Form 10-K
period 2014-12-31
SIMMONS FIRST NATIONAL CORP
filed 2015-03-16
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the fiscal year ended: December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2014, was $585,950,357 based upon the last trade price as reported on the NASDAQ Global Select Market® of $39.39.

The number of shares outstanding of the Registrant's Common Stock as of February 28, 2015, was 29,836,794.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 18, 2015.

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

Company Overview

Simmons First National Corporation (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company is headquartered in Arkansas with total assets of $4.6 billion, loans of $2.7 billion, deposits of $3.9 billion and equity capital of $494 million as of December 31, 2014.  We conduct banking operations through more than 100 branches, or “financial centers,” located in communities throughout Arkansas, Missouri, and Kansas.

We seek to build shareholder value by (i) focusing on strong asset quality, (ii) maintaining strong capital (iii) managing our liquidity position, (iv) improving our operational efficiency (v) opportunistically growing our business, both organically and through acquisitions of financial institutions.

Subsidiary Bank

Our subsidiary bank, Simmons First National Bank (“Simmons Bank” or “lead bank”), is a national bank which has been in operation since 1903.  Simmons First Trust Company N.A., a wholly-owned subsidiary of Simmons Bank, performs the trust and fiduciary business operations for Simmons Bank.  Simmons First Investment Group, Inc., a wholly-owned subsidiary of Simmons Bank, is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority and performs the broker-dealer and retail investment operations for Simmons Bank.  Simmons First Capital Management, Inc., a wholly-owned subsidiary of Simmons Bank, is a Registered Investment Advisor.  Simmons First Insurance Services, Inc., is an insurance agency providing life, auto, home, business and commercial insurance coverage.

Simmons Bank and its subsidiaries provide complete banking services to individuals and businesses throughout the market areas they serve.  Simmons Bank offers consumer, real estate and commercial loans, checking, savings and time deposits.  We have also developed through our experience and scale and through acquisitions, specialized products and services that are in addition to those offered by the typical community bank.  Those products include credit cards, trust services, investments, agricultural finance lending, equipment lending, insurance, consumer finance and SBA lending.

Community Bank Strategy

Historically, we utilized separately chartered community banks, supported by our lead bank to provide full service banking products and services across our footprint.  On March 5, 2014, we announced the planned consolidation of our six smaller subsidiary banks into Simmons First National Bank.  Three banks, Jonesboro, Searcy and Hot Springs, were merged into Simmons Bank in May 2014.  The remaining three banks, Lake Village, Russellville and El Dorado, were merged into Simmons Bank in August 2014.  We made the decision to consolidate in order to effectively meet the increased regulatory burden facing banks, to reduce certain operating costs and more efficiently perform operational duties.  After the charter consolidation, Simmons Bank operates as four separate regions.  Below is a listing of our regions:

Region	Headquarters

South Arkansas Region	Pine Bluff, Arkansas
Central/Northeast Arkansas Region	Little Rock, Arkansas
Northwest Arkansas Region	Rogers, Arkansas
Kansas/Missouri Region	Springfield, Missouri

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

In 2013, we completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”) from Rogers Bancshares, Inc. (“RBI”).  The purchase was completed through an auction of the MNB stock by the U. S. Bankruptcy Court as a part of the Chapter 11 proceeding of RBI.  MNB, which was headquartered in Little Rock, Arkansas, served central and northwest Arkansas and had total assets of $950 million.  Upon completion of the acquisition, MNB and our Rogers, Arkansas chartered bank, Simmons First Bank of Northwest Arkansas were merged into our lead bank.  As an in market acquisition, MNB had significant branch overlap with our existing branch footprint.  We completed the systems conversion for MNB on March 21, 2014 and simultaneously closed 27 branch locations that had overlapping footprints with other locations.  We continue to actively pursue additional acquisition opportunities that meet our strategic guidelines regarding mergers and acquisitions.

On August 31, 2014, we completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), including its wholly-owned bank subsidiary Delta Trust & Bank.  Also headquartered in Little Rock, Delta Trust had total assets of $420 million.  The acquisition further expanded Simmons Bank's presence in south, central and northwest Arkansas and allows us the opportunity to provide services that have not previously been offered with the addition of Delta Trust's insurance agency and securities brokerage service.  We merged Delta Trust & Bank into Simmons Bank and completed the systems conversion on October 24, 2014.  At that time, we also closed 4 branch locations with overlapping footprints.

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  Subsequently, on June 18, 2014, we filed Amendment No. 1 to the shelf registration statement.  When declared effective, the shelf registration statement, will allow us to raise capital from time to time, up to an aggregate of $300 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

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

We expect that our primary geographic target area for acquisitions will continue to be Arkansas and its contiguous states.  Our priority will be to focus on acquisitions that would complement our current footprint in the Arkansas, Kansas, Missouri and Tennessee markets.  The senior management teams of both our parent company and lead bank have had extensive experience during the past twenty-five years in acquiring banks, branches and deposits and post-acquisition integration of operations.  We believe this experience positions us to successfully acquire and integrate banks.

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

Loan Risk Assessment

As part of our ongoing risk assessment, the Company has an Asset Quality Review Committee of management that meets quarterly to review the adequacy of the allowance for loan losses.  The Committee reviews the status of past due, non-performing and other impaired loans, reserve ratios, and additional performance indicators for its subsidiary bank. The appropriateness of the allowance for loan losses is determined based upon the aforementioned performance factors, and provision adjustments are made accordingly.

The Board of Directors reviews the adequacy of its allowance for loan losses on a monthly basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions.  Our loan review department monitors loan information monthly.  In addition, the loan review department prepares an analysis of the allowance for loan losses for each bank region twice a year, and reports the results to our Enterprise Risk Committee.  In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs a detailed review of each region’s loan files on a semi-annual basis.  Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

The Simmons Bank Board of Directors has delegated oversight of all acquired assets (covered and not covered by FDIC loss share agreements) to the Acquired Asset Loan Committee, comprised of the Corporate CEO, President and an Executive Vice President, along with several Simmons Bank executives.  The Board authorizes the Committee to transact loan origination, renewal and workout procedures relative to FDIC-assisted and traditional acquisitions.

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

Employees

As of January 31, 2015, the Company and its subsidiaries had approximately 1,331 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

George A. Makris, Jr.	58	Chairman and Chief Executive Officer	2
David L. Bartlett	63	President and Chief Banking Officer	18
Robert A. Fehlman	50	Senior Executive Vice President, Chief Financial Officer and Treasurer	26
Marty D. Casteel	63	Executive Vice President	26
David W. Garner	45	Executive Vice President, Controller and Chief Accounting Officer	17
Susan F. Smith	53	Executive Vice President/Corporate Strategy and Performance and Secretary	17
Tina M. Groves	45	Executive Vice President and Chief Risk Officer	9
Patrick A. Burrow	61	Executive Vice President and General Counsel	0
Stephen C. Massanelli	59	Executive Vice President/Organizational Development	0

Board of Directors of the Company
The following is a list of the Board of Directors of the Company as of December 31, 2014, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

George A. Makris, Jr. (1)	Chairman and Chief Executive Officer
Simmons First National Corporation

David L. Bartlett	President and Chief Banking Officer
Simmons First National Corporation

William E. Clark, II	Chairman and Chief Executive Officer
Clark Contractors, LLC

Steven A. Cossé	President and Chief Executive Officer (retired) and Director
Murphy Oil Corporation

Edward Drilling	President
AT&T Arkansas

Sharon L. Gaber	Provost and Vice Chancellor for Academic Affairs
University of Arkansas

Eugene Hunt	Attorney
Hunt Law Firm

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board
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

Subsidiary Banks

During the fourth quarter of 2010, the Company realigned the regulatory oversight for its affiliate banks in order to create efficiencies through regulatory standardization.  We operated as a multi-bank holding company and over the years, have acquired several banks.  In accordance with the corporate strategy, in place at that time, of leaving the bank structure unchanged, each acquired bank stayed intact as did its regulatory structure.  As a result, the Company’s eight affiliate banks were regulated by the Arkansas State Bank Department, the Federal Reserve, the FDIC, and/or the Office of the Comptroller of the Currency (“OCC”).

Following the regulatory realignment, the lead bank remained a national bank regulated by the OCC while the other affiliate banks became state member banks with the Arkansas State Bank Department as their primary regulator and the Federal Reserve as their federal regulator.  Because of the overlap in footprint, during the fourth quarter of 2013 we merged Simmons First Bank of Northwest Arkansas into Simmons Bank in conjunction with our acquisition of Metropolitan, reducing the number of affiliate state member banks to six.  On March 5, 2014, we announced the planned consolidation of our six smaller subsidiary banks into Simmons Bank.  After the subsidiary banks were merged into the lead bank, the OCC remained Simmons Bank’s primary regulator.

The lending powers of our subsidiary bank are generally subject to certain restrictions, including the amount, which may be lent to a single borrower.  Simmons Bank is a member of the FDIC, which provides insurance on deposits of each member bank up to applicable limits by the Deposit Insurance Fund.  For this protection, Simmons Bank pays a statutory assessment to the FDIC each year.

Federal law substantially restricts transactions between banks and their affiliates.  As a result, our subsidiary bank is limited in making extensions of credit to the Company, investing in the stock or other securities of the Company and engaging in other financial transactions with the Company.  Those transactions that are permitted must generally be undertaken on terms at least as favorable to the bank as those prevailing in comparable transactions with independent third parties.

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

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Effective October 1, 2011, the FRB set the interchange rate cap at $0.21 per transaction plus five basis points multiplied by the value of the transaction.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule has affected the competitiveness of debit cards issued by smaller banks.  If our bank subsidiary exceeds $10 billion in total assets, then it will become subject to the interchange rate limits of larger banks which may negatively impact our interchange revenue.

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

FDIC Deposit Insurance and Assessments

Our customer deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF) up to $250,000 per separately insured depositor.

The Dodd-Frank Act, which was signed into law on July 21, 2010, changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions.  The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits.  The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.  If our bank subsidiary exceeds $10 billion in total assets, then it will become subject to the assessment rates assigned to larger banks which may result in higher deposit insurance premiums.

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of December 31, 2014, the Company and its subsidiary bank meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the states where we operate, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates;  natural disasters; or a combination of these or other factors.

The business environment in the states where we operate could continue to deteriorate. There can be no assurance that these business and economic conditions will improve in the near term. The continuation of these conditions could adversely affect the credit quality of our loans and our results of operations and financial condition.

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

Our subsidiary bank operates primarily within the states of Arkansas, Missouri and Kansas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these four states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states, in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in 2014 and 2013, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.27% of our average outstanding credit card balances for the year ended December 31, 2014, compared to 1.33% of the average outstanding balances for the year ended on December 31, 2013. The current economic situation could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

The Federal Reserve Board’s source of strength doctrine could require that we divert capital to our subsidiary bank instead of applying available capital towards planned uses, such as engaging in acquisitions or paying dividends to shareholders.

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

A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure for us.

Our businesses are dependent on our ability and the ability of our third party service providers to process, record and monitor a large number of transactions. If the financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, our results of operations could be materially adversely affected.

Although we and our third party service providers devote significant resources to maintain and upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Despite our efforts and those of our third party service providers to ensure the integrity

Risks Related to Owning Our Stock

The holders of our subordinated debentures have rights that are senior to those of our shareholders. If we defer payments of interest on our outstanding subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to our common stock.

We have subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Missouri and Kansas.  The Company and Simmons Bank conduct financial operations from over 100 branches, or “financial centers”, located in communities throughout Arkansas, Missouri and Kansas.

ITEM 3.	LEGAL PROCEEDINGS

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2014 and 2013.  Also set forth below are dividends declared per share in each of these periods:

	Price Per Common Share		Quarterly Dividends Per Common
	High	Low	Share
2014
1st quarter	$38.80	$32.01	$0.22
2nd quarter	43.22	34.62	0.22
3rd quarter	41.82	37.35	0.22
4th quarter	42.43	37.60	0.22

2013
1st quarter	$26.25	$24.11	$0.21
2nd quarter	26.55	23.16	0.21
3rd quarter	31.50	24.06	0.21
4th quarter	38.54	29.64	0.21

On February 18, 2015, the closing price for our common stock as reported on the NASDAQ was $39.44.  As of February 18, 2015, there were 1,268 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary bank, which is subject to restrictions tied to such institution’s earnings.  Under applicable banking laws, the declaration of dividends by Simmons Bank in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency.  At December 31, 2014, approximately $10.0 million was available for the payment of dividends by Simmons Bank without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 20, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made no purchases of its common stock during the three months ended or during the year ended December 31, 2014.  During 2013, we repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share.  Under the current stock repurchase plan, we can repurchase an additional 154,136 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index, the NASDAQ Composite Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2009 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Simmons First National Corporation	100.00	105.38	103.65	99.90	150.84	168.72
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

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

	Years Ended December 31
(In thousands, except per share & other data)	2014	2013	2012	2011	2010

Income statement data:
Net interest income	$171,064	$130,850	$113,517	$108,660	$101,949
Provision for loan losses	7,245	4,118	4,140	11,676	14,129
Net interest income after provision for loan losses	163,819	126,732	109,377	96,984	87,820
Non-interest income	62,192	40,616	48,371	53,465	77,874
Non-interest expense	175,721	134,812	117,733	114,650	111,263
Income before taxes	50,290	32,536	40,015	35,799	54,431
Provision for income taxes	14,602	9,305	12,331	10,425	17,314
Net income	$35,688	$23,231	$27,684	$25,374	$37,117

Per share data:
Basic earnings	2.11	1.42	1.64	1.47	2.16
Diluted earnings	2.11	1.42	1.64	1.47	2.15
Diluted core earnings (non-GAAP) (1)	2.29	1.69	1.59	1.45	1.51
Book value	27.38	24.89	24.55	23.70	23.01
Tangible book value (non-GAAP) (2)	20.15	19.13	20.66	20.09	19.36
Dividends	0.88	0.84	0.80	0.76	0.76
Basic average common shares outstanding	16,878,766	16,339,335	16,908,904	17,309,488	17,204,200
Diluted average common shares outstanding	16,922,026	16,352,167	16,911,363	17,317,850	17,264,900

Balance sheet data at period end:
Assets	4,643,354	4,383,100	3,527,489	3,320,129	3,316,432
Investment securities	1,082,870	957,965	687,483	697,656	613,662
Total loans	2,736,634	2,404,935	1,922,119	1,737,844	1,915,064
Allowance for loan losses (excluding covered loans)	29,028	27,442	27,882	30,108	26,416
Goodwill & other intangible assets	130,621	93,501	64,365	62,184	63,068
Non-interest bearing deposits	889,260	718,438	576,655	532,259	428,750
Deposits	3,860,718	3,697,567	2,874,163	2,650,397	2,608,769
Long-term debt	114,682	117,090	89,441	89,898	133,394
Subordinated debt & trust preferred	20,620	20,620	20,620	30,930	30,930
Stockholders’ equity	494,319	403,832	406,062	407,911	397,371
Tangible stockholders’ equity (non GAAP) (2)	363,698	310,331	341,697	345,727	334,303

Capital ratios at period end:
Stockholders’ equity to total assets	10.65%	9.21%	11.51%	12.29%	11.98%
Tangible common equity to tangible assets (non-GAAP) (3)	8.06%	7.24%	9.87%	10.61%	10.28%
Tier 1 leverage ratio	8.77%	9.22%	10.81%	11.86%	11.33%
Tier 1 risk-based ratio	13.43%	13.02%	19.08%	21.58%	20.05%
Total risk-based capital ratio	14.50%	14.10%	20.34%	22.83%	21.30%
Dividend payout	41.71%	59.15%	48.78%	51.70%	35.35%

	Years Ended December 31
	2014	2013	2012	2011	2010

Annualized performance ratios:
Return on average assets	0.80%	0.64%	0.83%	0.77%	1.19%
Return on average equity	8.11%	5.33%	6.77%	6.25%	9.69%
Return on average tangible equity (non-GAAP) (2) (4)	10.99%	6.36%	8.05%	7.54%	11.71%
Net interest margin (5)	4.47%	4.21%	3.93%	3.85%	3.78%
Efficiency ratio (6)	69.88%	71.28%	70.17%	67.86%	65.28%

Balance sheet ratios: (7)
Nonperforming assets as a percentage of period-end assets	1.25%	1.69%	1.29%	1.18%	1.12%
Nonperforming loans as a percentage of period-end loans	0.63%	0.53%	0.74%	1.02%	0.83%
Nonperforming assets as a percentage of period-end loans & OREO	2.76%	4.10%	2.74%	2.44%	2.18%
Allowance/to nonperforming loans	223.31%	297.89%	231.62%	186.14%	190.17%
Allowance for loan losses as a percentage of period-end loans	1.41%	1.57%	1.71%	1.91%	1.57%
Net charge-offs (recoveries) as a percentage of average loans	0.30%	0.27%	0.40%	0.49%	0.71%

Other data
Number of financial centers	109	131	92	84	85
Number of full time equivalent employees	1,338	1,343	1,068	1,083	1,075

(1)
Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2014, the Company reported a $0.27 decrease in EPS from merger related costs primarily from its Delta Trust acquisition, a $0.03 EPS decrease from change-in-control payments related to Delta Trust and a $0.02 EPS decrease from charter consolidation costs. Also in 2014, the Company recorded a $0.04 EPS increase from the sale of its merchant services business and a $0.10 EPS increase from the gains on sale of premises held for sale, net of the closing costs of the former branches. In 2013, the Company recorded a $0.25 decrease in EPS from merger related costs from its Metropolitan National Bank acquisition and a $0.02 decrease in EPS from the closing costs of 7 underperforming branches. In 2012, the Company recorded a $0.05 increase in EPS from the FDIC assisted transactions of Truman Bank and Excel Bank. In 2011, the Company recorded a $0.04 increase in EPS from the sale of MasterCard stock. Also in 2011, the Company recorded a $0.01 decrease in EPS from the closing cost of a branch and a $0.01 EPS decrease from merger related costs from an FDIC-assisted acquisition. In 2010, the Company recorded a net $0.65 increase in EPS from FDIC-assisted acquisitions (bargain purchase gains, merger related costs, gains from disposition of investment securities and costs from disposition of FHLB borrowings). Also in 2010, the Company recorded a $0.01 decrease in EPS from costs to close nine branches.

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

	Years Ended December 31
($ in thousands, except per share data)	2014	2013	2012	2011	2010

Stockholders’ equity	$494,319	$403,832	$406,062	$407,911	$397,371
Less: Intangible assets
Goodwill	108,095	78,529	60,605	60,605	60,605
Other intangibles	22,526	14,972	3,760	1,579	2,463
Tangible stockholders’ equity (non-GAAP)	$363,698	$310,331	$341,697	$345,727	$334,303

Book value per share	$27.38	$24.89	$24.55	$23.70	$23.01
Tangible book value per share (non-GAAP)	$20.15	$19.13	$20.66	$20.09	$19.36
Shares outstanding	18,052,488	16,226,256	16,542,778	17,212,317	17,271,594

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
(6)
The efficiency ratio is total non-interest expense less foreclosure expense and amortization of intangibles, divided by the sum of net interest income on a fully taxable equivalent basis plus total non-interest income less security gains, net of tax. For the year ended December 31, 2014, this calculation excludes merger related costs of $7.5 million from non-interest expense. For the year ended December 31, 2013, this calculation excludes merger related costs of $6.4 million from non-interest expense. For the year ended December 31, 2012, this calculation excludes the gain on FDIC-assisted transactions of $3.4 million from total non-interest income and excludes merger related costs of $1.9 million from non-interest expense. For the year ended December 31, 2011, this calculation excludes the $1.1 million gain on sale of MasterCard stock.  For the year ended December 31, 2010, this calculation excludes the gain on FDIC-assisted transactions of $21.3 million from total non-interest income and excludes merger related costs of $2.6 million from non-interest expense.

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

We evaluate loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  We evaluate purchased impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

2014 Overview

Our net income for the year ended December 31, 2014 was $35.7 million and diluted earnings per share were $2.11, compared to net income of $23.2 million and $1.42 diluted earnings per share in 2013.  Net income for both 2014 and 2013 included several significant nonrecurring items that impacted net income, mostly related to our acquisitions.  Excluding all nonrecurring items, core earnings for the year ended December 31, 2014 was $38.7 million, or $2.29 diluted core earnings per share, compared to $27.6 million, or $1.69 diluted core earnings per share in 2013.  Diluted core earnings per share increased by $0.60, or 35.5%. See Reconciliation of Non-GAAP Measures and Table 21 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

On November 25, 2013, we closed the transaction to acquire Metropolitan National Bank (“Metropolitan” or “MNB”), headquartered in Little Rock, Arkansas.  During the first quarter of 2014 we completed the system integration and branch consolidation associated with the Metropolitan acquisition.  As a result of the MNB combination and in concert with the systems conversion, we closed 27 branches with footprints that overlap other branches.  We also entered into a definitive agreement and plan of merger with Delta Trust & Banking Corporation (“Delta Trust”), also headquartered in Little Rock, including its wholly-owned bank subsidiary Delta Trust & Bank. We finalized our acquisition of Delta Trust on August 31, 2014, and completed the systems conversion on October 24, 2014.

The Metropolitan and Delta Trust franchises, headquartered in Little Rock, fit nicely into our footprint by expanding our presence in central and northwest Arkansas, the two leading growth market in our home state.  Both banks have a rich history of providing exemplary customer service to the communities in which they have served.  With the operational system conversions of Metropolitan and Delta Trust with our flagship institution, Simmons First National Bank (“Simmons Bank”), we are able to provide customers with innovative products, exceptional customer service and convenience throughout the combined service area.

During the second quarter of 2014, we entered into a definitive agreement and plan of merger with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”).  During the second quarter we also entered into a definitive agreement and plan of merger with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank.  We completed both of these transactions on February 27, 2015.  These two acquisitions will add approximately $1.9 billion in loans, $2.4 billion in deposits and $3.0 billion in total assets to our balance sheet in the first quarter of 2015, increasing our combined company to approximately $7.6 billion in total assets.

We are very pleased with the core earnings results in 2014.  We reported record core earnings and record core earnings per share for 2014.  As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits.  Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth of over 12% during the past year as well as our growth from acquisitions, which enabled us to produce a net interest margin of 4.47%.

Stockholders’ equity as of December 31, 2014 was $494.3 million, book value per share was $27.38 and tangible book value per share was $20.15.  Our ratio of stockholders’ equity to total assets was 10.7% and the ratio of tangible stockholders’ equity to tangible assets was 8.1% at December 31, 2014.  The Company’s Tier I leverage ratio of 8.8%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized”.  See Table 18 – Risk-Based Capital for regulatory capital ratios.

We believe our stock, even after the recent market increase in our stock value, continues to be an excellent investment.  We increased our quarterly dividend from $0.22 to $0.23 per share, beginning with the first quarter of 2015.  On an annual basis, the $0.92 per share dividend results in a return in excess of 2.1%, based on our recent stock price.

Total loans, including loans acquired, were $2.7 billion at December 31, 2014, an increase of $332 million, or 13.8%, from the same period in 2013.  Acquired loans increased by $21 million, net of discounts, while legacy loans (all loans excluding acquired loans) grew $311 million, or 17.9%.  Excluding the $98 million in loan balances that migrated from acquired loans, legacy loans grew $213 million, or 12.2%.  We are encouraged by the continued growth in our legacy loan portfolio throughout 2014.  We have had very good legacy loan growth again this year, particularly from the new lenders we have attracted in our targeted growth markets.  Their production has exceeded our expectations for 2013 and 2014.

Despite the continued challenges in the economy, we continue to have good asset quality.  The allowance for loan losses as a percent of total loans was 1.41% at December 31, 2014.  Non-performing loans equaled 0.63% of total loans. Non-performing assets were 1.25% of total assets.  The allowance for loan losses was 223% of non-performing loans.  The Company’s net charge-offs for 2014 were 0.30% of total loans.  Excluding credit cards, net charge-offs for 2014 were 0.22% of total loans.

Total assets were $4.6 billion at December 31, 2014 compared to $4.4 billion at December 31, 2013, an increase of $260 million primarily due to the Delta Trust acquisition.

Subsidiary Bank Consolidation

We have completed the consolidation of our subsidiary banks into Simmons First National Bank (“Simmons Bank”), headquartered in Pine Bluff, Arkansas.  We announced in March our plans to consolidate our seven subsidiary banks into a single banking organization, Simmons Bank.  We completed the first phase by consolidating three subsidiary banks into Simmons Bank in May 2014 and completed the final phase by consolidating the remaining three subsidiary banks into Simmons Bank in August 2014.  The elimination of the separate bank charters will increase the Company's efficiency and assist us in more effectively meeting the increased regulatory burden currently facing banking institutions.  There are many operational functions that we previously performed separately for each of our seven banks; with the consolidation, these tasks will only need to be performed once.

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

For the year ended December 31, 2014, net interest income on a fully taxable equivalent basis was $177.9 million, an increase of $42.1 million, or 31.0%, from the same period in 2013.  The increase in net interest income was the result of a $43.8 million increase in interest income and a $1.7 million increase in interest expense.

The increase in interest income primarily resulted from a $35.9 million increase in interest income on loans, consisting of legacy loans and acquired loans.  The increase in loan volume during 2014 generated $36.1 million of additional interest income, while a 1 basis point decline in yield resulted in a $0.2 million decrease in interest income.  The interest income increase from loan volume was primarily due to our Metropolitan and Delta Trust acquisitions; however, a significant portion of the increase in loan interest income can be attributed to our legacy loan growth of $311 million, or 17.9%, during 2014.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our acquired loans, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loans, and adjustments may or may not be required.  The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans.  For loans covered by FDIC loss sharing agreements, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the year ended December 31, 2014, the adjustments increased interest income by an additional $7.5 million and decreased non-interest income by an additional $2.4 million compared to 2013.  The net increase to 2014 pre-tax income was $5.1 million from 2013.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $17.0 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $10.6 million.  Of the remaining adjustments, we expect to recognize $9.1 million of interest income and a $7.9 million reduction of non-interest income for a net addition to pre-tax income of approximately $1.2 million in 2015.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

Our net interest margin was 4.47% for the year ended December 31, 2014, up 26 basis points from 2013.  Our margin has been strengthened from the impact of the accretable yield adjustments discussed above.  Also, the acquisition of loans, along with our ability to stabilize the size of our legacy loan portfolio, has allowed us to increase our level of higher yielding assets over 2013.  Conversely, while keeping us prepared to benefit from rising interest rates, our high levels of liquidity continue to compress our margin.

Our net interest margin was 4.21% and 3.93% for the years ended December 31, 2013 and 2012, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2014, 2013 and 2012, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2014 versus 2013 and 2013 versus 2012.

Table 1:	Analysis of Net Interest Income
(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2014	2013	2012

Interest income	$185,035	$143,113	$129,134
FTE adjustment	6,840	4,951	4,705

Interest income - FTE	191,875	148,064	133,839
Interest expense	13,971	12,263	15,617

Net interest income - FTE	$177,904	$135,801	$118,222

Yield on earning assets - FTE	4.83%	4.59%	4.45%
Cost of interest bearing liabilities	0.44%	0.48%	0.66%
Net interest spread - FTE	4.39%	4.11%	3.79%
Net interest margin - FTE	4.47%	4.21%	3.93%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2014 vs. 2013	2013 vs. 2012

Increase due to change in earning assets	$39,750	$24,120
Increase (decrease) due to change in earning asset yields	4,061	(9,895)
Increase due to change in interest rates paid on interest bearing liabilities	1,163	3,289
(Decrease) increase due to change in interest bearing liabilities	(2,871)	65

Increase in net interest income	$42,103	$17,579

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2014.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2014			2013			2012
(In thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS

Earning assets:
Interest bearing balances due from banks	$388,045	$857	0.22	$470,651	$1,127	0.24	$524,224	$1,220	0.23
Federal funds sold	3,663	27	0.74	4,186	19	0.45	3,107	7	0.23
Investment securities - taxable	735,637	8,624	1.17	464,319	5,553	1.20	474,375	5,321	1.12
Investment securities - non-taxable	328,310	17,541	5.34	315,445	12,647	4.01	208,056	12,060	5.8
Mortgage loans held for sale	16,038	695	4.33	13,108	467	3.56	17,959	637	3.55
Assets held in trading accounts	6,938	17	0.25	8,607	29	0.34	7,539	48	0.64
Loans	2,497,272	164,114	6.57	1,947,778	128,222	6.58	1,773,581	114,546	6.45
Total interest earning assets	3,975,903	191,875	4.83	3,224,094	148,064	4.59	3,008,841	133,839	4.45
Non-earning assets	502,198			382,408			327,322

Total assets	$4,478,101			$3,606,502			$3,336,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$1,886,217	$3,057	0.16	$1,490,457	$2,461	0.17	$1,308,171	$2,682	0.21
Time deposits	1,040,979	6,022	0.58	859,913	5,938	0.69	861,004	7,943	0.92
Total interest bearing deposits	2,927,196	9,079	0.31	2,350,370	8,399	0.36	2,169,175	10,625	0.49

Federal funds purchased and securities sold under agreements to repurchase	110,644	269	0.24	93,574	219	0.23	91,444	310	0.34
Other borrowings	118,256	3,986	3.37	87,089	3,001	3.45	89,861	3,354	3.73
Subordinated debentures	20,620	637	3.09	20,620	644	3.12	28,268	1,328	4.7
Total interest bearing liabilities	3,176,716	13,971	0.44	2,551,653	12,263	0.48	2,378,748	15,617	0.66

Non-interest bearing liabilities:
Non-interest bearing deposits	820,490			588,374			518,243
Other liabilities	40,727			30,557			29,985
Total liabilities	4,037,933			3,170,584			2,926,976
Stockholders’ equity	440,168			435,918			409,187
Total liabilities and stockholders’ equity	$4,478,101			$3,606,502			$3,336,163
Net interest spread			4.39			4.11			3.79
Net interest margin		$177,904	4.47		$135,801	4.21		$118,222	3.93

Table 4:	Volume/Rate Analysis

	Years Ended December 31
	2014 over 2013			2013 over 2012
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$(188)	$(82)	$(270)	$(128)	$35	$(93)
Federal funds sold	(2)	10	8	2	10	12
Investment securities - taxable	3,183	(112)	3,071	(115)	347	232
Investment securities - non-taxable	535	4,359	4,894	5,024	(4,437)	587
Mortgage loans held for sale	116	112	228	(173)	3	(170)
Assets held in trading accounts	(5)	(7)	(12)	6	(25)	(19)
Loans (including loans acquired)	36,111	(219)	35,892	19,504	(5,828)	13,676
Total	39,750	4,061	43,811	24,120	(9,895)	14,225

Interest expense
Interest bearing transaction and savings accounts	642	(46)	596	344	(565)	(221)
Time deposits	1,135	(1,051)	84	(10)	(1,995)	(2,005)
Federal funds purchased and securities sold under agreements to repurchase	42	8	50	7	(98)	(91)
Other borrowings	1,052	(67)	985	(101)	(252)	(353)
Subordinated debentures	-	(7)	(7)	(305)	(379)	(684)
Total	2,871	(1,163)	1,708	(65)	(3,289)	(3,354)
Increase (decrease) in net interest income	$36,879	$5,224	$42,103	$24,185	$(6,606)	$17,579

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

The provision for loan losses for 2014, 2013 and 2012, was $7.2 million, $4.1 million and $4.1 million, respectively.  The increase in the provision level was primarily due to our growing legacy portfolio, as well as to the migration of acquired loans previously protected by a credit mark, with no allowance, into our legacy portfolio, thus requiring coverage by the allowance.  See Allowance for Loan Losses section for additional information.

Non-Interest Income

Total non-interest income was $62.2 million in 2014, compared to $40.6 million in 2013 and $48.4 million in 2012.  Non-interest income for 2014 increased $21.6 million, or 53.1%, from 2013.

As previously discussed in the Net Interest Income section, there was a $2.4 million decrease in non-interest income from 2013 to 2014 due to reductions of the indemnification assets resulting from increased cash flows expected to be collected from the FDIC covered loan portfolios.

During 2014 we recognized pre-tax net gains of $7.8 million from the sale of several branch locations.  These branches were closed in March as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.  We are very pleased with the market demand for our former branch facilities, allowing us to negotiate quick sales on the majority of these non-earning assets during 2014.

We also recorded a $1.0 million gain from the sale of our merchant services business during the second quarter of 2014.  The sale of this service business became necessary as the chip technology in debit and credit cards comes to fruition.  The new contract we have with our vendor serves to eliminate most of our risk while providing our customers with service and support from experts in their field.  While our revenue from these services will decline, so will our support expenses.  We believe that by selling our merchant services and entering into a third-party contract we have mitigated our risk with a neutral financial impact.

Included in 2013 non-interest income was a $193,000 nonrecurring loss on sale of securities liquidated from the Truman and Excel acquisition portfolios, and included in 2012 non-interest income was $3.4 million of nonrecurring bargain purchase gains on the Truman and Excel.

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

Table 5 shows non-interest income for the years ended December 31, 2014, 2013 and 2012, respectively, as well as changes in 2014 from 2013 and in 2013 from 2012.

Table 5:	Non-Interest Income

	Years Ended December 31			2014 Change from		2013 Change from
(In thousands)	2014	2013	2012	2013		2012

Trust income	$7,111	$5,842	$5,473	$1,269	21.72%	$369	6.74%
Service charges on deposit accounts	25,650	18,815	16,808	6,835	36.33	2,007	11.94
Other service charges and fees	3,574	2,997	2,961	577	19.25	36	1.22
Mortgage lending income	5,342	4,592	5,997	750	16.33	(1,405)	-23.43
Investment banking income	1,070	1,811	2,038	(741)	-40.92	(227)	-11.14
Debit and credit card fees	22,866	17,833	17,045	5,033	28.22	788	4.62
Bank owned life insurance income	1,843	1,319	1,463	524	39.73	(144)	-9.84
Gain on FDIC-assisted transactions	-	-	3,411	-	-	(3,411)	-100.00
Net (loss) gain on assets covered by FDIC loss share agreements	(20,316)	(16,188)	(9,793)	(4,128)	25.50	(6,395)	65.30
Net gain on sale of premises held for sale	7,780	-	-	7,780	100.00	-	-
Other income	7,264	3,746	2,966	3,518	93.91	780	26.30
Gain (loss) on sale of securities	8	(151)	2	159	-105.30	(153)	7650.00
Total non-interest income	$62,192	$40,616	$48,371	$21,576	53.12%	$(7,755)	-16.03%

Recurring fee income (service charges, trust fee and debit and credit card fees) for 2014 was $59.2 million, an increase of $13.7 million, or 30.15%, when compared with the 2013 amounts.  Service charges on deposits accounts increased $6.8 million, or 36.3%.  While some of the service charge income increase was due to paper statement fees implemented during 2013, the majority of these increases were due to the additions of accounts from the Metropolitan and Delta Trust acquisitions.  Debit and credit card fees increased $5.0 million, or 28.2%, due primarily to higher transaction volume.  Trust income increased by $1.3 million, or 21.7%, due primarily to growth in our personal trust and investor management client base.

Recurring fee income for 2013 was $45.5 million, an increase of $3.2 million, or 7.6%, when compared with the 2012 amounts.  Service charges on deposits accounts increased $2.0 million due primarily to fees on accounts added through acquisitions and paper statement fees implemented during 2013.  Debit and credit card fees increased $0.8 million due primarily to a higher volume of debit and credit card transactions.

Mortgage lending income increased by $750,000, or 16.3%, in 2014 compared to 2013, as the mortgage market improved significantly during the last half of 2014, following significant decreases in the previous quarters of 2014, when compared to 2013.   Mortgage lending income decreased by $1.4 million, or 23.4%, in 2013 compared to 2012, primarily due to a market driven increase in mortgage rates leading to substantially lower residential refinancing volume.

Investment banking income decreased by $741,000, or 40.9%, in 2014 compared to 2013.  Investment banking income decreased by $227,000, or 11.1%, in 2013 compared to 2012.  The decreases were primarily due to an industry-wide decline in dealer-bank activities.

Net loss on assets covered by FDIC loss share agreements increased by $4.1 million in 2014 compared to 2013.  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, an additional $2.2 million of amortization, a reduction of non-interest income, was recorded during 2014 as compared to 2013, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $1.2 million from the previous year.  Net loss on assets covered by FDIC loss share agreements increased by $6.4 million in 2013 compared to 2012.

Other non-interest income for 2014 increased by $11.3 million from 2013.  Included in the increase were the $7.8 million gains from the sale of closed branch locations and the $1.0 million gain from the sale of our merchant services business.  The remainder of the increase was primarily due to increased gains on sale of foreclosed assets and recoveries on Metropolitan loans that were charged off prior to acquisition. Other non-interest income for 2013 increased by $780,000 from 2012, primarily due to increased gains on sale of foreclosed assets.

We recorded $8,000 in net realized gains on sale of securities during 2014, with $151,000 in net realized losses on sale of securities during 2013.  As part of our acquisition strategy related to Truman and Excel, we liquidated much of the acquired investment portfolios, resulting in net realized losses of $193,000 in 2013.  We recorded $2,000 in net realized gains on sale of securities in 2012.

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

Non-interest expense for 2014 was $175.7 million, an increase of $40.9 million or 30.4%, from 2013.  This increase includes approximately $7.5 million of merger related costs during 2014 for our acquisition of Delta Trust and costs that carried over into 2014 from our 2013 acquisition of Metropolitan.  Also included in non-interest expense are merger related costs of $6.4 million in 2013, primarily attributed to the acquisition of Metropolitan.

During May and August of 2014 we completed our charter consolidation by consolidating our six remaining subsidiary banks into Simmons Bank and incurred $0.6 million of charter consolidation costs, mostly related to systems conversions.  We also recorded $4.7 million in branch rightsizing costs during 2014, primarily associated with the closure and maintenance of eleven legacy Simmons branches.  These branches, along with sixteen former Metropolitan branches, were closed in March 2014 as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.  Included in 2014 non-interest expense was $0.9 million of change-in-control payments related to the Delta Trust acquisition.

Normalizing for the nonrecurring merger related costs, change-in-control payments, branch right sizing expenses and charter consolidation costs, non-interest expense increased $34.2 million, or 26.8% in 2014 from 2013, primarily due to the incremental operating expenses of the acquired Metropolitan and Delta Trust locations.  See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items.

Non-interest expense for 2013 was $134.8 million, an increase of $17.1 million or 14.51%, from 2012.  This increase includes approximately $6.4 million of merger related costs for our acquisition of Metropolitan and $0.6 million of one-time expenses related to the closure of six branch locations during 2013.  Also included in non-interest expense are merger related costs of $1.9 million in 2012.  Normalizing for these merger related and branch closure costs, non-interest expense increased by 10.3% in 2013 from 2012.  This increase is primarily the result of normal operating expenses for the Metropolitan, Excel and Truman acquisitions.  See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items

Salaries and employee benefits increased to $89.2 million in 2014 from $74.1 million in 2013, an increase of $15.1 million, or 20.4%.  Occupancy expense increased to $12.8 million in 2014 from $10.0 million in 2013, an increase of $2.8 million, or 27.9%.  Furniture and fixture expense increased to $9.3 million in 2014 from $7.6 million in 2013, an increase of $1.7 million, or 22.3%.  These increases, along with the increases in several other operating expense categories, were a result of the Metropolitan and Delta Trust acquisitions.

Deposit insurance expense during 2014 increased to $3.4 million from $2.5 million in 2013, an increase of $0.9 million, or 35.1%.  Deposit insurance expense during 2013 increased to $2.5 million from $2.1 million in 2012, an increase of $0.4 million, or 19.0%.  These increases are directly attributable to our growth in total assets.

Amortization of intangibles recorded for the years ended December 31, 2014, 2013 and 2012, was $2.0 million, $0.6 million and $0.3 million, respectively.  The current year increase is the result of core deposit intangible and other intangible assets recorded as the result of the Delta Trust acquisition and a full year of amortization expense related to the core deposit intangible from the Metropolitan acquisition.  The Company’s estimated amortization expense for each of the following five years is:  2015 – $2.741 million; 2016 – $2.615 million; 2017– $2.615 million; 2018 – $2.512 million; and 2019 – $2.202 million;.  The estimated amortization expense decreases as intangible assets fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2014, 2013 and 2012, respectively, as well as changes in 2014 from 2013 and in 2013 from 2012.

Table 6:	Non-Interest Expense

				2014		2013
	Years Ended December 31			Change from		Change from
(In thousands)	2014	2013	2012	2013		2012

Salaries and employee benefits	$89,210	$74,078	$66,999	$15,132	20.43%	$7,079	10.57%
Occupancy expense, net	12,833	10,034	8,603	2,799	27.90	1,431	16.63
Furniture and equipment expense	9,325	7,623	6,882	1,702	22.33	741	10.77
Other real estate and foreclosure expense	4,507	1,337	992	3,170	237.10	345	34.78
Deposit insurance	3,354	2,482	2,086	872	35.13	396	18.98
Merger related costs	7,470	6,376	1,896	1,094	17.16	4,480	236.29
Other operating expenses
Professional services	7,516	4,473	4,851	3,043	68.03	(378)	-7.79
Postage	3,383	2,531	2,488	852	33.66	43	1.73
Telephone	2,957	2,323	2,391	634	27.29	(68)	-2.84
Credit card expenses	8,699	6,869	6,906	1,830	26.64	(37)	-0.54
Operating supplies	1,964	1,511	1,419	453	29.98	92	6.48
Amortization of intangibles	1,979	600	347	1,379	229.83	253	72.91
Branch right sizing expense	4,721	641	-	4,080	636.51	641	100.00
Other expense	17,803	13,934	11,873	3,869	27.77	2,061	17.36
Total non-interest expense	$175,721	$134,812	$117,733	$40,909	30.35%	$17,079	14.51%

Income Taxes

 The provision for income taxes for 2014 was $14.6 million, compared to $9.3 million in 2013 and $12.3 million in 2012.  The effective income tax rates for the years ended 2014, 2013 and 2012 were 29.0%, 28.6% and 30.8%, respectively.

Loan Portfolio

Our legacy loan portfolio, excluding loans acquired, averaged $1.866 billion during 2014 and $1.661 billion during 2013.  As of December 31, 2014, total loans, excluding loans acquired, were $2.054 billion, compared to $1.743 billion on December 31, 2013, an increase of $311.1 million, or 17.8%.  This organic loan growth in 2014 represents a significant improvement over recent years.  This marks the third consecutive year that we have seen annual growth in our legacy loan portfolio.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan not covered by FDIC loss share as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans.  Our legacy loan growth from December 31, 2013 to December 31, 2014 included $98.3 million in balances that migrated from acquired loans during the period.  These migrated loan balances are included in the legacy loan balances as of December 31, 2014.  Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 12.2% rate during 2014.

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

Consumer loans consist of credit card loans, student loans and other consumer loans.  Consumer loans were $288.8 million at December 31, 2014, or 14.1% of total loans, compared to $309.7 million, or 17.8% of total loans at December 31, 2013.  The decrease in consumer loans was in student loans, a valuable business line eliminated from the private sector by Government legislation after the 2009 – 2010 school year.  Since that time we continued to service our remaining student loans internally until the loans paid off, while searching for a suitable buyer.  During the second quarter of 2014 we sold substantially our entire student loan portfolio at par, and are now completely out of the student loan business.

The credit card portfolio balance at December 31, 2014, increased by $445,000, or 0.2%, when compared to the same period in 2013.  Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction loans, single family residential loans and commercial loans.  Real estate loans were $1.352 billion at December 31, 2014, or 65.8% of total loans, compared to $1.165 billion, or 66.9% of total loans at December 31, 2013, an increase of $187.3 million, or 16.1%.  Our construction and development (“C&D”) loans increased by $35.5 million, or 24.2%, single family residential loans increased by $63.3 million, or 16.1%, and commercial real estate (“CRE”) loans increased by $88.5 million, or 14.1%. Considering the continuing challenges in the economy, we believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix.  Our C&D loans represent only 8.9% of our loan portfolio and CRE loans (excluding C&D) represent 34.8% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of non-real estate loans related to businesses and agricultural loans.  Commercial loans were $407.5 million at December 31, 2014, or 19.8% of total loans, compared to the $263.2 million, or 15.1% of total loans at December 31, 2013, an increase of $144.3 million, or 54.8%.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2014	2013	2012	2011	2010

Consumer
Credit cards	$185,380	$184,935	$185,536	$189,970	$190,329
Student loans	-	25,906	34,145	47,419	61,305
Other consumer	103,402	98,851	105,319	109,211	118,581
Total consumer	288,782	309,692	325,000	346,600	370,215
Real Estate
Construction	181,968	146,458	138,132	109,825	153,772
Single family residential	455,563	392,285	356,907	355,094	364,442
Other commercial	714,797	626,333	568,166	536,372	548,360
Total real estate	1,352,328	1,165,076	1,063,205	1,001,291	1,066,574
Commercial
Commercial	291,820	164,329	141,336	141,422	150,501
Agricultural	115,658	98,886	93,805	85,728	86,171
Total commercial	407,478	263,215	235,141	227,150	236,672
Other	5,133	4,655	5,167	4,728	10,003
Total loans, excluding loans acquired, before allowance for loan losses	$2,053,721	$1,742,638	$1,628,513	$1,579,769	$1,683,464

Table 8 reflects the remaining maturities and interest rate sensitivity of loans, excluding all loans acquired, at December 31, 2014.

Table 8:	Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$240,244	$45,108	$3,430	$288,782
Real estate	668,098	646,067	38,163	1,352,328
Commercial	268,735	137,260	1,483	407,478
Other	864	942	3,327	5,133

Total	$1,177,941	$829,377	$46,403	$2,053,721

Predetermined rate	$673,295	$826,407	$46,403	$1,546,105
Floating rate	504,646	2,970	-	507,616

Total	$1,177,941	$829,377	$46,403	$2,053,721

Loans Acquired

On August 31, 2014, we completed the acquisition of Delta Trust, and issued 1,629,515 shares of the Company’s common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock.  Included in the acquisition were loans with a fair value of $311.7 million and foreclosed assets with a fair value of $1.8 million.

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

On September 14, 2012, the Company acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Truman in an FDIC-assisted transaction that generated a pre-tax bargain-purchase gain of $1.1 million.  On October 19, 2012, the Company acquired certain assets and assumed certain deposits and other liabilities of Excel in an FDIC-assisted transaction that generated a pre-tax purchase gain of $2.3 million. In 2010, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of two other failed banks in FDIC-assisted transactions.  Loans comprise the majority of the assets acquired.  The majority of the loans acquired, along with the majority of the foreclosed assets acquired, are subject to loss share agreements with the FDIC whereby Simmons Bank is indemnified against 80% of losses.  These loans and foreclosed assets, as well as the related indemnification asset from the FDIC, are presented as covered assets in the accompanying consolidated financial statements.

A summary of the covered assets, along with the acquired loans and foreclosed assets held for sale that are not covered under FDIC loss share agreements, are reflected in Table 9 below:

Table 9:	Loans Acquired

(In thousands)	December 31, 2014	December 31, 2013

Loans acquired, covered by FDIC loss share (net of discount and allowance)	$106,933	$146,653
Foreclosed assets covered by FDIC loss share	11,793	20,585
FDIC indemnification asset	22,663	48,791
Total covered assets	$141,389	$216,029

Loans acquired, not covered by FDIC loss share (net of discount)	$575,980	$515,644
Foreclosed assets acquired, not covered by FDIC loss share	33,053	45,459
Total assets acquired, not covered by FDIC loss share	$609,033	$561,103

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

We evaluated all of the loans purchased in conjunction with the acquisition of Truman, Excel and our previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  Because some pools evaluated by the Company, covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $1.0 million allowance for loan losses for covered purchased impaired loans.  See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $16.2 million from December 31, 2013, to December 31, 2014.  Foreclosed assets held for sale (legacy and acquired, not covered) decreased by $19.9 million, as we were able to rid ourselves of several significant non-performing assets through liquidation in 2014.  Nonaccrual loans increased by $5.8 million during 2014, primarily CRE loans.  Total non-performing loans increased by $3.8 million from December 31, 2013 to December 31, 2014.  We remain aggressive in the identification, quantification and resolution of problem loans.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  During 2013, we had several large TDRs yielding a market interest rate that no longer had any concession regarding payment amount or amortization.  Because those loans are no longer considered TDRs, our TDR balance declined to $3.2 million at December 31, 2014, compared to $10.2 million at December 31, 2013.  The majority of our TDRs are in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.41% as of December 31, 2014.  Non-performing loans equaled 0.63% of total loans.  Non-performing assets were 1.25% of total assets.  The allowance for loan losses was 223% of non-performing loans.  Our net charge-offs to total loans for 2014 were 0.30%.  Excluding credit cards, the net charge-offs to total loans were 0.20%.  Net credit card charge-offs to total credit card loans for 2014 were 1.27%, compared to 1.33% in 2013.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired and excluding other real estate covered by FDIC loss share agreements).

Table 10:	Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2014	2013	2012	2011	2010

Nonaccrual loans (1)	$12,038	$6,261	$9,123	$12,907	$11,186
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	-	2,264	2,234	2,483	1,736
Other loans	961	687	681	785	969
Total loans past due 90 days or more	961	2,951	2,915	3,268	2,705
Total non-performing loans	12,999	9,212	12,038	16,175	13,891

Other non-performing assets:
Foreclosed assets held for sale	11,803	19,361	21,556	22,887	23,204
Acquired foreclosed assets held for sale, not covered	33,053	45,459	11,796	-	-
Other non-performing assets	97	75	221	-	109
Total other non-performing assets	44,953	64,895	33,573	22,887	23,313

Total non-performing assets	$57,952	$74,107	$45,611	$39,062	$37,204

Performing TDRs	$2,233	$9,497	$11,015	$11,391	$19,426

Allowance for loan losses to non-performing loans	223%	298%	232%	186%	190%
Non-performing loans to total loans	0.63	0.53	0.74	1.02	0.83
Non-performing loans to total loans (excluding government guaranteed student loans) (2)	0.63	0.40	0.60	0.87	0.72
Non-performing assets to total assets (3)	1.25	1.69	1.29	1.18	1.12
Non-performing assets to total assets (excluding government guaranteed student loans) (2) (3)	1.25	1.64	1.23	1.10	1.07

(1)	Includes nonaccrual TDRs of approximately $1.0 million, $0.7 million, $3.1 million, $5.2 million and $2.1 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
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

At December 31, 2014, impaired loans, net of government guarantees and acquired loans, were $14.7 million compared to $18.3 million at December 31, 2013.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses, excluding loans acquired, for the last five years is shown in table 11.

Table 11:	Allowance for Loan Losses

(In thousands)	2014	2013	2012	2011	2010

Balance, beginning of year	$27,442	$27,882	$30,108	$26,416	$25,016

Loans charged off
Credit card	3,188	3,263	3,516	4,703	5,321
Other consumer	1,638	1,561	1,198	1,890	2,471
Real estate	2,684	1,628	4,095	3,165	9,564
Commercial	1,044	382	543	1,411	1,246
Total loans charged off	8,554	6,834	9,352	11,169	18,602

Recoveries of loans previously charged off
Credit card	896	901	858	979	1,035
Other consumer	470	591	575	604	884
Real estate	1,566	592	1,383	981	3,657
Commercial	326	192	170	621	297
Total recoveries	3,258	2,276	2,986	3,185	5,873
Net loans charged off	5,296	4,558	6,366	7,984	12,729
Provision for loan losses	6,882	4,118	4,140	11,676	14,129

Balance, end of year	$29,028	$27,442	$27,882	$30,108	$26,416

Net charge-offs to average loans (1)	0.30%	0.27%	0.40%	0.49%	0.71%
Allowance for loan losses to period-end loans (1)	1.41%	1.57%	1.71%	1.91%	1.57%
Allowance for loan losses to net charge-offs (1)	548.11%	602.06%	438.05%	377.10%	207.53%

(1)	Excludes all acquired loan

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

Table 12:	Allocation of Allowance for Loan Losses

	December 31
	2014		2013		2012		2011		2010
(In thousands)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)

Credit cards	$5,445	9.1%	$5,430	10.6%	$7,211	11.4%	$5,513	12.0%	$5,549	11.3%
Other consumer	1,427	5.0%	1,758	7.2%	1,574	8.6%	1,638	9.9%	1,703	10.7%
Real estate	15,161	65.9%	16,885	66.9%	15,453	65.3%	10,117	63.4%	9,692	63.4%
Commercial	6,962	19.8%	3,205	15.1%	3,446	14.4%	2,063	14.4%	2,277	14.1%
Other	33	0.2%	164	0.2%	198	0.3%	209	0.3%	255	0.5%
Unallocated	-		-		-		10,568		6,940

Total	$29,028	100.0%	$27,442	100.0%	$27,882	100.0%	$30,108	100.0%	$26,416	100.0%

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

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

Held-to-maturity and available-for-sale investment securities were $777.6 million and $305.3 million, respectively, at December 31, 2014, compared to the held-to-maturity amount of $745.7 million and available-for-sale amount of $212.3 million at December 31, 2013.  Based on our level of pledging and our history of holding securities to maturity, our strategy sets portfolio targets of approximately 75% held-to-maturity and 25% available-for-sale.

As of December 31, 2014, $418.9 million, or 53.9%, of the held-to-maturity securities were invested in U.S. Treasury securities and obligations of U.S. government agencies, 83.3% of which will mature in less than five years.  In the available-for-sale securities, $276.8 million, or 90.7%, were in U.S. Treasury and U.S. government agency securities, 85.5% of which will mature in less than five years.

In order to reduce our income tax burden, $328.3 million, or 42.2%, of the held-to-maturity securities portfolio, as of December 31, 2014, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was $6.5 million invested in tax-exempt obligations of state and political subdivisions.  Most of the state and political subdivision debt obligations are non-rated bonds and represent relatively small, Arkansas and Texas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2014.

We had approximately $29.7 million, or 3.83% of the held-to-maturity portfolio invested in mortgaged-backed securities at December 31, 2014.  In the available-for-sale securities, approximately $1.6 million, or 0.51% were invested in mortgaged-backed securities.  Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2014, the held-to-maturity investment portfolio had gross unrealized gains of $8.0 million and gross unrealized losses of $5.0 million.

We had $199,000 of gross realized gains and $191,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2014.  We had $151,000 of gross realized gains and $302,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2013.  As part of its acquisition strategy related to Truman and Excel, we liquidated the acquired mortgage-backed securities, resulting in $193,000 of net realized losses during 2013.  There were $2,000 of realized gains from the sale of available for sale securities and no realized losses during the year ended December 31, 2012.

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

The unrealized losses on our investment securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2014, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2014, management believes the impairments detailed in the table below are temporary.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13:	Investment Securities

	Years Ended December 31
	2014				2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Government agencies	$418,914	$929	$(4,055)	$415,788	$395,198	$50	$(10,535)	$384,713
Mortgage-backed securities	29,743	56	(411)	29,388	34,425	17	(442)	34,000
State and political subdivisions	328,310	7,000	(573)	334,737	315,445	2,165	(5,498)	312,112
Other securities	620	-	-	620	620	-	-	620

Total	$777,587	$7,985	$(5,039)	$780,533	$745,688	$2,232	$(16,475)	$731,445

Available-for-Sale

U.S. Treasury	$4,000	$1	$(9)	$3,992	$4,001	$-	$(16)	$3,985
U.S. Government agencies	275,381	15	(2,580)	272,816	183,781	8	(5,572)	178,217
Mortgage-backed securities	1,579	-	(7)	1,572	1,735	156	-	1,891
State and political subdivisions	6,536	7	(3)	6,540	7,860	4	(3)	7,861
Other securities	19,985	386	(8)	20,363	19,840	484	(1)	20,323

Total	$307,481	$409	$(2,607)	$305,283	$217,217	$652	$(5,592)	$212,277

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2014, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 39.225% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14:	Maturity Distribution of Investment Securities

	December 31, 2014
						Total
(In thousands)	1 year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	No fixed maturity	Amortized Cost	Par Value	Fair Value

Held-to-Maturity
U.S. Government agencies	$-	$349,071	$69,843	$-	$-	$418,914	$420,757	$415,788
Mortgage-backed securities	-	10	136	29,597	-	29,743	30,082	29,388
State and political subdivisions	23,069	66,074	63,667	175,500	-	328,310	329,647	334,737
Other securities	-	-	-	620	-	620	620	620

Total	$23,069	$415,155	$133,646	$205,717	$-	$777,587	$781,106	$780,533

Percentage of total	3.0%	53.4%	17.1%	26.5%	-	100.0%

Weighted average yield	2.8%	1.4%	3.2%	5.2%	-	2.8%

Available-for-Sale
U.S. Government agencies	$-	$232,577	$42,804	$-	$-	$275,381	$275,405	$272,816
U.S. Government treasury	-	4,000	-	-	-	4,000	4,000	3,992
Mortgage-backed securities	-	29	-	1,550	-	1,579	1,622	1,572
State and political subdivisions	3,267	3,066	203	-	-	6,536	6,518	6,540
Other securities	-	519	254	-	19,212	19,985	20,231	20,363

Total	$3,267	$240,191	$43,261	$1,550	$19,212	$307,481	$307,776	$305,283

Percentage of total	1.1%	78.1%	14.1%	0.5%	6.2%	100.0%

Weighted average yield	2.9%	0.9%	1.3%	2.1%	1.0%	1.0%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2014, core deposits comprised 88.8% of our total deposits.

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

Our total deposits as of December 31, 2014 were $3.861 billion, an increase of $163.2 million, or 4.4%, from $3.698 billion at December 31, 2013.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2014.  Non-interest bearing transaction accounts increased $170.8 million to $889.3 million at December 31, 2014, compared to $718.4 million at December 31, 2013.  Interest bearing transaction and savings accounts were $2.006 billion at December 31, 2014, a $143.6 million increase compared to $1.863 billion on December 31, 2013.  Total time deposits decreased approximately $151.3 million to $965.2 million at December 31, 2014, from $1.117 million at December 31, 2013.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $7.4 million and $16.8 million of brokered deposits at December 31, 2014 and 2013, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2014.

Table 15:	Average Deposit Balances and Rates

	December 31
	2014		2013		2012
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing transaction accounts	$820,490	-	$588,374	-	$518,243	-
Interest bearing transaction and savings deposits	1,886,217	0.16%	1,490,457	0.17%	1,308,171	0.21%
Time deposits
$100,000 or more	470,798	0.66%	372,830	0.72%	368,437	0.95%
Other time deposits	570,181	0.51%	487,083	0.67%	492,567	0.90%

Total	$3,747,886	0.24%	$2,938,744	0.29%	$2,687,418	0.40%

The Company's maturities of large denomination time deposits at December 31, 2014 and 2013 are presented in table 16.

Table 16:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit ($100,000 or more) December 31
	2014		2013
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$122,008	28.1%	$123,384	24.4%
Over 3 months to 6 months	76,613	17.6%	107,033	21.2%
Over 6 months to 12 months	108,591	25.0%	192,468	38.1%
Over 12 months	127,085	29.3%	81,897	16.2%

Total	$434,297	100.0%	$504,782	100.00%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

 Federal funds purchased and securities sold under agreements to repurchase were $110.6 million at December 31, 2014, as compared to $107.9 million at December 31, 2013.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $135.3 million and $137.7 million at December 31, 2014 and 2013, respectively.  The outstanding long-term debt balance for December 31, 2014 includes $71.6 million in FHLB long-term advances, $43.1 million in notes payable and $20.6 million of trust preferred securities.  The outstanding long-term debt balance for December 31, 2013 includes $71.1 million in FHLB long-term advances, $46.0 million in notes payable and $20.6 million of trust preferred securities.

We decreased our total debt by $2.4 million during 2014, due to $2.9 million in principal payments on our notes payable.  During 2013 we added $46.0 million of notes payable, unsecured debt from corresponded banks used as partial funding for our Metropolitan acquisition.  These notes carry a 3.25% floating rate to be repaid in three years or less.

Aggregate annual maturities of long-term debt at December 31, 2014 are presented in table 17.

Table 17:	Maturities of Long-Term Debt

(In thousands)	Year	Annual Maturities

	2015	$15,056
	2016	55,176
	2017	21,952
	2018	6,550
	2019	2,742
	Thereafter	33,826
	Total	$135,302

Capital

Overview

At December 31, 2014, total capital reached $494.3 million.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2014, our equity to asset ratio was 10.6% compared to 9.2% at year-end 2013.  The increase is primarily a result of increased earnings, organic and from the Metropolitan and Delta Trust acquisitions.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2014, no preferred stock has been issued.

On March 4, 2014 the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  Subsequently, on June 18, 2014, we filed Amendment No. 1 to the shelf registration statement.  When declared effective, the shelf registration statement, will allow us to raise capital from time to time, up to an aggregate of $300 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

Stock Repurchase

During 2007, the Company approved a stock repurchase program which authorized the repurchase of up to 700,000 shares of common stock.  On July 23, 2012, we announced the substantial completion of the existing stock repurchase program and the adoption by our Board of Directors of a new stock repurchase program.  The current program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

During 2013, we repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share.  Under the current stock repurchase plan, an additional 154,136 shares are available for repurchase.   As a result of our announced acquisition of Metropolitan National Bank, we suspended stock repurchases in August of 2013.  We had no stock repurchases during 2014.

Cash Dividends

We declared cash dividends on our common stock of $0.88 per share for the twelve months ended December 31, 2014, compared to $0.84 per share for the twelve months ended December 31, 2013.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.  See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders and the funding of debt obligations.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from subsidiary banks.  Payment of dividends by the subsidiary banks is subject to various regulatory limitations.  See Item 7A, Liquidity and Qualitative Disclosures About Market Risk, for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2014, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2014 and 2013 are presented in table 18 below:

Table 18:	Risk-Based Capital

	December 31
(In thousands, except ratios)	2014	2013

Tier 1 capital
Stockholders’ equity	$494,319	$403,832
Trust preferred securities	20,000	20,000
Goodwill and other intangible assets	(112,545)	(75,501)
Unrealized gain on available-for-sale securities, net of income taxes	1,336	3,002

Total Tier 1 capital	403,110	351,333

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	2	45
Qualifying allowance for loan losses	32,073	28,967

Total Tier 2 capital	32,075	29,012

Total risk-based capital	$435,185	$380,345

Risk weighted assets	$3,002,270	$2,697,630

Ratios at end of year
Tier 1 leverage ratio	8.77%	9.22%
Tier 1 risk-based capital ratio	13.43%	13.02%
Total risk-based capital ratio	14.50%	14.10%
Minimum guidelines
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	4.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of December 31, 2014, the Company and Simmons Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2014, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

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

The funding requirements of the Company's most significant financial commitments at December 31, 2014 are shown in table 19.

Table 19:	Funding Requirements of Financial Commitments

	Payments due by period
(In thousands)	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years	Total

Long-term debt	$15,056	$77,128	$9,292	$33,826	$135,302
ATM lease commitments	942	1,884	942	-	3,768
Credit card loan commitments	480,653	-	-	-	480,653
Other loan commitments	439,053	-	-	-	439,053
Letters of credit	16,217	-	-	-	16,217

Reconciliation of Non-GAAP Measures

We have $130.6 million and $93.5 million total goodwill and other intangible assets for the periods ended December 31, 2014 and December 31, 2013, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2014, 2013, 2012, 2011 and 2010, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 20.

Table 20:	Return on Tangible Equity

(In thousands, except ratios)	2014	2013	2012	2011	2010

Twelve months ended

Return on average stockholders’ equity: (A/C)	8.11%	5.33%	6.77%	6.25%	9.69%
Return on average tangible equity - (non-GAAP): (A+B)/(C-D)	10.99%	6.36%	8.05%	7.54%	11.71%

(A) Net income	$35,688	$23,231	$27,684	$25,374	$37,117
(B) Amortization of intangibles, net of taxes	1,203	365	212	537	478
(C) Average stockholders' equity	440,168	435,918	409,187	406,093	383,141
(D) Average goodwill and other intangible assets	104,498	64,709	62,499	62,631	62,125

The table below presents computations of core earnings (net income excluding nonrecurring items {gain from the sale of MasterCard stock and merchant services, gains on FDIC-assisted transactions and the related merger costs, liquidation gains and losses from FDIC-assisted transactions and traditional acquisitions, merger related costs, change-in-control payments, charter consolidation costs and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

During 2014, we recorded after-tax merger related costs of $4.5 million, primarily related to the Delta Trust acquisition, resulting in a nonrecurring charge of $0.27 to diluted earnings per share.  During the first quarter of 2014, we closed eleven legacy Simmons branches as part of the initial branch right sizing strategy of the Metropolitan acquisition.  Our total after-tax cost of branch right sizing was $2.9 million in 2014, resulting in a nonrecurring charge of $0.17 to diluted earnings per share.  Also during 2014 we recognized $4.7 million in net after-tax gains from the sale of former branch locations, primarily the legacy Simmons and acquired Metropolitan closures, contributing $0.27 to diluted earnings per share.

During the second quarter of 2014, we recorded an after-tax gain of $608,000 from the sale of our merchant services business, contributing $0.04 to diluted earnings per share.  We incurred after-tax costs of $396,000 and $538,000, respectively, for charter consolidations and change-in-control payments during the year, resulting in a nonrecurring charge of $0.05 to diluted earnings per share.

During the third and fourth quarter of 2013, we recorded after-tax merger related costs of $3.9 million related to the Metropolitan acquisition, resulting in a nonrecurring charge of $0.25 to diluted earnings per share.  During the third and fourth quarters, we closed seven underperforming branches at a cost of $390,000 after-tax, resulting in a nonrecurring charge of $0.02 to diluted earnings per share.  Also, as part of our 2012 acquisition strategy, we sold many of the investment securities from Excel and Truman, resulting in an after- tax loss of $117,000.

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

See table 21 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 21:	Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2014	2013	2012	2011	2010

Twelve months ended

Net Income	$35,688	$23,231	$27,684	$25,374	$37,117
Nonrecurring items
Gain on sale of MasterCard stock	-	-	-	(1,132)	-
Gain on sale of merchant services	(1,000)
Gain on FDIC-assisted transactions	-	-	(3,411)	-	(21,314)
Merger related costs	7,470	6,376	1,896	357	2,611
Change-in-control payments	885	-	-	-	-
Loss (gain) from sale of securities	-	193	-	-	(317)
FHLB prepayment penalties	-	-	175	-	594
Branch right sizing	(3,059)	641	-	141	372
Charter consolidation costs	652	-	-	-	-
Tax effect (39.225%) (1)	(1,929)	(2,829)	526	248	6,978
Net nonrecurring items	3,019	4,381	(814)	(386)	(11,076)
Core earnings (non-GAAP)	$38,707	$27,612	$26,870	$24,988	$26,041

Diluted earnings per share	$2.11	$1.42	$1.64	$1.47	$2.15
Nonrecurring items
Gain on sale of MasterCard stock	-	-	-	(0.07)	-
Gain on sale of merchant services	(0.06)	-	-	-	-
Gain on FDIC-assisted transactions	-	-	(0.21)	-	(1.23)
Merger related costs	0.44	0.39	0.12	0.02	0.15
Change-in-control payments	0.05	-	-	-	-
Loss (gain) from sale of securities	-	0.01	-	-	(0.02)
FHLB prepayment penalties	-	-	0.01	-	0.03
Branch right sizing	(0.16)	0.04	-	0.01	0.02
Charter consolidation costs	0.04	-	-	-	-
Tax effect (39.225%) (1)	(0.13)	(0.17)	0.03	0.02	0.41
Net nonrecurring items	0.18	0.27	(0.05)	(0.02)	(0.64)
Diluted core earnings per share (non-GAAP)	$2.29	$1.69	$1.59	$1.45	$1.51

(1)	For 2010, effective tax rate of 39.225%, adjusted for additional fair value deduction related to the donation of a closed branch with a fair value significantly higher than its book value.

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 22.

Table 22:	Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2014
Net interest income	$41,545	$40,428	$41,772	$47,319	$171,064
Provision for loan losses	908	1,602	1,128	3,607	7,245
Non-interest income	9,198	15,388	16,035	21,571	62,192
Non-interest expense	44,551	39,842	44,354	46,974	175,721
Net income	4,352	9,908	8,788	12,640	35,688
Basic earnings per share	0.27	0.60	0.52	0.72	2.11
Diluted earnings per share	0.27	0.60	0.52	0.72	2.11

2013
Net interest income	$30,075	$29,582	$31,564	$39,629	$130,850
Provision for loan losses	919	1,034	1,081	1,084	4,118
Non-interest income	11,313	11,273	10,313	7,717	40,616
Non-interest expense	31,912	30,319	30,903	41,678	134,812
Net income	5,937	6,576	6,932	3,786	23,231
Basic earnings per share	0.36	0.40	0.43	0.23	1.42
Diluted earnings per share	0.36	0.40	0.43	0.23	1.42

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in Simmons Bank, its subsidiary bank, and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2014, undivided profits of Simmons Bank were approximately $198.9 million, of which approximately $10.0 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Bank

Generally speaking, the Company's subsidiary bank, Simmons Bank, relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The subsidiary bank’s primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of the subsidiary bank monitor these same indicators and make adjustments as needed.

At December 31, 2014, after consolidation of our subsidiary banks, Simmons Bank and total corporate liquidity remains strong.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and the Bank have approximately $81 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds, we have a plan for rotating the usage of the funds among the upstream correspondent banks, thereby providing approximately $40 million in funds on a given day.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our network of financial centers throughout Arkansas, Kansas and Missouri.  Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, Simmons Bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $701 million of these lines of credit are currently available, if needed.

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

Fifth, we have a network of correspondent banks from which we can access debt to meet liquidity needs, as was demonstrated by the $46 million of unsecured debt issued in the fourth quarter of 2013 for partial funding of the Metropolitan acquisition.

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

As of December 31, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.60% and 1.31%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -9.03% relative to the base case over the next 12 months.  The likelihood of a decrease in interest rates in excess of 50 basis points as of December 31, 2014 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2014.

Table 23:	Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	1.31%
Up 100 basis points	0.60%
Down 100 basis points	-9.03%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 51 hereof.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This assessment excluded internal control over financial reporting for the operations of Delta Trust & Bank (“Delta Trust”) of Little Rock, Arkansas, as allowed by the SEC for current year acquisitions. Delta Trust was acquired on August 31, 2014 and represented 9.6% of assets at December 31, 2014 and its banking operations represented 3.2% of total consolidated revenue for the year ended December 31, 2014. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of Delta Trust & Bank of Little Rock, Arkansas, a financial institution acquired on August 31, 2014, from the scope of management's report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated March 16, 2015, expressed an unqualified opinion thereon.

BKD, LLP /s/ BKD, LLP

Pine Bluff, Arkansas
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2014, and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2014.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2014, and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP /s/ BKD, LLP

Pine Bluff, Arkansas
March 16, 2015

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2014 and 2013

(In thousands, except share data)	2014	2013

ASSETS
Cash and non-interest bearing balances due from banks	$54,347	$69,827
Interest bearing balances due from banks	281,562	469,553
Cash and cash equivalents	335,909	539,380
Investment securities	1,082,870	957,965
Mortgage loans held for sale	21,265	9,494
Assets held in trading accounts	6,987	8,978
Loans:
Legacy loans	2,053,721	1,742,638
Allowance for loan losses	(29,028)	(27,442)
Loans acquired, not covered by FDIC loss share (net of discount)	575,980	515,644
Loans acquired, covered by FDIC loss share (net of discount and allowance)	106,933	146,653
Net loans	2,707,606	2,377,493
FDIC indemnification asset	22,663	48,791
Premises and equipment	122,246	119,614
Premises held for sale	6,846	19,466
Foreclosed assets not covered by FDIC loss share	44,856	64,820
Foreclosed assets covered by FDIC loss share	11,793	20,585
Interest receivable	16,774	15,654
Bank owned life insurance	77,592	60,384
Goodwill	108,095	78,529
Other intangible assets	22,526	14,972
Other assets	55,326	46,975
Total assets	$4,643,354	$4,383,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$889,260	$718,438
Interest bearing transaction accounts and savings deposits	2,006,271	1,862,618
Time deposits	965,187	1,116,511
Total deposits	3,860,718	3,697,567
Federal funds purchased and securities sold under agreements to repurchase	110,586	107,887
Other borrowings	114,682	117,090
Subordinated debentures	20,620	20,620
Accrued interest and other liabilities	42,429	36,104
Total liabilities	4,149,035	3,979,268

Stockholders’ equity:
Preferred stock, $0.01 par value; 40,040,000 shares authorized and unissued at December 31, 2014 and 2013	-	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 18,052,488 and 16,226,256 shares issued and outstanding at December 31, 2014 and 2013, respectively	181	162
Surplus	156,568	88,095
Undivided profits	338,906	318,577
Accumulated other comprehensive loss	(1,336)	(3,002)
Total stockholders’ equity	494,319	403,832
Total liabilities and stockholders’ equity	$4,643,354	$4,383,100

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)	2014	2013	2012

INTEREST INCOME
Loans	$164,082	$128,171	$114,501
Federal funds sold	27	19	7
Investment securities	19,357	13,300	12,721
Mortgage loans held for sale	695	467	637
Assets held in trading accounts	17	29	48
Interest bearing balances due from banks	857	1,127	1,220
TOTAL INTEREST INCOME	185,035	143,113	129,134

INTEREST EXPENSE
Deposits	9,079	8,399	10,625
Federal funds purchased and securities sold under agreements to repurchase	269	219	310
Other borrowings	3,986	3,001	3,354
Subordinated debentures	637	644	1,328
TOTAL INTEREST EXPENSE	13,971	12,263	15,617

NET INTEREST INCOME	171,064	130,850	113,517
Provision for loan losses	7,245	4,118	4,140

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	163,819	126,732	109,377

NON-INTEREST INCOME
Trust income	7,111	5,842	5,473
Service charges on deposit accounts	25,650	18,815	16,808
Other service charges and fees	3,574	2,997	2,961
Mortgage lending income	5,342	4,592	5,997
Investment banking income	1,070	1,811	2,038
Debit and credit card fees	22,866	17,833	17,045
Bank owned life insurance income	1,843	1,319	1,463
Gain (loss) on sale of securities, net	8	(151)	2
Gain on FDIC-assisted transactions	-	-	3,411
Net (loss) gain on assets covered by FDIC loss share agreements	(20,316)	(16,188)	(9,793)
Other income	15,044	3,746	2,966
TOTAL NON-INTEREST INCOME	62,192	40,616	48,371

NON-INTEREST EXPENSE
Salaries and employee benefits	89,210	74,078	66,999
Occupancy expense, net	12,833	10,034	8,603
Furniture and equipment expense	9,325	7,623	6,882
Other real estate and foreclosure expense	4,507	1,337	992
Deposit insurance	3,354	2,482	2,086
Merger related costs	7,470	6,376	1,896
Other operating expenses	49,022	32,882	30,275
TOTAL NON-INTEREST EXPENSE	175,721	134,812	117,733

INCOME BEFORE INCOME TAXES	50,290	32,536	40,015
Provision for income taxes	14,602	9,305	12,331

NET INCOME	$35,688	$23,231	$27,684
BASIC EARNINGS PER SHARE	$2.11	$1.42	$1.64
DILUTED EARNINGS PER SHARE	$2.11	$1.42	$1.64

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012

NET INCOME	$35,688	$23,231	$27,684

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	2,749	(5,513)	(297)
Less: Reclassification adjustment for realized gains (losses) included in net income	8	(151)	2
Other comprehensive income (loss), before tax effect	2,741	(5,362)	(299)
Less: Tax effect of other comprehensive income (loss)	1,075	(2,103)	(117)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,666	(3,259)	(182)

COMPREHENSIVE INCOME	$37,354	$19,972	$27,502

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012

OPERATING ACTIVITIES
Net income	$35,688	$23,231	$27,684
Items not requiring (providing) cash:
Depreciation and amortization	7,933	6,127	5,516
Provision for loan losses	7,245	4,118	4,140
(Gain) loss on sale of investment securities	(8)	151	(2)
Net accretion of investment securities and assets not covered by FDIC loss share	(8,711)	(1,233)	(283)
Stock-based compensation expense	1,423	1,417	1,388
Net accretion on assets covered by FDIC loss share	(1,497)	(5,878)	(2,807)
Gain on FDIC-assisted transactions	-	-	(3,411)
Gain on sale of premises and equipment, net of impairment	(4,630)	-	-
Deferred income taxes	(9,029)	(4,618)	485
Bank owned life insurance income	(1,843)	(1,319)	(1,463)
Changes in:
Interest receivable	359	(1,097)	596
Mortgage loans held for sale	(11,771)	15,873	(2,391)
Assets held in trading accounts	1,991	(2,754)	1,317
Other assets	(17,313)	6,047	1,961
Accrued interest and other liabilities	6,511	(3,032)	3,054
Income taxes payable	5,272	(944)	298
Net cash provided by operating activities	11,620	36,089	36,082

INVESTING ACTIVITIES
Net (originations) collections of loans	(83,825)	(90,977)	(48,502)
Net collections of loans covered by FDIC loss share	55,361	78,305	83,460
Proceeds from sale of student loans	22,136	-	-
Proceeds from sale of premises held for sale	30,055	-	-
Purchases of premises and equipment, net	(11,293)	(4,772)	(2,268)
Proceeds from sale of foreclosed assets held for sale	26,900	18,832	8,322
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	14,328	16,274	14,560
Proceeds from sale of available-for-sale securities	20,609	44,662	2,576
Proceeds from maturities of available-for-sale securities	194,423	165,606	347,205
Purchases of available-for-sale securities	(265,835)	(89,986)	(336,924)
Proceeds from maturities of held-to-maturity securities	403,186	112,359	713,362
Purchases of held-to-maturity securities	(413,020)	(273,924)	(683,820)
Purchases of bank owned life insurance	(7,826)	(7,000)	(25)
Net cash proceeds received in FDIC-assisted transactions	-	-	76,586
Cash received on FDIC loss share	15,700	14,530	12,471
Purchases of credit card loans	-	(10,999)	-
Cash paid in business combinations, net of cash received	11,343	35,485	-
Net cash provided by investing activities	12,242	8,395	187,003

FINANCING ACTIVITIES
Net change in deposits	(192,211)	(14,103)	(173,379)
Dividends paid	(15,359)	(13,707)	(13,495)
Net change in other borrowed funds	(13,385)	(8,988)	(8,922)
Repayment of subordinated debentures	-	-	(10,310)
Net change in fed funds purchased and securities sold under agreements to repurchase	(8,401)	3,809	(32,144)
Net shares issued under stock compensation plans	2,023	936	323
Repurchase of common stock	-	(10,848)	(17,567)
Net cash used in financing activities	(227,333)	(42,901)	(255,494)
(DECREASE) INCREASE IN CASH EQUIVALENTS	(203,471)	1,583	(32,409)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	539,380	537,797	570,206
CASH AND CASH EQUIVALENTS, END OF YEAR	$335,909	$539,380	$537,797

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2011	$172	$112,436	$439	$294,864	$407,911
Comprehensive income:
Net income	-	-	-	27,684	27,684
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($117)	-	-	(182)	-	(182)
Comprehensive income					27,502
Stock issued as bonus shares – 51,245 shares	-	191	-	-	191
Vesting bonus shares	-	1,305	-	-	1,305
Stock issued for employee stock purchase plan – 5,103 shares	-	132	-	-	132
Stock granted under stock-based compensation plans	-	83	-	-	83
Repurchase of common stock – (725,887 shares)	(7)	(17,560)	-	-	(17,567)
Cash dividends – $0.80 per share	-	-	-	(13,495)	(13,495)

Balance, December 31, 2012	165	96,587	257	309,053	406,062
Comprehensive income:
Net income	-	-	-	23,231	23,231
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($2,103)	-	-	(3,259)	-	(3,259)
Comprehensive income					19,972
Stock issued as bonus shares – 75,006 shares	1	228	-	-	229
Vesting bonus shares, net of forfeitures – (829 shares)	-	1,390	-	-	1,390
Stock issued for employee stock purchase plan – 5,244 shares	-	126	-	-	126
Exercise of stock options – 24,290 shares	-	604	-	-	604
Stock granted under stock-based compensation plans	-	27	-	-	27
Securities exchanged under stock option plan – (669 shares)	-	(23)	-	-	(23)
Repurchase of common stock – (419,564 shares)	(4)	(10,844)	-	-	(10,848)
Cash dividends – $0.84 per share	-	-	-	(13,707)	(13,707)

Balance, December 31, 2013	162	88,095	(3,002)	318,577	403,832
Comprehensive income:
Net income	-	-	-	35,688	35,688
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $1,075	-	-	1,666	-	1,666
Comprehensive income					37,354
Stock issued as bonus shares – 133,880 shares	1	441	-	-	442
Vesting bonus shares, net of forfeitures – (1,560 shares)	-	1,423	-	-	1,423
Stock issued for employee stock purchase plan – 4,897 shares	-	118	-	-	118
Exercise of stock options – 64,720 shares	2	1,674	-	-	1,676
Securities exchanged under stock option plan – (5,220 shares)	-	(213)	-	-	(213)
Stock issued for Delta Trust & Bank acquisition – 1,629,515 shares	16	65,030	-	-	65,046
Cash dividends – $0.88 per share	-	-	-	(15,359)	(15,359)

Balance, December 31, 2014	$181	$156,568	$(1,336)	$338,906	$494,319

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Operating Segments

The Company consolidated its subsidiary banks in to one bank during 2014, and is organized on a regional basis upon which management makes decisions regarding how to allocate resources and assess performance.  Each of the regions provides a group of similar community banking services, including such products and services as loans; time deposits, checking and savings accounts; personal and corporate trust services; credit cards; investment management; and securities and investment services.  The individual regions have similar operating and economic characteristics and have been reported as one aggregated operating segment.

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Typically, the Company delivers the mortgage loans within a few days after the loans are funded.  These commitments are derivative instruments and their fair values at December 31, 2014 and 2013 are not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

For impaired loans accounted for under ASC Topic 310-30, the Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  The Company evaluates at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC.  A corresponding, claim receivable is recorded until cash is received from the FDIC.  For further discussion of our acquisition and loan accounting, see Note 2, Acquisitions, and Note 5, Loans Acquired.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into six fair value hedges.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the loans being hedged was $14.6 million at December 31, 2014, and $9.1 million at December 31, 2013.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2014	2013	2012

Net Income	$35,688	$23,231	$27,684

Average common shares outstanding	16,879	16,339	16,909
Average common share stock options outstanding	43	13	2
Average diluted common shares	16,922	16,352	16,911

Basic earnings per share	$2.11	$1.42	$1.64
Diluted earnings per share	$2.11	$1.42	$1.64

Stock options to purchase 84,780 and 141,050 shares, respectively, for the years ended December 31, 2013 and 2012, were not included in the earnings per share calculation because the exercise price exceeded the average market price.  There were no such shares for the year ended December 31, 2014.

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

Subsequent Events (Acquisitions)

Community First Bancshares, Inc.

On May 6, 2014, the Company announced that it had entered into a definitive agreement and plan of merger (“Community First Agreement”) with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”).  The Company received regulatory approval for the merger from the Federal Reserve on February 12, 2015 and completed the acquisition on February 27, 2015.  The Company issued approximately 6,624,000 shares of common stock valued at approximately $271.3 million for all outstanding shares of Community First common stock and 30,852 shares of Simmons senior non-cumulative Series A perpetual preferred stock in exchange for all of Community First Series C preferred stock.

Prior to the acquisition, Community First conducted banking business from 31 branches located throughout Tennessee.  As of December 31, 2014, Community First had approximately $1.9 billion in assets, $1.1 billion in loans and $1.5 billion in deposits.  Upon closing, Community First was merged into the Company.

Due to the timing of the acquisition and the number of assets and liabilities assumed, the Company is continuing to determine their preliminary fair values and the purchase price allocation.  The Company expects to finalize the analysis of the acquired assets and liabilities over the next few months and within one year of the acquisition.

Liberty Bancshares, Inc.

On May 27, 2014, the Company announced that it had entered into a definitive agreement and plan of merger (“Liberty Agreement”) with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank.  The Company received regulatory approval for the merger from the Federal Reserve on February 12, 2015 and completed the acquisition on February 27, 2015.  The Company issued approximately 5,247,187 shares of common stock valued at approximately $214.9 million for all outstanding shares of Liberty common stock.

Liberty conducted banking business from 24 branches located in southwest Missouri, including five in Springfield, Missouri.  As of December 31, 2014, Liberty had approximately $1.1 billion in assets, $787 million in loans and $895 million in deposits.  Upon closing, Liberty was merged into the Company.

Due to the timing of the acquisition and the number of assets and liabilities assumed, the Company is continuing to determine their preliminary fair values and the purchase price allocation.  The Company expects to finalize the analysis of the acquired assets and liabilities over the next few months and within one year of the acquisition.

NOTE 2:	ACQUISITIONS

Delta Trust & Banking Corporation

On August 31, 2014, the Simmons First National Corporation completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), headquartered in Little Rock, Arkansas, including its wholly-owned bank subsidiary Delta Trust & Bank (“DTB”).  Simmons issued 1,629,515 shares of its common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Delta Trust transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Delta Trust	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$13,739	$-	$13,739
Investment securities	62,410	(37)	62,373
Loans acquired, not covered by FDIC loss share	326,829	(15,149)	311,680
Allowance for loan losses	(6,008)	6,008	-
Foreclosed assets not covered by FDIC loss share	3,262	(1,471)	1,791
Premises and equipment	4,405	(433)	3,972
Bank owned life insurance	7,530	-	7,530
Goodwill	822	(822)	-
Core deposit intangible	-	4,318	4,318
Other intangibles	137	5,003	5,140
Deferred tax asset	1,859	558	2,417
Other assets	5,807	(1,381)	4,426
Total assets acquired	$420,792	$(3,406)	$417,386

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$63,259	$-	$63,259
Interest bearing transaction accounts and savings deposits	200,596	-	200,596
Time deposits	91,507	-	91,507
Total deposits	355,362	-	355,362
Fed funds purchased	11,100	-	11,100
Other borrowings	11,106	(129)	10,977
Accrued interest and other liabilities	1,528	-	1,528
Total liabilities assumed	379,096	(129)	378,967
Equity	41,696	(41,696)	-
Total equity assumed	41,696	(41,696)	-
Total liabilities and equity assumed	$420,792	$(41,825)	$378,967
Net assets acquired			38,419
Purchase price			67,441
Goodwill			$29,022

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

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $29.0 million.

Core deposit intangible – This intangible asset represents the value of the relationships that Delta Trust had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

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

The Company’s operating results for 2014 include the operating results of the acquired assets and assumed liabilities of Delta Trust subsequent to the acquisition date.  This acquisition is not considered significant to the Company’s financial statements, and thus no proforma information is presented.

Metropolitan National Bank

On November 25, 2013, Simmons First National Corporation completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”), with its principal office located in Little Rock, Arkansas, pursuant to a Stock Purchase Agreement between the Company and Rogers Bancshares, Inc. (“RBI”), in which the Company purchased all the stock of Metropolitan for $53.6 million in cash.  The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code.  As part of the acquisition, Metropolitan was merged into the Company’s wholly-owned subsidiary, Simmons First National Bank (“Simmons Bank” or “lead bank”). The Company recorded $6.6 million of pre-tax merger costs related to the acquisition.

Prior to the acquisition, Metropolitan conducted banking business from 45 branches located in central and northwest Arkansas.  Including the effects of the purchase accounting adjustments, the Company acquired approximately $884 million in assets, approximately $457 million in loans, net of discounts, and $838 million of deposits.

A summary, at fair value, of the assets acquired and liabilities assumed in the Metropolitan transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from RBI	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$12,026	$-	$12,026
Interest bearing balances due from banks	77,059	-	77,059
Investment securities	235,160	(2,259)	232,901
Loans acquired, not covered by FDIC loss share	494,839	(37,467)	457,372
Allowance for loan losses	(19,025)	19,025	-
Foreclosed assets not covered by FDIC loss share	64,397	(21,455)	42,942
Premises and equipment	74,753	(22,575)	52,178
Core deposit intangible	-	9,844	9,844
Deferred tax asset	-	30,699	30,699
Other assets	5,646	(1,327)	4,319
Total assets acquired	944,855	(25,515)	919,340

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	150,259	-	150,259
Interest bearing transaction accounts and savings deposits	341,410	-	341,410
Time deposits	345,326	512	345,838
Total deposits	836,995	512	837,507
Fed funds purchased and other borrowings	36,637	-	36,637
Accrued interest and other liabilities	9,443	77	9,520
Total liabilities assumed	883,075	589	883,664
Equity	61,780	(61,780)	-
Total equity assumed	61,780	(61,780)	-
Total liabilities and equity assumed	$944,855	$(61,191)	$883,664
Net assets acquired			35,676
Purchase price			53,600
Goodwill			$17,924

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

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $17.9 million.

Core deposit intangible – This intangible asset represents the value of the relationships that Metropolitan had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

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

During 2014 the Company finalized its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction.

The Company’s operating results for 2014 and 2013 include the operating results of the acquired assets and assumed liabilities of Metropolitan subsequent to the acquisition date.  Due to the significant fair value adjustments recorded and the fact Metropolitan was acquired under bankruptcy proceedings, historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

FDIC-Assisted Transactions

Truman Bank

On September 14, 2012, the Company, through its wholly-owned subsidiary, Simmons First National Bank (“Simmons Bank” or “lead bank”), entered into a purchase and assumption agreement with loss share arrangements and a separate loan sale agreement with the FDIC to purchase substantially all of the assets and to assume substantially all of the deposits and certain other liabilities of Truman Bank of St. Louis, Missouri (“Truman”), with four branches in the St. Louis metro area.  The Company recognized a pre-tax gain of $1.1 million on this transaction and incurred pre-tax merger related costs of $815,000.

A summary, at fair value, of the assets acquired and liabilities assumed in the Truman transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from the FDIC	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$22,467	$-	$22,467
Cash received from FDIC	10,495	-	10,495
Federal funds sold	12,338	-	12,338
Investment securities	23,540	-	23,540
Loans acquired, covered by FDIC loss share	87,620	(30,479)	57,141
Loans acquired, not covered by FDIC loss share	89,360	(15,965)	73,395
Foreclosed assets covered by FDIC loss share	20,723	(5,607)	15,116
Foreclosed assets not covered by FDIC loss share	10,314	(2,563)	7,751
FDIC indemnification asset	-	26,723	26,723
Premises and equipment	1,390	-	1,390
Core deposit intangible	-	1,191	1,191
Other assets	1,478	149	1,627
Total assets acquired	279,725	(26,551)	253,174

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	22,275	-	22,275
Interest bearing transaction accounts and savings deposits	70,705	-	70,705
Time deposits	135,573	-	135,573
Total deposits	228,553	-	228,553
Fed funds purchased and other borrowings	21,456	-	21,456
Payable to FDIC	1,285	-	1,285
Accrued interest and other liabilities	403	357	760
Total liabilities assumed	$251,697	$357	252,054

Pre-tax gain on FDIC-assisted transaction			$1,120

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Excel transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from the FDIC	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$18,622	$-	$18,622
Cash received from FDIC	13,845	-	13,845
Federal funds sold	104	-	104
Investment securities	8,583	-	8,583
Loans acquired, covered by FDIC loss share	111,807	(33,660)	78,147
Loans acquired, not covered by FDIC loss share	26,528	(5,376)	21,152
Foreclosed assets covered by FDIC loss share	6,671	(3,558)	3,113
Foreclosed assets not covered by FDIC loss share	8,265	(2,404)	5,861
FDIC indemnification asset	-	26,218	26,218
Premises and equipment	2,582	-	2,582
Core deposit intangible	-	1,337	1,337
Other assets	972	-	972
Total assets acquired	197,979	(17,443)	180,536

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	19,372	-	19,372
Interest bearing transaction accounts and savings deposits	55,082	-	55,082
Time deposits	94,138	-	94,138
Total deposits	168,592	-	168,592
FHLB borrowings	8,010	183	8,193
FDIC true-up provision	-	328	328
Accrued interest and other liabilities	426	706	1,132
Total liabilities assumed	$177,028	$1,217	178,245

Pre-tax gain on FDIC-assisted transaction			$2,291

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

Investment securities – Investment securities were acquired from the FDIC at fair market value.  The fair values provided by the FDIC were reviewed and considered reasonable based on Simmons Bank’s understanding of the market conditions, based on actual balances transferred compared to pro-forma balances.

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

FDIC indemnification asset – This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should Simmons Bank choose to dispose of them.  Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss-sharing reimbursement from the FDIC.

Core deposit intangible – This intangible asset represents the value of the relationships that Truman and Excel had with their deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  Even though deposit rates were above market, because Simmons Bank reset deposit rates to current market rates, there was no fair value adjustment recorded for time deposits.

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

The value of the true-up provision liability is calculated as the present value of the estimated payment to the FDIC in the tenth year using the formula provided in the agreements. The result of the calculation is based on the net present value of expected future cash payments to be made by Simmons Bank to the FDIC at the conclusion of the loss share agreements.  The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.  The value of the true-up provision is included in accrued interest and other liabilities on the balance sheet.  Calculations in accordance with the agreement resulted in no true-up provision to be recorded for Truman as of the acquisition date.

In connection with the Truman and Excel acquisitions, Simmons Bank and the FDIC share in the losses on assets covered under the loss share agreements.  The FDIC will reimburse Simmons Bank for 80% of all losses on covered assets.  The loss sharing agreements entered into by Simmons Bank and the FDIC in conjunction with the purchase and assumption agreements require that Simmons Bank follow certain servicing procedures as specified in the loss share agreements or risk losing FDIC reimbursement of covered asset losses.  Additionally, to the extent that actual losses incurred by Simmons Bank under the loss share agreements are less than expected, Simmons Bank may be required to reimburse the FDIC under the clawback provisions of the loss share agreements.  At December 31, 2013 and 2012, the covered loans and covered other real estate owned and the related FDIC indemnification asset (collectively, the “covered assets”) were reported at the net present value of expected future amounts to be paid or received.

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

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2014				2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Government agencies	$418,914	$929	$(4,055)	$415,788	$395,198	$50	$(10,535)	$384,713
Mortgage-backed securities	29,743	56	(411)	29,388	34,425	17	(442)	34,000
State and political subdivisions	328,310	7,000	(573)	334,737	315,445	2,165	(5,498)	312,112
Other securities	620	-	-	620	620	-	-	620

Total	$777,587	$7,985	$(5,039)	$780,533	$745,688	$2,232	$(16,475)	$731,445

Available-for-Sale

U.S. Treasury	$4,000	$1	$(9)	$3,992	$4,001	$-	$(16)	$3,985
U.S. Government agencies	275,381	15	(2,580)	272,816	183,781	8	(5,572)	178,217
Mortgage-backed securities	1,579	-	(7)	1,572	1,735	156	-	1,891
State and political subdivisions	6,536	7	(3)	6,540	7,860	4	(3)	7,861
Other securities	19,985	386	(8)	20,363	19,840	484	(1)	20,323

Total	$307,481	$409	$(2,607)	$305,283	$217,217	$652	$(5,592)	$212,277
Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2014 and 2013, was $680.5 million and $715.3 million, which is approximately 62.8% and 75.8%, respectively, of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2014

Held-to-Maturity

U.S. Government agencies	$265,591	$2,500	$84,398	$1,555	$349,989	$4,055
Mortgage-backed securities	10,077	67	14,250	344	24,327	411
State and political subdivisions	57,607	444	8,976	129	66,583	573

Total	$333,275	$3,011	$107,624	$2,028	$440,899	$5,039

Available-for-Sale

U.S. Treasury	$3,992	$9	$-	$-	$3,992	$9
U.S. Government agencies	171,114	1,472	61,195	1,108	232,309	2,580
Mortgage-backed securities	1,542	7	-	-	1,542	7
State and political subdivisions	1,005	3	-	-	1,005	3
Other securities	764	8	-	-	764	8

Total	$178,417	$1,499	$61,195	$1,108	$239,612	$2,607

December 31, 2013

Held-to-Maturity

U.S. Government agencies	$258,474	$6,405	$114,339	$4,130	$372,814	$10,535
Mortgage-backed securities	32,053	442	-	-	32,053	442
State and political subdivisions	130,457	5,311	4,466	187	134,923	5,498

Total	$420,984	$12,158	$118,805	$4,317	$539,790	$16,475

Available-for-Sale

U.S. Government agencies	$3,985	$16	$-	$-	$3,985	$16
Mortgage-backed securities	111,662	2,682	56,396	2,890	168,058	5,572
State and political subdivisions	2,921	3	-	-	2,921	3
Other securities	573	1	-	-	573	1

Total	$119,141	$2,702	$56,396	$2,890	$175,537	$5,592

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
Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2014, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2014, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on the above securities for the years ended December 31, 2014, 2013 and 2012, is as follows:

(In thousands)	2014	2013	2012

Taxable
Held-to-maturity	$5,839	$3,314	$3,107
Available-for-sale	2,785	2,239	2,214

Non-taxable
Held-to-maturity	10,625	7,682	7,395
Available-for-sale	108	65	5

Total	$19,357	$13,300	$12,721

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$23,068	$23,126	$3,268	$3,268
After one through five years	415,154	412,294	240,190	238,298
After five through ten years	133,646	134,639	43,260	42,575
After ten years	205,719	210,474	1,549	1,542
Other securities	-	-	19,214	19,600

Total	$777,587	$780,533	$307,481	$305,283

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $520.4 million at December 31, 2014 and $587.9 million at December 31, 2013.  The book value of securities sold under agreements to repurchase amounted to $93.5 million and $102.8 million for December 31, 2014 and 2013, respectively.

There were $199,000 of gross realized gains and $191,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2014.  There were $151,000 of gross realized gains and $302,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2013.  As part of its acquisition strategy related to Truman and Excel, the Company liquidated the acquired mortgage-backed securities, resulting in $193,000 of net realized losses during 2013.  There were $2,000 of realized gains from the sale of available for sale securities and no realized losses during the year ended December 31, 2012.  The income tax expense/benefit related to security gains/losses was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2014, the Company’s loan portfolio was $2.74 billion, compared to $2.40 billion at December 31, 2013.  The various categories of loans are summarized as follows:

(In thousands)	2014	2013

Consumer:
Credit cards	$185,380	$184,935
Student loans	-	25,906
Other consumer	103,402	98,851
Total consumer	288,782	309,692
Real estate:
Construction	181,968	146,458
Single family residential	455,563	392,285
Other commercial	714,797	626,333
Total real estate	1,352,328	1,165,076
Commercial:
Commercial	291,820	164,329
Agricultural	115,658	98,886
Total commercial	407,478	263,215
Other	5,133	4,655
Loans	2,053,721	1,742,638
Loans acquired, not covered by FDIC loss share (net of discount)	575,980	515,644
Loans acquired, covered by FDIC loss share (net of discount and allowance)	106,933	146,653

Total loans	$2,736,634	$2,404,935

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, factors that influenced the Company’s judgment regarding the allowance for loan losses consists of a five-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

Consumer – The consumer loan portfolio consists of credit card loans, student loans and other consumer loans.  The Company no longer originates or services student loans.  Credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Although they are regularly reviewed to facilitate the identification and monitoring of creditworthiness, credit card loans are unsecured loans, making them more susceptible to be impacted by economic downturns resulting in increasing unemployment.  Other consumer loans include direct and indirect installment loans and overdrafts.  Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

Nonaccrual loans, excluding loans acquired, at December 31, 2014 and 2013, segregated by class of loans, are as follows:

(In thousands)	2014	2013

Consumer:
Credit cards	$197	$290
Other consumer	405	677
Total consumer	602	967
Real estate:
Construction	4,863	116
Single family residential	4,010	2,957
Other commercial	1,522	1,726
Total real estate	10,395	4,799
Commercial:
Commercial	585	378
Agricultural	456	117
Total commercial	1,041	495

Total	$12,038	$6,261

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2014
Consumer:
Credit cards	$687	$457	$1,144	$184,236	$185,380	$-
Other consumer	1,349	447	1,796	101,606	103,402	223
Total consumer	2,036	904	2,940	285,842	288,782	223
Real estate:
Construction	760	570	1,330	180,638	181,968	177
Single family residential	4,913	2,213	7,126	448,437	455,563	248
Other commercial	1,987	847	2,834	711,963	714,797	-
Total real estate	7,660	3,630	11,290	1,341,038	1,352,328	425
Commercial:
Commercial	381	354	735	291,085	291,820	-
Agricultural	119	109	228	115,430	115,658	40
Total commercial	500	463	963	406,515	407,478	40
Other	-	-	-	5,133	5,133	-

Total	$10,196	$4,997	$15,193	$2,038,528	$2,053,721	$688

December 31, 2013
Consumer:
Credit cards	$712	$520	$1,232	$183,703	$184,935	$230
Student loans	627	2,264	2,891	23,015	25,906	2,264
Other consumer	911	458	1,369	97,482	98,851	185
Total consumer	2,250	3,242	5,492	304,200	309,692	2,679
Real estate:
Construction	583	30	613	145,845	146,458	-
Single family residential	2,793	1,114	3,907	388,378	392,285	94
Other commercial	1,019	1,533	2,552	623,781	626,333	82
Total real estate	4,395	2,677	7,072	1,158,004	1,165,076	176
Commercial:
Commercial	357	376	733	163,596	164,329	96
Agricultural	42	37	79	98,807	98,886	-
Total commercial	399	413	812	262,403	263,215	96
Other	-	-	-	4,655	4,655	-

Total	$7,044	$6,332	$13,376	$1,729,262	$1,742,638	$2,951

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2014
Consumer:
Credit cards	$197	$197	$-	$197	$6	$425	$20
Other consumer	604	610	9	619	118	780	34
Total consumer	801	807	9	816	124	1,205	54
Real estate:
Construction	7,400	7,020	-	7,020	599	4,334	189
Single family residential	4,442	3,948	377	4,325	899	4,291	187
Other commercial	1,955	1,446	36	1,482	268	6,789	296
Total real estate	13,797	12,414	413	12,827	1,756	15,413	672
Commercial:
Commercial	1,227	566	-	566	102	630	27
Agricultural	501	460	-	460	83	234	10
Total commercial	1,728	1,026	-	1,026	185	864	38

Total	$16,236	$14,247	$422	$14,669	$2,065	$17,482	$764

December 31, 2013
Consumer:
Credit cards	$520	$520	$-	$520	$16	$518	$15
Other consumer	925	878	32	910	171	993	41
Total consumer	1,445	1,398	32	1,430	187	1,511	56
Real estate:
Construction	3,251	2,036	1,171	3,207	371	3,692	152
Single family residential	4,497	2,306	1,645	3,951	745	3,754	155
Other commercial	10,328	6,868	2,319	9,187	564	11,924	491
Total real estate	18,076	11,210	5,135	16,345	1,680	19,370	798
Commercial:
Commercial	547	383	78	461	80	613	25
Agricultural	117	80	-	80	13	85	3
Total commercial	664	463	78	541	93	698	28

Total	$20,185	$13,071	$5,245	$18,316	$1,960	$21,579	$882

At December 31, 2014, and December 31, 2013, impaired loans, net of government guarantees and excluding loans acquired, totaled $14.7 million and $18.3 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.1 million and $2.0 million at December 31, 2014 and 2013, respectively.  Approximately $0.8 million, $0.9 million and $1.8 million of interest income was recognized on average impaired loans of $17.5 million, $21.6 million and $34.8 million for 2014, 2013 and 2012, respectively.  Interest recognized on impaired loans on a cash basis during 2014, 2013 and 2012 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

December 31, 2014
Real estate:
Construction	-	$-	1	$391	1	$391
Single-family residential	2	393	1	3	3	396
Other commercial	3	1,840	1	614	4	2,454
Total real estate	5	2,233	3	1,008	8	3,241
Total	5	$2,233	3	$1,008	8	$3,241

December 31, 2013
Real estate:
Construction	1	$988	-	$-	1	$988
Single-family residential	4	862	-	-	4	862
Other commercial	9	6,974	1	608	10	7,582
Total real estate	14	8,824	1	608	15	9,432
Commercial:
Commercial	1	39	1	60	2	99
Agricultural	1	635	-	-	1	635
Total commercial	2	674	1	60	3	734
Total	16	$9,498	2	$668	18	$10,166

The following table presents loans that were restructured as TDRs during the years ended December 31, 2014 and 2013, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Year Ended December 31, 2014
Real estate:
Other commercial	2	$1,427	$1,427	$396	1,031	$-
Total real estate	2	1,427	1,427	396	1,031	-
Commercial:
Commercial	1	598	-	-	-	-
Total commercial	1	598	-	-	-	-
Total	3	$2,025	$1,427	$396	$1,031	$-

Year Ended December 31, 2013
Real estate:
Single family residential	1	$321	$311	$-	$311	$-
Total real estate	1	321	311	-	311	-
Total	1	$321	$311	$-	$311	$-

During year ended December 31, 2014, the Company modified three loans with a total recorded investment of $2,025,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by various terms, including changing the maturity date and deferring amortized principal payments.  Based on the fair value of the collateral, no specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.  During the year ended December 31, 2014, one of the restructured loans with a prior balance of $598,000 was paid off.

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

There were no loans for which a payment default occurred during the years ended December 31, 2014 and 2013, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

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

•
Risk Rate 7 – Doubtful - A loan classified Doubtful has all the weaknesses inherent in a substandard loan except that the weaknesses make collection or liquidation in full (on the basis of currently existing facts, conditions, and values) highly questionable and improbable. Doubtful borrowers are usually in default, lack adequate liquidity, or capital, and lack the resources necessary to remain an operating entity.  The possibility of loss is extremely high, but because of specific pending events that may strengthen the asset, its classification as loss is deferred.  Pending factors include: proposed merger or acquisition; liquidation procedures; capital injection; perfection of liens on additional collateral; and refinancing plans.  Loans classified as Doubtful are placed on nonaccrual status.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.   Loans acquired through FDIC-assisted transactions are accounted for in pools.  All of the non-covered loan pools accounted for under ASC Topic 310-30 were considered satisfactory (Risk Ratings 1 – 4) at December 31, 2014 and December 31, 2013, respectively.  Loans acquired in the Metropolitan and Delta Trust acquisitions are evaluated individually and include purchased credit impaired loans of $22.3 million and $27.4 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of December 31, 2014 and December 31, 2013, respectively.  Of the remaining loans acquired in the Metropolitan and Delta Trust transactions and accounted for under ASC Topic 310-20, $16.6 million and $31.2 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at December 31, 2014 and 2013, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC. During the 2014 quarterly impairment testing on the estimated cash flows of the credit impaired loans, the Company established that some of the pools covered by loss share from our FDIC-assisted transactions had experienced material projected credit deterioration.  As a result, the Company established a $1.0 million allowance for loan losses on covered loans by recording a provision for loan losses of $0.4 million (net of FDIC-loss share adjustments) during the period ended December 31, 2014.  See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding covered and non-covered loans acquired in FDIC-assisted transactions, were $82.1 million and $94.5 million as of December 31, 2014 and December 31, 2013, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2014
Consumer:
Credit cards	$184,923	$-	$457	$-	$-	$185,380
Other consumer	102,515	5	839	43	-	103,402
Total consumer	287,438	5	1,296	43	-	288,782
Real estate:
Construction	176,825	84	5,059	-	-	181,968
Single family residential	446,040	1,776	7,665	82	-	455,563
Other commercial	698,329	7,074	9,394	-	-	714,797
Total real estate	1,321,194	8,934	22,118	82	-	1,352,328
Commercial:
Commercial	271,017	1,544	19,248	11	-	291,820
Agricultural	115,106	20	532	-	-	115,658
Total commercial	386,123	1,564	19,780	11	-	407,478
Other	5,133	-	-	-	-	5,133
Loans acquired, not covered by FDIC loss share	535,728	1,435	36,958	1,854	5	575,980
Loans acquired, covered by FDIC loss share	106,933	-	-	-	-	106,933

Total	$2,642,549	$11,938	$80,152	$1,990	$5	$2,736,634

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2013
Consumer:
Credit cards	$184,415	$-	$520	$-	$-	$184,935
Student loans	23,642	-	2,264	-	-	25,906
Other consumer	97,655	2	1,121	56	17	98,851
Total consumer	305,712	2	3,905	56	17	309,692
Real estate:
Construction	142,213	71	4,174	-	-	146,458
Single family residential	383,934	1,412	6,939	-	-	392,285
Other commercial	600,045	7,597	18,691	-	-	626,333
Total real estate	1,126,192	9,080	29,804	-	-	1,165,076
Commercial:
Commercial	162,118	200	2,001	10	-	164,329
Agricultural	98,761	-	125	-	-	98,886
Total commercial	260,879	200	2,126	10	-	263,215
Other	4,655	-	-	-	-	4,655
Loans acquired, not covered by FDIC loss share	457,097	-	58,547	-	-	515,644
Loans acquired, covered by FDIC loss share	146,653	-	-	-	-	146,653

Total	$2,301,188	$9,282	$94,382	$66	$17	$2,404,935

Net (charge-offs)/recoveries for the years ended December 31, 2014 and 2013, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2014	2013

Consumer:
Credit cards	$(2,292)	$(2,362)
Student loans	(38)	(69)
Other consumer	(1,130)	(901)
Total consumer	(3,460)	(3,332)
Real estate:
Construction	(356)	(105)
Single family residential	(595)	(256)
Other commercial	(167)	(675)
Total real estate	(1,118)	(1,036)
Commercial:
Commercial	(704)	(157)
Agricultural	(14)	(33)
Total commercial	(718)	(190)

Total	$(5,296)	$(4,558)

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

The following table details activity in the allowance for loan losses, excluding loans acquired, by portfolio segment for the year ended December 31, 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Unallocated	Total
December 31, 2014 (1)
Balance, beginning of year	$3,205	$16,885	$5,430	$1,922	$-	$27,442

Provision for loan losses (1)	4,475	(606)	2,307	706	-	6,882

Charge-offs	(1,044)	(2,684)	(3,188)	(1,638)	-	(8,554)
Recoveries	326	1,566	896	470	-	3,258

Net charge-offs	(718)	(1,118)	(2,292)	(1,168)	-	(5,296)

Balance, end of year (1)	$6,962	$15,161	$5,445	$1,460	$-	$29,028

Period-end amount allocated to:
Loans individually evaluated for impairment	$185	$1,756	$6	$118	$-	$2,065
Loans collectively evaluated for impairment	6,777	13,405	5,439	1,342	-	26,963

Balance, end of year	$6,962	$15,161	$5,445	$1,460	$-	$29,028

December 31, 2013
Balance, beginning of year	$3,446	$15,453	$7,211	$1,772	$-	$27,882

Provision for loan losses	(51)	2,468	581	1,120	-	4,118

Charge-offs	(382)	(1,628)	(3,263)	(1,561)	-	(6,834)
Recoveries	192	592	901	591	-	2,276

Net charge-offs	(190)	(1,036)	(2,362)	(970)	-	(4,558)

Balance, end of year	$3,205	$16,885	$5,430	$1,922	$-	$27,442

Period-end amount allocated to:
Loans individually evaluated for impairment	$93	$1,680	$16	$171	$-	$1,960
Loans collectively evaluated for impairment	3,112	15,205	5,414	1,751	-	25,482

Balance, end of year	$3,205	$16,885	$5,430	$1,922	$-	$27,442

(1)
Provision for loan losses of $363,000 attributable to acquired loans, covered by FDIC loss share, was excluded from this table (total provision for loan losses for 2014 is $7,245,000).  The gross provision for loans losses on covered loans was $954,000, offset by a $591,000 adjustment to the FDIC indemnification asset.  The total allowance for loan losses at December 31, 2014, including $954,000 for covered loans, was $29,982,000.

Activity in the allowance for loan losses for the year ended December 31, 2012 was as follows:

December 31, 2012
Balance, beginning of year	$2,063	$10,117	$5,513	$1,847	$10,568	$30,108

Provision for loan losses	1,756	8,048	4,356	548	(10,568)	4,140

Charge-offs	(543)	(4,095)	(3,516)	(1,198)	-	(9,352)
Recoveries	170	1,383	858	575	-	2,986

Net charge-offs	(373)	(2,712)	(2,658)	(623)	-	(6,366)

Balance, end of year	$3,446	$15,453	$7,211	$1,772	$-	$27,882

The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2014 and 2013 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

December 31, 2014
Loans individually evaluated for impairment	$1,026	$12,827	$197	$619	$14,669
Loans collectively evaluated for impairment	406,452	1,339,501	185,183	107,916	2,039,052

Balance, end of period	$407,478	$1,352,328	$185,380	$108,535	$2,053,721

December 31, 2013
Loans individually evaluated for impairment	$541	$16,345	$520	$910	$18,316
Loans collectively evaluated for impairment	262,674	1,148,731	184,415	128,502	1,724,322

Balance, end of period	$263,215	$1,165,076	$184,935	$129,412	$1,742,638

NOTE 5:	LOANS ACQUIRED

During the third quarter of 2014, the Company evaluated $308.2 million of net loans ($316.1 million gross loans less $7.9 million discount) purchased in conjunction with the acquisition of Delta Trust, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans. The Company evaluated the remaining $3.5 million of net loans ($10.7 million gross loans less $7.2 million discount) purchased in conjunction with the acquisition of Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

During the fourth quarter of 2013, the Company evaluated $429.0 million of net loans ($442.0 million gross loans less $13.0 million discount) purchased in conjunction with the acquisition of Metropolitan, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company evaluated the remaining $28.4 million of net loans ($52.8 million gross loans less $24.5 million discount) purchased in conjunction with the acquisition of Metropolitan for impairment in accordance with the provisions of ASC Topic 310-30. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The Company evaluated all of the loans purchased in conjunction with its previous FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  All loans acquired in the FDIC transactions, both covered and not covered, were deemed to be impaired loans.  All loans acquired, whether or not covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.  See Note 2, Acquisitions and Note 5, Loans Acquired, for further discussion of loans acquired.

The following table reflects the carrying value of all acquired loans as of December 31, 2014 and 2013:

	Loans Acquired At December 31,
(in thousands)	2014	2013

Consumer:
Credit cards	$-	$8,116
Other consumer	8,514	15,242
Total consumer	8,514	23,358
Real estate:
Construction	46,911	29,936
Single family residential	175,970	87,861
Other commercial	390,877	449,285
Total real estate	613,758	567,082
Commercial:
Commercial	56,134	71,857
Agricultural	4,507	-
Total commercial	60,641	71,857

Total loans acquired (1)	$682,913	$662,297

(1)	Loans acquired include $106.9 million (net of $1.0 million allowance) and $146.7 million of loans covered by FDIC loss share agreements at December 31, 2014 and 2013, respectively.

Nonaccrual acquired loans, excluding loans and loans covered by loss share accounted for under ASC Topic 310-30, at December 31, 2014, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	2014

Consumer:
Other consumer	$29
Total consumer	29
Real estate:
Construction	105
Single family residential	2,018
Other commercial	271
Total real estate	2,394
Commercial:
Commercial	291
Agricultural	3
Total commercial	294

Total	$2,717

An age analysis of past due acquired loans, excluding loans covered by loss share, at December 31, 2014, segregated by class of loans, is as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2014
Consumer:
Other consumer	$70	$34	$104	$8,407	$8,511	$5
Total consumer	70	34	104	8,407	8,511	5
Real estate:
Construction	292	105	397	36,450	36,847	-
Single family residential	3,804	2,906	6,710	138,383	145,093	594
Other commercial	1,415	5,994	7,409	326,759	334,168	-
Total real estate	5,511	9,005	14,516	501,592	516,108	594
Commercial:
Commercial	110	421	531	46,730	47,261	-
Agricultural	-	-	-	4,100	4,100	-
Total commercial	110	421	531	50,830	51,361	-
Other	-	-	-	-		-

Total	$5,691	$9,460	$15,151	$560,829	$575,980	$599

The following table presents a summary of acquired loans, excluding loans covered by loss share, at December 31, 2014, by credit risk rating, segregated by class of loans (see Note 4, Loans an Allowance for Loan Losses, for discussion of loan risk rating).

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2014
Consumer:
Other consumer	$8,479	$-	$32	$-	$-	$8,511
Total consumer	8,479	-	32	-	-	8,511
Real estate:
Construction	27,430	78	9,339	-	-	36,847
Single family residential	135,240	683	7,311	1,854	5	145,093
Other commercial	317,965	605	15,598	-	-	334,168
Total real estate	480,635	1,366	32,248	1,854	5	516,108
Commercial:
Commercial	43,585	69	3,607	-	-	47,261
Agricultural	3,030	-	1,070	-	-	4,100
Total commercial	46,615	69	4,677	-	-	51,361

Total	$535,729	$1,435	$36,957	$1,854	$5	$575,980

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

The following is a summary of the non-covered loans acquired in the Delta acquisition on August 31, 2014, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$316,103	$10,726
Non-accretable difference (expected losses and foregone interest)	-	(7,023)
Cash flows expected to be collected at acquisition	316,103	3,703
Accretable yield	(7,949)	(177)
Basis in acquired loans at acquisition	$308,154	$3,526

The following is a summary of the non-covered loans acquired in the Metropolitan acquisition on November 25, 2013, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$442,009	$52,830
Non-accretable difference (expected losses and foregone interest)	-	(21,962)
Cash flows expected to be collected at acquisition	442,009	30,868
Accretable yield	(12,989)	(2,516)
Basis in acquired loans at acquisition	$429,020	$28,352

The following is a summary of the covered impaired loans acquired in the acquisitions during 2012, as of the dates of acquisition:

(in thousands)	Truman	Excel

Contractually required principal and interest at acquisition	$90,227	$121,850
Non-accretable difference (expected losses and foregone interest)	(25,308)	(29,258)
Cash flows expected to be collected at acquisition	64,919	92,592
Accretable yield	(7,778)	(14,445)
Basis in acquired loans at acquisition	$57,141	$78,147

The following is a summary of the non-covered impaired loans acquired in the acquisitions during 2012, as of the dates of acquisition.

(in thousands)	Truman	Excel

Contractually required principal and interest at acquisition	$99,065	$30,048
Non-accretable difference (expected losses and foregone interest)	(12,248)	(5,170)
Cash flows expected to be collected at acquisition	86,817	24,878
Accretable yield	(13,422)	(3,726)
Basis in acquired loans at acquisition	$73,395	$21,152

As of the respective acquisition dates, the estimates of contractually required payments receivable, including interest, for all covered and non-covered loans acquired in the Delta Trust, Metropolitan, Truman and Excel transactions were $836.0 million.  The cash flows expected to be collected as of the acquisition dates for these loans were $742.1 million, including interest.  These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.

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

The impact of the adjustments on the Company’s financial results for the years ended December 31, 2014 and 2013 is shown below:

(In thousands)	2014	2013

Impact on net interest income	$26,400	$18,905
Non-interest income	(20,540)	(18,106)
Net impact to pre-tax income	5,860	799
Net impact, net of taxes	$3,561	$486

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $17.0 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $10.6 million.  Of the remaining adjustments, the Company expects to recognize $9.1 million of interest income and a $7.9 million reduction of non-interest income for a net addition to pre-tax income of approximately $1.2 million during 2015.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the years ended December 31, 2014, 2013 and 2012.

(in thousands)	Accretable Yield	Carrying Amount of Loans

Balance, January 1, 2012	$42,833	$158,075
Additions	39,371	229,835
Accretion	(24,138)	24,138
Payments and other reductions, net	-	(118,442)
Balance, December 31, 2012	58,066	293,606

Additions	2,516	28,352
Accretable yield adjustments	17,380	-
Accretion	(36,577)	36,577
Payments and other reductions, net	-	(123,750)
Balance, December 31, 2013	41,385	234,785

Additions	177	3,526
Accretable yield adjustments	9,104	-
Accretion	(30,031)	30,031
Payments and other reductions, net	-	(99,122)
Balance, December 31, 2014	$20,635	$169,098

Purchased impaired loans on the FDIC-assisted transactions are evaluated in pools with similar characteristics.  Because some pools evaluated by the Company, covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $1.0 million allowance for loan losses for covered purchased impaired loans.  For Metropolitan and Delta Trust, purchased impaired loans are evaluated on an individual borrower basis.  No loans, not covered by loss share, evaluated by the Company were determined to have experienced further impairment.  Therefore, there were no allowances for loan losses related to the non-covered purchased impaired loans at December 31, 2014 or 2013.

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

The following table presents a summary of the changes in the FDIC true-up provision for years ended December 31, 2014, 2013 and 2012, which is included in other assets on the balance sheet.

(in thousands)	FDIC True-up Provision

Balance, January 1, 2012	$3,419
FDIC true-up provision recorded on new acquisitions	328
Amortization expense	138
Adjustments related to changes in expected losses	969
Balance, December 31, 2012	4,854

Amortization expense	160
Adjustments related to changes in expected losses	1,754
Balance, December 31, 2013	6,768

Amortization expense	168
Adjustments related to changes in expected losses	1,372
Balance, December 31, 2014	$8,308

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $108.1 million at December 31, 2014 and $78.5 million at December 31, 2013.  The Company recorded $29.0 million of goodwill during 2014 as a result of its Delta Trust acquisition.  The Company recorded $17.9 million of goodwill during 2013 as a result of its Metropolitan acquisition.  Goodwill impairment was neither indicated nor recorded in 2014, 2013 or 2012.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.  Core deposit premiums of $4.3 million were recorded in 2014 as part of the Delta Trust acquisition.  Core deposit premiums of $9.8 million were recorded in 2013 as part of the Metropolitan acquisition.

The Delta Trust acquisition included some significant lines of business related to investments, trust and insurance.  The Company recorded $5.1 million of intangible assets related to those acquired lines of business during the third quarter of 2014.  These intangible assets are being amortized over various periods ranging from 10 to 15 years.

On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million.  This intangible asset is being amortized over a five year period.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013

Goodwill	$108,095	$78,529
Core deposit premiums:
Gross carrying amount	18,318	15,245
Accumulated amortization	(2,386)	(2,237)
Core deposit premiums, net	15,932	13,008
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(517)	(104)
Purchased credit card relationships, net	1,551	1,964
Books of business intangible:
Gross carrying amount	5,140	-
Accumulated amortization	(97)	-
Books of business intangible, net	5,043	-
Other intangible assets, net	22,526	14,972
Total goodwill and other intangible assets	$130,621	$93,501

Core deposit premium amortization expense recorded for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $600,000 and $347,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of December 31, 2014 is as follows:

(In thousands)	Year	Amortization Expense
	2015	$1,943
	2016	1,817
	2017	1,817
	2018	1,817
	2019	1,817
	Thereafter	6,721
	Total	$15,932

PCCR amortization expense recorded for the year ended December 31, 2014 was $414,000 and $104, 000 for the year ended December 31, 2013.  There was no PCCR amortization expense recorded for the year ended December 31, 2012.  The Company’s estimated remaining amortization expense on PCCR’s as of December 31, 2014 is as follows:

(In thousands)	Year	Amortization Expense
	2015	$414
	2016	414
	2017	414
	2018	309
	Total	$1,551

Book of business amortization expense recorded for the year ended December 31, 2014 was $151,000.  There was no book of business amortization expense recorded for years ended December 31, 2013 or 2012.  The Company’s estimated remaining amortization expense on its books of business as of December 31, 2014 is as follows:

(In thousands)	Year	Amortization Expense
	2015	$385
	2016	385
	2017	385
	2018	385
	2019	385
	Thereafter	3,118
	Total	$5,043

NOTE 7:	TIME DEPOSITS

Time deposits included approximately $434,297,000 and $504,782,000 of certificates of deposit of $100,000 or more, at December 31, 2014 and 2013, respectively.  Brokered deposits were $7,427,000 and $16,805,000 at December 31, 2014 and 2013, respectively.  Maturities of all time deposits are as follows:  2015 – $689,638,000; 2016 – $194,508,000; 2017 – $63,125,000; 2018 – $9,412,000; 2019 – $8,460,000 and $44,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 8:	INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2014	2013	2012

Income taxes currently payable	$23,631	$13,923	$11,846
Deferred income taxes	(9,029)	(4,618)	485

Provision for income taxes	$14,602	$9,305	$12,331

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2014 and 2013:

(In thousands)	2014	2013

Deferred tax assets:
Loans acquired	$16,925	$14,456
FDIC true-up liability	2,792	2,918
Allowance for loan losses	11,749	11,307
Valuation of foreclosed assets	14,167	14,053
Tax NOLs from acquisition	11,819	11,819
Deferred compensation payable	1,536	1,263
Vacation compensation	1,456	1,148
Accumulated depreciation	1,937	4,939
Loan interest	1,693	767
Accrued pension and profit sharing	1,793	1,682
Accrued equity and other compensation	3,356	579
Acquired securities	2,568	2,643
Accrued merger related costs	2,464	1,032
Unrealized loss on available-for-sale securities	862	1,938
Other	2,283	15
Gross deferred tax assets	77,400	70,559

Deferred tax liabilities:
Goodwill and other intangible amortization	(16,953)	(6,803)
FDIC acquired assets	(4,377)	(14,524)
Deferred loan fee income and expenses, net	(1,515)	(2,697)
FHLB stock dividends	(1,160)	(1,115)
Limitations under IRC Sec 382	(11,169)	(13,812)
Other	(1,478)	(1,376)
Gross deferred tax liabilities	(36,652)	(40,327)

Net deferred tax asset, included in other assets	$40,748	$30,232

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below for the years ended December 31:

(In thousands)	2014	2013	2012

Computed at the statutory rate (35%)	$17,601	$11,387	$14,012
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	41	825	1,142
Tax exempt income	(3,774)	(2,739)	(2,615)
Tax exempt earnings on BOLI	(499)	(461)	(512)
Other differences, net	1,233	293	304

Actual tax provision	$14,602	$9,305	$12,331

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

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at December 31, 2014, and 2013 consisted of the following components.

(In thousands)	2014	2013

Other Borrowings
FHLB advances, due 2015 to 2033, 0.35% to 8.41%, secured by residential real estate loans	$71,582	$71,090
Notes payable, due 01/31/2015 to 12/31/2016, 3.25%, floating rate, unsecured	43,100	46,000
	114,682	117,090
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three-month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620

Total other borrowings and subordinated debentures	$135,302	$137,710

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan.  This debt is unsecured and is all scheduled to be repaid by December 31, 2016.

At December 31, 2014, the Company had no Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $71.6 million at December 31, 2014, with approximately $700.8 million of additional advances available from the FHLB.

The FHLB advances are secured by mortgage loans and investment securities totaling approximately $800.9 million at December 31, 2014.

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

Aggregate annual maturities of long-term debt at December 31, 2014 are as follows:

(In thousands)	Year	Annual Maturities

	2015	$15,056
	2016	55,176
	2017	21,952
	2018	6,550
	2019	2,742
	Thereafter	33,826

	Total	$135,302

NOTE 10:	CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.  As of December 31, 2014, no preferred stock has been issued.

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 850,000 shares of Class A common stock, or approximately 5% of the shares outstanding.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

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

At December 31, 2014 and 2013, the subsidiary bank had extensions of credit to executive officers and directors and to companies in which the subsidiary bank’s executive officers or directors were principal owners in the amount of $25.1 million in 2014 and $42.0 million in 2013.

(In thousands)	2014	2013

Balance, beginning of year	$42,018	$27,790
New extensions of credit	5,554	30,177
Repayments	(22,430)	(15,949)
Balance, end of year	$25,142	$42,018

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

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $837,000, $690,000 and $624,000, in 2014, 2013 and 2012, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $3,659,000 for 2014, $3,076,000 for 2013 and $2,952,000 for 2012.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant.  The charges to income for the plans were $453,000 for 2014, $473,000 for 2013 and $258,000 for 2012.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2014, 2013 and 2012, and changes during the years then ended:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Grant-Date Fair-Value

Balance, December 31, 2011	228	$26.76	127	$26.49
Granted	-	-	51	26.29
Stock Options Exercised	-	-	-	-
Stock Awards Vested	-	-	(44)	28.29
Forfeited/Expired	(10)	26.54	-	-

Balance, December 31, 2012	218	26.77	134	25.89
Granted	-	-	75	26.89
Stock Options Exercised	(24)	24.88	-	-
Stock Awards Vested	-	-	(63)	26.82
Forfeited/Expired	(9)	26.16	(1)	26.54

Balance, December 31, 2013	185	27.04	145	26.00
Granted	-	-	134	37.51
Stock Options Exercised	(65)	25.86	-	-
Stock Awards Vested	-	-	(51)	30.62
Forfeited/Expired	-	-	(1)	26.54

Balance, December 31, 2014	120	$27.72	227	$31.88

Exercisable, December 31, 2014	120	$27.72

The following table summarizes information about stock options under the plans outstanding at December 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

$24.50	-	$24.50	20	0.39	24.50	20	24.50
26.19	-	27.67	32	1.37	26.21	32	26.21
28.42	-	28.42	34	2.41	28.42	34	28.42
30.31	-	30.31	34	3.41	30.31	34	30.31

Stock-based compensation expense totaled $1,366,000 in 2014, $1,417,000 in 2013 and $1,388,000 in 2012.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options at December 31, 2014.  Unrecognized stock-based compensation expense related to non-vested stock awards was $5.9 million at December 31, 2014.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.5 years.

Aggregate intrinsic value of both the outstanding stock options and exercisable stock options was $1,548,000 at December 31, 2014.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $40.65 at December 31, 2014, and the exercise price multiplied by the number of options outstanding.  There were 64,720 stock options exercised in 2014, with an intrinsic value of $957,000. There were 24,290 stock options exercised in 2013, with an intrinsic value of $298,000.  There were no stock options exercised in 2012.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted in 2014, 2013 or 2012.

NOTE 13:	ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2014	2013	2012

Interest paid	$14,274	$11,908	$15,959
Income taxes paid	18,832	14,867	11,548
Transfers of loans to foreclosed assets held for sale	5,145	7,358	5,173
Transfers of loans covered by FDIC loss share agreements to foreclosed assets covered by FDIC loss share agreements	5,536	9,239	12,268

In connection with the Delta Trust, Metropolitan, Truman and Excel acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2014	2013	2012

Assets acquired	$417,386	$919,340	$433,710
Liabilities assumed	378,967	883,664	430,299
Purchase price	67,441	53,600	-
Bargain purchase gains			$3,411
Goodwill	$29,022	$17,924

NOTE 14:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2014	2013	2012

Professional services	$7,516	$4,473	$4,851
Postage	3,383	2,531	2,488
Telephone	2,957	2,323	2,391
Credit card expense	8,699	6,869	6,906
Operating supplies	1,964	1,511	1,419
Amortization of intangibles	1,979	600	347
Branch right sizing expense	4,721	641	-
Other expense	17,803	13,934	11,873
Total	$49,022	$32,882	$30,275

The Company had aggregate annual equipment rental expense of approximately $1.9 million in 2014, $1.7 million in 2013 and $1.3 million in 2012.  During 2012, the Company transitioned from purchasing to leasing its ATMs, accounting for approximately $1,283,000 of the 2014 rental expense and $1,153,000 of the 2013 rental expense.  The Company had aggregate annual occupancy rental expense of approximately $3,706,000 in 2014, $2,385,000 in 2013 and $1,617,000 in 2012.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2014 and 2013.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Available-for-sale securities
U.S. Treasury	$3,992	$-	$3,992	$-
U.S. Government agencies	272,816	-	272,816	-
Mortgage-backed securities	1,572	-	1,572	-
States and political subdivisions	6,540	-	6,540	-
Other securities	20,363	-	20,363	-
Assets held in trading accounts	6,987	3,320	3,667	-

December 31, 2013
Available-for-sale securities
U.S. Treasury	$3,985	$-	$3,985	$-
U.S. Government agencies	178,217	-	178,217	-
Mortgage-backed securities	1,891	-	1,891	-
States and political subdivisions	7,861	-	7,861	-
Other securities	20,323	1,504	18,819	-
Assets held in trading accounts	8,978	1,520	7,458	-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of December 31, 2014 and 2013, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $44.9 million and $64.8 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2014 and 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Impaired loans (1) (2) (collateral dependent)	$12,276	$-	$-	$12,276
Foreclosed assets held for sale (1)	3,417	-	-	3,417

December 31, 2013
Impaired loans (1) (2) (collateral dependent)	$2,768	$-	$-	$2,768
Foreclosed assets held for sale (1)	642	-	-	642

(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $733,000 and $249,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period, as of December 31, 2014 and 2013, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments not previously disclosed are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

December 31, 2014
Financial assets:
Cash and cash equivalents	$335,909	$335,909	$-	$-	$335,909
Held-to-maturity securities	777,587	-	780,533	-	780,533
Mortgage loans held for sale	21,265	-	-	21,265	21,265
Interest receivable	16,774	-	16,774	-	16,774
Legacy loans (net of allowance)	2,024,693	-	-	2,022,889	2,022,889
Loans acquired, not covered by FDIC loss share	575,980	-	-	560,651	560,651
Loans acquired, covered by FDIC loss share (net of allowance)	106,933	-	-	105,789	105,789
FDIC indemnification asset	22,663	-	-	22,663	22,663

Financial liabilities:
Non-interest bearing transaction accounts	889,260	-	889,260	-	889,260
Interest bearing transaction accounts and savings deposits	2,006,271	-	2,006,271	-	2,006,271
Time deposits	965,187	-	-	967,900	967,900
Federal funds purchased and securities sold under agreements to repurchase	110,586	-	110,586	-	110,586
Other borrowings	114,682	-	114,698	-	115,000
Subordinated debentures	20,620	-	16,115	-	16,115
Interest payable	1,147	-	1,147	-	1,147

December 31, 2013
Financial assets
Cash and cash equivalents	$539,380	$539,380	$-	$-	$539,380
Held-to-maturity securities	745,688	-	731,445	-	731,445
Mortgage loans held for sale	9,494	-	-	9,494	9,494
Interest receivable	15,654	-	15,654	-	15,654
Legacy loans (net of allowance)	1,715,196	-	-	1,694,748	1,694,748
Loans acquired, not covered by FDIC loss share	515,644	-	-	513,676	513,676
Loans acquired, covered by FDIC loss share	146,653	-	-	143,814	143,814
FDIC indemnification asset	48,791	-	-	48,791	48,791

Financial liabilities:
Non-interest bearing transaction accounts	718,438	-	718,438	-	718,438
Interest bearing transaction accounts and savings deposits	1,862,618	-	1,862,618	-	1,862,618
Time deposits	1,116,511	-	-	1,120,035	1,120,035
Federal funds purchased and securities sold under agreements to repurchase	107,887	-	107,887	-	107,887
Other borrowings	117,090	-	117,160	-	117,160
Subordinated debentures	20,620	-	12,991	-	12,991
Interest payable	1,450	-	1,450	-	1,450

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

At December 31, 2014, the Company had outstanding commitments to extend credit aggregating approximately $480,653,000 and $439,053,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2013, the Company had outstanding commitments to extend credit aggregating approximately $464,108,000 and $408,388,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $16,217,000 and $10,349,000 at December 31, 2014 and 2013, respectively, with terms ranging from 9 months to 5 years.  The Company’s deferred revenue under standby letter of credit agreements was $13,125 at December 31, 2014 and approximately $10,000 at December 31, 2013.

At December 31, 2014, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations and its financial disclosures.

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

NOTE20:	STOCKHOLDERS’ EQUITY

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  At December 31, 2014, the Company subsidiary bank had approximately $10.0 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

The Company’s subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2014, the Company meets all capital adequacy requirements to which it is subject.

As of the most recent notification from regulatory agencies, the subsidiaries were well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and its subsidiary bank  must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

The Company’s and the subsidiary Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio-%	Amount		Ratio (%)

As of December 31, 2014
Total Risk-Based Capital Ratio
Simmons First National Corporation	$435,185	14.5	$240,102	8.0	$	N/A
Simmons First National Bank	432,590	14.5	238,670	8.0		298,338	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	403,110	13.4	120,331	4.0		N/A
Simmons First National Bank	405,834	13.6	119,363	4.0		179,044	6.0
Tier 1 Leverage Ratio
Simmons First National Corporation	403,110	8.8	183,232	4.0		N/A
Simmons First National Bank	405,834	8.9	182,397	4.0		227,997	5.0

As of December 31, 2013
Total Risk-Based Capital Ratio
Simmons First National Corporation	$380,347	14.1	$215,800	8.0	$	N/A
Simmons First National Bank	275,961	14.8	149,168	8.0		186,460	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	351,334	13.0	108,103	4.0		N/A
Simmons First National Bank	261,318	14.0	74,662	4.0		111,993	6.0
Tier 1 Leverage Ratio
Simmons First National Corporation	351,334	9.2	152,754	4.0		N/A
Simmons First National Bank	261,318	10.1	103,492	4.0		129,365	5.0

NOTE 21:	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
DECEMBER 31, 2014 and 2013

(In thousands)	2014	2013

ASSETS
Cash and cash equivalents	$17,537	$4,956
Investment securities	1,660	4,973
Investments in wholly-owned subsidiaries	522,841	452,688
Intangible assets, net	133	133
Premises and equipment	5,711	633
Other assets	14,301	12,726
TOTAL ASSETS	$562,183	$476,109

LIABILITIES
Long-term debt	$63,720	$66,620
Other liabilities	4,144	5,657
Total liabilities	67,864	72,277

STOCKHOLDERS’ EQUITY
Common stock	181	162
Surplus	156,568	88,095
Undivided profits	338,906	318,577
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income taxes of ($862) and ($1,938) at December 31, 2014 and 2013 respectively	(1,336)	(3,002)
Total stockholders’ equity	494,319	403,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$562,183	$476,109

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012

INCOME
Dividends from subsidiaries	$43,366	$23,051	$45,061
Other income	6,927	8,409	7,155
	50,293	31,460	52,216
EXPENSE	23,024	17,839	15,830
Income before income taxes and equity in undistributed net income of subsidiaries	27,269	13,621	36,386
Provision for income taxes	(6,330)	(3,510)	(3,195)

Income before equity in undistributed net income of subsidiaries	33,599	17,131	39,581
Equity in (distribution in excess of) undistributed net income of subsidiaries	2,089	6,100	(11,897)

NET INCOME	$35,688	$23,231	$27,684

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012

NET INCOME	$35,688	$23,231	$27,684

OTHER COMPREHENSIVE INCOME
Equity in other comprehensive income (loss) of subsidiaries	1,666	(3,259)	(182)

COMPREHENSIVE INCOME	$37,354	$19,972	$27,502

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(In thousands)	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$35,688	$23,231	$27,684
Items not requiring (providing) cash
Depreciation and amortization	139	145	167
Deferred income taxes	1,338	81	75
Equity in (distribution in excess of) undistributed net income of bank subsidiaries	(2,089)	(6,100)	11,897

Changes in
Other assets	(1,514)	19,978	(20,712)
Other liabilities	(1,103)	1,891	-
Net cash provided by operating activities	32,459	39,226	19,111

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of premises and equipment	(5,435)	(174)	(84)
Additional (return from) investment in subsidiary	288	(27,400)	310
Sales (purchases) of available-for-sale securities	1,504	(1)	-
Cash paid in business combinations	(1,640)	(53,600)	-
Net cash (used in) provided by investing activities	(5,283)	(81,175)	226

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of subordinated debentures	-	-	(10,310)
(Repayment) issuance of long-term debt	(2,900)	46,000	-
Issuance of common stock, net	3,389	2,353	1,711
Payment to repurchase common stock	-	(10,848)	(17,567)
Dividends paid	(15,084)	(13,707)	(13,495)
Net cash provided by (used in) financing activities	(14,595)	23,798	(39,661)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,581	(18,151)	(20,324)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,956	23,107	43,431

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,537	$4,956	$23,107

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

(b) Changes in Internal Controls.  The Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting.  On August 31, 2014, we completed our acquisition of Delta Bank and Trust, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the third quarter of 2014, to include the operations of Delta Trust.  Otherwise, there were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2014 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 18, 2015, to be filed pursuant to Regulation 14A on or about April 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 18, 2015, to be filed pursuant to Regulation 14A on or about April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 18, 2015, to be filed pursuant to Regulation 14A on or about April 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 18, 2015, to be filed pursuant to Regulation 14A on or about April 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 18, 2015, to be filed pursuant to Regulation 14A on or about April 30, 2015.

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

/s/ Susan F. Smith	March 16, 2015
Susan F. Smith, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about March 16, 2015.

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