Form 10-K/A
period 2014-12-31
SIMMONS FIRST NATIONAL CORP
filed 2015-04-23
CIK 90498

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

The number of shares outstanding of the Registrant's Common Stock as of April 14, 2015, was 29,834,201.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

On March 16, 2015, Simmons First National Corporation (the “Company”) filed an Annual Report on Form 10-K (the “Report”) which stated that the Part II Information would be incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 18, 2015, to be filed pursuant to Regulation 14A on or about April 30, 2015.  The Company has determined that the definitive proxy statement for the annual meeting will likely not be filed prior to April 30, 2015.

This amended Annual Report on Form 10-K/A (Amendment No. 1) is being filed to supplement the disclosure provided in the Report, and includes the information required by Part III, Items 10-14.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The table below sets forth the name, age, principal occupation or employment during the last five years, prior service as a director of the Company, the number of shares and percentage of the outstanding Common Stock beneficially owned, with respect to each director and nominee proposed, as reported by each nominee:

		Principal	Director	Shares	Percent
Name	Age	Occupation	Since	Owned [a]	of Class
David L. Bartlett	63	President and Chief Banking Officer of the Company	2013	40,882 [b]	*

William E. Clark, II	45	Chairman and CEO, Clark Contractors, LLC (Construction)	2008	4,930 [c]	*

Steven A. Cossé	67	Retired, President and CEO Murphy Oil Corporation	2004	22,036 [d]	*

Mark C. Doramus	56	Chief Financial Officer, Stephens Inc.	2015	0	*

Edward Drilling	59	Arkansas President, AT&T Corp.	2008	5,130	*

Sharon Gaber	51	Provost & Vice Chancellor, University of Arkansas	2011	2,255	*

Eugene Hunt	69	Attorney	2009	3,665 [e]	*

Christopher R. Kirkland	45	Principal, Anchor Investments (real estate)	2015	405,357 [f]	1.4%

W. Scott McGeorge	71	President, Pine Bluff Sand and Gravel Company	2005	43,176 [g]	*

George A. Makris, Jr.	58	Chairman and Chief Executive Officer of the Company, formerly President, M. K. Distributors, Inc. (Beverage Distributor)	1997	119,999 [h]	*

Joseph D. Porter	57	President, Akin-Porter Produce, Inc. (Wholesale Produce)	2015	193,034 [i]	*

Harry L. Ryburn	79	Orthodontist (retired)	1976	11,512 [j]	*

Robert L. Shoptaw	68	Retired Executive, Arkansas Blue Cross and Blue Shield	2006	17,975 [k]	*

__________________
*	The shares beneficially owned represent less than 1% of the outstanding common shares.
[a]
"Beneficial ownership" of a security means, directly or indirectly, through any contract, relationship, arrangement, undertaking or otherwise, having or sharing voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose or to direct the disposition of such security. Unless otherwise indicated, each beneficial owner named has sole voting and investment power with respect to the shares identified.

[b]	Mr. Bartlett owned of record 38,386 shares and 2,496 shares were held in his fully vested account in the ESOP.

[c]	Mr. Clark owned of record 3,430 shares and 1,500 shares are owned jointly with his spouse.
[d]	Mr. Cossé owned of record 2,720 shares; 17,316 shares are owned jointly with his spouse and 2,000 shares are deemed held through exercisable stock options.
[e]	Mr. Hunt owned of record 2,780 shares; 469 shares were owned jointly with his spouse; and 416 shares are held in his IRA.
[f]	Mr. Kirkland owned of record 365,094 shares; 4,975 shares are held by his wife; and 35,288 shares are held in custodian accounts for his children.
[g]	Mr. McGeorge owned of record 41,176 shares; and 2,000 shares are deemed held through exercisable stock options.
[h]
Mr. Makris owned of record 33,646 shares; 75,308 shares are held jointly with his spouse; 4,117 shares are held in his IRA; 4,750 shares are held in his wife's IRA; 178 shares were held in his account in the ESOP and 2,000 shares are deemed held through exercisable stock options.

[i]
Mr. Porter owned of record 56,329 shares; 25,828 shares are held in his 401(k) account; Mr. Porter is general partner in a family limited partnership which owns 399,511 shares of which 19,976 shares held by the partnership are attributable to Mr. Porter; and 90,901 shares are held in privately held corporations in which Mr. Porter has investment authority.

[j]
Dr. Ryburn owned of record 5,040 shares; Dr. Ryburn and his spouse are general partners in a family limited partnership which owns 123,624 shares of which 2,472 shares held by the partnership are attributable to Dr. Ryburn; and 4,000 shares are deemed held through exercisable stock options.

[k]	Mr. Shoptaw owned of record 14,575 shares; 2,400 shares were held in his IRA and 1,000 shares are deemed held through exercisable stock options.

The business experience and certain biographical information on each of the Directors is set forth below.

David L. Bartlett
Mr. Bartlett was appointed to the Board in January, 2013. He currently serves as the President and Chief Banking Officer of the Company.  Mr. Bartlett served as President of Simmons First Bank of Hot Springs (formerly Alliance Bank) from 1997 until 2006, when he was named as the President and Chief Operating Officer of the Company.  Mr. Bartlett received his B. S. degree in Accounting from Arkansas Tech University in 1974.  Mr. Bartlett has been actively involved in the banking industry for over 33 years.

Mr. Bartlett also serves as board member of the Arkansas Bankers Association (Chairman 2013-2014) , as the Treasurer of Arkansas State Chamber of Commerce and as a member of Fifty for the Future.  He has previously served on the Arkansas State Bank Board (2000-2004, Chairman 2004), as a board member and chairmen of the Hot Springs Chamber of Commerce and the Garland County Economic Development Corporation and as a member of the St. Joseph's Regional Health Center Board, National Park Community College Foundation Board, Arkansas Tech Advisory Board and the Hot Springs Area Community Foundation Board.

The Board of Directors believes that Mr. Bartlett's experience and past performance in the banking industry as well as his service as the President and Chief Banking Officer of the Company, provides needed skills and insight into the banking and financial services business conducted by the Company, which may be particularly valuable during the recent transition of executive management related to the retirement of the former Chairman and CEO of the Company and the election of his successor.

William E. Clark, II
Mr. Clark, 45, was elected to the Board in 2008.  He is the Chief Executive Officer of Clark Contractors, LLC, a general contractor involved in commercial construction throughout the United States.  Prior to the formation of Clark Contractors, LLC in 2009, he was employed by CDI Contractors from 1994 through 2009, where he served in various capacities culminating in his serving as Chief Executive Officer from 2007 to 2009.  Mr. Clark received a B.S.B.A. degree in Business Management from the University of Arkansas in 1991.

He is a past President/Chairman for the UAMS Consortium and Arkansas Children's Hospital Committee for the Future, a member of Fifty for the Future, Young Presidents Organization, St. Vincent Foundation, UAMS Foundation, Little Rock Christian Academy Board of Trust and the Winthrop P. Rockefeller Cancer Institute.

The Board of Directors believes that Mr. Clark's experience within the commercial construction industry provides needed skills in the assessment of the construction industry utilized by the Company in setting policies involving the allocation of credit and lending priorities.

Steven A. Cossé
Mr. Cossé, 67, was elected to the Board in 2004.  On August 31, 2013, he retired as President and CEO of Murphy Oil Corporation, a Fortune 500 company listed on the New York Stock Exchange, following his election on June 20, 2012. Mr. Cossé has previously served as the Executive Vice President and General Counsel for Murphy Oil Corporation.  He had served as General Counsel since 1991 and had also previously served as Senior Vice President, Vice President and Principal Financial Officer. Prior to joining Murphy Oil Corporation as General Counsel, he served for eight years as General Counsel for Ocean Drilling & Exploration Company in New Orleans, Louisiana, a NYSE listed, majority-owned subsidiary of Murphy Oil Corporation.  Mr. Cossé received a B.A. degree in Government from Southeastern Louisiana University in 1969 and a Juris Doctorate degree from Loyola University in 1974.

Mr. Cossé also currently serves on the boards of Murphy Oil Corporation (a NYSE listed company), and SHARE Foundation. He is past chairman of the South Arkansas Chapter of the American Red Cross and is on the advisory board of Turning Point. Mr. Cossé is a member of the Louisiana Bar Association, Arkansas Bar Association and Union County Bar Association.

The Board of Directors believes that Mr. Cossé's experience as an executive officer, general counsel and principal financial officer, provides needed skills in the assessment of the oil industry utilized by the Company in setting policies involving the allocation of credit and lending priorities and in the legal, financial and general business issues facing publicly traded companies.

Mark C. Doramus
Mr. Doramus, 56, was appointed to the Board in 2015.  He serves as Chief Financial Officer of Stephens Inc., an independent financial services firm headquartered in Little Rock, Arkansas.  He has served in several capacities at Stephens, including the corporate finance department from 1988 to 1994,  Assistant to the President from 1994 to 1996 and Chief Financial Officer since 1996.

He began his career in 1980 with Arthur Andersen & Co. in Dallas, Texas, where he worked as a Certified Public Accountant.  He joined the Dallas, Texas office of Trammell Crow Company in 1983, where he worked until he joined Stephens in 1988.

Mr. Doramus is a member of the CHI St. Vincent Infirmary board of directors, where he served as chairman from 2012 – 2014, and has been a member of the University of Arkansas at Little Rock Board of Visitors since 2004.  Doramus served on the Winthrop Rockefeller Foundation board from 2004 to 2009, serving as Chairman in 2009.

Mr. Doramus graduated from Rhodes College in Memphis, Tennessee, with a B.A. degree in Economics and Business in 1980 and received his M.A. degree in Real Estate and Regional Science from Southern Methodist University in Dallas, Texas in 1982.

The Board of Directors believes that Mr. Doramus’ experience in accounting and the financial services industry provides needed skills for assisting in the management of the Company’s business, including risk management, internal controls and capital management.

Edward Drilling
Mr. Drilling, 59, was elected to the Board in 2009.  He joined Southwestern Bell Telephone Company in 1979 and has served in various operations positions including customer service, sales and marketing, and the external affairs organization.  He was named President of the Arkansas Division in 2002.  Mr. Drilling received a B.S. degree in Marketing from the Walton College at the University of Arkansas in 1978 and graduated from the Emory University Advanced Management Program in 1991.

Mr. Drilling has served on numerous boards over the last 30 years, including: past Chairman of the Arkansas State Chamber of Commerce, Arkansas Children's Hospital Board of Trustees, University of Arkansas Board of Advisors, former President of the Little Rock, Chamber of Commerce Board of Directors, UAMS Arkansas BioVentures Advisory Board, former President of Fifty for the future, former Vice Chairman of the Arkansas Economic Development Commission.

The Board of Directors believes that Mr. Drilling's experience as an executive within the telecommunication and information technology industry provides needed skills in the assessment of the information technology industry utilized by the Company in setting policies involving the allocation of credit and lending priorities and valuable insights involving the executive management of a large enterprise.

Sharon Gaber
Dr. Gaber, 51, was appointed to the Board in 2011 and was elected to the Board in 2012.  Dr. Gaber has served as the Provost and Vice Chancellor for Academic Affairs at the University of Arkansas since 2009.  Prior to coming to the University of Arkansas, she was on the faculty at Auburn University where she served in several administrative positions culminating in her position as Interim Provost.  Dr. Gaber holds bachelor's degrees in Economics and Urban Studies from Occidental College, master's degree in Urban and Regional Planning from the University of Southern California and a Ph.D. degree from Cornell University in City and Regional Planning.

Dr. Gaber is an accomplished researcher, having earned 25 project grants and authored or co-authored 40 papers and professional reports. She serves as Vice-Chair of the board of directors for the Arkansas Research and Technology Park, was a member of the Strategic Community Development Steering Committee of the Northwest Arkansas Council, and participated with the City of Fayetteville on the “Today in America” segment production.

The Board of Directors believes that Dr. Gaber's background in city and urban planning as well as her experience and past performance as an administrator at several prominent universities, provides needed skills and insight into organizational planning and management of the Company as well as the effective supervision of high level personnel from varied professional disciplines.

Eugene Hunt
Mr. Hunt, 69, was elected to the Board in 2009. He is an attorney in private practice in Pine Bluff, Arkansas. Mr. Hunt began his practice in 1972 and has thereafter been involved in the active practice of law within Arkansas, primarily in Southeast Arkansas. He served as Judge on the Arkansas Court of Appeals from August through December, 2008 and has served as a Special Circuit Judge and Special Justice on the Arkansas Supreme Court. Additionally, he served as Director of the Child Support Enforcement Unit, Jefferson County, Arkansas from 1990-2001. Mr. Hunt received a B.A. degree in History and Government from Arkansas AM&N College in 1969 and a Juris Doctorate degree from the University of Arkansas Law School in 1971.

Mr. Hunt also serves on the boards of The Economic Development Corporation of Jefferson County, Arkansas, Jefferson Hospital and Youth Partners. He is a member of the NAACP and has also served as an NAACP Affiliate Attorney since 1978.

The Board of Directors believes that Mr. Hunt's experience as an attorney and his long-term familiarity with the business and social environment in southeastern Arkansas provides needed skills and insight in the small business and consumer needs of the Company's banking customers in one of its major markets, southeastern Arkansas.

Christopher R. Kirkland
Mr. Kirkland, 45, was appointed to the Board in 2015.  He serves as a principal of Anchor Investments, LLC, a private, real estate investment company based in Nashville, Tennessee.  The Company has a strategic focus to acquire, own, develop and manage income-producing commercial properties in the Southeast United States and to purchase and reposition residential land or properties.

Prior to forming Anchor Investments, Mr. Kirkland was the managing member of Kirkland Properties, LLC which he co-founded in 1994.  While operating Kirkland Properties, Mr. Kirkland further developed skills as a successful investor in commercial real estate, focusing on the development or redevelopment and management of underperforming real estate assets.  Mr. Kirkland also had an ownership interest in SouthLand Constructors, LLC, a commercial contracting company based in Brentwood, Tennessee which he operated for 10 years prior to selling the company to a construction holding company based in Chicago, Illinois in 2014.

Mr. Kirkland received a B.A. degree in economics from the University of Tennessee – Knoxville in 1992 and an M.B.A. degree from the Owen Graduate School of Management at Vanderbilt University in 1998.

The Board of Directors believes that Mr. Kirkland’s experience in real estate development, construction and finance provides needed skills for setting policies involving the allocation of credit and lending priorities within the expanding geographic markets of the Company and valuable insights involving the real estate business.

Scott McGeorge
Mr. McGeorge, 71, was elected to the Board in 2005. He is the senior member of a group of McGeorge and McGeorge - Dickinson family owned companies that include Pine Bluff Sand & Gravel Co., McGeorge Contracting Co., Inc. and Cornerstone Farm and Gin Co., where he serves as President, Chairman and Vice President, respectively. The companies perform marine construction in a multistate regional area, build highways and similar projects, mine various minerals and produce and sell stone products, asphalt pavement and sand. Cornerstone is engaged in farming operations.

Mr. McGeorge previously served on the board of directors of National Bancshares Corporation and its wholly owned subsidiary National Bank of Commerce of Pine Bluff during the mid 1980's before it was purchased by Boatmen's Bank. He was on the commercial and industrial loan committee, which approved the largest loans the bank made. Mr. McGeorge received a B.S. degree in Business Administration from the University of Arkansas in 1965. He graduated from U. S. Coast Guard Officer Candidate School and served as an officer in the U.S. Coast Guard for three years.

Mr. McGeorge served as past Secretary and current board member of the National Stone Sand and Gravel Association in Alexandria, Virginia, is a member of the boards of directors of Dredging Contractors of America and National Waterways Conference, both located in Washington, D.C. and is past President and a current director of Mississippi Valley Associated General Contractors in Memphis, Tennessee. He is active in many local and civic activities. He is President of Trinity Foundation, a charitable foundation that seeks to benefit residents of Pine Bluff, Little Rock and the surrounding areas through grants for scholarship, support of educational institutions and other civic activities. He is a member of the Board of the Economic Development Corporation of Jefferson County, Arkansas.

The Board of Directors believes that Mr. McGeorge's experience in the construction, materials, mining and agricultural industries, as well as his experience and past performance as the president of a  large successful business enterprise, provides needed skills and insight into the overall business and industrial climate and the executive management of a large successful business enterprise.

George A. Makris, Jr.
Mr. Makris, 58, was elected to the Board in 1997. He is currently serving as Chairman and Chief Executive Officer of the Company. Prior to his employment by the Company on January 2, 2013, Mr. Makris had been employed by M. K. Distributors, Inc. since 1980 and had served as its President since 1985. Mr. Makris previously served as a member of the board of directors of National Bank of Commerce from 1985 to 1996 and served as Chairman of the Board from 1994 to 1996. Mr. Makris received a B.A. degree in Business Administration from Rhodes College in 1978 and an M.B.A. from the University of Arkansas in 1980.

Mr. Makris also serves as Chairman of the board of directors of The Economic Development Corporation of Jefferson County, Arkansas, a member of the board of trustees of the Jefferson Regional Medical Center and a member of the board of directors of CHI St. Vincent. He has previously served as Chairman of the board of trustees of the Arts and Science Center for Southeast Arkansas, Chairman of the Board of Directors of the Economic Development Alliance for Jefferson County, Chairman of the board of directors of the Greater Pine Bluff Chamber of Commerce, Chairman of the King Cotton Classic Basketball Tournament, Chairman of the board of trustees of Trinity Episcopal School, a director of Simmons First National Bank, a director of the Wholesale Beer Distributors of Arkansas, a director of the National Beer Wholesalers Association and a member of the board of visitors of the University of Arkansas at Pine Bluff and the University of Arkansas for Medical Sciences, College of Medicine.

The Board of Directors believes that Mr. Makris' experience as the Chairman and Chief Executive Officer of the Company and his experience as a business executive and long-term resident of central and southeastern Arkansas provides needed skills and insight into the banking and financial services business conducted by the Company as well as the executive management of a separate successful business enterprise in Arkansas.

Joseph D. Porter
Mr. Porter, 57, was appointed to the Board in 2015.  He serves as president of Akin-Porter Produce, Inc., a family owned wholesale distributor of fresh produce, located in Greenfield, Tennessee.  The company has operations in Plant City, Florida, Eau Claire, Michigan; Thomasville, Georgia and Cuerevaca, Mexico.  Mr. Porter’s is responsible for the oversight of the distributorship and sales force.  In conjunction with the distributorship, Mr. Porter also serves as President of JP Enterprises of Greenfield, Inc. and Vice President of Moore & Porter Produce.  He also is actively involved in various farming operations and as a director at Innovative Livestock Services.

Mr. Porter previously served as president of the Weakley County Chamber of Commerce and formerly served on the board of Weakly County Municipal Electric System.  Mr. Porter attended University of Tennessee - Martin.

The Board of Directors believes that Mr. Porter’s experience agri-business and farming provides needed skills for setting policies involving the allocation of credit and lending priorities within the expanding geographic markets of the Company and valuable insights involving the management of an international enterprise.

Harry L. Ryburn
Dr. Ryburn, 79, was elected to the Board in 1976.  He is retired from the private practice of orthodontics in Southeast Arkansas.  Dr. Ryburn is certified by the Arkansas State Dental Board, the Arkansas State Specialty Board (orthodontics), the Missouri State Dental Board and the Texas State Dental Board.  Dr. Ryburn actively practiced for 41 years prior to his retirement in 2005.  Dr. Ryburn has been involved in private investments, real estate development and farming operations.  In addition to his 35 years of service on the board of directors of the Company, Dr. Ryburn has also served during that period on the board of directors of the Company's lead bank, Simmons First National Bank. He serves on the executive committees of the Company and the lead bank, the Audit & Security Committee of the Company and the NCCGC.  Additionally, he currently serves as the lead director of the Company and Chairman of the Executive Committees of the Company and the lead bank.  He attended University of Arkansas at Monticello where he studied Pre-Dentistry.  Thereafter, he received a D.D.S. degree from Washington University in 1960 and an M.S. degree in Orthodontics from Washington University in 1964.  Dr. Ryburn is a veteran of the U. S. Air Force.

Dr. Ryburn is a member of numerous professional, civic and community organizations.  He has previously served on the boards of the United Way of Jefferson County, Pine Bluff Little League Baseball, Arkansas Post Girl Scout Council, Pine Bluff Babe Ruth Baseball and as a member of the Pine Bluff Chamber of Commerce.

The Board of Directors believes that Dr. Ryburn's experience, in a health related profession and his long-term experience as a director of the Company and the lead bank, provides needed skills and insight into the southeastern Arkansas business community and the successful operation of banking and financial services enterprises.

Robert L. Shoptaw
Mr. Shoptaw, 68, was elected to the Board in 2006 and was designated as the audit committee financial expert on the Company's Audit & Security Committee in December, 2012.  Mr. Shoptaw retired as president of Arkansas Blue Cross Blue Shield ("ABCBS"), a mutual health insurance company, in 2008, terminating his 39 years of service to that organization.  During the 1970s and 1980s, he served in various management and executive capacities with a primary focus in medical services management, professional relations and government programs administration (Medicare administrative operations). In 1987, Mr. Shoptaw became the Executive Vice President and Chief Operating Officer of ABCBS and was named President and CEO in 1994.  After retiring as President and CEO in 2008, he remains on the board of directors of ABCBS and serves as Chairman of the Board. Mr. Shoptaw received a B.A. in Economics from Arkansas Tech University in 1968, an M.B.A. from Webster University in Business Administration and Health Services Management and completed the Advanced Management Program at Harvard University Business School in 1991.

Mr. Shoptaw serves as a member of the board of directors of Arkansas Center for Health Improvement, the Little Rock Metrocentre Improvement District, Arkansas Research Alliance and is the immediate past Chairman of the board of visitors of The University of Arkansas College of Medicine.

The Board of Directors believes that Mr. Shoptaw's experience and past performance as the president of a large mutual health insurance company, provides needed skills and insight into the health care industry, health insurance industry and the financial and executive management of a large successful business enterprise.

Executive Officers

The Board of Directors elects executive officers annually.  All of the officers shown in the table below have been officers for the Company for at least five years, except for Messrs. Makris, Burrow and Massanelli.  The table below sets forth the name, age, officer position with the Company and Simmons First National Bank (SFNB) and principal occupation or employment during the last five years and tenure of service with the Company:

Name	Age	Position	Years Served
George A. Makris, Jr. [1]	58	Chairman and Chief Executive Officer	2
David L. Bartlett	63	President and Chief Banking Officer (Company); Chief Banking Officer (SFNB)
Robert A. Fehlman	50	Senior Executive Vice President, Chief Financial Officer and Treasurer	26
Marty D. Casteel	63	Senior Executive Vice President (Company); Chairman and Chief Executive Officer (SFNB)	26
David W. Garner	45	Executive Vice President, Controller and Chief Accounting Officer (Company and SFNB)	17
Susan F. Smith	53	Executive Vice President/Corporate Strategy (Company and SFNB)	17
Tina M. Groves	45	Executive Vice President and Chief Risk Officer (Company and SFNB)	9
Patrick A. Burrow [2]	61	Executive Vice President and General Counsel	0
Stephen C. Massanelli [3]	59	Executive Vice President/Organizational Development	0
________________________
[1]  Mr. Makris was elected as CEO – Elect on August 13, 2012, effective January 1, 2013. He succeeded J. Thomas May as Chairman and Chief Executive Officer upon Mr. May’s retirement on December 31, 2013. Mr. Makris has served on the Board of Directors of the Company since 1997 and served as chairman of the Company’s Audit & Security Committee from 2007 until his resignation upon his election to CEO – Elect. Prior to his election, he served as President of M. K. Distributors, Inc.
[2]  Mr. Burrow was elected as Executive Vice President and General Counsel on December 15, 2014.  Prior to becoming an officer at the Company, he was a managing member of the law firm Quattlebaum, Grooms, Tull & Burrow PLLC.  Mr. Burrow had provided legal representation to the Company in various capacities over the last 30 years.
[3]  Mr. Massanelli was elected Executive Vice President/Organizational Development on December 15, 2014. Prior to becoming an officer at the Company, he was Principal in the investment firm Treadstone Partners, LLC from 2011 to 2014 and served as a Senior Vice President and Treasurer of Zale Corporation from 1997 - 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 and the regulations issued thereunder require directors and certain officers of any company registered under that Act to file statements on SEC Forms 3, 4 & 5 with the Securities and Exchange Commission, showing their beneficial ownership in securities issued by such company.  Based upon a review of such statements by the directors and officers of the Company for the preceding fiscal year, provided to the Company by such persons, the Company has not identified any late filings.

Codes of Ethics

Code of Ethics - General . The Company has adopted a general Code of Ethics applicable to all directors, advisory directors, officers and associates of the Company. The Code is designed to promote the conduct the business of the Company in accordance with the highest ethical standards of conduct and to promote the ethical handling of conflicts of interest, full and fair disclosure and compliance with laws, rules and regulations. Additionally, under the Code of Ethics, associates or Directors who learn of a business opportunity in the course of their service for the Company cannot appropriate that opportunity for themselves or for others, but must allow the Company to take advantage of the opportunity.  The Company’s Code of Ethics is designed to provide guidance and resources to help ensure that:

•	The Company and its associates remain in compliance with all applicable laws and regulations.

•	The Company operates a safe and nondiscriminatory place to work and do business.

•	Confidential and proprietary information is protected.

•	Inappropriate gifts or favors are not accepted and

•	Conflicts of interest are avoided.

Any material departure from a provision of the Code of Ethics on behalf of a member of the Ethics Committee, a Director or an executive officer may be waived by the Ethics Committee and shall be reported to the Board, and any such waiver will be promptly disclosed as required by applicable law, rule or regulation.

Code of Ethics for Finance Group. The Board has adopted a separate Code of Ethics for the Finance Group that supplements the Code of Conduct and applies to the Company’s Chief Executive Officer, Chief Financial Officer, the Chief Accounting Officer and Controller and all other officers in the Company’s Finance Group.

Both of these Codes of Ethics may be found on the Company’s website at www.simmonsfirst.com in the Corporate Governance Documents Section of Investor Relations. The Company will disclose any amendments or waivers with respect to its Code of Ethics for Financial Group on its website.

Committees and Related Matters

During 2014, the Board of Directors of the Company maintained and utilized the following committees: Executive Committee, Audit & Security Committee and Nominating, Compensation and Corporate Governance Committee ("NCCGC").  For 2015, the Board has revised its committee structure to include the following committees: Audit Committee, Executive Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee.

Nominating, Compensation And Corporate Governance Committee

During 2014, the Nominating, Compensation and Corporate Governance Committee  ("NCCGC") was composed of Steven A. Cossé (Chairman), William E. Clark, II, Edward Drilling, Eugene Hunt, W. Scott McGeorge, Harry L. Ryburn and Robert L. Shoptaw.  All of the members of the committee satisfied the independence standards in accordance with the NASDAQ listing standards.  A function of the NCCGC regarding nominations is to identify and recommend individuals to be presented for election or re-election as Directors.

Director Nominations and Qualifications

The NCCGC has adopted a charter, which is available for review in the Investor Relations portion of the Company's web site: www.simmonsfirst.com.  The charter and certain corporate governance principles and procedures govern the nominations and criteria for proposing or recommending proposed nominees for election and re-election to the Board of Directors.  The Board of Directors is responsible for recommending nominees for directors to the shareholders for election at the annual meeting.  The Board has delegated the identification and evaluation of proposed nominees to the NCCGC.  The identification and evaluation of potential directors is a continuing responsibility of the committee.  The NCCGC has not retained any third party to assist it in identifying candidates.  A proposed director may be recommended to the Board at any time; however, a proposed nominee for director to be elected at the annual meeting must be presented to the Board of Directors for consideration no later than December 31 of the year immediately preceding such annual meeting.

The NCCGC has not set any minimum qualifications for a proposed nominee to be eligible for recommendation to be elected as a director.  The corporate governance principles provide that the NCCGC shall consider the following criteria in evaluating proposed nominees for director:

• Location of residence and business interests	• Type of business interests
• Age	• Business and financial expertise
• Community involvement	• Leadership profile
• Ability to think independently	• Personal and professional ethics and integrity
• Ability to fit with the Company's corporate culture	• Equity ownership in the Company

There is no specified order or weighting of the foregoing criteria.  In evaluating potential nominees for director under the criteria set forth above, the NCCGC seeks nominees with diverse business and professional experience, skills, gender and ethnic background, as appropriate, in light of the current composition of the Board.  Additionally, the NCCGC seeks geographical diversity and insights into its local and regional markets by primarily seeking potential director nominees who reside in Arkansas or in the markets outside Arkansas in which the Company has a significant presence.

The NCCGC has no specific policy on diversity other than, as described above, that it is one factor the committee considers when evaluating potential board candidates and incumbent directors for reelection. For purposes of diversity considerations, the NCCGC includes differences of viewpoint, professional experience, education and other individual qualities as well as race and gender.

Nominations for Director from Shareholders

No material changes have been adopted by the Company to the procedures by which shareholders may recommend nominees to the Company’s board of directors since the description of those procedures contained in the proxy statement for the Company’s annual shareholders’ meeting held on April 15, 2014, which proxy statement was field with the SEC on EDGAR on March 17, 2014.

Audit & Security Committee

During 2014, the Audit & Security Committee was composed of William E. Clark, II, Edward Drilling, Eugene Hunt, W. Scott McGeorge, Harry L. Ryburn and Robert L. Shoptaw (Chairman).

This committee provides assistance to the Board in fulfilling its responsibilities concerning accounting and reporting practices, by regularly reviewing the adequacy of the internal and external auditors, the disclosure of the financial affairs of the Company and its subsidiaries and the control systems of management and internal accounting controls. The Audit & Security Committee has adopted a charter, which is available for review in the Investor Relations portion of the Company's web site: www.simmonsfirst.com.  This committee met 9 times in 2014.

Each of the listed committee members were independent as defined in Rule 5605 of the NASDAQ listing requirements when serving on the committee. The Board has determined that Robert L. Shoptaw satisfies the requirements of "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission and has designated him as the "audit committee financial expert".  The Board has determined that Mr. Shoptaw satisfies the independence standards applicable to audit committee financial experts as set forth in Reg. S-K of the Securities and Exchange Commission and the listing standards of NASDAQ.  Further, the Board has determined that Mr. Shoptaw satisfies the requirements as a financially sophisticated audit committee member as set forth in Rule 5605(c) of the NASDAQ Listing requirements.

The Company is required to obtain pre-approval by the Audit & Security Committee for all audit and permissible non-audit services obtained from the independent auditors.  All services obtained from the independent auditors during 2014, whether audit services or permitted non-audit services, were pre-approved by the Audit & Security Committee. The Audit & Security Committee has not adopted any additional pre-approval policies and procedures, but consistent with its charter, it may do so in the future.

The Audit & Security Committee issued the following report concerning its activities related to the Company for the previous year:

The Audit & Security Committee has reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2014 with management.

The Audit & Security Committee has discussed with BKD, LLP ("BKD"), its independent auditors, the matters required to be discussed by the Auditing Standard  No. 16, as adopted by the Public Company Accounting Oversight Board in PCAOB Release 2012-004;

The Audit & Security Committee has received the written disclosures and the letter from independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountants' communications with the Audit & Security Committee concerning independence, and has discussed with the independent accountants the independent accountants' independence; and

Based upon the foregoing review and discussions, the Audit & Security Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

In its analysis of the independence of BKD, the Audit & Security Committee considered whether the non-audit related professional services rendered by BKD to the Company were compatible with maintaining the principal accountant's independence.

AUDIT & SECURITY COMMITTEE
Robert L. Shoptaw, Chairman       William E. Clark, II       Edward Drilling
Eugene Hunt       W. Scott McGeorge       Harry L. Ryburn

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This section is a discussion of certain aspects of the Company's compensation program as it pertains to the principal executive officer, the principal financial officer and the three other most highly-compensated executive officers during 2014.  These five persons are referred throughout as the "named executive officers." This discussion focuses on compensation and practices relating to the Company's most recently completed fiscal year and changes to such compensation and practices going forward.

The Company believes that the performance of each of the named executive officers has the potential to impact the profitability of the Company, in both the short-term and long-term.  Therefore, the Company places significant emphasis on the design and administration of its executive compensation program.

Committee

During 2014, the Nominating, Compensation and Corporate Governance Committee (“NCCGC”) of the Board had jurisdiction over executive and other compensation related matters as set forth in its Charter.  For 2015, the Board realigned its committee structure splitting the NCCGC to create two separate committees, the Compensation Committee and the Nominating and Corporate Governance Committee. To provide for a smooth transition for the committee re-alignment, the members of the NCCGC from 2014 were appointed as members of the Compensation Committee for 2015.

Executive Compensation Philosophy

The Company seeks to provide executive compensation packages that are significantly connected to the Company's overall financial performance, the increase in shareholder value, the success of the Company and the performance of the individual executive.  The main principles of this strategy include the following:

•	attract and retain highly efficient and competent executive leadership,
•	encourage a high level of performance from the individual executive,
•	align compensation incentives with the performance of the business unit most directly impacted by the executive's leadership and performance,
•	enhance shareholder value, and
•	improve the overall performance of the Company.

The NCCGC strives to meet these objectives while maintaining market competitive compensation levels and ensuring that the Company makes efficient use of its shares and has predictable expense recognition.

Peer Comparison

In determining the amount of named executive officer compensation each year, the NCCGC reviews competitive market data from the banking industry as a whole and a specific peer group of comparably sized banking organizations.  The committee uses a peer group of banking organizations for comparison in setting executive compensation practices and levels of base salary, incentives and benefits.

Prior to setting the peer group, the NCCGC obtains the recommendation of its compensation consultants on the makeup of its peer group.  Due to its recent growth, the compensation consultant recommended using a peer group consisting of publicly traded banks with assets between $2.5 billion to $7 billion located in the Southeast region of the United States, states in which the Company has banking operations and states contiguous to states in which the Company conducts banking operations for 2014.  The most recent modification of the peer group took into consideration the Company's recent growth.  The NCCGC adopted the peer group as recommended by its compensation consultant.  For 2014, the peer group consisted of 20 banking organizations, the name and ticker symbol for each member of the peer is set forth below:

Ameris Bancorp (ABCB)	BancFirst Corporation (BANF)
BNC Bancorp (BNCN)	Bank of the Ozarks, Inc. (OZRK)
Capital Bank Financial Corp. (CBF)	Capital City Bank Group, Inc. (CCBG)
Community Trust Bancorp, Inc. (CTBI)	Enterprise Financial Services Corp. (EFSC)
Fidelity Southern Corporation (LION)	First Bancorp (FBNC)
First Financial Bankshares, Inc. (FFIN)	First NBC Bank Holding Company (NBCB)
Great Southern Bancorp, Inc. (GSBC)	Home BancShares, Inc. (HOMB)
Pinnacle Financial Partners, Inc. (PNFP)	Renasant Corporation (RNST)
Republic Bancorp, Inc. (RBCAA)	Southside Bancshares, Inc. (SBSI)
State Bank Financial Corporation (STBZ)	ViewPoint Financial Group, Inc. (VPFG)

The NCCGC believes the peer group is indicative of the market in which the Company competed for the employment and retention of executive management during 2014 and yet, such institutions are of similar size and have similar numbers of employees, product offerings and geographic scope.  In recent years, due to the consolidation in the banking industry, there has been a significant reduction in the number of organizations satisfying the peer group criteria.

The executive salary and benefits program are targeted to the peer group median for each compensation category in order to be competitive in the market.  The Company's incentive programs are analyzed with similar programs of the peer group.  The incentive programs are designed for the emphasis of performance based compensation within the Company's specific business operations.

The NCCGC attempts to make compensation decisions consistent with the foregoing objectives and considerations including, in particular, market levels of compensation necessary to attract, retain and motivate the executive officers.  Therefore, the aggregate wealth accumulated or realizable by an executive from past compensation grants is considered but not determinative in setting compensation or making additional grants.

Due to its recent growth, for 2015 the Company has chosen to utilize a peer group of publicly traded regional banks with assets between $4.0 billion to $14.1 billion (approximately one half to twice the Company’s size) located in the states of Alabama, Arkansas, Colorado, Florida, Georgia, Iowa, Illinois, Kansas, Kentucky, Louisiana, Missouri, Mississippi, North Carolina, Nebraska, Oklahoma, South Carolina, Tennessee, and Texas.  This peer group currently is comprised of 20 banking organizations.

Decisions Regarding Composition of Total Direct Compensation

The Company's executive compensation program provides a mix of separate components that seek to align the executives' incentives with increasing shareholder value.  The Company's executive incentive compensation program includes both non-equity and equity incentive compensation.  The Company has established target allocations of non-equity incentive compensation for executive officers.  For the CEO, the NCCGC has set a target allocation of potential non-equity incentive compensation at 50% of salary.  For the executive officers other than the CEO, the committee has set targets for potential non-equity incentive compensation based upon the executive's salary classification ranging from 15% to 45% of salary.  The Company has also established target allocations of equity incentive compensation for executive officers.  For the CEO, the NCCGC has set a target allocation of potential equity incentive compensation at 40% of salary.  For the executive officers other than the CEO, the NCCGC has set targets for potential equity incentive compensation based upon the executive's salary classification ranging from 10% to 35% of salary.  The target for annual grants of equity incentive compensation is for a number of shares equal to the executive's salary times the participation factor divided by the stock price.  If performance goals are achieved at the threshold level, the annual grants for equity incentive compensation to such executives will be 50% of target.  If performance goals are achieved at the target level, the annual grants for equity incentive compensation to such executives will be 100% of target.  If performance goals are achieved at the maximum level, the annual grants for equity incentive compensation to such executives will be 150% of target. The annual grants for equity incentive compensation consist of restricted stock awards and/or stock options as specified by the NCCGC.  The NCCGC has continued its trend of emphasizing grants of restricted stock over stock options. In considering the market conditions since 2008, options which rely solely upon stock appreciation for value were not determined to be as effective an incentive as when market conditions are more stable.

For 2014, the compensation of the named executive officers was allocated as follows:

  •           Base Salaries: ranges from approximately 7% to 48% of total direct compensation.
  •           Non-equity incentives: ranges from approximately 6% to 27% of total direct compensation.
  •           Equity incentives: ranges from approximately 0% to 41% of total direct compensation.

The inclusion of Mr. Hill as a named executive officer for 2014 due to his change in control compensation causes a significant deviation in the above ranges of compensation components. During 2014, approximately 87% of Mr. Hill’s compensation was from the change in control payment he received.  The following shows the allocation of compensation among the named executive officers, excluding Mr. Hill:

  •           Base Salaries: ranges from approximately 36% to 48% of total direct compensation.
  •           Non-equity incentives: ranges from approximately 23% to 27% of total direct compensation.
  •           Equity incentives: ranges from approximately 26% to 41% of total direct compensation.

"Total direct compensation" means annual base salaries plus bonus plus non-equity and equity incentive compensation.  The foregoing percentages are based on the full grant date fair value of annual compensation (calculated in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation).  Please refer to the discussion of Accounting Standards Codification Topic 718, Compensation – Stock Compensation, which precedes the 2014 Summary Compensation Table, below.

The Company emphasizes market practices in the design and administration of its executive compensation program.  The NCCGC's philosophy is that incentive pay should constitute a significant component of total direct compensation.  The executive compensation program has utilized stock options and restricted stock.  Prior to 2009, the NCCGC had chosen to emphasize stock options more than restricted stock in the equity incentive program for the named executive officers. However, in 2008, amid the turmoil in the banking and financial markets, the NCCGC determined that the extreme fluctuations in the market significantly reduced the incentive value of stock options, and shifted its emphasis to restricted stock.  Equity incentive performance measures should promote shareholder return and earnings growth, and the plan design should be based upon a direct connection between performance measures, the participant's ability to influence such measures and the award levels.

The Company’s compensation consultant recommended that the Company include stock options as well as performance awards with the restricted stock grants for 2015 and following years.  The inherent nature of stock options, increasing in value only as the stock price increases, provides incentive compensation to executives only as the price of the Company stock increases. The Compensation Committee has adopted the recommendation of the compensation consultant and has included stock options and performance awards as components of the 2015 incentive compensation program. The options granted in 2015 will be reported in next year's proxy statement with other executive compensation data for 2015.   See Comprehensive Compensation Study and 2015 Revisions below for discussions regarding changes in the 2015 incentive compensation program.

 Corporate and Individual Performance Measures

The Company uses the Executive Incentive Plan, referred to as EIP, to reward both the achievement of corporate performance measures, such as the attainment of corporate financial goals, as well as individual performance measures.

Executive Compensation Program Overview

The four primary components of the executive compensation program are:

●	base salary and annual bonus,
●	non-equity incentives,
●	equity incentives, and
●	benefits.

A brief description of these four components and related programs follows.

1.    Base Salary and Bonus

Base salary is designed to provide competitive levels of compensation to executives based upon their experience, duties and scope of responsibility.  The Company pays base salaries because it provides a basic level of compensation and is necessary to recruit and retain executives.  The Company may use annual base salary adjustments to reflect an individual's performance or changed responsibilities.  Base salary levels are also used as a benchmark for the amount of incentive compensation opportunity provided to an executive.  For example, participation in the EIP is set within a range based upon the executive's salary grade.

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

Historically, the NCCGC has approved bonuses for executive officers for special circumstances but does not generally utilize discretionary bonuses as a significant part of the executive compensation program.  The NCCGC has recently re-examined its position regarding discretionary compensation, including discretionary bonuses.  Recent economic turmoil in the banking industry accentuated the importance of certain factors which may affect the long-term economic and financial health of the Company, but are not subject to quantification and annual performance goals.  In January, 2010, the NCCGC recommended, and the Board approved, discretionary bonuses, in the form of stock grants with immediate vesting to the named executive officers for exemplary service and management of the affairs of the Company during the recent financial crisis and the consummation of the Company's equity offering in late 2009. No discretionary bonuses were awarded to the named executive officers during 2014.

2.    Non-Equity Incentives

The Company uses the EIP as a short-term incentive to encourage achievement of its annual performance goals. The EIP focuses on the achievement of annual financial goals and awards.  The EIP is designed to:

●	support strategic business objectives,
●	promote the attainment of specific financial goals for the Company and the executive,
●	reward achievement of specific performance objectives, and
●	encourage teamwork.

The EIP is designed to provide executives with market competitive compensation based upon their scope of responsibility.  The size of an executive's EIP award is influenced by these factors, market practices, Company performance and individual performance.  The NCCGC generally sets the annual EIP award for an executive to provide an incentive at the market median for expected levels of performance.  All of the named executive officers participate in the EIP.  Awards earned under the EIP are contingent upon employment with the Company through the end of the fiscal year, except for payments made in the event of death, retirement or disability.

The ultimate amount paid to an executive under the EIP is a function of four variables:

●	the executive's target award;
●	the goals set for the Company;
●	the payout amounts established by the NCCGC which correspond to Threshold, Target and Maximum levels of performance; and
●	the NCCGC's determination of the extent to which the goals were met.

The NCCGC sets the performance measures in the first quarter of each year based on management's confidential business plan and budget for the coming year, which typically includes planned revenue growth, cost reductions and profit improvement. The NCCGC also sets threshold, target and maximum performance points.  Maximum performance points reflect ambitious goals which can only be attained when business results are exceptional.  Minimum award or performance points for the earnings per share component are usually set at the prior year's earnings per share, unless a higher threshold is determined to be appropriate due to substandard financial performance in the prior year.

The NCCGC also assesses actual performance relative to pre-set goals and, in doing so, determines the amount of any final award payment.  In determining final awards and in evaluating personal performance, the NCCGC considers adjustments to GAAP net income and other corporate performance measures for unplanned, unusual or non-recurring items of gain or expense.

Each participant in the EIP is allocated a targeted incentive as a percentage of his or her base salary which is payable if the Company's performance satisfies the Target performance points for all components under the EIP and satisfies the qualifying criteria.  The table below shows the targeted benefit for the named executive officers for 2014.

	Targeted Benefit	Targeted Benefit
Executive Name & Title	(% of Base Salary)	($)
George A. Makris, Jr., Chief Executive Officer	50.00%	$251,750
Robert A. Fehlman, Chief Financial Officer	37.50%	$115,686
J. French Hill, Executive Vice President	15.00%	$48,000
David L. Bartlett, President & Chief Banking Officer	45.00%	$170,200
Marty D. Casteel, Executive Vice President	37.50%	$115,040

The NCCGC revised the EIP in 2013 to more closely correspond to the job responsibilities of the EIP Participants.   One new asset quality subcomponent and six new strategic initiatives subcomponents within the asset quality and strategic initiatives components, respectively, were added.  The EIP components and subcomponents which are applicable to a participant and the weighting of those components and subcomponents have been revised to emphasize components and subcomponents that are more closely affected by the participant's job responsibilities.  For the named executive officers, the weighting of the EIP components will vary among the individual officers.  The range of the weighting of the EIP components for the named executive officers participating in the EIP in 2014 is as follows:

Component	Weighting Range
Earnings per Share	25% - 50%
Efficiency Ratio Improvement	25% - 50%
Loan Growth	0% - 20%
Individual Goals	0% - 50%
Discretionary	0% - 25%

The initial criteria set forth for the discretionary component will focus on criteria related to the individual participant's job performance, including job responsibilities related to evaluation, preparation and implementation of FDIC assisted transactions or traditional acquisitions, and planning and assimilation of the recently acquired banking operations and such other criteria as may be determined by the NCCGC.

Generally, each component (other than individual goals) has three performance points that determine the participant's payout for that component, Threshold, Target and Maximum.  No payout is earned for a component if the Company's performance is below the Threshold.  The Company's performance at the Threshold level for a component entitles the participant to 50% of the participant's targeted benefit times the weighting factor for such component. The Company's performance at the Target level for a component entitles the participant to 100% of the participant's targeted benefit times the weighting factor for such component.  The Company's performance at the Maximum level entitles the participant to 200% of the participant's targeted benefit times the weighting factor for such component.  Performance in excess of the Maximum does not entitle the participant to a benefit in excess of the maximum benefit times the weighting of that component.  If the performance with respect to any component is in excess of the Threshold but less than the Maximum, then the participant's entitlement is an interpolated percentage computed based upon the Company's actual performance in proportion to the closest performance points for that component.

The individual goals component consists of one or more specific goals or tasks that the NCCGC has assigned to the participant. Each specific task is allocated a stated percentage of the participant's targeted benefit.  At the end of each year, the NCCGC determines whether the participant has accomplished each specific task assigned.  If the participant has accomplished the specific task then the participant will receive the percentage of his or her targeted benefit allocated to the specific task.  If the participant has not accomplished the specific task then the participant will not receive the portion of his or her targeted benefit allocated to the specific task. There is no proration for partial performance or superior performance on the individual goals component.

The discretionary component, when applicable, is an additional amount of incentive compensation over and above the participant’s targeted EIP benefit that the NCCGC may grant at its discretion based upon criteria the NCCGC has identified as significant considering the Company's business plan and implementation strategies.  Any such criteria may be applicable to one or more participants and different participant may be subject to separate criteria.  The NCCG will assess the performance of each participant under the applicable criteria and determine the percentage of such participant’s targeted EIP benefit, if any, was earned under the applicable criteria.  The aggregate benefit that may be paid under the discretionary component shall not exceed 25% of the participant’s targeted EIP benefit.

The earnings per share component is based upon the Company's earnings per share adjusted to exclude the tax adjusted EIP expense and any non-recurring expenses. This component is allocated between 25-50% of the participant's targeted EIP benefit.  The Threshold for the earnings per share component is the prior year's earnings per share, as so adjusted, $2.25 for 2014.  The Target and Maximum for 2014 were set at $2.40 and $2.64, respectively, or 107% and 117%, respectively, of the 2014 Threshold.  The actual adjusted earnings per share for 2014 were $2.38.  The 2014 results for this component exceeded the Threshold but did not reach the Target for 2014.  The prorated formula for performance in excess of the Threshold but less than Target provided a benefit from the earnings per share growth component of 93% of the allocated target benefit.  A more detailed discussion on EIP qualifying and limitation criteria is set forth below.

The efficiency ratio improvement component is based upon the improvement of the Company’s core efficiency ratio. Core Efficiency Ratio means non-interest expense (excluding non-recurring items, foreclosed property expense, amortization of intangibles and goodwill impairments) divided by the sum of net interest income plus non-interest revenues (excluding gains from securities and non-recurring items. This component is allocated between 25-50% of the participant's targeted EIP benefit.  The NCCGC establishes a Threshold, Target and Maximum for the efficiency ratio of the Company.  The Threshold is the prior year's actual performance, 70%.  The Target and Maximum were set at 68% and 65%, respectively, or 97% and 93% of the 2014 Threshold.  The actual efficiency ratio for 2014 was 66.7%.  The 2014 results for this component exceeded the Target but did not reach the Maximum for 2014.  The prorated formula for performance in excess of the Target but less than Maximum provided a benefit from the efficiency ratio improvement component of 143% of the allocated target benefit.

The loan growth measure is based upon the average balance of outstanding loans (excluding student loans and acquired loans) of the Company during 2014 as compared to the balance of outstanding loans (excluding student loans and acquired loans) of the Company on December 31, 2013.  This component is allocated between 0 - 20% of the participant's targeted EIP benefit.  The outstanding loan balance at December 31, 2013 was $1,713,369,000. The Threshold required 4.6% growth in the average loan balance during 2014 or, an increase in the average loan balance to $1,791,917,000, the Target required 9% growth or an increase to $1,867,913,000 and the Maximum was set at 24.3% growth or an increase to $2,129,369,000.  The average outstanding loan balance during 2014 was $1,824,643,000.  The 2014 results satisfied the Threshold but did not satisfy the Target, each participant whose incentive compensation includes the loan growth component is entitled to 72% of the percentage of his Target EIP benefit allocated to this component.

The individual goals component is based upon specific individual goals set for certain of the named executives by the NCCGC. These goals are directly related to the duties and functions being performed by the executive. Messrs. Makris, Fehlman, Bartlett and Casteel each had individual goals which were allocated 30%, 50%, 30% and 30%, respectively, of such executive’s participant's targeted EIP benefit.  All specific goals assigned to Messrs. Makris, Fehlman, Bartlett and Casteel were satisfactorily accomplished in 2014.

The discretionary component is an additional incentive compensation amount of up to 25% of the participant’s targeted EIP benefit determined by the NCCGC based upon criteria the NCCGC has identified as significant considering the Company's business plan and implementation strategies.  The specified criteria or the relative weighting of the criteria may change from time to time.  For 2014, the NCCGC set the criteria as the successful negotiation and implementation of the recent acquisitions by the Company. The NCCGC determined that the performance of the named executive officers within the performance criteria was substantially at or above the expectations and awarded Messrs. Makris, Fehlman, Bartlett and Casteel with a discretionary component of the EIP in an amount equal to 25% of each such participant’s targeted EIP benefit.

In addition to the performance based components discussed above, the EIP has several qualifying criteria that must be satisfied annually in order for any participant to qualify for benefits under the EIP. The failure to satisfy any one of the qualifying criteria will prevent the participant from earning any EIP benefit to which he or she would have been entitled based upon the EIP components discussed above.  The first two qualifying criteria are the Company's return on tangible assets must exceed 0.50% and the Company's non-performing assets must be less than 2.50% of total assets.  The third and fourth qualifying criteria are based upon ratings granted pursuant to confidential regulatory examinations.  The fifth qualifying criterion requires the participant to have a satisfactory individual performance rating. Further, the benefit payable under the earnings per share component is limited to the Target benefit unless the Company has a return on tangible assets in excess of 1.00%.

In summary, the NCCGC determined that for 2014 the Company did satisfy the qualifying criteria, the corporate core earnings per share component, the corporate core efficiency ratio component, the loan growth component and the criteria established for the discretionary component.  The EIP payments to the participating named executive officers for 2014 were within a range from 118% to 134% of the Target EIP award amounts. The following table sets forth a summary of the EIP payments and their components.

		Weighting	Targeted	Performance	Incentive	Incentive
		Factor	Incentive	Level	Earned	Earned
Name	Component	(%)	($)	(%)	(%)	($)
George A. Makris, Jr.	Core EPS	25%	$62,938	93%	23.25%	$58,532
	Core Efficiency Ratio	25%	62,938	143%	35.75%	90,001
	Loan Growth	20%	50,350	72%	14.40%	36,252
	Individual Goals	30%	75,525	100%	30.00%	75,525
	Targeted EIP	100%	$251,750		103.40%	$260,310
	Discretionary				25.00%	62,938
	Total EIP Benefit				128.40%	$323,248

Robert A. Fehlman	Core EPS	25%	$28,922	93%	23.25%	$26,897
	Core Efficiency	25%	28,922	143%	35.75%	41,358
	Individual Goals	50%	57,843	100%	50.00%	57,843
	Targeted EIP	100%	$115,687		109.00%	$126,208
	Discretionary				25.00%	28,922
	Total EIP Benefit				134.00%	$155,020

J. French Hill	Core EPS	50%	$24,000	93%	46.50%	$22,320
	Core Efficiency Ratio	50%	24,000	143%	71.50%	34,320
	Targeted EIP	100%	$48,000		118.00%	$56,640
	Discretionary				0.00%	0
	Total EIP Benefit				118.00%	$56,640

David L. Bartlett	Core EPS	25%	$42,550	93%	23.25%	$39,572
	Core Efficiency Ratio	25%	42,550	143%	35.75%	60,847
	Loan Growth	20%	34,040	72%	14.40%	24,509
	Individual Goals	30%	51,060	100%	30.00%	51,060
	Targeted EIP	100%	$170,200		103.40%	$175,988
	Discretionary				25.00%	42,550
	Total EIP Benefit				128.40%	$218,538

Marty D. Casteel	Core EPS	25%	$28,760	93%	23.25%	$26,747
	Core Efficiency Ratio	25%	28,760	143%	35.75%	41,127
	Loan Growth	20%	23,008	72%	14.40%	16,566
	Individual Goals	30%	34,512	100%	30.00%	34,512
	Targeted EIP	100%	$115,040		103.40%	$118.95
	Discretionary				25.00%	28,760
	Total EIP Benefit				128.40%	$147,712

3.    Equity Incentives

Historically, the Company has made stock option and restricted stock awards to executives of the Company and its subsidiary banks.  These awards are generally granted once a year, although in special circumstances additional grants may be made.  These awards are used to create a common economic interest among executives and shareholders and to recruit and retain qualified executives.  The Company's stock options generally have an exercise price equal to the closing price of the Company's stock on the day prior to the date of grant, a ten year term and vest in equal installments over five years after the date of grant.  The Company's restricted stock grants generally do not require any payment from the participant and vest in equal installments over five years after the date of grant, although vesting may be over a shorter period where the participant is nearing retirement. On several occasions in the past, the NCCGC has chosen to grant non-qualified stock options when under the specific circumstances the desired grants would not qualify as incentive stock options or the NCCGC determined that stock appreciation rights should be granted with the options.  Prior to 2009, the NCCGC had generally utilized incentive stock options for most executives. But due to changes in the accounting rules regarding stock-based compensation and the turmoil in the banking industry during the Great Recession, the Company decided in 2009 to de-emphasize stock options and increase the use of restricted stock in making future grants.  The restricted stock granted in 2014, the outstanding option grants and unvested restricted stock grants from prior years are reflected in the tables below.

During 2014, the restricted stock grants were made under the Simmons First National Corporation Executive Stock Incentive Plan - 2010, which is administered by the NCCGC.  Under this plan, the Company is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock.  No stock options or stock appreciation rights were granted in 2014.

The level of equity incentive compensation that an executive will receive is a function of four variables:

●	the executive's level of participation;
●	the goals set for the Company;
●	the payout amounts established by the NCCGC which correspond to Threshold, Target and Maximum levels of performance; and
●	the NCCGC's determination of the extent to which the goals were met.

Based upon the recommendation of the Company's compensation consultant, the NCCGC began utilizing performance based restricted stock grants in 2009.  The performance grants are based upon the Company's prior year's performance, hence the 2014 grants were based upon the Company's performance during 2013.  In February, 2013, and February, 2014, the NCCGC established a target payout for equity incentives for the participants in the Company's Executive Stock Incentive Plan - 2010, including the named executive officers for grants to be made in the 2014 and 2015, respectively.  The table below sets forth the targeted restricted stock incentive for the named executive officers for 2014 and 2015.

	2014	2014	2015	2015
	Targeted	Targeted	Targeted	Targeted
	Equity	Equity	Equity	Equity
	Incentive	Incentive	Incentive	Incentive
Executive Name & Title	(% of Salary)	($)	(% of Salary)	($)
George A. Makris, Jr., CEO	40%	$161,286	45%	$201,400
Robert A. Fehlman, CFO	30%	90,291	30%	92,549
J. French Hill, CEO-Elect	0%	0	0%	0
David L. Bartlett, President & CBO	35%	129,465	35%	132,378
Marty D. Casteel, EVP	30%	88,920	30%	92,032

For grants made in 2014, the NCCGC based the performance grants upon three components of the Company's financial performance during 2013, return on tangible assets, revenue growth and non-performing assets plus a fourth discretionary component For grants to be made in 2015, the NCCGC based the performance grants upon three components of the Company's financial performance during 2014, return on tangible assets, revenue growth and non-performing assets plus a fourth discretionary component. The components are weighted to emphasize the current strategic focus of the Company.  The NCCGC sets Threshold, Target and Maximum performance levels for each component which if satisfied will entitle the participant to 50%, 100% and 150%, respectively, of the participant's targeted benefit attributable to that component. For 2014, each participant is entitled to 25% of the Participant's target benefit, regardless of whether the Company satisfies any performance point for any of the components.  The Company's performance at the Threshold level for a component entitles the participant to 50% of the Participant's target benefit times the weighting factor for such component.   The Company's performance at the Target level for a component entitles the participant to 100% of the Participant's target benefit times the weighting factor for such component.  The Company's performance at the Maximum level entitles the participant to 150% of the Participant's target benefit times the weighting factor for such component.  Performance in excess of the Maximum does not entitle the participant to a benefit in excess of the maximum target benefit times the weighting of that component. The participant's individual performance will govern the Discretionary component utilizing the same Threshold (50%), Target (100%) and Maximum (150%) performance points.   If the performance with respect to any component is in excess of the Threshold and less than the Maximum, then the participant's entitlement is a prorated percentage computed based upon the Company's actual performance in proportion to the closest performance points for that component.

The performance points for the 2014 grants were set based upon the two year average, e.g., 2013 and 2012, of the selected financial components of the peer group.  For the return on tangible assets component, the Threshold, Target and Maximum benefit levels were set at the 50th percentile, 75th percentile and 90th percentile, respectively, of the peer group for return on assets. Since the return on tangible assets is not as widely reported or as readily available for the peer group, the NCCGC has determined that the use of return on assets from the peer group is an appropriate performance criterion for testing the Company's return on tangible assets.  For the revenue growth and non-performing assets components, the Threshold, Target and Maximum benefit levels were set at the 25th percentile, 50th percentile and 75th percentile, respectively, of the peer group for the specified component.  The NCCGC will look at the individual participant's performance in the following areas for considering the discretionary component: managing capital, mergers and acquisition (FDIC assisted and traditional), managing liquidity, total return to shareholders through stock price appreciation and dividends and other factors determined by the NCCGC.  The NCCGC will determine which of the foregoing factors are applicable to an individual participant based upon his or her duties and evaluate each participant's performance within the applicable criteria

The performance points for the 2015 grants were set based upon the two year average, e.g., 2014 and 2013, of the selected financial components of the peer group.  For the return on tangible assets component, the Threshold, Target and Maximum benefit levels were set at the 33rd percentile, 50th percentile and 75th percentile, respectively, of the peer group for return on assets. Since the return on tangible assets is not as widely reported or as readily available for the peer group, the NCCGC has determined that the use of return on assets from the peer group is an appropriate performance criterion for testing the Company's return on tangible assets.  For the revenue growth and non-performing assets components, the Threshold, Target and Maximum benefit levels were set at the 25th percentile, 50th percentile and 75th percentile, respectively, of the peer group for the specified component.  The NCCGC will look at the individual participant's performance in the following areas for considering the discretionary component: managing capital, mergers and acquisition (FDIC assisted and traditional), managing liquidity, total return to shareholders through stock price appreciation and dividends and other factors determined by the NCCGC.  The NCCGC will determine which of the foregoing factors are applicable to an individual participant based upon his or her duties and evaluate each participant's performance within the applicable criteria

The performance points and actual performance on the components for the equity incentives for the years 2013 and 2014, which affect restricted stock grants in 2014 and 2015, respectively, are set forth in the table below.

Equity Incentives
		Performance	Grant	Threshold	Target	Maximum
Component	Weight	Year	Year	(50%)	(100%)	(150%)	Actual

Return on Tangible Assets	25%	2013	2014	0.83%	1.19%	1.61%	0.79%
Core Revenue Growth	25%	2013	2014	1.96%	7.07%	13.24%	7.73%
Legacy Non-Performing Assets	25%	2013	2014	3.26%	2.01%	1.10%	0.61%
Discretionary	25%	2013	2014	*	*	*	*

Return on Tangible Assets	25%	2014	2015	0.89%	1.05%	1.28%	0.88%
Core Revenue Growth	25%	2014	2015	1.62%	7.53%	18.52%	19.60%
Legacy Non-Performing Assets	25%	2014	2015	1.41%	0.64%	0.53%	0.60%
Discretionary	25%	2014	2015	*	*	*	*

___________________
 * Based upon individual participant performance criteria

The performance of the Company during 2013 satisfied at least the threshold for the revenue growth and non-performing assets components, producing a benefit entitlement of 26% of the targeted benefit for the revenue growth  component,  and 38% of the targeted benefit for the non-performing assets component.  Based upon the Company's performance in 2013, the participants were entitled to restricted stock in the 2014 grants in an amount equal to the sum of 64% of each participant's target benefit based upon the Company's performance factors, plus the amount, if any, of the Discretionary component to which the NCCGC determined each participant earned.

The performance of the Company during 2014 exceeded the target for the legacy non-performing assets component, and exceeded the maximum for the core revenue growth component, producing a benefit entitlement of 34% of the targeted benefit for the legacy non-performing assets component and 37.5% of the targeted benefit for the core revenue growth component.  The Company’s performance in 2014 did not satisfy the threshold from the return on tangible assets component.   Based upon the Company's performance in 2014, the participants were entitled to restricted stock in the 2015 grants in an amount equal to the sum of 71.5% of each participant's target benefit based upon the Company's performance factors, plus the amount, if any, of the Discretionary component to which the NCCGC determined each participant earned.

The equity incentive benefit to which a participant is entitled is granted in February of the following calendar year, by the granting of a number of restricted shares of SFNC stock equal to the amount of the earned equity incentive divided by the closing price of SFNC stock on the day prior to the grant.  Historically, the restricted shares so granted vest 20% per year at the end of each of the next five years, although the vesting may be over a shorter period where the participant is nearing retirement. However, to prepare for the transition to the long term incentive plan equity, which is discussed below, the restricted stock awards granted in 2015 vested immediately. The awards granted in 2015 will be reported in next year's proxy statement with other executive compensation data for 2015.

In addition to the performance based restricted stock grants, the NCCGC periodically utilizes time-vested restricted stock grants in connection with hiring or promoting executives within the Company.  During 2014, thirty one executives who either joined the Company or who accepted increased job responsibilities due the acquisition received time-vested restricted stock grants.

In 2014, the Company adopted the Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan, which is referred to as the CEO-LTIP.  The CEO-LTIP is intended to provide incentive compensation to the CEO for the accomplishment of multi-year financial goals of the Company.  The financial goal specified in the plan is the growth of diluted core earnings per share over a three year period ("Performance Period").  The diluted Core earnings per share for 2013 were $1.69.

The Award under the CEO-LTIP consists of performance-based restricted stock and cash.  For the stock component, the Company has allocated up to 27,106 shares of SFNC stock under the SFNC Executive Equity Incentive Plan - 2010 to the CEO as a restricted stock grant under the CEO-LTIP. For the cash component, the Company will pay to the CEO a cash bonus ("Cash Dividend Adjustment") in an amount equal to the dividends that would have been paid during the Performance Period on the SFNC shares in the restricted stock grant which vest to the CEO.

The CEO’s entitlement to the Award under the CEO-LTIP can occur at three possible levels: Threshold, Target and Maximum.  The Threshold performance point requires the Company's diluted core earnings per share for 2016 to equal or exceed $2.90.  The Target performance point requires the Company's diluted core earnings per share for 2016 to equal or exceed $3.16.  The Maximum performance point requires the Company's diluted core earnings per share for 2016 to equal or exceed $3.43.

If the Company's performance meets the Threshold performance point level for the Performance Period, then the CEO will receive the Threshold award (6,777 shares plus the Cash Dividend Adjustment).  If Target level is attained, the CEO will receive the Target award (13,553 shares plus the Cash Dividend Adjustment).  If Maximum level is attained, the CEO will receive the Maximum award (27,106 shares plus the Cash Dividend Adjustment). If the performance is in excess of the Threshold and less than the Maximum, then the CEO's entitlement is an interpolated percentage computed based upon the Company's actual performance in proportion to the closest performance points. If the diluted core earnings per share for 2016 is below the Threshold ($2.90), none of the shares will be granted and no stock or dividend equivalent payments will be made under the CEO-LTIP. No additional benefit will be received by the CEO under the CEO-LTIP for performance above the Maximum performance point ($3.43).

The certificates evidencing the performance-based restricted stock earned by the CEO will be delivered and payment of the Cash Dividend Adjustment will be made by March 15, 2017.

Please refer to the section below, "Other Guidelines and Procedures Affecting Executive Compensation" for additional information regarding the Company's practices when granting stock options and restricted stock.

4.    Benefits

A.    Profit Sharing and Employee Stock Ownership Plan

The Company offers a combination profit sharing and employee stock ownership plan.  This plan is open to substantially all of the employees of the Company including the named executive officers.  The plan and the contributions to the plan provide for retirement benefits to employees and allow the employees of the Company to participate in the ownership of stock in the Company.

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

B.    401(k) Plan

The Company offers a qualified 401(k) Plan in which it makes matching contributions to encourage employees to save money for their retirement.  This plan, and the contributions to it, enhance the range of benefits offered to executives and enhance the Company's ability to attract and retain employees.  Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 25% of the first 6% of compensation for a total match of 1.5% of eligible pay for each participant who defers 6% or more of his or her eligible pay.

C.    Perquisites and Other Benefits

Perquisites and other benefits represent a small part of the overall compensation package, and are offered only after consideration of business need.  The NCCGC annually reviews the perquisites and other personal benefits that are provided to senior management.  The primary perquisites are automobile allowances, personal use of company automobiles, club memberships and certain relocation and moving expenses.  The NCCGC believes that allowing the reasonable personal use of a company owned automobile provided for an executive is incidental to the performance of his or her duties and causes minimal additional cost to the Company.  Likewise, the granting of an automobile allowance to an executive provides a means of transportation for the executive in performing his executive duties and benefits the Company.  The Company sponsors the membership in golf or social clubs for certain officers, including the named executive officers, who have responsibility for the entertainment of clients and prospective clients.

D.    Post-Termination Compensation

Deferred Compensation Arrangements  In 2014, the Company maintained four non-qualified deferred compensation arrangements designed to provide supplemental retirement pay from the Company to certain of the named executive officers.  The Deferred Compensation Agreements for Messrs. Makris, Fehlman, and Casteel and the Executive Salary Continuation Agreement for Mr. Bartlett are non-qualified defined benefit type plans. The Company bears the entire cost of benefits under these plans.

The plan for Mr. Bartlett was assumed in the merger with Alliance Bancorporation, Inc. in 2004.  This plan is frozen and of the named executive officers, only Mr. Bartlett has a benefit payable from this plan.  His benefit is fully vested and based on his service prior to 2004.

The Company provides retirement benefits in order to attract and retain executives.  The amounts payable to the participants under these plans are determined by each plan's benefit formula, which is described in the section below "Pension Benefits Table."

Change in Control Agreements  The Company has entered into Change in Control Agreements ("CIC Agreements") with members of senior management of the Company and its subsidiaries, including each of the named executive officers, except Mr. Hill.  Except for these CIC Agreements, and a general severance policy, none of the named executive officers has an employment agreement which requires the Company to pay their salary for any period of time.  The Company entered into the CIC Agreements because the banking industry has been consolidating for a number of years and it does not want its executives distracted by a rumored or actual change in control.  Further, if a change in control should occur, the Company wants its executives to be focused on the business of the organization and the interests of shareholders.  In addition, it is important that the executives can react neutrally to a potential change in control and not be influenced by personal financial concerns.  The Company believes the CIC Agreements are consistent with market practice and assist the Company in retaining its executive talent.  The level of benefits for the named executive officers ranges from one to two times certain elements of their compensation which the NCCGC believes is competitive with the banking industry as a whole and specifically with the designated peer group.

Upon a change in control, followed by a termination of the executive's employment by the Company without "Cause" or by the executive after a "Trigger Event," the CIC Agreements require the Company to pay or provide the following to the executive:

●
a lump sum payment equal to one or two times the sum of the executive's base salary (the highest amount in effect anytime during the twelve months preceding the executive's termination date) and the executive's incentive compensation (calculated as the higher of the target EIP for the year of termination or the average of the executive's last two years of actual EIP awards);

●	up to three years of additional coverage under the Company's health, dental, life and long-term disability plans; and

●
a payment to reimburse the executive, in the case of Messrs. Fehlman, Bartlett and Casteel, for any excise taxes on severance benefits that are considered excess parachute payments under Sections 280G and 4999 of the Internal Revenue Code plus income and employment taxes on such tax gross up as well as interest and penalties imposed by the IRS.

In addition, upon a change in control, all outstanding stock options vest immediately and all restrictions on restricted stock lapse.  Further, upon a change in control, the requirement under the deferred compensation plans for Messrs. Fehlman, Makris and Casteel that the participant remain employed until age 65 (age 67 in the case of Mr. Casteel) is deleted and the benefit is immediately vested.  A change in control does not affect Mr. Bartlett's benefit under the Bartlett Plan, since he is currently fully vested.

The Company believes that CIC Agreements should encourage retention of the executives during the negotiation and following a change in control transaction, compensate executives who are displaced by a change in control and not serve as an incentive to increase an executive's personal wealth.  Therefore, the CIC Agreements require that there be both a change in control and an involuntary termination without "Cause" or a voluntary termination within six months after a "Trigger Event" which is often referred to as a "double-trigger." The double-trigger ensures that the Company will become obligated to make payments under the CIC Agreements only if the executive is actually or constructively discharged as a result of the change in control

After a review of the existing CIC Agreements during 2011, the NCCGC adopted a policy not to approve any new CIC Agreements containing a single trigger or a tax gross-up feature or any amendments to existing CIC Agreements to implement a single trigger or tax gross-up feature.  The NCCGC reviews the general elements and salary structure of the Company's compensation plan annually and makes adjustments to ensure that it is consistent with its compensation philosophies, Company and personal performance, current market practices, assigned duties and responsibilities and inflation.

Pursuant to the terms of the employment agreement between Delta Trust & Banking Corporation (“DTBC”) and J. French Hill in effect when the Company acquired DTBC, in the event of a change in control and the termination of Mr. Hill’s employment, he was entitled to receive an amount equal to two and one half (2 1/2) times Mr. Hill’s highest amount of compensation, including salary and bonus, in any calendar year prior to the date of the change in control.  The sum payable to Mr. Hill was subject to reduction so as not to exceed the excess parachute amount computed for Mr. Hill pursuant to Section 280G of the Internal Revenue Code.  Following his election to the United States House of Representatives in November, 2014, Mr. Hill resigned from employment on December 31, 2014.  Upon his resignation, the Company satisfied the employment agreement obligation to Mr. Hill through the payment of $885,300 in change in control compensation.

Executive Retention Programs

The Company adopted the Simmons First National Corporation Executive Retention Program on January 25, 2010.  The program was designed to assist the Company in retaining its existing executive management during and immediately following the executive transition in connection with the retirement of J. Thomas May as Chairman and Chief Executive Officer of the Company, on December 31, 2013.  The participants in the program are David L. Bartlett, Robert A. Fehlman and Marty D. Casteel.  The program consists of cash payments ($175,000 for Mr. Bartlett and $125,000 for Messrs. Fehlman and Casteel) and restricted stock grants (6,515 shares for Mr. Bartlett and 4,655 shares for Messrs. Fehlman and Casteel) under the Company's existing executive equity incentive plans.  The program requires the participants to remain in the employ of the Company until the specified vesting date, subject to the earlier vesting due to death, disability, change in control of the Company or involuntary termination of employment without cause.   The restricted stock grants under the program were made on January 25, 2010, and will vest on December 31, 2015.  The cash payments will vest on December 31, 2015 and be payable in January, 2016.

The Company adopted the Simmons First National Corporation Executive Retention Program – 2012 on November 26, 2012. The 2012 program consisted of cash payments ($125,000 for Mr. Bartlett and $25,000 for Messrs. Fehlman and Casteel) and restricted stock grants (4,929 shares for Mr. Bartlett and 986 shares for Messrs. Fehlman and Casteel) under the Company's existing executive equity incentive plans.  The 2012 program requires the participants to remain in the employ of the Company until the specified vesting dates, subject to the earlier vesting due to death, disability, change in control of the Company or involuntary termination of employment without cause. The restricted stock grants under the program were made on January 2, 2013, and will vest in two equal installments on December 31, 2016 and December 31, 2017.  The cash payments will vest in two equal installments on December 31, 2016 and December 31, 2017 and will be payable in January, 2017 and January, 2018, respectively.

Other Guidelines and Procedures Affecting Executive Compensation

Stock-Based Compensation Procedures Regarding NCCGC and Board Approval  The Board of Directors approves all grants of stock-based compensation to the executives.  Any proposed grants to the CEO are originated and approved by the NCCGC and then submitted to the Board of Directors for approval.  Grants to the CEO may or may not occur simultaneously with grants to other executives.  Prospective grants of stock-based compensation to other executives are proposed to the NCCGC by the CEO.  The NCCGC considers, modifies, if necessary, and acts upon the proposed grants.  If approved, the proposed grants are then submitted to the Board of Directors for consideration and approval.

Stock-Based Compensation Procedures Regarding Timing and Pricing of Awards  The Company's policy is to make grants of stock options only at current market prices.  The exercise price of stock options is set at the closing stock price on the day prior to the date of grant.  The Company has elected to use the prior day's closing price to provide certainty in the designation of the option price upon the date the Board approves the grant.  The Company does not grant "in-the-money" options or options with exercise prices below market value on the day prior to date of grant.  The Company's general policy is to consider grants at scheduled meetings of the NCCGC and refer recommended grants to the Board of Directors for approval, and such grants are either effective on the Board approval date or a specified future date. Beginning in 2009 with adoption of performance based grants, based upon the Company's results for the prior year under specified performance measures, the NCCGC has recommended and the Board has approved such grants in February. The Company may make grants at other times throughout the year, upon due approval of the NCCGC and the Board, in connection with grants to the CEO or to other executives in exceptional circumstances, such as the hiring, promotion or retention of an executive officer or in connection with an acquisition transaction.

The Company attempts to schedule restricted stock award and stock option grants at times when the market is not influenced by scheduled releases of information.  The Company does not time or plan the release of material, non-public information for the purpose of affecting the value of executive compensation.

Prior to 2009, the Company had generally issued grants at its May meeting because it was the first meeting of the Board of Directors after the annual meeting of shareholders at which the stock compensation plans were approved.  With the introduction of performance based grants in 2009, the Company moved the date of the grants to the first quarter of the year.   Since the performance grants are based upon a formula related to the prior year's performance, the determination of the amount of the proposed grants can be completed when the financial results for the prior year are completed.  The Company has determined that the approval and issuance of the grants for the current year based upon last year's performance should be addressed in the first quarter, during the period when the performance goals for the current year are being set.  The grants are made at a time when the Company's financial results have already become public, and there is little potential for abuse of material, non-public information in connection with restricted stock or option grants.  The influence of the Company's disclosures of non-public information on the exercise price of these stock-based incentives is minimized by utilizing NCCGC and/or Board meeting dates as grant dates. The Company follows the same procedures regarding the timing of routine grants to its executive officers as it does for all other participants.

Role of Executive Officers in Determining Executive Compensation  The NCCGC oversees the administration of executive compensation plans, including the design, performance measures and award opportunities for the executive incentive programs, and certain employee benefits, subject to final action by the Board of Directors in certain cases.  The Board of Directors, upon approval and recommendation from the NCCGC, determines and approves all compensation and awards to the CEO and other executives.  The NCCGC reviews the performance and compensation of the CEO.  The CEO, with the assistance of the associates in the Company's Human Resources Group, reviews the performance and compensation of the other executive officers, including the other named executive officers, and reports any significant issues or deficiencies to the NCCGC.  The CEO and the Human Resources Group, at least annually, review the unified compensation classification program of the Company which sets the compensation of all salaried employees of the Company and its affiliates and reports the results of that review to the NCCGC.  The Company's compensation program is based in part on market data provided by the compensation consultant.  Executive officers do not otherwise determine or make recommendations on the amount or form of executive or director compensation.

Adjustments to Incentive Compensation as a Result of Financial Inaccuracies   The NCCGC's policy is to recover improper amounts related to past awards in the event material inaccuracies are found in the Company's financial results.  Under the clawback provisions in the cash incentive plans, the NCCGC will seek recovery of any sums improperly paid as a bonus or incentive payments made to an executive on the basis of having met or exceeded performance targets during a period in which material inaccuracies of financial results are discovered.

Share Ownership Guidelines  The Company encourages directors and executive officers to be shareholders.  The Company believes that share ownership by directors and executives is a contributing factor to enhanced long-term corporate performance.  Although the directors and executive officers already have an equity stake in the Company (as reflected in the beneficial ownership information contained in this Proxy Statement), the Company has adopted share ownership policies for directors and for officers that participate in the Company's equity compensation plans.

Members of the Board of Directors are required to own at least 1,500 shares of the Company's common stock.  Directors are not required to purchase shares to reach this guideline but are restricted from liquidating shares received as stock options or restricted stock until the ownership guideline is satisfied.  After satisfaction of the ownership guideline, a director may not liquidate shares received pursuant to a stock option or restricted stock grant until three (3) years after the grant date.

Prior to 2015, executive officers of the Company that participate in the Company's equity compensation plans were subject to minimum stock ownership requirements.  The CEO is required to own 7,500 shares of the Company's common stock, the other named executive officers are required to own 1,000 shares and all other officers participating in the equity compensation plans are required to own 500 shares. The officers are not required to purchase shares to reach this guideline but are restricted from liquidating shares received as stock options or restricted stock until the ownership guideline is satisfied.  After satisfaction of the ownership guideline, an officer may not liquidate shares received pursuant to a stock option or restricted stock grant until three (3) years after the grant date.

For 2015, the Company revised the minimum stock ownership requirements for executive officers to apply those officers designated as an Executive Vice President or above.    The minimum stock ownership requirement for the Chief Executive Officer is the number of shares which equals five times his or her salary, while the requirement for all other covered officers is the number of shares that equals three times their salary.  Compliance will be tested annually based upon the officer’s salary as of April1 of such year and the average closing price of SFNC during the first quarter of such year. Officers will be given five years to comply with the stock ownership requirement.

Tax Considerations

It has been and continues to be the NCCGC's intent that all non-equity incentive payments be deductible unless maintaining such deductibility would undermine the Company's ability to meet its primary compensation objectives or would otherwise not be in the Company's best interest.  The Company also regularly analyzes the tax effects of various forms of compensation and the potential for excise taxes to be imposed on the executive officers which might have the effect of frustrating the goals of such compensation.  The following provisions of the Internal Revenue Code of 1986 ("Code") have been considered.

Section 162(m)  Section 162(m) of the Code, as amended, provides that compensation in excess of $1 million paid for any year to a corporation's chief executive officer and the four other highest paid executive officers at the end of such year will not be deductible for federal income tax purposes unless: (1) the compensation qualifies as "performance-based compensation," and  (2) the company advised its shareholders of, and the shareholders have approved, the material terms of the performance goals under which such compensation is paid.

Sections 280G and 4999  The Company provides the named executive officers with change in control agreements.  Certain of the change in control agreements provide for tax protection in the form of a gross up payment to reimburse the executive for any excise tax under Code Section 4999 as well as any additional income and employment taxes resulting from such reimbursement.  Code Section 4999 imposes a 20% non-deductible excise tax on the recipient of an "excess parachute payment" and Code Section 280G disallows the tax deduction to the payor of any amount of an excess parachute payment that is contingent on a change in control.  A payment as a result of a change in control must exceed three times the executive's base amount in order to be considered an excess parachute payment, and then the excise tax is imposed on the parachute payments that exceed the executive's base amount.  The intent of the tax gross-up is to provide a benefit without a tax penalty to the executives who are displaced in the event of a change in control.  The Company believes the provision of tax protection for excess parachute payments for certain of its executive officers is consistent with the historic market practice within the banking industry, is a valuable incentive in retaining executives and is consistent with the objectives of the Company's overall executive compensation program.

 Section 409A  Amounts deferred under the non-qualified deferred compensation programs after December 31, 2004 are subject to Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts and the ability to change the form and timing of payments initially established.  Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20% penalty and an interest penalty.  The Company has made amendments to its compensation plans to comply with Section 409A and continues to operate the plans in good faith compliance with Section 409A and the regulations thereunder.

Comprehensive Compensation Study and 2015 Revisions

During 2014, the Company combined all of its subsidiary banks into Simmons First National Bank and agreed to acquire two banking organizations located in Tennessee and Missouri. With the reorganization of the internal banking operations and the significant increase in size of the Company due to the pending acquisitions, the NCCGC and management desired to analyze the Company’s compensation practices in comparison to a peer group based upon its new organizational structure and increased size. The Company engaged Hay Group during 2014 to conduct a comprehensive study of the compensation practices of the Company.

The Compensation study separately addressed executive management (64 positions) and the remainder of the Company’s workforce (over 1200 positions). This discussion will focus on the study findings related to executive management.  The Study compared base salary, incentive compensation, target total cash compensation, long term incentive compensation and total direct compensation of the Company to the general market (diverse group of industries) and to the financial market (banking, insurance and other financial organizations).  The study results showed that for each of the compensation types set forth above that the Company was significantly below the 50th percentile of both the general market group and the financial market group, with the total targeted cash compensation and total direct compensation for the Company falling at the 25th percentile.  In response to the study the Chief Executive Officer recommended to the NCCGC that the Company needed to take steps to move the total direct compensation of the Company’s executive management and overall workforce toward the median total direct compensation for comparable positions in the peer group as the measurable financial and economic performance of the Company moves up toward the median for the peer group. While a specific schedule was not addressed, the transition toward median salaries within the peer group is expected to occur over a multi- year period.

The NCCGC determined that action was necessary to enhance the incentive compensation programs and thereby increase the total direct compensation for the Company to remain competitive in hiring and retaining executive management within the markets in which it operates.  The primary enhancement would be to increase incentive compensation to executive management based upon the achievement of key strategic objectives related to the profitability of the Company.   Further, the NCCGC determined that there was an opportunity to provide some consistency in the applicable strategic objectives and reduce the operating complexities of the prior incentive plans.

The NCCGC determined that the incentive compensation structure for the executive management should consist of an annual incentive plan providing cash payments and a long term incentive plan providing equity awards.  Upon approval of the incentive plan to be submitted to the shareholders for approval at the 2015 annual shareholders meeting, the Company expects to implement the following incentive programs for executive management under the Simmons First National Corporation 2015 Incentive Plan.

Annual Incentive Plan

Simmons’ Executive Incentive Plan (“EIP”) provides an annual cash incentive opportunity for senior executives at the company, including the named executive officers. Effective for 2015, the Compensation Committee approved company-wide net income and efficiency ratio as the underlying performance parameters for the EIP, and developed corresponding threshold, target, and maximum performance levels for each measure. The Committee also set target annual incentive opportunities for each named executive officer, measured as a percentage of base salary. Threshold and maximum payout opportunities, at 50% and 200% of target, were established for each performance goal. No portion of the annual incentive payout is guaranteed. If threshold net income or threshold efficiency ratio performance levels are not achieved, no payouts will be made under the EIP for that plan goal. To incent EIP participants to make decisions that have positive long-term impact on the Company, even at the expense of short-term results, and to prevent unusual gains and losses from having too great an impact on plan payouts, the Compensation Committee retained discretion to exclude items impacting comparability from company-wide results and adjust actual results for specific items that occurred during the plan year.

The 2015 EIP plan design reflects changes to prior year practices following the Compensation Committee’s review of annual incentive pay practices at the Company. These plan design changes include:

•	Limit EIP eligibility to executives leading business functions and executives that are able to directly impact overall corporate performance and the achievement of the Company’s business strategy.

•
Use of net income as a corporate performance measure in place of earnings per share (“EPS”). This change was made to avoid duplication of performance measures with the long-term incentive plan, discussed below, which uses EPS as a primary measure of company performance.

•
Increase emphasis on overall company performance to determine incentive pay for EIP participants. The EIP performance goals are tied directly to the Company’s business strategy and now represent approximately 43% of the incentive pay opportunity for each of our named executive officers.

•
Use of a single performance hurdle (net income) that must be achieved prior to any payouts under the EIP. Net income was selected as the plan hurdle to ensure that a sufficient level of corporate profit is attained to support the payment of annual incentive compensation.

•
The Compensation Committee has retained discretion to modify the overall incentive payout by up to 25% based on its assessment of performance against key corporate objectives (e.g. revenue growth, asset quality, acquisition integration, regulatory/audit compliance, etc.). This discretionary component will provide the Committee with the ability to better align incentive pay with overall business results that may not be fully reflected in the performance metrics selected for the EIP.

Long-term Incentive Plan

Simmons’ long-term incentive (“LTI”) plan for senior executive officers, including the named executive officers, is designed to align our executives’ interests with those of our shareholders. The LTI plan includes an annual award of stock options and an annual award of performance shares that are settled in shares of common stock based on results over a three-year performance period.

•
Stock Options reward stock price appreciation directly by providing the opportunity for compensation only if the company’s stock price increases from the date of grant. All stock options granted for 2015 have an exercise price equal to the closing market price of our common stock on the date of grant, a 10-year term, and vest ratably over three years from the date of grant, subject to the executive’s continued employment with the company.

•
Performance shares reward the achievement over a 3-year performance period of core earnings per share (“EPS”) and core return on average tangible common equity (“ROATCE”), performance metrics likely to have a significant impact on overall company value. Achievement of a threshold level of performance results in a payout equal to 50% of each participant’s approved target opportunity. Target performance results in a payout equal to 100% of the targeted opportunity. The maximum number of shares that can be earned for each of these performance measures is 150% of the targeted number of performance shares. The ultimate value of performance shares, which are paid in stock, is also impacted directly by stock price appreciation or depreciation over the performance period. Dividend equivalents are paid at the conclusion of the performance period based on the number of shares actually earned during the applicable performance period.

In order to transition into three year performance cycles, for 2015, the initial year in which performance share awards will be granted, the LTI plan uses a shortened “stub” performance period awarded at the same time as the regular 3-year performance cycle is granted. The stub cycle has distinct performance goals, based on the shortened performance period, and payouts will occur at the end of the “stub” performance period based on performance against the stub EPS and ROATCE goals.

Summary

In summary, the Company believes this mix of salary, formula based cash incentives for short-term performance and the stock-based compensation motivates the Company's management team to produce strong returns for shareholders. Further, in the view of the NCCGC, the overall compensation program appropriately balances the interests and needs of the Company in operating its business with appropriate employee rewards based on enhancing shareholder value.

Report of the Compensation Committee on the Compensation Discussion and Analysis

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management.  Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the Securities and Exchange Commission.

Submitted by the Compensation Committee of the Board of Directors.

Steven A. Cossé, Chairman	William Clark, II	Eugene Hunt
W. Scott McGeorge	Harry L. Ryburn	Robert L. Shoptaw

2014 SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation of the named executive officers for 2012, 2013 and 2014, the most recently completed fiscal year. The column "Salary" discloses the amount of base salary paid to the named executive officer during each year. The column "Bonus" discloses cash amounts paid to named executive officers as discretionary bonuses.  In the columns "Stock Awards" and "Option Awards," SEC regulations require the disclosure of the award of stock or options at the grant date fair value measured in dollars and calculated in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation ("Topic 718").  For restricted stock, the Topic 718 fair value per share is the closing price of the stock on the last trading day preceding the date of grant. For stock options, the Topic 718 fair value per share is based on certain assumptions which are explained in footnote 12 to the Company's financial statements which are included in the annual report on Form 10-K.  The amounts shown in the Summary Compensation Table include the fair value of the option grant and restricted stock grants in the year of grant, without regard to any deferred vesting. Please also refer to the second table in this Proxy Statement, "Grants of Plan-Based Awards."

Restricted stock awards typically vest in equal installments over five years from the date of grant, but may utilize shorter vesting periods, particularly if the recipient is nearing retirement. Awards are conditioned on the participant's continued employment with the Company, but may have additional restrictions, including performance conditions. Restricted stock allows the participant to vote and receive dividends prior to vesting.

The column "Non-Equity Incentive Plan Compensation" discloses the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans, including the EIP. Whether an award is included with respect to a fiscal year depends on whether the relevant performance measure was satisfied during the fiscal year. For example, the EIP awards are annual awards and the payments under those awards are based upon the achievement of financial results measured as of December 31 of each fiscal year; accordingly, the amount reported for EIP corresponds to the fiscal year for which the award was earned even though such payment is made after the end of the fiscal year.

The column "Change in Pension Value and Nonqualified Deferred Compensation Earnings," discloses the sum of the dollar value of (1) the aggregate change in the actuarial present value of the named executive officers accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) in effect during the indicated years; and (2) any above-market or preferential earnings on nonqualified deferred compensation, including on nonqualified defined contribution plans.  The annual increase in the present value of the benefits for the named executive officers under their deferred compensation plans are disclosed in this column.

The column "All Other Compensation" discloses the sum of the dollar value of:

•	perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000;
•	all "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes;
•	amounts paid or which became due related to termination, severance or a change in control, if any;
•	the contributions to vested and unvested defined contribution plans; and
•	any life insurance premiums paid during the year for the benefit of a named executive officer.

SUMMARY COMPENSATION TABLE

Name	Year	Salary	Bonus	Stock	Option	Non-	Change in	All	Total
and		($)	($)	Awards	Awards	Equity	Pension	Other	($)
Principal				($)	($)	Incentive	Value and	Compen-
Position						Plan	Nonqualified	sation
						Compen-	Deferred	($) [a]
						sation	Compensation
						($)	Earnings
							($)

George A. Makris, Jr.	2014	$502,500	$0	$574,536	$0	$323,248	$74,264	$40,662	$1,515,210
Chairman & CEO [b]	2013	$403,216	$0	$0	$0	$150,057	$69,710	$20,322	$643,305

Robert A. Fehlman,	2014	$306,614	$0	$180,487	$0	$155,020	$64,553	$49,243	$755,917
Chief Financial	2013	$300,971	$0	$141,184	$0	$138,145	$68,393	$43,122	$691,815
Officer	2012	$265,500	$10,000	$56,695	$0	$115,244	$39,349	$43,914	$530,702

J. French Hill,	2014	$70,764	$885,300	$296,700	$0	$56,640	$0	$4,526	$1,313,930
Executive Vice
President [c]

David L. Bartlett,	2014	$376,142	$0	$212,735	$0	$218,538	$63,585	$44,697	$915,697
President and Chief	2013	$369,000	$0	$220,049	$0	$201,162	$51,009	$39,069	$880,289
Banking Officer	2012	$340,000	$0	$85,243	$0	$166,388	$46,068	$43,357	$681,056

Marty D. Casteel,	2014	$304,180	$0	$184,798	$0	$147,712	$77,639	$43,662	$757,991
Executive Vice	2013	$296,400	$0	$88,030	$0	$146,552	$73,442	$37,944	$642,368
President,	2012	$265,500	$10,000	$108,555	$0	$113,253	$62,733	$40,481	$600,522
Administration
_____________________
[a] This category includes perquisites and other benefits for 2014:

						Dividends	Total
	Plan	Contributions	Automobile	Life Insurance	Country	on Unvested	Other
	ESOP	401(k)	Allowance	Premiums	Club Dues	Restricted Shares	Compensation
Mr. Makris	$14,380	$3,900	$6,000	$2,079	$5,886	$8,417	$40,662
Mr. Fehlman	$14,380	$3,900	$6,000	$952	$8,440	$15,571	$49,243
Mr. Hill	$4,013	$0	$0	$513	$0	$0	$4,526
Mr. Bartlett	$14,380	$0	$1,348	$4,737	$7,570	$16,662	$44,697
Mr. Casteel	$14,380	$3,900	$6,000	$3,549	$3,051	$12,753	$43,662

[b]
Mr. Makris was not employed by the Company in 2012. He did serve as a director in that year and his compensation as director was duly reported in the Company’s 2013 Proxy statement. The stock award for Mr. Makris includes a performance grant under a long term incentive plan of restricted shares of SFNC stock which will vest on December 31, 2016.  The performance metric applicable to this grant is diluted core earnings per share.  At the minimum performance level ($2.90 diluted core earnings per share for 2016), he would receive 6,777 SFNC shares (grant date value, $233,739), at the target performance level, he would receive 13,552 SFNC shares (grant date value, $467,408) and at the maximum performance level ($3.43 diluted core earnings per share) he would receive 27,106 SFNC shares (grant date value, $934,886).   For performance greater than the threshold level but less than the maximum level the number of shares would be based upon interpolation between the closest performance points. In addition to the long term incentive plan award discussed above, he also received restricted stock awards with a grant date value of $340,797.

[c]
Mr. Hill was not employed by the Company in 2012 or 2013.  The bonus in the amount of $885,300 paid to Mr. Hill is attributable to the change in control provision of in his employment agreement with Delta Trust & Banking Corporation which became payable upon his resignation after the acquisition of Delta Trust & Banking Corporation by the Company.  Mr. Hill received a grant of 7,500 restricted shares on October 15, 2014which would have vested over five years, but those shares were forfeited upon his resignation on December 31, 2014.

2014 GRANTS OF PLAN-BASED AWARDS

This table discloses information concerning each grant of an award made to a named executive officer in 2014. This includes EIP, stock option awards and restricted stock awards under the Simmons First National Corporation Executive Stock Incentive Plan - 2010, which is discussed in greater detail in this Proxy Statement under the caption "Compensation Discussion and Analysis." The Threshold, Target and Maximum columns reflect the range of estimated payouts under the EIP.  In the 7th and 8th columns, the number of shares of common stock underlying options granted in the fiscal year and corresponding per-share exercise prices are reported. In all cases, the exercise price was equal to the closing market price of the common stock on the day prior to date of grant. Finally, in the 9th column, the aggregate value computed under the Accounting Standards Codification Topic 718, Compensation – Stock Compensation, for all awards made in 2014 is reported.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards:		All Other Option Awards:	Exercise or Base Price of	Grant Date Fair
		Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#) [a]		Number of Securities Under- lying Options (#)	Option Awards ($/Sh)	Value of Stock and Option Awards ($)
George A. Makris, Jr.
EIP	01-01-14	$125,875	$251,750	$503,500
Stock Plan	01-27-14				5,000 [b	]	0	___	$183,350
Stock Plan	02-24-14				4,565 [b	]	0	___	$157,447
CEO-LTIP	02-24-14				6,777 [c	]	0		$233,739

Robert A. Fehlman
EIP	01-01-14	$57,843	$115,686	$231,371
Stock Plan	01-27-14				2,500 [b	]	0	___	$91,675
Stock Plan	02-24-14				2,575 [b	]	0	___	$88,812

J. French Hill.
EIP	01-01-14	$24,000	$48,000	$96,000
Stock Plan	10-15-14				7,500 [b	][d]	0	___	$296,700

David L. Bartlett
EIP	01-01-14	$85,100	$170,200	$340,401
Stock Plan	01-27-14				2,500 [b	]	0	___	$91,675
Stock Plan	02-24-14				3,510 [b	]	0	___	$121,060

Marty D. Casteel
EIP	01-01-14	$57,520	$115,040	$230,081
Stock Plan	01-27-14				2,500 [b	]	0	___	$91,675
Stock Plan	02-24-14				2,700 [b	]	0	___	$93,123

___________________
[a]
The stock awards in these columns represent the indicated percentage of the total stock awards made by the Company during 2014:  Mr. Makris 11.5%, Mr. Fehlman  3.6%, Mr. Hill  5.3%, Mr. Bartlett 4.2% and Mr. Casteel  3.7%.

[b]	These restricted shares vest in five equal installments on the first through the fifth anniversary of the grant date.
[c]
The CEO-LTIP award for Mr. Makris includes a performance grant of restricted shares of SFNC stock under a long term incentive plan which will vest on December 31, 2016.  The performance metric applicable to this grant is diluted core earnings per share.  At the minimum performance level ($2.90 diluted core earnings per share for 2016), he would receive 6,777 SFNC shares; at the target performance level, he would receive 13,552 SFNC shares; and at the maximum performance level, he would receive 27,106 SFNC shares.  For performance greater than the threshold level but less than the maximum level the number of shares would be based upon interpolation between the closest performance points.

[d]  These shares were forfeited upon Mr. Hill’s resignation on December 31, 2014.

OPTION EXERCISES AND STOCK VESTED IN 2014

 The following table provides information concerning exercises of stock options, stock appreciation rights and similar instruments and vesting of stock, including restricted stock and similar instruments, which were granted in prior years but were exercised or vested during 2014 for each of the named executive officers on an aggregated basis. The table reports the number of securities for which options were exercised; the aggregate dollar value realized upon exercise of options; the number of shares of stock that vested; and the aggregate dollar value realized upon vesting of stock.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards

Name	Number of	Value	Number of	Value
	Shares Acquired	Realized on	Shares Acquired	Realized on
	on Exercise	Exercise [a]	on Vesting	Vesting [b]
	(#)	($)	(#)	($)

George A. Makris, Jr.	0	$0	0	$0
Robert A. Fehlman	0	$0	2,530	$88,934
J. French Hill	0	$0	0	$0
David L. Bartlett	21,730	$291,748	2,991	$104,066
Marty D. Casteel	2,000	$30,228	2,511	$73,411
______________________
[a]	The Value Realized on Exercise is computed using the difference between the closing market price upon the date of exercise and the option price.
[b]	The Value Realized on Vesting is computed using the closing market price upon the date of vesting.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014

The following table provides information concerning unexercised options and restricted stock that has not vested for each named executive officer outstanding as of the end of 2014. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award, including awards transferred other than for value (if any).

For option awards, the table discloses the exercise price and the expiration date. For stock awards, the table provides the total number of shares of stock that have not vested and the aggregate market value of shares of stock that have not vested. The market value of stock awards was computed by multiplying the closing market price of the Company's stock at the end of 2014, $40.65, by the number of shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards

Name	Number		Number	Option	Option	Number of		Market Value
	of Securities		of Securities	Exercise	Expiration	Shares or		of Shares or
	Underlying		Underlying	Price	Date	Units of		Units of
	Unexercised		Unexercised	($)		Stock That		Stock That
	Options (#)		Options (#)			Have Not		Have Not
	Exercisable		Unexercisable			Vested (#)		Vested ($)

George A. Makris, Jr.	1000[a	]	0	$26.19	5-21-16
	1000[a	]	0	$28.42	5-30-17
						5,000 [b	]	$203,350
						4,565 [c	]	$185,567
						27,106 [d	]	$1,101,859

Robert A. Fehlman	940		0	$24.50	5-22-15
	1,000		0	$26.19	5-21-16
	1,200		0	$28.42	5-30-17
	4,380		0	$30.31	5-29-18
						4,655 [e	]	$189,226
						527 [f	]	$21,423
						1,000 [g	]	$40,650
						1,275 [h	]	$51,829
						986 [i	]	$40,081
						1,600 [j	]	$65,040
						2,044 [k	]	$83,089
						2,500 [b	]	$101,625
						2,575 [c	]	$104,674

J. French Hill	0		0			0 [l	]	0

David L. Bartlett	0		0			6,515 [e	]	$264,835
						858 [f	]	$34,878
						1,502 [g	]	$61,138
						1,917 [h	]	$77,926
						4,929 [i	]	$200,364
						2,968 [k	]	$121,849
						2,500 [b	]	$101,625
						3,510 [c	]	$142,682

Marty D. Casteel	920		0	$24.50	5-22-15
	1,000		0	$26.19	5-21-16
	1,200		0	$28.42	5-30-17
	4,210		0	$30.31	5-29-18
						4,655 [e	]	$189,226
						527 [f	]	$21,423
						1,000 [g	]	$40,650
						1,275 [i	]	$51,829
						1,200 [m	]	$48,780
						986 [i	]	$40,081
						1,968 [k	]	$79,999
						2,500 [b	]	$101,625
						2,700 [c	]	$109,755
________________________
[a]	These options were granted to Mr. Makris in 2006 and 2007 while he served as a director, prior to him becoming an officer of the Company.
[b]	These restricted shares vest in five equal installments on January 27 in each of the years 2015-2019.
[c]	These restricted shares vest in five equal installments on February 24 in each of the years 2015-2019.
[d]
These restricted shares are based upon a performance grant under the CEO-LTIP plan will vest on December 31, 2106 based upon the Company’s diluted core earnings per share for 2016. The maximum number of shares which may vest under the grant is shown in the table.

[e]	These restricted shares vest on December 31, 2015.
[f]	These restricted shares vest on February 22, 2015.

[g]	These restricted shares vest in equal annual installments shares on February 28 in each of the years 2015-2016.
[h]	These restricted shares vest in equal annual installments on February 27 in each of the years 2015-2017.
[i]	These restricted shares vest in equal installments on December 31 in each of the years 2016-2017.
[j]	These restricted shares vest in equal annual installments on January 2 in each of the years 2015-2018.
[k]	These restricted shares vest in equal annual installments on February 25 in each of the years 2015-2018.
[l]	Mr. Hill received a grant of 7,500 restricted shares on October 15, 2014which would have vested over five years, but those shares were forfeited upon his resignation on December 31, 2014.
[m]	These restricted shares vest in equal annual installments on March 26 in each of the years 2015-2017.

2014 PENSION BENEFITS TABLE

The following table provides information with respect to each plan that provides for payments or other benefits at, following or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax qualified or not). The Company provides supplemental executive retirement plans for George A. Makris, Jr.,  David L. Bartlett, Robert A. Fehlman and Marty D. Casteel. The Present Value of the Accumulated Benefit reflects the actuarial present value of the named executive officer's accumulated benefit under the plan, computed as of  December 31, 2014. In making such calculations, it was assumed that the retirement age will be the normal retirement age as defined in the plan, or if not so defined, the earliest time at which a participant may retire under the plan without any benefit reduction due to age.

Makris Plan

The plan for George A. Makris, Jr. was established in 2013 and is designed to work with the other retirement plans of the Company, on an aggregated basis with Social Security benefits, to provide a targeted level of benefits for Mr. Makris, the only participant.  The Makris Plan requires Mr. Makris to remain in the employ of the Company until he attains age 65 to be eligible to receive benefits under the plan, provided that in the event of a change in control the benefits are fully vested. The Makris Plan provides a benefit upon normal retirement at age 65, or upon death or disability prior to age 65, a monthly sum equal to $8,333.33.  The benefit payments begin on the first day of the seventh month following retirement, death or disability and continue for 120 consecutive months.

Bartlett Plan

The Company assumed the plan for David L. Bartlett upon its acquisition of Alliance Bancorporation, Inc. in 2004. The Bartlett Plan provides Mr. Bartlett a benefit upon normal retirement at age 65, or upon disability prior to age 65, in the amount of $125,000 per year payable monthly. In the event of Mr. Bartlett's death prior to January 1, 2023, a variable death benefit is payable pursuant to the plan's death benefit schedule. The death benefit ranges from a low of $51,911 for death in 2022 to a high of $854,132 for death in 2013, with a benefit payable of $765,005 for death in 2014. Mr. Bartlett is fully vested in both the retirement and death benefits under the plan.  The benefits under the plan are designed in conjunction with a life insurance policy acquired at the time the plan was established, barring extraordinary circumstances, the earnings of the policy and the proceeds of the policy upon the death of Mr. Bartlett should be sufficient to fully fund the obligations of the Company under the Bartlett Plan.

Fehlman Plan

The plan for Robert A. Fehlman was established in 2010 and is designed to work with the other retirement plans of the Company, on an aggregated basis with Social Security benefits, to provide a targeted level of benefits for Mr. Fehlman, the only participant.  The Fehlman Plan requires Mr. Fehlman to remain in the employ of the Company until he attains age 65 to be eligible to receive benefits under the plan, provided that in the event of a change in control the benefits are fully vested. The Fehlman Plan provides a benefit upon normal retirement at age 65, or upon death or disability prior to age 65, a monthly sum equal to one twelfth (1/12) of thirty percent (30%) of the final average compensation (the average compensation paid to him by the Company for the most recent five consecutive calendar years).  The benefit payments begin on the first day of the seventh month following retirement, death or disability and continue for 180 consecutive months.  Compensation for purposes of the Fehlman Plan includes salary, bonus and short- term incentive compensation programs (EIP), but excludes equity compensation plans (stock options and restricted shares) and long-term incentive compensation programs.

Casteel Plan

The plan for Marty D. Casteel was established in 2010 and is designed to work with the other retirement plans of the Company, on an aggregated basis with Social Security benefits, to provide a targeted level of benefits for Mr. Casteel, the only participant.  The Casteel Plan requires Mr. Casteel to remain in the employ of the Company until he attains age 67 to be eligible to receive benefits under the plan, provided that in the event of a change in control the benefits are fully vested. The Casteel Plan provides a benefit upon normal retirement at age 67, or upon death or disability prior to age 67, a monthly sum equal to $6,250.  The benefit payments begin on the first day of the seventh month following retirement, death or disability and continue for 120 consecutive months.

PENSION BENEFITS

Name	Plan	Number of	Present Value	Payments
	Name	Years Credited	of the Accumulated	During Last
		Service	Benefit	Fiscal Year
		(#)	($)	($)

George A. Makris, Jr.	Makris Plan	[a]	$143,974	$0
Robert A. Fehlman	Fehlman Plan	[a]	$189,582	$0
David L. Bartlett	Bartlett Plan	[a]	$948,247	$0
Marty D. Casteel	Casteel Plan	[a]	$304,668	$0
______________________
[a]
The benefits under the Makris Plan, Bartlett Plan, Fehlman Plan or Casteel Plan are not dependent upon the credited years of service.  Except for disability, death or a change in control, continuous service until the normal retirement at age (65) under the Fehlman Plan and Makris Plan and age (67) under the Casteel Plan is required. Mr. Bartlett is fully vested in the maximum benefit under the Bartlett Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table summarizes the estimated payments to be made under each contract, agreement, plan or arrangement which provides for payments to a named executive officer at, following or in connection with any termination of employment, including by resignation, retirement or a constructive termination of a named executive officer, or a change in control or a change in the named executive officer's responsibilities. However, in accordance with SEC regulations, no amounts to be provided to a named executive officer under any arrangement which does not discriminate in scope, terms or operation in favor of the executive officers and which are available generally to all salaried employees are reported.

For the purpose of the quantitative disclosure in the following table, and in accordance with SEC regulations, the termination is assumed to have taken place on the last business day of the Company's most recently completed fiscal year, and the price per share of the common stock is the closing market price as of that date - $40.65.

Cash Payments.  None of the named executive officers presently has an employment agreement which guarantees him employment for any period of time. Therefore, any post-termination payments of salary or severance to any named executive officer would be provided only under the Company's broad-based severance plan in the event of a reduction in force or other termination by the Company without cause or pursuant to a Change in Control Agreement ("CIC Agreement").

The Company has entered into CIC Agreements with certain executives of the Company and the subsidiary banks, including each of the named executive officers, pursuant to which the Company would pay certain salary benefits. The Company would make such payments only upon a change in control, and if the Company terminates an executive without "Cause" or the executive resigns within six months after a "Trigger Event."  The Company will pay an amount up to two times the sum of (1) highest annual base salary for the previous twelve months and (2) the greater of the projected target annual incentive to be paid under the Executive Incentive Plan ("EIP") for the current year, or the average EIP bonus paid to the executive over the preceding two years.  The termination compensation is payable within 30 business days following the termination and, at the election of the executive, may be payable in either cash or common stock of the Company.

The CIC Agreements will also provide the executive with continuing coverage under the Company's medical, dental, life insurance and long-term disability plans for three years following the change in control date.  Additionally, if the executive is over 55 years of age, the CIC Agreement allows the executive, at his election, to continue medical, dental and life insurance coverage after the initial three year period, at the executive's cost, if the executive is not then eligible to be covered by a similar program maintained by the current employer of the executive or the executive's spouse.  Finally, the CIC Agreements, in the case of Messrs.  Fehlman, Bartlett and Casteel, require the Company to make a tax "gross-up" payment in the event any of the foregoing benefits subject the executive to the excise tax on excess parachute payments as determined under Sections 280G and 4999 of the Internal Revenue Code.  Please also refer to the discussion of the CIC Agreements above at "Compensation Discussion and Analysis."

Pursuant to the terms of the employment agreement between Delta Trust & Banking Corporation (“DTBC”) and J. French Hill in effect when the Company acquired DTBC, in the event of a change in control and the termination of Mr. Hill’s employment, he was entitled to receive an amount equal to two and one half (2 1/2) times Mr. Hill’s highest amount of compensation, including salary and bonus, in any calendar year prior to the date of the change in control.  The sum payable to Mr. Hill was subject to reduction so as not to exceed the excess parachute amount computed for Mr. Hill pursuant to Section 280G of the Internal Revenue Code.   Following his election to the United States House of Representatives in November, 2014, Mr. Hill resigned from employment on December 31, 2014.  Upon his resignation, the Company satisfied employment agreement obligation to Mr. Hill through the payment of $885,300 in change in control compensation.

Accelerated Vesting of Incentives.  The Company has provided and continues to provide equity and non-equity incentives to the named executive officers through the Company's Executive Stock Incentive Plans ("Stock Plans") and the EIP.  Please also refer to the discussion of equity and non-equity incentives above at "Compensation Discussion and Analysis."

Equity Incentives - Stock Options.  Unvested stock options vest upon the named executive officer's death or disability or upon a change in control.  Further, unvested stock options vest upon the retirement of a named executive officer after age 65 or after age 62 with ten years of service. Upon any other termination, the executive forfeits his unvested stock options, unless the Board of Directors takes specific action to vest some or all of the unvested options. The value of accelerated options was calculated by multiplying the number of shares times the difference between the closing price of the common stock on the last business day of 2014 and the exercise price of the options. Please refer to the discussions above at "Compensation Discussion and Analysis" for more information about stock options.

Equity Incentives - Restricted Stock.  Unvested restricted stock vests upon the named executive officer's death or disability or upon a change in control.  Further, unvested restricted stock vests upon the retirement of a named executive officer after age 65 or after age 62 with ten years of service. Upon any other termination, the executive forfeits his unvested restricted stock, unless the Board of Directors takes specific action to vest some or all of the unvested stock. Accordingly, the table below reflects the accelerated vesting of this stock upon the named executive officer's qualified retirement, death or disability or upon a change in control. An executive forfeits all undistributed shares upon the termination of the executive's employment for all other reasons.

Non-Equity Incentives - EIP.  The EIP does not provide for an acceleration of entitlement or a satisfaction of performance measures upon a change in control. Therefore the plan could be terminated or modified following a change in control and the participants would not receive any incentive compensation under the EIP for the year in which the change in control occurred.  For purposes of the disclosure in the table below, SEC regulations require that such change in control be assumed to occur on the last day of the Company's most recently completed fiscal year. That date coincides with the last date of the performance period under EIP for 2014. As a result of such assumption, the Company could make a full payment under the terms of EIP based on the achievement of EIP goals for the year ending December 31, 2014, and such amounts would not be increased or enhanced as the result of the executive's termination or the change in control. Such amounts are reported in the Summary Compensation Table.

Retirement Plans  - Makris Plan, Fehlman Plan and Casteel Plan.  Upon a change in control, the sole participant under each of the Makris Plan, Fehlman Plan and the Casteel Plan, Messrs. Makris, Fehlman and Casteel, respectively, will become fully vested in the benefits under such plan.  Payment of the benefits would commence on the first day of the seventh calendar month following his termination of services to the Company.  In the absence of a change in control, upon the death or disability of the participant or his retirement at or after age 65 for Messrs. Makris and Fehlman and age 67 for Mr. Casteel, his benefits under the plan become fully vested and are payable commencing on the first day of the seventh month after such event.  In the event of the termination of the participant's employment under any other conditions prior to his attaining age 65 for Messrs. Makris and  Fehlman and age 67 for Mr. Casteel, all benefits under the plan are forfeited.  For purposes of the disclosure in the table below, SEC regulations require that such change in control be assumed to occur on the last day of the most recently completed fiscal year. As a result of such assumption, each participant would become fully vested in the benefits under his plan.

Retirement Plan - Bartlett Plan.  Mr. Bartlett, the sole participant under the Bartlett Plan, is fully vested in the maximum benefit payable under the plan.  The participant's entitlement to the benefits under the plan is not affected by his death, disability, termination of service or a change in control of the Company.  Payment of the benefits would commence on the first day of the seventh calendar month following his termination of services to the Company.  For purposes of the disclosure in the table below, SEC regulations require that such change in control be assumed to occur on the last day of the most recently completed fiscal year. Since Mr. Bartlett is fully vested in his benefits under the plan, the assumed change in control would not increase or otherwise enhance the benefit payable to Mr. Bartlett under the plan.

Miscellaneous Benefits.  Under the CIC Agreements, which are discussed above at "Compensation Discussion and Analysis," the Company is obligated to pay certain other benefits. This includes continuation of medical, dental, life and long-term disability insurance coverage for three years from the date of the change in control and certain tax gross-up payments. The conditions to the Company's obligations under the CIC Agreements are discussed above. Except for these benefits payable under the CIC Agreements, the Company has no obligation to continue any other perquisites after a named executive officer's employment terminates.

		Involuntary		Change in Control
Executive Benefits and		Not for Cause		Trigger Event		Death or
Payments upon Termination	Retirement	Termination		Termination		Disability

George A. Makris, Jr.,
Cash compensation programs [a]	$0	$19,327		$1,670,823	[b]	$0
Accelerated Vesting of Incentives	$388,817	$0		$939,747		$939,747
Retirement Plans [c]	$0	$0		$800,859		$800,859
Other Benefits [d]	$0	$0		$20,526		$0
Robert A. Fehlman
Cash compensation programs [a]	$0	$236,218	[e]	$1,167,611	[b,e]	$141,875
Accelerated Vesting of Incentives [f]	$697,635	$13,026		$697,635		$697,635
Retirement Plans [g]	$0	$0		$1,230,617		$1,230,617
Other Benefits and Tax Gross-Up [h]	$0	$0		$658,281	[i]	$0
J. French Hill,
Cash compensation programs [j]	$0	$0		$885,300	[j]	$0
Accelerated Vesting of Incentives	$0	$0		$0		$0
Retirement Plans	$0	$0		$0		$0
Other Benefits	$0	$0		$0		$0
David L. Bartlett
Cash compensation programs [a]	$0	$375,111	[k]	$1,605,906	[b]	$259,375
Accelerated Vesting of Incentives [f]	$1,004,096	$65,118		$1,004,096		$1,004,096
Retirement Plans [l]	$948,247	$948,247		$948,247		$948,247
Other Benefits and Tax Gross-Up [h]	$0	$0		$394,029	[m]	$0
Marty D. Casteel
Cash compensation programs [a]	$0	$235,469	[n]	$1,147,378	[b,n]	$141,875
Accelerated Vesting of Incentives [f]	$683,367	$13,026		$683,367		$683,367
Retirement Plans [o]	$0	$0		$600,645		$600,645
Other Benefits and Tax Gross‑Up [h]	$0	$0		$466,320	[p]	$0
_____________________
[a]
Messrs. Fehlman, Bartlett and Casteel are eligible for 16 weeks of salary under the Company's general severance program, while Mr. Makris is eligible for 2 weeks of salary and Mr. Hill would not be eligible under the program since he resigned on December 31, 2014.  The severance plan would apply to involuntary not for cause terminations and change in control trigger event terminations.

[b]
Under the Change in Control Agreements ("CIC") between certain named executive officers and the Company, upon the occurrence of a change in control, severance cash payments will consist of either one or two times the sum of the following items: (1) the highest annual base salary for the previous twelve months and (2) the greater of the projected target annual incentive to be paid under the EIP for the current year, or the average EIP bonus paid to the executive over the prior two years.

[c]
Mr. Makris' benefit under the Makris Plan does not vest until he attains age 65, however he becomes fully vested upon his death, disability or a change in control. The monthly benefit would commence on the seventh month after his termination of service. The information related to the Makris Plan is also disclosed in the Pension Benefits Table. The value disclosed is the present value of Mr. Makris' benefit, as of December 31, 2014.

[d]
The named executive officer is not receiving any enhanced payments regarding the Other Benefits as a result of the termination trigger. The amounts shown as Other Benefits include the costs associated with continued participation in the Company's health and welfare benefit plans under applicable CIC Agreements for a period of 36 months.

[e]
In the event of involuntary termination without cause, or the death or disability of the named executive, he would be entitled to receive the sum of $141,875 under the executive retention programs and in the event of involuntary termination without cause he would also receive $94,343 in severance benefits under the general severance plan.

[f]
The payment due the named executive officer due to certain termination triggers, related to the Company's equity compensation plans is made based on the specific terms and conditions associated with each plan. These amounts are attributable to the vesting of unvested restricted stock, as of December 31, 2014.

[g]
Mr. Fehlman's benefit under the Fehlman Plan does not vest until he attains age 65, however he becomes fully vested upon his death, disability or a change in control. The monthly benefit would commence on the seventh month after his termination of service. The information related to the Fehlman Plan is also disclosed in the Pension Benefits Table. The value disclosed is the present value of Mr. Fehlman's benefit, as of December 31, 2014.

[h]
The named executive officer is not receiving any enhanced payments regarding the Other Benefits as a result of the termination trigger. The amounts related to Other Benefits include the costs associated with continued participation in the Company's health and welfare benefit plans for a period of 36 months under the applicable CIC Agreement. The amount related to the tax gross-up is a reimbursement for certain taxes that would be applicable to the payments and accelerated benefits occurring upon a change in control.

[i]
Upon a change in control, Mr. Fehlman would receive a monthly benefit of $642 for the next 36 months for purposes of continued health and welfare benefits under the CIC and a tax gross-up payment of $635,178.

[j]
Mr. Hill resigned from the Company on December 31, 2014 which triggered the payment of the change in control payment, in the amount of $885,300 under his employment agreement with Delta Trust & Banking Corporation. His entitlement to compensation (other than the change in control payment) , incentive compensation plan payments, restricted stock, stock options, retirement plan benefits or other benefits would not have been affected by a change in control on such date due to his resignation.

[k]	In the event of involuntary termination without cause, or the death or disability of the named executive, he would be entitled to receive the sum of $375,111 under the executive retention programs.
[l]
Mr. Bartlett is not receiving any enhanced payments regarding the Bartlett Plan as a result of the termination trigger. Mr. Bartlett was fully vested in the maximum benefit under the plan at all times during 2014. The amounts related to the retirement plans are also disclosed in the Pension Benefits Table. The value disclosed is the present value of Mr. Bartlett's benefit, as of December 31, 2014.

[m]	Upon a change in control, Mr. Bartlett would receive a monthly benefit of $677 for the next 36 months for purposes of continued health and welfare benefits and a tax gross-up payment of $369,642.
[n]
In the event of involuntary termination without cause, or the death or disability of the named executive, he would be entitled to receive the sum of $141,875 under the executive retention programs and in the event of involuntary termination without cause he would also receive $93,594 in severance benefits under the general severance plan.

[o]
Mr. Casteel's benefit under the Casteel Plan does not vest until he attains age 67, however he becomes fully vested upon his death, disability or a change in control. The monthly benefit would commence on the seventh month after his termination of service. The information related to the Casteel Plan is also disclosed in the Pension Benefits Table. The value disclosed is the present value of Mr. Casteel's benefit, as of December 31, 2014.

[p]	Upon a change in control, Mr. Casteel would receive a monthly benefit of $789 for the next 36 months for purposes of continued health and welfare benefits and a tax gross-up payment of $437,931.

DIRECTOR COMPENSATION

The following table provides information with respect to the compensation of Directors of the Company during 2014, the most recently completed fiscal year.

All Directors received an annual retainer of $12,000, except the lead director, Harry L. Ryburn, who received an annual retainer of $20,000. All Directors received $750 for each meeting of the Board attended.  In addition, each Director who served as a committee chairman received $800 for each committee meeting attended and other Directors received $600 for each committee meeting attended.  Any director attending a meeting by teleconference, rather than in person, received one half of the ordinary fee.

The Company maintains a voluntary deferred compensation plan in which non-employee directors may defer receipt of any part or all of their respective directors fees, including retainer fees, meeting fees and committee fees.  The director must elect to participate in the plan prior to the calendar year for which the deferral will be applicable.  Upon election a director must elect the form of payment (lump sum or annual installments over two to five years) and the date of payment (attainment of a specified age or cessation of serving as a director of the Company).  The sums deferred under the plan are credited to an account for the director along with earnings on the deferred sum at an interest rate equal to the yield on the ten year U. S. Treasury bond, computed quarterly.

The Company adopted a stock option plan for its outside directors in 2006.  At the 2007 annual meeting, the shareholders approved the modification of the stock option plan to also allow the outright grant of shares of the Company's stock to the Directors under the plan. During 2014, outright grants of 555 shares of the Company's stock were made to each director, except the lead director, who received a grant for 815 shares, the Chairmen of Nominating, Compensation and Corporate Governance Committee, who received grants for 665 each and the Chairmen of the Audit & Security Committee and the audit committee financial expert who received a grant of  610 shares.  The grants were made on May 27, 2014. These shares are immediately vested.  In accordance with SEC regulations, outright grants of stock are valued in accordance with the terms of the plan and consistent with Accounting Standards Codification Topic 718, Compensation – Stock Compensation, at the closing price of the stock on the last trading date preceding the date of grant. The Company discloses such expense ratably over the vesting period; however, since the stock is fully vested upon grant, all of the expense related to the stock grants is disclosed in the table.

Each outside Director under the age of 70 is provided coverage under the Company's group term life insurance program. Directors up to age 65 receive a death benefit of $50,000 and directors over 65 but less than 70 years of age receive a death benefit of $25,000. The policy triples the death benefit in the case of accidental death.  In addition, each Director is reimbursed for out of pocket expenses, including travel.  The table below summarizes the compensation the Company paid the Directors during 2014.

DIRECTOR COMPENSATION

Name	Fees Earned or	Stock	All Other	Total
	Paid in Cash	Awards	Compensation	($)
	($)	($) [a]	($) [b]

David L. Bartlett [c]	$0	$0	$0	$0
William E. Clark, II	$27,775	$22,083	$114	$49,972
Steven A. Cossé	$25,200	$26,460	$114	$51,774
Edward Drilling	$27,175	$22,083	$114	$49,372
Sharon Gaber	$13,050	$22,083	$114	$35,247
Eugene Hunt	$31,075	$22,083	$114	$53,272
George A. Makris, Jr. [d]	$0	$0	$8,732	$8,732
W. Scott McGeorge	$28,825	$0	$0	$28,825
Harry L. Ryburn [e]	$52,900	$32,429	$0	$85,149
Robert L. Shoptaw	$32,950	$24,272	$114	$57,336

______________________
[a]
The computation is based upon the closing market price of $39.70 on the last trading day preceding the grant date (May 27, 2014).  The grant date fair value calculated in accordance with Accounting Standards Codification Topic 718, Compensation – Stock Compensation, are reported in this column. Please refer to footnote 12 to the Company's financial statements for a discussion of the assumptions related to the calculation of such value.

[b]
Amounts in this column reflect life insurance premiums for the directors and in the case of Mr. Makris, earnings on his deferred director's fees under the directors deferred compensation plan in the amounts of $8,732.

[c]
David L. Bartlett, President and Chief Banking Officer of the Company, did not receive director's fees or otherwise participate in the director compensation programs set forth herein. His compensation is disclosed in the preceding discussion concerning Executive Compensation.

[d]
Prior to becoming an executive officer of the Company in 2013, Mr. Makris, as a director, elected to participate in the director's deferred compensation plan and deferred certain director's fees earned in previous years. In accordance with the terms of the director's deferred compensation plan the deferred fees earn interest at a market rate. For 2013 and subsequent years while Mr. Makris is an executive officer of the Company, he will not receive director's fees or otherwise participate in the director compensation programs set forth above, except that his deferred director's fees from prior years will continue to earn interest as provided in the director's deferred compensation plan. Mr. Makris compensation as Chairman and Chief Executive Officer of the Company is disclosed in the preceding discussion concerning Executive Compensation.

[e]	The cash fees paid to Dr. Ryburn also include cash director fees paid for his service as a director of Simmons First National Bank, in the amount of $10,450.

Relationship of Compensation Policies and Practices to Risk Management

The Company intends that total compensation and each of its components, including base salary, bonus, incentive compensation (if applicable), retirement and other benefits should be market competitive and consistent with the Company's performance goals. The Company seeks to attract, retain, develop and reward high performing associates who are committed to the Company's success. Base salaries are set based upon the job classification and incentive compensation (if applicable) is based on Company and individual performance.

The Company has not identified any compensation practice or policy that presents risks that are reasonably likely to have a material adverse effect on the Company.  The Company strives to ensure that its compensation programs do not create inappropriate risks for the Company.  As a part of its general review of the Company's compensation programs, the NCCGC:

Reviews with management the Company's employee compensation plans to take all reasonable steps to identify and limit any unnecessary risks that these plans pose to the Company;

Reviews with management the compensation plans for the named executive officers and makes all reasonable efforts to ensure that these plans do not encourage the named executive officers to take unnecessary and excessive risks; and

Reviews the Company's compensation programs, with the assistance of its compensation consultant, to identify and revise any features in the compensation programs that would encourage the misstatement or manipulation of the Company's financial information or reported earnings to enhance employee compensation.

The reviews include consideration of risks in all compensation programs and factors designed to mitigate risks in such programs.  The Company has implemented "clawback" provisions in its cash incentive compensation programs, requiring any of the participants to repay any bonus or incentive compensation that was based upon statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2014.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	Reflected in First Column)
Equity Compensation Plans
Approved by Stockholders	119,690	$27.72	373,078	(b)
Equity Compensation Plans
Not Approved by Stockholders	0	0	0
Total	119,690	$27.72	373,078
_________________________
(a)          Does not include outstanding restricted stock awards.
(b)          Consists of shares available for future issuance under the Simmons First National Corporation Executive Stock Incentive Plan - 2006, Simmons First National Corporation Outside Director Stock Incentive Plan - 2006, as amended and restated Simmons First National Corporation Executive Stock Incentive Plan - 2010 and Simmons First National Corporation Outside Director Stock Incentive Plan - 2014

Security Ownership Of Certain Beneficial Owners

The following table sets forth all persons known to management who own, beneficially or of record, more than 5% of the outstanding Common Stock, the number of shares owned by the named executive officers in the Summary Compensation Table and by all directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Owned Beneficially [a]	Pct. of Class
BlackRock, Inc. [b]	1,500,982	5.03%
40 East 52nd Street
New York, New York 10022
Simmons First National Corporation
Employee Stock Ownership Trust [c]	984,549	3.30%
501 Main Street
Pine Bluff, AR 71601
George A. Makris Jr. [d]	119,999	*
Robert A. Fehlman [e]	45,254	*
David L. Bartlett [f]	40,882	*
Marty D. Casteel [g]	58,164	*
J. French Hill	56,390	*
All directors and officers as a group (21 persons)	1,069,898	3.59%
_________________________
*	The shares beneficially owned represent less than 1% of the outstanding common shares.
[a]
Under the applicable rules, "beneficial ownership" of a security means, directly or indirectly, through any contract, relationship, arrangement, undertaking or otherwise, having or sharing voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Unless otherwise indicated, each beneficial owner named has sole voting and investment power with respect to the shares identified.

[b]
These shares may be owned by one or more of the following entities controlled by BlackRock, Inc.: BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Limited, BlackRock Advisors, LLC, BlackRock Investment Management Ireland Limited and BlackRock International Limited.

[c]
The Simmons First National Corporation Employee Stock Ownership Plan ("ESOP") purchases, holds and disposes of shares of the Company's stock. The Nominating, Compensation and Corporate Governance  Committee ("NCCGC") and the Chief Executive Officer, pursuant to delegation of authority from the NCCGC, directs the trustees of the ESOP concerning when, how many and upon what terms to purchase or dispose of such shares, other than by distribution under the ESOP.  Shares held by the ESOP may be voted only in accordance with the written instructions of the plan participants, who are all employees or former employees of the Company and its subsidiaries.

[d]
Mr. Makris owned of record 33,646 shares; 75,308 shares are held jointly with his spouse; 4,117 shares are held in his IRA; 4,750 shares are held in his wife's IRA and 178 shares were held in his account in the ESOP.

[e]
Mr. Fehlman owned of record 30,471shares; 7034 shares were held in his fully vested account in the ESOP; 229 shares were held in his account in SFNC Employee Stock Purchase Plan and 7,520 shares were deemed held through exercisable stock options.

[f]	Mr. Bartlett owned of record 38,386 shares and 2,496 shares were held in his fully vested account in the ESOP.
[g]
Mr. Casteel owned of record 34,678 shares; 3,578 shares were owned jointly with his wife; 10,484 shares were held in his fully vested account in the ESOP; 2,094 shares were held in his account in SFNC Employee Stock Purchase Plan and 7,330 shares were deemed held through exercisable stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, Simmons First National Bank, the banking subsidiary of the Company, and such other banking subsidiaries of the Company as are, or may have been, in operation from time to time, have made loans and other extensions of credit to directors, officers, employees and members of their immediate families, and from time to time directors, officers, employees and members of their immediate families have placed deposits with these banks. These loans, extensions of credit and deposits were made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the Company and did not involve more than the normal risk of collectability or present other unfavorable features.  The Company generally considers banking relationships with directors and their affiliates to be immaterial and as not affecting a director's independence so long as the terms of the credit relationship are similar to those with other comparable borrowers not related to the Company.

In assessing the impact of a credit relationship on a director's independence, the Company deems any extension of credit which complies with Federal Reserve Regulation O to be consistent with director independence.  The Company believes that normal, arm's-length banking relationships entered into in the ordinary course of business do not negate a director's independence.

Regulation O requires such loans to be made on substantially the same terms, including interest rates and collateral, and following credit-underwriting procedures that are no less stringent than those prevailing at the time for comparable transactions by the subsidiary banks of the Company with other persons not related to the Company. Such loans also may not involve more than the normal risk of repayment or present other unfavorable features. Additionally, no event of default may have occurred nor may any such loans be classified or disclosed as non-accrual, past due, restructured or a potential problem loan. The Company's Board of Directors will review any credit to a director or his affiliates that is criticized by internal loan review or a bank regulatory agency in order to determine the impact that such classification may have on the director's independence.

Policies and Procedures for Approval of Related Party Transactions

Related party transactions may present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders.

Management carefully reviews all proposed related party transactions, other than routine banking transactions, to determine if the transaction is on terms comparable to terms that could be obtained in an arm's-length transaction with an unrelated third party.   Management reports to the Executive Committee and then to the Board of Directors on all proposed material related party transactions.  Upon the presentation of a proposed related party transaction to the Executive Committee or the Board, the related party is excused from participation in discussion and voting on the matter.

Independence of Directors

Each of the persons named below is presently serving as a director of the Company. The Board has evaluated the independence of each director serving on the Board and its Committees under applicable law and regulations and the listing standards of the NASDAQ.  The table below summarizes the findings of the Board:

Nominating & Corporate
	Board of	Audit	Compensation	Corporate Governance
Name	Directors	Committee	Committee	Committee
David L. Bartlett	Not Independent	*	*	*
William E. Clark, II	Independent	*	Independent	*
Steven A. Cossé	Independent	*	Independent	Independent
Mark C. Doramus	Independent	*	Independent	*
Edward Drilling	Independent	Independent	*	*
Sharon Gaber	Independent	*	*	*
Eugene Hunt	Independent	*	*	*
Christopher R. Kirkland	Independent	*	*	*
W. Scott McGeorge	Independent	Independent	Independent	Independent
George A. Makris, Jr.	Not Independent	*	*	*
Joseph D. Porter	Independent	*	*	*
Harry L. Ryburn	Independent	*	Independent	Independent
Robert L. Shoptaw	Independent	Independent	Independent	Independent
__________________
*  The director is not a member of the Committee.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors retained the accounting firm of BKD, LLP as independent auditors of Simmons First National Corporation and its subsidiaries for the fiscal year ending December 31, 2014.  The fees paid for such services are set forth below.

Audit Fees

The aggregate fees billed to the Company for professional services rendered by BKD for the audit of the Company's annual financial statements for the year ended December 31, 2014 and the reviews of the financial statements included  in the Company's Form 10-Q's for 2014 were $543,000. The aggregate fees billed to the Company by BKD for such services in 2013 were $408,000.

Audit Related Fees

The aggregate fees billed to the Company for professional services rendered by BKD for the audit related fees during 2014 were $308,315. The aggregate fees billed to the Company by BKD for such services in 2013 were $267,100.  These services are primarily for the audit services provided in connection with acquisitions, audits of employee benefit plans, audits of the investment company and audits of common trust funds.

Tax Fees

The aggregate fees billed to the Company for professional services rendered by BKD for tax services and preparation of tax returns during 2014 was $19,675. The aggregate fees billed to the Company by BKD for such services in 2013 were $48,971.

All Other Fees

There were no fees billed to the Company by BKD for services other than those set forth above.

Compensation Committee Interlocks and Insider Participation

During 2014, the NCCGC was composed of  Steven A. Cossé (Chairman), William E. Clark, II, Edward Drilling, Eugene Hunt,  W. Scott McGeorge, Harry L. Ryburn and Robert L. Shoptaw.   During 2014, none of the committee members were employed by the Company.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2. Financial Statements and any Financial Statement Schedules
The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules were previously filed under Item 8 of the initial Annual Report on Form 10-K for the year ended December 31, 2014 on March 16, 2015.

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

2.7
Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8
Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9
Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

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

3.3
Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1
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

4.2
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.3
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.4
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

4.5
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.6
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.7
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

4.8
Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.9
Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.10
Indenture, dated as of June 23, 2005, between Community First Bancshares, Inc., and Deutsche Bank Trust Company Americas, as trustee, relating to subordinated debentures due June 30, 2035 (incorporated by reference to Exhibit 4.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.11
First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of June 23, 2005, between Simmons First National Corporation and Deutsche Bank Trust Company Americas , as trustee (incorporated by reference to Exhibit 4.2to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.12
Indenture, dated as of September 10, 2007, between Community First Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due September 15, 2037 (incorporated by reference to Exhibit 4.3to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.13
First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of September 10, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.14
Indenture, dated as of December 5, 2003, between Liberty Bancshares, Inc., and U. S. Bank National Association, as trustee, relating to subordinated debentures due December 5, 2033 (incorporated by reference to Exhibit 4.5to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.15
First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of December 5, 2003, between Simmons First National Corporation and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.16
Indenture, dated as of October 13, 2004, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due October 18, 2034 (incorporated by reference to Exhibit 4.7to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.17
First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of October 13, 2004, between Simmons First National Corporation and Wilmington Trust Company, as trustee  (incorporated by reference to Exhibit 4.8to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.18
Indenture, dated as of March 23, 2007, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due June 6, 2037  (incorporated by reference to Exhibit 4.9to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.19
First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of March 23, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.1
Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, Marty D. Casteel and Robert C. Dill (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.2
Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.3
Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.4
Simmons First National Corporation Executive Stock Incentive Plan – 2010, adopted January 25, 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.5
Deferred Compensation Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.6
Simmons First National Corporation Executive Retention Program (incorporated by reference to  Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.7
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

10.9
Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.10	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).
10.11
Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.12
Change in Control Agreement for Robert Dill (incorporated by reference to Exhibit 10.21 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.13
Amendment to Change in Control Agreement for Robert C. Dill (incorporated by reference to Exhibit 10.22 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.14
Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.15
First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.16
Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.17
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

10.20
Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.21
Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed April 2, 2001 (File No. 000-06253)).

10.22
Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.23
First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.24
Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.25
Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.26
Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.27
Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.28	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

10.29
Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

10.30
Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.31
Simmons First National Corporation Outside Director Stock Incentive Plan - 2014 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.32
Small Business Lending Fund Securities Purchase Agreement, dated as of August 18, 2011, between the United States Department of the Treasury and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.33
Assignment and Assumption of Liabilities Agreement, dated February 27, 2015 between Simmons First National Corporation and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Fixed Charges (filed with the initial Annual Report on Form 10-K for the year ended December 31, 2014 on March 16, 2015 (File No. 000-06253)).
14
Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

23	Consent of BKD, LLP (filed with the initial Annual Report on Form 10-K for the year ended December 31, 2014 on March 16, 2015 (File No. 000-06253)).
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
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

* Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files which were provided with the initial Annual Report on Form 10-K for the year ended December 31, 2014 on March 16, 2015 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George A. Makris, Jr.	April 23, 2015
George A. Makris, Jr., Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about April 23, 2015.

Signature	Title

/s/ George A. Makris, Jr.	Chairman and Chief Executive Officer
George A. Makris, Jr.	and Director

/s/ Robert A. Fehlman	Senior Executive Vice President,
Robert A. Fehlman	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President, Controller and
David W. Garner	Chief Accounting Officer (Principal Accounting Officer)

/s/ David L. Bartlett	President and Chief Banking Officer and Director
David L. Bartlett

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

Director
Sharon L. Gaber

Director
Eugene Hunt

/s/ Christopher R. Kirkland	Director
Christopher R. Kirkland

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Joseph D. Porter	Director
Joseph D. Porter

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw