Form 10-Q
period 2015-03-31
SIMMONS FIRST NATIONAL CORP
filed 2015-05-11
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2015	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 28, 2015, was 29,851,254.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2015

Part I:               Financial Information
Item 1.              Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2015 and December 31, 2014

(In thousands, except share data)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$83,424	$54,347
Interest bearing balances due from banks	423,986	281,562
Federal funds sold	178,418	-
Cash and cash equivalents	685,828	335,909
Interest bearing balances due from banks - time	25,000	-
Investment securities	1,609,806	1,082,870
Mortgage loans held for sale	25,513	21,265
Assets held in trading accounts	6,528	6,987
Loans:
Legacy loans	2,115,380	2,053,721
Allowance for loan losses	(29,183)	(29,028)
Loans acquired, not covered by FDIC loss share (net of discount)	2,418,440	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance)	102,468	106,933
Net loans	4,607,105	2,707,606
FDIC indemnification asset	15,965	22,663
Premises and equipment	200,091	122,246
Premises held for sale	-	6,846
Foreclosed assets not covered by FDIC loss share	50,723	44,856
Foreclosed assets covered by FDIC loss share	12,010	11,793
Interest receivable	24,719	16,774
Bank owned life insurance	117,296	77,592
Goodwill	314,643	108,095
Other intangible assets	47,887	22,526
Other assets	74,710	55,326
Total assets	$7,817,824	$4,643,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,123,966	$889,260
Interest bearing transaction accounts and savings deposits	3,627,870	2,006,271
Time deposits	1,522,872	965,187
Total deposits	6,274,708	3,860,718
Federal funds purchased and securities sold under agreements to repurchase	111,484	110,586
Other borrowings	285,060	114,682
Subordinated debentures	62,994	20,620
Accrued interest and other liabilities	69,841	42,429
Total liabilities	6,804,087	4,149,035
Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at March 31, 2015	30,852	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 29,850,034 and 18,052,488 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	299	181
Surplus	639,493	156,568
Undivided profits	341,238	338,906
Accumulated other comprehensive income (loss)	1,855	(1,336)
Total stockholders’ equity	1,013,737	494,319
Total liabilities and stockholders’ equity	$7,817,824	$4,643,354

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
	(Unaudited)
INTEREST INCOME
Loans	$50,986	$40,131
Federal funds sold	29	1
Investment securities	5,879	4,549
Mortgage loans held for sale	148	69
Assets held in trading accounts	3	5
Interest bearing balances due from banks	210	279
TOTAL INTEREST INCOME	57,255	45,034

INTEREST EXPENSE
Deposits	2,944	2,269
Federal funds purchased and securities sold under agreements to repurchase	64	53
Other borrowings	1,051	1,010
Subordinated debentures	234	157
TOTAL INTEREST EXPENSE	4,293	3,489

NET INTEREST INCOME	52,962	41,545
Provision for loan losses	1,171	908

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	51,791	40,637

NON-INTEREST INCOME
Trust income	2,251	1,537
Service charges on deposit accounts	6,363	6,068
Other service charges and fees	1,827	1,866
Mortgage lending income	2,262	810
Investment banking income	894	181
Credit card fees	5,648	4,600
Bank owned life insurance income	572	330
Loss on sale of securities	(38)	-
Net loss on assets covered by FDIC loss share agreements	(2,671)	(7,370)
Other income	1,390	1,176
TOTAL NON-INTEREST INCOME	18,498	9,198

NON-INTEREST EXPENSE
Salaries and employee benefits	26,771	22,464
Occupancy expense, net	3,557	3,890
Furniture and equipment expense	3,268	2,014
Other real estate and foreclosure expense	381	873
Deposit insurance	870	668
Merger related costs	10,419	1,272
Other operating expenses	12,106	13,370
TOTAL NON-INTEREST EXPENSE	57,372	44,551

INCOME BEFORE INCOME TAXES	12,917	5,284
Provision for income taxes	4,182	932

NET INCOME	8,735	4,352
Preferred stock dividends	26	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,709	$4,352
BASIC EARNINGS PER SHARE	$0.39	$0.27
DILUTED EARNINGS PER SHARE	$0.39	$0.27

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
(In thousands)	2015	2014
	(Unaudited)

NET INCOME	$8,735	$4,352

OTHER COMPREHENSIVE INCOME
Unrealized holding gains arising during the period on available-for-sale securities	5,213	1,453
Less: Reclassification adjustment for realized losses included in net income	(38)	-
Other comprehensive gain, before tax effect	5,251	1,453
Less: Tax effect of other comprehensive gain	2,060	570

TOTAL OTHER COMPREHENSIVE INCOME	3,191	883

COMPREHENSIVE INCOME	$11,926	$5,235

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014

(In thousands)	March 31, 2015	March 31, 2014
	(Unaudited)
OPERATING ACTIVITIES
Net income	$8,735	$4,352
Items not requiring (providing) cash:
Depreciation and amortization	3,001	1,897
Provision for loan losses	1,171	908
Net (accretion) amortization of investment securities and assets not covered by FDIC loss share	(5,960)	(1,073)
Stock-based compensation expense	485	361
Net accretion on assets covered by FDIC loss share	(184)	(715)
Deferred income taxes	(1,578)	(2,667)
Loss on sale of available-for-sale securities	(38)	--
Bank owned life insurance income	(572)	(330)
Changes in:
Interest receivable	1,787	552
Mortgage loans held for sale	(4,248)	(7,223)
Assets held in trading accounts	459	2,113
Other assets	3,444	(2,835)
Accrued interest and other liabilities	2,599	4,206
Income taxes payable	7,912	2,333
Net cash provided by operating activities	17,013	1,879

INVESTING ACTIVITIES
Net collections of loans not covered by FDIC loss share	13,522	26,757
Net collections of loans covered by FDIC loss share	6,440	16,061
Purchases of premises and equipment, net	(3,454)	1,969
Proceeds from sale of foreclosed assets held for sale	3,916	8,730
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	829	2,934
Proceeds from sale of available-for-sale securities	238	10
Proceeds from maturities of available-for-sale securities	32,489	11,687
Purchases of available-for-sale securities	(52,591)	(63,533)
Proceeds from maturities of held-to-maturity securities	168,621	36,307
Purchases of held-to-maturity securities	(5,265)	(67,265)
Cash received on FDIC loss share	3,980	3,859
Cash received in business combinations, net of cash paid	201,029	--
Net cash provided by (used in) investing activities	369,754	(22,484)

FINANCING ACTIVITIES
Net change in deposits	3,214	9,481
Dividends paid on preferred stock	(26)	--
Dividends paid on common stock	(6,377)	(3,575)
Net change in other borrowed funds	(20,367)	(120)
Net change in federal funds purchased and securities sold under agreements to repurchase	(15,332)	(3,244)
Net shares issued under stock compensation plans	2,040	819
Net cash (used in) provided by financing activities	(36,848)	3,361

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	349,919	(17,244)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,909	539,380

CASH AND CASH EQUIVALENTS, END OF PERIOD	$685,828	$522,136

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2015 and 2014

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2013	$--	$162	$88,095	$(3,002)	$318,577	$403,832
Comprehensive income:
Net income	--	--	--	--	4,352	4,352
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $570	--	--	--	883	--	883
Comprehensive income						5,235
Stock issued as bonus shares – 63,530 shares	--	1	269	--	--	270
Vesting bonus shares, net of forfeitures	--	--	361	--	--	361
Stock issued for employee stock purchase plan – 4,897 shares	--	--	118	--	--	118
Exercise of stock options – 16,580 shares	--	--	431	--	--	431
Cash dividends – $0.22 per share	--	--	--	--	(3,575)	(3,575)

Balance, March 31, 2014 (Unaudited)	--	163	89,274	(2,119)	319,354	406,672
Comprehensive income:
Net income	--	--	--	--	31,336	31,336
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $505	--	--	--	783	--	783
Comprehensive income	--	--	--	--	--	32,119
Stock issued as bonus shares – 70,350 shares	--	--	172	--	--	172
Vesting bonus shares, net of forfeitures – (1,560 shares)	--	--	1,062	--	--	1,062
Exercise of stock options – 48,140 shares	--	2	1,243	--	--	1,245
Securities exchanged under stock option plan – (5,220 shares)	--	--	(213)	--	--	(213)
Stock issued for Delta Trust & Bank acquisition – 1,629,515 shares	--	16	65,030	--	--	65,046
Cash dividends – $0.64 per share	--	--	--	--	(11,784)	(11,784)

Balance, December 31, 2014	--	181	156,568	(1,336)	338,906	494,319
Comprehensive income:
Net income	--	--	--	--	8,735	8,735
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $2,060	--	--	--	3,191	--	3,191
Comprehensive income						11,926
Stock issued as bonus shares – 56,600 shares	--	1	1,564	--	--	1,565
Vesting bonus shares, net of forfeitures – (9,500 shares)	--	--	384	--	--	384
Stock issued for employee stock purchase plan – 6,528 shares	--	--	226	--	--	226
Exercise of stock options – 10,410 shares	--	--	280	--	--	280
Stock granted under stock-based compensation plans	--	--	101	--	--	101
Securities exchanged under stock option plan – (745 shares)	--	--	(31)	--	--	(31)
Stock issued for Community First acquisition – 30,852 preferred shares: 6,552,916 common shares	30,852	65	268,277	--	--	299,194
Stock issued for Liberty Bank acquisition – 5,181,337 shares	--	52	212,124	--	--	212,176
Dividends on preferred stock	--	--	--	--	(26)	(26)
Dividends on common stock – $0.23 per share	--	--	--	--	(6,377)	(6,377)

Balance, March 31, 2015 (Unaudited)	$30,852	$299	$639,493	$1,855	$341,238	$1,013,737

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2014, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

ASU 2014-17 – Business Combinations: Pushdown Accounting (“ASU 2014-17”).  ASU 2014-17 amends existing guidance related to the accounting by an acquired entity upon a change-in-control event. The standard provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event.  ASU 2014-17 was effective on November 18, 2014.  The adoption of this standard has not had a material effect on the Company’s operating results or financial condition.

ASU 2014-14 – Receivables – Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  ASU 2014-14 amends existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if three conditions are met.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and early adoption is permitted.  It can be applied using a prospective transition method or a modified retrospective transition using a cumulative-effect adjustment.  The adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2014-12 – Compensation – Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”).  ASU 2014-12 amends existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition.  ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted.  It can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2014-11 – Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”).  ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. ASU 2014-11 requires that these transactions all be accounted for as secured borrowings. The standard requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction and requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited.  The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective prospectively, for annual and interim periods, beginning after December 15, 2016. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

ASU 2014-04 – Receivables – Troubled Debt Restructurings by Creditors (“ASU 2014-04”).  ASU 2014-04 clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans to other real estate owned.  It defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan.  ASU 2014-04 is effective for fiscal years beginning after December 31, 2014, and early adoption is permitted.  It can be applied either prospectively or using a modified retrospective transition method.  The adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures.

There have been no other significant changes to the Company’s accounting policies from the 2014 Form 10-K.  Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

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

Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported net income available to common shareholders by weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing reported net income available to common shareholders by the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of earnings per common share for the three months ended March 31, 2015 and 2014:

(In thousands, except per share data)	2015	2014

Net income available to common shareholders	$8,709	$4,352

Average common shares outstanding	22,258	16,270
Average potential dilutive common shares	92	40
Average diluted common shares	22,350	16,310

Basic earnings per common share	$0.39	$0.27
Diluted earnings per common share	$0.39	$0.27

Subsequent Events

On April 28, 2015, the Company entered into a definitive agreement and plan of merger (the “Agreement”) with Ozark Trust & Investment Corporation (“OTIC”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks (“TCO”).  TCO is headquartered in Springfield, Missouri and has over $1 billion in assets under management.  Under the terms of the Agreement, each outstanding share of common stock of OTIC held by banks or bank holding companies will be converted into the right to receive $701.9268 in cash and each share of common stock or common stock equivalents held by any other type of shareholder will be converted into the right to receive 16.7205 shares of the Company’s common stock, all subject to certain conditions and potential adjustments.  The Company owns 1,000 shares of OTIC’s common stock, which it acquired through its acquisition of Liberty Bancshares, Inc. in February 2015.  The transaction is valued at $20.7 million (based on the Company’s April 27, 2015 closing price).  The purchase price will be allocated among the net assets of OTIC acquired as appropriate, with the remaining balance being reported as goodwill.  The transaction is subject to the routine regulatory review by the Missouri Department of Finance and other customary closing conditions.  The transaction is expected to close during the third quarter of 2015.  Upon closing, OTIC will merge into the Company.

NOTE 2:	ACQUISITIONS

Liberty Bancshares, Inc.

On February 27, 2015, the Simmons First National Corporation completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank (“LB”).  Simmons issued 5,181,337 shares of its common stock valued at approximately $212.2 million as of February 27, 2015 in exchange for all outstanding shares of Liberty common stock.

Prior to the acquisition, Liberty conducted banking business from 23 branches located in southwest Missouri.  Including the effects of the purchase accounting adjustments, the Company acquired approximately $1.1 billion in assets, approximately $780.7 million in loans including loan discounts and approximately $874.7 million in deposits.  The Company completed the systems conversion and merged LB into Simmons Bank on April 24, 2015.

Goodwill of $94.9 million was recorded as a result of the transaction.  The merger strengthened Simmons’ position in the southwest Missouri market and Simmons believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Liberty transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Liberty	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$102,637	$(14)	$102,623
Federal funds sold	7,060	--	7,060
Investment securities	99,123	(335)	98,788
Loans acquired, not covered by FDIC loss share	790,493	(9,835)	780,658
Allowance for loan losses	(10,422)	10,422	--
Premises and equipment	34,239	(1,229)	33,010
Bank owned life insurance	16,972	--	16,972
Core deposit intangible	699	13,857	14,556
Other intangibles	3,063	(3,063)	--
Other assets	17,703	(4,293)	13,410
Total assets acquired	$1,061,567	$5,510	$1,067,077

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$146,618	$--	$146,618
Interest bearing transaction accounts and savings deposits	543,183	--	543,183
Time deposits	184,913	--	184,913
Total deposits	874,714	--	874,714
FHLB borrowings	46,128	223	46,351
Subordinated debentures	20,620	--	20,620
Accrued interest and other liabilities	7,828	300	8,128
Total liabilities assumed	949,290	523	949,813
Equity	112,277	(112,277)	--
Total equity assumed	112,277	(112,277)	--
Total liabilities and equity assumed	$1,061,567	$(111,754)	$949,813
Net assets acquired			117,264
Purchase price			212,176
Goodwill			$94,912

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Liberty acquisition above.

Cash and due from banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.  Due from banks – time were acquired with an adjustment to fair value based on rates currently available to the Company for deposits in banks with similar maturities.

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

Premises and equipment – Bank premises and equipment were acquired with an adjustment to fair value, which represents the difference between the Company’s current analysis of property and equipment values completed in connection with the acquisition and book value acquired.

Bank owned life insurance – Bank owned life insurance is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $94.9 million.

Core deposit intangible – This intangible asset represents the value of the relationships that Liberty had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Other assets – The fair value adjustment results from certain assets whose value was estimated to be less than book value, such as certain prepaid assets, receivables and other miscellaneous assets.  The deferred tax asset, included in other assets, is based on 39.225% of fair value adjustments related to the acquired assets and assumed liabilities and on a calculation of future tax benefits.  The Company also recorded Liberty’s remaining deferred tax assets and liabilities as of the acquisition date.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  The Company performed a fair value analysis of the estimated weighted average interest rate of Liberty’s certificates of deposits compared to the current market rates. Based on the results of the analysis, the estimated fair value adjustment was immaterial.FHLB borrowings – The fair value of Federal Home Loan Bank borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Subordinated debentures – The fair value of subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest and other liabilities – The adjustment establishes a liability for unfunded commitments equal to the fair value of that liability at the date of acquisition.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition and due to the number of assets acquired and liabilities assumed.  Management will continue to review the estimated fair values of loans, property and equipment, intangible assets, subordinated debentures, and other assets and liabilities, and to evaluate the assumed tax positions.  The Company expects to finalize its analysis of the acquired loans and subordinated debentures along with the other acquired assets and assumed liabilities in this transaction over the next few months, within one year of the acquisition.  Therefore, adjustments to the estimated amounts and carrying values may occur.

The Company’s operating results for 2015 include the operating results of the acquired assets and assumed liabilities of Liberty subsequent to the acquisition date.

Community First Bancshares, Inc.

On February 27, 2015, the Simmons First National Corporation completed the acquisition of Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“FSB”).  Simmons issued 6,552,915 shares of its common stock valued at approximately $268.3 million as of February 27, 2015, plus $9,974 in cash in exchange for all outstanding shares of Community First common stock.  Simmons also issued $30.9 million of preferred stock in exchange for all outstanding shares of Community First preferred stock.

Prior to the acquisition, Community First conducted banking business from 33 branches located across Tennessee.  Including the effects of the purchase accounting adjustments, the Company acquired approximately $1.9 billion in assets, approximately $1.1 billion in loans including loan discounts and approximately $1.5 billion in deposits.  The Company expects to complete the systems conversion and merge FSB into Simmons Bank by September 4, 2015.

Goodwill of $111.6 million was recorded as a result of the transaction.  The merger allowed Simmons’ entrance into the Tennessee market and will serve as a launching platform for possible expansion into adjacent areas.  Simmons believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions.  Further Simmons believes it can benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market.  This combination of factors gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Community First transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Community First	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$39,848	$--	$39,848
Federal funds sold	76,508	--	76,508
Investment securities	570,199	(3,381)	566,818
Loans acquired, not covered by FDIC loss share	1,163,398	(26,855)	1,136,543
Allowance for loan losses	(14,635)	14,635	--
Foreclosed assets not covered by FDIC loss share	747	--	747
Premises and equipment	44,837	(2,794)	42,043
Bank owned life insurance	22,149	--	22,149
Goodwill	100	(100)	--
Core deposit intangible	--	11,273	11,273
Other intangibles	--	420	420
Deferred tax asset	3,700	3,866	7,566
Other assets	11,474	--	11,474
Total assets acquired	$1,918,325	$(2,936)	$1,915,389

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$103,825	$--	$103,825
Interest bearing transaction accounts and savings deposits	995,207	--	995,207
Time deposits	436,181	849	437,030
Total deposits	1,535,213	849	1,536,062
Federal funds purchased and securities sold under agreement to repurchase	16,230	--	16,230
FHLB borrowings	143,047	1,347	144,394
Subordinated debentures	21,754	--	21,754
Accrued interest and other liabilities	8,769	601	9,370
Total liabilities assumed	1,725,013	2,797	1,727,810
Equity	193,312	(193,312)	--
Total equity assumed	193,312	(193,312)	--
Total liabilities and equity assumed	$1,918,325	$(190,515)	$1,727,810
Net assets acquired			187,580
Purchase price			299,204
Goodwill			$111,624

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Community First acquisition above.

Cash and due from banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

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

Premises and equipment – Bank premises and equipment were acquired with an adjustment to fair value, which represents the difference between the Company’s current analysis of property and equipment values completed in connection with the acquisition and book value acquired.

Bank owned life insurance – Bank owned life insurance is carried at its current cash surrender value, which is the most reasonable estimate of fair value.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $111.6 million. Goodwill established prior to the acquisition was written off.

Core deposit intangible – This intangible asset represents the value of the relationships that Community First had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Other intangibles – This intangible asset represents the value of the relationships that Community First’s insurance subsidiary had with their customers.  The fair value of this intangible asset was estimated based on a combination of discounted cash flow methodology and a market valuation approach.

Deferred tax asset – The deferred tax asset is based on 39.225% of fair value adjustments related to the acquired assets and assumed liabilities and on a calculation of future tax benefits.  The Company also recorded Community First’s remaining deferred tax assets and liabilities as of the acquisition date.

Other assets – The carrying amount of these assets was deemed to be a reasonable estimate of fair value.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  The Company performed a fair value analysis of the estimated weighted average interest rate of Community First’s certificates of deposits compared to the current market rates and recorded a fair value adjustment for the difference.

Federal funds purchased and securities sold under agreement to repurchase – The carrying amount of federal funds purchased and securities sold under agreement to repurchase is a reasonable estimate of fair value based on the short-term nature of these liabilities.

FHLB borrowings – The fair value of Federal Home Loan Bank borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Subordinated debentures – The fair value subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest and other liabilities – The adjustment establishes a liability for unfunded commitments equal to the fair value of that liability at the date of acquisition.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition and due to the number of assets acquired and liabilities assumed.  Management will continue to review the estimated fair values of loans, foreclosed assets, property and equipment, intangible assets, subordinated debentures, and other assets and liabilities, and to evaluate the assumed tax positions.  The Company expects to finalize its analysis of the acquired loans and subordinated debentures along with the other acquired assets and assumed liabilities in this transaction over the next few months, within one year of the acquisition.  Therefore, adjustments to the estimated amounts and carrying values may occur.

The Company’s operating results for 2015 include the operating results of the acquired assets and assumed liabilities of Community First subsequent to the acquisition date.

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the three-months ended March 31, 2015 and 2014 gives effect to the Liberty and Community First acquisitions as if the acquisitions had occurred on January 1, 2014. Pro forma earnings for the three months ended March 31, 2015 were adjusted to exclude $7.4 million of acquisition-related costs, net of tax, incurred by Simmons during 2015. Supplemental pro-forma earnings for the three months ended March 31, 2014 were adjusted to include these charges. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

(dollars in thousands)	Three-months ended March 31, 2015	Three-months ended March 31, 2014
Revenue (1)	$97,265	$90,843
Net income	$23,273	$5,444
Earnings per share	$0.78	$0.19
(1)	Net interest income plus noninterest income.

Consolidated 2015 results included approximately $4.7 million of revenue and $1.5 million of net income attributable to the Liberty acquisition and $8.2 million of revenue and $2.2 million of net income attributable to the Community First acquisition.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2015				December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$390,625	$1,935	$(1,043)	$391,517	$418,914	$929	$(4,055)	$415,788
Mortgage-backed securities	28,535	276	(145)	28,666	29,743	56	(411)	29,388
State and political subdivisions	482,316	9,807	(210)	491,907	328,310	7,000	(573)	334,737
Other securities	947	-	-	947	620	-	-	620
Total HTM	$902,423	$12,012	$(1,398)	$913,037	$777,587	$7,985	$(5,039)	$780,533

Available-for-Sale
U.S. Treasury	$4,000	$8	$-	$4,008	$4,000	$1	$(9)	$3,992
U.S. Government agencies	346,786	355	(826)	346,315	275,381	15	(2,580)	272,816
Mortgage-backed securities	308,333	3,748	(70)	312,011	1,579	-	(7)	1,572
State and political subdivisions	13,342	110	-	13,452	6,536	7	(3)	6,540
Other securities	31,870	458	(731)	31,597	19,985	386	(8)	20,363
Total AFS	$704,331	$4,679	$(1,627)	$707,383	$307,481	$409	$(2,607)	$305,283

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at March 31, 2015, was $537.2 million, which is approximately 33.4% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$131,872	$(589)	$70,543	$(454)	$202,415	$(1,043)
Mortgage-backed securities	1,902	(13)	8,895	(132)	10,797	(145)
State and political subdivisions	31,294	(186)	2,920	(24)	34,214	(210)
Total HTM	$165,068	$(788)	$82,358	$(610)	$247,426	$(1,398)

Available-for-Sale
U.S. Government agencies	$196,571	$(500)	$79,311	$(326)	$275,882	$(826)
Mortgage-backed securities	12,300	(70)	--	--	12,300	(70)
State and political subdivisions	--	--	--	--	--	--
Equity Securities	515	(2)	--	--	515	(2)
Other	1,060	(729)	--	--	1,060	(729)
Total AFS	$210,446	$(1,301)	$79,311	$(326)	$289,757	$(1,627)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2015, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2015, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The book value of securities sold under agreements to repurchase equaled $104.4 million and $93.5 million for March 31, 2015 and December 31, 2014, respectively.

Income earned on securities for the three months ended March 31, 2015 and 2014, is as follows:

(In thousands)	2015	2014

Taxable:
Held-to-maturity	$1,389	$1,349
Available-for-sale	1,583	550
Non-taxable:
Held-to-maturity	2,602	2,619
Available-for-sale	305	31
Total	$5,879	$4,549

Maturities of investment securities at March 31, 2015, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$41,310	$41,392	$58,762	$58,752
After one through five years	414,115	414,863	247,200	246,659
After five through ten years	182,259	185,229	123,795	124,808
After ten years	264,739	271,553	243,476	246,322
Other securities (no maturity)	-	-	31,098	30,842
Total	$902,423	$913,037	$704,331	$707,383

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $888.6 million at March 31, 2015 and $520.4 million at December 31, 2014.

There were $2,000 of gross realized gains and $40,000 of realized losses from the sale of available for sale securities during the three months ended March 31, 2015.  There were no realized gains or losses on investment securities for the three months ended March 31, 2014.

The state and political subdivision debt obligations are primarily non-rated bonds representing small, Arkansas, Texas, Missouri and Tennessee issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2015, the Company’s loan portfolio was $4.64 billion, compared to $2.74 billion at December 31, 2014.  The various categories of loans are summarized as follows:

(In thousands)	March 31, 2015	December 31, 2014

Consumer:
Credit cards	$171,413	$185,380
Other consumer	107,486	103,402
Total consumer	278,899	288,782
Real Estate:
Construction	178,929	181,968
Single family residential	467,671	455,563
Other commercial	755,701	714,797
Total real estate	1,402,301	1,352,328
Commercial:
Commercial	324,815	291,820
Agricultural	105,228	115,658
Total commercial	430,043	407,478
Other	4,137	5,133
Legacy loans	2,115,380	2,053,721
Loans acquired, not covered by FDIC loss share (net of discount) (1)	2,418,440	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance) (1)	102,468	106,933
Total loans	$4,638,288	$2,736,634
______________________________
(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

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

Consumer – The consumer loan portfolio consists of credit card loans and other consumer loans.  The Company no longer originates or services student loans.  Credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio.  Although they are regularly reviewed to facilitate the identification and monitoring of creditworthiness, credit card loans are unsecured loans, making them more susceptible to be impacted by economic downturns resulting in increasing unemployment.  Other consumer loans include direct and indirect installment loans and overdrafts.  Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	March 31, 2015	December 31, 2014

Consumer:
Credit cards	$290	$197
Other consumer	401	405
Total consumer	691	602
Real estate:
Construction	5,341	4,863
Single family residential	4,600	4,010
Other commercial	2,755	1,522
Total real estate	12,696	10,395
Commercial:
Commercial	950	585
Agricultural	174	456
Total commercial	1,124	1,041
Total	$14,511	$12,038

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2015
Consumer:
Credit cards	$538	$439	$977	$170,436	$171,413	$--
Other consumer	1,205	388	1,593	105,893	107,486	116
Total consumer	1,743	827	2,570	276,329	278,899	116
Real estate:
Construction	1,798	828	2,626	176,303	178,929	--
Single family residential	3,023	2,568	5,591	462,080	467,671	3
Other commercial	3,453	1,406	4,859	750,842	755,701	--
Total real estate	8,274	4,802	13,076	1,389,225	1,402,301	3
Commercial:
Commercial	645	128	773	324,042	324,815	13
Agricultural	435	72	507	104,721	105,228	3
Total commercial	1,080	200	1,280	428,763	430,043	16
Other	--	--	--	4,137	4,137	--
Total	$11,097	$5,829	$16,926	$2,098,454	$2,115,380	$135

December 31, 2014
Consumer:
Credit cards	$687	$457	$1,144	$184,236	$185,380	$--
Other consumer	1,349	447	1,796	101,606	103,402	223
Total consumer	2,036	904	2,940	285,842	288,782	223
Real estate:
Construction	760	570	1,330	180,638	181,968	177
Single family residential	4,913	2,213	7,126	448,437	455,563	248
Other commercial	1,987	847	2,834	711,963	714,797	--
Total real estate	7,660	3,630	11,290	1,341,038	1,352,328	425
Commercial:
Commercial	381	354	735	291,085	291,820	--
Agricultural	119	109	228	115,430	115,658	40
Total commercial	500	463	963	406,515	407,478	40
Other	--	--	--	5,133	5,133	--
Total	$10,196	$4,997	$15,193	$2,038,528	$2,053,721	$688

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

March 31, 2015						Three Months Ended March 31, 2015
Consumer:
Credit cards	$439	$439	$--	$439	$13	$318	$5
Other consumer	572	544	8	552	91	586	9
Total consumer	1,011	983	8	991	104	904	14
Real estate:
Construction	8,098	7,482	--	7,482	464	7,251	115
Single family residential	4,789	4,385	240	4,625	781	4,475	71
Other commercial	3,310	2,590	128	2,718	564	2,100	33
Total real estate	16,197	14,457	368	14,825	1,809	13,826	219
Commercial:
Commercial	1,022	958	--	958	172	762	12
Agricultural	182	141	--	141	25	301	5
Total commercial	1,204	1,099	--	1,099	197	1,063	17
Total	$18,412	$16,539	$376	$16,915	$2,110	$15,793	$250

December 31, 2014						Three Months Ended March 31, 2014
Consumer:
Credit cards	$197	$197	$--	$197	$6	$494	$5
Other consumer	604	610	9	619	118	860	10
Total consumer	801	807	9	816	124	1,354	15
Real estate:
Construction	7,400	7,020	--	7,020	599	3,001	33
Single family residential	4,442	3,948	377	4,325	899	3,982	44
Other commercial	1,955	1,446	36	1,482	268	9,567	106
Total real estate	13,797	12,414	413	12,827	1,756	16,550	183
Commercial:
Commercial	1,227	566	--	566	102	638	7
Agricultural	501	460	--	460	83	82	1
Total commercial	1,728	1,026	--	1,026	185	720	8
Total	$16,236	$14,247	$422	$14,669	$2,065	$18,624	$206

At March 31, 2015, and December 31, 2014, impaired loans, net of government guarantees and excluding loans acquired, totaled $16.9 million and $14.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.1 million at March 31, 2015 and December 31, 2014.  Approximately $250,000 of interest income was recognized on average impaired loans of $15.8 million for the three months ended March 31, 2015.  Interest income recognized on impaired loans on a cash basis during the three months ended March 31, 2015 and 2014 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

March 31, 2015
Real estate:
Construction	-	$-	1	$383	1	$383
Single-family residential	2	392	3	351	5	743
Other commercial	3	1,835	1	608	4	2,443
Total real estate	5	2,227	5	1,342	10	3,569
Total	5	$2,227	5	$1,342	10	$3,569

December 31, 2014
Real estate:
Construction	-	$-	1	$391	1	$391
Single-family residential	2	393	1	3	3	396
Other commercial	3	1,840	1	614	4	2,454
Total real estate	5	2,233	3	1,008	8	3,241
Total	5	$2,233	3	$1,008	8	$3,241

The following table presents loans that were restructured as TDRs during the three months ended March 31, 2015 and 2014, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended March 31, 2015
Real estate:
Single-family residential	2	$348	$348	$348	$-	$-
Total real estate	2	348	348	348	-	-
Total	2	$348	$348	$348	$-	$-

Three Months Ended March 31, 2014
Real estate:
Single-family residential	1	$1,031	$1,031	$1,031	$-	$-
Total real estate	1	1,031	1,031	1,031	-	-
Total	1	$1,031	$1,031	$1,031	$-	$-

During the three months ended March 31, 2015, the Company modified two loans with a recorded investment of $348,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, no specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

There were no loans for which a payment default occurred during the three months ended March 31, 2015 and 2014, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial and real estate loans, (ii) the level of classified commercial and real estate loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the States of Arkansas, Kansas, Missouri and Tennessee.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system.   Loans acquired through FDIC-assisted transactions are accounted for in pools.  All of the non-covered loan pools accounted for under ASC Topic 310-30 were considered satisfactory (Risk Ratings 1 – 4) at March 31, 2015 and December 31, 2014, respectively.  Loans acquired in the Liberty, Community First, Metropolitan and Delta Trust acquisitions are evaluated individually and include purchased credit impaired loans of $36.0 million and $22.3 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of March 31, 2015 and December 31, 2014, respectively.  Of the remaining loans acquired in the Liberty, Community First, Metropolitan and Delta Trust transactions and accounted for under ASC Topic 310-20, $15.7 million and $16.6 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at March 31, 2015 and December 31, 2014, respectively.  Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC. During the 2014 quarterly impairment testing on the estimated cash flows of the credit impaired loans, the Company established that some of the pools covered by loss share from our FDIC-assisted transactions had experienced material projected credit deterioration.  As a result, the Company established a $1.0 million allowance for loan losses on covered loans by recording a provision for loan losses of $0.4 million (net of FDIC-loss share adjustments) during the period ended December 31, 2014.  There was no further projected credit deterioration and no addition to the allowance for covered loans during the period ended March 31, 2015.  See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding covered and non-covered loans acquired in FDIC-assisted transactions, were $105.0 million and $82.1 million, as of March 31, 2015 and December 31, 2014, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2015 and December 31, 2014, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2015
Consumer:
Credit cards	$170,974	$--	$439	$--	$--	$171,413
Other consumer	106,683	5	758	40	--	107,486
Total consumer	277,657	5	1,197	40	--	278,899
Real estate:
Construction	174,956	38	3,935	--	--	178,929
Single family residential	457,275	1,941	8,377	78	--	467,671
Other commercial	736,764	7,714	11,223	--	--	755,701
Total real estate	1,368,995	9,693	23,535	78	--	1,402,301
Commercial:
Commercial	301,561	1,667	21,579	8	--	324,815
Agricultural	105,034	20	174	--	--	105,228
Total commercial	406,595	1,687	21,753	8	--	430,043
Other	4,137	--	--	--	--	4,137
Loans acquired, not covered by FDIC loss share	2,332,979	27,043	56,231	2,159	28	2,418,440
Loans acquired, covered by FDIC loss share	102,468	--	--	--	--	102,468
Total	$4,492,831	$38,428	$102,716	$2,285	$28	$4,636,288

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2014
Consumer:
Credit cards	$184,923	$--	$457	$--	$--	$185,380
Other consumer	102,515	5	839	43	--	103,402
Total consumer	287,438	5	1,296	43	--	288,782
Real estate:
Construction	176,825	84	5,059	--	--	181,968
Single family residential	446,040	1,776	7,665	82	--	455,563
Other commercial	698,329	7,074	9,394	--	--	714,797
Total real estate	1,321,194	8,934	22,118	82	--	1,352,328
Commercial:
Commercial	271,017	1,544	19,248	11	--	291,820
Agricultural	115,106	20	532	--	--	115,658
Total commercial	386,123	1,564	19,780	11	--	407,478
Other	5,133	--	--	--	--	5,133
Loans acquired, not covered by FDIC loss share	535,728	1,435	36,958	1,854	5	575,980
Loans acquired, covered by FDIC loss share	106,933	--	--	--	--	106,933
Total	$2,642,549	$11,938	$80,152	$1,990	$5	$2,736,634

Net (charge-offs)/recoveries for the three months ended March 31, 2015 and 2014, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Consumer:
Credit cards	$(572)	$(545)
Student loans	--	(9)
Other consumer	(87)	(16)
Total consumer	(659)	(570)
Real estate:
Construction	--	(430)
Single-family residential	(251)	(311)
Other commercial	(30)	4
Total real estate	(281)	(737)
Commercial:
Commercial	(76)	(42)
Agriculture	--	(18)
Total commercial	(76)	(60)
Total	$(1,016)	$(1,367)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2015
Balance, beginning of period	$6,962	$15,161	$5,445	$1,460	$29,028
Provision for loan losses	(16)	673	654	(140)	1,171
Charge-offs	(245)	(293)	(785)	(220)	(1,543)
Recoveries	169	12	213	133	527
Net charge-offs	(76)	(281)	(572)	(87)	(1,016)
Balance, March 31, 2015	$6,870	$15,553	$5,527	$1,233	$29,183

Period-end amount allocated to:
Loans individually evaluated for impairment	$197	$1,809	$13	$91	$2,110
Loans collectively evaluated for impairment	6,673	13,744	5,514	1,142	27,073
Balance, March 31, 2015	$6,870	$15,553	$5,527	$1,233	$29,183

Activity in the allowance for loan losses for the three months ended March 31, 2014 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended March 31, 2014
Balance, beginning of period	$3,205	$16,885	$5,430	$1,922	$27,442
Provision for loan losses	363	245	559	(259)	908
Charge-offs	(74)	(806)	(816)	(146)	(1,842)
Recoveries	14	69	271	121	475
Net charge-offs	(60)	(737)	(545)	(25)	(1,367)
Balance, March 31, 2014	$3,508	$16,393	$5,444	$1,638	$26,983

Period-end amount allocated to:
Loans individually evaluated for impairment	$173	$1,540	$14	$163	$1,890
Loans collectively evaluated for impairment	3,335	14,853	5,430	1,475	25,093
Balance, March 31, 2014	$3,508	$16,393	$5,444	$1,638	$26,983

Period-end amount allocated to:
Loans individually evaluated for impairment	$185	$1,756	$6	$118	$2,065
Loans collectively evaluated for impairment	6,777	13,405	5,439	1,342	26,963
Balance, December 31, 2014	$6,962	$15,161	$5,445	$1,460	$29,028

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

March 31, 2015
Loans individually evaluated for impairment	$1,099	$14,825	$439	$552	$16,915
Loans collectively evaluated for impairment	428,944	1,387,476	170,974	111,071	2,098,465
Balance, end of period	$430,043	$1,402,301	$171,413	$111,623	$2,115,380

December 31, 2014
Loans individually evaluated for impairment	$1,026	$12,827	$197	$619	$14,669
Loans collectively evaluated for impairment	406,452	1,339,501	185,183	107,916	2,039,052
Balance, end of period	$407,478	$1,352,328	$185,380	$108,535	$2,053,721

NOTE 5:	LOANS ACQUIRED

During the first quarter of 2015, the Company evaluated $769.9 million of net loans ($774.8 million gross loans less $4.9 million discount) purchased in conjunction with the acquisition of Liberty, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans. The Company evaluated the remaining $10.7 million of net loans ($15.7 million gross loans less $5.0 million discount) purchased in conjunction with the acquisition of Liberty for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Also during the first quarter of 2015, the Company evaluated $1.13 billion of net loans ($1.15 billion gross loans less $23.7 million discount) purchased in conjunction with the acquisition of Community First, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans. The Company evaluated the remaining $7.0 million of net loans ($10.1 million gross loans less $3.1 million discount) purchased in conjunction with the acquisition of Community First for impairment in accordance with the provisions of ASC Topic 310-30.

The Company evaluated all of the loans acquired during 2013 – 2014 using the same methodologies as in the 2015 acquisitions.

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

The following table reflects the carrying value of all acquired loans as of March 31, 2015 and December 31, 2014:

	Loans Acquired
(in thousands)	March 31, 2015	December 31, 2014

Consumer:
Other consumer	$131,168	$8,514
Total consumer	131,168	8,514
Real estate:
Construction	158,101	46,911
Single family residential	723,658	175,970
Other commercial	1,162,870	390,877
Total real estate	2,044,629	613,758
Commercial:
Commercial	314,723	56,134
Agricultural	23,400	4,507
Total commercial	338,123	60,641
Other	6.988	60,641
Total loans acquired (1)	$2.520.908	$682,913
______________________
(1)	Loans acquired include $102.5 million and $106.9 million (each net of $1.0 million allowance) of loans covered by FDIC loss share agreements at March 31, 2015 and December 31, 2014, respectively.

Nonaccrual acquired loans, excluding loans covered by loss share accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	March 31, 2015	December 31, 2014

Consumer:
Other consumer	$22	$29
Total consumer	22	29
Real estate:
Construction	336	105
Single family residential	1,452	2,018
Other commercial	2,046	271
Total real estate	3,834	2,394
Commercial:
Commercial	591	291
Agricultural	126	3
Total commercial	717	294
Total	$4,573	$2,717

An age analysis of past due acquired loans, excluding loans covered by loss share, segregated by class of loans, is as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2015
Consumer:
Other consumer	$296	$91	$387	$130,779	$131,166	$11
Total consumer	296	91	387	130,779	131,166	11
Real estate:
Construction	604	111	715	149,015	149,730	--
Single family residential	5,179	4,522	9,701	679,850	689,551	1,552
Other commercial	5,409	8,469	13,878	1,097,724	1,111,601	--
Total real estate	11,192	13,102	24,294	1,926,588	1,950,882	1,552
Commercial:
Commercial	2,509	1,221	3,790	303,172	306,902	186
Agricultural	1,089	--	1,089	21,447	22,536	--
Total commercial	3,598	1,221	4,819	324,619	329,438	186
Other	--	--	--	6,954	6,954	--

Total	$15,086	$14,414	$29,500	$2,388,940	$2,418,440	$1,749

December 31, 2014
Consumer:
Other consumer	$70	$34	$104	$8,407	$8,511	$5
Total consumer	70	34	104	8,407	8,511	5
Real estate:
Construction	292	105	397	36,450	36,847	--
Single family residential	3,804	2,906	6,710	138,383	145,093	594
Other commercial	1,415	5,994	7,409	326,759	334,168	--
Total real estate	5,511	9,005	14,516	501,592	516,108	594
Commercial:
Commercial	110	421	531	46,730	47,261	--
Agricultural	--	--	--	4,100	4,100	--
Total commercial	110	421	531	51,360	51,361	--

Total	$5,691	$9,460	$15,151	$560,829	$575,980	$599

The following table presents a summary of acquired loans, excluding loans covered by loss share, by credit risk rating, segregated by class of loans (see Note 4, Loans an Allowance for Loan Losses, for discussion of loan risk rating).

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2015
Consumer:
Other consumer	$130,750	$--	$416	$--	$--	$131,166
Total consumer	130,750	--	416	--	--	131,166
Real estate:
Construction	139,843	2,602	7,285	--	--	149,730
Single family residential	666,400	10,289	10,720	2,114	28	689,551
Other commercial	1,074,127	10,812	26,662	--	--	1,111,60
Total real estate	1,880,370	23,703	44,667	2,114	28	1,950,882
Commercial:
Commercial	294,464	3,135	9,258	45	--	306,902
Agricultural	20,489	157	1,890	--	--	22,536
Total commercial	314,953	3,292	11,148	45	--	329,438
Other	6,906	48	--	--	--	6,954

Total	$2,332,979	$27,043	$56,231	$2,159	$28	$2,418,440

December 31, 2014
Consumer:
Other consumer	$8,479	$--	$32	$--	$--	$8,511
Total consumer	8,479	--	32	--	--	8,511
Real estate:
Construction	27,430	78	9,339	--	--	36,847
Single family residential	135,240	683	7,311	1,854	5	145,093
Other commercial	317,965	605	15,598	--	--	334,168
Total real estate	480,635	1,366	32,248	1,854	5	516,108
Commercial:
Commercial	43,585	69	3,607	--	--	47,261
Agricultural	3,030	-	1,070	--	--	4,100
Total commercial	46,615	69	4,677	--	--	51,361

Total	$535,729	$1,435	$36,957	$1,854	$5	$575,980

Loans acquired as a part of the Liberty, Community First, Metropolitan and Delta Trust transactions were individually evaluated and recorded at estimated fair value, including estimated credit losses, at the time of acquisition.  The loans acquired in FDIC assisted transactions were grouped into pools based on common risk characteristics and the pools were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loans and loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to the Company’s legacy loan portfolio, with most focus being placed on those loans which include the larger loan relationships and those loans which exhibit higher risk characteristics.

The following is a summary of the non-covered loans acquired in the Liberty acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$774,777	$15,716
Non-accretable difference (expected losses and foregone interest)	--	(4,978)
Cash flows expected to be collected at acquisition	774,777	10,738
Accretable yield	(4,869)	12
Basis in acquired loans at acquisition	$769,908	$10,750

The following is a summary of the non-covered loans acquired in the Community First acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$1,153,255	$10,143
Non-accretable difference (expected losses and foregone interest)	--	(3,247)
Cash flows expected to be collected at acquisition	1,153,255	6,896
Accretable yield	(23,712)	104
Basis in acquired loans at acquisition	$1,129,543	$7,000

The amount of the estimated cash flows expected to be received from the acquired loan pools and purchased credit impaired loans in excess of the fair values recorded for the loan pools and the purchased credit impaired loans is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired loan pools and purchased credit impaired loans, and adjustments may or may not be required.  This has resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans or loan pools. For those loan pools covered by FDIC loss share, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  The estimated adjustments to the indemnification assets are amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.

The impact of the adjustments on the Company’s financial results for the three months ended March 31, 2015 and 2014 is shown below:

	Three Months Ended March 31,
(In thousands)	2015	2014

Impact on net interest income	$6,102	$7,391
Non-interest income	(2,745)	(7,441)
Net impact to pre-tax income	3,357	(50)

Net impact, net of taxes	$2,040	$(30)

These adjustments will be recognized over the remaining lives of the loans for purchased credit impaired loans.  For FDIC acquisition loans, the adjustments will be recognized over the remaining lives of the loan pools and, for covered loans, over the remainder of the loss sharing agreements, respectively.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $14.3 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $6.6 million.  Of the remaining adjustments, the Company expects to recognize $6.2 million of interest income and a $5.6 million reduction of non-interest income, for a net reduction to pre-tax income of approximately $0.6 million during the remainder of 2015.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools and purchased credit impaired loans..

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$20,635	$169,098	$41,385	$234,785
Additions	(116)	17,750	--	--
Accretable yield adjustments	3,074	--	1,483	--
Accretion	(6,367)	6,367	(9,326)	9,326
Payments and other reductions, net	--	(15,524)	--	(25,579)
Balance, ending	$17,226	$177,691	$33,542	$218,532

Purchased impaired loans on the FDIC-assisted transactions are evaluated in pools with similar characteristics.  Because some pools evaluated by the Company, covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $1.0 million allowance for loan losses for covered purchased impaired loans.  For Liberty, Community First, Metropolitan and Delta Trust, purchased impaired loans are evaluated on an individual borrower basis.  No loans, not covered by loss share, evaluated by the Company were determined to have experienced further impairment.  Therefore, there were no allowances for loan losses related to the non-covered purchased impaired loans at March 31, 2015 or December 31, 2014.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In thousands)	2015	2014

Beginning balance	$8,308	$6,768
Amortization expense	40	43
Adjustments related to changes in expected losses	254	442
Balance, ending	$8,602	$7,253

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $314.6 million at March 31, 2015 and $108.1 million at December 31, 2014.  The Company recorded $94.9 million and $111.6 of goodwill during the three months ended March 31, 2015 as a result of its acquisitions of Community First and Liberty, respectively.  Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2015 or the year ended December 31, 2014.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.  Core deposit premiums of $11.3 million and $14.6 million were recorded during the first quarter of 2015 as part of the Community First and Liberty acquisitions, respectively.

The Delta Trust acquisition on August 31, 2014 included some significant lines of business related to investments, trust and insurance, for which the Company recorded $5.1 million of intangible assets.  The Company also recorded $0.4 million of intangible assets during the three months ended March 31, 2015 related to a line of insurance business as part of the Community First acquisition.  These intangible assets are being amortized over various periods ranging from 10 to 15 years.
On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million.  This intangible asset is being amortized over a five year period.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2015 and December 31, 2014, were as follows:

(In thousands)	March 31, 2015	December 31, 2014

Goodwill	$314,643	$108,095
Core deposit premiums:
Gross carrying amount	44,030	18,318
Accumulated amortization	(2,939)	(2,386)
Core deposit premiums, net	41,091	15,932
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(621)	(517)
Purchased credit card relationships, net	1,447	1,551
Books of business intangible:
Gross carrying amount	5,560	5,140
Accumulated amortization	(211)	(97)
Books of business intangible, net	5,349	5,043
Other intangible assets, net	47,887	22,526
Total goodwill and other intangible assets	$362,530	$130,621

Core deposit premium amortization expense recorded for the three months ended March 31, 2015 and 2014, was $670,000 and $350,000, respectively.  The Company’s estimated remaining amortization expense on core deposit premiums as of March 31, 2015 is as follows:

(In thousands)	Year	Amortization Expense
	2015	$3,302
	2016	4,400
	2017	4,400
	2018	4,400
	2019	4,400
	Thereafter	20,189
	Total	$41,091

PCCR amortization expense recorded for the three months ended March 31, 2015 and 2014 was $103,000.  The Company’s estimated remaining amortization expense on PCCR’s as of March 31, 2015 is as follows:

(In thousands)	Year	Amortization Expense
	2015	$310
	2016	414
	2017	414
	2018	309
	Total	$1,447

Book of business amortization expense recorded for the three months ended March 31, 2015 was $120,000.  There was no book of business amortization expense recorded for the three months ended March 31, 2014.  The Company’s estimated remaining amortization expense on the books of business as of March 31, 2015 is as follows:

(In thousands)	Year	Amortization Expense
	2015	$300
	2016	427
	2017	427
	2018	427
	2019	427
	Thereafter	3,341
	Total	$5,349

NOTE 7:	TIME DEPOSITS

Time deposits include approximately $464,270,000 and $434,297,000 of certificates of deposit of $100,000 or more at March 31, 2015, and December 31, 2014, respectively.

NOTE 8:	INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2015	March 31, 2014
Income taxes currently payable	$5,760	$3,599
Deferred income taxes	(1,578)	(2,667)
Provision for income taxes	$4,182	$932

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	March 31, 2015	December 31, 2014

Deferred tax assets:
Loans acquired	$31,413	$16,925
FDIC true-up liability	2,797	2,792
Allowance for loan losses	11,444	11,749
Valuation of foreclosed assets	15,420	14,167
Tax NOLs from acquisition	11,819	11,819
Deferred compensation payable	2,533	1,536
Vacation compensation	1,630	1,456
Accumulated depreciation	--	1,937
Loan interest	2,099	1,693
Accrued pension and profit sharing	1,793	1,793
Accrued equity and other compensation	4,814	3,356
Acquired securities	2,083	2,568
Accrued merger related costs	2,730	2,464
Basis difference in partnership investments	812	617
Unrealized loss on available-for-sale securities	--	862
Other	3,173	1,666
Gross deferred tax assets	94,560	77,400

Deferred tax liabilities:
Goodwill and other intangible amortization	(25,780)	(16,953)
FDIC acquired assets	(1,754)	(4,377)
Deferred loan fee income and expenses, net	(1,663)	(1,515)
FHLB stock dividends	(2,227)	(1,160)
Limitations under IRC Sec 382	(10,839)	(11,169)
Prepayment liabilities	(1,979)	(1,141)
Accumulated depreciation	(402)	--
Unrealized gain on available-for-sale securities	(1,197)	--
Other	(545)	(337)
Gross deferred tax liabilities	(46,386)	(36,652)

Net deferred tax asset, included in other assets	$48,174	$40,748

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2015	March 31, 2014

Computed at the statutory rate (35%)	$4,504	$1,849
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	308	47
Tax exempt interest income	(1,024)	(933)
Tax exempt earnings on BOLI	(152)	(115)
Other differences, net	546	84
Actual tax provision	$4,182	$932

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

NOTE 9:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at March 31, 2015 and December 31, 2014 consisted of the following components:

(In thousands)	March 31, 2015	December 31, 2014

Other Borrowings
FHLB advances, due 2015 to 2033, 0.35% to 7.38% secured by residential real estate loans	$241,960	$71,582
Notes payable, due 04/30/2015 to 12/31/2016, 3.25%, floating rate, unsecured	43,100	43,100
	285,060	114,682
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	11,444	-
Trust preferred securities, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	-
Trust preferred securities, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,155	-
Trust preferred securities, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,155	-
Trust preferred securities, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	-
	62,994	20,620
Total other borrowings and subordinated debentures	$348,054	$135,302

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan.  This debt is unsecured and is scheduled to be repaid in three years or less, by December 31, 2016.

At March 31, 2015, the Company had $40.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $242.0 million at March 31, 2015, with approximately $821.7 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $919.5 million at March 31, 2015.

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

Aggregate annual maturities of long-term debt at March 31, 2015, are:

(In thousands)	Year	Annual Maturities

	2015	$149,016
	2016	38,348
	2017	75,417
	2018	6,558
	2019	2,743
	Thereafter	75,972
	Total	$348,054

NOTE 10:	CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 11:	COMMON STOCK

During 2012, the Company announced the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding at that time.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.  The Company suspended its stock repurchases in August of 2013, with 154,136 shares remaining available for repurchase under the program.

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

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  At March 31, 2015, the Company’s subsidiary banks had approximately $8.1 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under the newly adopted Basel III Rules, the criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, an 8% "Tier 1 risk-based capital" ratio, 10% "total risk-based capital" ratio; and a 6.50% “common equity Tier1 (“CETI”) ratio.  As of March 31, 2015, The Company’s subsidiary banks met the capital standards for a well-capitalized institution.  The Company's CET1atio was 13.57% at March 31, 2015.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2015:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2015	119,690	$27.72	226,932	$31.88
Granted	113,695	42.76	57,225	41.02
Stock Options Exercised	(10,410)	26.90	--	--
Stock Awards Vested	--	--	(79,984)	40.31
Forfeited/Expired	--	--	(9,500)	39.56
Balance, March 31, 2015	222,975	$35.42	194,673	$30.73

Exercisable, March 31, 2015	109,280	$27.79

The following table summarizes information about stock options under the plans outstanding at March 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$24.50	-	$24.50	15,250	0.15	$24.50	15,250	$24.50
26.19	-	27.67	30,600	1.13	26.21	30,600	26.21
28.42	-	28.42	32,300	2.16	28.42	32,300	28.42
30.31	-	30.31	31,130	3.16	30.31	31,130	30.31
40.57	-	40.57	48,690	9.75	40.57	--	--
44.40	-	44.40	65,005	9.98	44.40	--	--

Total stock-based compensation expense was $485,000 and $361,000 during the three months ended March 31, 2015 and 2014, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $901,000 of unrecognized stock-based compensation expense related to stock options at March 31, 2015.  There was no unrecognized stock-based compensation expense related to stock options at March 31, 2014.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2015 was $2,240,000 and $1,932,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $45.47 as of March 31, 2015, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and March 31, 2014, was $193,000 and $188,000, respectively.

NOTE 14:	ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
(In thousands)	2015	2014

Interest paid	$3,372	$3,447
Income taxes paid	7,274	1,266
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	2,774	1,386
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	435	520
Transfers of premises held for sale to foreclosed assets held for sale	6,126	--

NOTE 15:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2015	2014

Professional services	$1,804	$1,354
Postage	933	915
Telephone	861	701
Credit card expense	1,989	1,706
Operating supplies	454	516
Amortization of intangibles	899	453
Branch right sizing expense	35	3,878
Other expense	5,131	3,847
Total other operating expenses	$12,106	$13,370

NOTE 16:	CERTAIN TRANSACTIONS

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

At March 31, 2015, the Company had outstanding commitments to extend credit aggregating approximately $493,685,000 and $760,230,000 for credit card commitments and other loan commitments.  At December 31, 2014, the Company had outstanding commitments to extend credit aggregating approximately $480,653,000 and $439,053,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $27,073,000 and $16,217,000 at March 31, 2015, and December 31, 2014, respectively, with terms ranging from 9 months to 15 years.  At March 31, 2015 and December 31, 2014, the Company’s deferred revenue under standby letter of credit agreements was approximately $5,000 and $13,000, respectively.

NOTE 18:	PREFERRED STOCK

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”).  The preferred stock is held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualifies as Tier 1 capital and will pay quarterly dividends.  The rate will remain fixed at 1% through February 18, 2016, at which time it will convert to a fixed rate of 9%. The Company plans to redeem the Simmons Series A Preferred Stock in the first quarter of 2016.

NOTE 19:	FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$4,008	$-	$4,008	$-
U.S. Government agencies	346,315	-	346,315	-
Mortgage-backed securities	312,011	-	312,011	-
State and political subdivisions	13,452	-	13,452	-
Other securities	31,597	-	31,597	-
Assets held in trading accounts	6,528	2,809	3,719	-

December 31, 2014
ASSETS
Available-for-sale securities
U.S. Treasury	$3,992	$-	$3,992	$-
U.S. Government agencies	272,816	-	272,816	-
Mortgage-backed securities	1,572	-	1,572	-
State and political subdivisions	6,540	-	6,540	-
Other securities	20,363	-	20,363	-
Assets held in trading accounts	6,987	3,320	3,667	-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of March 31, 2015 and December 31, 2014, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $50.7 million and $44.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2015 and December 31, 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015
ASSETS
Impaired loans (1) (2) (collateral dependent)	$14,731	$-	$-	$14,731
Foreclosed assets held for sale (1)	2.029	-	-	2,029

December 31, 2014
ASSETS
Impaired loans (1) (2) (collateral dependent)	$12,276	$-	$-	$12,276
Foreclosed assets held for sale (1)	3,417	-	-	3,417
________________________
(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)
Specific allocations of $880,000 and $733,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended March 31, 2015 and December 31, 2014, respectively

ASC Topic 825, Financial Instruments, requires disclosure in annual and interim financial statements of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents and interest bearing balances due from banks – time – The carrying amount for cash and cash equivalents approximates fair value (Level 1).  The fair value of interest bearing balances due from banks - time is estimated using a discounted cash flow calculation that applies the rates currently offered on deposits of similar remaining maturities (Level 2).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2015
Financial assets:
Cash and cash equivalents	$685,828	$685,828	$--	$--	$685,828
Interest bearing balances due from banks - time	25,000	--	24,986	--	24,986
Held-to-maturity securities	902,423	--	913,037	--	913,037
Mortgage loans held for sale	25,513	--	--	25,513	25,513
Interest receivable	24,719	--	24,719	--	24,719
Legacy loans, net	2,086,197	--	--	2,095,657	2,095,657
Loans acquired, not covered by FDIC loss share	2,418,440	--	--	2,429,407	2,429,407
Loans acquired, covered by FDIC loss share	102,468	--	--	102,933	102,933
FDIC indemnification asset	15,965	--	--	15,965	15,965

Financial liabilities:
Non-interest bearing transaction accounts	1,123,966	--	1,123,966	--	1,123,966
Interest bearing transaction accounts and savings deposits	3,627,870	--	3,627,870	--	3,627,870
Time deposits	1,522,872	--	--	1,523,149	1,523,149
Federal funds purchased and securities sold under agreements to repurchase	111,484	--	111,484	--	111,484
Other borrowings	285,060	--	288,198	--	288,198
Subordinated debentures	62,994	--	58,039	--	58,039
Interest payable	2,445	--	2,445	--	2,445

December 31, 2014
Financial assets:
Cash and cash equivalents	$335,909	$335,909	$--	$--	$335,909
Held-to-maturity securities	777,587	--	780,533	--	780,533
Mortgage loans held for sale	21,265	--	--	21,265	21,265
Interest receivable	16,774	--	16,774	--	16,774
Legacy loans	2,024,693	--	--	2,022,889	2,022,889
Loans acquired, not covered by FDIC loss share	575,980	--	--	560,651	560,651
Loans acquired, covered by FDIC loss share	106,933	--	--	105,789	105,789
FDIC indemnification asset	22,663	--	--	22,663	22,663

Financial liabilities:
Non-interest bearing transaction accounts	889,260	--	889,260	--	889,260
Interest bearing transaction accounts and savings deposits	2,006,271	--	2,006,271	--	2,006,271
Time deposits	965,187	--	--	967,900	967,900
Federal funds purchased and securities sold under agreements to repurchase	110,586	--	110,586	--	110,586
Other borrowings	114,682	--	114,698	--	114,698
Subordinated debentures	20,620	--	16,115	--	16,115
Interest payable	1,147	--	1,147	--	1,147

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Little Rock, Arkansas
May 11, 2015

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2015 was $8.7 million and diluted earnings per share were $0.39, compared to net income of $4.4 million and $0.27 diluted earnings per share for the same period of 2014.

Net income for the quarter in both 2015 and 2014 included significant nonrecurring items that impacted net income, all related to our acquisitions.  Excluding all nonrecurring items, core earnings for the three months ended March 31, 2015 were $15.7 million, or $0.70 diluted core earnings per share, compared to $7.5 million, or $0.46 diluted core earnings per share for the same period in 2014.  Diluted core earnings per share increased by $0.24, or 52.2%.  See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

During the second quarter of 2014 we entered into a definitive agreement and plan of merger with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”).  During the second quarter of 2014 we also entered into a definitive agreement and plan of merger with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank.  On February 27, 2015, we closed the transactions to acquire Community First and Liberty and at March 31, 2015 Liberty Bank and First State operated as independently chartered banks.  Liberty Bank was subsequently merged into our lead bank, Simmons First National Bank, on April 24, 2015 with a simultaneous systems conversion.  We expect to merge First State into Simmons First National Bank during the third quarter of 2015.  As a result of these acquisitions, we recognized $7.0 million in after tax merger related expenses during the quarter.

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

Stockholders’ equity as of March 31, 2015 was $1.014 billion, book value per share was $32.93 and tangible book value per share was $20.78.  Our ratio of stockholders’ equity to total assets was 13.0% and the ratio of tangible stockholders’ equity to tangible assets was 8.3% at March 31, 2015.  The Company’s Tier I leverage ratio of 8.2%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $7.82 billion at March 31, 2015, compared to $4.64 billion at December 31, 2014 and $4.40 billion at March 31, 2014.  Total loans, including loans acquired, were $4.64 billion at March 31, 2015, compared to $2.74 billion at December 31, 2014 and $2.37 billion at March 31, 2014.  We continue to have good asset quality.

Simmons First National Corporation is a $7.8 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas, Missouri and Tennessee.

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

Net Interest Income

For the three month period ended March 31, 2015, net interest income on a fully taxable equivalent basis was $54.8 million, an increase of $11.6 million, or 21.1%, over the same period in 2015.  The increase in net interest income was the result of a $12.4 million increase in interest income and a $0.8 million increase in interest expense.

The increase in interest income primarily resulted from a $10.8 million increase in interest income on loans, consisting of legacy loans and acquired loans.  The increase in loan volume during 2015 generated $15.7 million of additional interest income, while a 77 basis point decline in yield resulted in a $4.9 million decrease in interest income.  The interest income increase from loan volume was primarily due to our Liberty, Community First and Delta Trust acquisitions; however, a significant portion of the increase in loan interest income can be attributed to our legacy loan growth of $336 million, or 18.9%, from the same period last year.

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

For the three months ended March 31, 2015, the adjustments decreased interest income by $1.3 million and decreased non-interest income by $4.7 million compared to the same period in 2014.  The net increase to 2015 first quarter pre-tax income was $3.4 million from 2014.  Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $14.3 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $6.7 million.  Of the remaining adjustments, we expect to recognize $6.2 million of interest income and a $5.8 million reduction of non-interest income for a net reduction to pre-tax income of approximately $610,000 during the remainder of 2015.  The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $0.8 million increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Liberty, Community First and Delta Trust acquisitions.

Net Interest Margin

Our net interest margin decreased 20 basis points to 4.34% for the three month period ended March 31, 2015, when compared to 4.54% for the same period in 2014.  The most significant factor in the declining margin is the impact of the decrease in accretable yield adjustments discussed above.  Normalized for the accretable yield adjustments, our net interest margin at March 31, 2015 and 2014 was 3.86% and 3.76%, respectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2015 and 2014, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2015, versus March 31, 2014.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended March 31,
(In thousands)	2015	2014

Interest income	$57,255	$45,034
FTE adjustment	1,846	1,692
Interest income – FTE	59,101	46,726
Interest expense	4,293	3,489
Net interest income – FTE	$54,808	$43,237

Yield on earning assets – FTE	4.68%	4.91%
Cost of interest bearing liabilities	0.42%	0.44%
Net interest spread – FTE	4.26%	4.47%
Net interest margin – FTE	4.34%	4.54%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended March 31, 2015 vs. 2014

Increase due to change in earning assets	$16,822
Decrease due to change in earning asset yields	(4,447)
Decrease due to change in interest bearing liabilities	(970)
Increase due to change in interest rates paid on interest bearing liabilities	166
Increase in net interest income	$11,571

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2015 and 2014.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2015			2014
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$371,195	$210	0.23	$507,936	$279	0.22
Federal funds sold	56,846	29	0.21	385	1	1.05
Investment securities - taxable	946,932	2,011	0.86	656,898	1,899	1.17
Investment securities - non-taxable	338,575	5,714	6.84	315,431	4,332	5.57
Mortgage loans held for sale	14,655	148	4.10	6,668	69	4.20
Assets held in trading accounts	6,782	3	0.18	7,212	5	0.28
Loans	3,386,853	50,986	6.11	2,367,102	40,141	6.88
Total interest earning assets	5,121,838	59,101	4.68	3,861,632	46,726	4.91
Non-earning assets	648,896			524,205
Total assets	$5,770,734			$4,385,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$2,601,046	$1,348	0.21	$1,854,510	$692	0.15
Time deposits	1,154,492	1,596	0.56	1,096,620	1,577	0.58
Total interest bearing deposits	3,755,538	2,944	0.32	2,951,130	2,269	0.31
Federal funds purchased and securities sold under agreement to repurchase	121,568	64	0.21	115,018	53	0.19
Other borrowings	183,953	1,051	2.32	117,588	1,010	3.48
Subordinated debentures	35,686	234	2.66	20,620	157	3.09
Total interest bearing liabilities	4,096,745	4,293	0.42	3,204,356	3,489	0.44
Non-interest bearing liabilities:
Non-interest bearing deposits	946,979			735,101
Other liabilities	43,825			36,967
Total liabilities	5,087,549			3,976,424
Stockholders’ equity	683,185			409,413
Total liabilities and stockholders’ equity	$5,770,734			$4,385,837
Net interest spread			4.26			4.47
Net interest margin		$54,808	4.34		$43,237	4.54

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2015, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31, 2015 over 2014
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks	$(77)	$8	$(69)
Federal funds sold	30	(2)	28
Investment securities - taxable	699	(587)	112
Investment securities - non-taxable	336	1,046	1,382
Mortgage loans held for sale	81	(2)	79
Assets held in trading accounts	-	(2)	(2)
Loans	15,753	(4,908)	10,845
Total	16,822	(4,447)	12,375

Interest expense:
Interest bearing transaction and savings accounts	334	322	656
Time deposits	81	(62)	19
Federal funds purchased and securities sold under agreements to repurchase	3	8	11
Other borrowings	450	(409)	41
Subordinated debentures	102	(25)	77
Total	970	(166)	804
Increase (decrease) in net interest income	$15,852	$(4,281)	$11,571

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

The provision for loan losses for the three month period ended March 31, 2015, was $1.2 million, compared to $0.9 million for the three month period ended March 31, 2014, an increase of $0.3 million.  See Allowance for Loan Losses section for additional information.

NON-INTEREST INCOME

Total non-interest income was $18.5 million for the three month period ended March 31, 2015, an increase of $9.3 million, or 101%, compared to $9.2 million for the same period in 2014.

As previously discussed in the Net Interest Income section, there was a $4.7 million increase in non-interest income from the three month period ended March 31, 2015 to the same period of 2014 due to reductions in the amortization of the indemnification asset expected to be collected from the FDIC covered loan portfolios.    Excluding the indemnification asset amortization adjustments, non-interest income increased $4.6 million, or 50.0%, due primarily to the addition of Delta Trust, Liberty and First State.

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

Table 5 shows non-interest income for the three month periods ended March 31, 2015 and 2014, respectively, as well as changes in 2015 from 2014.

Table 5:  Non-Interest Income

	Three Months Ended March 31		2015 Change from
(In thousands)	2015	2014	2014
Trust income	$2,251	$1,537	$714	46.45%
Service charges on deposit accounts	6,363	6,068	295	4.86
Other service charges and fees	1,827	1,866	(39)	-2.09
Mortgage lending income	2,262	810	1,452	179.26
Investment banking income	894	181	713	393.92
Credit card fees	5,648	4,600	1,048	22.78
Bank owned life insurance income	572	330	242	73.33
Gain (loss) on sale of Sec, net	(38)	--	(38)	100
Net (loss) gain on assets covered by FDIC loss share agreements	(2,671)	(7,370)	4,699	-63.76
Other income	1,390	1,176	214	18.20
Total non-interest income	$18,498	$9,198	$9,300	101.11%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended March 31, 2015, was $16.1 million, an increase of $2.1 million from the three month period ended March 31, 2014.  Trust income increased by $714,000, or 46.45%, and service charges on deposit accounts increased by $295,000, or 4.86%.  The majority of the increase was due to the additions of accounts from the Delta Trust, Community First and Liberty acquisitions.

Mortgage lending income increased by $1.5 million for the three months ended March 31, 2015 compared to last year, due primarily to additional lenders and customers as a result of the Delta Trust, Community First and Liberty acquisitions.  Investment banking income increased by $713,000, due primarily to the addition of the retail investment banking operation of Delta Trust.

Net loss on assets covered by FDIC loss share agreements decreased by $4.7 million.  As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, amortization of the indemnification assets, a reduction of non-interest income, declined $4.7 million during the first quarter of 2015 as compared to 2014, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.

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

Non-interest expense for the three months ended March 31, 2015 was $57.4 million, an increase of $12.8 million, or 28.8%, from the same period in 2014.  The most significant impact to non-interest expense were the following nonrecurring items.

First, we saw a $9.1 million increase in merger related costs from last year.  Included in the first quarter of 2015 were $10.4 million in merger related costs from our February acquisitions of Liberty and Community First.  In the same period of 2014 we recorded $1.3 million of merger related costs associated with our Metropolitan and Delta Trust acquisitions.

Second, branch right sizing expense for the first quarter of 2015 decreased by $4.5 million from the same period in 2014. We had only $35,000 of branch right sizing expense in 2015, compared to $4.5 million in 2014.  The first quarter 2014 expenses were associated with the closure of eleven legacy Simmons branches as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.

Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense for the three months ended March 31, 2015 increased $8.2 million, or 21.0%, from the same period in 2014, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits increased by $4.3 million for the three months ended March 31, 2015 and furniture and equipment expense increased by $1.3 million from the same period in 2014.  These increases, along with the increases in several other operating expense categories, were a result of the Delta Trust, Liberty and Community First acquisitions.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2015 and 2014, respectively, as well as changes in 2015 from 2014.

Table 6:  Non-Interest Expense

	Three Months Ended March 31		2015 Change from
(In thousands)	2015	2014	2014
Salaries and employee benefits	$26,771	$22,464	$4,307	19.17%
Occupancy expense, net	3,557	3,890	(333)	-8.56
Furniture and equipment expense	3,268	2,014	1,254	62.26
Other real estate and foreclosure expense	381	873	(492)	-56.36
Deposit insurance	870	668	202	30.24
Merger related costs	10,419	1,272	9,147	719.10
Other operating expenses:
Professional services	1,804	1,354	450	33.23
Postage	933	915	18	1.97
Telephone	861	701	160	22.82
Credit card expenses	1,989	1,706	283	16.59
Operating supplies	454	516	(62)	-12.02
Amortization of intangibles	899	453	446	98.45
Branch right sizing expense	35	4,519	(4,484)	-99.23
Other expense	5,131	3,206	1,925	60.04

Total non-interest expense	$57,372	$44,551	$12,821	28.78%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $2.085 billion and $1.719 billion during the first three months of 2015 and 2014, respectively.  As of March 31, 2015, total loans, excluding loans acquired, were $2.115 billion, an increase of $61.7 million from December 31, 2014.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan not covered by FDIC loss share as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans.  Our legacy loan growth from December 31, 2014 to March 31, 2015 included $44.6 million in balances that migrated from acquired loans during the period.  These migrated loan balances are included in the legacy loan balances as of March 31, 2015.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2015	December 31, 2014

Consumer:
Credit cards	$171,413	$185,380
Other consumer	107,486	103,402
Total consumer	278,899	288,782
Real estate:
Construction	179,929	181,968
Single family residential	467,671	455,563
Other commercial	755,701	714,797
Total real estate	1,402,301	1,352,328
Commercial:
Commercial	324,815	291,820
Agricultural	105,228	115,658
Total commercial	430,043	407,478
Other	4,137	5,133
Total loans, excluding loans acquired, before allowance for loan losses	$2,115,380	$2,053,721

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $278.9 million at March 31, 2015, or 13.2% of total loans, compared to $288.8 million, or 14.1% of total loans at December 31, 2014.  The decrease in consumer loans from December 31, 2014, to March 31, 2013, was due to the seasonal decline in our credit card portfolio, as expected, partially offset by growth in direct and indirect consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.402 billion at March 31, 2015, or 66.3% of total loans, compared to the $1.352 billion, or 65.9%, of total loans at December 31, 2014, an increase of $50.0 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $430.0 million at March 31, 2015, or 20.3% of total loans, compared to $407.5 million, or 19.8% of total loans at December 31, 2014, an increase of $22.6 million.  Non-agricultural commercial loans increased to $324.8 million, a $33.0 million, or 11.3%, growth from December 31, 2014.  Agricultural loans decreased to $105.2 million, a $10.4 million, or 9.0%, decline primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

On February 27, 2015, we completed the acquisition of Liberty and issued 5,181,337 shares of the Company’s common stock valued at approximately $212.2 million as of February 27, 2015 in exchange for all outstanding shares of Liberty common stock.  Included in the acquisition were loans with a fair value of $780.7 million.

On February 27, 2015, we also completed the acquisition of Community First and issued 6,552,915shares of the Company’s common stock valued at approximately $268.3 million as of February 27, 2015, plus $9,974 in cash in exchange for all outstanding shares of Community First common stock.  We also issued $30.9 million of preferred stock in exchange for all outstanding shares of Community First preferred stock.  Included in the acquisition were loans with a fair value of $1.1 billion.

On August 31, 2014, we completed the acquisition of Delta Trust, and issued 1,629,424 shares of the Company’s common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock.  Included in the acquisition were loans with a fair value of $311.7 million .

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

Table 8:  Assets Acquired

(In thousands)	March 31, 2015	December 31, 2014

Loans acquired, covered by FDIC loss share (net of discount and allowance)	$102,468	$106,933
Foreclosed assets covered by FDIC loss share	12,010	11,793
FDIC indemnification asset	15,965	22,663
Total covered assets	$130,443	$141,389

Loans acquired, not covered by FDIC loss share (net of discount)	$2,418,440	$575,980
Foreclosed assets acquired, not covered by FDIC loss share	31,079	33,053
Total assets acquired, not covered by FDIC loss share	$2,449,519	$609,033

Approximately $2.4 billion of the loans acquired in the Liberty, Community First, Metropolitan and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  We evaluated the remaining loans purchased in conjunction with the acquisitions of Metropolitan and Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $8.0 million from December 31, 2014 to March 31, 2015.  Foreclosed assets held for sale (legacy and acquired, not covered) increased by $5.9 million, as we reclassified $6.1 million of previously closed branch buildings and land from premises held for sale to foreclosed assets held for sale. There was no deterioration or further write-down of these properties.  Under ASC Topic 360, there is a one year maximum holding period to classify premises as held for sale.  Nonaccrual loans increased by $2.5 million during the period, primarily CRE loans.  Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 0.87% at March 31, 2015, compared to 1.30% at December 31, 2014.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance remained at $2.2 million at March 31, 2015, unchanged from December 31, 2014.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.38% as of March 31, 2015.  Non-performing loans equaled 0.71% of total loans.  Non-performing assets were 0.84% of total assets, a 41 basis point improvement from December 31, 2014.  The allowance for loan losses was 194% of non-performing loans.  Our annualized net charge-offs to total loans for the first three months of 2015 was 0.20%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.09%.  Annualized net credit card charge-offs to total credit card loans were 1.32%, compared to 1.27% during the full year 2014, and more than 150 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	March 31, 2015	December 31, 2014

Nonaccrual loans (1)	$14,511	$12,038
Loans past due 90 days or more (principal or interest payments)	498	961
Total non-performing loans	15,009	12,999
Other non-performing assets:
Foreclosed assets held for sale	19,644	11,803
Acquired foreclosed assets held for sale, not covered by loss share	31,079	33,053
Other non-performing assets	215	97
Total other non-performing assets	50,938	44,953
Total non-performing assets	$65,947	$57,952

Performing TDRs	$2,227	$2,233
Allowance for loan losses to non-performing loans	194%	223%
Non-performing loans to total loans	0.71%	0.63%
Non-performing assets to total assets (2)	0.84%	1.25%
____________________________________
(1)	Includes nonaccrual TDRs of approximately $1.3 million at March 31, 2015 and $1.0 million at December 31, 2014.
(2)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2015 and 2014.

At March 31, 2015, impaired loans, net of government guarantees and loans acquired, were $16.9 million compared to $14.7 million at December 31, 2014.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we have established a reserve for unfunded commitments, classified in other liabilities.  This reserve is maintained at a level sufficient to absorb losses arising from unfunded loan commitments.  The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to our methodology for determining the allowance for loan losses.  Net adjustments to the reserve for unfunded commitments are included in other non-interest expense
An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2015	2014

Balance, beginning of year	$29,028	$27,442
Loans charged off:
Credit card	785	816
Other consumer	220	146
Real estate	293	806
Commercial	245	74
Total loans charged off	1,543	1,842
Recoveries of loans previously charged off:
Credit card	213	271
Other consumer	133	121
Real estate	12	69
Commercial	169	14
Total recoveries	527	475
Net loans charged off	1,016	1,367
Provision for loan losses	1,171	908
Balance, March 31	$29,183	26,983

Loans charged off:
Credit card		2,372
Other consumer		1,492
Real estate		1,878
Commercial		970
Total loans charged off		6,712
Recoveries of loans previously charged off:
Credit card		625
Other consumer		349
Real estate		1,497
Commercial		312
Total recoveries		2,783
Net loans charged off		3,929
Provision for loan losses		5,974
Balance, end of year		$29,028

Provision for Loan Losses

The amount of provision to the allowance during the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of March 31, 2015, the allowance for loan losses reflects an increase of approximately $155,000 from December 31, 2014, while total loans, excluding loans acquired, increased by $61.7 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2015		December 31, 2014
($ in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$5,527	8.1%	$5,445	9.1%
Other consumer	1,183	5.1%	1,427	5.0%
Real estate	15,553	66.3%	15,161	65.9%
Commercial	6,870	20.3%	6,962	19.8%
Other	50	0.2%	33	0.2%
Total	$29,183	100.0%	$29,028	100.0%
____________________________________
(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2015, core deposits comprised 92.2% of our total deposits.

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

Our total deposits as of March 31, 2015, were $6.275 billion, an increase of $2.414 billion from December 31, 2014.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts.  Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $4.752 billion at March 31, 2015, compared to $2.896 billion at December 31, 2014, a $1.856 billion increase.  Total time deposits increased $558 million to $1.523 billion at March 31, 2015, from $965 million at December 31, 2013.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $27.5 million and $7.4 million of brokered deposits at March 31, 2015, and December 31, 2014, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $348.1 million and $135.3 million at March 31, 2015 and December 31, 2014, respectively.  The outstanding long-term debt balance for March 31, 2015 includes $242.0 million in FHLB long-term advances, $43.1 million in notes payable and $63.0 million of trust preferred securities.  The outstanding balance for December 31, 2014 included $71.6 million in FHLB long-term advances, $43.1 million in notes payable and $20.6 million of trust preferred securities.

The $46.0 million notes payable is unsecured debt from correspondent banks used as partial funding for our Metropolitan acquisition in 2013.  These notes carry a 3.25% floating rate to be repaid by December 31, 2016.  During the three months ended March 31, 2015, we increased total debt by $212.8 million from December 31, 2014 primarily due to adding $190.7 million in FHLB borrowings and $42.4 million in subordinated debentures as part of the Liberty and Community First acquisitions.

CAPITAL

Overview

At March 31, 2015, total capital was $1.014 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2015, our common equity to assets ratio was 12.6%, up 192 basis points from year-end 2014.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”).  The preferred stock is held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualifies as Tier 1 capital and will pay quarterly dividends.  The rate will remain fixed at 1% through February 18, 2016, at which time it will convert to a fixed rate of 9%.  We plan to redeem the Simmons Series A Preferred Stock in the first quarter of 2016.

Stock Repurchase

During 2012, we announced the adoption by the Board of Directors of a new stock repurchase program.  The program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding at that time.  The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.  We suspended our stock repurchases in August of 2013, with 154,136 shares remaining available for repurchase under the program.

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

Cash Dividends

We declared cash dividends on our common stock of $0.23 per share for the first three months of 2015 compared to $0.22 per share for the first three months of 2014, an increase of $0.01, or 4.5%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2015, we meet all capital adequacy requirements to which we are subject.

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
Our risk-based capital ratios at March 31, 2015 and December 31, 2014 are presented in Table 12 below:

Table 12:  Risk-Based Capital

($ in thousands)	March 31, 2015	December 31, 2014

Tier 1 capital:
Stockholders’ equity	$1,013,737	$494,319
Trust preferred securities	61,410	20,000
Goodwill and core deposit premiums	(344,140)	(112,545)
Unrealized gain on available-for-sale securities, net of income taxes	(1,855)	1,336
Other	(4,789)	--
Total Tier 1 capital	724,363	403,110
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	--	2
Qualifying allowance for loan losses	32,600	32,073
Total Tier 2 capital	32,600	32,075
Total risk-based capital	$756,963	$435,185

Risk weighted assets	$4,659,065	$3,002,270

Assets for leverage ratio	$5,428,706	$4,593,924

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	13.57%	N/A
Tier 1 leverage ratio	13.34%	8.77%
Tier 1 risk-based capital ratio	15.55%	13.43%
Total risk-based capital ratio	16.25%	14.50%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	N/A
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	N/A
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The Basel III Capital Rules are effective for the Company and Simmons Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that, as of March 31, 2015, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {merger related costs and branch right sizing expenses)) and diluted core earnings per share (non-GAAP).  Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
($ in thousands)	2015	2014

Net Income	$8,709	$4,352
Nonrecurring items:
Merger related costs	10,419	1,272
Branch right sizing	35	3,878
Tax effect (1)	(3,463)	(2,020)
Net nonrecurring items	6,991	3,130
Core earnings (non-GAAP)	$15,700	$7,482

Diluted earnings per share	$0.39	$0.27
Nonrecurring items:
Merger related costs	0.47	0.08
Branch right sizing	-	0.24
Tax effect (1)	(0.16)	(0.13)
Net nonrecurring items	0.31	0.19
Diluted core earnings per share (non-GAAP)	$0.70	$0.46
____________________________________
(1) Effective tax rate of 39.225%, adjusted for non-deductible merger related costs

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2015, undivided profits of the Company's subsidiary banks were approximately $201.1 million, of which approximately $8.1 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Banks

Generally speaking, our subsidiary banks rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The banks’ primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of the subsidiary banks monitor these same indicators and make adjustments as needed.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and our subsidiary banks have approximately $81 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our subsidiary banks throughout Arkansas, Kansas, Missouri and Tennessee.  Although this method can be a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $821.7 million of these lines of credit are currently available, if needed.

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

As of March 31, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a a positive variance in net interest income of 0.42% and 2.21%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 0.53% relative to the base case over the next 12 months.  The likelihood of a decrease in interest rates in excess of 50 basis points as of March 31, 2015 is considered remote given current interest rate levels.  These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates.  We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude.  As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.  Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2015:

Table 14:  Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	2.21%
Up 100 basis points	0.42%
Down 100 basis points	0.53%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:      Other Information

Item 1A.    Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2014.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended March 31, 2015.

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

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

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

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Labels Linkbase.**

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date: May 11, 2015	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: May 11, 2015	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 11, 2015	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer