Form 10-Q
period 2015-06-30
SIMMONS FIRST NATIONAL CORP
filed 2015-08-10
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2015	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 27, 2015, was 29,932,198.

Simmons First National Corporation

Quarterly Report on Form 10-Q

June 30, 2015

Part I:  Financial Information

Item 1.  Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(In thousands, except share data)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$69,770	$54,347
Interest bearing balances due from banks	173,130	281,562
Federal funds sold	49,570	-
Cash and cash equivalents	292,470	335,909
Interest bearing balances due from banks - time	24,189	-
Investment securities:
Held-to-maturity	861,596	777,587
Available-for-sale	747,701	305,283
Total investments	1,609,297	1,082,870
Mortgage loans held for sale	48,094	21,265
Assets held in trading accounts	6,481	6,987
Loans:
Legacy loans	2,611,229	2,053,721
Allowance for loan losses	(30,567)	(29,028)
Loans acquired, not covered by FDIC loss share (net of discount)	2,108,306	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance)	93,121	106,933
Net loans	4,782,089	2,707,606
FDIC indemnification asset	13,020	22,663
Premises and equipment	191,335	122,246
Premises held for sale	6,587	6,846
Foreclosed assets not covered by FDIC loss share	42,666	44,856
Foreclosed assets covered by FDIC loss share	12,833	11,793
Interest receivable	24,129	16,774
Bank owned life insurance	118,073	77,592
Goodwill	314,282	108,095
Other intangible assets	46,605	22,526
Other assets	82,208	55,326
Total assets	$7,614,358	$4,643,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,141,285	$889,260
Interest bearing transaction accounts and savings deposits	3,581,049	2,006,271
Time deposits	1,447,688	965,187
Total deposits	6,170,022	3,860,718
Federal funds purchased and securities sold under agreements to repurchase	111,792	110,586
Other borrowings	171,321	114,682
Subordinated debentures	61,794	20,620
Accrued interest and other liabilities	74,324	42,429
Total liabilities	6,589,253	4,149,035
Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at June 30, 2015	30,852	-
Common stock, Class A, $0.01 par value; 60,000,000 shares authorized; 29,894,903 and 18,052,488 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	299	181
Surplus	640,895	156,568
Undivided profits	354,459	338,906
Accumulated other comprehensive loss	(1,400)	(1,336)
Total stockholders’ equity	1,025,105	494,319
Total liabilities and stockholders’ equity	$7,614,358	$4,643,354

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$70,438	$38,622	$121,424	$78,753
Federal funds sold	73	2	102	3
Investment securities	8,050	4,766	13,929	9,315
Mortgage loans held for sale	375	168	522	237
Assets held in trading accounts	4	5	8	10
Interest bearing balances due from banks	229	279	439	558
TOTAL INTEREST INCOME	79,169	43,842	136,424	88,876

INTEREST EXPENSE
Deposits	4,195	2,235	7,139	4,505
Federal funds purchased and securities sold under agreements to repurchase	57	31	121	84
Other borrowings	1,151	988	2,203	1,998
Subordinated debentures	559	160	793	317
TOTAL INTEREST EXPENSE	5,962	3,414	10,256	6,904

NET INTEREST INCOME	73,207	40,428	126,168	81,972
Provision for loan losses	3,006	1,602	4,177	2,510

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	70,201	38,826	121,991	79,462

NON-INTEREST INCOME
Trust income	2,070	1,553	4,321	3,091
Service charges on deposit accounts	8,031	6,792	14,394	12,860
Other service charges and fees	3,130	859	4,955	1,684
Mortgage lending income	3,449	1,262	5,710	2,074
Investment banking income	593	154	1,487	336
Debit and credit card fees	6,486	5,801	12,134	11,444
Bank owned life insurance income	746	377	1,318	705
Gain (loss) on sale of securities	-	38	(38)	38
Net (loss) on assets covered by FDIC loss share agreements	(3,056)	(6,268)	(5,727)	(13,639)
Other income	3,863	4,820	5,253	5,984
TOTAL NON-INTEREST INCOME	25,312	15,388	43,807	24,577

NON-INTEREST EXPENSE
Salaries and employee benefits	35,475	20,982	62,246	43,447
Occupancy expense, net	5,051	3,285	8,627	7,155
Furniture and equipment expense	3,241	2,215	6,420	4,229
Other real estate and foreclosure expense	1,017	375	1,398	1,248
Deposit insurance	1,096	1,085	1,966	1,753
Merger related costs	1,247	1,354	11,666	2,627
Other operating expenses	18,041	10,546	30,213	23,923
TOTAL NON-INTEREST EXPENSE	65,168	39,842	122,536	84,382

INCOME BEFORE INCOME TAXES	30,345	14,372	43,262	19,657
Provision for income taxes	10,250	4,464	14,432	5,396

NET INCOME	20,095	9,908	28,830	14,261
Preferred stock dividends	77	-	103	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,018	$9,908	$28,727	$14,261
BASIC EARNINGS PER SHARE	$0.67	$0.61	$1.10	$0.88
DILUTED EARNINGS PER SHARE	$0.67	$0.60	$1.10	$0.87

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
NET INCOME	$20,095	$9,908	$28,830	$14,261

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(5,356)	1,206	(143)	2,659
Less: Reclassification adjustment for realized gains (losses) included in net income	-	38	(38)	38
Other comprehensive (loss) gain, before tax effect	(5,356)	1,168	(105)	2,621
Less: Tax effect of other comprehensive (loss) gain	(2,101)	458	(41)	1,028

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(3,255)	710	(64)	1,593

COMPREHENSIVE INCOME	$16,840	$10,618	$28,766	$15,854

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(In thousands)	June 30, 2015	June 30, 2014
	(Unaudited)
OPERATING ACTIVITIES
Net income	$28,830	$14,261
Items not requiring (providing) cash:
Depreciation and amortization	6,945	3,808
Provision for loan losses	4,177	2,510
Net (accretion) of investment securities and assets not covered by FDIC loss share	(9,829)	(1,994)
Net amortization on borrowings	150	-
Stock-based compensation expense	1,077	655
Net accretion on assets covered by FDIC loss share	(119)	(350)
Deferred income taxes	(1,772)	(3,143)
Loss (gain) on sale of available-for-sale securities	38	(38)
Gain on sale of premises and equipment	-	(2,296)
Loss on premises and equipment of closed branches	1,958	-
Bank owned life insurance income	(1,318)	(705)
Changes in:
Interest receivable	2,377	1,400
Mortgage loans held for sale	(26,829)	(10,915)
Assets held in trading accounts	506	2,097
Other assets	(3,178)	(5,982)
Accrued interest and other liabilities	8,276	4,113
Income taxes payable	6,846	(2,892)
Net cash provided by operating activities	18,135	529

INVESTING ACTIVITIES
Net originations of loans not covered by FDIC loss share	(176,400)	(34,126)
Net collections of loans covered by FDIC loss share	16,888	34,830
Proceeds from sale of student loans	-	22,136
Purchases (proceeds) from sale of premises and equipment, net	(7,784)	10,760
Proceeds from sale of foreclosed assets held for sale	15,131	13,575
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	1,859	7,677
Proceeds from sale of available-for-sale securities	1,662	2,552
Proceeds from maturities of available-for-sale securities	291,688	59,920
Purchases of available-for-sale securities	(210,344)	(118,954)
Proceeds from maturities of held-to-maturity securities	116,439	130,682
Purchases of held-to-maturity securities	(54,668)	(184,965)
Purchase of bank owned life insurance	(25)	(25)
Cash received on FDIC loss share	3,980	11,886
Cash received in business combinations, net of cash paid	201,029	-
Net cash provided by (used in) investing activities	199,455	(44,052)

FINANCING ACTIVITIES
Net change in deposits	(101,472)	(55,842)
Dividends paid on preferred stock	(103)	-
Dividends paid on common stock	(13,174)	(7,467)
Net change in other borrowed funds	(134,106)	(1,488)
Net change in federal funds purchased and securities sold under agreements to repurchase	(15,024)	(9,661)
Net shares issued under stock compensation plans	2,850	1,261
Net cash used in financing activities	(261,029)	(73,197)

DECREASE IN CASH AND CASH EQUIVALENTS	(43,439)	(116,720)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,909	539,380

CASH AND CASH EQUIVALENTS, END OF PERIOD	$292,470	$422,660

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2013	$-	$162	$88,095	$(3,002)	$318,577	$403,832
Comprehensive income:
Net income	-	-	-	-	14,261	14,261
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $1,028	-	-	-	1,593	-	1,593
Comprehensive income						15,854
Stock issued as bonus shares – 71,840 shares	-	1	441	-	-	442
Vesting bonus shares, net of forfeitures – (1,560 shares)	-	-	655	-	-	655
Stock issued for employee stock purchase plan – 4,897 shares	-	-	118	-	-	118
Exercise of stock options – 33,360 shares	-	-	843	-	-	843
Securities exchanged under stock option plan – (3,452 shares)	-	-	(142)	-	-	(142)
Cash dividends – $0.44 per share	-	-	-	-	(7,467)	(7,467)

Balance, June 30, 2014 (Unaudited)	-	163	90,010	(1,409)	325,371	414,135
Comprehensive income:
Net income	-	-	-	-	21,427	21,427
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $47	-	-	-	73	-	73
Comprehensive income	-	-	-	-	-	21,500
Stock issued as bonus shares – 62,040 shares	-	-	-	-	-	-
Vesting bonus shares, net of forfeitures – (1,560 shares)	-	-	768	-	-	768
Exercise of stock options – 31,360 shares	-	2	831	-	-	833
Securities exchanged under stock option plan – (1,768 shares)	-	-	(71)	-	-	(71)
Stock issued for Delta Trust & Bank acquisition – 1,629,515 shares	-	16	65,030	-	-	65,046
Cash dividends – $0.44 per share	-	-	-	-	(7,892)	(7,892)

Balance, December 31, 2014	-	181	156,568	(1,336)	338,906	494,319
Comprehensive income:
Net income	-	-	-	-	28,830	28,830
Change in unrealized depreciation on available-for-sale securities, net of income taxes of ($41)	-	-	-	(64)	-	(64)
Comprehensive income						28,766
Stock issued as bonus shares – 56,600 shares	-	1	1,564	-	-	1,565
Vesting bonus shares, net of forfeitures – (9,500 shares)	-	-	803	-	-	803
Stock issued for employee stock purchase plan – 6,528 shares	-	-	226	-	-	226
Exercise of stock options – 52,929 shares	-	-	1,201	-	-	1,201
Stock granted under stock-based compensation plans	-	-	274	-	-	274
Securities exchanged under stock option plan – (3,290 shares)	-	-	(142)	-	-	(142)
Stock issued for Community First acquisition – 30,852 preferred shares; 6,552,916 common shares	30,852	65	268,277	-	-	299,194
Stock issued for Liberty Bank acquisition – 5,181,337 shares	-	52	212,124	-	-	212,176
Dividends on preferred stock	-	-	-	-	(103)	(103)
Dividends on common stock – $0.46 per share	-	-	-	-	(13,174)	(13,174)

Balance, June 30, 2015 (Unaudited)	$30,852	$299	$640,895	$(1,400)	$354,459	$1,025,105

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

Recently Issued Accounting Pronouncements

ASU 2015-08 – Business Combinations: Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). ASU 2015-08 removes references to the SEC’s Staff Accounting Bulletin (SAB) Topic 5.J on pushdown accounting from ASC 805-50, thereby conforming the FASB’s guidance on pushdown accounting with the SEC’s guidance on this topic. ASU 2015-08 became effective upon issuance. The adoption of this standard has not had a material effect on the Company’s operating results or financial condition.

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

Following is the computation of earnings per common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income available to common shareholders	$20,018	$9,908	$28,727	$14,261

Average common shares outstanding	29,867	16,318	26,084	16,294
Average potential dilutive common shares	120	43	120	43
Average diluted common shares	29,987	16,361	26,204	16,337

Basic earnings per share	$0.67	$0.61	$1.10	$0.88
Diluted earnings per share (1)	$0.67	$0.60	$1.10	$0.87

(1)	EPS are computed independently for each quarter and therefore the sum of each quarterly EPS may not equal the year-to-date EPS. As a result of the large stock issuances during 2015 as part of the Company’s acquisitions, the computed independent quarterly average common shares outstanding and the computed year-to-date average common shares differ significantly. For purposes of calculating a roll-forward amount for year-to-date EPS, diluted EPS for the second quarter would require a computed amount of $0.71, producing a difference of $.04 from actual second quarter diluted EPS of $0.67. This difference is based on the direct result of the varying denominator for each period presented.

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

Goodwill of $95.6 million was recorded as a result of the transaction. The merger strengthened Simmons’ position in the southwest Missouri market and Simmons believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Liberty transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Liberty	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks, including time deposits	$102,637	$(14)	$102,623
Federal funds sold	7,060	-	7,060
Investment securities	99,123	(335)	98,788
Loans acquired, not covered by FDIC loss share	790,493	(9,835)	780,658
Allowance for loan losses	(10,422)	10,422	-
Premises and equipment	34,239	(3,215)	31,024
Bank owned life insurance	16,972	-	16,972
Core deposit intangible	699	13,857	14,556
Other intangibles	3,063	(3,063)	-
Other assets	17,703	(3,843)	13,860
Total assets acquired	$1,061,567	$3,974	$1,065,541

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$146,618	$-	$146,618
Interest bearing transaction accounts and savings deposits	543,183	-	543,183
Time deposits	184,913	-	184,913
Total deposits	874,714	-	874,714
FHLB borrowings	46,128	223	46,351
Subordinated debentures	20,620	(840)	19,780
Accrued interest and other liabilities	7,828	300	8,128
Total liabilities assumed	949,290	(317)	948,973
Equity	112,277	(112,277)	-
Total equity assumed	112,277	(112,277)	-
Total liabilities and equity assumed	$1,061,567	$(112,594)	$948,973
Net assets acquired			116,568
Purchase price			212,176
Goodwill			$95,608

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Liberty acquisition above.

Cash and due from banks, time deposits due from banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. Due from banks – time were acquired with an adjustment to fair value based on rates currently available to the Company for deposits in banks with similar maturities.

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

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $95.6 million.

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

Goodwill of $111.3 million was recorded as a result of the transaction. The merger allowed Simmons’ entrance into the Tennessee market and will serve as a launching platform for possible expansion into adjacent areas. Simmons believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions. Further Simmons believes it can benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market. This combination of factors gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Community First transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Community First	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$39,848	$-	$39,848
Federal funds sold	76,508	-	76,508
Investment securities	570,199	(3,381)	566,818
Loans acquired, not covered by FDIC loss share	1,163,398	(26,855)	1,136,543
Allowance for loan losses	(14,635)	14,635	-
Foreclosed assets not covered by FDIC loss share	747	-	747
Premises and equipment	44,837	(2,794)	42,043
Bank owned life insurance	22,149	-	22,149
Goodwill	100	(100)	-
Core deposit intangible	-	11,273	11,273
Other intangibles	-	420	420
Deferred tax asset	3,700	3,667	7,367
Other assets	11,474	-	11,474
Total assets acquired	$1,918,325	$(3,135)	$1,915,190

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$103,825	$-	$103,825
Interest bearing transaction accounts and savings deposits	995,207	-	995,207
Time deposits	436,181	849	437,030
Total deposits	1,535,213	849	1,536,062
Federal funds purchased and securities sold under agreement to repurchase	16,230	-	16,230
FHLB borrowings	143,047	1,347	144,394
Subordinated debentures	21,754	(510)	21,244
Accrued interest and other liabilities	8,769	601	9,370
Total liabilities assumed	1,725,013	2,287	1,727,300
Equity	193,312	(193,312)	-
Total equity assumed	193,312	(193,312)	-
Total liabilities and equity assumed	$1,918,325	$(191,025)	$1,727,300
Net assets acquired			187,890
Purchase price			299,204
Goodwill			$111,314

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

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $111.3 million. Goodwill established prior to the acquisition was written off.

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

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the three and six months ended June 30, 2015 and 2014 gives effect to the Liberty and Community First acquisitions as if the acquisitions had occurred on January 1, 2014. Pro forma earnings for the three months ended June 30, 2015 were adjusted to exclude $7.4 million of acquisition-related costs, net of tax, incurred by Simmons during 2015. Supplemental pro-forma earnings for the six months ended June 30, 2014 were also adjusted to include these charges. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

(In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Revenue (1)	$96,942	$95,504
Net income	$30,043	$9,934
Earnings per share	$1.00	$0.35

(In thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue (1)	$194,203	$185,977
Net income	$42,090	$26,191
Earnings per share	$1.40	$0.93

(1) Net interest income plus noninterest income.

Consolidated year-to-date 2015 results included approximately $18.8 million of revenue and $8.3 million of net income attributable to the Liberty acquisition and $32.5 million of revenue and $8.4 million of net income attributable to the Community First acquisition.

Ozark Trust & Investment Corporation (Pending Acquisition)

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	June 30, 2015				December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$361,744	$1,234	$(1,463)	$361,515	$418,914	$929	$(4,055)	$415,788
Mortgage-backed securities	27,146	130	(240)	27,036	29,743	56	(411)	29,388
State and political subdivisions	471,631	5,151	(3,059)	473,723	328,310	7,000	(573)	334,737
Other securities	1,075	-	-	1,075	620	-	-	620
Total HTM	$861,596	$6,515	$(4,762)	$863,349	$777,587	$7,985	$(5,039)	$780,533

Available-for-Sale
U.S. Treasury	$4,000	$5	$-	$4,005	$4,000	$1	$(9)	$3,992
U.S. Government agencies	236,700	138	(835)	236,003	275,381	15	(2,580)	272,816
Mortgage-backed securities	466,060	889	(2,092)	464,857	1,579	-	(7)	1,572
State and political subdivisions	10,961	29	(19)	10,971	6,536	7	(3)	6,540
Other securities	32,284	422	(841)	31,865	19,985	386	(8)	20,363
Total AFS	$750,005	$1,483	$(3,787)	$747,701	$307,481	$409	$(2,607)	$305,283

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at June 30, 2015, was $983.1 million, which is approximately 61.1% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$177,586	$(850)	$63,880	$(613)	$241,466	$(1,463)
Mortgage-backed securities	8,581	(46)	8,882	(194)	17,463	(240)
State and political subdivisions	191,420	(2,995)	3,805	(64)	195,225	(3,059)
Total HTM	$377,587	$(3,891)	$76,567	$(871)	$454,154	$(4,762)

Available-for-Sale
U.S. Government agencies	$138,848	$(405)	$42,673	$(430)	$181,521	$(835)
Mortgage-backed securities	342,210	(2,092)	-	-	342,210	(2,092)
State and political subdivisions	3,473	(19)	-	-	3,473	(19)
Equity Securities	764	(5)	-	-	764	(5)
Other	1,000	(836)	-	-	1,000	(836)
Total AFS	$486,295	$(3,357)	$42,673	$(430)	$528,968	$(3,787)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2015, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2015, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The book value of securities sold under agreements to repurchase equaled $105.7 million and $100.8 million for June 30, 2015 and December 31, 2014, respectively.

Income earned on securities for the three and six months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Taxable:
Held-to-maturity	$1,307	$1,378	$2,696	$2,727
Available-for-sale	3,172	729	4,755	1,279
Non-taxable:
Held-to-maturity	2,732	2,633	5,334	5,252
Available-for-sale	839	26	1,144	57
Total	$8,050	$4,766	$13,929	$9,315

Maturities of investment securities at June 30, 2015, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands, except per share data)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$52,552	$52,603	$21,853	$21,833
After one through five years	379,913	379,511	183,376	182,746
After five through ten years	177,863	179,113	116,360	116,088
After ten years	251,268	252,122	396,901	395,933
Other securities (no maturity)	-	-	31,515	31,101
Total	$861,596	$863,349	$750,005	$747,701

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $819.6 million at June 30, 2015 and $520.4 million at December 31, 2014.

There were no realized gains and no realized losses for the three months ended June 30, 2015 and there were $2,000 of gross realized gains and $40,000 of realized losses from the sale of available for sale securities during the six months ended June 30, 2015. There were $38,000 of realized gains and no realized losses on investment securities for the three and six months ended June 30, 2014.

The state and political subdivision debt obligations are primarily non-rated bonds representing small, Arkansas, Texas, Missouri and Tennessee issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2015, the Company’s loan portfolio was $4.81 billion, compared to $2.74 billion at December 31, 2014.  The various categories of loans are summarized as follows:

(In thousands)	June 30, 2015	December 31, 2014

Consumer:
Credit cards	$174,074	$185,380
Other consumer	160,828	103,402
Total consumer	334,902	288,782
Real Estate:
Construction	199,707	181,968
Single family residential	662,954	455,563
Other commercial	878,109	714,797
Total real estate	1,740,770	1,352,328
Commercial:
Commercial	388,869	291,820
Agricultural	141,502	115,658
Total commercial	530,371	407,478
Other	5,186	5,133
Legacy loans	2,611,229	2,053,721
Loans acquired, not covered by FDIC loss share (net of discount) (1)	2,108,306	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance) (1)	93,121	106,933
Total loans	$4,812,656	$2,736,634

______________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	June 30, 2015	December 31, 2014

Consumer:
Credit cards	$321	$197
Other consumer	308	405
Total consumer	629	602
Real estate:
Construction	5,058	4,863
Single family residential	4,672	4,010
Other commercial	3,266	1,522
Total real estate	12,996	10,395
Commercial:
Commercial	1,844	585
Agricultural	96	456
Total commercial	1,940	1,041
Total	$15,565	$12,038

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2015
Consumer:
Credit cards	$539	$479	$1,018	$173,056	$174,074	$158
Other consumer	1,650	352	2,002	158,826	160,828	194
Total consumer	2,189	831	3,020	331,882	334,902	352
Real estate:
Construction	475	2,544	3,019	196,688	199,707	357
Single family residential	3,963	3,487	7,450	655,504	662,954	273
Other commercial	1,903	2,193	4,096	874,013	878,109	96
Total real estate	6,341	8,224	14,565	1,726,205	1,740,770	726
Commercial:
Commercial	994	425	1,419	387,450	388,869	203
Agricultural	187	163	350	141,152	141,502	94
Total commercial	1,181	588	1,769	528,602	530,371	297
Other	-	-	-	5,186	5,186	-
Total	$9,711	$9,643	$19,354	$2,591,875	$2,611,229	$1,375

December 31, 2014
Consumer:
Credit cards	$687	$457	$1,144	$184,236	$185,380	$-
Other consumer	1,349	447	1,796	101,606	103,402	223
Total consumer	2,036	904	2,940	285,842	288,782	223
Real estate:
Construction	760	570	1,330	180,638	181,968	177
Single family residential	4,913	2,213	7,126	448,437	455,563	248
Other commercial	1,987	847	2,834	711,963	714,797	-
Total real estate	7,660	3,630	11,290	1,341,038	1,352,328	425
Commercial:
Commercial	381	354	735	291,085	291,820	-
Agricultural	119	109	228	115,430	115,658	40
Total commercial	500	463	963	406,515	407,478	40
Other	-	-	-	5,133	5,133	-
Total	$10,196	$4,997	$15,193	$2,038,528	$2,053,721	$688

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2015						Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Consumer:
Credit cards	$479	$479	$-	$479	$14	$459	$7	$372	$12
Other consumer	519	502	21	523	89	538	11	565	19
Total consumer	998	981	21	1,002	103	997	18	937	31
Real estate:
Construction	6,104	2,650	-	2,650	-	5,066	107	5,717	197
Single family residential	5,744	5,237	639	5,876	920	5,251	93	4,942	170
Other commercial	4,240	3,362	127	3,489	593	3,104	48	2,563	88
Total real estate	16,088	11,249	766	12,015	1,513	13,421	248	13,222	455
Commercial:
Commercial	1,824	2,048	1,102	3,150	363	2,054	29	1,558	54
Agricultural	195	190	-	190	33	166	5	264	9
Total commercial	2,019	2,238	1,102	3,3407	396	2,220	34	1,822	63
Total	$19,105	$14,468	$1,889	$16,357	$2,012	$16,638	$300	$15,981	$549

December 31, 2014						Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Consumer:
Credit cards	$197	$197	$-	$197	$6	$446	$4	$470	$9
Other consumer	604	610	9	619	118	778	7	823	16
Total consumer	801	807	9	816	124	1,224	11	1,293	25
Real estate:
Construction	7,400	7,020	-	7,020	599	2,840	24	2,962	58
Single family residential	4,442	3,948	377	4,325	899	4,254	36	4,153	81
Other commercial	1,955	1,446	36	1,482	268	9,562	80	9,437	185
Total real estate	13,797	12,414	413	12,827	1,766	16,656	140	16,552	324
Commercial:
Commercial	1,227	566	-	566	102	765	6	664	13
Agricultural	501	460	-	466	83	98	1	92	2
Total commercial	1,728	1,026	-	1,026	185	863	7	756	15
Total	$16,326	$14,247	$422	$14,669	$2,075	$18,743	$158	$18,601	$364

At June 30, 2015, and December 31, 2014, impaired loans, net of government guarantees and excluding loans acquired, totaled $16.4 million and $14.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.0 million at June 30, 2015 and $2.1 million at December 31, 2014.  Approximately $300,000 and $549,000 of interest income was recognized on average impaired loans of $16.6 million and $16.0 million for the three and six months ended June 30, 2015.  Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2015 and 2014 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

June 30, 2015
Real estate:
Construction	-	$-	1	$263	1	$263
Single-family residential	2	137	6	953	8	1,090
Other commercial	3	1,822	2	622	5	2,444
Total real estate	5	1,959	9	1,838	14	3,797
Total	5	$1,959	9	$1,838	14	$3,797

December 31, 2014
Real estate:
Construction	-	$-	1	$391	1	$391
Single-family residential	2	393	1	3	3	396
Other commercial	3	1,840	1	614	4	2,454
Total real estate	5	2,233	3	1,008	8	3,241
Total	5	$2,233	3	$1,008	8	$3,241

The following table presents loans that were restructured as TDRs during the three and six months ended June 30, 2015 and 2014, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at June 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended June 30, 2015
Real Estate:
Single-family residential	4	$361	$361	$361	$-	$-
Other commercial	1	19	19	19
Total real estate	5	380	380	380	-	-
Total	5	$380	$380	$380	$-	$-

Three Months Ended June 30, 2014
Commercial:
Commercial	1	$599	$599	$599	$-	$-
Total commercial	1	599	599	599	-	-
Total	1	$599	$599	$599	$-	$-

Six Months Ended June 30, 2015
Real estate:
Single-family residential	6	$709	$701	$701	$-	$-
Other commercial	1	19	19	19
Total real estate	7	728	720	720	-	-
Total	7	$728	$720	$720	$-	$-

Six Months Ended June 30, 2014
Real estate:
Single-family residential	1	$1,031	$1,031	$1,031	$-	$-
Total real estate	1	1,031	1,031	1,031	-	-
Commercial:
Commercial	1	599	599	599	-	-
Total commercial	1	599	599	599	-	-
Total	2	$1,630	$1,630	$1,630	$-	$-

During the three months ended June 30, 2015, the Company modified five loans with a recorded investment of $380,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, no specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the six months ended June 30, 2015, the Company modified seven loans with a total recorded investment of $728,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by various terms, including changing the maturity date and deferring amortized principal payments. Based on the fair value of the collateral, no specific reserve was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended June 30, 2014, the Company modified one loan with a recorded investment of $599,000 and during the six months ended June 30, 2014, the Company modified two loans with a total recorded investment of $1,630,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by changing various terms, including changing the maturity date and deferring amortized principal payments. Based on the fair value of the collateral, no specific reserve was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the six months ended June 30, 2015 and 2014, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $4,756,500 and $9,268,321 at June 30, 2015 and 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At June 30, 2015, the Company had $1,537,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2015, the Company had $4,599,000 of OREO secured by residential real estate properties.

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

Loans acquired, including loans covered by FDIC loss share agreements, are evaluated using this internal grading system. Loans acquired through FDIC-assisted transactions are accounted for in pools. All of the non-covered loan pools accounted for under ASC Topic 310-30 were considered satisfactory (Risk Ratings 1 – 4) at June 30, 2015 and December 31, 2014, respectively. Loans acquired in the Liberty, Community First, Metropolitan and Delta Trust acquisitions are evaluated individually and include purchased credit impaired loans of $32.9 million and $22.3 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of June 30, 2015 and December 31, 2014, respectively. Of the remaining loans acquired in the Liberty, Community First, Metropolitan and Delta Trust transactions and accounted for under ASC Topic 310-20, $29.8 million and $16.6 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at June 30, 2015 and December 31, 2014, respectively. Loans acquired, covered by loss share agreements, have additional protection provided by the FDIC. During the 2014 quarterly impairment testing on the estimated cash flows of the credit impaired loans, the Company established that some of the pools covered by loss share from our FDIC-assisted transactions had experienced material projected credit deterioration. As a result, the Company established a $1.0 million allowance for loan losses on covered loans by recording a provision for loan losses of $0.4 million (net of FDIC-loss share adjustments) during the period ended December 31, 2014. There was no further projected credit deterioration and no addition to the allowance for covered loans during the period ended June 30, 2015. See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding covered and non-covered loans acquired in FDIC-assisted transactions, were $102.1 million and $82.1 million, as of June 30, 2015 and December 31, 2014, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2015 and December 31, 2014, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2015
Consumer:
Credit cards	$173,595	$-	$479	$-	$-	$174,074
Other consumer	160,243	-	577	8	-	160,828
Total consumer	333,838	-	1,056	8	-	334,902
Real estate:
Construction	192,697	514	6,496	-	-	199,707
Single family residential	651,355	1,616	9,808	175	-	662,954
Other commercial	846,907	5,206	25,996	-	-	878,109
Total real estate	1,690,959	7,336	42,300	175	-	1,740,770
Commercial:
Commercial	377,144	1,374	10,313	38	-	388,869
Agricultural	140,631	700	171	-	-	141,502
Total commercial	517,775	2,074	10,484	38	-	530,371
Other	5,148	-	38	-	-	5,186
Loans acquired, not covered by FDIC loss share	2,046,360	13,901	46,151	1,855	39	2,108,306
Loans acquired, covered by FDIC loss share	93,121	-	-	-	-	93,121
Total	$4,687,201	$23,311	$100,029	$2,076	$39	$4,812,656

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2014
Consumer:
Credit cards	$184,923	$-	$457	$-	$-	$185,380
Other consumer	102,515	5	839	43	-	103,402
Total consumer	287,438	5	1,296	43	-	288,782
Real estate:
Construction	176,825	84	5,059	-	-	181,968
Single family residential	446,040	1,776	7,665	82	-	455,563
Other commercial	698,329	7,074	9,394	-	-	714,797
Total real estate	1,321,194	8,934	22,118	82	-	1,352,328
Commercial:
Commercial	271,017	1,544	19,248	11	-	291,820
Agricultural	115,106	20	532	-	-	115,658
Total commercial	386,123	1,564	19,780	11	-	407,478
Other	5,133	-	-	-	-	5,133
Loans acquired, not covered by FDIC loss share	535,728	1,435	36,958	1,854	5	575,980
Loans acquired, covered by FDIC loss share	106,933	-	-	-	-	106,933
Total	$2,642,549	$11,938	$80,152	$1,990	$5	$2,736,634

Net (charge-offs)/recoveries for the three and six months ended June 30, 2015 and 2014, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Consumer:
Credit cards	$(561)	$(510)	$(1,133)	$(1,055)
Student loans	-	(20)	-	(29)
Other consumer	(179)	(273)	(266)	(291)
Total consumer	(740)	(803)	(1,399)	(1,375)
Real estate:
Construction	(29)	(24)	(29)	(444)
Single-family residential	(74)	(47)	(325)	(358)
Other commercial	(184)	(11)	(214)	(7)
Total real estate	(287)	(82)	(568)	(809)
Commercial:
Commercial	-	(170)	(76)	(220)
Agriculture	9	-	9	(18)
Total commercial	9	(170)	(67)	(238)
Total	$(1,018)	$(1,055)	$(2,034)	$(2,422)

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

The following table details activity in the allowance for loan losses, excluding loans acquired, by portfolio segment for the three and six months ended June 30, 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2015
Balance, beginning of period (2)	$6,870	$15,553	$5,527	$1,233	$29,183
Provision for loan losses (1)	(1,569)	3,311	352	308	2,402
Charge-offs	-	(333)	(802)	(366)	(1,501)
Recoveries	9	46	241	187	483
Net recoveries (charge-offs)	9	(287)	(561)	(179)	(1,018)
Balance, June 30, 2015 (2)	$5,310	$18,577	$5,318	$1,362	$30,567

Six Months Ended June 30, 2015
Balance, beginning of period (2)	$6,962	$15,161	$5,445	$1,460	$29,028
Provision for loan losses (1)	(1,585)	3,984	1,006	168	3,573
Charge-offs	(245)	(626)	(1,587)	(586)	(3,044)
Recoveries	178	58	454	320	1,010
Net charge-offs	(67)	(568)	(1,133)	(266)	(2,034)
Balance, June 30, 2015 (2)	$5,310	$18,577	$5,318	$1,362	$30,567

Period-end amount allocated to:
Loans individually evaluated for impairment	$396	$1,513	$14	$89	$2,012
Loans collectively evaluated for impairment	4,914	17,064	5,304	1,273	28,555
Balance, June 30, 2015 (2)	$5,310	$18,577	$5,318	$1,362	$30,567

(1)	Provision for loan losses of $604,000 attributable to loans acquired, not covered by loss share, was excluded from this table for the three and six months ended June 30, 2015 (total provision for loan losses for the three and six months ended June 30, 2015 was $3,006,000 and $4,177,000). The $604,000 was subsequently charged-off, resulting in no ending balance in the allowance related to loans acquired, not covered by loss share.
(2)	Allowance for loan losses at March 31, 2015, June 30, 2015 and December 31, 2014 includes $954,000 allowance for loans acquired, covered by loss share. The total allowance for loan losses at March 31, 2015, June 30, 2015 and December 31, 2014 was $30,137,000, $31,521,000 and $29,982,000, respectively.

Activity in the allowance for loan losses, excluding loans acquired, for the three and six months ended June 30, 2014 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2014
Balance, beginning of period	$3,508	$16,393	$5,444	$1,638	$26,983
Provision for loan losses	613	(142)	576	555	1,602
Charge-offs	(186)	(1,144)	(725)	(426)	(2,481)
Recoveries	16	1,062	215	133	1,426
Net charge-offs	(170)	(82)	(510)	(293)	(1,055)
Balance, June 30, 2014	$3,951	$16,169	$5,510	$1,900	$27,530

Six Months Ended June 30, 2014
Balance, beginning of period	$3,205	$16,885	$5,430	$1,922	$27,442
Provision for loan losses	984	93	1,135	298	2,510
Charge-offs	(268)	(2,179)	(1,541)	(574)	(4,562)
Recoveries	30	1,370	486	254	2,140
Net charge-offs	(238)	(809)	(1,055)	(320)	(2,422)
Balance, June 30, 2014	$3,951	$16,169	$5,510	$1,900	$27,530

Period-end amount allocated to:
Loans individually evaluated for impairment	$136	$1,697	$13	$166	$2,012
Loans collectively evaluated for impairment	3,815	14,472	5,497	1,734	25,518
Balance, June 30, 2014	$3,951	$16,169	$5,510	$1,900	$27,530

Period-end amount allocated to:
Loans individually evaluated for impairment	$185	$1,756	$6	$118	$2,065
Loans collectively evaluated for impairment	6,777	13,405	5,439	1,342	26,963
Balance, December 31, 2014 (1)	$6,962	$15,161	$5,445	$1,460	$29,028

(1)	Allowance for loan losses at December 31, 2014 includes $954,000 allowance for loans acquired, covered by loss share. The total allowance for loan losses at December 31, 2014 was $29,982,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

June 30, 2015
Loans individually evaluated for impairment	$3,340	$12,015	$479	$523	$16,357
Loans collectively evaluated for impairment	527,031	1,728,755	173,595	165,491	2,594,872
Balance, end of period	$530,371	$1,740,770	$174,074	$166,014	$2,611,229

December 31, 2014
Loans individually evaluated for impairment	$1,026	$12,827	$197	$619	$14,669
Loans collectively evaluated for impairment	406,452	1,339,501	185,183	107,916	2,039,052
Balance, end of period	$407,478	$1,352,328	$185,380	$108,535	$2,053,721

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

The following table reflects the carrying value of all acquired loans as of June 30, 2015 and December 31, 2014:

	Loans Acquired
(in thousands)	June 30, 2015	December 31, 2014

Consumer:
Other consumer	$107,149	$8,514
Total consumer	107,149	8,514
Real estate:
Construction	119,530	46,911
Single family residential	629,113	175,970
Other commercial	1,057,280	390,877
Total real estate	1,805,923	613,758
Commercial:
Commercial	239,355	56,134
Agricultural	15,797	4,507
Total commercial	155,152	60,641
Other	33,203	-
Total loans acquired (1)	$2,201,427	$682,913

(1)	Loans acquired include $93.1 million and $106.9 million (each net of $1.0 million allowance) of loans covered by FDIC loss share agreements at June 30, 2015 and December 31, 2014, respectively.

Nonaccrual acquired loans, excluding loans covered by loss share accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	June 30, 2015	December 31, 2014

Consumer:
Other consumer	$83	$29
Total consumer	83	29
Real estate:
Construction	151	105
Single family residential	4,796	2,018
Other commercial	2,905	271
Total real estate	7,852	2,394
Commercial:
Commercial	884	291
Agricultural	18	3
Total commercial	902	294
Other	46	-
Total	$8,883	$2,717

An age analysis of past due acquired loans, excluding loans covered by loss share, segregated by class of loans, is as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2015
Consumer:
Other consumer	$434	$73	$507	$106,639	$107,146	$33
Total consumer	434	73	507	106,639	107,146	33
Real estate:
Construction	2,298	105	2,403	111,532	113,935	-
Single family residential	12,492	5,926	18,418	583,432	601,850	2,377
Other commercial	6,406	5,748	12,154	990,074	1,002,228	333
Total real estate	21,196	11,779	32,975	1,685,038	1,718,013	2,710
Commercial:
Commercial	3,668	3,776	7,444	226,737	234,181	51
Agricultural	99	6	105	15,658	15,763	6
Total commercial	3,767	3,782	7,549	242,395	249,944	57
Other	-	-	-	33,203	33,203	-

Total	$25,397	$15,634	$41,031	$2,067,275	$2,108,306	$2,800

December 31, 2014
Consumer:
Other consumer	$70	$34	$104	$8,407	$8,511	$5
Total consumer	70	34	104	8,407	8,511	5
Real estate:
Construction	292	105	397	36,450	36,847	-
Single family residential	3,804	2,906	6,710	138,383	145,093	594
Other commercial	1,415	5,994	7,409	326,759	334,168	-
Total real estate	5,511	9,005	14,516	501,592	516,108	594
Commercial:
Commercial	110	421	531	46,730	47,261	-
Agricultural	-	-	-	4,100	4,100	-
Total commercial	110	421	531	50,830	51,361	-

Total	$5,691	$9,460	$15,151	$560,829	$575,980	$599

The following table presents a summary of acquired loans, excluding loans covered by loss share, by credit risk rating, segregated by class of loans (see Note 4, Loans an Allowance for Loan Losses, for discussion of loan risk rating).

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2015
Consumer:
Other consumer	$106,784	$-	$362	$-	$-	$107,146
Total consumer	106,784	-	362	-	-	107,146
Real estate:
Construction	108,222	120	5,594	-	-	113,936
Single family residential	586,785	2,133	11,072	1,833	26	601,849
Other commercial	972,522	9,047	20,661	-	-	1,002,230
Total real estate	1,667,529	11,300	37,327	1,833	26	1,718,015
Commercial:
Commercial	223,674	2,601	7,882	22	-	234,179
Agricultural	15,216	-	534	-	13	15,763
Total commercial	238,890	2,601	8,416	22	13	249,942
Other	33,157	-	46	-	-	33,203

Total	$2,046,360	$13,901	$46,151	$1,855	$39	$2,108,306

December 31, 2014
Consumer:
Other consumer	$8,479	$-	$32	$-	$-	$8,511
Total consumer	8,479	-	32	-	-	8,511
Real estate:
Construction	27,430	78	9,339	-	-	36,847
Single family residential	135,240	683	7,311	1,854	5	145,093
Other commercial	317,965	605	15,598	-	-	334,168
Total real estate	480,635	1,366	32,248	1,854	5	516,108
Commercial:
Commercial	43,585	69	3,607	-	-	47,261
Agricultural	3,030	-	1,070	-	-	4,100
Total commercial	46,615	69	4,677	-	-	51,361

Total	$535,729	$1,435	$36,957	$1,854	$5	$575,980

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

The following is a summary of the non-covered loans acquired in the Liberty acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$774,777	$15,716
Non-accretable difference (expected losses and foregone interest)	-	(4,978)
Cash flows expected to be collected at acquisition	774,777	10,738
Accretable yield	(4,869)	12
Basis in acquired loans at acquisition	$769,908	$10,750

The following is a summary of the non-covered loans acquired in the Community First acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$1,153,255	$10,143
Non-accretable difference (expected losses and foregone interest)	-	(3,247)
Cash flows expected to be collected at acquisition	1,153,255	6,896
Accretable yield	(23,712)	104
Basis in acquired loans at acquisition	$1,129,543	$7,000

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

The impact of the adjustments on the Company’s financial results for the three and six months ended June 30, 2015 and 2014 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Impact on net interest income	$3,223	$5,856	$9,325	$13,247
Non-interest income	(2,941)	(6,410)	(5,686)	(13,850)
Net impact to pre-tax income	282	(554)	3,639	(603)
Net impact, net of taxes	$171	$(337)	$2,212	$(366)

These adjustments will be recognized over the remaining lives of the loans for purchased credit impaired loans. For FDIC acquisition loans, the adjustments will be recognized over the remaining lives of the loan pools and, for covered loans, over the remainder of the loss sharing agreements, respectively.  The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $15.3 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $6.6 million.  Of the remaining adjustments, the Company expects to recognize $5.8 million of interest income and a $5.4 million reduction of non-interest income, for a net increase to pre-tax income of approximately $0.4 million during the remainder of 2015.  The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the acquired loan pools and purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$17,226	$177,691	$20,635	$169,098
Additions	-	-	(116)	17,750
Accretable yield adjustments	2,369	-	5,443	-
Accretion	(4,547)	4,547	(10,914)	10,914
Payments and other reductions, net	-	(22,144)	-	(37,668)
Balance, ending	$15,048	$160,094	$15,048	$160,094

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$33,542	$218,532	$41,385	$234,785
Additions	-	-	-	-
Accretable yield adjustments	3,928	-	5,411	-
Accretion	(6,180)	6,180	(15,506)	15,506
Payments and other reductions, net	-	(32,619)	-	(58,198)
Balance, ending	$31,290	$192,093	$31,290	$192,093

Purchased impaired loans on the FDIC-assisted transactions are evaluated in pools with similar characteristics. Because some pools evaluated by the Company, covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $1.0 million allowance for loan losses for covered purchased impaired loans.  For Liberty, Community First, Metropolitan and Delta Trust, purchased impaired loans are evaluated on an individual borrower basis. No loans, not covered by loss share, evaluated by the Company were determined to have experienced further impairment. Therefore, there were no allowances for loan losses related to the non-covered purchased impaired loans at June 30, 2015 or December 31, 2014.

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

The following table presents a summary of the changes in the FDIC true-up provision for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Beginning balance	$8,602	$7,253	$8,308	$6,768
Amortization expense	40	41	80	84
Adjustments related to changes in expected losses	279	474	533	916
Balance, ending	$8,921	$7,768	$8,921	$7,768

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $314.2 million at June 30, 2015 and $108.1 million at December 31, 2014.   The Company recorded $111.3 million and $95.6 of goodwill during the six months ended June 30, 2015 as a result of its acquisitions of Community First and Liberty, respectively. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2015 or the year ended December 31, 2014.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.  Core deposit premiums of $11.3 million and $14.6 million were recorded during the first quarter of 2015 as part of the Community First and Liberty acquisitions, respectively.

The Delta Trust acquisition on August 31, 2014 included some significant lines of business related to investments, trust and insurance, for which the Company recorded $5.1 million of intangible assets. The Company also recorded $0.4 million of intangible assets during the six months ended June 30, 2015 related to a line of insurance business as part of the Community First acquisition. These intangible assets are being amortized over various periods ranging from 10 to 15 years.

On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million. This intangible asset is being amortized over a five year period.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2015 and December 31, 2014, were as follows:

(In thousands)	June 30, 2015	December 31, 2014

Goodwill	$314,282	$108,095
Core deposit premiums:
Gross carrying amount	44,030	18,318
Accumulated amortization	(4,040)	(2,386)
Core deposit premiums, net	39,990	15,932
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(724)	(517)
Purchased credit card relationships, net	1,344	1,551
Books of business intangible:
Gross carrying amount	5,560	5,140
Accumulated amortization	(289)	(97)
Books of business intangible, net	5,271	5,043
Other intangible assets, net	46,605	22,526
Total goodwill and other intangible assets	$360,887	$130,621

The Company’s estimated future amortization expense for intangible assets remaining as of June 30, 2015 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2015	$2,633
	2016	5,240
	2017	5,240
	2018	5,137
	2019	4,826
	Thereafter	23,529
	Total	$46,605

NOTE 7: TIME DEPOSITS

Time deposits include approximately $439,793,000 and $434,297,000 of certificates of deposit of $100,000 or more at June 30, 2015, and December 31, 2014, respectively. Of this total approximately $188,273,000 and $106,603,000 of certificates of deposit were over $250,000 at June 30, 2015, and December 31, 2014, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2015	June 30, 2014
Income taxes currently payable	$16,204	$8,539
Deferred income taxes	(1,772)	(3,143)
Provision for income taxes	$14,432	$5,396

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	June 30, 2015	December 31, 2014

Deferred tax assets:
Loans acquired	$30,715	$16,925
FDIC true-up liability	2,802	2,792
Allowance for loan losses	11,602	11,749
Valuation of foreclosed assets	15,249	14,167
Tax NOLs from acquisition	11,819	11,819
Deferred compensation payable	2,609	1,536
Vacation compensation	1,597	1,456
Accumulated depreciation	-	1,937
Loan interest	2,197	1,693
Accrued pension and profit sharing	1,793	1,793
Accrued equity and other compensation	4,821	3,356
Acquired securities	2,083	2,568
Accrued merger related costs	2,464	2,464
Basis difference in partnership investments	840	617
Unrealized loss on available-for-sale securities	904	862
Other	3,310	1,666
Gross deferred tax assets	94,805	77,400

Deferred tax liabilities:
Goodwill and other intangible amortization	(25,817)	(16,953)
FDIC acquired assets	(601)	(4,377)
Deferred loan fee income and expenses, net	(1,979)	(1,515)
FHLB stock dividends	(2,227)	(1,160)
Limitations under IRC Sec 382	(10,510)	(11,169)
Prepayment liabilities	(1,979)	(1,141)
Accumulated depreciation	(661)	-
Other	(563)	(337)
Gross deferred tax liabilities	(44,337)	(36,652)

Net deferred tax asset, included in other assets	$50,468	$40,748

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	June 30, 2015	June 30, 2014

Computed at the statutory rate (35%)	$15,142	$6,880
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,432	460
Tax exempt interest income	(2,284)	(1,868)
Tax exempt earnings on BOLI	(364)	(247)
Merger related expenses	569	-
Federal tax credits	(276)	-
Other differences, net	213	171
Actual tax provision	$14,432	$5,396

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

NOTE 9: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The gross amount of recognized liabilities for repurchase agreements was $105.7 million and $100.8 million at June 30, 2015 and December 31, 2014, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2015
Repurchase agreements:
U.S. Government agencies	$98,361	$-	$-	$7,321	$105,682
December 31, 2014
Repurchase agreements:
U.S. Government agencies	$93,454	$-	$-	$7,317	$100,771

NOTE 10: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at June 30, 2015 and December 31, 2014 consisted of the following components:

(In thousands)	June 30, 2015	December 31, 2014

Other Borrowings
FHLB advances, net of discount, due 2015 to 2033, 0.35% to 7.38% secured by residential real estate loans	$129,749	$71,582
Notes payable, due 7/31/2015 to 12/31/2016, 3.25%, floating rate, unsecured	41,572	43,100
	171,321	114,682
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	11,110	-
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	9,898	-
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,169	-
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,041	-
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	9,956	-
	61,794	20,620
Total other borrowings and subordinated debentures	$233,115	$135,302

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan. This debt is unsecured and is scheduled to be repaid in three years or less, by December 31, 2016.

At June 30, 2015, the Company had $31.3 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $129.7 million at June 30, 2015, with approximately $796.7 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $931.1 million at June 30, 2015.

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

Aggregate annual maturities of debt at June 30, 2015, are:

(In thousands)	Year	Annual Maturities

	2015	$40,545
	2016	33,157
	2017	75,417
	2018	6,555
	2019	2,742
	Thereafter	74,699
	Total	$233,115

NOTE 11: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 12: COMMON STOCK

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

NOTE 13: UNDIVIDED PROFITS

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  At June 30, 2015, the Company’s subsidiary banks had approximately $22.8 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under the newly adopted Basel III Rules, the criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, an 8% "Tier 1 risk-based capital" ratio, 10% "total risk-based capital" ratio; and a 6.50% “common equity Tier 1 (“CETI”) ratio.  As of June 30, 2015, The Company’s subsidiary banks met the capital standards for a well-capitalized institution.  The Company's CET1 ratio was 13.63% at June 30, 2015.

NOTE 14: STOCK BASED COMPENSATION

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2015:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2015	119,690	$27.72	226,932	$31.88
Granted	113,695	42.76	62,225	41.19
Stock Options Exercised	(52,929)	22.69	-	-
Stock Options from Acquisitions	65,850	20.43	-	-
Stock Awards Vested	-	-	(79,607)	34.37
Forfeited/Expired	-	-	(10,730)	39.56
Balance, June 30, 2015	246,306	$33.64	198,820	$33.38

Exercisable, June 30, 2015	117,661	$26.25

The following table summarizes information about stock options under the plans outstanding at June 30, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$15.55	-	$21.29	37,741	4.86	$19.52	24,291	$19.01
21.51	-	26.19	31,200	1.28	25.70	31,200	25.70
28.42	-	28.42	31,500	1.92	28.42	31,500	28.42
30.31	-	30.31	30,670	2.91	30.31	30,670	30.31
40.57	-	40.57	48,690	9.50	40.57	-	-
40.72	-	40.72	1,500	9.38	40.72	-	-
44.40	-	44.40	65,005	9.73	44.40	-	-
$15.55	-	$44.40	246,306	6.02	$33.64	117,661	$26.25

Total stock-based compensation expense was $1,077,000 and $655,000 during the six months ended June 30, 2015 and 2014, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $728,000 of unrecognized stock-based compensation expense related to stock options at June 30, 2015. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2014.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2015 was $3,212,000 and $2,404,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $46.68 as of June 30, 2015, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and June 30, 2014 was $1,270,000 and $471,000, respectively.

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended June 30,
(In thousands)	2015	2014

Interest paid	$9,413	$6,952
Income taxes paid	13,981	11,674
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	7,426	2,097
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	2,288	4,043
Transfers of premises held for sale to foreclosed assets held for sale	6,126	-

NOTE 16: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Professional services	$2,261	$1,868	$4,135	$3,246
Postage	1,085	813	2,017	1,730
Telephone	1,321	703	2,175	1,403
Credit card expense	2,280	2,123	4,271	4,322
Operating supplies	612	418	1,092	934
Amortization of intangibles	996	452	2,287	954
Branch right sizing expense	2,745	300	2,780	4,178
Other expense	6,741	3,869	11,456	7,156
Total other operating expenses	$18,041	$10,546	$30,213	$23,923

NOTE 17: CERTAIN TRANSACTIONS

From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families.  From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiaries, Simmons Bank and First State Bank.  Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the lender and did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 18: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers throughout Arkansas, Kansas, Missouri and Tennessee, along with credit card loans to customers throughout the United States.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At June 30, 2015, the Company had outstanding commitments to extend credit aggregating approximately $495,558,000 and $783,710,000 for credit card commitments and other loan commitments.  At December 31, 2014, the Company had outstanding commitments to extend credit aggregating approximately $480,653,000 and $439,053,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $26,711,000 and $16,217,000 at June 30, 2015, and December 31, 2014, respectively, with terms ranging from 9 months to 15 years.  At June 30, 2015, the Company had no deferred revenue under standby letter of credit agreements and approximately $13,000 at December 31, 2014.

NOTE 19: PREFERRED STOCK

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”). The preferred stock is held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualifies as Tier 1 capital, has a $1,000 liquidation value per share and will pay quarterly dividends.  The rate will remain fixed at 1% through February 18, 2016, at which time it will convert to a fixed rate of 9%. The Company plans to redeem the Simmons Series A Preferred Stock in the first quarter of 2016.

NOTE 20: FAIR VALUE MEASUREMENTS

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in valuation techniques during the periods ended June 30, 2015 and 2014.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$4,005	$-	$4,005	$-
U.S. Government agencies	236,003	-	236,003	-
Mortgage-backed securities	464,857	-	464,857	-
State and political subdivisions	10,971	-	10,971	-
Other securities	31,865	-	31,865	-
Assets held in trading accounts	6,481	2,709	3,772	-

December 31, 2014
ASSETS
Available-for-sale securities
U.S. Treasury	$3,992	$-	$3,992	$-
U.S. Government agencies	272,816	-	272,816	-
Mortgage-backed securities	1,572	-	1,572	-
State and political subdivisions	6,540	-	6,540	-
Other securities	20,363	-	20,363	-
Assets held in trading accounts	6,987	3,320	3,667	-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of June 30, 2015 and December 31, 2014, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $42.7 million and $44.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2015 and December 31, 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015
ASSETS
Impaired loans (1) (2) (collateral dependent)	$15,958	$-	$-	$15,958
Foreclosed assets held for sale (1)	6,681	-	-	6,681

December 31, 2014
ASSETS
Impaired loans (1) (2) (collateral dependent)	$12,276	$-	$-	$12,276
Foreclosed assets held for sale (1)	3,417	-	-	3,417

________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)	Specific allocations of $953,000 and $733,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2015 and December 31, 2014, respectively.

ASC Topic 825, Financial Instruments, requires disclosure in annual and interim financial statements of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The following methods and assumptions were used to estimate the fair value of classes of financial instruments.

Cash and cash equivalents and interest bearing balances due from banks – time – The carrying amount for cash and cash equivalents approximates fair value (Level 1). ).  The fair value of interest bearing balances due from banks - time is estimated using a discounted cash flow calculation that applies the rates currently offered on deposits of similar remaining maturities (Level 2).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2015
Financial assets:
Cash and cash equivalents	$292,470	$292,470	$-	$-	$292,470
Interest bearing balances due from banks - time	24,189	-	24,180	-	24,180
Held-to-maturity securities	861,596	-	863,349	-	863,349
Mortgage loans held for sale	48,094	-	-	48,094	48,094
Interest receivable	24,129	-	24,129	-	24,129
Legacy loans, net	2,580,662	-	-	2,585,022	2,585,022
Loans acquired, not covered by FDIC loss share	2,108,306	-	-	2,111,868	2,111,868
Loans acquired, covered by FDIC loss share, net	93,121	-	-	93,278	93,278
FDIC indemnification asset	13,020	-	-	13,020	13,020

Financial liabilities:
Non-interest bearing transaction accounts	1,141,285	-	1,141,285	-	1,141,285
Interest bearing transaction accounts and savings deposits	3,581,049	-	3,581,049	-	3,581,049
Time deposits	1,447,688	-	-	1,443,811	1,443,811
Federal funds purchased and securities sold under agreements to repurchase	111,792	-	111,792	-	111,792
Other borrowings	171,321	-	176,279	-	176,279
Subordinated debentures	61,794	-	56,876	-	56,876
Interest payable	2,234	-	2,234	-	2,234

December 31, 2014
Financial assets:
Cash and cash equivalents	$335,909	$335,909	$-	$-	$335,909
Held-to-maturity securities	777,587	-	780,533	-	780,533
Mortgage loans held for sale	21,265	-	-	21,265	21,265
Interest receivable	16,774	-	16,774	-	16,774
Legacy loans, net	2,024,693	-	-	2,022,889	2,022,889
Loans acquired, not covered by FDIC loss share	575,980	-	-	560,651	560,651
Loans acquired, covered by FDIC loss share, net	106,933	-	-	105,789	105,789
FDIC indemnification asset	22,663	-	-	22,663	22,663

Financial liabilities:
Non-interest bearing transaction accounts	889,260	-	889,260	-	889,260
Interest bearing transaction accounts and savings deposits	2,006,271	-	2,006,271	-	2,006,271
Time deposits	965,187	-	-	967,900	967,900
Federal funds purchased and securities sold under agreements to repurchase	110,586	-	110,586	-	110,586
Other borrowings	114,682	-	114,698	-	114,698
Subordinated debentures	20,620	-	16,115	-	16,115
Interest payable	1,147	-	1,147	-	1,147

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2015 and 2014 and the related consolidated statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

August 10, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2015 was $20.0 million and diluted earnings per share were $0.71, compared to net income of $9.9 million and $0.60 diluted earnings per share for the same period of 2014. Net income for the six months ended June 30, 2015, was $28.7 million and diluted earnings per share were $1.10, compared to net income of $14.3 million and $0.87 diluted earnings per share for the same period in 2014.

Net income for the first and second quarters in both 2015 and 2014 included significant nonrecurring items that impacted net income, primarily related to our acquisitions and branch right sizing initiatives. Excluding all nonrecurring items, core earnings for the three months ended June 30, 2015 were $22.4 million, or $0.75 diluted core earnings per share, compared to $9.2 million, or $0.56 diluted core earnings per share for the same period in 2014. Diluted core earnings per share increased by $0.19, or 33.9%. Year-to-date core earnings were $38.1 million, an increase of $21.5 million, or 129%, compared with the same period of 2014. Year-to-date diluted core earnings per share were $1.46, an increase of $0.44, or 43.1%. See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

During the second quarter of 2014 we entered into a definitive agreement and plan of merger with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”). During the second quarter of 2014 we also entered into a definitive agreement and plan of merger with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank. On February 27, 2015, we closed the transactions to acquire Community First and Liberty and at March 31, 2015 Liberty Bank and First State operated as independently chartered banks. Liberty Bank was subsequently merged into our lead bank, Simmons First National Bank, on April 24, 2015 with a simultaneous systems conversion. We expect to merge First State into Simmons First National Bank during the third quarter of 2015. As a result of these acquisitions, we have recognized $7.7 million in after tax merger related expenses during the year.

During the second quarter we entered into a definitive agreement and plan of merger with Ozark Trust & Investment Corporation (“OTIC”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks (“TCO”). TCO is headquartered in Springfield, Missouri and has over $1 billion in assets under management. We plan to complete the transaction during the third quarter of 2015.

We are pleased with the growth in core earnings for the first half of 2015. We reported record core earnings and record core earnings per share in each quarter. As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits. Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions, which enabled us to produce a net interest margin of 4.47% for the quarter.

Common stockholders’ equity as of June 30, 2015 was $1.03 billion, book value per share was $33.26 and tangible book value per share was $21.19.  Our ratio of stockholders’ equity to total assets was 13.5% and the tangible common equity to tangible assets ratio (TCE) was 8.7% at June 30, 2015. The Company’s Tier I leverage ratio of 10.0%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $7.61 billion at June 30, 2015, compared to $4.64 billion at December 31, 2014 and $4.32 billion at June 30, 2014.  Total loans, including loans acquired, were $4.81 billion at June 30, 2015, compared to $2.74 billion at December 31, 2014 and $2.39 billion at June 30, 2014. We continue to have good asset quality.

Simmons First National Corporation is a $7.61 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas, Missouri and Tennessee.

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

We are currently in discussion with the FDIC regarding the termination of one or more of its loss share agreements. Should an agreement or agreements be reached regarding such termination, loans and foreclosed assets covered by such loss share agreement(s) would be reclassified, respectively, to “purchased non-covered loans” and “foreclosed assets not covered by FDIC loss share agreements.” Any gain or loss on such termination would be determined by comparison of the net cash proceeds to be received or paid by the Company to the related amount of FDIC loss share receivable and FDIC clawback payable at the time of such transaction.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2015, net interest income on a fully taxable equivalent basis was $75.5 million, an increase of $33.4 million, or 79.3%, over the same period in 2014.  The increase in net interest income was the result of a $35.9 million increase in interest income and a $2.5 million increase in interest expense.

The increase in interest income primarily resulted from a $31.8 million increase in interest income on loans, consisting of legacy loans and acquired loans. The increase in loan volume during 2015 generated $35.2 million of additional interest income, while a 52 basis point decline in yield resulted in a $3.3 million decrease in interest income. The interest income increase from loan volume was primarily due to our Liberty, Community First and Delta Trust acquisitions; however, a significant portion of the increase in loan interest income can be attributed to our legacy loan growth of $743 million, or 39.7%, from the same period last year.

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

For the three months ended June 30, 2015, the adjustments decreased interest income by $2.6 million and increased non-interest income by $3.5 million compared to the same period in 2014. The net increase to 2015 second quarter pre-tax income was $836,000 from 2014. Because these adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well. The current estimate of the remaining accretable yield adjustment that will positively impact interest income is $15.3 million and the remaining adjustment to the indemnification assets that will reduce non-interest income is $6.6 million. Of the remaining adjustments, we expect to recognize $5.8 million of interest income and a $5.4 million reduction of non-interest income for a net increase to pre-tax income of approximately $400,000 during the remainder of 2015. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loan pools.

The $2.5 million increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Liberty, Community First and Delta Trust acquisitions.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2015, net interest income on a fully taxable equivalent basis was $130.3 million, an increase of $44.9 million, or 52.7%, over the same period in 2014.  The increase in net interest income was the result of a $48.3 million increase in interest income and a $3.4 million increase in interest expense.

The increase in interest income primarily resulted from a $42.7 million increase in interest income on loans and a $5.4 million increase in interest income on investment securities. The increase in interest income on investment securities was primarily due to volume increases resulting from the Liberty and Community First acquisitions. The increase in loan volume during 2015 generated $51.0 million of additional interest income, while a 64 basis point decline in yield resulted in a $8.3 million decrease in interest income. The interest income increase from loan volume was primarily due to our Liberty, Community First and Delta Trust acquisitions.

For the six months ended June 30, 2015, the acquired loan cash flow adjustments resulted in a decrease to interest income by $3.9 million and a decrease to non-interest income by $8.2 million compared to the same period in 2014. The net increase to year-to-date 2015 pre-tax income was $4.2 million compared with 2014.

The $3.4 million increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Liberty, Community First and Delta Trust acquisitions.

Net Interest Margin

Our net interest margin increased 13 basis points to 4.47% for the three month period ended June 30, 2015, when compared to 4.34% for the same period in 2014. For the six month period ended June 30, 2015, net interest margin decreased 2 basis points to 4.42% when compared to 4.44% for the same period in 2014.  The most significant factor in the increasing margin during the three month period ended June 30, 2015 is the impact of the decrease in accretable yield adjustments discussed above offset by the impact of the loans acquired in the Liberty and Community First acquisitions. Normalized for all accretion on acquired loans, our net interest margin at June 30, 2015 and 2014 was 3.74% and 3.49%, respectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2015 and 2014, respectively, as well as changes in fully taxable equivalent net interest margin for the three and six month periods ended June 30, 2015, versus June 30, 2014.

Table 1:  Analysis of Net Interest Margin

(FTE =Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Interest income	$79,169	$43,842	$136,424	$88,876
FTE adjustment	2,303	1,695	4,160	3,387
Interest income – FTE	81,472	45,537	140,584	92,263
Interest expense	5,962	3,414	10,256	6,904
Net interest income – FTE	$75,510	$42,123	$130,328	$85,359

Yield on earning assets – FTE	4.82%	4.69%	4.77%	4.80%
Cost of interest bearing liabilities	0.44%	0.44%	0.43%	0.44%
Net interest spread – FTE	4.38%	4.25%	4.34%	4.36%
Net interest margin – FTE	4.47%	4.34%	4.42%	4.44%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended June 30, 2015 vs. 2014	Six Months Ended June 30, 2015 vs. 2014

Increase due to change in earning assets	$36,089	$54,843
Decrease due to change in earning asset yields	(154)	(6,522)
Decrease due to change in interest bearing liabilities	(2,387)	(3,313)
Decrease due to change in interest rates paid on interest bearing liabilities	(161)	(39)
Increase in net interest income	$33,387	$44,969

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended June 30, 2015 and 2014.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$308,756	$229	0.30	$456,931	$279	0.24
Federal funds sold	75,922	73	0.39	985	2	0.81
Investment securities - taxable	1,295,466	4,479	1.39	730,156	(543)	(0.30)
Investment securities - non-taxable	360,360	5,849	6.51	317,938	6,996	8.83
Mortgage loans held for sale	37,656	375	3.99	15,299	168	4.40
Assets held in trading accounts	6,592	4	0.24	6,850	5	0.29
Loans	4,689,941	70,463	6.03	2,364,043	38,630	6.55
Total interest earning assets	6,774,693	81,472	4.82	3,892,202	45,537	4.69
Non-earning assets	920,999			478,476
Total assets	$7,695,692			$4,370,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,621,060	$2,131	0.24	$1,810,436	$720	0.16
Time deposits	1,488,208	2,064	0.56	1,049,865	1,515	0.58
Total interest bearing deposits	5,109,268	4,195	0.33	2,860,301	2,235	0.31
Federal funds purchased and securities sold under agreement to repurchase	116,258	57	0.20	101,537	31	0.12
Other borrowings	179,080	1,151	2.58	116,082	988	3.41
Subordinated debentures	62,981	559	3.56	20,620	160	3.11
Total interest bearing liabilities	5,467,587	5,962	0.44	3,098,540	3,414	0.44
Non-interest bearing liabilities:
Non-interest bearing deposits	1,088,474			823,552
Other liabilities	70,312			34,637
Total liabilities	6,626,373			3,956,729
Stockholders’ equity	1,069,319			413,949
Total liabilities and stockholders’ equity	$7,695,692			$4,370,678
Net interest spread			4.38			4.25
Net interest margin		$75,510	4.47		$42,123	4.34

	Six Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$339,976	$439	0.26	$482,433	$558	0.23
Federal funds sold	66,384	102	0.31	685	3	0.88
Investment securities - taxable	1,124,923	7,451	1.34	694,781	4,006	1.16
Investment securities - non-taxable	345,743	10,602	6.18	315,431	8,678	5.55
Mortgage loans held for sale	26,155	522	4.02	10,984	237	4.35
Assets held in trading accounts	6,687	8	0.24	7,031	10	0.29
Loans	4,038,397	121,460	6.07	2,365,573	78,771	6.71
Total interest earning assets	5,948,265	140,584	4.77	3,876,918	92,263	4.80
Non-earning assets	786,715			502,057
Total assets	$6,734,980			$4,378,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,111,053	$3,478	0.23	$1,832,472	$1,414	0.16
Time deposits	1,321,350	3,661	0.56	1,073,242	3,091	0.58
Total interest bearing deposits	4,432,403	7,139	0.32	2,905,714	4,505	0.31
Federal funds purchased and securities sold under agreement to repurchase	118,913	121	0.21	108,277	84	0.16
Other borrowings	181,517	2,203	2.45	116,835	1,998	3.45
Subordinated debentures	49,334	793	3.24	20,620	317	3.10
Total interest bearing liabilities	4,782,167	10,256	0.43	3,151,446	6,904	0.44
Non-interest bearing liabilities:
Non-interest bearing deposits	1,019,388			779,323
Other liabilities	57,173			36,525
Total liabilities	5,858,728			3,967,294
Stockholders’ equity	876,252			411,681
Total liabilities and stockholders’ equity	$6,734,980			$4,378,975
Net interest spread			4.34			4.36
Net interest margin		$130,328	4.42		$85,359	4.44

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six month periods ended June 30, 2015, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 over 2014			2015 over 2014
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$(101)	$51	$(50)	$(179)	$60	$(119)
Federal funds sold	73	(2)	71	102	(3)	99
Investment securities - taxable	(134)	5,156	5,022	2,778	667	3,445
Investment securities - non-taxable	850	(1,997)	(1,147)	878	1,046	1,924
Mortgage loans held for sale	224	(17)	207	303	(18)	285
Assets held in trading accounts	-	(1)	(1)	-	(2)	(2)
Loans	35,177	(3,344)	31,833	50,961	(8,272)	42,689
Total	36,089	(154)	35,935	54,843	(6,522)	48,321

Interest expense:
Interest bearing transaction and savings accounts	953	458	1,411	1,257	807	2,064
Time deposits	610	(61)	549	692	(122)	570
Federal funds purchased and securities sold under agreements to repurchase	5	21	26	9	28	37
Other borrowings	446	(283)	163	895	(690)	205
Subordinated debentures	373	26	399	460	16	476
Total	2,387	161	2,548	3,313	39	3,352
Increase (decrease) in net interest income	$33,702	$(315)	$33,387	$51,530	$(6,561)	$44,969

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

The provision for loan losses for the three month period ended June 30, 2015, was $3.0 million, compared to $1.6 million for the three month period ended June 30, 2014, an increase of $1.4 million. The provision for loan losses for the six month period ended June 30, 2015, was $4.2 million, compared to $2.5 million for the six month period ended June 30, 2014, an increase of $1.7 million. See Allowance for Loan Losses section for additional information.

The provision increase resulted from several reasons. Our increased organic legacy loan growth rate required additional allowance. Significant loan growth in our new Missouri and Tennessee markets, both from new loans and from acquired loans migrating to legacy, required an allowance to be established through a provision. Finally, a $604,000 provision was recorded on acquired loans during the second quarter of 2015 as a result of a shortage in our credit mark on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $25.3 million for the three month period ended June 30, 2015, an increase of $9.9 million, or 64.5%, compared to $15.4 million for the same period in 2014. Total non-interest income was $43.8 million for the six month period ended June 30, 2015, an increase of $19.2 million, or 78.2%, compared to $24.6 million for the same period in 2014.

As previously discussed in the Net Interest Income section, there was a $3.2 million increase in non-interest income from the three month period ended June 30, 2015 to the same period of 2014 due to reductions in the amortization of the indemnification asset expected to be collected from the FDIC covered loan portfolios.    Excluding the indemnification asset amortization adjustments, non-interest income increased $6.7 million, or 31.0%, due primarily to the addition of Delta Trust, Liberty and First State.

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

Table 5 shows non-interest income for the three and six month periods ended June 30, 2015 and 2014, respectively, as well as changes in 2015 from 2014.

Table 5:  Non-Interest Income

	Three Months		2015		Six Months		2015
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2015	2014	2014		2015	2014	2014
Trust income	$2,070	$1,553	$517	33.29%	$4,321	$3,091	$1,230	39.79%
Service charges on deposit accounts	8,031	6,792	1,239	18.24	14,394	12,860	1,534	11.93
Other service charges and fees	3,130	859	2,271	264.38	4,955	1,684	3,271	194.24
Mortgage lending income	3,449	1,262	2,187	173.30	5,710	2,074	3,636	175.31
Investment banking income	593	154	439	285.06	1,487	336	1,151	342.56
Debit and credit card fees	6,486	5,801	685	11.81	12,134	11,444	690	6.03
Bank owned life insurance income	746	377	369	97.88	1,318	705	613	86.95
Gain (loss) on sale of securities	-	38	(38)	-100.00	(38)	38	(76)	-200.00
Net (loss) on assets covered by FDIC loss share agreements	(3,056)	(6,268)	3,212	-51.24	(5,727)	(13,639)	7,912	-58.01
Net gain on sale of premises held for sale	-	2,311	(2,311)	-100.00	-	2,311	(2,311)	-100.00
Other income	3,863	2,509	1,354	53.97	5,253	3,673	1,580	43.02
Total non-interest income	$25,312	$15,388	$9,924	64.49%	$43,807	$24,577	$19,230	78.24%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended June 30, 2015, was $19.7 million, an increase of $4.7 million from the three month period ended June 30, 2014.  Service charges on deposit accounts increased by $1.2 million or 18.24% and other service charges and fees increased by $2.3 million, or 264.38%. The majority of the increase was due to the additions of accounts from the Delta Trust, Community First and Liberty acquisitions.

Mortgage lending income increased by $2.2 million for the three months ended June 30, 2015 compared to last year, due primarily to additional lenders and customers as a result of the Delta Trust, Community First and Liberty acquisitions. Investment banking income increased by $439,000, due primarily to the addition of the retail investment banking operation of Delta Trust.

Net loss on assets covered by FDIC loss share agreements decreased by $3.2 million. As previously described, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, amortization of the indemnification assets, a reduction of non-interest income, declined $3.2 million during the second quarter of 2015 as compared to 2014, related to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.

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

Non-interest expense for the three months ended June 30, 2015 was $65.2 million, an increase of $25.3 million, or 63.6%, from the same period in 2014. We closed twelve underperforming branches in the second quarter of 2015 as part of our branch right sizing initiative, resulting in $2.7 million in nonrecurring expenses, compared with $300,000 in branch right sizing expenses in the same period of 2014. We also incurred merger related costs of $1.2 million in 2015, compared with $1.4 million in 2014. Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense for the three months ended June 30, 2015 increased $23.0 million, or 60.2%, from the same period in 2014, primarily due to the incremental operating expenses of the acquired Community First, Liberty and Delta Trust franchises.

Non-interest expense for the six months ended June 30, 2015 was $122.5 million, an increase of $38.2 million, or 45.2%, from the same period in 2014. The most significant impact to non-interest expense were the following nonrecurring items.

First, we saw a $9.0 million increase in merger related costs from last year. Included in the six months ended June 30, 2015 were $11.7 million in merger related costs, primarily from our February acquisitions of Liberty and Community First. In the same period of 2014 we recorded $2.6 million of merger related costs associated with our Metropolitan and Delta Trust acquisitions.

Second, branch right sizing expense for the six months ended June 30, 2015 decreased by $1.4 million from the same period in 2014. We had $2.8 million of branch right sizing expense in 2015 from our twelve branch closings. For the same period in 2014, we had expenses of $4.2 million associated with the closure and maintenance of eleven legacy Simmons branches as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.

Normalizing for the nonrecurring merger related costs and branch right sizing, non-interest expense for the six months ended June 30, 2015 increased $30.5 million, or 39.3%, from the same period in 2014, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits increased by $14.5 million and $18.8 million for the three and six months ended June 30, 2015. Occupancy expense increased by $1.8 million and $1.5 million for the same periods, while furniture and equipment expense increased by $1.0 million and $2.2 million from the same periods in 2014. These increases, along with the increases in several other operating expense categories, were a result of the Delta Trust, Liberty and Community First acquisitions.

Table 6 below shows non-interest expense for the three and six month periods ended June 30, 2015 and 2014, respectively, as well as changes in 2015 from 2014.

Table 6:  Non-Interest Expense

	Three Months		2015		Six Months		2015
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2015	2014	2014		2015	2014	2014
Salaries and employee benefits	$35,475	$20,982	$14,493	69.07%	$62,246	$43,447	$18,799	43.27%
Occupancy expense, net	5,051	3,285	1,766	53.76	8,627	7,155	1,472	20.57
Furniture and equipment expense	3,241	2,215	1,026	46.32	6,420	4,229	2,191	51.81
Other real estate and foreclosure expense	1,017	375	642	171.20	1,398	1,248	150	12.02
Deposit insurance	1,096	1,085	11	1.01	1,966	1,753	213	12.15
Merger related costs	1,247	1,354	(107)	-7.90	11,666	2,627	9,039	344.08
Other operating expenses:
Professional services	2,261	1,868	393	21.04	4,135	3,246	889	27.39
Postage	1,085	813	272	33.46	2,017	1,730	287	16.59
Telephone	1,321	703	618	87.91	2,175	1,403	772	55.02
Credit card expenses	2,280	2,123	157	7.40	4,271	4,322	(51)	-1.18
Operating supplies	612	418	194	46.41	1,092	934	158	16.92
Amortization of intangibles	996	452	544	120.35	2,287	954	1,333	139.73
Branch right sizing expense	2,745	300	2,445	815.00	2,780	4,178	(1,398)	-33.46
Other expense	6,741	3,869	2,872	74.23	11,456	7,156	4,300	60.09
Total non-interest expense	$65,168	$39,842	$25,326	63.57%	$122,536	$84,382	$38,154	45.22%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $2.22 billion and $1.769 billion during the first six months of 2015 and 2014, respectively.  As of June 30, 2015, total loans, excluding loans acquired, were $2.61 billion, an increase of $557.5 million from December 31, 2014.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan not covered by FDIC loss share as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2014 to June 30, 2015 included approximately $160 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of June 30, 2015.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	June 30, 2015	December 31, 2014

Consumer:
Credit cards	$174,074	$185,380
Other consumer	160,828	103,402
Total consumer	334,902	288,782
Real estate:
Construction	199,707	181,968
Single family residential	662,954	455,563
Other commercial	878,109	714,797
Total real estate	1,740,770	1,352,328
Commercial:
Commercial	388,869	291,820
Agricultural	141,502	115,658
Total commercial	530,371	407,478
Other	5,186	5,133
Total loans, excluding loans acquired, before allowance for loan losses	$2,611,229	$2,053,721

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $334.9 million at June 30, 2015, or 12.8% of total loans, compared to $288.8 million, or 14.1% of total loans at December 31, 2014.  The increase in consumer loans from December 31, 2014, to June 30, 2015, was due to growth in direct and indirect consumer loans which was partially offset by the seasonal decline in our credit card portfolio, as expected.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.740 billion at June 30, 2015, or 66.7% of total loans, compared to the $1.352 billion, or 65.9%, of total loans at December 31, 2014, an increase of $388.4 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $530.4 million at June 30, 2015, or 20.3% of total loans, compared to $407.5 million, or 19.8% of total loans at December 31, 2014, an increase of $122.9 million.  Non-agricultural commercial loans increased to $388.9 million, a $97.0 million, or 33.2%, growth from December 31, 2014. Agricultural loans increased to $141.5 million, a $25.8 million, or 22.3%, growth primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

On February 27, 2015, we completed the acquisition of Liberty and issued 5,181,337 shares of the Company’s common stock valued at approximately $212.2 million as of February 27, 2015 in exchange for all outstanding shares of Liberty common stock. Included in the acquisition were loans with a fair value of $780.7 million.

On February 27, 2015, we also completed the acquisition of Community First and issued 6,552,915 shares of the Company’s common stock valued at approximately $268.3 million as of February 27, 2015, plus $9,974 in cash in exchange for all outstanding shares of Community First common stock. We also issued $30.9 million of preferred stock in exchange for all outstanding shares of Community First preferred stock. Included in the acquisition were loans with a fair value of $1.1 billion.

On August 31, 2014, we completed the acquisition of Delta Trust, and issued 1,629,424 shares of the Company’s common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock. Included in the acquisition were loans with a fair value of $311.7 million.

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

Table 8:  Assets Acquired

(In thousands)	June 30, 2015	December 31, 2014

Loans acquired, covered by FDIC loss share (net of discount and allowance)	$93,121	$106,933
Foreclosed assets covered by FDIC loss share	12,833	11,793
FDIC indemnification asset	13,020	22,663
Total covered assets	$118,974	$141,389

Loans acquired, not covered by FDIC loss share (net of discount)	$2,108,306	$575,980
Foreclosed assets acquired, not covered by FDIC loss share	29,644	33,053
Total assets acquired, not covered by FDIC loss share	$2,137,950	$609,033

Approximately $2.0 billion of the loans acquired in the Liberty, Community First, Metropolitan and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. We evaluated the remaining loans purchased in conjunction with the acquisitions of Liberty, Community First, Metropolitan and Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. During the quarter ended June 30, 2015, some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure. We recorded a $604,000 provision for these loans, with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at June 30, 2015.

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

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $1.9 million from December 31, 2014 to June 30, 2015.  Foreclosed assets held for sale (legacy and acquired, not covered) decreased by $2.2 million, even with the addition of $6.1 million of previously closed branch buildings and land reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties. Under ASC Topic 360, there is a one year maximum holding period to classify premises as held for sale. Nonaccrual loans increased by $3.5 million during the period, primarily CRE loans. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 0.81% at June 30, 2015, compared to 1.30% at December 31, 2014.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance was $2.0 million at June 30, 2015, a decline of $.02 million from December 31, 2014.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 1.17% as of June 30, 2015.  Non-performing loans equaled 0.65% of total loans.  Non-performing assets were 0.79% of total assets, a 46 basis point improvement from December 31, 2014.  The allowance for loan losses was 180% of non-performing loans.  Our annualized net charge-offs to total loans for the first six months of 2015 was 0.17%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.08%.  Annualized net credit card charge-offs to total credit card loans were 1.32%, compared to 1.27% during the full year 2014, and more than 150 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	June 30, 2015	December 31, 2014

Nonaccrual loans (1)	$15,565	$12,038
Loans past due 90 days or more (principal or interest payments)	1,375	961
Total non-performing loans	16,940	12,999
Other non-performing assets:
Foreclosed assets held for sale	13,022	11,803
Acquired foreclosed assets held for sale, not covered by loss share	29,644	33,053
Other non-performing assets	242	97
Total other non-performing assets	42,908	44,953
Total non-performing assets	$59,848	$57,952

Performing TDRs	$1,959	$2,233
Allowance for loan losses to non-performing loans	180%	223%
Non-performing loans to total loans	0.65%	0.63%
Non-performing assets to total assets (2)	0.79%	1.25%

________________________________________

(1)	Includes nonaccrual TDRs of approximately $1.8 million at June 30, 2015 and $1.0 million at December 31, 2014.
(2)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2015 and 2014.

At June 30, 2015, impaired loans, net of government guarantees and loans acquired, were $16.4 million compared to $14.7 million at December 31, 2014.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2015	2014

Balance, beginning of year	$29,028	$27,442
Loans charged off:
Credit card	1,587	1,541
Other consumer	586	574
Real estate	626	2,179
Commercial	245	268
Total loans charged off	3,044	4,562
Recoveries of loans previously charged off:
Credit card	454	486
Other consumer	320	254
Real estate	58	1,370
Commercial	178	30
Total recoveries	1,010	2,140
Net loans charged off	2,034	2,422
Provision for loan losses (1)	3,573	2,510
Balance, June 30 (2)	$30,567	27,530

Loans charged off:
Credit card		1,647
Other consumer		1,429
Real estate		734
Commercial		784
Total loans charged off		4,594
Recoveries of loans previously charged off:
Credit card		410
Other consumer		216
Real estate		435
Commercial		296
Total recoveries		1,357
Net loans charged off		3,237
Provision for loan losses		4,735
Balance, end of year (2)		$29,028

(1)	Provision for loan losses of $604,000 attributable to loans acquired, not covered by loss share, was excluded from this table for 2015 (total year-to-date provision for loan losses for the six months ended June 30, 2015 is $4,177,000). The $604,000 was subsequently charged-off, resulting in no ending balance in the allowance related to loans acquired, not covered by loss share.
(2)	Allowance for loan losses at June 30, 2015 and December 31, 2014 includes $954,000 allowance for loans acquired, covered by loss share. The total allowance for loan losses at June 30, 2015 and December 31, 2014 was $31,521,000 and $29,982,000, respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three and six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of June 30, 2015, the allowance for loan losses reflects an increase of approximately $1,539,000 from December 31, 2014, while total loans, excluding loans acquired, increased by $557.5 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The following table sets forth the sum of the amounts of the allowance for loan losses attributable to individual loans within each category, or loan categories in general, excluding loans acquired. The table also reflects the percentage of loans in each category to the total loan portfolio, excluding loans acquired, for each of the periods indicated. These allowance amounts have been computed using the Company’s internal grading system, specific impairment analysis, qualitative and quantitative factor allocations. The amounts shown are not necessarily indicative of the actual future losses that may occur within individual categories. We had no allocation of our allowance to loans acquired for any of the periods presented.

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2015		December 31, 2014
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$5,318	6.7%	$5,445	9.1%
Other consumer	1,136	6.2%	1,427	5.0%
Real estate	18,577	66.6%	15,161	65.9%
Commercial	5,310	20.3%	6,962	19.8%
Other	226	0.2%	33	0.2%
Total	$30,567	100.0%	$29,028	100.0%

________________________________________

(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2015, core deposits comprised 92.9% of our total deposits.

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

Our total deposits as of June 30, 2015, were $6.170 billion, an increase of $2.309 billion from December 31, 2014.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $4.722 billion at June 30, 2015, compared to $2.896 billion at December 31, 2014, a $1.827 billion increase. Total time deposits increased $483 million to $1.448 billion at June 30, 2015, from $965 million at December 31, 2014. In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits. We had $16.6 million and $7.4 million of brokered deposits at June 30, 2015, and December 31, 2014, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $233.1 million and $135.3 million at June 30, 2015 and December 31, 2014, respectively. The outstanding balance for June 30, 2015 includes $31.2 million in FHLB short-term advances, $98.5 million in FHLB long-term advances, $41.6 million in notes payable and $61.8 million of trust preferred securities. The outstanding balance for December 31, 2014 included $71.6 million in FHLB long-term advances, $43.1 million in notes payable and $20.6 million of trust preferred securities.

The $41.6 million notes payable is unsecured debt from correspondent banks used as partial funding for our Metropolitan acquisition in 2013. These notes carry a 3.25% floating rate to be repaid by December 31, 2016. During the six months ended June 30, 2015, we increased total debt by $97.8 million from December 31, 2014 primarily due to adding $190.7 million in FHLB borrowings and $41.0 million in subordinated debentures as part of the Liberty and Community First acquisitions. Of this debt, $113.1 million was subsequently repaid during the period.

CAPITAL

Overview

At June 30, 2015, total capital was $1.025 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2015, our common equity to assets ratio was 13.6%, up 241 basis points from year-end 2014.

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

Cash Dividends

We declared cash dividends on our common stock of $0.46 per share for the first six months of 2015 compared to $0.44 per share for the first six months of 2014, an increase of $0.02, or 4.6%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and the share repurchase plan.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank and First State Bank.  Payment of dividends by the subsidiary bank is subject to various regulatory limitations.  See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2015, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2015 and December 31, 2014 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2015	2014

Tier 1 capital:
Stockholders’ equity	$1,025,105	$494,319
Trust preferred securities	61,794	20,000
Goodwill and core deposit premiums	(342,590)	(112,545)
Unrealized gain on available-for-sale securities, net of income taxes	1,400	1,336
Other	(10,297)	-
Total Tier 1 capital	735,412	403,110
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	-	2
Qualifying allowance for loan losses	34,284	32,073
Total Tier 2 capital	34,284	32,075
Total risk-based capital	$769,696	$435,185

Risk weighted assets	$4,714,852	$3,002,270

Assets for leverage ratio	$7,350,900	$4,593,924

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	13.63%	N/A
Tier 1 leverage ratio	10.00%	8.77%
Tier 1 risk-based capital ratio	15.60%	13.43%
Total risk-based capital ratio	16.32%	14.50%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	N/A
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	N/A
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules are effective for the Company, Simmons Bank and First State Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. As of June 30, 2015, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {gains on sale of merchant services, merger related costs, charter consolidation costs and branch right sizing expenses}) and diluted core earnings per share (non-GAAP). Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014

Net Income	$20,018	$9,908	$28,727	$14,261
Nonrecurring items:
Gain on sale of merchant services	-	(1,000)	-	(1,000)
Merger related costs	1,247	1,354	11,666	2,627
Branch right sizing (1)	2,745	(2,011)	2,780	1,867
Charter consolidation costs	-	414	-	414
Tax effect (2)	(1,566)	488	(5,029)	(1,532)
Net nonrecurring items	2,426	(755)	9,417	2,375
Core earnings (non-GAAP)	$22,444	$9,153	$38,144	$16,635

Diluted earnings per share	$0.67	$0.60	$1.10	$0.87
Nonrecurring items:
Gain on sale of merchant services	-	(0.06)	-	(0.06)
Merger related costs(1)	0.04	0.08	0.45	(0.16)
Branch right sizing	0.09	(0.12)	0.11	0.12
Charter consolidation costs	-	0.03	-	0.03
Tax effect (2)	(0.05)	0.03	(0.20)	(0.10)
Net nonrecurring items	0.08	(0.04)	0.36	0.15
Diluted core earnings per share (non-GAAP)	$0.75	$0.56	$1.46	$1.02

(1) 2014 branch right sizing includes $2,311 gain on sale of previously closed branches.

(2) Effective tax rate of 39.225%, adjusted for non-deductible merger related costs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2015, undivided profits of the Company's subsidiary banks were approximately $182.0 million, of which approximately $22.8 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and our subsidiary banks have approximately $196 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our subsidiary banks throughout Arkansas, Kansas, Missouri and Tennessee. Although this method can be a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary banks have lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $920.7 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 46.5% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of -0.95% and -1.04%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 0.70% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of June 30, 2015 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2015:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	-1.04%
Up 100 basis points	-0.95%
Down 100 basis points	0.70%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended June 30, 2015.

Item 6. Exhibits

Exhibit No.        Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 23013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.10	Indenture, dated as of June 23, 2005, between Community First Bancshares, Inc., and Deutsche Bank Trust Company Americas, as trustee, relating to subordinated debentures due June 30, 2035 (incorporated by reference to Exhibit 4.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.11	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of June 23, 2005, between Simmons First National Corporation and Deutsche Bank Trust Company Americas , as trustee (incorporated by reference to Exhibit 4.2to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.12	Indenture, dated as of September 10, 2007, between Community First Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due September 15, 2037 (incorporated by reference to Exhibit 4.3to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.13	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of September 10, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.14	Indenture, dated as of December 5, 2003, between Liberty Bancshares, Inc., and U. S. Bank National Association, as trustee, relating to subordinated debentures due December 5, 2033 (incorporated by reference to Exhibit 4.5to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.15	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of December 5, 2003, between Simmons First National Corporation and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.16	Indenture, dated as of October 13, 2004, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due October 18, 2034 (incorporated by reference to Exhibit 4.7to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.17	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of October 13, 2004, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.18	Indenture, dated as of March 23, 2007, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due June 6, 2037 (incorporated by reference to Exhibit 4.9to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.19	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of March 23, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.1	Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, Marty D. Casteel and Robert C. Dill (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.2	Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.3	Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.4	Simmons First National Corporation Executive Stock Incentive Plan – 2010, adopted January 25, 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.5	Deferred Compensation Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.6	Simmons First National Corporation Executive Retention Program (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.7	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.8	Change in Control Agreement for J. Thomas May (incorporated by reference to Exhibit 10(a) to Simmons First National Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (File No. 000-06253)).

10.9	Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.10	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.11	Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.12	Change in Control Agreement for Robert Dill (incorporated by reference to Exhibit 10.21 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.13	Amendment to Change in Control Agreement for Robert C. Dill (incorporated by reference to Exhibit 10.22 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.14	Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.15	First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.16	Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.17	Executive Salary Continuation Agreement for David L. Bartlett (incorporated by reference to Exhibit 10.26 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.18	409A Amendment to the Simmons First Bank of Hot Springs Executive Salary Continuation Agreement for David Bartlett (incorporated by reference to Exhibit 10.27 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.19	Simmons First National Corporation Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134276)).

10.20	Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.21	Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed April 2, 2001 (File No. 000-06253)).

10.22	Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.23	First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.24	Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.25	Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.26	Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.27	Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.28	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

10.29	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

10.30	Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.31	Simmons First National Corporation Outside Director Stock Incentive Plan - 2014 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.32	Small Business Lending Fund Securities Purchase Agreement, dated as of August 18, 2011, between the United States Department of the Treasury and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.33	Assignment and Assumption of Liabilities Agreement, dated February 27, 2015 between Simmons First National Corporation and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.34	Simmons First National Corporation 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed December 19, 2014 (File No. 000-06253)).

10.35	Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS XBRL Instance Document.**

101.SCH XBRL Taxonomy Extension Schema.**

101.CAL XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF XBRL Taxonomy Extension Definition Linkbase.**

101.LAB XBRL Taxonomy Extension Labels Linkbase.**

101.PRE XBRL Taxonomy Extension Presentation Linkbase.**

_____________________________________________________________________________________________

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date:	August 10, 2015	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	August 10, 2015	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	August 10, 2015	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer

