Form 10-Q
period 2015-09-30
SIMMONS FIRST NATIONAL CORP
filed 2015-11-09
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2015	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 26, 2015, was 29,939,652.

Simmons First National Corporation

Quarterly Report on Form 10-Q

September 30, 2015

Part I:       Financial Information

Item 1.      Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(In thousands, except share data)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$106,678	$54,347
Interest bearing balances due from banks	284,645	281,562
Federal funds sold	9,675	-
Cash and cash equivalents	400,998	335,909
Interest bearing balances due from banks - time	16,504	-
Investment securities:
Held-to-maturity	776,294	777,587
Available-for-sale	703,347	305,283
Total investments	1,479,641	1,082,870
Mortgage loans held for sale	15,556	21,265
Assets held in trading accounts	6,292	6,987
Loans:
Legacy loans	2,839,278	2,053,721
Allowance for loan losses	(30,380)	(29,028)
Loans acquired, not covered by FDIC loss share (net of discount and allowance)	2,013,816	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance)	-	106,933
Net loans	4,822,714	2,707,606
FDIC indemnification asset	-	22,663
Premises and equipment	190,182	122,246
Premises held for sale	923	6,846
Foreclosed assets not covered by FDIC loss share	48,073	44,856
Foreclosed assets covered by FDIC loss share	-	11,793
Interest receivable	26,873	16,774
Bank owned life insurance	118,922	77,592
Goodwill	314,282	108,095
Other intangible assets	44,904	22,526
Other assets	73,830	55,326
Total assets	$7,559,694	$4,643,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,212,724	$889,260
Interest bearing transaction accounts and savings deposits	3,521,840	2,006,271
Time deposits	1,355,236	965,187
Total deposits	6,089,800	3,860,718
Federal funds purchased and securities sold under agreements to repurchase	110,437	110,586
Other borrowings	173,426	114,682
Subordinated debentures	61,906	20,620
Accrued interest and other liabilities	78,684	42,429
Total liabilities	6,514,253	4,149,035
Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at September 30, 2015	30,852	-
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 29,939,252 and 18,052,488 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	299	181
Surplus	642,400	156,568
Undivided profits	369,172	338,906
Accumulated other comprehensive income (loss)	2,718	(1,336)
Total stockholders’ equity	1,045,441	494,319
Total liabilities and stockholders’ equity	$7,559,694	$4,643,354

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$76,432	$40,082	$197,857	$118,834
Federal funds sold	15	12	118	16
Investment securities	8,335	4,717	22,264	14,032
Mortgage loans held for sale	291	269	813	506
Assets held in trading accounts	4	3	11	13
Interest bearing balances due from banks	122	132	561	691
TOTAL INTEREST INCOME	85,199	45,215	221,624	134,092

INTEREST EXPENSE
Deposits	4,158	2,232	11,297	6,737
Federal funds purchased and securities sold under agreements to repurchase	55	55	177	194
Other borrowings	1,812	996	4,014	2,995
Subordinated debentures	498	160	1,292	477
TOTAL INTEREST EXPENSE	6,523	3,443	16,780	10,403

NET INTEREST INCOME	78,676	41,772	204,844	123,689
Provision for loan losses	1,615	1,128	5,792	3,638

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	77,061	40,644	199,052	120,051

NON-INTEREST INCOME
Trust income	2,215	1,838	6,536	4,929
Service charges on deposit accounts	8,488	6,238	22,881	19,098
Other service charges and fees	3,089	808	8,044	2,490
Mortgage lending income	3,446	1,812	9,156	3,885
Investment banking income	663	284	1,808	620
Debit and credit card fees	6,879	5,769	19,013	17,213
Bank owned life insurance income	748	411	2,066	1,117
Gain (loss) on sale of securities	40	(18)	2	20
Net (loss) on assets covered by FDIC loss share agreements	(9,085)	(3,744)	(14,812)	(17,303)
Other income	7,006	2,637	12,262	8,619
TOTAL NON-INTEREST INCOME	23,489	16,035	66,956	40,688

NON-INTEREST EXPENSE
Salaries and employee benefits	37,417	20,892	99,662	64,338
Occupancy expense, net	4,812	3,204	13,440	10,338
Furniture and equipment expense	4,202	2,363	10,621	6,592
Other real estate and foreclosure expense	2,297	1,864	3,694	3,112
Deposit insurance	1,013	877	2,979	2,630
Merger related costs	857	3,628	12,523	6,255
Other operating expenses	17,314	11,526	47,189	35,492
TOTAL NON-INTEREST EXPENSE	67,912	44,354	190,108	128,757

INCOME BEFORE INCOME TAXES	32,638	12,325	75,900	31,982
Provision for income taxes	10,963	3,537	25,395	8,933

NET INCOME	21,675	8,788	50,505	23,049
Preferred stock dividends	77	-	180	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$21,598	$8,788	$50,325	$23,049
BASIC EARNINGS PER SHARE	$0.72	$0.52	$1.84	$1.40
DILUTED EARNINGS PER SHARE	$0.72	$0.52	$1.83	$1.39

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
NET INCOME	$21,675	$8,788	$50,505	$23,049

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	6,816	(911)	6,673	1,748
Less: Reclassification adjustment for realized gains (losses) included in net income	40	(18)	2	20
Other comprehensive gain (loss), before tax effect	6,776	(893)	6,671	1,728
Less: Tax effect of other comprehensive gain (loss)	2,658	(350)	2,617	678

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4,118	(543)	4,054	1,050

COMPREHENSIVE INCOME	$25,793	$8,245	$54,559	$24,099

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(In thousands)	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES	(Unaudited)
Net income	$50,505	$23,049
Items not requiring (providing) cash:
Depreciation and amortization	10,884	5,221
Provision for loan losses	5,792	3,638
Net (accretion) of investment securities and assets not covered by FDIC loss share	(26,760)	(2,768)
Net amortization on borrowings	262	-
Stock-based compensation expense	2,011	962
Net accretion on assets covered by FDIC loss share	(2,709)	(1,541)
Deferred income taxes	(3,881)	(4,456)
FDIC loss share indemnification loss	7,476	-
(Gain) loss on sale of available-for-sale securities	(2)	(20)
Gain on sale of banking operation	(2,110)	-
Gain on sale of premises and equipment	-	-
Loss (gain) on sale of premises and equipment, net of impairment	1,958	(3,156)
Bank owned life insurance income	(2,066)	(1,117)
Changes in:
Interest receivable	(367)	(873)
Mortgage loans held for sale	5,709	(12,509)
Assets held in trading accounts	695	2,159
Other assets	(2,528)	(4,893)
Accrued interest and other liabilities	15,598	11,706
Income taxes payable	14,993	(3,328)
Net cash provided by operating activities	75,460	12,074
INVESTING ACTIVITIES
Net originations of loans not covered by FDIC loss share	(230,589)	(96,670)
Net collections of loans covered by FDIC loss share	23,646	41,649
Decrease in due from banks - time	7,685	-
Proceeds from sale of student loans	-	22,136
(Purchases) proceeds from sale of premises and equipment, net	(5,388)	10,288
Proceeds from sale of foreclosed assets held for sale	31,182	19,733
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	2,858	10,853
Proceeds from sale of short-term investment securities	-	1,504
Proceeds from sale of available-for-sale securities	31,702	13,159
Proceeds from maturities of available-for-sale securities	372,511	122,041
Purchases of available-for-sale securities	(264,636)	(200,284)
Proceeds from maturities of held-to-maturity securities	206,894	325,895
Purchases of held-to-maturity securities	(56,073)	(381,175)
Purchase of bank owned life insurance	(140)	(6,326)
Settlement of FDIC loss share agreements	2,368	-
Cash received on FDIC loss share	3,980	13,325
Cash paid on sale of banking operations, net of cash received	(68,273)	-
Cash received in business combinations, net of cash paid	201,029	11,343
Net cash provided by (used in) investing activities	258,756	(92,529)
FINANCING ACTIVITIES
Net change in deposits	(103,929)	(144,014)
Dividends paid on preferred stock	(180)	-
Dividends paid on common stock	(20,059)	(11,441)
Net change in other borrowed funds	(132,001)	(4,671)
Net change in federal funds purchased and securities sold under agreements to repurchase	(16,379)	(6,010)
Net shares issued under stock compensation plans	3,421	1,507
Net cash used in financing activities	(269,127)	(164,629)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,089	(245,084)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,909	539,380
CASH AND CASH EQUIVALENTS, END OF PERIOD	$400,998	$294,296

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2015 and 2014

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2013	$-	$162	$88,095	$(3,002)	$318,577	$403,832
Comprehensive income:
Net income	-	-	-	-	23,049	23,049
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $678	-	-	-	1,050	-	1,050
Comprehensive income						24,099
Stock issued as bonus shares – 92,630 shares	-	1	441	-	-	442
Vesting bonus shares, net of forfeitures – (1,560 shares)	-	-	962	-	-	962
Stock issued for employee stock purchase plan – 4,897 shares	-	-	118	-	-	118
Exercise of stock options – 45,160 shares	-	1	1,131	-	-	1,132
Securities exchanged under stock option plan – (4,546 shares)	-	-	(185)	-	-	(185)
Stock issued for Delta Trust & Bank acquisition – 1,629,515 shares	-	16	65,030	-	-	65,046
Cash dividends – $0.66 per share	-	-	-	-	(11,441)	(11,441)

Balance, September 30, 2014 (Unaudited)	-	180	155,592	(1,952)	330,185	484,005
Comprehensive income:
Net income	-	-	-	-	12,639	12,639
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $397	-	-	-	616	-	616
Comprehensive income	-	-	-	-	-	13,255
Stock issued as bonus shares – 41,250 shares	-	-	-	-	-	-
Vesting bonus shares, net of forfeitures – (1,560 shares)	-	-	461	-	-	461
Exercise of stock options – 19,560 shares	-	1	543	-	-	544
Securities exchanged under stock option plan – (674 shares)	-	-	(28)	-	-	(28)
Cash dividends – $0.22 per share	-	-	-	-	(3,918)	(3,918)

Balance, December 31, 2014	-	181	156,568	(1,336)	338,906	494,319
Comprehensive income:
Net income	-	-	-	-	50,505	50,505
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $2,617	-	-	-	4,054	-	4,054
Comprehensive income						54,559
Stock issued as bonus shares – 56,600 shares	-	1	1,872	-	-	1,873
Vesting bonus shares, net of forfeitures – (9,500 shares)	-	-	1,225	-	-	1,225
Stock issued for employee stock purchase plan – 6,528 shares	-	-	226	-	-	226
Exercise of stock options – 65,418 shares	-	-	1,464	-	-	1,464
Stock granted under stock-based compensation plans	-	-	786	-	-	786
Securities exchanged under stock option plan – (3,290 shares)	-	-	(142)	-	-	(142)
Stock issued for Community First acquisition – 30,852 preferred shares; 6,552,916 common shares	30,852	65	268,277	-	-	299,194
Stock issued for Liberty Bank acquisition – 5,181,337 shares	-	52	212,124	-	-	212,176
Dividends on preferred stock	-	-	-	-	(180)	(180)
Dividends on common stock – $0.69 per share	-	-	-	-	(20,059)	(20,059)

Balance, September 30, 2015 (Unaudited)	$30,852	$299	$642,400	$2,718	$369,172	$1,045,441

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

Recently Issued Accounting Pronouncements

ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is an update to the effective date in ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). ASU2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 is effective prospectively, for annual and interim periods, beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

Acquisition Accounting, Acquired Loans

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

For impaired loans accounted for under ASC Topic 310-30, we continue to estimate cash flows expected to be collected on those loans. We evaluate at each balance sheet date whether the present value of the loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income. For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the loan.

Covered Loans and Related Indemnification Asset

In September, we entered into an agreement with the FDIC to terminate all loss share agreements which were entered into in 2010 and 2012 in conjunction with the Company’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of four failed banks in FDIC-assisted transactions. Under the early termination, all rights and obligations of the Company and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, the FDIC made a net payment of $2,368,000 to the bank as consideration for the early termination of the loss share agreements. The early termination was recorded in the Company’s financial statements by removing the FDIC Indemnification Asset, receivable from FDIC, the FDIC True-up liability and recording a one-time, pre-tax charge of $7,476,000. As a result, the Company reclassified loans previously covered by FDIC loss share to loans acquired, not covered by FDIC loss share. Foreclosed assets previously covered by FDIC loss share were reclassified to foreclosed assets not covered by FDIC loss share.

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

Following is the computation of earnings per common share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income available to common shareholders	$21,598	$8,788	$50,325	$23,049

Average common shares outstanding	29,927	16,873	27,379	16,489
Average potential dilutive common shares	119	44	119	44
Average diluted common shares	30,046	16,917	27,498	16,533

Basic earnings per share	$0.72	$0.52	$1.84	$1.40
Diluted earnings per share (1)	$0.72	$0.52	$1.83	$1.39

__________________________________________________

(1)	EPS are computed independently for each quarter and therefore the sum of each quarterly EPS may not equal the year-to-date EPS. As a result of the large stock issuances during 2015 as part of the Company’s acquisitions, the computed independent quarterly average common shares outstanding and the computed year-to-date average common shares differ significantly. For purposes of calculating a roll-forward amount for year-to-date EPS, diluted EPS for the second quarter would require a computed amount of $0.74, producing a difference of $.02 from actual third quarter diluted EPS of $0.72. This difference is based on the direct result of the varying denominator for each period presented.

NOTE 2:       ACQUISITIONS

Liberty Bancshares, Inc.

On February 27, 2015, Simmons First National Corporation completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank (“LB”). The Company issued 5,181,337 shares of its common stock valued at approximately $212.2 million as of February 27, 2015 in exchange for all outstanding shares of Liberty common stock.

Prior to the acquisition, Liberty conducted banking business from 23 branches located in southwest Missouri. Including the effects of the purchase accounting adjustments, the Company acquired approximately $1.1 billion in assets, approximately $780.7 million in loans including loan discounts and approximately $874.7 million in deposits. The Company completed the systems conversion and merged LB into Simmons First National Bank (“Simmons Bank” or the “Bank”) on April 24, 2015.

Goodwill of $95.6 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the southwest Missouri market and the Company believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

Community First Bancshares, Inc.

On February 27, 2015, Simmons First National Corporation completed the acquisition of Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“FSB”). The Company issued 6,552,915 shares of its common stock valued at approximately $268.3 million as of February 27, 2015, plus $9,974 in cash in exchange for all outstanding shares of Community First common stock. The Company also issued $30.9 million of preferred stock in exchange for all outstanding shares of Community First preferred stock.

Prior to the acquisition, Community First conducted banking business from 33 branches located across Tennessee. Including the effects of the purchase accounting adjustments, the Company acquired approximately $1.9 billion in assets, approximately $1.1 billion in loans including loan discounts and approximately $1.5 billion in deposits. The Company completed the systems conversion and merged FSB into Simmons Bank on September 4, 2015.

Goodwill of $111.3 million was recorded as a result of the transaction. The merger allowed the Company’s entrance into the Tennessee market and will serve as a launching platform for possible expansion into adjacent areas. The Company believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions. Further the Company believes it can benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market. This combination of factors gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the three and nine months ended September 30, 2015 and 2014 gives effect to the Liberty and Community First acquisitions as if the acquisitions had occurred on January 1, 2014. Pro forma earnings for the nine months ended September 30, 2015 were adjusted to exclude $7.4 million of acquisition-related costs, net of tax, incurred by Simmons during 2015. Supplemental pro-forma earnings for the nine months ended September 30, 2014 were also adjusted to include these charges. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

(In thousands, except per share data)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenue (1)	$100,997	$95,176
Net income	$31,830	$8,778
Earnings per share	$1.06	$0.31

(In thousands, except per share data)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue (1)	$294,137	$281,174
Net income	$62,497	$45,973
Earnings per share	$2.01	$1.63

__________________________________________________

(1) Net interest income plus noninterest income.

Consolidated year-to-date 2015 results included approximately $33.3 million of revenue and $16.3 million of net income attributable to the Liberty acquisition and $58.2 million of revenue and $23.3 million of net income attributable to the Community First acquisition.

Ozark Trust & Investment Corporation

On April 28, 2015, the Company entered into a definitive agreement and plan of merger (the “Agreement”) with Ozark Trust & Investment Corporation (“OTIC”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks (“TCO”). TCO is headquartered in Springfield, Missouri and has over $1 billion in assets under management.  The transaction closed on October 29, 2015 with OTIC merging with and into the Company. Under the terms of the Agreement, each outstanding share of common stock of OTIC held by banks or bank holding companies was converted into the right to receive $701.9268 in cash and each share of common stock or common stock equivalents held by any other type of shareholder was converted into the right to receive 16.7205 shares of the Company’s common stock. The Company owned 1,000 shares of OTIC’s common stock, which it acquired through its acquisition of Liberty Bancshares, Inc. in February 2015.  The transaction is valued at $23.6 million (based on the Company’s October 29, 2015 closing price).  The purchase price will be allocated among the net assets of OTIC acquired as appropriate, with the remaining balance being reported as goodwill.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	September 30, 2015				December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$285,071	$1,189	$(393)	$285,867	$418,914	$929	$(4,055)	$415,788
Mortgage-backed securities	25,913	301	(88)	26,126	29,743	56	(411)	29,388
State and political subdivisions	464,245	8,153	(427)	471,971	328,310	7,000	(573)	334,737
Other securities	1,065	-	-	1,065	620	-	-	620
Total HTM	$776,294	$9,643	$(908)	$785,029	$777,587	$7,985	$(5,039)	$780,533

Available-for-Sale
U.S. Treasury	$4,000	$8	$-	$4,008	$4,000	$1	$(9)	$3,992
U.S. Government agencies	153,610	225	(259)	153,576	275,381	15	(2,580)	272,816
Mortgage-backed securities	497,847	4,756	(259)	502,344	1,579	-	(7)	1,572
State and political subdivisions	10,898	78	-	10,976	6,536	7	(3)	6,540
Other securities	32,520	714	(791)	32,443	19,985	386	(8)	20,363
Total AFS	$698,875	$5,781	$(1,309)	$703,347	$307,481	$409	$(2,607)	$305,283

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at September 30, 2015, was $417.7 million, which is approximately 28.2% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$184,082	$(393)	$-	$-	$184,082	$(393)
Mortgage-backed securities	11,281	(88)	-	-	11,281	(88)
State and political subdivisions	38,627	(409)	2,759	(18)	41,386	(427)
Total HTM	$233,990	$(890)	$2,759	$(18)	$236,749	$(908)

Available-for-Sale
U.S. Government agencies	$97,763	$(259)	$-	$-	$97,763	$(259)
Mortgage-backed securities	81,619	(259)	-	-	81,619	(259)
State and political subdivisions	-	-	-	-	-	-
Other	1,573	(791)	-	-	1,573	(791)
Total AFS	$180,955	$(1,309)	$-	$-	$180,955	$(1,309)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2015, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2015, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The book value of securities sold under agreements to repurchase equaled $104.9 million and $100.8 million for September 30, 2015 and December 31, 2014, respectively.

Income earned on securities for the three and nine months ended September 30, 2015 and 2014, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Taxable:
Held-to-maturity	$1,531	$1,440	$4,227	$4,167
Available-for-sale	3,369	603	8,124	1,882
Non-taxable:
Held-to-maturity	2,941	2,647	8,276	7,900
Available-for-sale	493	27	1,637	83
Total	$8,335	$4,717	$22,264	$14,032

The amortized cost and fair value of available-for-sale securities at September 30, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$43,646	$43,761	$18,741	$18,743
After one through five years	327,252	328,226	115,400	115,194
After five through ten years	157,376	159,808	30,676	30,928
After ten years	222,107	227,108	5,162	5,168
Securities not due on a single maturity date	25,913	26,126	497,847	502,344
Other securities (no maturity)	-	-	31,049	30,970
Total	$776,294	$785,029	$698,875	$703,347

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $856.2 million at September 30, 2015 and $520.4 million at December 31, 2014.

There were $43,000 of gross realized gains and $3,000 of realized losses for the three months ended September 30, 2015 and there were $45,000 of gross realized gains and $43,000 of realized losses from the sale of available for sale securities during the nine months ended September 30, 2015. There were $153,000 of realized gains and $171,000 of realized losses on investment securities for the three months ended September 30, 2014. There were $191,000 of realized gains and $171,000 of realized losses for the nine months ended September 30, 2014.

The state and political subdivision debt obligations are primarily non-rated bonds representing small, Arkansas, Kansas, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2015, the Company’s loan portfolio was $4.85 billion, compared to $2.74 billion at December 31, 2014.  The various categories of loans are summarized as follows:

(In thousands)	September 30, 2015	December 31, 2014
Consumer:
Credit cards	$171,701	$185,380
Other consumer	182,472	103,402
Total consumer	354,173	288,782
Real Estate:
Construction	253,761	181,968
Single family residential	623,089	455,563
Other commercial	1,037,559	714,797
Total real estate	1,914,409	1,352,328
Commercial:
Commercial	394,422	291,820
Agricultural	170,257	115,658
Total commercial	564,679	407,478
Other	6,017	5,133
Legacy loans	2,839,278	2,053,721
Loans acquired, not covered by FDIC loss share (net of discount and allowance) (1)	2,013,816	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance) (1)	-	106,933
Total loans	$4,853,094	$2,736,634

__________________________________________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class. In September 2015 the Company entered into an agreement with the FDIC to terminate all loss sharing agreements.

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

Real estate – The real estate loan portfolio consists of construction loans, single family residential loans and commercial loans.  Construction and development loans (“C&D”) and commercial real estate loans (“CRE”) can be particularly sensitive to valuation of real estate.  Commercial real estate cycles are inevitable.  The long planning and production process for new properties and rapid shifts in business conditions and employment create an inherent tension between supply and demand for commercial properties.  While general economic trends often move individual markets in the same direction over time, the timing and magnitude of changes are determined by other forces unique to each market.  CRE cycles tend to be local in nature and longer than other credit cycles.  Factors influencing the CRE market are traditionally different from those affecting residential real estate markets; thereby making predictions for one market based on the other difficult.  Additionally, submarkets within commercial real estate – such as office, industrial, apartment, retail and hotel – also experience different cycles, providing an opportunity to lower the overall risk through diversification across types of CRE loans.  Management realizes that local demand and supply conditions will also mean that different geographic areas will experience cycles of different amplitude and length.  The Company monitors these loans closely.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2015	December 31, 2014
Consumer:
Credit cards	$231	$197
Other consumer	334	405
Total consumer	565	602
Real estate:
Construction	4,625	4,863
Single family residential	4,912	4,010
Other commercial	3,349	1,522
Total real estate	12,886	10,395
Commercial:
Commercial	1,766	585
Agricultural	88	456
Total commercial	1,854	1,041
Total	$15,305	$12,038

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2015
Consumer:
Credit cards	$765	$231	$996	$170,705	$171,701	$-
Other consumer	1,411	699	2,110	180,362	182,472	327
Total consumer	2,176	930	3,106	351,067	354,173	327
Real estate:
Construction	3,772	1,979	5,751	248,010	253,761	239
Single family residential	3,922	3,066	6,988	616,101	623,089	388
Other commercial	3,162	2,085	5,247	1,032,312	1,037,559	-
Total real estate	10,856	7,130	17,986	1,896,423	1,914,409	627
Commercial:
Commercial	3,106	652	3,758	390,664	394,422	202
Agricultural	204	191	395	169,862	170,257	119
Total commercial	3,310	843	4,153	560,526	564,679	321
Other	-	-	-	6,017	6,017	-
Total	$16,342	$8,903	$25,245	$2,814,033	$2,839,278	$1,275

December 31, 2014
Consumer:
Credit cards	$687	$457	$1,144	$184,236	$185,380	$-
Other consumer	1,349	447	1,796	101,606	103,402	223
Total consumer	2,036	904	2,940	285,842	288,782	223
Real estate:
Construction	760	570	1,330	180,638	181,968	177
Single family residential	4,913	2,213	7,126	448,437	455,563	248
Other commercial	1,987	847	2,834	711,963	714,797	-
Total real estate	7,660	3,630	11,290	1,341,038	1,352,328	425
Commercial:
Commercial	381	354	735	291,085	291,820	-
Agricultural	119	109	228	115,430	115,658	40
Total commercial	500	463	963	406,515	407,478	40
Other	-	-	-	5,133	5,133	-
Total	$10,196	$4,997	$15,193	$2,038,528	$2,053,721	$688

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2015						Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Consumer:
Credit cards	$461	$461	$-	$461	$7	$450	$8	$394	$20
Other consumer	701	652	20	672	124	612	13	592	33
Total consumer	1,162	1,113	20	1,133	131	1,062	21	986	53
Real estate:
Construction	5,683	2,196	2,781	4,977	378	6,230	109	5,532	306
Single family residential	6,068	4,710	557	5,267	963	4,945	108	5,023	278
Other commercial	4,859	3,541	90	3,631	699	3,175	68	2,830	157
Total real estate	16,610	10,447	3,428	13,875	2,040	14,350	285	13,385	741
Commercial:
Commercial	2,883	1,145	873	2,018	588	1,488	39	1,673	93
Agricultural	207	218	-	218	38	180	5	252	14
Total commercial	3,090	1,363	873	2,236	626	1,668	44	1,925	107
Total	$20,862	$12,923	$4,321	$17,244	$2,797	$17,080	$350	$16,296	$901

December 31, 2014						Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Consumer:
Credit cards	$197	$197	$-	$197	$6	$471	$-	$482	$9
Other consumer	604	610	9	619	118	781	14	821	30
Total consumer	801	807	9	816	124	1,252	14	1,303	39
Real estate:
Construction	7,400	7,020	-	7,020	599	4,323	49	3,662	114
Single family residential	4,442	3,948	377	4,325	899	4,583	52	4,282	133
Other commercial	1,955	1,446	36	1,482	268	6,663	75	8,115	252
Total real estate	13,797	12,414	413	12,827	1,766	15,569	176	16,059	499
Commercial:
Commercial	1,227	566	-	566	102	654	7	646	20
Agricultural	501	460	-	466	83	274	3	178	6
Total commercial	1,728	1,026	-	1,026	185	928	10	824	26
Total	$16,326	$14,247	$422	$14,669	$2,075	$17,749	$200	$18,186	$564

At September 30, 2015, and December 31, 2014, impaired loans, net of government guarantees and excluding loans acquired, totaled $17.2 million and $14.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.8 million at September 30, 2015 and $2.1 million at December 31, 2014.  Approximately $350,000 and $900,000 of interest income was recognized on average impaired loans of $17.1 million and $16.3 million for the three and nine months ended September 30, 2015.  Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2015 and 2014 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

September 30, 2015
Consumer:
Other consumer	-	$-	1	$13	1	$13
Total consumer	-	-	1	13	1	13
Real estate:
Construction	-	$-	1	$256	1	$256
Single-family residential	2	137	9	1,155	11	1,292
Other commercial	3	1,818	6	937	9	2,755
Total real estate	5	1,955	16	2,348	21	4,303
Total	5	$1,955	17	$2,361	22	$4,316

December 31, 2014
Real estate:
Construction	-	$-	1	$391	1	$391
Single-family residential	2	393	1	3	3	396
Other commercial	3	1,840	1	614	4	2,454
Total real estate	5	2,233	3	1,008	8	3,241
Total	5	$2,233	3	$1,008	8	$3,241

The following table presents loans that were restructured as TDRs during the three and nine months ended September 30, 2015 and 2014, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended September 30, 2015
Consumer:
Other consumer	1	$14	$14	$14	$-	$-
Total consumer	1	14	14	14	-	-
Real Estate:
Single-family residential	2	249	207	207	$-	$-
Other commercial	5	347	339	339	-	-
Total real estate	7	596	546	546	-	-
Total	8	$610	$560	$560	$-	$-

Three Months Ended September 30, 2014
Commercial:
Commercial	-	$-	$-	$-	$-	$-
Total commercial	-	-	-	-	-	-
Total	-	$-	$-	$-	$-	$-

Nine Months Ended September 30, 2015
Consumer:
Other consumer	1	$14	$14	$14	$-	$-
Total consumer	1	14	14	14	-	-
Real estate:
Single-family residential	8	$958	$914	$914	$-	$-
Other commercial	6	366	339	339
Total real estate	14	1,324	1,253	1,253	-	-
Total	15	$1,338	$1,267	$1,267	$-	$-

Nine Months Ended September 30, 2014
Real estate:
Single-family residential	1	$1,031	$1,031	$-	$1,031	$-
Total real estate	1	1,031	1,031	-	1,031	-
Commercial:
Commercial	1	599	-	-	-	-
Total commercial	1	599	-	-	-	-
Total	2	$1,630	$1,031	$-	$1,031	$-

During the three months ended September 30, 2015, the Company modified eight loans with a recorded investment of $610,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, a $113,000 specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the nine months ended September 30, 2015, the Company modified fifteen loans with a total recorded investment of $1,338,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by various terms, including changing the maturity date and deferring amortized principal payments. Based on the fair value of the collateral, a $113,000 specific reserve was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended September 30, 2014, the Company did not modify any loans and during the nine months ended September 30, 2014, the Company modified two loans with a total recorded investment of $1,630,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by changing various terms, including changing the maturity date and deferring amortized principal payments. Based on the fair value of the collateral, no specific reserve was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the nine months ended September 30, 2015 and 2014, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $167,000 and $5,719,000 at September 30, 2015 and 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At September 30, 2015, the Company had $1,481,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2015, the Company had $5,092,000 of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $39.9 million and $22.3 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of September 30, 2015 and December 31, 2014, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $53.3 million and $16.6 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at September 30, 2015 and December 31, 2014, respectively.

Loans acquired, covered by loss share agreements, had additional protection provided by the FDIC prior to the termination of the loss share agreements. During the 2014 quarterly impairment testing on the estimated cash flows of the credit impaired loans, the Company established that some of the loans covered by loss share from our FDIC-assisted transactions had experienced material projected credit deterioration. As a result, the Company established a $954,000 allowance for loan losses on covered loans by recording a provision for loan losses of $0.4 million (net of FDIC-loss share adjustments) during the period ended December 31, 2014. There was no further projected credit deterioration and no addition to the allowance for covered loans during 2015. The $954,000 allowance was reclassified to allowance on acquired non-covered loans subsequent to the agreement with the FDIC to terminate the loss share agreements. See Note 5, Loans Acquired, for further discussion of the acquired loans and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $116.4 million and $82.1 million, as of September 30, 2015 and December 31, 2014, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2015 and December 31, 2014, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2015
Consumer:
Credit cards	$171,239	$-	$462	$-	$-	$171,701
Other consumer	181,551	-	883	38	-	182,472
Total consumer	352,790	-	1,345	38	-	354,173
Real estate:
Construction	247,457	476	5,812	16	-	253,761
Single family residential	610,347	2,064	10,505	173	-	623,089
Other commercial	996,692	4,869	34,815	1,183	-	1,037,559
Total real estate	1,854,496	7,409	51,132	1,372	-	1,914,409
Commercial:
Commercial	384,393	1,483	8,538	8	-	394,422
Agricultural	169,615	-	642	-	-	170,257
Total commercial	554,008	2,074	9,180	8	-	564,679
Other	6,017	-	-	-	-	6,017
Loans acquired, not covered by FDIC loss share	1,952,157	8,372	51,175	2,108	4	2,013,816
Loans acquired, covered by FDIC loss share	-	-	-	-	-	-
Total	$4,719,468	$17,264	$112,832	$3,526	$4	$4,853,094

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2014
Consumer:
Credit cards	$184,923	$-	$457	$-	$-	$185,380
Other consumer	102,515	5	839	43	-	103,402
Total consumer	287,438	5	1,296	43	-	288,782
Real estate:
Construction	176,825	84	5,059	-	-	181,968
Single family residential	446,040	1,776	7,665	82	-	455,563
Other commercial	698,329	7,074	9,394	-	-	714,797
Total real estate	1,321,194	8,934	22,118	82	-	1,352,328
Commercial:
Commercial	271,017	1,544	19,248	11	-	291,820
Agricultural	115,106	20	532	-	-	115,658
Total commercial	386,123	1,564	19,780	11	-	407,478
Other	5,133	-	-	-	-	5,133
Loans acquired, not covered by FDIC loss share	535,728	1,435	36,958	1,854	5	575,980
Loans acquired, covered by FDIC loss share	106,933	-	-	-	-	106,933
Total	$2,642,549	$11,938	$80,152	$1,990	$5	$2,736,634

Net (charge-offs)/recoveries for the three and nine months ended September 30, 2015 and 2014, excluding loans acquired, segregated by class of loans, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Consumer:
Credit cards	$(550)	$(598)	$(1,683)	$(1,653)
Student loans	-	(9)	-	(38)
Other consumer	(519)	(517)	(785)	(806)
Total consumer	(1,069)	(1,124)	(2,468)	(2,497)
Real estate:
Construction	(15)	30	(44)	(424)
Single-family residential	(43)	(31)	(368)	(389)
Other commercial	(26)	(154)	(240)	(161)
Total real estate	(84)	(155)	(652)	(974)
Commercial:
Commercial	(466)	(308)	(542)	(520)
Agriculture	(50)	5	(41)	(13)
Total commercial	(516)	(303)	(583)	(533)
Total	$(1,669)	$(1,582)	$(3,703)	$(4,004)

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

The following table details activity in the allowance for loan losses, excluding loans acquired, by portfolio segment for the three and nine months ended September 30, 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2015
Balance, beginning of period (2)	$5,310	$18,577	$5,318	$1,362	$30,567
Provision for loan losses (1)	725	794	(835)	798	1,482
Charge-offs	(516)	(109)	(763)	(597)	(1,985)
Recoveries	-	25	213	78	316
Net recoveries (charge-offs)	(516)	(84)	(550)	(519)	(1,669)
Balance, September 30, 2015 (2)	$5,519	$19,287	$3,933	$1,641	$30,380

Nine Months Ended September 30, 2015
Balance, beginning of period (2)	$6,962	$15,161	$5,445	$1,460	$29,028
Provision for loan losses (1)	(860)	4,778	171	966	5,055
Charge-offs	(761)	(735)	(2,350)	(1,183)	(5,029)
Recoveries	178	83	667	398	1,326
Net charge-offs	(583)	(652)	(1,683)	(785)	(3,703)
Balance, September 30, 2015 (2)	$5,519	$19,287	$3,933	$1,641	$30,380

Period-end amount allocated to:
Loans individually evaluated for impairment	$626	$2,040	$7	$124	$2,797
Loans collectively evaluated for impairment	4,893	17,247	3,926	1,517	27,583
Balance, September 30, 2015 (2)	$5,519	$19,287	$3,933	$1,641	$30,380

__________________________________________________

(1)	Provision for loan losses of $133,000 and $737,000 attributable to loans acquired was excluded from this table for the three and nine months ended September 30, 2015 (total provision for loan losses for the three and nine months ended September 30, 2015 was $1,615,000 and $5,792,000). The $133,000 and $737,000 were subsequently charged-off, resulting in no increase to the ending balance in the allowance related to loans acquired.
(2)	Allowance for loan losses at September 30, 2015, June 30, 2015 and December 31, 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2015, June 30, 2015 and December 31, 2014 was $31,334,000, $31,521,000 and $29,982,000, respectively.

Activity in the allowance for loan losses, excluding allowance on loans acquired, for the three and nine months ended September 30, 2014 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2014
Balance, beginning of period	$3,951	$16,169	$5,510	$1,900	$27,530
Provision for loan losses	994	(419)	576	(23)	1,128
Charge-offs	(474)	(534)	(788)	(648)	(2,444)
Recoveries	171	379	190	122	862
Net charge-offs	(303)	(155)	(598)	(526)	(1,582)
Balance, September 30, 2014	$4,642	$15,595	$5,488	$1,351	$27,076

Nine Months Ended September 30, 2014
Balance, beginning of period	$3,205	$16,885	$5,430	$1,922	$27,442
Provision for loan losses	1,970	(316)	1,711	273	3,638
Charge-offs	(734)	(2,484)	(2,329)	(1,220)	(6,767)
Recoveries	201	1,510	676	376	2,763
Net charge-offs	(533)	(974)	(1,653)	(844)	(4,004)
Balance, September 30, 2014	$4,642	$15,595	$5,488	$1,351	$27,076

Period-end amount allocated to:
Loans individually evaluated for impairment	$-	$478	$-	$28	$506
Loans collectively evaluated for impairment	4,642	15,117	5,488	1,323	26,570
Balance, September 30, 2014	$4,462	$15,595	$5,488	$1,351	$27,076

Period-end amount allocated to:
Loans individually evaluated for impairment	$185	$1,766	$6	$118	$2,075
Loans collectively evaluated for impairment	6,777	13,395	5,439	1,342	26,953
Balance, December 31, 2014 (1)	$6,962	$15,161	$5,445	$1,460	$29,028

__________________________________________________

(1)	Allowance for loan losses at December 31, 2014 includes $954,000 allowance for loans acquired, covered by loss share (not shown in the table above). The total allowance for loan losses at December 31, 2014 was $29,982,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

September 30, 2015
Loans individually evaluated for impairment	$2,236	$13,875	$461	$672	$17,244
Loans collectively evaluated for impairment	562,443	1,900,534	171,240	187,817	2,822,034
Balance, end of period	$564,679	$1,914,409	$171,701	$188,489	$2,839,278

December 31, 2014
Loans individually evaluated for impairment	$1,026	$12,827	$197	$619	$14,669
Loans collectively evaluated for impairment	406,452	1,339,501	185,183	107,916	2,039,052
Balance, end of period	$407,478	$1,352,328	$185,380	$108,535	$2,053,721

NOTE 5: LOANS ACQUIRED

On September 15, 2015, the Company entered into an agreement with the FDIC to terminate all loss share agreements which were entered into in 2010 and 2012 in conjunction with the Company’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of four failed banks in FDIC-assisted transactions. Under the early termination, all rights and obligations of the Company and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, the FDIC made a net payment of $2,368,000 to the bank as consideration for the early termination of the loss share agreements. The early termination was recorded in the Company’s financial statements by removing the FDIC Indemnification Asset, receivable from FDIC, the FDIC True-up liability and recording a one-time, pre-tax charge of $7,476,000. As a result, the Company reclassified loans previously covered by FDIC loss share to loans acquired, not covered by FDIC loss share. Foreclosed assets previously covered by FDIC loss share were reclassified to foreclosed assets not covered by FDIC loss share.

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

The following table reflects the carrying value of all acquired loans as of September 30, 2015 and December 31, 2014:

	Loans Acquired
(in thousands)	September 30, 2015	December 31, 2014

Consumer:
Other consumer	$100,080	$8,514
Total consumer	100,080	8,514
Real estate:
Construction	116,302	46,911
Single family residential	618,031	175,970
Other commercial	988,831	390,877
Total real estate	1,723,164	613,758
Commercial:
Commercial	164,942	56,134
Agricultural	25,630	4,507
Total commercial	190,572	60,641
Other	-	-
Total loans acquired (1)	$2,013,816	$682,913

__________________________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at September 30, 2015. Loans acquired include $106.9 million (net of a $954,000 allowance) of loans covered by FDIC loss share agreements at December 31, 2014.

Nonaccrual acquired loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	September 30, 2015	December 31, 2014

Consumer:
Other consumer	$167	$29
Total consumer	167	29
Real estate:
Construction	133	105
Single family residential	5,274	2,018
Other commercial	6,836	271
Total real estate	12,243	2,394
Commercial:
Commercial	1,165	291
Agricultural	13	3
Total commercial	1,178	294
Other	-	-
Total	$13,588	$2,717

An age analysis of past due acquired loans, segregated by class of loans, is as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2015
Consumer:
Other consumer	$992	$123	$1,115	$98,965	$100,080	$44
Total consumer	992	123	1,115	98,965	100,080	44
Real estate:
Construction	6,229	4,671	10,900	105,402	116,302	442
Single family residential	8,560	3,965	12,525	605,506	618,031	1,022
Other commercial	10,007	7,813	17,820	971,011	988,831	904
Total real estate	24,796	16,449	41,245	1,681,919	1,723,164	2,368
Commercial:
Commercial	3,503	3,858	7,361	157,581	164,942	379
Agricultural	412	10	422	25,208	25,630	10
Total commercial	3,915	3,868	7,783	182,789	190,572	389
Other	-	-	-	-	-	-

Total	$29,703	$20,440	$50,143	$1,963,673	$2,013,816	$2,801

December 31, 2014
Consumer:
Other consumer	$70	$34	$104	$8,407	$8,511	$5
Total consumer	70	34	104	8,407	8,511	5
Real estate:
Construction	292	105	397	36,450	36,847	-
Single family residential	3,804	2,906	6,710	138,383	145,093	594
Other commercial	1,415	5,994	7,409	326,759	334,168	-
Total real estate	5,511	9,005	14,516	501,592	516,108	594
Commercial:
Commercial	110	421	531	46,730	47,261	-
Agricultural	-	-	-	4,100	4,100	-
Total commercial	110	421	531	50,830	51,361	-

Total	$5,691	$9,460	$15,151	$560,829	$575,980	$599

The following table presents a summary of acquired loans by credit risk rating, segregated by class of loans (see Note 4, Loans an Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2015
Consumer:
Other consumer	$99,732	$-	$-	$348	$-	$100,080
Total consumer	99,732	-	-	348	-	100,080
Real estate:
Construction	109,987	78	6,237	-	-	116,302
Single family residential	603,543	1,791	10,953	1,739	4	618,031
Other commercial	957,247	6,370	25,214	-	-	988,831
Total real estate	1,670,778	8,239	42,404	1,739	4	1,723,164
Commercial:
Commercial	156,319	133	8,469	21	-	164,942
Agricultural	25,328	-	302	-	-	25,630
Total commercial	181,647	133	8,771	21	-	190,572
Other	-	-	-	-	-	-

Total	$1,952,157	$8,372	$51,175	$2,108	$4	$2,013,816

December 31, 2014
Consumer:
Other consumer	$8,479	$-	$32	$-	$-	$8,511
Total consumer	8,479	-	32	-	-	8,511
Real estate:
Construction	27,430	78	9,339	-	-	36,847
Single family residential	135,240	683	7,311	1,854	5	145,093
Other commercial	317,965	605	15,598	-	-	334,168
Total real estate	480,635	1,366	32,248	1,854	5	516,108
Commercial:
Commercial	43,585	69	3,607	-	-	47,261
Agricultural	3,030	-	1,070	-	-	4,100
Total commercial	46,615	69	4,677	-	-	51,361

Total	$535,729	$1,435	$36,957	$1,854	$5	$575,980

Loans acquired were individually evaluated and recorded at estimated fair value, including estimated credit losses, at the time of acquisition. These loans are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Company’s legacy loan portfolio, with most focus being placed on those loans which include the larger loan relationships and those loans which exhibit higher risk characteristics.

The following is a summary of the loans acquired in the Liberty acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$774,777	$15,716
Non-accretable difference (expected losses and foregone interest)	-	(4,978)
Cash flows expected to be collected at acquisition	774,777	10,738
Accretable yield	(4,869)	12
Basis in acquired loans at acquisition	$769,908	$10,750

The following is a summary of the loans acquired in the Community First acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$1,153,255	$10,143
Non-accretable difference (expected losses and foregone interest)	-	(3,247)
Cash flows expected to be collected at acquisition	1,153,255	6,896
Accretable yield	(23,712)	104
Basis in acquired loans at acquisition	$1,129,543	$7,000

The amount of the estimated cash flows expected to be received from the purchased credit impaired loans in excess of the fair values recorded for the purchased credit impaired loans is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired purchased credit impaired loans, and adjustments may or may not be required.  This has resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For those loans previously covered by FDIC loss share, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which was recorded as indemnification assets.  The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loans, whichever was shorter. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization in future quarters.

The impact of the adjustments on the Company’s financial results for the three and nine months ended September 30, 2015 and 2014 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Impact on net interest income	$9,699	$4,974	$19,024	$18,216
Non-interest income (1)	(2,033)	(3,724)	(7,718)	(17,570)
Net impact to pre-tax income	7,666	1,250	11,306	646
Net impact, net of taxes	$4,658	$760	$6,871	$393

__________________________________________________

(1)	Negative non-interest income resulted from the amortization of the FDIC indemnification assets. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization in future quarters.

These adjustments will be recognized over the remaining lives of the loans for purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$15,048	$160,094	$20,635	$169,098
Additions	-	-	(116)	17,750
Accretable yield adjustments	575	-	6,018	-
Accretion	(9,744)	9,744	(20,658)	20,658
Payments and other reductions, net	(4,476)	(129,985)	(4,476)	(167,633)
Balance, ending	$1,403	$39,853	$1,403	$39,853

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$31,290	$192,093	$41,385	$234,785
Additions	234	3,404	234	3,404
Accretable yield adjustments	(877)	-	4,534	-
Accretion	(6,063)	6,063	(21,569)	21,569
Payments and other reductions, net	-	(12,960)	-	(71,158)
Balance, ending	$24,584	$188,600	$24,584	$188,600

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans.  During 2015, the Company recorded a provision totaling $737,000 to cover impairment in the estimated credit quality of acquired loans, not covered by loss share. Non-covered loans were subsequently charged-off and the allowance was used during 2015. Because of the termination of the loss share agreements, the allowance for previously covered loans was reclassified to allowance for acquired non-covered loans, resulting in a total allowance on acquired non-covered loans of $954,000 at September 30, 2015.

The purchase and assumption agreements for the FDIC-assisted acquisitions allowed for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses failed to reach the expected loss level under a claw back provision (“true-up provision”). The amount of the true-up provision for each acquisition was measured and recorded at Day 1 fair values. It was calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement, then discounted back to net present value.

Under the terms of the loss share termination agreement, the FDIC made a net payment of $2.4 million to the bank as consideration for early termination. The early termination was recorded in the Company’s financial statements by removing the FDIC indemnification asset, receivable from FDIC, the FDIC true-up provision and recording a one-time, pre-tax charge of $7.5 million.

The following table presents a summary of the changes in the FDIC true-up provision for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Beginning balance	$8,921	$7,768	$8,308	$6,768
Amortization expense	27	42	107	126
Adjustments related to changes in expected losses	187	278	720	1,194
Loss share termination agreement	(9,135)	-	(9,135)	-
Balance, ending	$-	$8,088	$-	$8,088

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $314.2 million at September 30, 2015 and $108.1 million at December 31, 2014.   The Company recorded $111.3 million and $95.6 of goodwill during the nine months ended September 30, 2015 as a result of its acquisitions of Community First and Liberty, respectively. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value.  Core deposit premiums of $11.3 million and $14.6 million were recorded during the first quarter of 2015 as part of the Community First and Liberty acquisitions, respectively.

The Delta Trust acquisition on August 31, 2014 included some significant lines of business related to investments, trust and insurance, for which the Company recorded $5.1 million of intangible assets. The Company also recorded $0.4 million of intangible assets during the nine months ended September 30, 2015 related to a line of insurance business as part of the Community First acquisition. These intangible assets are being amortized over various periods ranging from 10 to 15 years.

On September 30, 2013, the Company acquired a credit card portfolio and recorded Purchased Credit Card Relationships (“PCCR’s”) of $2.1 million. This intangible asset is being amortized over a five year period.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2015 and December 31, 2014, were as follows:

(In thousands)	September 30, 2015	December 31, 2014

Goodwill	$314,282	$108,095
Core deposit premiums:
Gross carrying amount	43,648	18,318
Accumulated amortization	(5,135)	(2,386)
Core deposit premiums, net	38,513	15,932
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(827)	(517)
Purchased credit card relationships, net	1,241	1,551
Books of business intangible:
Gross carrying amount	5,560	5,140
Accumulated amortization	(410)	(97)
Books of business intangible, net	5,150	5,043
Other intangible assets, net	44,904	22,526
Total goodwill and other intangible assets	$359,186	$130,621

The Company’s estimated future amortization expense for intangible assets remaining as of September 30, 2015 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2015	$1,287
	2016	5,166
	2017	5,166
	2018	5,063
	2019	4,752
	Thereafter	23,469
	Total	$44,904

NOTE 7: TIME DEPOSITS

Time deposits include approximately $681,585,000 and $434,297,000 of certificates of deposit of $100,000 or more at September 30, 2015, and December 31, 2014, respectively. Of this total approximately $186,903,000 and $106,603,000 of certificates of deposit were over $250,000 at September 30, 2015, and December 31, 2014, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	September 30, 2015	September 30, 2014
Income taxes currently payable	$29,206	$13,389
Deferred income taxes	(3,811)	(4,456)
Provision for income taxes	$25,395	$8,933

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	September 30, 2015	December 31, 2014

Deferred tax assets:
Loans acquired	$28,982	$16,925
FDIC true-up liability	-	2,792
Allowance for loan losses	12,373	11,749
Valuation of foreclosed assets	14,529	14,167
Tax NOLs from acquisition	11,819	11,819
Deferred compensation payable	2,722	1,536
Vacation compensation	2,036	1,456
Accumulated depreciation	-	1,937
Loan interest	2,304	1,693
Accrued pension and profit sharing	1,809	1,793
Accrued equity and other compensation	4,805	3,356
Acquired securities	2,065	2,568
Accrued merger related costs	2,482	2,464
Basis difference in partnership investments	800	617
Unrealized loss on available-for-sale securities	-	862
Other	4,704	1,666
Gross deferred tax assets	91,430	77,400

Deferred tax liabilities:
Goodwill and other intangible amortization	(25,686)	(16,953)
FDIC acquired assets	(696)	(4,377)
Deferred loan fee income and expenses, net	(970)	(1,515)
FHLB stock dividends	(2,240)	(1,160)
Limitations under IRC Sec 382	(8,087)	(11,169)
Prepayment liabilities	(1,993)	(1,141)
Accumulated depreciation	(1,084)	-
Other	(1,050)	(337)
Gross deferred tax liabilities	(41,806)	(36,652)

Net deferred tax asset, included in other assets	$49,624	$40,748

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	September 30, 2015	September 30, 2014

Computed at the statutory rate (35%)	$26,565	$11,194
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2,503	783
Tax exempt interest income	(3,502)	(2,808)
Tax exempt earnings on BOLI	(566)	(384)
Federal tax credits	(429)	-
Other differences, net	824	148
Actual tax provision	$25,395	$8,933

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

The gross amount of recognized liabilities for repurchase agreements was $104.9 million and $100.8 million at September 30, 2015 and December 31, 2014, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2015
Repurchase agreements:
U.S. Government agencies	$97,616	$-	$-	$7,321	$104,937

December 31, 2014
Repurchase agreements:
U.S. Government agencies	$93,454	$-	$-	$7,317	$100,771

NOTE 10: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at September 30, 2015 and December 31, 2014 consisted of the following components:

(In thousands)	September 30, 2015	December 31, 2014

Other Borrowings
FHLB advances, net of discount, due 2015 to 2033, 0.35% to 7.38% secured by residential real estate loans	$131,960	$71,582
Notes payable, due 10/31/2015 to 12/31/2016, 3.25%, floating rate, unsecured	41,466	43,100
Total other borrowings	173,426	114,682
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	11,141	-
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	9,936	-
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,168	-
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,052	-
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	9,989	-
Total subordinated debentures	61,906	20,620
Total other borrowings and subordinated debentures	$235,332	$135,302

During the fourth quarter of 2013, the Company borrowed $46.0 million from correspondent banks to partially fund the acquisition of Metropolitan National Bank. This debt is unsecured and is scheduled to be repaid in three years or less, by December 31, 2016.

During October 2015, the Company borrowed $52.3 million from correspondent banks at a rate of 3.58% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020. The Company used approximately $36 million of this borrowing to refinance the debt issued during the fourth quarter of 2013.

At September 30, 2015, the Company had $60.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. During the third quarter of 2015 the Company early extinguished FHLB advances with principal balances of $22 million. The consideration paid for the early extinguishment was $23.2 million representing the net settlement of the advance balances and prepayment penalties of $1.3 million. These penalties were partially offset by the remaining acquisition market adjustment balances on these borrowings. The resulting net loss of $782,000 was recorded in interest expense for the period.

The Company had total FHLB advances of $132.0 million at September 30, 2015, with approximately $1.1 billion of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.2 billion at September 30, 2015.

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

Aggregate annual maturities of debt at September 30, 2015, are:

(In thousands)	Year	Annual Maturities

	2015	$61,728
	2016	24,866
	2017	48,944
	2018	21,437
	2019	2,707
	Thereafter	75,650
	Total	$235,332

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

NOTE 13: UNDIVIDED PROFITS

The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Comptroller of the Currency is required, if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year combined with its retained net profits of the preceding two years.  At September 30, 2015, the Company’s subsidiary bank had approximately $30.4 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Office of the Comptroller of the Currency include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under the newly adopted Basel III Rules, the criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, an 8% "Tier 1 risk-based capital" ratio, 10% "total risk-based capital" ratio; and a 6.50% “common equity Tier 1 (“CETI”) ratio.  As of September 30, 2015, The Company’s subsidiary bank met the capital standards for a well-capitalized institution.  The Company's CET1 ratio was 13.98% at September 30, 2015.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2015:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2015	119,690	$27.72	226,932	$31.88
Granted	375,255	44,69	95,020	43.47
Stock Options Exercised	(65,418)	22.37	-	-
Stock Options from Acquisitions	65,850	20.43	-	-
Stock Awards Vested	-	-	(79,607)	34.37
Forfeited/Expired	(1,450)	20.60	(14,751)	20.70
Balance, September 30, 2015	493,927	$40.30	227,594	$36.57

Exercisable, September 30, 2015	105,572	$26.84

The following table summarizes information about stock options under the plans outstanding at September 30, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$15.55	-	$21.29	26,802	5.00	$19.41	15,202	$18.60
21.51	-	21.51	2,300	4.30	21.51	2,300	21.51
26.19	-	26.19	26,900	0.62	26.19	26,900	26.19
28.42	-	28.42	30,500	1.60	28.42	30,500	28.42
30.31	-	30.31	30,670	2.61	30.31	30,670	30.31
40.57	-	40.57	48,690	9.25	40.57	-	-
40.72	-	40.72	1,500	9.13	40.72	-	-
44.40	-	44.40	65,005	9.48	44.40	-	-
45.50	-	45.50	258,255	9.86	45.50	-	-
48.13		48.13	3,305	9.96	48.13	-	-
$15.55	-	$48.13	493,927	8.00	$40.30	105,572	$26.84

Total stock-based compensation expense was $2,010,000 and $962,000 during the nine months ended September 30, 2015 and 2014, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $2,122,000 of unrecognized stock-based compensation expense related to stock options at September 30, 2015. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2014.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2015 was $3,771,000 and $2,227,000.  Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $47.93 as of September 30, 2015, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and September 30, 2014 was $1,672,000 and $607,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during the nine months ended September 30, 2015 was $7.81 per share. There were no stock options granted during the year ended December 31, 2014. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

Nine Months Ended September 30, 2015

Expected dividend yield	2.06%
Expected stock price volatility	16.96%
Risk-free interest rate	2.17%
Expected life of options (years)	10

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended September 30,
(In thousands)	2015	2014

Interest paid	$15,944	$10,178
Income taxes paid	21,039	14,642
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	14,242	3,892
Transfers of loans acquired, covered by FDIC loss share, to foreclosed assets covered by FDIC loss share	4,349	5,480
Transfers of foreclosed assets covered by FDIC loss share to foreclosed assets held for sale	13,895	-
Transfers of loans acquired, covered by FDIC loss share, to loans acquired not covered by FDIC loss share	88,922	-
Transfers of premises held for sale to foreclosed assets held for sale	6,126	-

NOTE 16: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Professional services	$2,111	$2,201	$6,248	$5,447
Postage	1,079	853	3,097	2,603
Telephone	1,521	774	3,698	2,179
Credit card expense	2,309	2,231	6,579	6,553
Operating supplies	687	507	1,693	1,473
Amortization of intangibles	1,265	454	3,552	1,374
Branch right sizing expense	458	151	3,237	4,329
Other expense	7,884	4,355	19,085	11,534
Total other operating expenses	$17,314	$11,526	$47,189	$35,492

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

At September 30, 2015, the Company had outstanding commitments to extend credit aggregating approximately $498,614,000 and $792,660,000 for credit card commitments and other loan commitments.  At December 31, 2014, the Company had outstanding commitments to extend credit aggregating approximately $480,653,000 and $439,053,000 for credit card commitments and other loan commitments.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $26,930,000 and $16,217,000 at September 30, 2015, and December 31, 2014, respectively, with terms ranging from 9 months to 15 years.  At September 30, 2015, the Company had no deferred revenue under standby letter of credit agreements and approximately $13,000 at December 31, 2014.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in valuation techniques during the periods ended September 30, 2015 and 2014.

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

The following table sets forth the Company’s financial assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$4,008	$-	$4,008	$-
U.S. Government agencies	153,576	-	153,576	-
Mortgage-backed securities	502,344	-	502,344	-
State and political subdivisions	10,976	-	10,976	-
Other securities	32,443	-	32,443	-
Assets held in trading accounts	6,292	2,409	3,883	-

December 31, 2014
ASSETS
Available-for-sale securities
U.S. Treasury	$3,992	$-	$3,992	$-
U.S. Government agencies	272,816	-	272,816	-
Mortgage-backed securities	1,572	-	1,572	-
State and political subdivisions	6,540	-	6,540	-
Other securities	20,363	-	20,363	-
Assets held in trading accounts	6,987	3,320	3,667	-

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of September 30, 2015 and December 31, 2014, the fair value of foreclosed assets held for sale, excluding those covered by FDIC loss share agreements, less estimated costs to sell was $48.1 million and $44.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2015 and December 31, 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015
ASSETS
Impaired loans (1) (2) (collateral dependent)	$18,413	$-	$-	$18,413
Foreclosed assets held for sale (1)	12,292	-	-	12,292

December 31, 2014
ASSETS
Impaired loans (1) (2) (collateral dependent)	$12,276	$-	$-	$12,276
Foreclosed assets held for sale (1)	3,417	-	-	3,417

__________________________________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)	Specific allocations of $1,100,000 and $733,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2015 and December 31, 2014, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2015
Financial assets:
Cash and cash equivalents	$400,998	$400,998	$-	$-	$400,998
Interest bearing balances due from banks - time	16,504	-	16,498	-	16,498
Held-to-maturity securities	776,294	-	785,029	-	785,029
Mortgage loans held for sale	15,556	-	-	15,556	15,556
Interest receivable	26,873	-	26,873	-	26,873
Legacy loans, net	2,808,898	-	-	2,808,148	2,808,148
Loans acquired, not covered by FDIC loss share, net	2,013,816	-	-	2,007,543	2,007,543

Financial liabilities:
Non-interest bearing transaction accounts	1,212,724	-	1,212,724	-	1,212,724
Interest bearing transaction accounts and savings deposits	3,521,840	-	3,521,840	-	3,521,840
Time deposits	1,355,236	-	-	1,353,622	1,353,622
Federal funds purchased and securities sold under agreements to repurchase	110,437	-	110,437	-	110,437
Other borrowings	173,426	-	178,214	-	178,214
Subordinated debentures	61,906	-	57,202	-	57,202
Interest payable	1,983	-	1,983	-	1,983

December 31, 2014
Financial assets:
Cash and cash equivalents	$335,909	$335,909	$-	$-	$335,909
Held-to-maturity securities	777,587	-	780,533	-	780,533
Mortgage loans held for sale	21,265	-	-	21,265	21,265
Interest receivable	16,774	-	16,774	-	16,774
Legacy loans, net	2,024,693	-	-	2,022,889	2,022,889
Loans acquired, not covered by FDIC loss share, net	575,980	-	-	560,651	560,651
Loans acquired, covered by FDIC loss share, net	106,933	-	-	105,789	105,789
FDIC indemnification asset	22,663	-	-	22,663	22,663

Financial liabilities:
Non-interest bearing transaction accounts	889,260	-	889,260	-	889,260
Interest bearing transaction accounts and savings deposits	2,006,271	-	2,006,271	-	2,006,271
Time deposits	965,187	-	-	967,900	967,900
Federal funds purchased and securities sold under agreements to repurchase	110,586	-	110,586	-	110,586
Other borrowings	114,682	-	114,698	-	114,698
Subordinated debentures	20,620	-	16,115	-	16,115
Interest payable	1,147	-	1,147	-	1,147

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2015 and 2014 and the related consolidated statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

November 9, 2015

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2015 was $21.6 million and diluted earnings per share were $0.72, compared to net income of $8.8 million and $0.52 diluted earnings per share for the same period of 2014. Net income for the nine months ended September 30, 2015, was $50.3 million and diluted earnings per share were $1.83, compared to net income of $23.0 million and $1.39 diluted earnings per share for the same period in 2014.

Net income for each quarter in both 2015 and 2014 included significant nonrecurring items that impacted net income, primarily related to our acquisitions and branch right sizing initiatives. Excluding all nonrecurring items, core earnings for the three months ended September 30, 2015 were $25.6 million, or $0.85 diluted core earnings per share, compared to $10.7 million, or $0.63 diluted core earnings per share for the same period in 2014. Diluted core earnings per share increased by $0.22, or 34.9%. Year-to-date core earnings were $63.7 million, an increase of $36.4 million, or 133%, compared with the same period of 2014. Year-to-date diluted core earnings per share were $2.32, an increase of $0.67, or 40.6%. See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

In September, we entered into an agreement with the FDIC to terminate all loss share agreements which were entered into in 2010 and 2012 in conjunction with the Company’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of four failed banks in FDIC-assisted transactions. Under the early termination, all rights and obligations of the Company and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, the FDIC made a net payment of $2,368,000 to the bank as consideration for the early termination of the loss share agreements. The early termination was recorded in the Company’s financial statements by removing the FDIC Indemnification Asset, receivable from FDIC, the FDIC True-up liability and recording a one-time, pre-tax charge of $7.5 million.

During the second quarter of 2014 we entered into a definitive agreement and plan of merger with Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”). During the second quarter of 2014 we also entered into a definitive agreement and plan of merger with Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank. On February 27, 2015, we closed the transactions to acquire Community First and Liberty and at March 31, 2015 Liberty Bank and First State operated as independently chartered banks. Liberty Bank was subsequently merged into our lead bank, Simmons First National Bank (“Simmons Bank” or “the Bank”), on April 24, 2015 with a simultaneous systems conversion while First State subsequently merged into Simmons Bank on September 4, 2015. As a result of these acquisitions, we have recognized $8.2 million in after tax merger related expenses during the year.

During the second quarter we entered into a definitive agreement and plan of merger with Ozark Trust & Investment Corporation (“OTIC”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks (“TCO”). TCO is headquartered in Springfield, Missouri and has over $1 billion in assets under management. The transaction was completed on October 29, 2015.

We are pleased with the growth in core earnings for the first three quarters of 2015. We reported record core earnings and record core earnings per share in each quarter. As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits. Our focus continues to be improvement in core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions, which enabled us to produce a net interest margin of 4.82% for the quarter.

Common stockholders’ equity as of September 30, 2015 was $1.05 billion, book value per share was $33.89 and tangible book value per share was $21.89.  Our ratio of stockholders’ equity to total assets was 13.8% and the tangible common equity to tangible assets ratio (TCE) was 9.1% at September 30, 2015. The Company’s Tier I leverage ratio of 10.8%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $7.60 billion at September 30, 2015, compared to $4.64 billion at December 31, 2014 and $4.69 billion at September 30, 2014.  Total loans, including loans acquired, were $4.85 billion at September 30, 2015, compared to $2.74 billion at December 31, 2014 and $2.76 billion at September 30, 2014. We continue to have good asset quality.

Simmons First National Corporation is a $7.6 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas, Missouri and Tennessee.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses, (b) acquisition accounting and valuation of assets and liabilities, (c) the valuation of goodwill and the useful lives applied to intangible assets, (d) the valuation of employee benefit plans and (e) income taxes.

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

We evaluate loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. We evaluate purchased impaired loans accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired, whether or not previously covered by FDIC loss share agreements, are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

For impaired loans accounted for under ASC Topic 310-30, we continue to estimate cash flows expected to be collected on purchased credit impaired loans.  We evaluate at each balance sheet date whether the present value of our purchased credit impaired loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the purchased credit impaired loans.

Covered Loans and Related Indemnification Asset

During the third quarter, the Bank entered into an agreement with the FDIC to terminate all of its remaining loss-sharing agreements. As a result, all FDIC-acquired assets are now classified as non-covered. All acquired loans are recorded at their discounted net present value; therefore, they are excluded from the computations of the asset quality ratios for the legacy loan portfolio, except for their inclusion in total assets. Under the early termination, all rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, the FDIC made a net payment of $2,368,000 to the Bank as consideration for the early termination of the loss share agreements. The early termination was recorded in our financial statements by removing the FDIC indemnification asset, receivable from FDIC, the FDIC true-up provision and recording a one-time, pre-tax charge of $7.5 million.

Prior to the termination of the loss share agreements, deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which was accreted back into income over the life of the shared-loss agreements.

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

Employee Benefit Plans

We have adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, bonus stock awards and performance stock unit awards.  Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2015, net interest income on a fully taxable equivalent basis was $80.8 million, an increase of $37.4 million, or 86.0%, over the same period in 2014.  The increase in net interest income was the result of a $40.4 million increase in interest income and a $3.0 million increase in interest expense.

The increase in interest income primarily resulted from a $36.3 million increase in interest income on loans, consisting of legacy loans and acquired loans. The increase in loan volume during 2015 generated $36.6 million of additional interest income, while a 5 basis point decline in yield resulted in a $0.3 million decrease in interest income. The interest income increase from loan volume was primarily due to our Liberty, Community First and Delta Trust acquisitions; however, a significant portion of the increase in loan interest income can be attributed to our legacy loan growth of $876 million, or 44.6%, from the same period last year.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our acquired loans, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loans, and adjustments may or may not be required.  The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans.  For loans previously covered by FDIC loss sharing agreements, any increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, which were recorded as indemnification assets.  The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter, and are recorded in non-interest expense.

For the three months ended September 30, 2015, the adjustments decreased interest income by $4.7 million and increased non-interest income by $1.7 million compared to the same period in 2014. The net increase to 2015 third quarter pre-tax income was $6.4 million from 2014. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loans. With the termination of the loss sharing agreements, there will be no future adjustments to non-interest income.

The $3.1 million increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Liberty, Community First and Delta Trust acquisitions.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2015, net interest income on a fully taxable equivalent basis was $211.2 million, an increase of $82.3 million, or 64.0%, over the same period in 2014.  The increase in net interest income was the result of a $88.7 million increase in interest income and a $6.4 million increase in interest expense.

The increase in interest income primarily resulted from a $79.0 million increase in interest income on loans and a $8.2 million increase in interest income on investment securities. The increase in interest income on investment securities was primarily due to volume increases resulting from the Liberty and Community First acquisitions. The increase in loan volume during 2015 generated $86.8 million of additional interest income, while a 41 basis point decline in yield resulted in a $7.8 million decrease in interest income. The interest income increase from loan volume was primarily due to our Liberty, Community First and Delta Trust acquisitions.

For the nine months ended September 30, 2015, the acquired loan cash flow adjustments resulted in an increase to interest income of $0.8 million and an increase to non-interest income of $9.9 million compared to the same period in 2014. The net increase to year-to-date 2015 pre-tax income was $10.7 million compared with 2014.

The $6.4 million increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Liberty, Community First and Delta Trust acquisitions.

Net Interest Margin

Our net interest margin increased 46 basis points to 4.82% for the three month period ended September 30, 2015, when compared to 4.36% for the same period in 2014. For the nine month period ended September 30, 2015, net interest margin increased 17 basis points to 4.58% when compared to 4.41% for the same period in 2014.  The most significant factor in the increasing margin during the three month period ended September 30, 2015 is the impact of the decrease in accretable yield adjustments discussed above offset by the impact of the loans acquired in the Liberty and Community First acquisitions. Normalized for all accretion on acquired loans, our net interest margin at September 30, 2015 and 2014 was 3.82% and 3.49%, respectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2015 and 2014, respectively, as well as changes in fully taxable equivalent net interest margin for the three and nine month periods ended September 30, 2015, versus September 30, 2014.

Table 1:  Analysis of Net Interest Margin

(FTE =Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Interest income	$85,199	$45,215	$221,624	$134,092
FTE adjustment	2,172	1,702	6,332	5,089
Interest income – FTE	87,371	46,917	227,956	139,181
Interest expense	6,523	3,443	16,780	10,403
Net interest income – FTE	$80,848	$43,474	$211,176	$128,778

Yield on earning assets – FTE	5.20%	4.71%	4.94%	4.77%
Cost of interest bearing liabilities	0.48%	0.44%	0.45%	0.44%
Net interest spread – FTE	4.72%	4.27%	4.49%	4.33%
Net interest margin – FTE	4.82%	4.36%	4.58%	4.41%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended September 30, 2015 vs. 2014	Nine Months Ended September 30, 2015 vs. 2014

Increase due to change in earning assets	$38,522	$92,647
Increase (decrease) due to change in earning asset yields	1,932	(3,872)
Decrease due to change in interest bearing liabilities	(2,540)	(5,779)
Decrease due to change in interest rates paid on interest bearing liabilities	(540)	(598)
Increase in net interest income	$37,374	$82,398

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended September 30, 2015 and 2014.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$206,467	$122	0.23	$288,258	$132	0.18
Federal funds sold	19,086	15	0.31	6,794	12	0.70
Investment securities - taxable	1,209,985	4,901	1.61	789,252	2,043	1.03
Investment securities - non-taxable	357,048	5,582	6.20	321,760	4,369	5.39
Mortgage loans held for sale	26,379	291	4.38	24,942	269	4.28
Assets held in trading accounts	6,401	4	0.25	6,841	3	0.17
Loans	4,835,068	76,456	6.27	2,518,185	40,089	6.32
Total interest earning assets	6,660,434	87,371	5.20	3,956,032	46,917	4.71
Non-earning assets	947,333			482,775
Total assets	$7,607,767			$4,438,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,600,930	$2,222	0.24	$1,869,095	$771	0.16
Time deposits	1,397,928	1,936	0.55	1,013,326	1,461	0.57
Total interest bearing deposits	4,998,858	4,158	0.33	2,882,421	2,232	0.31
Federal funds purchased and securities sold under agreement to repurchase	109,311	55	0.20	108,357	55	0.20
Other borrowings	197,832	1,812	3.63	117,664	996	3.36
Subordinated debentures	61,851	498	3.19	20,620	160	3.08
Total interest bearing liabilities	5,367,852	6,523	0.48	3,129,062	3,443	0.44
Non-interest bearing liabilities:
Non-interest bearing deposits	1,121,078			828,340
Other liabilities	74,696			38,950
Total liabilities	6,563,626			3,996,352
Stockholders’ equity	1,044,141			442,455
Total liabilities and stockholders’ equity	$7,607,767			$4,438,807
Net interest spread			4.72			4.27
Net interest margin		$80,848	4.82		$43,474	4.36

	Nine Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$295,476	$561	0.25	$417,709	$691	0.22
Federal funds sold	50,618	118	0.31	2,721	16	0.79
Investment securities - taxable	1,152,756	12,352	1.43	725,088	6,050	1.12
Investment securities - non-taxable	349,511	16,184	6.19	318,724	13,046	5.47
Mortgage loans held for sale	26,230	813	4.14	15,637	506	4.33
Assets held in trading accounts	6,591	11	0.22	6,968	13	0.25
Loans	4,289,339	197,917	6.17	2,416,443	118,859	6.58
Total interest earning assets	6,170,521	227,956	4.94	3,903,290	139,181	4.77
Non-earning assets	866,014			499,947
Total assets	$7,036,535			$4,403,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,274,344	$5,701	0.23	$1,844,679	$2,185	0.16
Time deposits	1,346,879	5,596	0.56	1,053,271	4,552	0.58
Total interest bearing deposits	4,621,223	11,297	0.33	2,897,950	6,737	0.31
Federal funds purchased and securities sold under agreement to repurchase	115,713	177	0.20	108,303	194	0.24
Other borrowings	186,955	4,014	2.87	117,111	2,995	3.42
Subordinated debentures	53,506	1,292	3.23	20,620	477	3.09
Total interest bearing liabilities	4,977,397	16,780	0.45	3,143,984	10,403	0.44
Non-interest bearing liabilities:
Non-interest bearing deposits	1,064,273			795,665
Other liabilities	63,171			41,649
Total liabilities	6,104,841			3,981,298
Stockholders’ equity	931,694			421,939
Total liabilities and stockholders’ equity	$7,036,535			$4,403,237
Net interest spread			4.49			4.33
Net interest margin		$211,176	4.58		$128,778	4.41

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine month periods ended September 30, 2015, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 over 2014			2015 over 2014
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$(42)	$32	$(10)	$(222)	$92	$(130)
Federal funds sold	13	(10)	3	118	(16)	102
Investment securities - taxable	1,388	1,470	2,858	4,252	2,050	6,302
Investment securities - non-taxable	510	703	1,213	1,330	1,808	3,138
Mortgage loans held for sale	15	7	22	330	(23)	307
Assets held in trading accounts	-	1	1	(1)	(1)	(2)
Loans	36,638	(271)	36,367	86,840	(7,782)	79,058
Total	38,522	1,932	40,454	92,647	(3,872)	88,775

Interest expense:
Interest bearing transaction and savings accounts	944	507	1,451	2,188	1,328	3,516
Time deposits	535	(60)	475	1,226	(182)	1,044
Federal funds purchased and securities sold under agreements to repurchase	-	-	-	12	(29)	(17)
Other borrowings	729	87	816	1,560	(541)	1,019
Subordinated debentures	332	6	338	793	22	815
Total	2,540	540	3,080	5,779	598	6,377
Increase (decrease) in net interest income	$35,982	$1,392	$37,374	$86,868	$(4,470)	$82,398

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

The provision for loan losses for the three month period ended September 30, 2015, was $1.6 million, compared to $1.1 million for the three month period ended September 30, 2014, an increase of $500,000. The provision for loan losses for the nine month period ended September 30, 2015, was $5.8 million, compared to $3.6 million for the nine month period ended September 30, 2014, an increase of $2.2 million. See Allowance for Loan Losses section for additional information.

The provision increase resulted from several reasons. Our increased organic legacy loan growth rate required additional allowance. Significant loan growth in our new Missouri and Tennessee markets, both from new loans and from acquired loans migrating to legacy, required an allowance to be established through a provision. Finally, a $133,000 and $737,000 provision were recorded on acquired loans during the three and nine months ended September 30, 2015 as a result of a shortage in our credit mark on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $23.5 million for the three month period ended September 30, 2015, an increase of $7.5 million, or 46.5%, compared to $16.0 million for the same period in 2014. Total non-interest income was $67.0 million for the nine month period ended September 30, 2015, an increase of $26.3 million, or 64.6%, compared to $40.7 million for the same period in 2014.

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

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2015 and 2014, respectively, as well as changes in 2015 from 2014.

Table 5:  Non-Interest Income

	Three Months		2015		Nine Months		2015
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2015	2014	2014		2015	2014	2014
Trust income	$2,215	$1,838	$377	20.51%	$6,536	$4,929	$1,607	32.60%
Service charges on deposit accounts	8,488	6,238	2,250	36.07	22,881	19,098	3,783	19.81
Other service charges and fees	3,089	808	2,281	282.30	8,044	2,490	5,554	223.05
Mortgage lending income	3,446	1,812	1,634	90.18	9,156	3,885	5,271	135.68
Investment banking income	663	284	379	133.45	1,808	620	1,188	191.61
Debit and credit card fees	6,879	5,769	1,110	19.24	19,013	17,213	1,800	10.46
Bank owned life insurance income	748	411	337	82.00	2,066	1,117	949	84.96
Gain (loss) on sale of securities	40	(18)	58	-322.22	2	20	(18)	-90.00
Gain on sale of banking operations	2,110	-	2,110	100.00	2,110	-	2,110	100.00
Net (loss) on assets covered by FDIC loss share agreements	(9,085)	(3,744)	(5,341)	142.65	(14,812)	(17,303)	2,491	-14.40
Net gain on sale of premises held for sale	153	856	(703)	-82.13	153	3,167	(3,014)	-95.17
Other income	4,743	1,781	2,962	166.31	9,999	5,452	4,547	83.40
Total non-interest income	$23,489	$16,035	$7,454	46.49%	$66,956	$40,688	$26,268	64.56%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended September 30, 2015, was $20.7 million, an increase of $6.0 million from the three month period ended September 30, 2014.  Service charges on deposit accounts increased by $2.3 million or 36.07% and other service charges and fees increased by $2.3 million, or 282.30%. The majority of the increase in recurring fee income was due to the additions of accounts from the Delta Trust, Community First and Liberty acquisitions.

Mortgage lending income increased by $1.6 million for the three months ended September 30, 2015 compared to last year, due primarily to additional lenders and customers as a result of the Delta Trust, Community First and Liberty acquisitions. Investment banking income increased by $379,000, due primarily to the addition of the retail investment banking operation of Delta Trust.

A gain of $2.1 million was recorded on the sale of the banking operations located in Salina, Kansas consisting of three branches that occurred in August 2015. Included with the sale was $5.3 million in loans and $77.8 million in deposits.

Net loss on assets covered by FDIC loss share agreements increased by $5.3 million due primarily to the $7.5 million expense related to the termination of the loss share agreements. This expense was partially offset by a $2.1 million decrease in the indemnification asset.

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

Non-interest expense for the three months ended September 30, 2015 was $67.9 million, an increase of $23.6 million, or 53.1%, from the same period in 2014. We incurred additional expenses of $458,000 in the three months ended September 30, 2015 related to the closure of twelve underperforming branches in the second quarter as part of our branch right sizing initiative, compared with $151,000 in branch right sizing expenses in the same period of 2014. We also incurred merger related costs of $857,000 in 2015, compared with $3.6 million in 2014. Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense for the three months ended September 30, 2015 increased $26.2 million, or 64.93%, from the same period in 2014, primarily due to the incremental operating expenses of the acquired Community First, Liberty and Delta Trust franchises.

Non-interest expense for the nine months ended September 30, 2015 was $190.1 million, an increase of $61.4 million, or 47.7%, from the same period in 2014. The most significant impact to non-interest expense were the following nonrecurring items.

First, we saw a $6.3 million increase in merger related costs from last year. Included in the nine months ended September 30, 2015 were $12.5 million in merger related costs, primarily from our February acquisitions of Liberty and Community First. In the same period of 2014 we recorded $6.3 million of merger related costs associated with our Metropolitan and Delta Trust acquisitions. We consolidated our six subsidiary banks into Simmons Bank in 2014, and recorded $0.6 million of charter consolidation costs.

Second, branch right sizing expense for the nine months ended September 30, 2015 decreased by $1.1 million from the same period in 2014. We had $3.2 million of branch right sizing expense in 2015 from our twelve branch closings. For the same period in 2014, we had expenses of $4.3 million associated with the closure and maintenance of eleven legacy Simmons branches as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan.

Normalizing for the nonrecurring merger related costs and branch right sizing, non-interest expense for the nine months ended September 30, 2015 increased $56.8 million, or 48.3%, from the same period in 2014, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits increased by $16.5 million and $35.3 million for the three and nine months ended September 30, 2015. Occupancy expense increased by $1.6 million and $3.1 million for the same periods, while furniture and equipment expense increased by $1.8 million and $4.0 million from the same periods in 2014. These increases, along with the increases in several other operating expense categories, were a result of the Delta Trust, Liberty and Community First acquisitions.

Table 6 below shows non-interest expense for the three and nine month periods ended September 30, 2015 and 2014, respectively, as well as changes in 2015 from 2014.

Table 6:  Non-Interest Expense

	Three Months		2015		Nine Months		2015
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2015	2014	2014		2015	2014	2014
Salaries and employee benefits	$37,417	$20,892	$16,525	79.10%	$99,662	$64,338	$35,324	54.90%
Occupancy expense, net	4,812	3,204	1,608	50.19	13,440	10,338	3,102	30.01
Furniture and equipment expense	4,202	2,363	1,839	77.82	10,621	6,592	4,029	61.12
Other real estate and foreclosure expense	2,297	1,864	433	23.23	3,694	3,112	582	18.70
Deposit insurance	1,013	877	136	15.51	2,979	2,630	349	13.27
Merger related costs	857	3,628	(2,771)	-76.38	12,523	6,255	6,269	100.24
Other operating expenses:
Professional services	2,111	2,201	(90)	-4.09	6,248	5,447	801	14.71
Postage	1,079	853	226	26.49	3,097	2,603	494	18.98
Telephone	1,521	774	747	96.51	3,698	2,179	1,519	69.71
Credit card expenses	2,309	2,231	78	3.50	6,579	6,553	26	0.40
Operating supplies	687	507	180	35.50	1,693	1,473	220	14.94
Amortization of intangibles	1,265	454	811	178.63	3,552	1,374	2,178	158.52
Branch right sizing expense	458	151	307	203.31	3,237	4,329	(1,092)	-25.23
Other expense	7,884	4,355	3,529	81.03	19,085	11,534	7,550	65.45
Total non-interest expense	$67,912	$44,354	$23,558	53.11%	$190,108	$128,757	$61,351	47.65%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $2.39 billion and $1.82 billion during the first nine months of 2015 and 2014, respectively.  As of September 30, 2015, total loans, excluding loans acquired, were $2.84 billion, an increase of $785.6 million from December 31, 2014.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan not covered by FDIC loss share as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2014 to September 30, 2015 included approximately $197 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of September 30, 2015.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2015	December 31, 2014

Consumer:
Credit cards	$171,701	$185,380
Other consumer	182,472	103,402
Total consumer	354,173	288,782
Real estate:
Construction	253,761	181,968
Single family residential	623,089	455,563
Other commercial	1,037,559	714,797
Total real estate	1,914,409	1,352,328
Commercial:
Commercial	394,422	291,820
Agricultural	170,257	115,658
Total commercial	564,679	407,478
Other	6,017	5,133
Total loans, excluding loans acquired, before allowance for loan losses	$2,839,278	$2,053,721

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $354.2 million at September 30, 2015, or 12.5% of total loans, compared to $288.8 million, or 14.1% of total loans at December 31, 2014.  The increase in consumer loans from December 31, 2014, to September 30, 2015, was due to growth in direct and indirect consumer loans which was partially offset by the seasonal decline in our credit card portfolio, as expected.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $1.914 billion at September 30, 2015, or 67.4% of total loans, compared to the $1.352 billion, or 65.9%, of total loans at December 31, 2014, an increase of $562.1 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $564.7 million at September 30, 2015, or 19.9% of total loans, compared to $407.5 million, or 19.8% of total loans at December 31, 2014, an increase of $157.2 million.  Non-agricultural commercial loans increased to $394.4 million, a $102.6 million, or 35.2%, growth from December 31, 2014. Agricultural loans increased to $170.3 million, a $54.6 million, or 47.2%, growth primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

On October 19, 2012, we acquired certain assets and assumed certain deposits and other liabilities of Excel Bank of Sedalia, Missouri, in an FDIC-assisted transaction. On September 14, 2012, the Company acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Truman Bank of St. Louis, Missouri, in an FDIC-assisted transaction. In 2010, we acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of two other failed banks in FDIC-assisted transactions. Loans comprise the majority of the assets acquired in the FDIC-assisted transactions. The majority of the loans acquired, along with the majority of the foreclosed assets acquired, were subject to loss share agreements with the FDIC whereby SFNB was indemnified against 80% of losses. These loans and foreclosed assets, as well as the related indemnification asset from the FDIC, were presented as covered assets in the accompanying consolidated financial statements.

On September 15, 2015, we entered into an agreement with the FDIC to terminate all loss share agreements. Under the early termination, all rights and obligations of the Company and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated. As a result, we have reclassified loans previously covered by FDIC loss share to acquired loans not covered and reclassified foreclosed assets previously covered by FDIC loss share to foreclosed assets not covered.

Table 8:  Assets Acquired

(in thousands)	September 30, 2015	December 31, 2014

Consumer:
Other consumer	$100,080	$8,514
Total consumer	100,080	8,514
Real estate:
Construction	116,302	46,911
Single family residential	618,031	175,970
Other commercial	988,831	390,877
Total real estate	1,723,164	613,758
Commercial:
Commercial	164,942	56,134
Agricultural	25,630	4,507
Total commercial	190,572	60,641
Other	-	-
Total loans acquired (1)	$2,013,816	$682,913

_______________________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at September 30, 2015. Loans acquired include $106.9 million (net of a $954,000 allowance) of loans covered by FDIC loss share agreements at December 31, 2014.

Approximately $2.0 billion of the loans acquired in the Liberty, Community First, Metropolitan and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. We evaluated the remaining loans purchased in conjunction with the acquisitions of Liberty, Community First, Metropolitan and Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Because some loans we evaluated, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, we recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans.  With the termination of our FDIC loss share agreements, the $954,000 allowance has been reclassified as allowance on acquired loans, not covered by loss share. Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in 2015. During the three and nine months ended September 30, 2015, we recorded a $133,000 and $737,000 provision, respectively, for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at September 30, 2015. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $7.1 million from December 31, 2014 to September 30, 2015.  Foreclosed assets held for sale (legacy and acquired) increased by $3.2 million. During the nine months ended September 30, 2015,$6.1 million of previously closed branch buildings and land was reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties. This increase was partially offset by the reduction in other foreclosed assets of $2.9 million. Under ASC Topic 360, there is a one year maximum holding period to classify premises as held for sale. Nonaccrual loans increased by $3.3 million during the period, primarily CRE loans. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 0.89% at September 30, 2015, compared to 1.30% at December 31, 2014.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance was $4.3 million at September 30, 2015, an increase of $1.08 million from December 31, 2014.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total legacy loans was 1.07% as of September 30, 2015.  Non-performing loans equaled 0.59% of total legacy loans.  Non-performing assets were 0.86% of total assets, a 39 basis point improvement from December 31, 2014.  The allowance for loan losses was 181% of non-performing loans.  Our annualized net charge-offs to total loans for the first nine months of 2015 was 0.21%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.12%.  Annualized net credit card charge-offs to total credit card loans were 1.30%, compared to 1.27% during the full year 2014, and more than 150 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	September 30, 2015	December 31, 2014

Nonaccrual loans (1)	$15,305	$12,038
Loans past due 90 days or more (principal or interest payments)	1,506	961
Total non-performing loans	16,811	12,999
Other non-performing assets:
Foreclosed assets held for sale	48,073	44,856
Other non-performing assets	172	97
Total other non-performing assets	48,245	44,953
Total non-performing assets	$65,056	$57,952

Performing TDRs	$1,955	$2,233
Allowance for loan losses to non-performing loans	181%	223%
Non-performing loans to total loans	0.59%	0.63%
Non-performing assets to total assets (2)	0.86%	1.25%

_______________________________________

(1)	Includes nonaccrual TDRs of approximately $2.4 million at September 30, 2015 and $1.0 million at December 31, 2014.
(2)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2015 and 2014.

At September 30, 2015, impaired loans, net of government guarantees and loans acquired, were $17.2 million compared to $14.7 million at December 31, 2014.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2015	2014

Balance, beginning of year	$29,028	$27,442
Loans charged off:
Credit card	2,350	2,329
Other consumer	1,183	1,220
Real estate	735	2,484
Commercial	761	734
Total loans charged off	5,029	6,767
Recoveries of loans previously charged off:
Credit card	667	676
Other consumer	398	376
Real estate	83	1,510
Commercial	178	201
Total recoveries	1,326	2,763
Net loans charged off	3,703	4,004
Provision for loan losses (1)	5,055	3,638
Balance, September 30 (2)	$30,380	27,076

Loans charged off:
Credit card		859
Other consumer		783
Real estate		429
Commercial		318
Total loans charged off		2,389
Recoveries of loans previously charged off:
Credit card		220
Other consumer		94
Real estate		295
Commercial		125
Total recoveries		734
Net loans charged off		1,655
Provision for loan losses		3,607
Balance, end of year (2)		$29,028

_______________________________________

(1)	Provision for loan losses of $737,000 attributable to loans acquired, was excluded from this table for 2015 (total year-to-date provision for loan losses for the nine months ended September 30, 2015 is $5,792,000). The $737,000 was subsequently charged-off, resulting in an increase in the allowance related to loans acquired.
(2)	Allowance for loan losses at September 30, 2015 and December 31, 2014 includes $954,000 allowance for loans acquired. (not shown in the table above). The total allowance for loan losses at September 30, 2015 and December 31, 2014 was $31,334,000 and $29,982,000, respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three and nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of September 30, 2015, the allowance for loan losses reflects an increase of approximately $1.4 million from December 31, 2014, while total loans, excluding loans acquired, increased by $785.6 million over the same nine month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2015		December 31, 2014
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$3,933	6.1%	$5,445	9.1%
Other consumer	1,366	6.4%	1,427	5.0%
Real estate	19,287	67.4%	15,161	65.9%
Commercial	5,519	19.9%	6,962	19.8%
Other	275	0.2%	33	0.2%
Total	$30,380	100.0%	$29,028	100.0%

_______________________________________

(1) Percentage of loans in each category to total loans, excluding loans acquired.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2015, core deposits comprised 88.8% of our total deposits.

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

Our total deposits as of September 30, 2015, were $6.100 billion, an increase of $2.229 billion from December 31, 2014. The increase is primarily the result of the Liberty and Community First acquisitions.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $4.735 billion at September 30, 2015, compared to $2.896 billion at December 31, 2014, a $1.839 billion increase. Total time deposits increased $390 million to $1.355 billion at September 30, 2015, from $965 million at December 31, 2014. In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits. We had $1.5 million and $7.4 million of brokered deposits at September 30, 2015, and December 31, 2014, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $235.3 million and $135.3 million at September 30, 2015 and December 31, 2014, respectively. The outstanding balance for September 30, 2015 includes $60.0 million in FHLB short-term advances, $72.0 million in FHLB long-term advances, $41.4 million in notes payable and $61.9 million of trust preferred securities. The outstanding balance for December 31, 2014 included $71.6 million in FHLB long-term advances, $43.1 million in notes payable and $20.6 million of trust preferred securities.

The $41.4 million notes payable is unsecured debt from correspondent banks used as partial funding for our Metropolitan acquisition in 2013. These notes carry a 3.25% floating rate to be repaid by December 31, 2016. During the nine months ended September 30, 2015, we increased total debt by $100.0 million from December 31, 2014 primarily due to adding $190.7 million in FHLB borrowings and $41.0 million in subordinated debentures as part of the Liberty and Community First acquisitions. Of this debt, $131.7 million was subsequently repaid during the period.

During October 2015, we borrowed $52.3 million from correspondent banks at a rate of 3.58% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020. We used $36 million of this borrowing to refinance the debt issued during the fourth quarter of 2013.

CAPITAL

Overview

At September 30, 2015, total capital was $1.045 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2015, our common equity to assets ratio was 13.42%, up 277 basis points from year-end 2014.

Preferred Stock

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

Cash Dividends

We declared cash dividends on our common stock of $0.69 per share for the first nine months of 2015 compared to $0.66 per share for the first nine months of 2014, an increase of $0.03, or 4.6%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Risk Based Capital

Our bank subsidiary is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2015, we meet all capital adequacy requirements to which we are subject.

As of the most recent notification from regulatory agencies, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

Our risk-based capital ratios at September 30, 2015 and December 31, 2014 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2015	2014

Tier 1 capital:
Stockholders’ equity	$1,045,441	$494,319
Trust preferred securities	61,906	20,000
Goodwill and core deposit premiums	(314,735)	(112,545)
Unrealized gain on available-for-sale securities, net of income taxes	(2,718)	1,336
Total Tier 1 capital	789,894	403,110
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	-	2
Qualifying allowance for loan losses	34,097	32,073
Total Tier 2 capital	34,097	32,075
Total risk-based capital	$823,991	$435,185

Risk weighted assets	$4,986,641	$3,002,270

Assets for leverage ratio	$7,293,113	$4,593,924

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	13.98%	N/A
Tier 1 leverage ratio	10.83%	8.77%
Tier 1 risk-based capital ratio	15.84%	13.43%
Total risk-based capital ratio	16.52%	14.50%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	N/A
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	N/A
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and Simmons Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. As of September 30, 2015, the Company and its subsidiary bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {gain on sale of merchant services, gain on sale of banking operations, loss on FDIC loss share termination, merger related costs, charter consolidation costs and branch right sizing}) and diluted core earnings per share (non-GAAP). Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2015	2014	2015	2014

Net Income	$21,598	$8,788	$50,325	$23,049
Nonrecurring items:
Gain on sale of merchant services	-	-	-	(1,000)
Gain on sale of banking operations	(2,110)	-	(2,110)	-
Loss on FDIC loss share termination	7,476	-	7,476	-
Merger related costs	857	3,628	12,523	6,255
Branch right sizing (1)	304	(705)	3,084	1,162
Charter consolidation costs	-	196	-	610
Tax effect (2)	(2,560)	(1,223)	(7,589)	(2,746)
Net nonrecurring items	3,967	1,896	13,384	4,281
Core earnings (non-GAAP)	$25,565	$10,684	$63,709	$27,330

Diluted earnings per share	$0.72	$0.52	$1.83	$1.39
Nonrecurring items:
Gain on sale of merchant services	-	-	-	(0.06)
Gain on sale of banking operations	(0.07)	-	(0.07)	-
Loss on FDIC loss share termination	0.25	-	0.27	-
Merger related costs (1)	0.03	0.21	0.46	0.37
Branch right sizing	0.01	(0.04)	0.11	0.08
Charter consolidation costs	-	0.01	-	0.04
Tax effect (2)	(0.09)	(0.07)	(0.28)	(0.17)
Net nonrecurring items	0.13	0.11	0.49	0.26
Diluted core earnings per share (non-GAAP)	$0.85	$0.63	$2.32	$1.65

_______________________________________

(1) Branch right sizing includes gain on sale of previously closed branches of $153 and $3,167 for 2015 and 2014, respectively.

(2) Effective tax rate of 39.225%, adjusted for non-deductible merger related costs.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2015, undivided profits of the Company's subsidiary bank was approximately $254.1 million, of which approximately $30.4 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Bank

Generally speaking, our subsidiary bank relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The bank’s primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and our subsidiary bank has approximately $225 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our subsidiary bank throughout Arkansas, Kansas, Missouri and Tennessee. Although this method can be a more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, our subsidiary bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $1.1 billion of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 47.5% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of -0.48% and -0.32%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 0.27% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of September 30, 2015 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2015:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	-0.32%
Up 100 basis points	-0.48%
Down 100 basis points	0.27%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended September 30, 2015.

Item 6.        Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 23013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.10	Indenture, dated as of June 23, 2005, between Community First Bancshares, Inc., and Deutsche Bank Trust Company Americas, as trustee, relating to subordinated debentures due June 30, 2035 (incorporated by reference to Exhibit 4.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.11	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of June 23, 2005, between Simmons First National Corporation and Deutsche Bank Trust Company Americas , as trustee (incorporated by reference to Exhibit 4.2to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.12	Indenture, dated as of September 10, 2007, between Community First Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due September 15, 2037 (incorporated by reference to Exhibit 4.3to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.13	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of September 10, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.14	Indenture, dated as of December 5, 2003, between Liberty Bancshares, Inc., and U. S. Bank National Association, as trustee, relating to subordinated debentures due December 5, 2033 (incorporated by reference to Exhibit 4.5to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.15	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of December 5, 2003, between Simmons First National Corporation and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.16	Indenture, dated as of October 13, 2004, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due October 18, 2034 (incorporated by reference to Exhibit 4.7to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.17	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of October 13, 2004, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.18	Indenture, dated as of March 23, 2007, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due June 6, 2037 (incorporated by reference to Exhibit 4.9to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.19	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of March 23, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.1	Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, Marty D. Casteel and Robert C. Dill (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.2	Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.3	Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.4	Simmons First National Corporation Executive Stock Incentive Plan – 2010, adopted January 25, 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.5	Deferred Compensation Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.6	Simmons First National Corporation Executive Retention Program (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.7	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.8	Change in Control Agreement for J. Thomas May (incorporated by reference to Exhibit 10(a) to Simmons First National Corporation’s Quarterly Report on Form 10-Q filed August 9, 2001 (File No. 000-06253)).

10.9	Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.10	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.11	Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.12	Change in Control Agreement for Robert Dill (incorporated by reference to Exhibit 10.21 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.13	Amendment to Change in Control Agreement for Robert C. Dill (incorporated by reference to Exhibit 10.22 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.14	Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.15	First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.16	Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.17	Executive Salary Continuation Agreement for David L. Bartlett (incorporated by reference to Exhibit 10.26 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.18	409A Amendment to the Simmons First Bank of Hot Springs Executive Salary Continuation Agreement for David Bartlett (incorporated by reference to Exhibit 10.27 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.19	Simmons First National Corporation Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134276)).

10.20	Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.21	Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed April 2, 2001 (File No. 000-06253)).

10.22	Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.23	First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.24	Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.25	Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.26	Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.27	Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.28	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

10.29	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

10.30	Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.31	Simmons First National Corporation Outside Director Stock Incentive Plan - 2014 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.32	Small Business Lending Fund Securities Purchase Agreement, dated as of August 18, 2011, between the United States Department of the Treasury and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.33	Assignment and Assumption of Liabilities Agreement, dated February 27, 2015 between Simmons First National Corporation and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.34	Simmons First National Corporation 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed December 19, 2014 (File No. 000-06253)).

10.35	Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-06253)).

10.36	Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of Southwest Community Bank, Springfield, Missouri; Receiver of Security Savings Bank F.S.B., Olathe, Kansas; Receiver of Truman Bank, St. Louis, Missouri; and Receiver of Excel Bank, Sedalia, Missouri; Federal Deposit Insurance Corporation and Simmons First National Bank, dated as of September 15, 2015 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 16, 2015 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: November 9, 2015	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: November 9, 2015	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 9, 2015	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer