Form 10-K
period 2015-12-31
SIMMONS FIRST NATIONAL CORP
filed 2016-02-29
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒ Yes ☐ No

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).     ☐ Yes ☒ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2015, was $1,290,181,611 based upon the last trade price as reported on the NASDAQ Global Select Market® of $46.68.

The number of shares outstanding of the Registrant's Common Stock as of February 3, 2016, was 30,364,129.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2016.

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

Company Overview

Simmons First National Corporation (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Arkansas with total assets of $7.6 billion, loans of $4.9 billion, deposits of $6.1 billion and equity capital of $1.1 billion as of December 31, 2015. We conduct banking operations through 149 branches, or “financial centers,” located in communities throughout Arkansas, Kansas, Missouri and Tennessee.

We seek to build shareholder value by (i) focusing on strong asset quality, (ii) maintaining strong capital (iii) managing our liquidity position, (iv) improving our operational efficiency (v) opportunistically growing our business, both organically and through acquisitions of financial institutions.

Subsidiary Bank

Our subsidiary bank, Simmons First National Bank (“Simmons Bank” or “lead bank”), is a national bank which has been in operation since 1903. Simmons First Trust Company N.A., a wholly-owned subsidiary of Simmons Bank, performs the trust and fiduciary business operations for Simmons Bank. Simmons First Investment Group, Inc., a wholly-owned subsidiary of Simmons Bank, is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority and performs the broker-dealer and retail investment operations for Simmons Bank. Simmons First Capital Management, Inc., a wholly-owned subsidiary of Simmons Bank, is a Registered Investment Advisor. Simmons First Insurance Services, Inc., is an insurance agency providing life, auto, home, business and commercial insurance coverage. SF Investments, Inc., a wholly-owned subsidiary of Simmons Bank, invests in and manages the capital structure of its REIT subsidiaries.

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

Community Bank Strategy

Historically, we utilized separately chartered community banks, supported by our lead bank to provide full service banking products and services across our footprint. On March 5, 2014, we announced the planned consolidation of our six smaller subsidiary banks into Simmons Bank. The subsidiary consolidation was completed in August 2014. We made the decision to consolidate in order to effectively meet the increased regulatory burden facing banks, to reduce certain operating costs and more efficiently perform operational duties. After the charter consolidation and 2015 mergers, Simmons Bank operates as three separate regions. Below is a listing of our regions:

Region	Headquarters
Arkansas Region	Pine Bluff, Arkansas
Kansas/Missouri Region	Springfield, Missouri
Tennessee Region	Union City, Tennessee

Growth Strategy

Over the past 26 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990 we have completed 11 whole bank acquisitions, 5 bank branch deals, 1 bankruptcy (363) acquisition, 4 FDIC failed bank acquisitions and 4 Resolution Trust Corporation failed thrift acquisitions. These acquisitions added a total of 125 branches.

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

In 2010, we expanded outside the borders of Arkansas by acquiring two failed institutions through FDIC-assisted transactions. The first was a $100 million failed bank located in Springfield, Missouri and the second was a $400 million failed thrift located in Olathe, Kansas. On both transactions, we entered into a loss share agreement with the FDIC, which provided significant protection of 80% of covered assets. As part of the acquisitions, we recognized a pre-tax bargain purchase gain of $3.0 million and $18.3 million, respectively, on the Missouri and Kansas transactions.

In 2012, we acquired two additional failed institutions through FDIC-assisted transactions. The first was a $300 million failed bank located in St. Louis, Missouri and the second was a $200 million failed bank located in Sedalia, Missouri. On both transactions, we again entered into a loss share agreement with the FDIC that provided 80% protection of a significant portion of the assets. As part of the acquisitions, we recognized a pre-tax bargain purchase gain of $1.1 million and $2.3 million, respectively, on the Missouri transactions.

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

On March 4, 2014, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”).  Subsequently, on June 18, 2014, we filed Amendment No. 1 to the shelf registration statement. When declared effective, the shelf registration statement will allow us to raise capital from time to time, up to an aggregate of $300 million, through the sale of common stock, preferred stock, stock warrants, stock rights or a combination thereof, subject to market conditions.  Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

On February 27, 2015, we completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), including its wholly-owned bank subsidiary Liberty Bank. Liberty was headquartered in Springfield, Missouri, served southwest Missouri and had total assets of $1.1 billion. The acquisition further enhanced Simmons Bank's presence not only in southwest Missouri but also the St. Louis and Kansas City metropolitan areas. The acquisition also allows us the opportunity to provide services that have not previously been offered in these areas such as trust and securities brokerage services. In addition, Liberty’s expertise in Small Business lending will enhance our commercial offerings throughout our geographies. We merged Liberty Bank into Simmons Bank and completed the systems conversion April 24, 2015.

Also on February 27, 2015, we completed the acquisition of Community First Bancshares, Inc. (“Community First”), including its wholly-owned bank subsidiary First State Bank. Community First was headquartered in Union City, Tennessee, served customers through Tennessee and had total assets of $1.9 billion. The acquisition expanded our footprint into Tennessee and allows us the opportunity to provide additional services to customers in this area and expand our community banking strategy. In addition, Community First’s expertise in Small Business and consumer lending will benefit our customers across each region. We merged First State Bank into Simmons Bank and completed the systems conversion September 4, 2015.

In September 2015, we entered into an agreement with the FDIC to terminate all loss share agreements which were entered into in 2010 and 2012 in conjunction with the Company’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of four failed banks in FDIC-assisted transactions. Under the early termination, all rights and obligations of the Company and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, the FDIC made a net payment of $2,368,000 to Simmons Bank as consideration for the early termination of the loss share agreements. The early termination was recorded in the Company’s financial statements by removing the FDIC indemnification asset, receivable from FDIC, the FDIC true-up liability and recording a one-time, pre-tax charge of $7,476,000. As a result, the Company reclassified loans previously covered by FDIC loss share to loans acquired, not covered by FDIC loss share. Foreclosed assets previously covered by FDIC loss share were reclassified to foreclosed assets not covered by FDIC loss share.

On October 29, 2015, we completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks. Headquartered in Springfield, Missouri, Ozark Trust had over $1 billion in assets under management and provided a wide range of financial services for its clients including investment management, trust services, IRA rollover or transfers, successor trustee services, personal representatives and custodial services. As our first acquisition of a fee-only financial firm, Ozark Trust provides a new wealth management capability that can be leveraged across the Company’s entire geographic footprint.

Acquisition Strategy

Merger and Acquisition activities are an important part of the Company’s growth strategy. We intend to focus our near term acquisition strategy on traditional acquisitions. We continue to believe that the challenging economic environment combined with more restrictive bank regulatory reforms will cause many financial institutions to seek merger partners in the near to intermediate future. We also believe our community banking philosophy, access to capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our target areas for acquisitions will continue to be banks operating in growth markets within the existing footprint of Arkansas, Kansas, Missouri and Tennessee markets as well as banks operating in identified expansion markets including Oklahoma, Texas and other areas. In addition, we will pursue financial service companies with specialty lines of business and branch acquisitions within the existing markets.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates those transactions. The senior management teams of both our parent company and lead bank have had extensive experience during the past twenty-six years in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks.

The process of merging or acquiring two banking organizations is extremely complex; it requires a great deal of time and effort from both buyer and seller. The business, legal, operational, organizational, accounting, and tax issues all must be addressed if the merger or acquisition is to be successful. Throughout the process, valuation is an important input to the decision-making process, from initial target analysis through integration of the entities. Merger and acquisition strategies are vitally important in order to derive the maximum benefit out of a potential deal.

Strategic reasons with respect to negotiated community bank acquisitions include:

•	Potentially retaining the target institution’s senior management and providing them with an appealing level of autonomy post-integration. We intend to continue to pursue negotiated community bank acquisitions and we believe that our history with respect to such acquisitions has positioned us as an acquirer of choice for community banks.
•	We encourage acquired community banks, their boards and associates to maintain their community involvement, while empowering the banks to offer a broader array of financial products and services. We believe this approach leads to enhanced profitability after the acquisition.
•	Taking advantage of future opportunities that can be exploited when the two companies are combined. Companies need to position themselves to take advantage of emerging trends in the marketplace.
•	One company may have a major weakness (such as poor distribution or service delivery) whereas the other company has some significant strength. By combining the two companies, each company fills-in strategic gaps that are essential for long-term survival.
•	Acquiring human resources and intellectual capital can help improve innovative thinking and development within the company.
•	Acquiring a regional or multi-state bank can provide the Company with access to emerging/established markets and/or increased products and services.

Loan Risk Assessment

As part of our ongoing risk assessment, the Company utilizes credit policies and procedures, internal credit expertise and several internal layers of review to analyze risk. The internal layers of ongoing review include Regional Chairmen, Regional Senior Credit Officers, Community Presidents, regional loan committees, Senior Internal Loan Committee and Director’s Loan Committee. Additionally, the Company has an Asset Quality Review Committee of management that meets quarterly to review the adequacy of the allowance for loan losses. The Committee reviews the status of past due, non-performing and other impaired loans, reserve ratios, and additional performance indicators for its lead bank. The appropriateness of the allowance for loan losses is determined based upon the aforementioned performance factors, and provision adjustments are made accordingly.

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

The Simmons Bank Board of Directors has delegated oversight of all acquired assets to the Acquired Asset Loan Committee, comprised of the Corporate CEO, President and an Executive Vice President, along with several Simmons Bank executives. The Board authorizes the Committee to transact loan origination, renewal and workout procedures relative to acquisitions.

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

Employees

As of December 31, 2015, the Company and its subsidiaries had approximately 1,946 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

Executive Officers of the Company

The following is a list of all executive officers of the Company.  The Board of Directors elects executive officers annually.

NAME	AGE	POSITION	YEARS SERVED

George A. Makris, Jr.	59	Chairman and Chief Executive Officer	3
Robert A. Fehlman	51	Senior Executive Vice President, Chief Financial Officer and Treasurer	27
Marty D. Casteel	64	Senior Executive Vice President	27
David W. Garner	46	Executive Vice President, Controller and Chief Accounting Officer	18
Barry K. Ledbetter	53	Executive Vice President and Chief Banking Officer	30
Steven C. Wade	60	Executive Vice President and Chief Credit Officer	14
Patrick A. Burrow	62	Executive Vice President and General Counsel	1
Stephen C. Massanelli	60	Executive Vice President and Organizational Development	1
F. Christian Dunn	56	Executive Vice President, Regulatory Affairs and Risk Strategy	< 1

Board of Directors of the Company

The following is a list of the Board of Directors of the Company as of December 31, 2015, along with their principal occupation.

NAME	PRINCIPAL OCCUPATION

George A. Makris, Jr.	Chairman and Chief Executive Officer Simmons First National Corporation

David L. Bartlett(1)	President
Simmons First National Corporation

Jay D. Burchfield	Financial Services Executive (retired)

William E. Clark, II	Chairman and Chief Executive Officer
Clark Contractors, LLC

Steven A. Cossé	Chief Executive Officer (retired)
Murphy Oil Corporation

Mark C. Doramus	Chief Financial Officer
Stephens, Inc.

Edward Drilling	President
AT&T Arkansas

Eugene Hunt	Attorney
Hunt Law Firm

Christopher R. Kirkland	Principal
Anchor Investments, LLC

W. Scott McGeorge	President
Pine Bluff Sand and Gravel Company

Joe D. Porter	President
Akin Porter Produce, Inc.

Harry L. Ryburn	Orthodontist (retired)

Robert L. Shoptaw	Chairman of the Board
Arkansas black Cross and black Shield

(1)	On January 15, 2016, David L. Bartlett retired as President and Chief Banking Officer of the Company and as Director.

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

Subsidiary Bank

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

Following the regulatory realignment, the lead bank remained a national bank regulated by the OCC while the other affiliate banks became state member banks with the Arkansas State Bank Department as their primary regulator and the Federal Reserve as their federal regulator. Because of the overlap in footprint, during the fourth quarter of 2013 we merged Simmons First Bank of Northwest Arkansas into Simmons Bank in conjunction with our acquisition of Metropolitan, reducing the number of affiliate state member banks to six. During 2014 we consolidated six of our smaller subsidiary banks into Simmons Bank. After the subsidiary banks were merged into the lead bank, the OCC remained Simmons Bank’s primary regulator.

In January 2016 the board of directors for the Bank approved a recommendation to convert from a national bank charter to a state bank charter. We have started the application and exam process and expect the conversion to be completed in March of 2016.

The lending powers of our subsidiary bank are generally subject to certain restrictions, including the amount which may be lent to a single borrower.  Simmons Bank is a member of the FDIC, which provides insurance on deposits of each member bank up to applicable limits by the Deposit Insurance Fund.  For this protection, Simmons Bank pays a statutory assessment to the FDIC each year.

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

Risk-Weighted Capital Requirements for the Company and the Subsidiary Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.  A well-capitalized institution was one that had at least a 10% "total risk-based capital" ratio.

Effective January 1, 2015, the Company and the Bank became subject to new capital regulations (the “Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. Banks. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with all of the final rule’s requirements will be phased in over a multi-year schedule. For a tabular summary of our risk-weighted capital ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital" and Note 20, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

The final rules include a new common equity Tier 1 capital to risk-weighted assets (CET1) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

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

The Basel III Capital Rules expanded the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. The FDIC's prompt corrective action standards changed when these new capital regulations became effective. Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

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

The Dodd-Frank Act changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions.  The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits.  The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. If our bank subsidiary exceeds $10 billion in total assets, then it will become subject to the assessment rates assigned to larger banks which may result in higher deposit insurance premiums.

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

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

The previous economic downturn elevated unemployment levels and negatively impacted consumer confidence. It also had a detrimental impact on industry-wide performance nationally as well as the Company's market areas. Since 2013, improvement in several economic indicators have been noted, including increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels.

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

Risks Related to Our Business

Our concentration of banking activities in Arkansas, Kansas, Missouri and Tennessee, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular local markets in which we operate.

Our subsidiary bank operates primarily within the states of Arkansas, Kansas, Missouri and Tennessee, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these four states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states, in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in 2015 and 2014, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.28% of our average outstanding credit card balances for the year ended December 31, 2015, compared to 1.27% of the average outstanding balances for the year ended on December 31, 2014. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

We have historically employed, as important parts of our business strategy, growth through acquisition of banks and, to a lesser extent, through branch acquisitions and de novo branching. Any future acquisitions in which we might engage will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other risks:

•	credit risk associated with the acquired bank’s loans and investments;
•	difficulty of integrating operations and personnel; and
•	potential disruption of our ongoing business.

In addition to pursuing the acquisition of existing viable financial institutions as opportunities arise we may also continue to engage in de novo branching to further our growth strategy. De novo branching and growing through acquisition involve numerous risks, including the following:

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

We expect that competition for suitable acquisition candidates will be significant. We may compete with other banks or financial service companies that are seeking to acquire our acquisition candidates, many of which are larger competitors and have greater financial and other resources. We cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions. Further, we cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and de novo branching. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business and growth strategy and maintain or increase our market value and profitability.

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

Although we and our third party service providers devote significant resources to maintain and upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Despite our efforts and those of our third party service providers to ensure the integrity.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Kansas, Missouri and Tennessee.  The Company and Simmons Bank conduct financial operations from 149 branches, or “financial centers”, located in communities throughout Arkansas, Kansas, Missouri and Tennessee.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2015 and 2014.  Also set forth below are dividends declared per share in each of these periods:

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share
2015
1st quarter	$46.38	$35.72	$0.23
2nd quarter	48.36	42.41	0.23
3rd quarter	48.88	41.58	0.23
4th quarter	58.75	45.50	0.23

2014
1st quarter	$38.80	$32.01	$0.22
2nd quarter	43.22	34.62	0.22
3rd quarter	41.82	37.35	0.22
4th quarter	42.43	37.60	0.22

On February 3, 2016, the closing price for our common stock as reported on the NASDAQ was $42.41.  As of February 3, 2016, there were 1,716 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary bank, which is subject to restrictions tied to such institution’s earnings.  Under applicable banking laws, the declaration of dividends by Simmons Bank in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. At December 31, 2015, approximately $8.2 million was available for the payment of dividends by Simmons Bank without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 20, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made no purchases of its common stock during the three months ended or years ended December 31, 2015 and 2014. Under the current stock repurchase plan, we can repurchase an additional 154,136 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Bank Stock Index, the NASDAQ Composite Index and the S&P 500 Stock Index.  The graph assumes an investment of $100 on December 31, 2010 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Simmons First National Corporation	100.00	98.36	94.80	143.14	160.11	206.33
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
S&P500	100.00	102.11	118.45	156.82	178.28	180.75

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

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

	Years Ended December 31
(In thousands, except per share & other data)	2015	2014	2013	2012	2011

Income statement data:
Net interest income	$278,595	$171,064	$130,850	$113,517	$108,660
Provision for loan losses	9,022	7,245	4,118	4,140	11,676
Net interest income after provision for loan losses	269,573	163,819	126,732	109,377	96,984
Non-interest income	95,826	62,192	40,616	48,371	53,465
Non-interest expense	258,135	175,721	134,812	117,733	114,650
Income before taxes	107,264	50,290	32,536	40,015	35,799
Provision for income taxes	32,900	14,602	9,305	12,331	10,425
Net income	74,364	35,688	23,231	27,684	25,374
Preferred stock dividends	257	--	--	--	--
Net income	$74,107	$35,688	$23,231	$27,684	$25,374

Per share data:
Basic earnings	2.64	2.11	1.42	1.64	1.47
Diluted earnings	2.63	2.11	1.42	1.64	1.47
Diluted core earnings (non-GAAP) (1)	3.18	2.29	1.69	1.59	1.45
Book value	34.55	27.38	24.89	24.55	23.70
Tangible book value (non-GAAP) (2)	21.97	20.15	19.13	20.66	20.09
Dividends	0.92	0.88	0.84	0.80	0.76
Basic average common shares outstanding	28,083,796	16,878,766	16,339,335	16,908,904	17,309,488
Diluted average common shares outstanding	28,209,661	16,922,026	16,352,167	16,911,363	17,317,850

Balance sheet data at period end:
Assets	7,559,658	4,643,354	4,383,100	3,527,489	3,320,129
Investment securities	1,526,780	1,082,870	957,965	687,483	697,656
Total loans	4,919,355	2,736,634	2,404,935	1,922,119	1,737,844
Allowance for loan losses (excluding acquired loans) (3)	31,351	29,028	27,442	27,882	30,108
Goodwill & other intangible assets	380,923	130,621	93,501	64,365	62,184
Non-interest bearing deposits	1,280,234	889,260	718,438	576,655	532,259
Deposits	6,086,096	3,860,718	3,697,567	2,874,163	2,650,397
Long-term debt and other borrowings	162,289	114,682	117,090	89,441	89,898
Subordinated debt & trust preferred	60,570	20,620	20,620	20,620	30,930
Stockholders’ equity	1,076,855	494,319	403,832	406,062	407,911
Tangible stockholders’ equity (non GAAP) (2)	665,080	363,698	310,331	341,697	345,727

Capital ratios at period end:
Common stockholders’ equity to total assets	13.84%	10.65%	9.21%	11.51%	12.29%
Tangible common equity to tangible assets (non-GAAP) (4)	9.26%	8.06%	7.24%	9.87%	10.61%
Tier 1 leverage ratio	11.20%	8.77%	9.22%	10.81%	11.86%
Common equity Tier 1 risk-based ratio	14.21%	n/a	n/a	n/a	n/a
Tier 1 risk-based ratio	16.02%	13.43%	13.02%	19.08%	21.58%
Total risk-based capital ratio	16.72%	14.50%	14.10%	20.34%	22.83%
Dividend payout to common shareholders	34.98%	41.71%	59.15%	48.78%	51.70%

	Years Ended December 31
	2015	2014	2013	2012	2011

Annualized performance ratios:
Return on average assets	1.03%	0.80%	0.64%	0.83%	0.77%
Return on average equity	7.90%	8.11%	5.33%	6.77%	6.25%
Return on average tangible equity (non-GAAP) (2) (5)	12.53%	10.99%	6.36%	8.05%	7.54%
Net interest margin (6)	4.55%	4.47%	4.21%	3.93%	3.85%
Efficiency ratio (7)	59.08%	69.88%	71.28%	70.17%	67.86%

Balance sheet ratios: (8)
Nonperforming assets as a percentage of period-end assets	0.85%	1.25%	1.69%	1.29%	1.18%
Nonperforming loans as a percentage of period-end loans	0.58%	0.63%	0.53%	0.74%	1.02%
Nonperforming assets as a percentage of period-end loans & OREO	1.94%	2.76%	4.10%	2.74%	2.44%
Allowance to nonperforming loans	165.83%	223.31%	297.89%	231.62%	186.14%
Allowance for loan losses as a percentage of period-end loans	0.97%	1.41%	1.57%	1.71%	1.91%
Net charge-offs (recoveries) as a percentage of average loans	0.17%	0.30%	0.27%	0.40%	0.49%

Other data
Number of financial centers	149	109	131	92	84
Number of full time equivalent employees	1,946	1,338	1,343	1,068	1,083

(1)	Diluted core earnings (net income excluding nonrecurring items) is a non-GAAP measure. The following nonrecurring items were excluded in the calculation of diluted core earnings per share (non-GAAP). In 2015, the Company reported a $0.30 decrease in EPS from merger related costs primarily from its Community First, Liberty and Ozark Trust acquisitions, a $0.07 decrease in EPS for the closure of 12 underperforming branches, $0.05 EPS decrease related accelerated vesting on retirement agreements and $0.16 EPS decreased due to the termination of the FDIC loss-share agreements. Also in 2015, the Company recorded a $0.04 EPS increase from the sale of the Salina banking operations. In 2014, the Company reported a $0.27 decrease in EPS from merger related costs primarily from its Delta Trust acquisition, a $0.03 EPS decrease from change-in-control payments related to Delta Trust and a $0.02 EPS decrease from charter consolidation costs. Also in 2014, the Company recorded a $0.04 EPS increase from the sale of its merchant services business and a $0.10 EPS increase from the gains on sale of premises held for sale, net of the closing costs of the former branches. In 2013, the Company recorded a $0.25 decrease in EPS from merger related costs from its Metropolitan National Bank acquisition and a $0.02 decrease in EPS from the closing costs of 7 underperforming branches. In 2012, the Company recorded a $0.05 increase in EPS from the FDIC assisted transactions of Truman Bank and Excel Bank. In 2011, the Company recorded a $0.04 increase in EPS from the sale of MasterCard stock. Also in 2011, the Company recorded a $0.01 decrease in EPS from the closing cost of a branch and a $0.01 EPS decrease from merger related costs from an FDIC-assisted acquisition.
(2)	Because of our significant level of intangible assets, total goodwill and core deposit premiums, management believes a useful calculation for investors in their analysis of our Company is tangible book value per share (non-GAAP). This non-GAAP calculation eliminates the effect of goodwill and acquisition related intangible assets and is calculated by subtracting goodwill and intangible assets from total stockholders’ equity, and dividing the resulting number by the common stock outstanding at period end. The following table reflects the reconciliation of this non-GAAP measure to the GAAP presentation of book value for the periods presented above:

	Years Ended December 31
($ in thousands, except per share data)	2015	2014	2013	2012	2011

Common stockholders’ equity	$1,046,003	$494,319	$403,832	$406,062	$407,911
Less: Intangible assets
Goodwill	327,686	108,095	78,529	60,605	60,605
Other intangibles	53,237	22,526	14,972	3,760	1,579
Tangible common stockholders’ equity (non-GAAP)	$665,080	$363,698	$310,331	$341,697	$345,727

Book value per share	$34.55	$27.38	$24.89	$24.55	$23.70
Tangible book value per share (non-GAAP)	$21.97	$20.15	$19.13	$20.66	$20.09
Shares outstanding	30,278,432	18,052,488	16,226,256	16,542,778	17,212,317

(3)

Allowance for loan losses at December 31, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2015 and 2014 was $32,305,000 and $29,982,000, respectively.

(4)	Tangible common equity to tangible assets ratio is tangible stockholders’ equity (non-GAAP) divided by total assets less goodwill and other intangible assets as and for the periods ended presented above.

(5)	Return on average tangible equity is a non-GAAP measure that removes the effect of goodwill and intangible assets, as well as the amortization of intangibles, from the return on average equity. This non-GAAP measure is calculated as net income, adjusted for the tax-effected effect of intangibles, divided by average tangible equity.
(6)	Fully taxable equivalent (assuming an income tax rate of 39.225%).
(7)	The efficiency ratio is total non-interest expense less foreclosure expense and amortization of intangibles, divided by the sum of net interest income on a fully taxable equivalent basis plus total non-interest income less security gains, net of tax. For the year ended December 31, 2015, this calculation excludes merger related costs of $13.8 million from non-interest expense. For the year ended December 31, 2014, this calculation excludes merger related costs of $7.5 million from non-interest expense. For the year ended December 31, 2013, this calculation excludes merger related costs of $6.4 million from non-interest expense. For the year ended December 31, 2012, this calculation excludes the gain on FDIC-assisted transactions of $3.4 million from total non-interest income and excludes merger related costs of $1.9 million from non-interest expense. For the year ended December 31, 2011, this calculation excludes the $1.1 million gain on sale of MasterCard stock.
(8)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies & Estimates

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

For impaired loans accounted for under ASC Topic 310-30, we continue to estimate cash flows expected to be collected on purchased credit impaired loans. We evaluate at each balance sheet date whether the present value of our purchased credit impaired loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income. For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the purchased credit impaired loan.

Covered Loans and Related Indemnification Asset

During the third quarter of 2015, the Bank entered into an agreement with the FDIC to terminate all of its remaining loss-sharing agreements. As a result, all FDIC-acquired assets are now classified as non-covered. All acquired loans are recorded at their discounted net present value; therefore, they are excluded from the computations of the asset quality ratios for the legacy loan portfolio, except for their inclusion in total assets. Under the early termination, all rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, the FDIC made a net payment of $2,368,000 to Simmons Bank as consideration for the early termination of the loss share agreements. The early termination was recorded in our financial statements by removing the FDIC indemnification asset, receivable from FDIC, the FDIC true-up provision and recording a one-time, pre-tax charge of $7,476,000.

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

2015 Overview

Our net income for the year ended December 31, 2015 was $74.1 million and diluted earnings per share were $2.63, compared to net income of $35.7 million and $2.11 diluted earnings per share in 2014. Net income for both 2015 and 2014 included several significant nonrecurring items that impacted net income, mostly related to our acquisitions.  Excluding all nonrecurring items, core earnings for the year ended December 31, 2015 was $89.6 million, or $3.18 diluted core earnings per share, compared to $38.7 million, or $2.29 diluted core earnings per share in 2014.  Diluted core earnings per share increased by $0.89, or 38.9%. See Reconciliation of Non-GAAP Measures and Table 21 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

On February 27, 2015, we closed on the previously announced transactions to acquire Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“First State”) and Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank. Liberty Bank was subsequently merged into our lead bank, Simmons First National Bank (“Simmons Bank” or “the Bank”), on April 24, 2015 with a simultaneous systems conversion. First State was subsequently merged into Simmons Bank on September 4, 2015 with a simultaneous systems conversion.

On October 29, 2015, we completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks. Headquartered in Springfield, Missouri, Ozark Trust had over $1 billion in assets under management and provided a wide range of financial services for its clients.

These institutions have a rich history of providing exemplary customer service to the communities in which they have served. With the operational system conversions completed with Simmons Bank, we are able to provide customers with innovative products, exceptional customer service and convenience throughout the combined service area and across all lines of business products.

We are very pleased with the core earnings results in 2015. We reported record core earnings and record core earnings per share for 2015. As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits. Our focus continues to be improvement in core operating income.

We are also very pleased with the positive trends in our balance sheet, as reflected in our organic loan growth during the past year as well as our growth from acquisitions, which enabled us to produce a net interest margin of 4.55%.

Stockholders’ equity as of December 31, 2015 was $1.1 billion, book value per share was $34.55 and tangible book value per share was $21.97.  Our ratio of common stockholders’ equity to total assets was 13.8% and the ratio of tangible common stockholders’ equity to tangible assets was 9.3% at December 31, 2015. The Company’s Tier I leverage ratio of 11.2%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized”. See Table 18 – Risk-Based Capital for regulatory capital ratios.

During the third quarter of 2015, the Bank entered into an agreement with the FDIC to terminate all of its remaining loss-sharing agreements. As a result, all FDIC-acquired assets are now classified as non-covered. Under the early termination, all rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Total loans, including loans acquired, were $4.9 billion at December 31, 2015, an increase of $2.2 billion, or 80.5%, from the same period in 2014.  Acquired loans increased by $990 million, net of discounts, while legacy loans (all loans excluding acquired loans) grew $1.2 billion, or 58.1%. Excluding the $391 million in loan balances that migrated from acquired loans, legacy loans grew $801 million, or 41.0%. We are encouraged by the continued growth in our legacy loan portfolio throughout 2015. We have had very good legacy loan growth again this year, particularly from the new lenders we have attracted in our targeted growth markets. Their production has exceeded our expectations for 2014 and 2015.

We continue to have good asset quality. At December 31, 2015, the allowance for loan losses for legacy loans was $31.4 million, with an additional $1.0 million allowance for acquired loans. The loan discount credit mark was $55.7 million, for a total of $88.1 million of coverage. This equates to a total coverage ratio of 1.8% of gross loans. The ratio of credit mark and related allowance to acquired loans was 3.3%.

The Company’s allowance for loan losses on legacy loans as a percent of total loans was 0.97% at December 31, 2015.  In the legacy portfolio, non-performing loans equaled 0.58% of total loans. Non-performing assets were 0.85% of total assets.  The allowance for loan losses on legacy loans was 166% of non-performing loans.  The Company’s net charge-offs for 2015 were 0.24% of total loans.  Excluding credit cards, net charge-offs for 2015 were 0.16% of total loans.

Total assets were $7.6 billion at December 31, 2015 compared to $4.6 billion at December 31, 2014, an increase of $2.9 billion primarily due to the Community First and Liberty acquisitions.

Subsidiary Bank Consolidation

We completed the consolidation of our subsidiary banks into Simmons Bank, headquartered in Pine Bluff, Arkansas in August of 2014. The elimination of the separate bank charters increased the Company's efficiency and assisted us in more effectively meeting the increased regulatory burden currently facing banking institutions. There are many operational functions that we previously performed separately for each of our seven banks; with the consolidation, these tasks only need to be performed once.

We believe our customers have experienced a positive impact from this change. All of our banking and financial services continue to be available in the same locations as before the consolidation. Our local management and Community Boards of Directors are committed to maintaining our nearby and neighborly service and this change allowed them more opportunity to meet the needs of our customers and the communities we serve.

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

The FRB sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The FRB target for the Federal Funds rate, which is the cost to banks of immediately available overnight funds, had remained unchanged at 0.00% - 0.25% since December 2008. On December 16, 2015 the FRB did raise the target to 0.25% to 0.5%.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, had also remained unchanged at 3.25% since December 2008. Effective December 17, 2015 the prime interest rate increased to 3.5%.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  These historical percentages are consistent with our current interest rate sensitivity.

For the year ended December 31, 2015, net interest income on a fully taxable equivalent basis was $287.1 million, an increase of $109.2 million, or 61.4%, from the same period in 2014.  The increase in net interest income was the result of a $117.6 million increase in interest income and an $8.4 million increase in interest expense.

The increase in interest income primarily resulted from a $104.3 million increase in interest income on loans, consisting of legacy loans and acquired loans. The increase in loan volume during 2015 generated $118.2 million of additional interest income, while a 52 basis point decline in yield resulted in a $13.9 million decrease in interest income. The interest income increase from loan volume was primarily due to our Liberty and Community First acquisitions; however, a significant portion of the increase in loan interest income can be attributed to our legacy loan growth of $1.2 billion, or 58.1%, during 2015.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our acquired loans, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loans, and adjustments may or may not be required.  The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans.  For loans previously covered by FDIC loss sharing agreements, any increases in expected cash flows also reduced the amount of expected reimbursements under the loss-sharing agreements, which were recorded as indemnification assets.  The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss-sharing agreements or the remaining expected life of the loan pools, whichever was shorter, and were recorded in non-interest expense.

Our net interest margin was 4.55% for the year ended December 31, 2015, up 8 basis points from 2014. Our margin has been strengthened from the impact of the accretable yield adjustments discussed above. Also, the acquisition of loans, along with significant growth in our legacy loan portfolio, has allowed us to increase our level of higher yielding assets during 2015.

Our net interest margin was 4.47% and 4.21% for the years ended December 31, 2014 and 2013, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2015, 2014 and 2013, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2015 versus 2014 and 2014 versus 2013.

Table 1:	Analysis of Net Interest Income

(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2015	2014	2013

Interest income	$300,948	$185,035	$143,113
FTE adjustment	8,518	6,840	4,951

Interest income - FTE	309,466	191,875	148,064
Interest expense	22,353	13,971	12,263

Net interest income - FTE	$287,113	$177,904	$135,801

Yield on earning assets - FTE	4.91%	4.83%	4.59%
Cost of interest bearing liabilities	0.45%	0.44%	0.48%
Net interest spread - FTE	4.46%	4.39%	4.11%
Net interest margin - FTE	4.55%	4.47%	4.21%

Table 2:	Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2015 vs. 2014	2014 vs. 2013

Increase due to change in earning assets	$126,611	$39,750
(Decrease) increase due to change in earning asset yields	(9,020)	4,061
(Decrease) increase due to change in interest rates paid on interest bearing liabilities	(746)	1,163
Decrease due to change in interest bearing liabilities	(7,636)	(2,871)

Increase in net interest income	$109,209	$42,103

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2015.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:	Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2015			2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS

Earning assets:
Interest bearing balances due from banks	$298,544	$773	0.26	$388,045	$857	0.22	$470,651	$1,127	0.24
Federal funds sold	38,446	126	0.33	3,663	27	0.74	4,186	19	0.45
Investment securities - taxable	1,128,035	17,291	1.53	735,637	8,624	1.17	464,319	5,553	1.20
Investment securities - non-taxable	375,390	21,756	5.80	328,310	17,541	5.34	315,445	12,647	4.01
Mortgage loans held for sale	24,996	1,051	4.20	16,038	695	4.33	13,108	467	3.56
Assets held in trading accounts	6,481	18	0.28	6,938	17	0.25	8,607	29	0.34
Loans	4,434,074	268,451	6.05	2,497,272	164,114	6.57	1,947,778	128,222	6.58
Total interest earning assets	6,305,966	309,466	4.91	3,975,903	191,875	4.83	3,224,094	148,064	4.59
Non-earning assets	858,822			502,198			382,408

Total assets	$7,164,788			$4,478,101			$3,606,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$3,304,654	$7,794	0.24	$1,886,217	$3,057	0.16	$1,490,457	$2,461	0.17
Time deposits	1,344,762	7,454	0.55	1,040,979	6,022	0.58	859,913	5,938	0.69
Total interest bearing deposits	4,649,416	15,248	0.33	2,927,196	9,079	0.31	2,350,370	8,399	0.36

Federal funds purchased and securities sold under agreements to repurchase	113,881	236	0.21	110,644	269	0.24	93,574	219	0.23
Other borrowings	182,007	5,097	2.80	118,256	3,986	3.37	87,089	3,001	3.45
Subordinated debentures	55,554	1,772	3.19	20,620	637	3.09	20,620	644	3.12
Total interest bearing liabilities	5,000,858	22,353	0.45	3,176,716	13,971	0.44	2,551,653	12,263	0.48

Non-interest bearing liabilities:
Non-interest bearing deposits	1,133,951			820,490			588,374
Other liabilities	65,568			40,727			30,557
Total liabilities	6,200,377			4,037,933			3,170,584
Stockholders’ equity	964,411			440,168			435,918
Total liabilities and stockholders’ equity	$7,164,788			$4,478,101			$3,606,502
Net interest spread			4.46			4.39			4.11
Net interest margin		$287,113	4.55		$177,904	4.47		$135,801	4.21

Table 4:	Volume/Rate Analysis

	Years Ended December 31
	2015 over 2014			2014 over 2013
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$(217)	$133	$(84)	$(188)	$(82)	$(270)
Federal funds sold	122	(23)	99	(2)	10	8
Investment securities - taxable	5,498	3,169	8,667	3,183	(112)	3,071
Investment securities - non-taxable	2,649	1,566	4,215	535	4,359	4,894
Mortgage loans held for sale	377	(21)	356	116	112	228
Assets held in trading accounts	(1)	2	1	(5)	(7)	(12)
Loans (including loans acquired)	118,183	(13,846)	104,337	36,111	(219)	35,892
Total	126,611	(9,020)	117,591	39,750	4,061	43,811

Interest expense
Interest bearing transaction and savings accounts	2,951	1,786	4,737	642	(46)	596
Time deposits	1,692	(260)	1,432	1,135	(1,051)	84
Federal funds purchased and securities sold under agreements to repurchase	8	(41)	(33)	42	8	50
Other borrowings	1,872	(761)	1,111	1,052	(67)	985
Subordinated debentures	1,113	22	1,135	--	(7)	(7)
Total	7,636	746	8,382	2,871	(1,163)	1,708
Increase (decrease) in net interest income	$118,975	$(9,766)	$109,209	$36,879	$5,224	$42,103

Provision for Loan Losses

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period's earnings in order to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio.  The level of provision to the allowance is based on management's judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience.  It is management's practice to review the allowance on a monthly basis and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for loan losses for 2015, 2014 and 2013, was $9.0 million, $7.2 million and $4.1 million, respectively. The increase in the provision level was primarily due to our growing legacy portfolio, as well as to the migration of acquired loans previously protected by a credit mark, with no allowance, into our legacy portfolio, thus requiring coverage by the allowance. See Allowance for Loan Losses section for additional information.

Non-Interest Income

Total non-interest income was $95.8 million in 2015, compared to $62.2 million in 2014 and $40.6 million in 2013. Non-interest income for 2015 increased $33.6 million, or 54.0%, from 2014.

Net loss on assets covered by FDIC loss share agreements decreased by $5.5 million in 2015 when compared to 2014 due to the early termination of the loss share agreements in September 2015.

A gain of $2.1 million was recorded on the sale of the banking operations located in Salina, Kansas consisting of three branches that occurred in August 2015. Included in the sale were $5.3 million in loans and $77.8 million in deposits.

During 2015 we recorded net gain of $153,000 on the sale of several branch locations as part of our ongoing branch right sizing strategy. During 2014 we recognized pre-tax net gains of $7.8 million from the sale of several branch locations. These branches were closed in March 2014 as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan. We are very pleased with the market demand for our former branch facilities, allowing us to negotiate quick sales on the majority of these non-earning assets during 2015 and 2014.

We also recorded a $1.0 million gain from the sale of our merchant services business during the second quarter of 2014. The sale of this service business became necessary as the chip technology in debit and credit cards came to fruition. The new contract we have with our vendor serves to eliminate most of our risk while providing our customers with service and support from experts in their field. While our revenue from these services will decline, so will our support expenses. We believe that by selling our merchant services and entering into a third-party contract we have mitigated our risk with a neutral financial impact.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the years ended December 31, 2015, 2014 and 2013, respectively, as well as changes in 2015 from 2014 and in 2014 from 2013.

Table 5:	Non-Interest Income

	Years Ended December 31			Change from		Change from
(In thousands)	2015	2014	2013	2014		2013

Trust income	$9,261	$7,111	$5,842	$2,150	30.23%	$1,269	21.72%
Service charges on deposit accounts	30,985	25,650	18,815	5,335	20.80	6,835	36.33
Other service charges and fees	9,921	3,574	2,997	6,347	177.59	577	19.25
Mortgage lending income	11,452	5,342	4,592	6,110	114.38	750	16.33
Investment banking income	2,590	1,070	1,811	1,520	142.06	(741)	-40.92
Debit and credit card fees	26,660	22,866	17,833	3,794	16.59	5,033	28.22
Bank owned life insurance income	2,680	1,843	1,319	837	45.42	524	39.73
Gain on sale of banking operations	2,110	--	--	2,110	100.00	--	--
Net (loss) on assets covered by FDIC loss share agreements	(14,812)	(20,316)	(16,188)	5,504	-27.09	(4,128)	25.50
Net gain on sale of premises held for sale	153	7,780	--	(7,627)	-98.03	7,780	100.00
Other income	14,519	7,264	3,746	7,255	99.88	3,518	93.91
Gain (loss) on sale of securities	307	8	(151)	299	3,737.50	159	-105.30
Total non-interest income	$95,826	$62,192	$40,616	$33,634	54.08%	$21,576	53.12%

Recurring fee income (service charges, trust fee and debit and credit card fees) for 2015 was $76.8 million, an increase of $17.6 million, or 29.7%, when compared with the 2014 amounts. Service charges on deposits accounts increased $5.3 million, or 20.8%. The majority of these increases were due to the additions of accounts from the Delta Trust, Community First and Liberty acquisitions. Debit and credit card fees increased $3.8 million, or 16.6%, due to higher transaction volume driven by the acquisitions.

Trust income increased by $2.2 million, or 30.2%, due primarily to the Delta Trust and Ozarks Trust acquisitions and supported by growth in our existing personal trust and investor management client base.

Recurring fee income for 2014 was $59.2 million, an increase of $13.7 million, or 30.2%, when compared with the 2013 amounts. Service charges on deposits accounts increased $6.8 million due primarily to fees on accounts added through the acquisitions of Metropolitan and Delta Trust. Debit and credit card fees increased $5.0 million due primarily to a higher volume of debit and credit card transactions.

Mortgage lending income increased by $6.1 million, or 114.4%, in 2015 compared to 2014, primarily related to the increased market areas and additional lenders and customers as a result of the Delta Trust, Community First and Liberty acquisitions. Mortgage lending income increased by $750,000, or 16.3%, in 2014 compared to 2013, as the mortgage market improved significantly during the last half of 2014, following significant decreases in the previous quarters of 2014, when compared to 2013.

Investment banking income increased by $1.5 million, or 142.1%, in 2015 compared to 2014 due primarily to the addition of the retail investment banking operation of Delta Trust. Investment banking income decreased by $741,000, or 40.9%, in 2014 compared to 2013 primarily due to an industry-wide decline in dealer-bank activities.

Net loss on assets covered by FDIC loss share agreements in 2015 included the $7.5 million expense related to the termination of the loss share agreements. This expense was partially offset by a $2.1 million decrease in the indemnification asset. With the September 2015 termination of the loss-sharing agreements the amortization of the indemnification asset was eliminated.

Net loss on assets covered by FDIC loss share agreements increased by $4.1 million in 2014 compared to 2013. Due to the increase in cash flows that were expected to be collected from the FDIC-covered loan portfolios, an additional $2.2 million of amortization, a reduction of non-interest income, was recorded during 2014 as compared to 2013, related to reductions of expected reimbursements under the loss-sharing agreements with the FDIC, which were recorded as indemnification assets. Income from the normal accretion of the FDIC indemnification assets, net of amortization of the FDIC true-up liability, decreased by $1.2 million from the previous year.

Other non-interest income for 2015 increased by $7.3 million from 2014. The increase was primarily due to increased gains on sale of foreclosed assets and recoveries on loans that were charged off prior to acquisition. The remaining increases were the result of the increased income as a result of the Community First and Liberty transactions. Other non-interest income for 2014 increased by $3.5 million from 2013, primarily due to increased gains on sale of foreclosed assets and recoveries on loans that were charged off prior to acquisition.

We recorded $307,000 in net realized gains on sale of securities during 2015 compared to $8,000 in net realized gains on sale of securities during 2014.

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

Non-interest expense for 2015 was $258.1 million, an increase of $82.4 million or 46.9%, from 2014. This increase includes approximately $13.8 million of merger related costs during 2015 for our acquisitions of Community First, Liberty and Ozark Trust. Also included in non-interest expense are merger related costs of $7.5 million in 2014, primarily attributed to the acquisition of Delta Trust and costs that carried over into 2014 from the 2013 acquisition of Metropolitan.

We recorded $3.3 million in branch rightsizing costs during 2015, primarily associated with the closure and maintenance of twelve underperforming branches as part of our branch right sizing initiative. Due to the close proximity of the closed branches with other Simmons Bank branches, customers will not be negatively impacted by the closings. We also incurred $2.2 million of costs related to early termination agreements in 2015.

Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense increased $75.9 million, or 46.6%, in 2015 from 2014, primarily due to the incremental operating expenses of the acquired Community First, Liberty and Ozark Trust locations. See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items.

Non-interest expense for 2014 was $175.7 million, an increase of $40.9 million, or 30.4%, from 2013. This increase includes approximately $7.5 million of merger related costs during 2014 for our acquisition of Delta Trust and costs that carried over into 2014 from our 2013 acquisition of Metropolitan. During 2014 we completed our charter consolidation and incurred $0.6 million of charter consolidation costs related to systems conversions. We also closed 27 branches as part of our branch right sizing strategy and incurred $4.7 million in right sizing costs. Also included in non-interest expense are merger related costs of $6.4 million in 2013 related to Metropolitan. Normalizing for the nonrecurring merger related costs, change-in-control payments, branch right sizing expenses and charter consolidation costs, non-interest expense increased $34.2 million, or 26.8% in 2014 from 2013, primarily due to the incremental operating expenses of the acquired Metropolitan and Delta Trust locations. See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items.

Salaries and employee benefits increased to $139.4 million in 2015 from $89.2 million in 2014, an increase of $50.2 million, or 56.3%. Occupancy expense increased to $16.9 million in 2015 from $12.8 million in 2014, an increase of $4.0 million, or 31.4%. Furniture and fixture expense increased to $14.4 million in 2015 from $9.3 million in 2014, an increase of $5.0 million, or 53.9%. These increases, along with the increases in several other operating expense categories, were a result of the Community First, Liberty and Ozark Trust acquisitions.

Deposit insurance expense during 2015 increased to $4.2 million from $3.4 million in 2014, an increase of $0.8 million, or 25.2%. Deposit insurance expense during 2014 increased to $3.4 million from $2.5 million in 2013, an increase of $0.9 million, or 35.1%. These increases are directly attributable to our growth in total assets.

Amortization of intangibles recorded for the years ended December 31, 2015, 2014 and 2013, was $4.9 million, $2.0 million and $0.6 million, respectively. The current year increase is the result of core deposit intangible and other intangible assets recorded as the result of the Community First and Liberty acquisitions and a full year of amortization expense related to the core deposit intangible from the Delta acquisition. The Company’s estimated amortization expense for each of the following five years is: 2016 – $5.815 million; 2017 – $5.815 million; 2018 – $5.711 million; 2019 – $5.401 million; and 2020 – $5.389 million. The estimated amortization expense decreases as intangible assets fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2015, 2014 and 2013, respectively, as well as changes in 2015 from 2014 and in 2014 from 2013.

Table 6:	Non-Interest Expense

	Years Ended December 31			Change from		Change from
(In thousands)	2015	2014	2013	2014		2013

Salaries and employee benefits	$139,408	$89,210	$74,078	$50,198	56.27%	$15,132	20.43%
Occupancy expense, net	16,858	12,833	10,034	4,025	31.36	2,799	27.90
Furniture and equipment expense	14,352	9,325	7,623	5,027	53.91	1,702	22.33
Other real estate and foreclosure expense	4,861	4,507	1,337	354	7.85	3,170	237.10
Deposit insurance	4,201	3,354	2,482	847	25.25	872	35.13
Merger related costs	13,760	7,470	6,376	6,290	84.20	1,094	17.16
Other operating expenses
Professional services	9,583	7,516	4,473	2,067	27.50	3,043	68.03
Postage	4,219	3,383	2,531	836	24.71	852	33.66
Telephone	4,817	2,957	2,323	1,860	62.90	634	27.29
Credit card expenses	9,157	8,699	6,869	458	5.26	1,830	26.64
Operating supplies	2,395	1,964	1,511	431	21.95	453	29.98
Amortization of intangibles	4,889	1,979	600	2,910	147.04	1,379	229.83
Branch right sizing expense	3,297	4,721	641	(1,424)	-30.16	4,080	636.51
Other expense	26,338	17,803	13,934	8,535	47.94	3,869	27.77
Total non-interest expense	$258,135	$175,721	$134,812	$82,414	46.90%	$40,909	30.35%

Income Taxes

The provision for income taxes for 2015 was $32.9 million, compared to $14.6 million in 2014 and $9.3 million in 2013. The effective income tax rates for the years ended 2015, 2014 and 2013 were 30.7%, 29.0% and 28.6%, respectively.

Loan Portfolio

Our legacy loan portfolio, excluding loans acquired, averaged $2.518 billion during 2015 and $1.866 billion during 2014. As of December 31, 2015, total loans, excluding loans acquired, were $3.246 billion, compared to $2.054 billion on December 31, 2014, an increase of $1.193 billion, or 58.1%. This organic loan growth in 2015 represents a significant improvement over recent years. This marks the fourth consecutive year that we have seen annual growth in our legacy loan portfolio. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2014 to December 31, 2015 included $391 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of December 31, 2015. Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 41.0% rate during 2015.

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $385.7 million at December 31, 2015, or 11.9% of total loans, compared to $288.8 million, or 14.1% of total loans at December 31, 2014. The increase is primarily driven by growth in our consumer installment loans during the last half of 2015. During the second quarter of 2014 we sold substantially our entire student loan portfolio at par, and are now completely out of the student loan business.

The credit card portfolio balance at December 31, 2015, decreased by $8.1 million, or 4.4%, when compared to the same period in 2014. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $2.205 billion at December 31, 2015, or 67.9% of total loans, compared to $1.352 billion, or 65.8% of total loans at December 31, 2014, an increase of $852.7 million, or 63.1%. Our construction and development (“C&D”) loans increased by $97.8 million, or 53.73%, single family residential loans increased by $240.6 million, or 52.8%, and commercial real estate (“CRE”) loans increased by $514.3 million, or 72.0%. We believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix. Our C&D loans represent 8.6% of our loan portfolio and CRE loans (excluding C&D) represent 37.9% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of non-real estate loans related to businesses and agricultural loans. Commercial loans were $648.7 million at December 31, 2015, or 20.0% of total loans, compared to the $407.5 million, or 19.8% of total loans at December 31, 2014, an increase of $241.2 million, or 59.2%.

The continued decline in the market price of oil since 2014 has affected banks with high loan exposure to oil and gas companies across the U.S. The negative outlook for a near-term oil price recovery could further worsen the credit quality of such energy loans resulting in an increase in energy related reserves and loan losses. We believe it is important to note that we have no significant concentrations in our loan portfolio of oil and gas industry related companies.

Table 7 reflects the legacy loan portfolio, excluding loans acquired.

Table 7:	Loan Portfolio

	Years Ended December 31
(In thousands)	2015	2014	2013	2012	2011

Consumer
Credit cards	$177,288	$185,380	$184,935	$185,536	$189,970
Student loans	--	--	25,906	34,145	47,419
Other consumer	208,380	103,402	98,851	105,319	109,211
Total consumer	385,668	288,782	309,692	325,000	346,600
Real Estate
Construction	279,740	181,968	146,458	138,132	109,825
Single family residential	696,180	455,563	392,285	356,907	355,094
Other commercial	1,229,072	714,797	626,333	568,166	536,372
Total real estate	2,204,992	1,352,328	1,165,076	1,063,205	1,001,291
Commercial
Commercial	500,116	291,820	164,329	141,336	141,422
Agricultural	148,563	115,658	98,886	93,805	85,728
Total commercial	648,679	407,478	263,215	235,141	227,150
Other	7,115	5,133	4,655	5,167	4,728
Total loans, excluding loans acquired, before allowance for loan losses	$3,246,454	$2,053,721	$1,742,638	$1,628,513	$1,579,769

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

On September 30, 2013, we acquired a $9.8 million credit card portfolio for a premium of $1.3 million.

On September 14, 2012, the Company acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Truman in an FDIC-assisted transaction that generated a pre-tax bargain-purchase gain of $1.1 million.  On October 19, 2012, the Company acquired certain assets and assumed certain deposits and other liabilities of Excel in an FDIC-assisted transaction that generated a pre-tax purchase gain of $2.3 million. Loans comprise the majority of the assets acquired.  The majority of the loans acquired, along with the majority of the foreclosed assets acquired, were subject to loss share agreements with the FDIC whereby Simmons Bank was indemnified against 80% of losses.

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

Table 8 reflects the carrying value of all acquired loans:

Table 8:	Loans Acquired

	Years Ended December 31
(In thousands)	2015	2014	2013	2012	2011

Consumer
Credit cards	$--	$--	$8,116	$--	$--
Other consumer	75,606	8,514	15,242	1,847	23
Total consumer	75,606	8,514	23,358	1,847	23
Real Estate
Construction	77,119	46,911	29,936	19,172	23,515
Single family residential	501,002	175,970	87,861	90,795	26,825
Other commercial	854,068	390,877	449,285	160,148	102,198
Total real estate	1,432,189	613,758	567,082	270,115	152,538
Commercial
Commercial	154,533	56,134	71,857	18,950	5,514
Agricultural	10,573	4,507	--	2,694	--
Total commercial	165,106	60,641	71,857	21,644	5,514
Total loans acquired (1)	$1,672,901	$682,913	$662,297	$293,606	$158,075

_____________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at December 31, 2015 and 2014.

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

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in 2015. During 2015, we recorded $736,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2015. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

Table 9 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2015.

Table 9:	Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$87,354	$353,773	$20,147	$461,274
Real estate	898,639	2,048,344	690,197	3,637,180
Commercial	423,482	338,427	51,876	813,785
Other	2,897	3,108	1,111	7,116

Total	$1,412,372	$2,743,652	$763,331	$4,919,355

Predetermined rate	$1,090,454	$2,367,374	$460,503	$3,918,331
Floating rate	321,918	376,278	302,828	1,001,024

Total	$1,412,372	$2,743,652	$763,331	$4,919,355

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

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $5.9 million from December 31, 2014, to December 31, 2015.  Foreclosed assets held for sale (legacy and acquired, not covered) decreased by $36,000. During 2015, $6.1 million of previously closed branch buildings and land was reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties. This increase was partially offset by the reduction in other foreclosed assets of $6.0 million. Under ASC Topic 360, there is a one year maximum holding period to classify premises as held for sale. Nonaccrual loans increased by $5.7 million during 2015, primarily CRE loans. We remain aggressive in the identification, quantification and resolution of problem loans.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $16.2 million from December 31, 2013, to December 31, 2014.  Total non-performing loans increased by $3.8 million from December 31, 2013 to December 31, 2014, while foreclosed assets held for sale, excluding all acquired foreclosed assets, decreased by $19.9 million during the period as we were able to rid ourselves of several significant non-performing assets through liquidation in 2014.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance increased to $5.6 million at December 31, 2015, compared to $3.2 million at December 31, 2014 primarily related to two larger CRE loans.  The majority of our TDRs are in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 0.97% as of December 31, 2015.  Non-performing loans equaled 0.58% of total loans.  Non-performing assets were 0.85% of total assets.  The allowance for loan losses was 166% of non-performing loans.  Our net charge-offs to total loans for 2015 were 0.24%.  Excluding credit cards, the net charge-offs to total loans were 0.16%.  Net credit card charge-offs to total credit card loans for 2015 were 1.28%, compared to 1.27% in 2014.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired and excluding other real estate covered by FDIC loss share agreements).

Table 10:	Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2015	2014	2013	2012	2011

Nonaccrual loans (1)	$17,714	$12,038	$6,261	$9,123	$12,907
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	--	--	2,264	2,234	2,483
Other loans	1,191	961	687	681	785
Total loans past due 90 days or more	1,191	961	2,951	2,915	3,268
Total non-performing loans	18,905	12,999	9,212	12,038	16,175

Other non-performing assets:
Foreclosed assets held for sale	44,820	44,856	64,820	33,352	22,887
Other non-performing assets	211	97	75	221	--
Total other non-performing assets	45,031	44,953	64,895	33,573	22,887

Total non-performing assets	$63,936	$57,952	$74,107	$45,611	$39,062

Performing TDRs	$3,031	$2,233	$9,497	$11,015	$11,391

Allowance for loan losses to non-performing loans	166%	223%	298%	232%	186%
Non-performing loans to total loans	0.58	0.63	0.53	0.74	1.02
Non-performing loans to total loans (excluding government guaranteed student loans) (2)	0.58	0.63	0.40	0.60	0.87
Non-performing assets to total assets (3)	0.85	1.25	1.69	1.29	1.18
Non-performing assets to total assets (excluding government guaranteed student loans) (2) (3)	0.85	1.25	1.64	1.23	1.10

(1)	Includes nonaccrual TDRs of approximately $2.5 million, $1.0 million, $0.7 million, $3.1 million and $5.2 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(2)	Student loans past due 90 days or more are included in non-performing loans. Student loans are guaranteed by the federal government and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.
(3)	Excludes all loans acquired and excludes other real estate acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2015, 2014 and 2013.

At December 31, 2015, impaired loans, net of government guarantees and acquired loans, were $18.2 million compared to $14.7 million at December 31, 2014.  On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11:	Allowance for Loan Losses

(In thousands)	2015	2014	2013	2012	2011

Balance, beginning of year	$29,028	$27,442	$27,882	$30,108	$26,416

Loans charged off
Credit card	3,107	3,188	3,263	3,516	4,703
Other consumer	1,672	1,638	1,561	1,198	1,890
Real estate	1,580	2,684	1,628	4,095	3,165
Commercial	1,415	1,044	382	543	1,411
Total loans charged off	7,774	8,554	6,834	9,352	11,169

Recoveries of loans previously charged off
Credit card	890	896	901	858	979
Other consumer	538	470	591	575	604
Real estate	203	1,566	592	1,383	981
Commercial	180	326	192	170	621
Total recoveries	1,811	3,258	2,276	2,986	3,185
Net loans charged off	5,963	5,296	4,558	6,366	7,984
Provision for loan losses (1)	8,286	6,882	4,118	4,140	11,676

Balance, end of year(2)	$31,351	$29,028	$27,442	$27,882	$30,108

Net charge-offs to average loans (3)	0.24%	0.30%	0.27%	0.40%	0.49%
Allowance for loan losses to period-end loans (3)	0.97%	1.41%	1.57%	1.71%	1.91%
Allowance for loan losses to net charge-offs (3)	525.76%	548.11%	602.06%	438.05%	377.10%

(1)	Provision for loan losses of $736,000 attributable to loans acquired, was excluded from this table for 2015 (total year-to-date provision for loan losses is $9,022,000). The $736,000 was subsequently charged-off, resulting in no increase in the allowance related to loans acquired. Provision for loan losses of $363,000 attributable to acquired loans, covered by FDIC loss share, was excluded from this table for the year ended December 31, 2014 (total provision for loan losses for the year ended December 31, 2014 is $7,245,000).
(2)	Allowance for loan losses at December 31, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2015 and 2014 was $32,305,000 and $29,982,000, respectively.
(3)	Excludes all acquired loans.

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

Table 12:	Allocation of Allowance for Loan Losses

	December 31
	2015		2014		2013		2012		2011
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,893	5.5%	$5,445	9.1%	$5,430	10.6%	$7,211	11.4%	$5,513	12.0%
Other consumer	1,853	6.4%	1,427	5.0%	1,758	7.2%	1,574	8.6%	1,638	9.9%
Real estate	19,522	67.9%	15,161	65.9%	16,885	66.9%	15,453	65.3%	10,117	63.4%
Commercial	5,985	20.0%	6,962	19.8%	3,205	15.1%	3,446	14.4%	2,063	14.4%
Other	98	0.2%	33	0.2%	164	0.2%	198	0.3%	209	0.3%
Unallocated	--		--		--		--		10,568

Total (2)	$31,351	100.0%	$29,028	100.0%	$27,442	100.0%	$27,882	100.0%	$30,108	100.0%

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at December 31, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2015 and 2014 was $32,305,000 and $29,982,000, respectively.

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

Held-to-maturity and available-for-sale investment securities were $705.4 million and $821.4 million, respectively, at December 31, 2015, compared to the held-to-maturity amount of $777.6 million and available-for-sale amount of $305.3 million at December 31, 2014.

As of December 31, 2015, $237.1 million, or 33.6%, of the held-to-maturity securities were invested in obligations of U.S. government agencies, 97.0% of which will mature in less than five years.  In the available-for-sale securities, $124.2 million, or 15.1%, were in U.S. Treasury and U.S. government agency securities, 90.5% of which will mature in less than five years.

In order to reduce our income tax burden, $440.1 million, or 62.5%, of the held-to-maturity securities portfolio, as of December 31, 2015, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was $9.9 million invested in tax-exempt obligations of state and political subdivisions.  A significant portion of the state and political subdivision debt obligations are non-rated bonds and represent relatively small Arkansas, Kansas, Illinois, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2015.

We had approximately $24.8 million, or 3.5% of the held-to-maturity portfolio invested in mortgaged-backed securities at December 31, 2015.  In the available-for-sale securities, approximately $647.4 million, or 78.8% were invested in mortgaged-backed securities.  Investments with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2015, the held-to-maturity investment portfolio had gross unrealized gains of $9.8 million and gross unrealized losses of $1.8 million.

We had $350,000 of gross realized gains and $43,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2015. We had $199,000 of gross realized gains and $191,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2014. As part of the acquisition strategy related to Truman and Excel, we liquidated the acquired mortgage-backed securities, resulting in $193,000 of net realized losses during 2013.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Furthermore, as of December 31, 2015, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2015, management believes the impairments detailed in the table below are temporary.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13:	Investment Securities

	Years Ended December 31
	2015				2014
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Government agencies	$237,139	$582	$(1,395)	$236,326	$418,914	$929	$(4,055)	$415,788
Mortgage-backed securities	24,774	86	(290)	24,570	29,743	56	(411)	29,388
State and political subdivisions	440,676	9,138	(123)	449,691	328,310	7,000	(573)	334,737
Other securities	2,784	--	--	2,784	620	--	--	620

Total	$705,373	$9,806	$(1,808)	$713,371	$777,587	$7,985	$(5,039)	$780,533

Available-for-Sale

U.S. Treasury	$4,000	$--	$(6)	$3,994	$4,000	$1	$(9)	$3,992
U.S. Government agencies	121,017	118	(898)	120,237	275,381	15	(2,580)	272,816
Mortgage-backed securities	650,619	937	(4,130)	647,426	1,579	--	(7)	1,572
State and political subdivisions	9,762	112	--	9,874	6,536	7	(3)	6,540
Other securities	40,394	420	(938)	39,876	19,985	386	(8)	20,363

Total	$825,792	$1,587	$(5,972)	$821,407	$307,481	$409	$(2,607)	$305,283

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2015, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 39.225% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14:	Maturity Distribution of Investment Securities

	December 31, 2015
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Government agencies	$8,029	$222,111	$6,999	$--	$--	$237,139	$238,054	$236,326
Mortgage-backed securities	--	--	--	--	24,774	24,774	25,047	24,570
State and political subdivisions	20,710	92,626	120,763	206,577	--	440,676	437,729	449,691
Other securities	--	328	33	2,423	--	2,784	2,824	2,784

Total	$28,739	$315,065	$127,795	$209,000	$24,774	$705,373	$703,654	$713,371

Percentage of total	4.1%	44.7%	18.1%	29.6%	3.5%	100.0%

Weighted average yield	1.5%	1.5%	2.9%	3.4%	2.2%	2.3%

Available-for-Sale
U.S. Government agencies	$22,500	$86,887	$8,700	$2,930	$--	$121,017	$121,280	$120,237
U.S. Government treasury	4,000	--	--	--	--	4,000	4,000	3,994
Mortgage-backed securities	--	--	--	--	650,619	650,619	632,896	647,426
State and political subdivisions	1,631	924	4,774	2,433	--	9,762	9,505	9,874
Other securities	412	1,100	253	--	38,629	40,394	40,257	39,876

Total	$28,543	$88,911	$13,727	$5,363	$689,248	$825,792	$807,938	$821,407

Percentage of total	3.5%	10.8%	1.6%	0.6%	83.5%	100.0%

Weighted average yield	0.5%	1.3%	2.4%	1.2%	2.2%	2.0%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 149 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2015, core deposits comprised 89.7% of our total deposits.

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

Our total deposits as of December 31, 2015 were $6.086 billion, an increase of $2.225 billion, or 57.6%, from $3.861 billion at December 31, 2014.  The increase in deposits is due primarily to the First State and Liberty Bank acquisitions. We have also continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2015.  Non-interest bearing transaction accounts increased $391.0 million to $1.3 billion at December 31, 2015, compared to $889.3 million at December 31, 2014.  Interest bearing transaction and savings accounts were $3.486 billion at December 31, 2015, a $1.5 billion increase compared to $2.006 billion on December 31, 2014.  Total time deposits increased approximately $354.8 million to $1.320 billion at December 31, 2015, from $965.2 million at December 31, 2014.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $1.4 million and $7.4 million of brokered deposits at December 31, 2015 and 2014, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2015.

Table 15:	Average Deposit Balances and Rates

	December 31
	2015		2014		2013
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing transaction accounts	$1,133,951	--	$820,490	--	$588,374	--
Interest bearing transaction and savings deposits	3,304,654	0.24%	1,886,217	0.16%	1,490,457	0.17%
Time deposits
$100,000 or more	511,105	0.62%	470,798	0.66%	372,830	0.72%
Other time deposits	833,657	0.52%	570,181	0.51%	487,083	0.67%

Total	$5,783,367	0.26%	$3,747,686	0.24%	$2,938,744	0.29%

The Company's maturities of large denomination time deposits at December 31, 2015 and 2014 are presented in table 16.

Table 16:	Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2015		2014
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$138,605	22.2%	$122,008	28.1%
Over 3 months to 6 months	127,481	20.4%	76,613	17.6%
Over 6 months to 12 months	98,506	15.7%	108,591	25.0%
Over 12 months	261,163	41.7%	127,085	29.3%

Total	$625,755	100.0%	$434,297	100.0%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $99.4 million at December 31, 2015, as compared to $110.6 million at December 31, 2014.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $222.9 million and $135.3 million at December 31, 2015 and 2014, respectively.  The outstanding balance for December 31, 2015 includes $40.0 million in FHLB short-term advances.

The outstanding long-term debt balance for December 31, 2015 includes $70.0 million in FHLB long-term advances, $52.3 million in notes payable and $60.6 million of trust preferred securities.  The outstanding long-term debt balance for December 31, 2014 includes $71.6 million in FHLB long-term advances, $43.1 million in notes payable and $20.6 million of trust preferred securities.

During October 2015, we borrowed $52.3 million from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020. We used $36 million of this borrowing to refinance the debt issued during the fourth quarter of 2013.

The additional increase in debt was a result of our Community First and Liberty acquisitions and the assumption of the debt from those entities.

Aggregate annual maturities of debt at December 31, 2015 are presented in table 17.

Table 17:	Maturities of Debt

(In thousands)	Year	Annual Maturities
	2016	$65,926
	2017	14,798
	2018	26,016
	2019	7,645
	2020	36,381
	Thereafter	72,093
	Total	$222,859

Capital

Overview

At December 31, 2015, total capital reached $1.077 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2015, our common equity to asset ratio was 13.8% compared to 10.6% at year-end 2014. The increase is primarily a result of increased earnings, organic and from the Community First, Liberty and Ozark Trust acquisitions.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”). The preferred stock is held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualifies as Tier 1 capital and will pay quarterly dividends.  The rate will remain fixed at 1% through February 18, 2016, at which time it will convert to a fixed rate of 9%. On January 29, 2016, the Company redeemed all of the Simmons Series A Preferred Stock, including accrued and unpaid dividends.

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

We had no stock repurchases during 2014 or 2015.

Cash Dividends

We declared cash dividends on our common stock of $0.92 per share for the twelve months ended December 31, 2015, compared to $0.88 per share for the twelve months ended December 31, 2014.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.  See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2015, we meet all capital adequacy requirements to which we are subject.

As of the most recent notification from regulatory agencies, the subsidiaries were well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

Our risk-based capital ratios at December 31, 2015 and 2014 are presented in table 18 below:

Table 18:	Risk-Based Capital

	December 31
(In thousands, except ratios)	2015	2014

Tier 1 capital
Stockholders’ equity	$1,076,855	$494,319
Trust preferred securities	60,570	20,000
Goodwill and other intangible assets	(331,931)	(112,545)
Unrealized gain on available-for-sale securities, net of income taxes	2,665	1,336

Total Tier 1 capital	808,159	403,110

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	--	2
Qualifying allowance for loan losses	35,068	32,073

Total Tier 2 capital	35,068	32,075

Total risk-based capital	$843,227	$435,185

Risk weighted assets	$5,044,453	$3,002,270

Ratios at end of year
Common equity Tier 1 ratio (CET1)	14.21%	N/A
Tier 1 leverage ratio	11.20%	8.77%
Tier 1 risk-based capital ratio	16.02%	13.43%
Total risk-based capital ratio	16.72%	14.50%
Minimum guidelines
Common equity Tier 1 ratio (CET1)	4.50%	N/A
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	4.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Common equity Tier 1 ratio (CET1)	6.50%	N/A
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	6.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of December 31, 2015, the Company and Simmons Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2015, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

Operating lease obligations entered into by the Company are generally associated with the operation of a few of our financial centers located throughout the states of Arkansas, Kansas, Missouri and Tennessee.  Our financial obligation on these locations is considered immaterial due to the limited number of financial centers that operate under an agreement of this type.  Historically, we have purchased all of our automated teller machines (“ATMs”) and depreciated them over their estimated lives.  In December 2012, we entered into a five-year operating lease agreement with our service provider to replace and maintain all outdated ATMs and the related operating software.

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

The funding requirements of the Company's most significant financial commitments at December 31, 2015 are shown in table 19.

Table 19:	Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$25,926	$48,459	$38,083	$70,391	$182,859
ATM lease commitments	1,342	2,684	1,678	--	5,704
Credit card loan commitments	497,961	--	--	--	497,961
Other loan commitments	805,673	--	--	--	805,673
Letters of credit	23,515	--	--	--	23,515

Reconciliation of Non-GAAP Measures

We have $380.9 million and $130.6 million total goodwill and other intangible assets for the periods ended December 31, 2015 and December 31, 2014, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).  This non-GAAP calculation for the twelve months ended December 31, 2015, 2014, 2013, 2012 and 2011, which is similar to the GAAP calculation of return on average stockholders’ equity, is presented in table 20.

Table 20:	Return on Tangible Equity

(In thousands, except ratios)	2015	2014	2013	2012	2011

Twelve months ended

Return on average common stockholders’ equity: (A/C)	7.90%	8.11%	5.33%	6.77%	6.25%
Return on average common tangible equity - (non-GAAP): (A+B)/(C-D)	12.53%	10.99%	6.36%	8.05%	7.54%

(A) Net income	$74,107	$35,688	$23,231	$27,684	$25,374
(B) Amortization of intangibles, net of taxes	2,972	1,203	365	212	537
(C) Average common stockholders' equity	938,521	440,168	435,918	409,187	406,093
(D) Average goodwill and other intangible assets	323,237	104,498	64,709	62,499	62,631

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

During 2015, we recorded after-tax merger related costs of $8.4 million, primarily related to the Community First, Liberty and Ozark Trust acquisitions, resulting in a nonrecurring charge of $0.30 to diluted earnings per share. During the second quarter of 2015 we incurred $1.9 million in after-tax branch right sizing costs in relation to the closure of twelve underperforming branches, resulting in a nonrecurring charge of $0.07 to diluted earnings per share. Also during 2015, we recognized $1.3 million in net after-tax gains from the sale of our Salina banking operations contributing $0.04 to diluted earnings per share.

During the third quarter of 2015, we entered terminated the loss-share agreements with the FDIC and incurred $4.5 million after tax one-time charge expense which resulted in a decrease of $0.16 to diluted earnings per share. We incurred after-tax costs of $1.3 for early termination agreement during the year, resulting in a nonrecurring charge of $0.05 to diluted earnings per share.

During 2014, we recorded after-tax merger related costs of $4.5 million, primarily related to the Delta Trust acquisition, resulting in a nonrecurring charge of $0.27 to diluted earnings per share. During the first quarter of 2014, we closed eleven legacy Simmons Bank branches as part of the initial branch right sizing strategy of the Metropolitan acquisition. Our total after-tax cost of branch right sizing was $2.9 million in 2014, resulting in a nonrecurring charge of $0.17 to diluted earnings per share. Also during 2014 we recognized $4.7 million in net after-tax gains from the sale of former branch locations, primarily the legacy Simmons Bank and acquired Metropolitan closures, contributing $0.27 to diluted earnings per share.

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

See table 21 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 21:	Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2015	2014	2013	2012	2011

Twelve months ended

Net Income	$74,107	$35,688	$23,231	$27,684	$25,374
Nonrecurring items
Accelerated vesting on retirement agreements	2,209	--	--	--	--
Gain on sale of MasterCard stock	--	--	--	--	(1,132)
Gain on sale of merchant services	--	(1,000)
Gain on sale of banking operations	(2,110)	--	--	--	--
Gain on FDIC-assisted transactions	--	--	--	(3,411)	--
Loss on FDIC loss-share termination	7,476	--	--	--	--
Merger related costs	13,760	7,470	6,376	1,896	357
Change-in-control payments	--	885	--	--	--
Loss (gain) from sale of securities	--	--	193	--	--
FHLB prepayment penalties	--	--	--	175	--
Branch right sizing	3,144	(3,059)	641	--	141
Charter consolidation costs	--	652	--	--	--
Tax effect (39.225%) (1)	(8,964)	(1,929)	(2,829)	526	248
Net nonrecurring items	15,515	3,019	4,381	(814)	(386)
Core earnings (non-GAAP)	$89,622	$38,707	$27,612	$26,870	$24,988

Diluted earnings per share	$2.63	$2.11	$1.42	$1.64	$1.47
Nonrecurring items
Accelerated vesting on retirement agreements	0.08
Gain on sale of MasterCard stock	--	--	--	--	(0.07)
Gain on sale of merchant services	--	(0.06)	--	--	--
Gain on sale of banking operations	(0.07)
Gain on FDIC-assisted transactions	--	--	--	(0.21)	--
Loss on FDIC loss-share termination	0.27
Merger related costs	0.49	0.44	0.39	0.12	0.02
Change-in-control payments	--	0.05	--	--	--
Loss (gain) from sale of securities	--	--	0.01	--	--
FHLB prepayment penalties	--	--	--	0.01	--
Branch right sizing	0.11	(0.16)	0.04	--	0.01
Charter consolidation costs	--	0.04	--	--	--
Tax effect (39.225%) (1)	(0.33)	(0.13)	(0.17)	0.03	0.02
Net nonrecurring items	0.55	0.18	0.27	(0.05)	(0.02)
Diluted core earnings per share (non-GAAP)	$3.18	$2.29	$1.69	$1.59	$1.45

(1)	Effective tax rate of 39.225%, adjusted for non-deductible merger-related costs.

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 22.

Table 22:	Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2015
Net interest income	$52,962	$73,207	$78,676	$73,750	$278,595
Provision for loan losses	1,171	3,006	1,615	3,230	9,022
Non-interest income	18,498	25,309	23,149	28,870	95,826
Non-interest expense	57,372	65,164	67,572	68,027	258,135
Net income available to common shareholders	8,709	20,018	21,598	23,782	74,107
Basic earnings per share	0.39	0.67	0.72	0.79	2.64
Diluted earnings per share	0.39	0.67	0.72	0.78	2.63

2014
Net interest income	$41,545	$40,428	$41,772	$47,319	$171,064
Provision for loan losses	908	1,602	1,128	3,607	7,245
Non-interest income	9,198	15,388	16,035	21,571	62,192
Net income available to common shareholders	44,551	39,842	44,354	46,974	175,721
Net income	4,352	9,908	8,788	12,640	35,688
Basic earnings per share	0.27	0.60	0.52	0.72	2.11
Diluted earnings per share	0.27	0.60	0.52	0.72	2.11

(1)	EPS are computed independently for each quarter and therefore the sum of each quarterly EPS may not equal the year-to-date EPS. As a result of the large stock issuances during 2015 as part of the Company’s acquisitions, the computed independent quarterly average common shares outstanding and the computed year-to-date average common shares differ significantly. The difference is based on the direct result of the varying denominator for each period presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in Simmons Bank, its subsidiary bank, and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2015, undivided profits of Simmons Bank were approximately $228.7 million, of which approximately $8.2 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of the subsidiary bank monitor these same indicators and make adjustments as needed. At December 31, 2015, Simmons Bank and total corporate liquidity remains strong.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and the Bank have approximately $230 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds we test these borrowing lines at least annually.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our network of financial centers throughout Arkansas, Kansas, Missouri and Tennessee. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, Simmons Bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $965 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 54% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

Fifth, we have a network of correspondent banks from which we can access debt to meet liquidity needs, as was demonstrated by the $52.3 million of unsecured debt issued in the fourth quarter of 2015.

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

As of December 31, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variance in net interest income of -0.52% and -0.98%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -0.44% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of December 31, 2015 is considered remote given current interest rate levels and recent rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2015.

Table 23:	Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	-0.98%
Up 100 basis points	-0.52%
Down 100 basis points	-0.44%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 52 hereof.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated February 29, 2016, expressed an unqualified opinion thereon.

BKD, LLP /s/ BKD, LLP

Little Rock, Arkansas

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2015.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2015, and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP /s/ BKD, LLP

Little Rock, Arkansas

February 29, 2016

Simmons First National Corporation

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share data)	2015	2014

ASSETS
Cash and non-interest bearing balances due from banks	$97,656	$54,347
Interest bearing balances due from banks	154,606	281,562
Cash and cash equivalents	252,262	335,909
Interest bearing balances due from banks – time	14,107	--
Investment securities:
Held-to-maturity	705,373	777,587
Available-for-sale	821,407	305,283
Total investments	1,526,780	1,082,870
Mortgage loans held for sale	30,265	21,265
Assets held in trading accounts	4,422	6,987
Loans:
Legacy loans	3,246,454	2,053,721
Allowance for loan losses	(31,351)	(29,028)
Loans acquired, not covered by FDIC loss share (net of discount and allowance)	1,672,901	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance)	--	106,933
Net loans	4,888,004	2,707,606
FDIC indemnification asset	--	22,663
Premises and equipment	193,618	122,246
Premises held for sale	923	6,846
Foreclosed assets not covered by FDIC loss share	44,820	44,856
Foreclosed assets covered by FDIC loss share	--	11,793
Interest receivable	25,793	16,774
Bank owned life insurance	131,536	77,592
Goodwill	327,686	108,095
Other intangible assets	53,237	22,526
Other assets	66,205	55,326
Total assets	$7,559,658	$4,643,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,280,234	$889,260
Interest bearing transaction accounts and savings deposits	3,485,845	2,006,271
Time deposits	1,320,017	965,187
Total deposits	6,086,096	3,860,718
Federal funds purchased and securities sold under agreements to repurchase	99,398	110,586
Long-term debt and other borrowings	162,289	114,682
Subordinated debentures	60,570	20,620
Accrued interest and other liabilities	74,450	42,429
Total liabilities	6,482,803	4,149,035

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at December 31, 2015	30,852	--
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 30,278,432 and 18,052,488 shares issued and outstanding at December 31, 2015 and 2014, respectively	303	181
Surplus	662,378	156,568
Undivided profits	385,987	338,906
Accumulated other comprehensive loss	(2,665)	(1,336)
Total stockholders’ equity	1,076,855	494,319
Total liabilities and stockholders’ equity	$7,559,658	$4,643,354

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except per share data)	2015	2014	2013

INTEREST INCOME
Loans	$268,367	$164,082	$128,171
Federal funds sold	126	27	19
Investment securities	30,613	19,357	13,300
Mortgage loans held for sale	1,051	695	467
Assets held in trading accounts	18	17	29
Interest bearing balances due from banks	773	857	1,127
TOTAL INTEREST INCOME	300,948	185,035	143,113

INTEREST EXPENSE
Deposits	15,248	9,079	8,399
Federal funds purchased and securities sold under agreements to repurchase	236	269	219
Other borrowings	5,097	3,986	3,001
Subordinated debentures	1,772	637	644
TOTAL INTEREST EXPENSE	22,353	13,971	12,263

NET INTEREST INCOME	278,595	171,064	130,850
Provision for loan losses	9,022	7,245	4,118

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	269,573	163,819	126,732

NON-INTEREST INCOME
Trust income	9,261	7,111	5,842
Service charges on deposit accounts	30,985	25,650	18,815
Other service charges and fees	9,921	3,574	2,997
Mortgage lending income	11,452	5,342	4,592
Investment banking income	2,590	1,070	1,811
Debit and credit card fees	26,660	22,866	17,833
Bank owned life insurance income	2,680	1,843	1,319
Gain (loss) on sale of securities, net	307	8	(151)
Net (loss) gain on assets covered by FDIC loss share agreements	(14,812)	(20,316)	(16,188)
Other income	16,782	15,044	3,746
TOTAL NON-INTEREST INCOME	95,826	62,192	40,616

NON-INTEREST EXPENSE
Salaries and employee benefits	139,408	89,210	74,078
Occupancy expense, net	16,858	12,833	10,034
Furniture and equipment expense	14,352	9,325	7,623
Other real estate and foreclosure expense	4,861	4,507	1,337
Deposit insurance	4,201	3,354	2,482
Merger related costs	13,760	7,470	6,376
Other operating expenses	64,695	49,022	32,882
TOTAL NON-INTEREST EXPENSE	258,135	175,721	134,812

INCOME BEFORE INCOME TAXES	107,264	50,290	32,536
Provision for income taxes	32,900	14,602	9,305

NET INCOME	74,364	35,688	23,231
Preferred stock dividends	257	--	--
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$74,107	$35,688	$23,231
BASIC EARNINGS PER SHARE	$2.64	$2.11	$1.42
DILUTED EARNINGS PER SHARE	$2.63	$2.11	$1.42

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013

NET INCOME	$74,364	$35,688	$23,231

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(1,880)	2,749	(5,513)
Less: Reclassification adjustment for realized gains (losses) included in net income	307	8	(151)
Other comprehensive (loss) income, before tax effect	(2,187)	2,741	(5,362)
Less: Tax effect of other comprehensive (loss) income	(858)	1,075	(2,103)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,329)	1,666	(3,259)

COMPREHENSIVE INCOME	$73,035	$37,354	$19,972

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013

OPERATING ACTIVITIES
Net income	$74,364	$35,688	$23,231
Items not requiring (providing) cash:
Depreciation and amortization	13,654	7,933	6,127
Provision for loan losses	9,022	7,245	4,118
(Gain) loss on sale of available-for-sale securities	(307)	(8)	151
Net (accretion) of investment securities and assets not covered by FDIC loss share	(32,933)	(8,711)	(1,233)
Net amortization on borrowings	375	--	--
Stock-based compensation expense	4,018	1,423	1,417
Net accretion on assets covered by FDIC loss share	(2,709)	(1,497)	(5,878)
Loss (gain) on sale of premises and equipment, net of impairment	2,339	(4,630)	--
Deferred income taxes	13,599	(9,029)	(4,618)
FDIC loss share indemnification loss	7,476	--	--
Gain on sale of banking operation	(2,110)	--	--
Bank owned life insurance income	(2,680)	(1,843)	(1,319)
Changes in:
Interest receivable	713	359	(1,097)
Mortgage loans held for sale	(9,000)	(11,771)	15,873
Assets held in trading accounts	2,565	1,991	(2,754)
Other assets	5,453	(17,313)	6,047
Accrued interest and other liabilities	1,393	6,511	(3,032)
Income taxes payable	3,466	5,272	(944)
Net cash provided by operating activities	88,698	11,620	36,089
INVESTING ACTIVITIES
Net originations of loans not covered by FDIC loss share	(301,323)	(83,825)	(90,977)
Net collections of loans covered by FDIC loss share	23,646	55,361	78,305
Decrease in due from banks - time	10,879	--	--
Proceeds from sale of student loans	--	22,136	--
(Purchases) proceeds from sale of premises and equipment, net	(9,094)	18,762	(4,772)
Proceeds from sale of foreclosed assets held for sale	36,649	26,900	18,832
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	2,858	14,328	16,274
Proceeds from sale of available-for-sale securities	32,007	20,609	44,662
Proceeds from maturities of available-for-sale securities	435,438	194,423	165,606
Purchases of available-for-sale securities	(445,281)	(265,835)	(89,986)
Proceeds from maturities of held-to-maturity securities	281,120	403,186	112,359
Purchases of held-to-maturity securities	(59,486)	(413,020)	(273,924)
Purchases of bank owned life insurance	(12,143)	(7,826)	(7,000)
Settlement of FDIC loss share agreements	2,368	--	--
Cash received on FDIC loss share	3,980	15,700	14,530
Purchases of credit card loans	--	--	(10,999)
Cash paid on sale of banking operations, net of cash received	(68,273)	--	--
Cash received in business combinations, net of cash paid	197,029	11,343	35,485
Net cash provided by investing activities	130,374	12,242	8,395
FINANCING ACTIVITIES
Net change in deposits	(107,633)	(192,211)	(14,103)
Dividends paid on preferred stock	(257)	--	--
Dividends paid on common stock	(27,026)	(15,359)	(13,707)
Net change in other borrowed funds	(143,914)	(13,385)	(8,988)
Net change in federal funds purchased and securities sold under agreements to repurchase	(27,418)	(8,401)	3,809
Net shares issued under stock compensation plans	3,529	2,023	936
Repurchase of common stock	--	--	(10,848)
Net cash used in financing activities	(302,719)	(227,333)	(42,901)
(DECREASE) INCREASE IN CASH EQUIVALENTS	(83,647)	(203,471)	1,583
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	335,909	539,380	537,797
CASH AND CASH EQUIVALENTS, END OF YEAR	$252,262	$335,909	$539,380

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2012	$--	$165	$96,587	$257	$309,053	$406,062
Comprehensive income:
Net income	--	--	--	--	23,231	23,231
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($2,103)	--	--	--	(3,259)	--	(3,259)
Comprehensive income	--					19,972
Stock issued as bonus shares – 75,006 shares	--	1	228	--	--	229
Vesting bonus shares, net of forfeitures – (829 shares)	--	--	1,390	--	--	1,390
Stock issued for employee stock purchase plan – 5,244 shares	--	--	126	--	--	126
Exercise of stock options – 24,290 shares	--	--	604	--	--	604
Stock granted under stock-based compensation plans	--	--	27	--	--	27
Securities exchanged under stock option plan – (669 shares)	--	--	(23)	--	--	(23)
Repurchase of common stock – (419,564 shares)	--	(4)	(10,844)	--	--	(10,848)
Cash dividends – $0.84 per share	--	--	--	--	(13,707)	(13,707)

Balance, December 31, 2013	--	162	88,095	(3,002)	318,577	403,832
Comprehensive income:
Net income	--	--	--	--	35,688	35,688
Change in unrealized appreciation on available-for-sale securities, net of income taxes of $1,075	--	--	--	1,666	--	1,666
Comprehensive income						37,354
Stock issued as bonus shares – 133,880 shares	--	1	441	--	--	442
Vesting bonus shares, net of forfeitures – (1,560 shares)	--	--	1,423	--	--	1,423
Stock issued for employee stock purchase plan – 4,897 shares	--	--	118	--	--	118
Exercise of stock options – 64,720 shares	--	2	1,674	--	--	1,676
Securities exchanged under stock option plan – (5,220 shares)	--	--	(213)	--	--	(213)
Stock issued for Delta Trust & Bank acquisition – 1,629,515 shares	--	16	65,030	--	--	65,046
Cash dividends – $0.88 per share	--	--	--	--	(15,359)	(15,359)

Balance, December 31, 2014	--	181	156,568	(1,336)	338,906	494,319
Comprehensive income:
Net income	--	--	--	--	74,364	74,364
Change in unrealized appreciation on available-for-sale securities, net of income taxes of ($858)	--	--	--	(1,329)	--	(1,329)
Comprehensive income						73,035
Stock issued as bonus shares – 95,520 shares	--	1	1,832	--	--	1,833
Vesting bonus shares, net of forfeitures – (16,664 shares)	--	--	2,552	--	--	2,552
Stock issued for employee stock purchase plan – 6,528 shares	--	--	226	--	--	226
Exercise of stock options – 71,368 shares	--	1	1,611	--	--	1,612
Stock granted under stock-based compensation plans	--	--	1,466	--	--	1,466
Securities exchanged under stock option plan – (4,350 shares)	--	--	(142)	--	--	(142)
Stock issued for Community First acquisition – 30,852 preferred shares; 6,552,915 common shares	30,852	65	268,277	--	--	299,194
Stock issued for Liberty acquisition – 5,181,337 common shares	--	52	212,124	--	--	212,176
Stock issued for Ozark Trust acquisition – 339,290 common shares	--	3	17,864	--	--	17,867
Dividends on preferred stock	--	--	--	--	(257)	(257)
Dividends on common stock – $0.92 per share	--	--	--	--	(27,026)	(27,026)

Balance, December 31, 2015	$30,852	$303	$662,378	$(2,665)	$385,987	$1,076,855

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Notes to Consolidated Financial Statements

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (the “Company”) is primarily engaged in providing a full range of banking services to individual and corporate customers through its subsidiaries and their branch banks with offices in Arkansas, Kansas, Missouri and Tennessee.  The Company is subject to competition from other financial institutions.  The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments

The Company is organized on a regional basis upon which management makes decisions regarding how to allocate resources and assess performance.  Each of the regions provides a group of similar community banking services, including such products and services as loans; time deposits, checking and savings accounts; personal and corporate trust services; credit cards; investment management; insurance; and securities and investment services. Loan products include consumer, real estate, commercial, agricultural, equipment and SBA lending. The individual bank regions have similar operating and economic characteristics and have been reported as one aggregated operating segment.

The Company also considers its trust, investment and insurance services to be operating segments. Information on these segments is not reported separately since they do not meet the quantitative thresholds under ASC Topic 280-10-50-12.

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Typically, the Company delivers the mortgage loans within a few days after the loans are funded.  These commitments are derivative instruments and their fair values at December 31, 2015 and 2014 are not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

For impaired loans accounted for under ASC Topic 310-30, the Company continues to estimate cash flows expected to be collected on these loans. The Company evaluates at each balance sheet date whether the present value of the loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the loan.

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

Bank Owned Life Insurance

The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. The appreciation in the cash surrender value of the policies is recognized as a component of non-interest income in the Company’s consolidated statements of income.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into limited fair value hedges.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the swaps was $61.3 million at December 31, 2015, and $14.6 million at December 31, 2014.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2015	2014	2013

Net income available to common shareholders	$74,107	$35,688	$23,231

Average common shares outstanding	28,084	16,879	16,339
Average potential dilutive common shares	126	43	13
Average diluted common shares	28,210	16,922	16,352

Basic earnings per share	$2.64	$2.11	$1.42
Diluted earnings per share	$2.63	$2.11	$1.42

Stock options to purchase 84,780 shares for the year ended December 31, 2013 were not included in the earnings per share calculation because the exercise price exceeded the average market price. There were no such shares for the years ended December 31, 2015 and 2014.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 13, Employee Benefit Plans.

Subsequent Events

As part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”). The preferred stock is held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury. On January 29, 2016, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

On February 19, 2016, the trust and fiduciary business operations of Simmons First Trust Company, N.A., a wholly-owned subsidiary of Simmons Bank, were merged into Simmons Bank.

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

Prior to the acquisition, Liberty conducted banking business from 24 branches located in southwest Missouri. Including the effects of the purchase accounting adjustments, the Company acquired approximately $1.1 billion in assets, approximately $780.7 million in loans including loan discounts and approximately $874.7 million in deposits. The Company completed the systems conversion and merged LB into Simmons First National Bank (“Simmons Bank” or the “Bank”) on April 24, 2015.

Goodwill of $95.2 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the southwest Missouri market and the Company believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Liberty transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Liberty	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks, including time deposits	$102,637	$(14)	$102,623
Federal funds sold	7,060	--	7,060
Investment securities	99,123	(335)	98,788
Loans acquired, not covered by FDIC loss share	790,493	(9,835)	780,658
Allowance for loan losses	(10,422)	10,422	--
Premises and equipment	34,239	(3,215)	31,024
Bank owned life insurance	16,972	--	16,972
Core deposit intangible	699	13,857	14,556
Other intangibles	3,063	(3,063)	--
Other assets	17,703	(3,112)	14,591
Total assets acquired	$1,061,567	$4,705	$1,066,272

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$146,618	$--	$146,618
Interest bearing transaction accounts and savings deposits	543,183	--	543,183
Time deposits	184,913	--	184,913
Total deposits	874,714	--	874,714
FHLB borrowings	46,128	223	46,351
Subordinated debentures	20,620	(510)	20,110
Accrued interest and other liabilities	7,828	300	8,128
Total liabilities assumed	949,290	13	949,303
Equity	112,277	(112,277)	--
Total equity assumed	112,277	(112,277)	--
Total liabilities and equity assumed	$1,061,567	$(112,264)	$949,303
Net assets acquired			116,969
Purchase price			212,176
Goodwill			$95,207

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

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $95.2 million.

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

During 2015 the Company finalized its analysis of the acquired loans and subordinated debentures along with the other acquired assets and assumed liabilities.

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

Goodwill of $110.4 million was recorded as a result of the transaction. The merger allowed the Company’s entrance into the Tennessee market and will serve as a launching platform for possible expansion into adjacent areas. The Company believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions. Further the Company believes it can benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market. This combination of factors gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Community First transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Community First	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$39,848	$--	$39,848
Federal funds sold	76,508	--	76,508
Investment securities	570,199	(3,381)	566,818
Loans acquired, not covered by FDIC loss share	1,163,398	(26,855)	1,136,543
Allowance for loan losses	(14,635)	14,635	--
Foreclosed assets not covered by FDIC loss share	747	--	747
Premises and equipment	44,837	(2,794)	42,043
Bank owned life insurance	22,149	--	22,149
Goodwill	100	(100)	--
Core deposit intangible	--	11,273	11,273
Other intangibles	--	420	420
Deferred tax asset	3,700	3,538	7,238
Other assets	11,474	--	11,474
Total assets acquired	$1,918,325	$(3,264)	$1,915,061

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$103,825	$--	$103,825
Interest bearing transaction accounts and savings deposits	995,207	--	995,207
Time deposits	436,181	849	437,030
Total deposits	1,535,213	849	1,536,062
Federal funds purchased and securities sold under agreement to repurchase	16,230	--	16,230
FHLB borrowings	143,047	674	143,721
Subordinated debentures	21,754	(840)	20,914
Accrued interest and other liabilities	8,769	601	9,370
Total liabilities assumed	1,725,013	1,284	1,726,297
Equity	193,312	(193,312)	--
Total equity assumed	193,312	(193,312)	--
Total liabilities and equity assumed	$1,918,325	$(192,028)	$1,726,297
Net assets acquired			188,764
Purchase price			299,204
Goodwill			$110,440

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

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $110.4 million. Goodwill established prior to the acquisition was written off.

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

During 2015 the Company finalized its analysis of the acquired loans and subordinated debentures along with the other acquired assets and assumed liabilities.

The Company’s operating results for 2015 include the operating results of the acquired assets and assumed liabilities of Community First subsequent to the acquisition date.

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the years ended December 31, 2015 and 2014 gives effect to the Liberty and Community First acquisitions as if the acquisitions had occurred on January 1, 2014. Pro forma earnings for the year ended December 31, 2015 were adjusted to exclude $7.4 million of acquisition-related costs, net of tax, incurred by Simmons during 2015. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Years Ended December 31
(In thousands, except per share data)	2015	2014
Revenue (1)	$395,959	$390,606
Net income	$85,773	$64,166
Earnings per share	$2.68	$2.24

_________________________________________

(1)	Net interest income plus noninterest income.

Consolidated year-to-date 2015 results included approximately $46.0 million of revenue and $24.2 million of net income attributable to the Liberty acquisition and $77.3 million of revenue and $33.3 million of net income attributable to the Community First acquisition.

Ozark Trust & Investment Corporation

On October 29, 2015, Simmons First National Corporation completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), headquartered in Springfield, Missouri, including its wholly-owned non-deposit trust company, Trust Company of the Ozarks (“TCO”). Simmons issued 339,290 shares of its common stock valued at approximately $17.9 million as of October 29, 2015, plus $5.8 million in cash in exchange for all outstanding shares of Ozark Trust common stock.

Prior to the acquisition, Ozark Trust had over $1 billion in assets under management. The Company owned 1,000 shares of Ozark Trust’s common stock, which it acquired through its acquisition of Liberty in February 2015. The purchase price is allocated among the net assets of Ozark Trust acquired as appropriate, with the remaining balance being reported as goodwill.

A summary, at fair value, of the assets acquired and liabilities assumed in the Ozark Trust transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Ozark Trust	Fair Value Adjustments	Fair Value

Assets Acquired
Cash	$1,756	$--	$1,756
Investment securities	241	--	241
Premises and equipment	1,126	418	1,544
Other intangibles	--	9,733	9,733
Other assets	752	--	752
Total assets acquired	$3,875	$10,151	$14,026

Liabilities Assumed
Deferred tax liability	63	3,982	4,045
Accrued and other liabilities	302	--	302
Total liabilities assumed	365	3,982	4,347
Equity	3,510	(3,510)	--
Total equity assumed	3,510	(3,510)	--
Total liabilities and equity assumed	$3,875	$472	$4,347
Net assets acquired			9,679
Purchase price			23,623
Goodwill			$13,944

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Ozark Trust acquisition above.

Cash– The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities –. The carrying amount of these assets was deemed to be a reasonable estimate of fair value.

Premises and equipment – Premises and equipment were acquired with an adjustment to fair value, which represents the difference between the Company’s current analysis of property values completed in connection with the acquisition and book value acquired.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill, of $13.9 million.

Other intangibles – These intangible assets represent the value of the relationships that Ozark Trust had with their customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach.

Other assets – . The carrying amount of these assets was deemed to be a reasonable estimate of fair value.

Deferred tax liability – The deferred tax liability is based on 39.225% of fair value adjustments related to the acquired assets and assumed liabilities and on a calculation of future tax benefits. The Company also recorded Ozark Trust’s remaining deferred tax assets and liabilities as of the acquisition date.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. Management will continue to review the estimated fair values and to evaluate the assumed tax positions. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction over the next few months, within one year of the acquisition. Therefore, adjustments to the estimated amounts and carrying values may occur.

The Company’s operating results for 2015 include the operating results of the acquired assets and assumed liabilities of Ozark Trust subsequent to the acquisition date. This acquisition is not considered significant to the Company’s financial statements, and thus no proforma information is presented.

Delta Trust & Banking Corporation

On August 31, 2014, Simmons First National Corporation completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), headquartered in Little Rock, Arkansas, including its wholly-owned bank subsidiary Delta Trust & Bank (“DTB”). Simmons issued 1,629,515 shares of its common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Delta Trust transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Delta Trust	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$13,739	$--	$13,739
Investment securities	62,410	(37)	62,373
Loans acquired, not covered by FDIC loss share	326,829	(15,149)	311,680
Allowance for loan losses	(6,008)	6,008	--
Foreclosed assets not covered by FDIC loss share	3,262	(1,471)	1,791
Premises and equipment	4,405	(433)	3,972
Bank owned life insurance	7,530	--	7,530
Goodwill	822	(822)	--
Core deposit intangible	--	4,318	4,318
Other intangibles	137	5,003	5,140
Deferred tax asset	1,859	558	2,417
Other assets	5,807	(1,381)	4,426
Total assets acquired	$420,792	$(3,406)	$417,386

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$63,259	$--	$63,259
Interest bearing transaction accounts and savings deposits	200,596	--	200,596
Time deposits	91,507	--	91,507
Total deposits	355,362	--	355,362
Fed funds purchased	11,100	--	11,100
Other borrowings	11,106	(129)	10,977
Accrued interest and other liabilities	1,528	--	1,528
Total liabilities assumed	379,096	(129)	378,967
Equity	41,696	(41,696)	--
Total equity assumed	41,696	(41,696)	--
Total liabilities and equity assumed	$420,792	$(41,825)	$378,967
Net assets acquired			38,419
Purchase price			67,441
Goodwill			$29,022

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

During 2015 the Company finalized its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction.

The Company’s operating results for 2015 and 2014 include the operating results of the acquired assets and assumed liabilities of Delta Trust subsequent to the acquisition date. This acquisition is not considered significant to the Company’s financial statements, and thus no proforma information is presented.

Metropolitan National Bank

On November 25, 2013, Simmons First National Corporation completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”), with its principal office located in Little Rock, Arkansas, pursuant to a Stock Purchase Agreement between the Company and Rogers Bancshares, Inc. (“RBI”), in which the Company purchased all the stock of Metropolitan for $53.6 million in cash. The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code. As part of the acquisition, Metropolitan was merged into Simmons Bank. The Company recorded $6.6 million of pre-tax merger costs related to the acquisition.

Prior to the acquisition, Metropolitan conducted banking business from 45 branches located in central and northwest Arkansas. Including the effects of the purchase accounting adjustments, the Company acquired approximately $884 million in assets, approximately $457 million in loans, net of discounts, and $838 million of deposits.

A summary, at fair value, of the assets acquired and liabilities assumed in the Metropolitan transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from RBI	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$12,026	$--	$12,026
Interest bearing balances due from banks	77,059	--	77,059
Investment securities	235,160	(2,259)	232,901
Loans acquired, not covered by FDIC loss share	494,839	(37,467)	457,372
Allowance for loan losses	(19,025)	19,025	--
Foreclosed assets not covered by FDIC loss share	64,397	(21,455)	42,942
Premises and equipment	74,753	(22,575)	52,178
Core deposit intangible	--	9,844	9,844
Deferred tax asset	--	30,699	30,699
Other assets	5,646	(1,327)	4,319
Total assets acquired	944,855	(25,515)	919,340

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	150,259	--	150,259
Interest bearing transaction accounts and savings deposits	341,410	--	341,410
Time deposits	345,326	512	345,838
Total deposits	836,995	512	837,507
Fed funds purchased and other borrowings	36,637	--	36,637
Accrued interest and other liabilities	9,443	77	9,520
Total liabilities assumed	883,075	589	883,664
Equity	61,780	(61,780)	--
Total equity assumed	61,780	(61,780)	--
Total liabilities and equity assumed	$944,855	$(61,191)	$883,664
Net assets acquired			35,676
Purchase price			53,600
Goodwill			$17,924

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

The Company’s operating results for 2015, 2014 and 2013 include the operating results of the acquired assets and assumed liabilities of Metropolitan subsequent to the acquisition date. Due to the significant fair value adjustments recorded and the fact Metropolitan was acquired under bankruptcy proceedings, historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

NOTE 3:	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2015				2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Government agencies	$237,139	$582	$(1,395)	$236,326	$418,914	$929	$(4,055)	$415,788
Mortgage-backed securities	24,774	86	(290)	24,570	29,743	56	(411)	29,388
State and political subdivisions	440,676	9,138	(123)	449,691	328,310	7,000	(573)	334,737
Other securities	2,784	--	--	2,784	620	--	--	620

Total	$705,373	$9,806	$(1,808)	$713,371	$777,587	$7,985	$(5,039)	$780,533

Available-for-Sale

U.S. Treasury	$4,000	$--	$(6)	$3,994	$4,000	$1	$(9)	$3,992
U.S. Government agencies	121,017	118	(898)	120,237	275,381	15	(2,580)	272,816
Mortgage-backed securities	650,619	937	(4,130)	647,426	1,579	--	(7)	1,572
State and political subdivisions	9,762	112	--	9,874	6,536	7	(3)	6,540
Other securities	40,394	420	(938)	39,876	19,985	386	(8)	20,363

Total	$825,792	$1,587	$(5,972)	$821,407	$307,481	$409	$(2,607)	$305,283

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2015 and 2014, was $872.4 million and $680.5 million, which is approximately 57.1% and 62.8%, respectively, of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2015

Held-to-Maturity

U.S. Government agencies	$107,758	$567	$79,166	$828	$186,924	$1,395
Mortgage-backed securities	7,958	94	8,144	196	16,102	290
State and political subdivisions	27,866	100	3,946	23	31,812	123

Total	$143,582	$761	$91,256	$1,047	$234,838	$1,808

Available-for-Sale

U.S. Treasury	$3,994	$6	$--	$--	$3,994	$6
U.S. Government agencies	62,473	317	46,023	581	108,496	898
Mortgage-backed securities	523,185	4,130	--	--	523,185	4,130
State and political subdivisions	281	--	--	--	281	--
Other securities	1,060	937	510	1	1,570	938

Total	$590,993	$5,390	$46,533	$582	$637,526	$5,972

December 31, 2014

Held-to-Maturity

U.S. Government agencies	$265,591	$2,500	$84,398	$1,555	$349,989	$4,055
Mortgage-backed securities	10,077	67	14,250	344	24,327	411
State and political subdivisions	57,607	444	8,976	129	66,583	573

Total	$333,275	$3,011	$107,624	$2,028	$440,899	$5,039

Available-for-Sale

U.S. Treasury	$3,992	$9	$--	$--	$3,992	$9
U.S. Government agencies	171,114	1,472	61,195	1,108	232,309	2,580
Mortgage-backed securities	1,542	7	--	--	1,542	7
State and political subdivisions	1,005	3	--	--	1,005	3
Other securities	764	8	--	--	764	8

Total	$178,417	$1,499	$61,195	$1,108	$239,612	$2,607

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2015, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2015, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on the above securities for the years ended December 31, 2015, 2014 and 2013, is as follows:

(In thousands)	2015	2014	2013

Taxable
Held-to-maturity	$5,162	$5,839	$3,314
Available-for-sale	12,129	2,785	2,239

Non-taxable
Held-to-maturity	11,635	10,625	7,682
Available-for-sale	1,687	108	65

Total	$30,613	$19,357	$13,300

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$28,739	$28,807	$28,543	$28,512
After one through five years	315,065	314,557	88,911	88,048
After five through ten years	127,795	130,087	13,727	13,899
After ten years	209,000	215,350	5,363	5,412
Securities not due on a single maturity date	24,774	24,570	650,619	647,426
Other securities (no maturity)	--	--	38,629	38,110

Total	$705,373	$713,371	$825,792	$821,407

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $840.4 million at December 31, 2015 and $520.4 million at December 31, 2014. The book value of securities sold under agreements to repurchase amounted to $96.8 million and $100.8 million for December 31, 2015 and 2014, respectively.

There were $350,000 of gross realized gains and $43,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2015. There were $199,000 of gross realized gains and $191,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2014. There were $151,000 of gross realized gains and $302,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2013. As part of its strategy related to the 2012 acquisitions, the Company liquidated the acquired mortgage-backed securities, resulting in $193,000 of net realized losses during 2013. The income tax expense/benefit related to security gains/losses was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and represent small, Arkansas, Illinois, Kansas, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

___________________________________________________________________________________

At December 31, 2015, the Company’s gross loan portfolio was $4.92 billion, compared to $2.74 billion at December 31, 2014.  The various categories of loans are summarized as follows:

(In thousands)	2015	2014

Consumer:
Credit cards	$177,288	$185,380
Other consumer	208,380	103,402
Total consumer	385,668	288,782
Real estate:
Construction	279,740	181,968
Single family residential	696,180	455,563
Other commercial	1,229,072	714,797
Total real estate	2,204,992	1,352,328
Commercial:
Commercial	500,116	291,820
Agricultural	148,563	115,658
Total commercial	648,679	407,478
Other	7,115	5,133
Loans	3,246,454	2,053,721
Loans acquired, not covered by FDIC loss share (net of discount and allowance) (1)	1,672,901	575,980
Loans acquired, covered by FDIC loss share (net of discount and allowance) (1)	--	106,933

Total loans	$4,919,355	$2,736,634

____________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class. In September 2015 the Company entered into an agreement with the FDIC to terminate all loss sharing agreements.

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

Nonaccrual loans, excluding loans acquired, at December 31, 2015 and 2014, segregated by class of loans, are as follows:

(In thousands)	2015	2014

Consumer:
Credit cards	$212	$197
Other consumer	442	405
Total consumer	654	602
Real estate:
Construction	4,955	4,863
Single family residential	5,453	4,010
Other commercial	4,420	1,522
Total real estate	14,828	10,395
Commercial:
Commercial	1,968	585
Agricultural	264	456
Total commercial	2,232	1,041

Total	$17,714	$12,038

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2015
Consumer:
Credit cards	$639	$479	$1,118	$176,170	$177,288	$267
Other consumer	1,879	648	2,527	205,853	208,380	374
Total consumer	2,518	1,127	3,645	382,023	385,668	641
Real estate:
Construction	1,328	4,511	5,839	273,901	279,740	--
Single family residential	4,856	3,342	8,198	687,982	696,180	364
Other commercial	869	3,302	4,171	1,224,901	1,229,072	25
Total real estate	7,053	11,155	18,208	2,186,784	2,204,992	389
Commercial:
Commercial	3,427	637	4,064	496,052	500,116	90
Agricultural	285	243	528	148,035	148,563	56
Total commercial	3,712	880	4,592	644,087	648,679	146
Other	108	93	--	7,115	7,115	15

Total	$13,391	$13,255	$26,445	$3,220,009	$3,246,454	$1,191

December 31, 2014
Consumer:
Credit cards	$687	$457	$1,144	$184,236	$185,380	$--
Other consumer	1,349	447	1,796	101,606	103,402	223
Total consumer	2,036	904	2,940	285,842	288,782	223
Real estate:
Construction	760	570	1,330	180,638	181,968	177
Single family residential	4,913	2,213	7,126	448,437	455,563	248
Other commercial	1,987	847	2,834	711,963	714,797	--
Total real estate	7,660	3,630	11,290	1,341,038	1,352,328	425
Commercial:
Commercial	381	354	735	291,085	291,820	--
Agricultural	119	109	228	115,430	115,658	40
Total commercial	500	463	963	406,515	407,478	40
Other	--	--	--	5,133	5,133	--

Total	$10,196	$4,997	$15,193	$2,038,528	$2,053,721	$688

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2015
Consumer:
Credit cards	$479	$479	$--	$479	$7	$411	$30
Other consumer	459	423	19	442	85	562	40
Total consumer	938	902	19	921	92	973	70
Real estate:
Construction	5,678	1,636	3,318	4,954	441	5,417	390
Single family residential	5,938	4,702	945	5,647	1,034	5,148	370
Other commercial	5,688	4,328	88	4,416	832	3,147	227
Total real estate	17,304	10,666	4,351	15,017	2,307	13,712	987
Commercial:
Commercial	2,656	1,654	334	1,988	387	1,736	125
Agricultural	264	264	--	264	45	254	18
Total commercial	2,920	1,918	334	2,252	432	1,990	143

Total	$21,162	$13,486	$4,704	$18,190	$2,831	$16,675	$1,200

December 31, 2014
Consumer:
Credit cards	$197	$197	$--	$197	$6	$425	$20
Other consumer	604	610	9	619	118	780	34
Total consumer	801	807	9	816	124	1,205	54
Real estate:
Construction	7,400	7,020	--	7,020	599	4,334	189
Single family residential	4,442	3,948	377	4,325	899	4,291	187
Other commercial	1,955	1,446	36	1,482	268	6,788	296
Total real estate	13,797	12,414	413	12,827	1,766	15,413	672
Commercial:
Commercial	1,227	566	--	566	102	630	27
Agricultural	501	460	--	460	83	234	10
Total commercial	1,728	1,026	--	1,026	185	864	38

Total	$16,236	$14,247	$422	$14,669	$2,075	$17,482	$764

At December 31, 2015, and December 31, 2014, impaired loans, net of government guarantees and excluding loans acquired, totaled $18.2 million and $14.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.8 million and $2.1 million at December 31, 2015 and 2014, respectively.  Approximately $1.2 million, $0.8 million and $0.9 million of interest income was recognized on average impaired loans of $16.7 million, $17.5 million and $21.6 million for 2015, 2014 and 2013, respectively.  Interest recognized on impaired loans on a cash basis during 2015, 2014 and 2013 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

December 31, 2015
Consumer:
Other consumer	--	$--	1	$13	1	13
Total consumer	--	--	1	13	1	13
Real estate:
Construction	--	--	1	253	1	$253
Single-family residential	2	137	11	1,335	13	1,472
Other commercial	4	2,894	1	597	5	3,491
Total real estate	6	3,031	13	2,185	19	5,216
Commercial:
Commercial	--	--	5	332	5	332
Total commercial	--	--	5	332	5	332
Total	6	$3,031	19	$2,530	25	$5,561

December 31, 2014
Real estate:
Construction	--	$--	1	$391	1	$391
Single-family residential	2	393	1	3	3	396
Other commercial	3	1,840	1	614	4	2,454
Total real estate	5	2,233	3	1,008	8	3,241
Total	5	$2,233	3	$1,008	8	$3,241

The following table presents loans that were restructured as TDRs during the years ended December 31, 2015 and 2014, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Year Ended December 31, 2015
Consumer:
Other consumer	1	$13	$13	$13	$--	$--
Total consumer	1	13	13	13	--	--
Real estate:
Single-family residential	11	1,179	1,103	1,103
Other commercial	1	1,097	1,097	1,097	--	$--
Total real estate	12	2,276	2,200	2,200	--	--
Commercial:
Commercial	5	347	332	332	--	--
Total commercial	5	347	332	332	--	--
Total	18	$2,636	$2,545	$2,545	$--	$--

Year Ended December 31, 2014
Real estate:
Other commercial	2	$1,427	$1,427	$396	$1,031	$--
Total real estate	2	1,427	1,427	396	1,031	--
Commercial:
Commercial	1	$598	$--	$--	$--	$--
Total commercial	1	598	--	--	--	--
Total	3	$2,025	$1,427	$396	$1,031	$--

During year ended December 31, 2015, the Company modified eighteen loans with a total recorded investment of $2,636,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $113,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

There were no loans for which a payment default occurred during the years ended December 31, 2015 and 2014, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $167,000 and $4,757,000 at December 31, 2015 and 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At December 31, 2015, the Company had $1,064,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2015, the Company had $5,916,000 of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $23.5 million and $22.3 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of December 31, 2015 and 2014, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $49.9 million and $16.6 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at December 31, 2015 and 2014, respectively.

Loans acquired, covered by loss share agreements, had additional protection provided by the FDIC prior to the termination of the loss share agreements. During the 2014 quarterly impairment testing on the estimated cash flows of the credit impaired loans, the Company established that some of the loans covered by loss share from our FDIC-assisted transactions had experienced material projected credit deterioration. As a result, the Company established a $954,000 allowance for loan losses on covered loans by recording a provision for loan losses of $0.4 million (net of FDIC-loss share adjustments) during the period ended December 31, 2014. There was no further projected credit deterioration and no addition to the allowance for covered loans in 2015. The $954,000 allowance was reclassified to allowance on acquired non-covered loans subsequent to the agreement with the FDIC to terminate the loss share agreements. See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $153.7 million and $82.1 million as of December 31, 2015 and December 31, 2014, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2015
Consumer:
Credit cards	$176,809	$--	$479	$--	$--	$177,288
Other consumer	207,069	--	1,262	49	--	208,380
Total consumer	383,878	--	1,741	49	--	385,668
Real estate:
Construction	270,386	319	9,019	16	--	279,740
Single family residential	679,484	2,701	13,824	171	--	696,180
Other commercial	1,178,817	5,404	44,261	590	--	1,229,072
Total real estate	2,128,687	8,424	67,104	777	--	2,204,992
Commercial:
Commercial	487,563	2,760	9,787	6	--	500,116
Agricultural	147,788	--	775	--	--	148,563
Total commercial	635,351	2,760	10,562	6	--	648,679
Other	7,022	--	93	--	--	7,115
Loans acquired, not covered by FDIC loss share	1,590,384	9,150	69,219	3,689	459	1,672,901

Total	$4,745,322	$20,334	$148,719	$4,521	$459	$4,919,355

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2014
Consumer:
Credit cards	$184,923	$--	$457	$--	$--	$185,380
Other consumer	102,515	5	839	43	--	103,402
Total consumer	287,438	5	1,296	43	--	288,782
Real estate:
Construction	176,825	84	5,059	--	--	181,968
Single family residential	446,040	1,776	7,665	82	--	455,563
Other commercial	698,329	7,074	9,394	--	--	714,797
Total real estate	1,321,194	8,934	22,118	82	--	1,352,328
Commercial:
Commercial	271,017	1,544	19,248	11	--	291,820
Agricultural	115,106	20	532	--	--	115,658
Total commercial	386,123	1,564	19,780	11	--	407,478
Other	5,133	--	--	--	--	5,133
Loans acquired, not covered by FDIC loss share	535,728	1,435	36,958	1,854	5	575,980
Loans acquired, covered by FDIC loss share	106,933	--	--	--	--	106,933

Total	$2,642,549	$11,938	$80,152	$1,990	$5	$2,736,634

Net (charge-offs)/recoveries for the years ended December 31, 2015 and 2014, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2015	2014

Consumer:
Credit cards	$(2,217)	$(2,292)
Student loans	--	(38)
Other consumer	(1,134)	(1,130)
Total consumer	(3,351)	(3,460)
Real estate:
Construction	(44)	(356)
Single family residential	(407)	(595)
Other commercial	(926)	(167)
Total real estate	(1,377)	(1,118)
Commercial:
Commercial	(1,202)	(704)
Agricultural	(33)	(14)
Total commercial	(1,235)	(718)

Total	$(5,963)	$(5,296)

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

The following table details activity in the allowance for loan losses, excluding loans acquired, by portfolio segment for the year ended December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2015 (1)
Balance, beginning of year	$6,962	$15,161	$5,445	$1,460	$29,028

Provision for loan losses (1)	258	5,738	665	1,625	8,286

Charge-offs	(1,415)	(1,580)	(3,107)	(1,672)	(7,774)
Recoveries	180	203	890	538	1,811

Net charge-offs	(1,235)	(1,377)	(2,217)	(1,134)	(5,963)

Balance, end of year (1)	$5,985	$19,522	$3,893	$1,951	$31,351

Period-end amount allocated to:
Loans individually evaluated for impairment	$432	$2,307	$7	$85	$2,831
Loans collectively evaluated for impairment	5,553	17,215	3,886	1,866	28,520

Balance, end of year (1)	$5,985	$19,522	$3,893	$1,951	$31,351

December 31, 2014 (2)
Balance, beginning of year	$3,205	$16,885	$5,430	$1,922	$27,442

Provision for loan losses (1)	4,475	(606)	2,307	706	6,882

Charge-offs	(1,044)	(2,684)	(3,188)	(1,638)	(8,554)
Recoveries	326	1,566	896	470	3,258

Net charge-offs	(718)	(1,118)	(2,292)	(1,168)	(5,296)

Balance, end of year (2)	$6,962	$15,161	$5,445	$1,460	$29,028

Period-end amount allocated to:
Loans individually evaluated for impairment	$185	$1,766	$6	$118	$2,075
Loans collectively evaluated for impairment	6,777	13,405	5,439	1,342	26,963

Balance, end of year (2)	$6,962	$15,161	$5,445	$1,460	$29,028

(1)	Provision for loan losses of $736,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2015 (total provision for loan losses for the year ended December 31, 2015 was $9,022,000). The $736,000 was subsequently charged-off, resulting in no increase to the ending balance in the allowance related to loans acquired. Provision for loan losses of $363,000 attributable to acquired loans, covered by FDIC loss share, was excluded from this table for the year ended December 31, 2014 (total provision for loan losses for the year ended December 31, 2014 is $7,245,000).
(2)	Allowance for loan losses at December 31, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2015 and 2014 was $32,305,000 and $29,982,000, respectively.

Activity in the allowance for loan losses, excluding allowance on loans acquired, for the year ended December 31, 2013 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2013
Balance, beginning of year	$3,446	$15,453	$7,211	$1,772	$27,882

Provision for loan losses	(51)	2,468	581	1,120	4,118

Charge-offs	(382)	(1,628)	(3,263)	(1,561)	(6,834)
Recoveries	192	592	901	591	2,276

Net charge-offs	(190)	(1,036)	(2,362)	(970)	(4,558)

Balance, end of year	$3,205	$16,885	$5,430	$1,922	$27,442

The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2015 and 2014 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

December 31, 2015
Loans individually evaluated for impairment	$2,252	$15,017	$479	$442	$18,190
Loans collectively evaluated for impairment	646,427	2,189,975	176,809	215,053	3,228,264

Balance, end of period	$648,679	$2,204,992	$177,288	$215,495	$3,246,454

December 31, 2014
Loans individually evaluated for impairment	$1,026	$12,827	$197	$619	$14,669
Loans collectively evaluated for impairment	406,452	1,339,501	185,183	107,916	2,039,052

Balance, end of period	$407,478	$1,352,328	$185,380	$108,535	$2,053,721

NOTE 5:	LOANS ACQUIRED

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all acquired loans as of December 31, 2015 and 2014:

	Loans Acquired At December 31,
(in thousands)	2015	2014

Consumer:
Credit cards	$--	$--
Other consumer	75,606	8,514
Total consumer	75,606	8,514
Real estate:
Construction	77,119	46,911
Single family residential	501,002	175,970
Other commercial	854,068	390,877
Total real estate	1,432,189	613,758
Commercial:
Commercial	154,533	56,134
Agricultural	10,573	4,507
Total commercial	165,106	60,641

Total loans acquired (1)	$1,672,901	$682,913

(1)	Loans acquired are reported net of a $954,000 allowance at December 31, 2015. Loans acquired include $106.9 million (net of a $954,000 allowance) of loans covered by FDIC loss share agreements at December 31, 2014.

Nonaccrual acquired loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	December 31, 2015	December 31, 2014

Consumer:
Other consumer	$71	$29
Total consumer	71	29
Real estate:
Construction	783	105
Single family residential	7,795	2,018
Other commercial	6,435	271
Total real estate	15,013	2,394
Commercial:
Commercial	3,859	291
Agricultural	8	3
Total commercial	3,867	294
Total	$18,951	$2,717

An age analysis of past due acquired loans, excluding acquired covered loans for December 31, 2014, segregated by class of loans, is as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2015
Consumer:
Other consumer	$826	$122	$948	$74,658	$75,606	$57
Total consumer	826	122	948	74,658	75,606	57
Real estate:
Construction	736	9,449	10,185	66,934	77,119	410
Single family residential	9,493	4,850	14,343	486,659	501,002	1,246
Other commercial	12,910	7,810	20,720	833,348	854,068	203
Total real estate	23,139	22,109	45,248	1,386,941	1,432,189	1,859
Commercial:
Commercial	1,999	2,334	4,333	150,200	154,533	912
Agricultural	114	396	510	10,063	10,573	396
Total commercial	2,113	2,730	4,843	160,263	165,106	1,308

Total	$26,078	$24,961	$51,039	$1,621,862	$1,672,901	$3,224

December 31, 2014
Consumer:
Other consumer	$70	$34	$104	$8,407	$8,511	$5
Total consumer	70	34	104	8,407	8,511	5
Real estate:
Construction	292	105	397	36,450	36,847	--
Single family residential	3,804	2,906	6,710	138,383	145,093	594
Other commercial	1,415	5,994	7,409	326,759	334,168	--
Total real estate	5,511	9,005	14,516	501,592	516,108	594
Commercial:
Commercial	110	421	531	46,730	47,261	--
Agricultural	--	--	--	4,100	4,100	--
Total commercial	110	421	531	50,830	51,361	--

Total	$5,691	$9,460	$15,151	$560,829	$575,980	$599

The following table presents a summary of acquired loans, at December 31, 2015 and 2014, by credit risk rating, segregated by class of loans (see Note 4, Loans an Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2015
Consumer:
Other consumer	$75,330	$--	$276	$--	$--	$75,606
Total consumer	75,330	--	276	--	--	75,606
Real estate:
Construction	68,775	--	8,344	--	--	77,119
Single family residential	479,193	1,490	18,640	1,675	4	501,002
Other commercial	812,537	7,328	33,748	--	455	854,068
Total real estate	1,360,505	8,818	60,732	1,675	459	1,432,189
Commercial:
Commercial	144,239	332	7,948	2,014	--	154,533
Agricultural	10,310	--	263	--	--	10,573
Total commercial	154,549	332	8,211	2,014	--	165,106

Total	$1,590,384	$9,150	$69,219	$3,689	$459	$1,672,901

December 31, 2014
Consumer:
Other consumer	$8,479	$--	$32	$--	$--	$8,511
Total consumer	8,479	--	32	--	--	8,511
Real estate:
Construction	27,430	78	9,339	--	--	36,847
Single family residential	135,240	683	7,311	1,854	5	145,093
Other commercial	317,965	605	15,598	--	--	334,168
Total real estate	480,635	1,366	32,248	1,854	5	516,108
Commercial:
Commercial	43,585	69	3,607	--	--	47,261
Agricultural	3,030	-	1,070	--	--	4,100
Total commercial	46,615	69	4,677	--	--	51,361

Total	$535,729	$1,435	$36,957	$1,854	$5	$575,980

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

The following is a summary of the loans acquired in the Liberty acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$774,777	$15,716
Non-accretable difference (expected losses and foregone interest)	--	(4,978)
Cash flows expected to be collected at acquisition	774,777	10,738
Accretable yield	(4,869)	12
Basis in acquired loans at acquisition	$769,908	$10,750

The following is a summary of the loans acquired in the Community First acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$1,153,255	$10,143
Non-accretable difference (expected losses and foregone interest)	--	(3,247)
Cash flows expected to be collected at acquisition	1,153,255	6,896
Accretable yield	(23,712)	104
Basis in acquired loans at acquisition	$1,129,543	$7,000

The following is a summary of the non-covered loans acquired in the Delta acquisition on August 31, 2014, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$316,103	$10,726
Non-accretable difference (expected losses and foregone interest)	--	(7,023)
Cash flows expected to be collected at acquisition	316,103	3,703
Accretable yield	(7,949)	(177)
Basis in acquired loans at acquisition	$308,154	$3,526

The following is a summary of the non-covered loans acquired in the Metropolitan acquisition on November 25, 2013, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$442,009	$52,830
Non-accretable difference (expected losses and foregone interest)	--	(21,962)
Cash flows expected to be collected at acquisition	442,009	30,868
Accretable yield	(12,989)	(2,516)
Basis in acquired loans at acquisition	$429,020	$28,352

The amount of the estimated cash flows expected to be received from the purchased credit impaired loans in excess of the fair values recorded for the purchased credit impaired loans is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired purchased credit impaired loans, and adjustments may or may not be required.  This has resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For those loans previously covered by FDIC loss share, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which was recorded as indemnification assets.  The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss-sharing agreements or the remaining expected lives of the loans, whichever was shorter. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization in future quarters.

The impact of the adjustments on the Company’s financial results for the years ended December 31, 2015 and 2014 is shown below:

(In thousands)	2015	2014

Impact on net interest income	$19,995	$26,400
Non-interest income (1)	(7,719)	(20,540)
Net impact to pre-tax income	12,276	5,860
Net impact, net of taxes	$7,461	$3,561

_______________________________

(1)	Negative non-interest income resulted from the amortization of the FDIC indemnification assets. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization.

These adjustments will be recognized over the remaining lives of the loans for purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the years ended December 31, 2015, 2014 and 2013.

(in thousands)	Accretable Yield	Carrying Amount of Loans

Balance, January 1, 2013	$58,066	$293,606
Additions	2,516	28,352
Accretable yield adjustments	17,380	--
Accretion	(36,577)	36,577
Payments and other reductions, net	--	(123,750)
Balance, December 31, 2013	41,385	234,785

Additions	177	3,526
Accretable yield adjustments	9,104	--
Accretion	(30,031)	30,031
Payments and other reductions, net	--	(99,244)
Balance, December 31, 2014	20,635	169,098

Additions	(116)	17,750
Accretable yield adjustments	6,593	--
Accretion	(21,038)	21,038
Payments and other reductions, net	(5,120)	(184,417)
Balance, December 31, 2015	$954	$23,469

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans.  During 2015, the Company recorded a provision totaling $736,000 to cover impairment in the estimated credit quality of acquired loans, not covered by loss share. Non-covered loans were subsequently charged-off and the allowance was used during 2015. Because of the termination of the loss share agreements, the allowance for previously covered loans was reclassified to allowance for acquired non-covered loans, resulting in a total allowance on acquired non-covered loans of $954,000 at December 31, 2015.

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

The following table presents a summary of the changes in the FDIC true-up provision for years ended December 31, 2015, 2014 and 2013, which is included in other assets on the balance sheet.

(in thousands)	FDIC True-up Provision

Balance, January 1, 2013	$4,854
Amortization expense	160
Adjustments related to changes in expected losses	1,754
Balance, December 31, 2013	6,768

Amortization expense	168
Adjustments related to changes in expected losses	1,372
Balance, December 31, 2014	8,308

Amortization expense	107
Adjustments related to changes in expected losses	720
Loss share termination agreement	(9,135)
Balance, December 31, 2015	$--

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $327.7 million at December 31, 2015 and $108.1 million at December 31, 2014.  The Company recorded $95.2 million, $110.4 million and $13.9 million of goodwill during 2015 as a result of its acquisitions of Liberty, Community First and Ozark Trust, respectively. The Company recorded $29.0 million of goodwill during 2014 as a result of its Delta Trust acquisition. Goodwill impairment was neither indicated nor recorded in 2015, 2014 or 2013.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $11.3 million and $14.6 million were recorded in 2015 as part of the Community First and Liberty acquisitions, respectively. During the third quarter of 2015, the Company sold the Salina banking operations and as a result reduced the related core deposit premium by $382,000. Core deposit premiums of $4.3 million were recorded in 2014 as part of the Delta Trust acquisition.

The Community First acquisition included an insurance line of business and the Company recorded an intangible asset of $420,000 during the first quarter of 2015. The Company recorded $9.7 million of intangible assets during the fourth quarter of 2015 related to the trust operations acquired in the Ozark Trust merger. The Delta Trust acquisition included some significant lines of business related to investments, trust and insurance. The Company recorded $5.1 million of intangible assets related to those acquired lines of business during the third quarter of 2014. These intangible assets are being amortized over various periods ranging from 10 to 15 years.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014

Goodwill	$327,686	$108,095
Core deposit premiums:
Gross carrying amount	43,648	18,318
Accumulated amortization	(6,217)	(2,386)
Core deposit premiums, net	37,431	15,932
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(931)	(517)
Purchased credit card relationships, net	1,137	1,551
Books of business intangible:
Gross carrying amount	15,293	5,140
Accumulated amortization	(624)	(97)
Books of business intangible, net	14,669	5,043
Other intangible assets, net	53,237	22,526
Total goodwill and other intangible assets	$380,923	$130,621

Core deposit premium amortization expense recorded for the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $1.4 million and $600,000, respectively. PCCR amortization expense recorded for the years ended December 31, 2015 and 2014 was $414,000 and $104,000 for the year ended December 31, 2013. Book of business amortization expense recorded for the year ended December 31, 2015 and 2014 was $528,000 and $151,000, respectively. There was no book of business amortization expense recorded for years ended December 31, 2013.

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2015 is as follows:

(In thousands)	Year	Amortization Expense
	2016	$5,815
	2017	5,815
	2018	5,711
	2019	5,401
	2020	5,389
	Thereafter	25,106
	Total	$53,237

NOTE 7:	TIME DEPOSITS

Time deposits included approximately $625,755,000 and $434,297,000 of certificates of deposit of $100,000 or more, at December 31, 2015 and 2014, respectively. Of this total approximately $186,352,000 and $106,603,000 of certificates of deposit were over $250,000 at December 31, 2015 and 2014, respectively.

Brokered deposits were $1,455,000 and $7,427,000 at December 31, 2015 and 2014, respectively.  Maturities of all time deposits are as follows:  2016 – $945,950,000; 2017 – $253,828,000; 2018 – $70,174,000; 2019 – $24,635,000; 2020 – $25,357,000 and $73,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 8:	INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2015	2014	2013

Income taxes currently payable	$19,301	$23,631	$13,923
Deferred income taxes	13,599	(9,029)	(4,618)

Provision for income taxes	$32,900	$14,602	$9,305

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2015 and 2014:

(In thousands)	2015	2014

Deferred tax assets:
Loans acquired	$14,716	$16,925
FDIC true-up liability	--	2,792
Allowance for loan losses	12,700	11,749
Valuation of foreclosed assets	11,212	14,167
Tax NOLs from acquisition	14,593	11,819
Deferred compensation payable	2,767	1,536
Vacation compensation	2,250	1,456
Accumulated depreciation	--	1,937
Accrued pension and profit sharing	--	1,793
Accrued equity and other compensation	5,197	3,356
Acquired securities	1,770	2,568
Other accrued liabilities	1,943	3,194
Unrealized loss on available-for-sale securities	1,655	862
Other	3,006	2,630
Gross deferred tax assets	71,809	76,784

Deferred tax liabilities:
Goodwill and other intangible amortization	(30,550)	(16,953)
FDIC acquired assets	--	(4,377)
Limitations under IRC Sec 382	(3,478)	(11,169)
Accumulated depreciation	(3,914)	--
Other	(4,187)	(3,537)
Gross deferred tax liabilities	(42,129)	(36,036)

Net deferred tax asset, included in other assets	$29,680	$40,748

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below for the years ended December 31:

(In thousands)	2015	2014	2013

Computed at the statutory rate (35%)	$37,543	$17,601	$11,387
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2,097	41	825
Tax exempt interest income	(4,708)	(3,774)	(2,739)
Tax exempt earnings on BOLI	(724)	(499)	(461)
Section 382 adjustment	(2,293)	--	--
Other differences, net	985	1,233	293

Actual tax provision	$32,900	$14,602	$9,305

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. As discussed in Note 2, the Company closed a stock acquisition in a prior year that invoked the Section 382 annual limitation. Approximately $37.5 million of federal net operating losses subject to the IRC Sec 382 annual limitation are expected to be utilized by the company. The net operating loss carryforwards expire between 2028 and 2035.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2012 tax year and forward.  The Company’s various state income tax returns are generally open from the 2009 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $96.8 million and $100.8 million at December 31, 2015 and 2014, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2015 and 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2015
Repurchase agreements:
U.S. Government agencies	$89,512	$--	$--	$7,326	$96,838

December 31, 2014
Repurchase agreements:
U.S. Government agencies	$93,454	$--	$--	$7,317	$100,771

NOTE 10:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at December 31, 2015 and 2014 consisted of the following components.

(In thousands)	2015	2014

Other Borrowings
FHLB advances, net of discount, due 2016 to 2033, 0.35% to 7.37% secured by residential real estate loans	$109,989	$71,582
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	52,300	43,100
Total other borrowings	162,289	114,682
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,723	--
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	9,975	--
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,167	--
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,063	--
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,022	--
Total subordinated debentures	60,570	20,620
Total other borrowings and subordinated debentures	$222,859	$135,302

During October 2015, the Company borrowed $52.3 million from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020. The Company used approximately $36 million of this borrowing to refinance the debt issued during 2013 that was used to partially fund the acquisition of Metropolitan.

At December 31, 2015, the Company had $40.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less. During 2015 the Company early extinguished FHLB advances with principal balances of $22 million. The consideration paid for the early extinguishment was $23.2 million representing the net settlement of the advance balances and prepayment penalties of $1.3 million. These penalties were partially offset by the remaining acquisition market adjustment balances on these borrowings. The resulting net loss of $782,000 was recorded in interest expense.

The Company had total FHLB advances of $109.9 million at December 31, 2015, with approximately $965 million of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.1 billion at December 31, 2015.

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

Aggregate annual maturities of long-term debt at December 31, 2015 are as follows:

(In thousands)	Year	Annual Maturities
	2016	$65,926
	2017	14,798
	2018	26,016
	2019	7,645
	2020	36,381
	Thereafter	72,093
	Total	$222,859

NOTE 11:	CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”). The preferred stock is held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualifies as Tier 1 capital and will pay quarterly dividends.  The rate will remain fixed at 1% through February 18, 2016, at which time it will convert to a fixed rate of 9%. On January 29, 2016, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

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

During 2013, the Company repurchased 419,564 shares of stock with a weighted average repurchase price of $25.89 per share.  Under the current stock repurchase plan, the Company can repurchase an additional 154,136 shares. As a result of its announced acquisition of Metropolitan, the Company suspended its stock repurchases in August of 2013. See Note 2, Acquisitions, for additional information on the Metropolitan acquisition.

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

NOTE 12:	TRANSACTIONS WITH RELATED PARTIES

At December 31, 2015 and 2014, the subsidiary bank had extensions of credit to executive officers and directors and to companies in which the subsidiary bank’s executive officers or directors were principal owners in the amount of $58.4 million in 2015 and $25.1 million in 2014.

(In thousands)	2015	2014

Balance, beginning of year	$25,142	$42,018
New extensions of credit	48,529	5,554
Repayments	(15,267)	(22,430)
Balance, end of year	$58,404	$25,142

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

NOTE 13:	EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company’s 401(k) retirement plan covers substantially all employees.  Contribution expense totaled $1,048,000, $837,000 and $690,000, in 2015, 2014 and 2013, respectively.

The Company has a discretionary profit sharing and employee stock ownership plan covering substantially all employees.  Contribution expense totaled $5,230,000 for 2015, $3,659,000 for 2014 and $3,076,000 for 2013.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant.  The charges to income for the plans were $804,000 for 2015, $453,000 for 2014 and $473,000 for 2013.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan in 2011 which generally allows participants to make contributions of up 3% of the employee’s salary, up to a maximum of $7,500 per year, for the purpose of acquiring the Company’s stock.  Substantially all employees with at least two years of service are eligible for the plan.  At the end of each plan year, full shares of the Company’s stock are purchased for each employee based on that employee’s contributions. The stock is purchased for an amount equal to 95% of its fair market value at the end of the plan year, or, if lower, 95% of its fair market value at the beginning of the plan year.

The Company established a Special Employee Stock Purchase Plan in 2015 which generally allows participants to make contributions up to cumulative sum in all plans of $25,000 per calendar year, for the purpose of acquiring the Company’s stock.  Substantially all non-highly compensated employees with at least two years of service are eligible for the plan.  At the end of each plan year, full shares of the Company’s stock are purchased for each employee based on that employee’s contributions. The stock is purchased for an amount equal to 85% of its fair market value at the end of the plan year, or, if lower, 85% of its fair market value at the beginning of the plan year.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2015, 2014 and 2013, and changes during the years then ended:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Grant-Date Fair-Value

Balance, December 31, 2012	218	$26.77	134	$25.89
Granted	--	--	75	26.89
Stock Options Exercised	(24)	24.88	--	--
Stock Awards Vested	--	--	(63)	26.82
Forfeited/Expired	(9)	26.16	(1)	26.54

Balance, December 31, 2013	185	27.04	145	26.00
Granted	--	--	134	37.51
Stock Options Exercised	(65)	25.86	--	--
Stock Awards Vested	--	--	(51)	30.62
Forfeited/Expired	--	--	(1)	26.54

Balance, December 31, 2014	120	27.72	227	31.88
Granted	375	44.69	95	43.45
Stock Options Exercised	(71)	22.57	--	--
Stock Options from Acquisitions	66	20.43	--	--
Stock Awards Vested	--	--	(131)	34.77
Forfeited/Expired	(5)	24.49	(8)	35.36

Balance, December 31, 2015	485	$40.59	183	$35.65

Exercisable, December 31, 2015	238	$36.90

The following table summarizes information about stock options under the plans outstanding at December 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

$15.55	-	$21.29	24	4.86	$19.41	13	$18.53
21.51	-	21.51	2	4.05	21.51	2	21.51
26.19	-	26.19	25	0.38	26.19	25	26.19
28.42	-	28.42	27	1.36	28.42	27	28.42
30.31	-	30.31	30	2.27	30.31	30	30.31
40.57	-	40.57	49	7.63	40.57	49	40.57
40.72	-	40.72	2	8.88	40.72	--	40.72
44.40	-	44.40	65	7.55	44.40	14	44.40
45.50	-	45.50	258	9.05	45.50	77	45.50
48.13	-	48.13	3	9.71	48.13	1	48.13
$15.55	-	$48.13	485	7.19	$40.59	238	$36.90

Stock-based compensation expense was $4,018,000 in 2015, $1,366,000 in 2014 and $1,417,000 in 2013.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $1,442,000 of unrecognized stock-based compensation expense related to stock options at December 31, 2015. Unrecognized stock-based compensation expense related to non-vested stock awards was $5.3 million at December 31, 2015.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.3 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2015 was $5,219,000 and $3,448,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $51.36 at December 31, 2015, and the exercise price multiplied by the number of options outstanding. There were 71,368 stock options exercised in 2015, with an intrinsic value of $2,054,000.  There were 64,720 stock options exercised in 2014, with an intrinsic value of $957,000. There were 24,290 stock options exercised in 2013, with an intrinsic value of $298,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during the year ended December 31, 2015 was $7.81 per share. There were no stock options granted during the years ended December 31, 2014 or 2013. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

Year Ended December 31, 2015

Expected dividend yield	2.06%
Expected stock price volatility	16.96%
Risk-free interest rate	2.17%
Expected life of options (years)	10

NOTE 14:	ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2015	2014	2013

Interest paid	$21,700	$14,274	$11,908
Income taxes paid	20,127	18,832	14,867
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	16,456	5,145	7,358
Transfers of loans acquired covered by FDIC loss share to foreclosed assets covered by FDIC loss share	4,349	5,536	9,239
Transfers of foreclosed assets covered by FDIC loss share to foreclosed assets held for sale	13,895	--	--
Transfers of loans acquired covered by FDIC loss share to loans acquired not covered by FDIC loss share	88,922	--	--
Transfers of premises held for sale to foreclosed assets held for sale	6,126	--	--

In connection with the Community First, Liberty, Ozark Trust, Delta Trust and Metropolitan acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2015	2014	2013

Assets acquired	$2,995,359	$417,386	$919,340
Liabilities assumed	2,679,947	378,967	883,664
Purchase price	535,003	67,441	53,600
Goodwill	$219,591	$29,022	$17,924

NOTE 15:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2015	2014	2013

Professional services	$9,583	$7,516	$4,473
Postage	4,219	3,383	2,531
Telephone	4,817	2,957	2,323
Credit card expense	9,157	8,699	6,869
Operating supplies	2,395	1,964	1,511
Amortization of intangibles	4,889	1,979	600
Branch right sizing expense	3,297	4,721	641
Other expense	26,338	17,803	13,934
Total	$64,695	$49,022	$32,882

The Company had aggregate annual equipment rental expense of approximately $2.6 million in 2015, $1.9 million in 2014 and $1.7 million in 2013.  During 2012, the Company transitioned from purchasing to leasing its ATMs, accounting for approximately $1,463,000 of the 2015 rental expense and $1,283,000 of the 2014 rental expense.  The Company had aggregate annual occupancy rental expense of approximately $4,216,000 in 2015, $3,706,000 in 2014 and $2,385,000 in 2013.

NOTE 16:	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  In order to ensure the fair values are consistent with ASC Topic 820, we periodically check the fair values by comparing them to another pricing source, such as Bloomberg.  The availability of pricing confirms Level 2 classification in the fair value hierarchy.  The third-party pricing service is subject to an annual review of internal controls (SSAE 16), which is made available to us for our review.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Company’s investment in U.S. Treasury securities is reported at fair value utilizing Level 1 inputs. The remainder of the Company's available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Assets held in trading accounts – The Company’s trading account investment in the AIM Fund is reported at fair value utilizing Level 1 inputs.  The remainder of the Company's assets held in trading accounts are reported at fair value utilizing Level 2 inputs.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2015 and 2014.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$3,994	$3,994	$--		$--
U.S. Government agencies	120,237	--	120,237		--
Mortgage-backed securities	647,426	--	647,426		--
States and political subdivisions	9,874	--	9,874		--
Other securities	39,876	--	39,876		--
Assets held in trading accounts	4,422	2,409	2,013		--

December 31, 2014
ASSETS
Available-for-sale securities
U.S. Treasury	$3,992	3,992	$--	$
U.S. Government agencies	272,816	--	272,816		--
Mortgage-backed securities	1,572	--	1,572		--
States and political subdivisions	6,540	--	6,540		--
Other securities	20,363	--	20,363		--
Assets held in trading accounts	6,987	3,320	3,667		--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on observable market data.  As of December 31, 2015 and 2014, the fair value of foreclosed assets held for sale less estimated costs to sell was $44.9 million and $56.6 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2015 and 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Impaired loans (1) (2) (collateral dependent)	$19,027	$--	$--	$19,027
Foreclosed assets held for sale (1)	14,459	--	--	14,459

December 31, 2014
Impaired loans (1) (2) (collateral dependent)	$12,276	$--	$--	$12,276
Foreclosed assets held for sale (1)	3,417	--	--	3,417

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)	Specific allocations of $1,136,000 and $733,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period, as of December 31, 2015 and 2014, respectively.

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

Interest bearing balances due from banks – The fair value of interest bearing balances due from banks – time is estimated using a discounted cash flow calculation that applies the rates currently offered on deposits of similar remaining maturities (Level 2).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments not previously disclosed are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

December 31, 2015
Financial assets:
Cash and cash equivalents	$252,262	$252,262	$--	$--	$252,262
Interest bearing balances due from banks - time	14,107	--	14,105	--	14,105
Held-to-maturity securities	705,373	--	713,371	--	713,371
Mortgage loans held for sale	30,265	--	--	30,265	30,265
Interest receivable	25,793	--	25,793	--	25,793
Legacy loans (net of allowance)	3,215,103	--	--	3,204,153	3,204,153
Loans acquired (net of allowance)	1,672,901	--	--	1,667,204	1,667,204

Financial liabilities:
Non-interest bearing transaction accounts	1,280,234	--	1,280,234	--	1,280,234
Interest bearing transaction accounts and savings deposits	3,485,845	--	3,485,845	--	3,485,845
Time deposits	1,320,017	--	--	1,315,254	1,315,254
Federal funds purchased and securities sold under agreements to repurchase	99,398	--	99,398	--	99,398
Other borrowings	162,289	--	168,254	--	168,254
Subordinated debentures	60,570	--	55,954	--	55,954
Interest payable	1,800	--	1,800	--	1,800

December 31, 2014
Financial assets
Cash and cash equivalents	$335,909	$335,909	$--	$--	$335,909
Held-to-maturity securities	777,587	--	780,533	--	780,533
Mortgage loans held for sale	21,265	--	--	21,265	21,265
Interest receivable	16,774	--	16,774	--	16,774
Legacy loans (net of allowance)	2,024,693	--	--	2,022,889	2,022,889
Loans acquired, not covered by FDIC loss share	575,980	--	--	560,651	560,651
Loans acquired, covered by FDIC loss share (net of allowance)	106,933	--	--	105,789	105,789
FDIC indemnification asset	22,663	--	--	22,663	22,663

Financial liabilities:
Non-interest bearing transaction accounts	889,260	--	889,260	--	889,260
Interest bearing transaction accounts and savings deposits	2,006,271	--	2,006,271	--	2,006,271
Time deposits	965,187	--	--	967,900	967,900
Federal funds purchased and securities sold under agreements to repurchase	110,586	--	110,586	--	110,586
Other borrowings	114,682	--	114,698	--	114,698
Subordinated debentures	20,620	--	16,115	--	16,115
Interest payable	1,147	--	1,147	--	1,147

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

NOTE 17:	COMMITMENTS AND CREDIT RISK

The Company grants agri-business, credit card, commercial and residential loans to customers throughout Arkansas, Kansas, Missouri and Tennessee.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2015, the Company had outstanding commitments to extend credit aggregating approximately $497,961,000 and $805,673,000 for credit card commitments and other loan commitments, respectively. At December 31, 2014, the Company had outstanding commitments to extend credit aggregating approximately $480,653,000 and $439,053,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $23,515,000 and $16,217,000 at December 31, 2015 and 2014, respectively, with terms ranging from 9 months to 15 years. At December 31, 2015, the Company had no deferred revenue under standby letter of credit agreements and approximately $13,000 at December 31, 2014.

At December 31, 2015, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

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

In June 2014, the FASB issued ASU 2014-11 – Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. ASU 2014-11 requires that these transactions all be accounted for as secured borrowings. The standard requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction and requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

In June 2014, the FASB issued ASU 2014-12 – Compensation – Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 amends existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. It can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

In November 2014, the FASB issued ASU 2014-17 – Business Combinations: Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 amends existing guidance related to the accounting by an acquired entity upon a change-in-control event. The standard provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. ASU 2014-17 was effective on November 18, 2014. The adoption of this standard has not had a material effect on the Company’s operating results or financial condition.

In May 2015, the FASB issued ASU 2015-08 – Business Combinations: Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). ASU 2015-08 removes references to the SEC’s Staff Accounting Bulletin (SAB) Topic 5.J on pushdown accounting from ASC 805-50, thereby conforming the FASB’s guidance on pushdown accounting with the SEC’s guidance on this topic. ASU 2015-08 became effective upon issuance. The adoption of this standard has not had a material effect on the Company’s operating results or financial condition.

In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is an update to the effective date in ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). ASU2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 is effective prospectively, for annual and interim periods, beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

In September 2015, the FASB issued ASU 2015-16 – Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined.  The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined.  Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date.  ASU 2015-16 is effective for fiscal periods beginning after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 makes changes primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Office of the Comptroller of the Currency is required if the total of all the dividends declared by a national bank in any calendar year exceeds the total of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years.  At December 31, 2015, the Company subsidiary bank had approximately $8.2 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

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

Effective January 1, 2015, the Company and the Bank became subject to new capital regulations (the “Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. Banks. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with all of the final rule’s requirements will be phased in over a multi-year schedule. The final rules include a new common equity Tier 1 capital to risk-weighted assets (CET1) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2015, the Company meets all capital adequacy requirements to which it is subject.

As of the most recent notification from regulatory agencies, the subsidiaries were well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and its subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

The Company’s and the subsidiary Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio-%	Amount		Ratio (%)

As of December 31, 2015
Total Risk-Based Capital Ratio
Simmons First National Corporation	$843,227	16.7	$403,941	8.0	$	N/A
Simmons First National Bank	734,170	14.6	402,285	8.0		502,856	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	808,159	16.0	303,060	6.0		N/A
Simmons First National Bank	699,102	13.9	301,771	6.0		402,361	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	716,737	14.2	227,135	4.5		N/A
Simmons First National Bank	699,102	13.9	226,328	4.5		326,918	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	808,159	11.2	288,628	4.0		N/A
Simmons First National Bank	699,102	9.7	288,289	4.0		360,362	5.0

As of December 31, 2014
Total Risk-Based Capital Ratio
Simmons First National Corporation	$435,185	14.5	$240,102	8.0	$	N/A
Simmons First National Bank	432,590	14.5	238,670	8.0		298,338	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	403,110	13.4	120,331	4.0		N/A
Simmons First National Bank	405,834	13.6	119,363	4.0		179,044	6.0
Tier 1 Leverage Ratio
Simmons First National Corporation	403,110	8.8	183,232	4.0		N/A
Simmons First National Bank	405,834	8.9	182,397	4.0		227,997	5.0

NOTE 21:	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2015 and 2014

(In thousands)	2015	2014

ASSETS
Cash and cash equivalents	$119,383	$17,537
Investment securities	2,049	1,660
Investments in wholly-owned subsidiaries	1,051,842	522,841
Intangible assets, net	133	133
Premises and equipment	5,338	5,711
Other assets	28,245	14,301
TOTAL ASSETS	$1,206,990	$562,183

LIABILITIES
Long-term debt	$112,870	$63,720
Other liabilities	17,265	4,144
Total liabilities	130,135	67,864

STOCKHOLDERS’ EQUITY
Preferred stock	30,852	--
Common stock	303	181
Surplus	662,378	156,568
Undivided profits	385,987	338,906
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income taxes of ($1,720) and ($862) at December 31, 2015 and 2014 respectively	(2,665)	(1,336)
Total stockholders’ equity	1,076,855	494,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,206,990	$562,183

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013

INCOME
Dividends from subsidiaries	$84,128	$43,366	$23,051
Other income	2,303	6,927	8,409
Income	86,431	50,293	31,460
EXPENSE	24,594	23,024	17,839
Income before income taxes and equity in undistributed net income of subsidiaries	61,837	27,269	13,621
Provision for income taxes	(8,251)	(6,330)	(3,510)

Income before equity in undistributed net income of subsidiaries	70,088	33,599	17,131
Equity in undistributed net income of subsidiaries	4,276	2,089	6,100

NET INCOME	74,364	35,688	23,231
Preferred stock dividends	257	--	--

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$74,107	$35,688	$23,231

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013

NET INCOME	$74,364	$35,688	$23,231

OTHER COMPREHENSIVE INCOME
Equity in other comprehensive (loss) income of subsidiaries	(1,329)	1,666	(3,259)

COMPREHENSIVE INCOME	$73,035	$37,354	$19,972

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$74,364	$35,688	$23,231
Items not requiring (providing) cash
Stock-based compensation expense	4,018	1,423	1,417
Depreciation and amortization	317	139	145
Deferred income taxes	1,287	1,338	81
Equity in undistributed net income of bank subsidiaries	(4,276)	(2,089)	(6,100)

Changes in
Other assets	(15,232)	(1,296)	19,978
Other liabilities	13,121	(1,103)	1,891
Net cash provided by operating activities	73,599	34,100	40,643

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of premises and equipment	56	(5,435)	(174)
Additional investment in subsidiary	--	288	(27,400)
Purchases of available-for-sale securities	(354)	1,504	(1)
Cash received (paid) in business combinations	44,173	(1,640)	(53,600)
Net cash provided by (used in) investing activities	43,875	(5,283)	(81,175)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment) of long-term debt	8,126	(2,900)	46,000
Issuance of common stock, net	3,529	2,023	936
Payment to repurchase common stock	--	--	(10,848)
Dividends paid on preferred stock	(257)	--	--
Dividends paid on common stock	(27,026)	(15,359)	(13,707)
Net cash used in financing activities	(15,628)	(16,236)	22,381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,846	12,581	(18,151)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,537	4,956	23,107

CASH AND CASH EQUIVALENTS, END OF YEAR	$119,383	$17,537	$4,956

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

(b) Changes in Internal Controls. The Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2015 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2016, to be filed pursuant to Regulation 14A on or about March 14, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2016, to be filed pursuant to Regulation 14A on or about March 14, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2016, to be filed pursuant to Regulation 14A on or about March 14, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2016, to be filed pursuant to Regulation 14A on or about March 14, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2016, to be filed pursuant to Regulation 14A on or about March 14, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 23013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 (File No. 000-06253)).

10.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.10	Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, Marty D. Casteel and Robert C. Dill (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.11	Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.12	Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.13	Simmons First National Corporation Executive Stock Incentive Plan – 2010, adopted January 25, 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.14	Deferred Compensation Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.15	Simmons First National Corporation Executive Retention Program (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.16	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.17	Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.18	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.19	Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.20	Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.21	First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.22	Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.23	Executive Salary Continuation Agreement for David L. Bartlett (incorporated by reference to Exhibit 10.26 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.24	409A Amendment to the Simmons First Bank of Hot Springs Executive Salary Continuation Agreement for David Bartlett (incorporated by reference to Exhibit 10.27 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.25	Simmons First National Corporation Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134276)).

10.26	Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.27	Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed April 2, 2001 (File No. 000-06253)).

10.28	Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.29	First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.30	Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.31	Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.32	Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.33	Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.34	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

10.35	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

10.36	Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.37	Simmons First National Corporation Outside Director Stock Incentive Plan - 2014 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Patrick A. Burrow	February 29, 2016
Patrick A. Burrow, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 29, 2016.

Signature	Title

/s/ George A. Makris, Jr.	Chairman and Chief Executive Officer
George A. Makris, Jr.	and Director

/s/ Robert A. Fehlman	Senior Executive Vice President,
Robert A. Fehlman	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President, Controller and
David W. Garner	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jay D. Burchfield	Director
Jay D. Burchfield

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Christopher R. Kirkland	Director
Christopher R. Kirkland

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Joe D. Porter	Director
Joe D. Porter

/s/ Harry L. Ryburn	Director
Harry L. Ryburn

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

