Form 10-Q
period 2016-03-31
SIMMONS FIRST NATIONAL CORP
filed 2016-05-09
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2016	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒        Accelerated filer ☐        Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐  Yes  ☒ No

The number of shares outstanding of the Registrant’s Common Stock as of April 27, 2016, was 30,324,621.

Simmons First National Corporation

Quarterly Report on Form 10-Q

March 31, 2016

Part I:  Financial Information

Item 1. Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(In thousands, except share data)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$118,468	$97,656
Interest bearing balances due from banks	100,593	154,606
Federal funds sold	4,000	--
Cash and cash equivalents	223,061	252,262
Interest bearing balances due from banks - time	11,188	14,107
Investment securities
Held-to-maturity	674,502	705,373
Available-for-sale	857,673	821,407
Total investments	1,532,175	1,526,780
Mortgage loans held for sale	24,563	30,265
Assets held in trading accounts	7,074	4,422
Loans:
Legacy loans	3,472,691	3,246,454
Allowance for loan losses	(32,681)	(31,351)
Loans acquired, net of discount and allowance	1,457,370	1,672,901
Net loans	4,897,380	4,888,004
Premises and equipment	192,327	193,618
Premises held for sale	2,364	923
Foreclosed assets	41,126	44,820
Interest receivable	23,545	25,793
Bank owned life insurance	130,092	131,536
Goodwill	327,686	327,686
Other intangible assets	51,783	53,237
Other assets	72,589	66,205
Total assets	$7,536,953	$7,559,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,274,816	$1,280,234
Interest bearing transaction accounts and savings deposits	3,524,808	3,485,845
Time deposits	1,280,151	1,320,017
Total deposits	6,079,775	6,086,096
Federal funds purchased and securities sold under agreements to repurchase	97,429	99,398
Other borrowings	176,829	162,289
Subordinated debentures	60,077	60,570
Accrued interest and other liabilities	50,859	74,450
Total liabilities	6,464,969	6,482,803
Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at December 31, 2015	--	30,852
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 30,324,499 and 30,278,432 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	303	303
Surplus	665,850	662,378
Undivided profits	402,265	385,987
Accumulated other comprehensive income (loss)	3,566	(2,665)
Total stockholders’ equity	1,071,984	1,076,855
Total liabilities and stockholders’ equity	$7,536,953	$7,559,658

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
	(Unaudited)
INTEREST INCOME
Loans	$66,678	$50,986
Federal funds sold	10	29
Investment securities	8,506	5,879
Mortgage loans held for sale	278	148
Assets held in trading accounts	6	3
Interest bearing balances due from banks	144	210
TOTAL INTEREST INCOME	75,622	57,255

INTEREST EXPENSE
Deposits	3,654	2,944
Federal funds purchased and securities sold under agreements to repurchase	65	64
Other borrowings	1,128	1,051
Subordinated debentures	543	234
TOTAL INTEREST EXPENSE	5,390	4,293

NET INTEREST INCOME	70,232	52,962
Provision for loan losses	2,823	1,171

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,409	51,791

NON-INTEREST INCOME
Trust income	3,631	2,251
Service charges on deposit accounts	7,316	6,363
Other service charges and fees	1,909	1,666
Mortgage lending income	3,792	2,262
Investment banking income	687	894
Debit and credit card fees	7,200	5,648
Bank owned life insurance income	997	572
Gain (loss) on sale of securities	329	(38)
Net loss on assets covered by FDIC loss share agreements	--	(2,671)
Other income	3,642	1,390
TOTAL NON-INTEREST INCOME	29,503	18,337

NON-INTEREST EXPENSE
Salaries and employee benefits	34,773	26,610
Occupancy expense, net	4,471	3,557
Furniture and equipment expense	3,947	3,268
Other real estate and foreclosure expense	966	381
Deposit insurance	1,148	870
Merger related costs	93	10,419
Other operating expenses	16,391	12,106
TOTAL NON-INTEREST EXPENSE	61,789	57,211

INCOME BEFORE INCOME TAXES	35,123	12,917
Provision for income taxes	11,618	4,182

NET INCOME	23,505	8,735
Preferred stock dividends	24	26
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,481	$8,709
BASIC EARNINGS PER SHARE	$0.77	$0.39
DILUTED EARNINGS PER SHARE	$0.77	$0.39

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
(In thousands)	2016	2015
	(Unaudited)

NET INCOME	$23,505	$8,735

OTHER COMPREHENSIVE INCOME
Unrealized holding gains arising during the period on available-for-sale securities	10,582	5,213
Less: Reclassification adjustment for realized gains (losses) included in net income	329	(38)
Other comprehensive gain, before tax effect	10,253	5,251
Less: Tax effect of other comprehensive gain	4,022	2,060

TOTAL OTHER COMPREHENSIVE INCOME	6,231	3,191

COMPREHENSIVE INCOME	$29,736	$11,926

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(In thousands)	March 31, 2016	March 31, 2015
	(Unaudited)
OPERATING ACTIVITIES
Net income	$23,505	$8,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,087	3,001
Provision for loan losses	2,823	1,171
(Gain) loss on sale of available-for-sale securities	(329)	38
Net (accretion) of investment securities and assets not covered by FDIC loss share	(10,991)	(5,960)
Net amortization on borrowings	101	--
Stock-based compensation expense	706	485
Net accretion on assets covered by FDIC loss share	--	(184)
Deferred income taxes	108	(1,578)
Increase in cash surrender value of bank owned life insurance	(997)	(572)
Originations of mortgage loans held for sale	(122.123)	(122,329)
Proceeds from sale of mortgage loans held for sale	127,825	118,081
Changes in assets and liabilities:
Interest receivable	2,248	1,787
Assets held in trading accounts	(2,652)	459
Other assets	(6,399)	3,444
Accrued interest and other liabilities	(24,666)	2,599
Income taxes payable	1,546	7,912
Net cash (used in) provided by operating activities	(5,208)	17,089

INVESTING ACTIVITIES
Net (originations) collections of loans not covered by FDIC loss share	(6,196)	13,522
Net collections of loans covered by FDIC loss share	--	6,440
Decrease in due from banks - time	2,919	--
Purchases of premises and equipment, net	(2,782)	(3,454)
Proceeds from sale of foreclosed assets held for sale	5,768	3,916
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	--	829
Proceeds from sale of available-for-sale securities	47,191	162
Proceeds from maturities of available-for-sale securities	18,681	32,489
Purchases of available-for-sale securities	(92,592)	(52,591)
Proceeds from maturities of held-to-maturity securities	36,961	168,621
Purchases of held-to-maturity securities	(6,162)	(5,265)
Proceeds from bank owned life insurance death benefits	1,876	--
Cash received on FDIC loss share	--	3,980
Cash received in business combinations, net of cash paid	--	201,029
Net cash (used in) provided by operating activities	5,664	369,678

FINANCING ACTIVITIES
Net change in deposits	(6,321)	3,214
Repayments of subordinated debentures	(594)	--
Dividends paid on preferred stock	(24)	(26)
Dividends paid on common stock	(7,203)	(6,377)
Net change in other borrowed funds	14,540	(20,367)
Net change in federal funds purchased and securities sold under agreements to repurchase	(1,969)	(15,332)
Net shares issued under stock compensation plans	2,766	2,040
Redemption of preferred stock	(30,852)	--
Net cash used in financing activities	(29,657)	(36,848)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,201)	349,919
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,262	335,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,061	$685,828

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2014	$--	$181	$156,568	$(1,336)	$338,906	$494,319
Comprehensive income:
Net income	--	--	--	--	8,735	8,735
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $2,060	--	--	--	3,191	--	3,191
Comprehensive income						11,926
Stock issued as bonus shares – 56,600 shares	--	1	1,564	--	--	1,565
Vesting bonus shares, net of forfeitures – (9,500 shares)	--	--	384	--	--	384
Stock issued for employee stock purchase plan – 6,528 shares	--	--	226	--	--	226
Exercise of stock options – 10,410 shares	--	--	280	--	--	280
Stock granted under stock-based compensation plans	--	--	101	--	--	101
Securities exchanged under stock option plan – (745 shares)	--	--	(31)	--	--	(31)
Stock issued for Community First acquisition – 30,852 preferred shares: 6,552,915 common shares	30,852	65	268,277	--	--	299,194
Stock issued for Liberty Bank acquisition – 5,181,337 common shares	--	52	212,124	--	--	212,176
Dividends on preferred stock	--	--	--	--	(26)	(26)
Dividends on common stock – $0.23 per share	--	--	--	--	(6,377)	(6,377)

Balance, March 31, 2015 (Unaudited)	30,852	299	639,493	1,855	341,238	1,013,737
Comprehensive income:
Net income	--	--	--	--	65,629	65,629
Change in unrealized depreciation on available-for-sale securities, net of income taxes of ($2,917)	--	--	--	(4,520)	--	(4,520)
Comprehensive income	--	--	--	--	--	61,109
Stock issued as bonus shares – 38,920 shares	--	--	268	--	--	268
Vesting bonus shares, net of forfeitures – (7,164 shares)	--	--	2,168	--	--	2,168
Exercise of stock options – 60,958 shares	--	1	1,331	--	--	1,332
Stock granted under stock-based compensation plans	--	--	1,365	--	--	1,365
Securities exchanged under stock option plan – (3,605 shares)	--	--	(111)	--	--	(111)
Stock issued for Ozark Trust acquisition – 339,290 common shares	--	3	17,864	--	--	17,867
Dividends on preferred stock					(231)	(231)
Cash dividends – $0.69 per share	--	--	--	--	(20,649)	(20,649)

Balance, December 31, 2015	30,852	303	662,378	(2,665)	385,987	1,076,855
Comprehensive income:
Net income	--	--	--	--	23,505	23,505
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $4,022	--	--	--	6,231	--	6,231
Comprehensive income						29,736
Stock issued as bonus shares – 76,255 shares	--	1	3,619	--	--	3,620
Vesting bonus shares, net of forfeitures – (46,495 shares)	--	(1)	(941)	--	--	(942)
Stock issued for employee stock purchase plan – 6,002 shares	--	--	231	--	--	231
Exercise of stock options – 10,305 shares	--	--	244	--	--	244
Stock granted under stock-based compensation plans	--	--	319	--	--	319
Preferred stock redeemed	(30,852)	--	--	--	--	(30,852)
Dividends on preferred stock	--	--	--	--	(24)	(24)
Dividends on common stock – $0.24 per share	--	--	--	--	(7,203)	(7,203)

Balance, March 31, 2016 (Unaudited)	$--	$303	$665,850	$3,566	$402,265	$1,071,984

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

All adjustments made to the unaudited financial statements were of a normal recurring nature.  In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain prior year amounts are reclassified to conform to current year classification.  The consolidated balance sheet of the Company as of December 31, 2015, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2015 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

ASU 2016-02 – Leases (“ASU 2016-02”). ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 became effective for annual and interim periods beginning after December 15, 2015. The adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures.

There have been no other significant changes to the Company’s accounting policies from the 2015 Form 10-K.  Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

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

The Company evaluates loans acquired, other than purchased impaired loans, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. The Company evaluates purchased impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

Following is the computation of earnings per common share for the three months ended March 31, 2016 and 2015:

(In thousands, except per share data)	2016	2015

Net income available to common shareholders	$23,481	$8,709

Average common shares outstanding	30,326	22,258
Average potential dilutive common shares	156	92
Average diluted common shares	30,482	22,350

Basic earnings per common share	$0.77	$0.39
Diluted earnings per common share	$0.77	$0.39

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

Goodwill of $95.2 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the southwest Missouri market and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

Goodwill of $110.4 million was recorded as a result of the transaction. The merger allowed the Company’s entrance into the Tennessee market and will serve as a launching platform for possible expansion into adjacent areas. The Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions. Further the Company can benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market. This combination of factors gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2016				December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$223,484	$732	$(89)	$224,127	$237,139	$582	$(1,395)	$236,326
Mortgage-backed securities	23,734	328	(39)	24,023	24,774	86	(290)	24,570
State and political subdivisions	424,586	11,416	(15)	435,987	440,676	9,138	(123)	449,691
Other securities	2,698	--	--	2,698	2,784	--	--	2,784
Total HTM	$674,502	$12,476	$(143)	$686,835	$705,373	$9,806	$(1,808)	$713,371

Available-for-Sale
U.S. Treasury	$4,300	$2	$--	$4,302	$4,000	$--	$(6)	$3,994
U.S. Government agencies	78,195	154	(41)	78,308	121,017	118	(898)	120,237
Mortgage-backed securities	715,097	7,988	(103)	722,982	650,619	937	(4,130)	647,426
State and political subdivisions	11,090	181	(11)	11,260	9,762	112	--	9,874
Other securities	40,232	610	(21)	40,821	39,594	420	(138)	39,876
Total AFS	$848,914	$8,935	$(176)	$857,673	$824,992	$1,587	$(5,172)	$821,407

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at March 31, 2016, was $273.7 million, which is approximately 17.9% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$73,941	$(46)	$53,958	$(43)	$127,899	$(89)
Mortgage-backed securities	1,375	(3)	9,184	(36)	10,559	(39)
State and political subdivisions	6,143	(10)	1,873	(5)	8,016	(15)
Total HTM	$81,459	$(59)	$65,015	$(84)	$146,474	$(143)

Available-for-Sale
U.S. Government agencies	$31,469	$(25)	$20,284	$(16)	$51,753	$(41)
Mortgage-backed securities	57,467	(98)	15,891	(5)	73,358	(103)
State and political subdivisions	2,084	(11)	--	--	2,084	(11)
Other securities	60	(21)	--	--	60	(21)
Total AFS	$91,080	$(155)	$36,175	$(21)	$127,255	$(176)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2016, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2016, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The book value of securities sold under agreements to repurchase equaled $86.9 million and $96.8 million for March 31, 2016 and December 31, 2015, respectively.

Income earned on securities for the three months ended March 31, 2016 and 2015, is as follows:

(In thousands)	2016	2015

Taxable:
Held-to-maturity	$876	$1,389
Available-for-sale	4,434	1,583

Non-taxable:
Held-to-maturity	3,146	2,602
Available-for-sale	50	305
Total	$8,506	$5,879

Maturities of investment securities at March 31, 2016, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$39,343	$39,400	$19,592	$19,589
After one through five years	291,884	293,315	60,426	60,411
After five through ten years	119,343	122,356	7,754	7,983
After ten years	200,198	207,741	7,578	7,659
Securities not due on a single maturity date	23,734	24,023	715,097	722,982
Other securities (no maturity)	--	--	38,467	39,049
Total	$674,502	$686,835	$848,914	$857,673

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $963.4 million at March 31, 2016 and $840.4 million at December 31, 2015.

There were $329,000 of gross realized gains and no realized losses from the sale of available for sale securities during the three months ended March 31, 2016. There were $2,000 of gross realized gains and $40,000 of realized losses from the sale of available for sale securities during the three months ended March 31, 2015.

The state and political subdivision debt obligations are primarily non-rated bonds representing small, Arkansas, Illinois, Kansas, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2016, the Company’s loan portfolio was $4.930 billion, compared to $4.919 billion at December 31, 2015.  The various categories of loans are summarized as follows:

(In thousands)	March 31, 2016	December 31, 2015

Consumer:
Credit cards	$167,803	$177,288
Other consumer	227,480	208,380
Total consumer	395,283	385,668
Real Estate:
Construction	300,042	279,740
Single family residential	746,754	696,180
Other commercial	1,327,372	1,229,072
Total real estate	2,374,168	2,204,992
Commercial:
Commercial	551,695	500,116
Agricultural	143,033	148,563
Total commercial	694,728	648,679
Other	8,512	7,115
Loans	3,472,691	3,246,454
Loans acquired, net of discount and allowance (1)	1,457,370	1,672,901
Total loans	$4,930,061	$4,919,355

______________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, a factor that influenced the Company’s judgment regarding the allowance for loan losses consists of a five-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates.  Term loans are generally set up with one or three year balloons, and the Company has recently instituted a pricing mechanism for commercial loans.  It is standard practice to require personal guaranties on all commercial loans, particularly as they relate to closely-held or limited liability entities.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	March 31, 2016	December 31, 2015

Consumer:
Credit cards	$234	$212
Other consumer	439	442
Total consumer	673	654
Real estate:
Construction	4,866	4,955
Single family residential	7,744	5,453
Other commercial	18,082	4,420
Total real estate	30,692	14,828
Commercial:
Commercial	2,337	1,968
Agricultural	542	264
Total commercial	2,879	2,232
Total	$34,244	$17,714

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2016
Consumer:
Credit cards	$570	$356	$926	$166,877	$167,803	$122
Other consumer	1,500	573	2,073	225,407	227,480	313
Total consumer	2,070	929	2,999	392,284	395,283	435
Real estate:
Construction	681	4,403	5,084	294,958	300,042	243
Single family residential	5,249	3,403	8,652	738,102	746,754	91
Other commercial	1,511	3,336	4,847	1,322,525	1,327,372	--
Total real estate	7,441	11,142	18,583	2,355,585	2,374,168	334
Commercial:
Commercial	1,433	789	2,222	549,473	551,695	112
Agricultural	466	467	933	142,100	143,033	--
Total commercial	1,899	1,256	3,155	691,573	694,728	112
Other	--	--	--	8,512	8,512	--
Total	$11,410	$13,327	$24,737	$3,447,954	$3,472,691	$881

December 31, 2015
Consumer:
Credit cards	$639	$479	$1,118	$176,170	$177,288	$267
Other consumer	1,879	648	2,527	205,853	208,380	374
Total consumer	2,518	1,127	3,645	382,023	385,668	641
Real estate:
Construction	1,328	4,511	5,839	273,901	279,740	--
Single family residential	4,856	3,342	8,198	687,982	696,180	364
Other commercial	869	3,302	4,171	1,224,901	1,229,072	25
Total real estate	7,053	11,155	18,208	2,186,784	2,204,992	389
Commercial:
Commercial	3,427	637	4,064	496,052	500,116	90
Agricultural	285	243	528	148,035	148,563	56
Total commercial	3,712	880	4,592	644,087	648,679	146
Other	108	93	--	7,115	7,115	15
Total	$13,391	$13,255	$26,445	$3,220,009	$3,246,454	$1,191

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

March 31, 2016						Three Months Ended March 31, 2016
Consumer:
Credit cards	$234	$--	$--	$--	$--	$240	$10
Other consumer	443	421	18	439	11	441	6
Total consumer	677	421	18	439	11	681	16
Real estate:
Construction	5,665	1,999	2,867	4,866	160	4,910	65
Single family residential	8,140	6,937	671	7,608	210	6,628	88
Other commercial	19,174	4,813	13,261	18,074	2,441	11,245	149
Total real estate	32,979	13,749	16,799	30,548	2,811	22,783	302
Commercial:
Commercial	3,324	1,928	304	2,232	101	2,110	28
Agricultural	543	542	--	542	--	403	5
Total commercial	3,867	2,470	304	2,774	101	2,513	33
Total	$37,523	$16,640	$17,121	$33,761	$2,923	$25,977	$351

December 31, 2015						Three Months Ended March 31, 2015
Consumer:
Credit cards	$479	$479	$--	$479	$7	$318	$5
Other consumer	459	423	19	442	85	586	9
Total consumer	938	902	19	921	92	904	14
Real estate:
Construction	5,678	1,636	3,318	4,954	441	7,251	115
Single family residential	5,938	4,702	945	5,647	1,034	4,475	71
Other commercial	5,688	4,328	88	4,416	832	2,100	33
Total real estate	17,304	10,666	4,351	15,017	2,307	13,826	219
Commercial:
Commercial	2,656	1,654	334	1,988	387	762	12
Agricultural	264	264	--	264	45	301	5
Total commercial	2,920	1,918	334	2,252	432	1,063	17
Total	$21,162	$13,486	$4,704	$18,190	$2,831	$15,793	$250

At March 31, 2016, and December 31, 2015, impaired loans, net of government guarantees and excluding loans acquired, totaled $33.8 million and $18.2 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $2.9 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively. Approximately $351,000 of interest income was recognized on average impaired loans of $26.0 million for the three months ended March 31, 2016.  Interest income recognized on impaired loans on a cash basis during the three months ended March 31, 2016 and 2015 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

March 31, 2016
Consumer:
Other consumer	--	$--	1	$13	1	$13
Total consumer	--	--	1	13	1	13
Real estate:
Construction	--	--	1	190	1	190
Single-family residential	4	314	11	1,279	15	1,593
Other commercial	27	10,273	2	1,770	29	12,043
Total real estate	31	10,587	14	3,239	45	13,826
Commercial:
Commercial	2	172	5	321	7	493
Total commercial	2	172	5	321	7	493
Total	33	$10,759	20	$3,573	53	$14,332

December 31, 2015
Consumer:
Other consumer	--	$--	1	$13	1	$13
Total consumer	--	--	1	13	1	13
Real estate:
Construction	--	--	1	253	1	253
Single-family residential	2	137	11	1,335	13	1,472
Other commercial	4	2,894	1	597	5	3,491
Total real estate	6	3,031	13	2,185	19	5,216
Commercial:
Commercial	--	--	5	332	5	332
Total commercial	--	--	5	332	5	332
Total	6	$3,031	19	$2,530	25	$5,561

The following table presents loans that were restructured as TDRs during the three months ended March 31, 2016 and 2015, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended March 31, 2016
Real estate:
Single-family residential	2	$178	$178	$178	$--	$--
Other commercial	24	8,614	8,567	8,567	--	--
Total real estate	26	8,792	8,745	8,745	--	--
Commercial:
Commercial	2	$173	$172	$172	$--	$--
Total commercial	2	173	172	172	--	--
Total	28	$8,965	$8,917	$8,917	$--	$--

Three Months Ended March 31, 2015
Real estate:
Single-family residential	2	$348	$348	$348	$--	$--
Total real estate	2	348	348	348	--	--
Total	2	$348	$348	$348	$--	$--

During the three months ended March 31, 2016, the Company modified 28 loans with a recorded investment of $9.0 million prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, a specific reserve of $293,000 was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended March 31, 2015, the Company modified two loans with a recorded investment of $348,000 prior to modification which was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, no specific reserve was determined necessary for this loan. Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the three months ended March 31, 2016 and 2015, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $166,500 and $4.8 million at March 31, 2016 and 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At March 31, 2016, the Company had $2,908,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2016, the Company had $5,674,000 of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $21.3 million and $23.5 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of March 31, 2016 and December 31, 2015, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $47.9 million and $49.9 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at March 31, 2016 and December 31, 2015, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $164.5 million and $153.7 million, as of March 31, 2016 and December 31, 2015, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2016 and December 31, 2015, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2016
Consumer:
Credit cards	$167,447	$--	$356	$--	$--	$167,803
Other consumer	226,038	--	1,418	24	--	227,480
Total consumer	393,485	--	1,774	24	--	395,283
Real estate:
Construction	290,646	135	9,245	16	--	300,042
Single family residential	722,949	4,165	19,473	167	--	746,754
Other commercial	1,274,015	5,190	47,575	592	--	1,327,372
Total real estate	2,287,610	9,490	76,293	775	--	2,374,168
Commercial:
Commercial	534,083	2,669	14,933	10	--	551,695
Agricultural	141,186	414	1,433	--	--	143,033
Total commercial	675,269	3,083	16,366	10	--	694,728
Other	8,512	--	--	--	--	8,512
Loans acquired	1,369,094	19,029	65,032	3,756	459	1,457,370
Total	$4,733,970	$31,602	$159,465	$4,565	$459	$4,930,061

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2015
Consumer:
Credit cards	$176,809	$--	$479	$--	$--	$177,288
Other consumer	207,069	--	1,262	49	--	208,380
Total consumer	383,878	--	1,741	49	--	385,668
Real estate:
Construction	270,386	319	9,019	16	--	279,740
Single family residential	679,484	2,701	13,824	171	--	696,180
Other commercial	1,178,817	5,404	44,261	590	--	1,229,072
Total real estate	2,128,687	8,424	67,104	777	--	2,204,992
Commercial:
Commercial	487,563	2,760	9,787	6	--	500,116
Agricultural	147,788	--	775	--	--	148,563
Total commercial	635,351	2,760	10,562	6	--	648,679
Other	7,022	--	93	--	--	7,115
Loans acquired	1,590,384	9,150	69,219	3,689	459	1,672,901
Total	$4,745,322	$20,334	$148,719	$4,521	$459	$4,919,355

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2016
Balance, beginning of period	$5,985	$19,522	$3,893	$1,951	$31,351
Provision for loan losses	1,567	520	481	255	2,823
Charge-offs	(476)	(229)	(859)	(393)	(1,957)
Recoveries	7	112	242	103	464
Net charge-offs	(469)	(117)	(617)	(290)	(1,493)
Balance, March 31, 2016(1)	$7,083	$19,925	$3,757	$1,916	$32,681

Period-end amount allocated to:
Loans individually evaluated for impairment	$101	$2,811	$--	$11	$2,923
Loans collectively evaluated for impairment	6,982	17,114	3,757	1,905	29,758
Balance, March 31, 2016(1)	$7,083	$19,925	$3,757	$1,916	$32,681

Activity in the allowance for loan losses for the three months ended March 31, 2015 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended March 31, 2015
Balance, beginning of period	$6,962	$15,161	$5,445	$1,460	$29,028
Provision for loan losses	(16)	673	654	(140)	1,171
Charge-offs	(245)	(293)	(785)	(220)	(1,543)
Recoveries	169	12	213	133	527
Net charge-offs	(76)	(281)	(572)	(87)	(1,016)
Balance, March 31, 2015	$6,870	$15,553	$5,527	$1,233	$29,183

Period-end amount allocated to:
Loans individually evaluated for impairment	$197	$1,809	$13	$91	$2,110
Loans collectively evaluated for impairment	6,673	13,744	5,514	1,142	27,073
Balance, March 31, 2015	$6,870	$15,553	$5,527	$1,233	$29,183

Period-end amount allocated to:
Loans individually evaluated for impairment	$432	$2,307	$7	$85	$2,831
Loans collectively evaluated for impairment	5,553	17,215	3,886	1,866	28,520
Balance, December 31, 2015(1)	$5,985	$19,522	$3,893	$1,951	$31,351

(1)	Allowance for loan losses at March 31, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2016 and December 31, 2015 was $33,635,000 and $32,305,000, respectively.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

March 31, 2016
Loans individually evaluated for impairment	$2,774	$30,548	$--	$439	$33,761
Loans collectively evaluated for impairment	691,954	2,343,620	167,803	235,553	3,438,930
Balance, end of period	$694,728	$2,374,168	$167,803	$235,992	$3,472,691

December 31, 2015
Loans individually evaluated for impairment	$2,252	$15,017	$479	$442	$18,190
Loans collectively evaluated for impairment	646,427	2,189,975	176,809	215,053	3,228,264
Balance, end of period	$648,679	$2,204,992	$177,288	$215,495	$3,246,454

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

The following table reflects the carrying value of all acquired loans as of March 31, 2016 and December 31, 2015:

	Loans Acquired
(in thousands)	March 31, 2016	December 31, 2015

Consumer:
Other consumer	$62,756	$75,606
Total consumer	62,756	75,606
Real estate:
Construction	58,902	77,119
Single family residential	450,339	501,002
Other commercial	759,482	854,068
Total real estate	1,268,723	1,432,189
Commercial:
Commercial	120,993	154,533
Agricultural	4,898	10,573
Total commercial	125,891	165,106

Total loans acquired (1)	$1,457,370	$1,672,901

_____________________________________________________________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at March 31, 2016 and December 31, 2015.

Nonaccrual acquired loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	March 31, 2016	December 31, 2015

Consumer:
Other consumer	$50	$71
Total consumer	50	71
Real estate:
Construction	1,054	783
Single family residential	6,857	7,795
Other commercial	9,723	6,435
Total real estate	17,634	15,013
Commercial:
Commercial	3,703	3,859
Agricultural	--	8
Total commercial	3,703	3,867
Total	$21,387	$18,951

An age analysis of past due acquired loans segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2016
Consumer:
Other consumer	$285	$37	$322	$62,434	$62,756	$4
Total consumer	285	37	322	62,434	62,756	4
Real estate:
Construction	407	6,978	7,385	51,516	58,901	254
Single family residential	6,671	4,264	10,935	439,404	450,339	1,141
Other commercial	9,523	11,316	20,839	738,644	759,483	92
Total real estate	16,601	22,558	39,159	1,229,564	1,268,723	1,487
Commercial:
Commercial	4,200	1,839	6,039	114,955	120,994	89
Agricultural	301	--	301	4,596	4,897	--
Total commercial	4,501	1,839	6,340	119,551	125,891	89

Total	$21,387	$24,434	$45,821	$1,411,549	$1,457,370	$1,580

December 31, 2015
Consumer:
Other consumer	$826	$122	$948	$74,658	$75,606	$57
Total consumer	826	122	948	74,658	75,606	57
Real estate:
Construction	736	9,449	10,185	66,934	77,119	410
Single family residential	9,493	4,850	14,343	486,659	501,002	1,246
Other commercial	12,910	7,810	20,720	833,348	854,068	203
Total real estate	23,139	22,109	45,248	1,386,941	1,432,189	1,859
Commercial:
Commercial	1,999	2,334	4,333	150,200	154,533	912
Agricultural	114	396	510	10,063	10,573	396
Total commercial	2,113	2,730	4,843	160,263	165,106	1,308

Total	$26,078	$24,961	$51,039	$1,621,862	$1,672,901	$3,224

The following table presents a summary of acquired loans by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2016
Consumer:
Other consumer	$62,554	$--	$202	$--	$--	$62,756
Total consumer	62,554	--	202	--	--	62,756
Real estate:
Construction	52,272	21	6,609	--	--	58,902
Single family residential	430,934	2,053	15,605	1,743	4	450,339
Other commercial	707,033	16,664	35,330	--	455	759,482
Total real estate	1,190,239	18,738	57,544	1,743	459	1,268,723
Commercial:
Commercial	111,631	291	7,058	2,013	--	120,993
Agricultural	4,670	--	228	--	--	4,898
Total commercial	116,301	291	7,286	2,013	--	125,891

Total	$1,369,094	$19,029	$65,032	$3,756	$459	$1,457,370

December 31, 2015
Consumer:
Other consumer	$75,330	$--	$276	$--	$--	$75,606
Total consumer	75,330	--	276	--	--	75,606
Real estate:
Construction	68,775	--	8,344	--	--	77,119
Single family residential	479,193	1,490	18,640	1,675	4	501,002
Other commercial	812,537	7,328	33,748	--	455	854,068
Total real estate	1,360,505	8,818	60,732	1,675	459	1,432,189
Commercial:
Commercial	144,239	332	7,948	2,014	--	154,533
Agricultural	10,310	--	263	--	--	10,573
Total commercial	154,549	332	8,211	2,014	--	165,106

Total	$1,590,384	$9,150	$69,219	$3,689	$459	$1,672,901

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

The impact of the adjustments on the Company’s financial results for the three months ended March 31, 2016 and 2015 is shown below:

	Three Months Ended March 31,
(In thousands)	2016	2015

Impact on net interest income	$1,095	$6,102
Non-interest income(1)	--	(2,745)
Net impact to pre-tax income	1,095	3,357

Net impact, net of taxes	$665	$2,040

______________________________________________________________

(1)	Negative non-interest income resulted from the amortization of the FDIC indemnification assets. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization.

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$954	$23,469	$20,635	$169,098
Additions	--	--	(116)	17,750
Accretable yield adjustments	2,432	--	3,074	--
Accretion	(1,352)	1,352	(6,367)	6,367
Payments and other reductions, net	--	(3,562)	--	(15,524)
Balance, ending	$2,034	$21,259	$17,226	$177,691

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans. During 2015, the Company recorded a provision totaling $736,000 to cover impairment in the estimated credit quality of acquired loans, not covered by loss share. Non-covered loans were subsequently charged-off and the allowance was used during 2015. Because of the termination of the loss share agreements, the allowance for previously covered loans was reclassified to allowance for acquired non-covered loans, resulting in a total allowance on acquired non-covered loans of $954,000 at March 31, 2016 and December 31, 2015.

The purchase and assumption agreements for the FDIC-assisted acquisitions allowed for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses failed to reach the expected loss level under a claw back provision (“true-up provision”). The amount of the true-up provision for each acquisition was measured and recorded at Day 1 fair values. It was calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement, then discounted back to net present value. Due to the termination of the FDIC agreements in September 2015 there was no amortization expense recorded for the three months ended March 31, 2016. For the three months ended March 31, 2015, amortization expense of $40,000 and an adjustment related to changes in expected losses of $254,000 was recorded.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $327.7 million at March 31, 2016 and December 31, 2015.  Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2016 or the year ended December 31, 2015.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $11.3 million and $14.6 million were recorded during the first quarter of 2015 as part of the Community First and Liberty acquisitions, respectively.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Community First acquisition on February 27, 2016 included an insurance line of business and the Company recorded an intangible asset of $420,000 during the first quarter of 2015.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2016 and December 31, 2015, were as follows:

(In thousands)	March 31, 2016	December 31, 2015

Goodwill	$327,686	$327,686
Core deposit premiums:
Gross carrying amount	43,617	43,648
Accumulated amortization	(7,267)	(6,217)
Core deposit premiums, net	36,350	37,431
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(1,034)	(931)
Purchased credit card relationships, net	1,034	1,137
Books of business intangible:
Gross carrying amount	15,293	15,293
Accumulated amortization	(894)	(624)
Books of business intangible, net	14,399	14,669
Other intangible assets, net	51,783	53,237
Total goodwill and other intangible assets	$379,469	$380,923

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2016 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2016	$4,359
	2017	5,815
	2018	5,711
	2019	5,401
	2020	5,389
	Thereafter	25,108
	Total	$51,783

NOTE 7: TIME DEPOSITS

Time deposits include approximately $605,236,000 and $625,775,000 of certificates of deposit of $100,000 or more at March 31, 2016, and December 31, 2015, respectively. Of this total approximately $189,642,000 and $186,352,000 of certificates of deposit were over $250,000 at March 31, 2016 and December 31, 2015, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2016	March 31, 2015
Income taxes currently payable	$11,510	$5,760
Deferred income taxes	108	(1,578)
Provision for income taxes	$11,618	$4,182

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	March 31, 2016	December 31, 2015

Deferred tax assets:
Loans acquired	$13,194	$14,716
Allowance for loan losses	13,186	12,700
Valuation of foreclosed assets	11,183	11,212
Tax NOLs from acquisition	14,593	14,593
Deferred compensation payable	2,714	2,767
Vacation compensation	2,309	2,250
Accrued equity and other compensation	5,545	5,197
Acquired securities	1,766	1,770
Other accrued liabilities	1,938	1,943
Unrealized loss on available-for-sale securities	--	1,655
Other	3,016	3,006
Gross deferred tax assets	69,444	71,809

Deferred tax liabilities:
Goodwill and other intangible amortization	(30,110)	(30,550)
Limitations under IRC Sec 382	(3,481)	(3,478)
Accumulated depreciation	(3,893)	(3,914)
Unrealized gain on available-for-sale securities	(2,362)	--
Other	(4,043)	(4,187)
Gross deferred tax liabilities	(43,889)	(42,129)

Net deferred tax asset, included in other assets	$25,555	$29,680

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2016	March 31, 2015

Computed at the statutory rate (35%)	$12,293	$4,504
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	641	308
Tax exempt interest income	(1,135)	(1,024)
Tax exempt earnings on BOLI	(296)	(152)
Federal tax credits	(26)	--
Other differences, net	141	546
Actual tax provision	$11,618	$4,182

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

The gross amount of recognized liabilities for repurchase agreements was $86.9 million and $96.8 million at March 31, 2016 and December 31, 2015, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2016
Repurchase agreements:
U.S. Government agencies	$79,535	$--	$--	$7,329	$86,864

December 31, 2015
Repurchase agreements:
U.S. Government agencies	$89,512	$--	$--	$7,326	$96,838

NOTE 10: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at March 31, 2016 and December 31, 2015 consisted of the following components:

(In thousands)	March 31, 2016	December 31, 2015

Other Borrowings
FHLB advances, net of discount, due 2016 to 2033, 0.35% to 7.37% secured by residential real estate loans	$125,603	$109,989
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	51,226	52,300
Total other borrowings	176,829	162,289

Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,149	9,723
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,014	9,975
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,165	5,167
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,073	5,063
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,056	10,022
Total subordinated debentures	60,077	60,570
Total other borrowings and subordinated debentures	$236,906	$222,859

During October 2015, the Company borrowed $52.3 million from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

At March 31, 2016, the Company had $70.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $125.6 million at March 31, 2016, with approximately $985.9 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.089 billion at March 31, 2016.

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

Aggregate annual maturities of long-term debt at March 31, 2016, are:

(In thousands)	Year	Annual Maturities

	2016	$82,134
	2017	14,564
	2018	24,596
	2019	7,720
	2020	36,389
	Thereafter	71,503
	Total	$236,906

NOTE 11: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 12: COMMON STOCK

During 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 850,000 shares of Class A common stock, or approximately 5% of the shares outstanding at that time. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. The Company suspended its stock repurchases in August of 2013, with 154,136 shares remaining available for repurchase under the program.

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

NOTE 13: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Commissioner of the Arkansas State Bank Department is required, if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year.  At March 31, 2016, the Company’s subsidiary bank had approximately $4.4 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Arkansas State Bank Department include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under the newly adopted Basel III Rules, the criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, an 8% "Tier 1 risk-based capital" ratio, 10% "total risk-based capital" ratio; and a 6.50% “common equity Tier 1 (CET1)” ratio.

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).  As of March 31, 2016, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company's CET1 ratio was 13.85% at March 31, 2016.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2016:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2016	484,497	$40.59	183,101	$35.65
Granted	58,090	47.02	76,255	46.92
Stock Options Exercised	(10,305)	23.72	--	--
Stock Awards Vested	--	--	(35,082)	30.69
Forfeited/Expired	(3,645)	44.40	(46,495)	34.40
Balance, March 31, 2016	528,637	$41.64	177,779	$41.79
Exercisable, March 31, 2016	251,908	$37.79

The following table summarizes information about stock options under the plans outstanding at March 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17.55	-	$21.51	21,997	5.06	$20,05	15,647	$19.89
26.19	-	26.19	21,450	0.14	26.19	21,450	26.19
28.42	-	28.42	24,800	1.12	28.42	24,800	28.42
30.31	-	30.31	28,090	2.04	30.31	28,090	30.31
40.57	-	40.57	48,690	7.41	40.57	48,690	40.57
40.72	-	40.72	1,500	8.63	40.72	300	40.72
44.40	-	44.40	62,460	7.64	44.40	34,512	44.40
45.50	-	45.50	258,255	9.36	45.50	77,161	45.50
47.02	-	47.02	58,090	9.81	47.02	--	--
48.13	-	48.13	3,305	9.46	48.13	1,258	48.13
$17.55	-	$48.13	528,637	7.70	$41.64	251,908	$37.79

Total stock-based compensation expense was $1,215,000 and $485,000 during the three months ended March 31, 2016 and 2015, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $1,799,000 of unrecognized stock-based compensation expense related to stock options at March 31, 2016. Unrecognized stock-based compensation expense related to non-vested stock awards was $4,885,000 at March 31, 2016.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.2 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2016 was $2,050,000 and $1,870,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $45.07 as of March 31, 2016, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and March 31, 2015, was $220,000 and $193,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during the three months ended March 31, 2016 and March 31, 2015 was $11.64 and $8.81 per share, respectively. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Expected dividend yield	1.96%	2.15%
Expected stock price volatility	27.34%	21.08%
Risk-free interest rate	2.01%	2.01%
Expected life of options (in years)	7	10

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
(In thousands)	2016	2015

Interest paid	$5,326	$3,372
Income taxes paid	5,991	7,274
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	2,074	2,774
Transfers of loans acquired covered by FDIC loss share to foreclosed assets covered by FDIC loss share	--	435
Transfers of premises and equipment to premises held for sale	1,441	--
Transfers of premises held for sale to foreclosed assets held for sale	--	6,126

NOTE 16: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2016	2015

Professional services	$3,501	$1,804
Postage	1,235	933
Telephone	1,060	861
Credit card expense	2,830	1,989
Operating supplies	358	454
Amortization of intangibles	1,455	899
Branch right sizing expense	14	35
Other expense	5,938	5,131
Total other operating expenses	$16,391	$12,106

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

At March 31, 2016, the Company had outstanding commitments to extend credit aggregating approximately $630,888,000 and $903,999,000 for credit card commitments and other loan commitments.  At December 31, 2015, the Company had outstanding commitments to extend credit aggregating approximately $497,961,000 and $805,673,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $26,823,000 and $23,515,000 at March 31, 2016, and December 31, 2015, respectively, with terms ranging from 9 months to 15 years.  At March 31, 2016 and December 31, 2015, the Company had no deferred revenue under standby letter of credit agreements.

NOTE 19: PREFERRED STOCK

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”). The preferred stock is held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualifies as Tier 1 capital and paid quarterly dividends.  The rate remained fixed at 1% through February 18, 2016, at which time it would convert to a fixed rate of 9%. On January 29, 2016, the Company redeemed all of the preferred stock, including accrued and unpaid dividends

NOTE 20: FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
ASSETS
Available-for-sale securities
U.S. Treasury	$4,302	$4,302	$--	$--
U.S. Government agencies	78,308	--	78,308	--
Mortgage-backed securities	722,982	--	722,982	--
State and political subdivisions	11,260	--	11,260	--
Other securities	40,821	--	40,821	--
Assets held in trading accounts	7,074	2,109	4,965	--

December 31, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$3,994	$3,994	$--	$--
U.S. Government agencies	120,237	--	120,237	--
Mortgage-backed securities	647,426	--	647,426	--
States and political subdivisions	9,874	--	9,874	--
Other securities	39,876	--	39,876	--
Assets held in trading accounts	4,422	2,409	2,013	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on unobservable market data.  As of March 31, 2016 and December 31, 2015, the fair value of foreclosed assets held for sale less estimated costs to sell was $41.1 million and $44.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2016 and December 31, 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
ASSETS
Impaired loans (1) (2) (collateral dependent)	$13,160	$--	$--	$13,160
Foreclosed assets held for sale (1)	10,523	--	--	10,523

December 31, 2015
ASSETS
Impaired loans (1) (2) (collateral dependent)	$19,027	$--	$--	$19,027
Foreclosed assets held for sale (1)	14,459	--	--	14,459

________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)

Specific allocations of $2,350,000 and $1,136,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended March 31, 2016 and December 31, 2015, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2016
Financial assets:
Cash and cash equivalents	$223,061	$223,061	$--	$--	$223,061
Interest bearing balances due from banks - time	11,188	--	11,188	--	11,188
Held-to-maturity securities	674,502	--	686,835	--	686,835
Mortgage loans held for sale	24,563	--	--	24,563	24,563
Interest receivable	23,545	--	23,545	--	23,545
Legacy loans (net of allowance)	3,440,010	--	--	3,427,771	3,427,771
Loans acquired (net of allowance)	1,457,370	--	--	1,452,185	1,452,185

Financial liabilities:
Non-interest bearing transaction accounts	1,274,816	--	1,274,816	--	1,274,816
Interest bearing transaction accounts and savings deposits	3,524,808	--	3,524,808	--	3,524,808
Time deposits	1,280,151	--	--	1,277,555	1,277,555
Federal funds purchased and securities sold under agreements to repurchase	97,429	--	97,429	--	97,429
Other borrowings	176,829	--	196,668	--	196,668
Subordinated debentures	60,077	--	54,803	--	54,803
Interest payable	1,864	--	1,864	--	1,864

December 31, 2015
Financial assets:
Cash and cash equivalents	$252,262	$252,262	$--	$--	$252,262
Interest bearing balances due from banks - time	14,107	--	14,105	--	14,105
Held-to-maturity securities	705,373	--	713,371	--	713,371
Mortgage loans held for sale	30,265	--	--	30,265	30,265
Interest receivable	25,793	--	25,793	--	25,793
Legacy loans (net of allowance)	3,215,103	--	--	3,204,153	3,204,153
Loans acquired (net of allowance)	1,672,901	--	--	1,667,204	1,667,204

Financial liabilities:
Non-interest bearing transaction accounts	1,280,234	--	1,280,234	--	1,280,234
Interest bearing transaction accounts and savings deposits	3,485,845	--	3,485,845	--	3,485,845
Time deposits	1,320,017	--	--	1,315,254	1,315,254
Federal funds purchased and securities sold under agreements to repurchase	99,398	--	99,398	--	99,398
Other borrowings	162,289	--	168,254	--	168,254
Subordinated debentures	60,570	--	55,954	--	55,954
Interest payable	1,800	--	1,800	--	1,800

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three month periods ended March 31, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Little Rock, Arkansas

May 9, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2016 was $23.5 million and diluted earnings per share were $0.77, compared to net income of $8.7 million and $0.39 diluted earnings per share for the same period of 2015.

Net income for the quarter in both 2016 and 2015 included nonrecurring items that impacted net income. The 2015 nonrecurring items were significant and all related to our acquisitions. Excluding all nonrecurring items, core earnings for the three months ended March 31, 2016 were $23.2 million, or $0.76 diluted core earnings per share, compared to $15.7 million, or $0.70 diluted core earnings per share for the same period in 2015. Diluted core earnings per share increased by $0.06, or 8.6%. See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

On February 19, 2016, we merged Simmons First Trust Company and Trust Company of the Ozarks with and into Simmons First National Bank. We believe this will allow us to offer our trust services in an efficient and consistent manner throughout our footprint.

On February 27, 2015, we closed the transactions to acquire Community First Bancshares, Inc. (“Community First”) and Liberty Bancshares, Inc. (“Liberty”) and at March 31, 2015 Liberty Bank and First State Bank operated as independently chartered banks. Liberty Bank was subsequently merged into our lead bank, Simmons First National Bank, on April 24, 2015 with a simultaneous systems conversion. First State Bank was subsequently merged into our lead bank, Simmons First National Bank, on September 4, 2015 with a simultaneous systems conversion. As a result of these acquisitions, we recognized $7.0 million in after tax merger related expenses during the quarter ended March 31, 2015.

We believe that our operating results reflect the successful integration of twelve separately chartered banks and two trust companies in the last two years. As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits. We continue to pursue growth opportunities and focus on improvement in our core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions, which enabled us to produce a net interest margin of 4.41% for the quarter.

Stockholders’ equity as of March 31, 2016 was $1.072 billion, book value per share was $35.35 and tangible book value per share was $22.84.  Our ratio of stockholders’ equity to total assets was 14.2% and the ratio of tangible stockholders’ equity to tangible assets was 9.7% at March 31, 2016. The Company’s Tier I leverage ratio of 11.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $7.537 billion at March 31, 2016, compared to $7.560 billion at December 31, 2015 and $7.815 billion at March 31, 2015.  Total loans, including loans acquired, were $4.931 billion at March 31, 2016, compared to $4.919 billion at December 31, 2015 and $4.636 billion at March 31, 2015. We continue to have good asset quality.

Effective April 1, 2016, our wholly-owned subsidiary, Simmons First National Bank converted from a national banking association to an Arkansas state-chartered bank. The bank’s name changed to Simmons Bank. Simmons Bank is a member bank of the Federal Reserve System through the Federal Reserve Bank of St. Louis. The charter conversion was a strategic undertaking that we believe will enhance our operations in the long term.

Simmons First National Corporation is a $7.5 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas, Missouri and Tennessee.

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

Covered Loans and Related Indemnification Asset

In September 2015, the Bank entered into an agreement with the FDIC to terminate all of its remaining loss-sharing agreements. As a result, all FDIC-acquired assets are now classified as non-covered. All acquired loans are recorded at their discounted net present value; therefore, they are excluded from the computations of the asset quality ratios for the legacy loan portfolio, except for their inclusion in total assets. Under the early termination, all rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

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

Employee Benefit Plans

We have adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, bonus stock awards and performance stock awards. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 14, Stock Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Net Interest Income

For the three month period ended March 31, 2016, net interest income on a fully taxable equivalent basis was $72.3 million, an increase of $17.5 million, or 31.9%, over the same period in 2015.  The increase in net interest income was the result of an $18.6 million increase in interest income and a $1.1 million increase in interest expense.

The increase in interest income primarily resulted from a $15.7 million increase in interest income on loans, consisting of legacy loans and acquired loans. The increase in loan volume during 2016 generated $20.9 million of additional interest income, while a 62 basis point decline in yield resulted in a $5.2 million decrease in interest income. The interest income increase from loan volume was primarily due to our 2015 acquisitions of Liberty and Community First; however, a portion of the increase in loan interest income can be attributed to our legacy loan growth from the same period last year.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our acquired loans, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loans, and adjustments may or may not be required.  The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans.  This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans.  For loans previously covered by FDIC loss sharing agreements, any increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, which were recorded as indemnification assets.  The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loans, whichever is shorter, and were recorded in non-interest expense.

For the three months ended March 31, 2016, interest income was less by $5.0 million and non-interest income was greater by $2.7 million, compared to the same period in 2015, due to the adjustments discussed above. The net effect lowered 2016 first quarter pre-tax income by $2.3 million from 2015. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loans. With the termination of the loss sharing agreements in 2015, there will be no future adjustments to non-interest income.

The $1.1 million increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Liberty and Community First acquisitions.

Net Interest Margin

Our net interest margin increased 7 basis points to 4.41% for the three month period ended March 31, 2016, when compared to 4.34% for the same period in 2015.  The most significant factor in the increasing margin during the three month period ended March 31, 2016 is the impact of the lower accretable yield adjustments discussed above offset by the impact of the loans acquired in the Liberty and Community First acquisitions. Normalized for all accretion on acquired loans, our net interest margin at March 31, 2016 and 2015 was 3.92% and 3.86%, respectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2016 and 2015, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2016, versus March 31, 2015.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended March 31,
(In thousands)	2016	2015

Interest income	$75,622	$57,255
FTE adjustment	2,084	1,846
Interest income – FTE	77,706	59,101
Interest expense	5,390	4,293
Net interest income – FTE	$72,316	$54,808

Yield on earning assets – FTE	4.74%	4.68%
Cost of interest bearing liabilities	0.42%	0.42%
Net interest spread – FTE	4.32%	4.26%
Net interest margin – FTE	4.41%	4.34%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended March 31, 2016 vs. 2015

Increase due to change in earning assets	$22,438
Decrease due to change in earning asset yields	(3,833)
Decrease due to change in interest bearing liabilities	(888)
Decrease due to change in interest rates paid on interest bearing liabilities	(209)
Increase in net interest income	$17,508

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2016 and 2015.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2016			2015
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$167,381	$144	0.35	$371,195	$210	0.23
Federal funds sold	1,839	10	2.19	56,846	29	0.21
Investment securities - taxable	1,076,855	5,311	1.98	946,932	2,011	0.86
Investment securities - non-taxable	429,817	5,249	4.91	338,575	5,714	6.84
Mortgage loans held for sale	26,616	278	4.20	14,655	148	4.10
Assets held in trading accounts	5,196	6	0.46	6,782	3	0.18
Loans	4,889,685	66,708	5.49	3,386,853	50,986	6.11
Total interest earning assets	6,597,389	77,706	4.74	5,121,838	59,101	4.68
Non-earning assets	901,796			648,896
Total assets	$7,499,185			$5,770,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,484,571	$2,018	0.23	$2,601,046	$1,348	0.21
Time deposits	1,303,614	1,636	0.50	1,154,492	1,596	0.56
Total interest bearing deposits	4,788,185	3,654	0.31	3,755,538	2,944	0.32
Federal funds purchased and securities sold under agreement to repurchase	113,551	65	0.23	121,568	64	0.21
Other borrowings	184,000	1,128	2.47	183,953	1,051	2.32
Subordinated debentures	60,109	543	3.63	35,686	234	2.66
Total interest bearing liabilities	5,145,845	5,390	0.42	4,096,745	4,293	0.42
Non-interest bearing liabilities:
Non-interest bearing deposits	1,225,311			946,979
Other liabilities	53,240			43,825
Total liabilities	6,424,396			5,087,549
Stockholders’ equity	1,074,789			683,185
Total liabilities and stockholders’ equity	$7,499,185			$5,770,734
Net interest spread			4.32			4.26
Net interest margin		$72,316	4.41		$54,808	4.34

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2016, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31, 2016 over 2015
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks	$(146)	$80	$(66)
Federal funds sold	(53)	34	(19)
Investment securities - taxable	310	2,990	3,300
Investment securities - non-taxable	1,330	(1,795)	(465)
Mortgage loans held for sale	125	5	130
Assets held in trading accounts	(1)	4	3
Loans	20,873	(5,151)	15,722
Total	22,438	(3,833)	18,605

Interest expense:
Interest bearing transaction and savings accounts	498	172	670
Time deposits	195	(155)	40
Federal funds purchased and securities sold under agreements to repurchase	(4)	5	1
Other borrowings	--	77	77
Subordinated debentures	199	110	309
Total	888	209	1,097
Increase (decrease) in net interest income	$21,550	$(4,042)	$17,508

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

The provision for loan losses for the three month period ended March 31, 2016, was $2.8 million, compared to $1.2 million for the three month period ended March 31, 2015, an increase of $1.6 million. See Allowance for Loan Losses section for additional information.

The provision increase resulted from several reasons. Our increased organic legacy loan growth rate required additional allowance. Significant loan growth in our Missouri and Tennessee markets, both from new loans and from acquired loans migrating to legacy, required an allowance to be established for those loans through a provision. No provision was recorded on acquired loans during the three months ended March 31, 2016 as our credit mark on purchased credit impaired loans was deemed sufficient.

NON-INTEREST INCOME

Total non-interest income was $29.5 million for the three month period ended March 31, 2016, an increase of $11.2 million, or 60.9%, compared to $18.3 million for the same period in 2015.

As previously discussed in the Net Interest Income section, there was a $2.7 million increase in non-interest income from the three month period ended March 31, 2016 to the same period of 2015 due to the elimination of the amortization of the indemnification asset expected to be collected from the FDIC covered loan portfolios.    Excluding the indemnification asset amortization adjustments, non-interest income increased $8.5 million, or 40.4%, due primarily to the addition of Liberty and First State.

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

Table 5 shows non-interest income for the three month periods ended March 31, 2016 and 2015, respectively, as well as changes in 2016 from 2015.

Table 5:  Non-Interest Income

	Three Months Ended March 31		2016 Change from
(In thousands)	2016	2015	2015
Trust income	$3,631	$2,251	$1,380	61.31%
Service charges on deposit accounts	7,316	6,363	953	14.98
Other service charges and fees	1,909	1,666	243	14.59
Mortgage lending income	3,792	2,262	1,530	67.64
Investment banking income	687	894	(207)	-23.15
Credit card fees	7,200	5,648	1,552	27.48
Bank owned life insurance income	997	572	425	74.3
Gain (loss) on sale of Sec, net	329	(38)	367	965.79
Net (loss) gain on assets covered by FDIC loss share agreements	--	(2,671)	2,671	100.00
Other income	3,642	1,390	2,252	162.01
Total non-interest income	$29,503	$18,337	$11,166	60.89%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended March 31, 2016, was $20.1 million, an increase of $4.1 million from the three month period ended March 31, 2015.  Trust income increased by $1.4 million or 61.31%, and service charges on deposit accounts increased by $953,000, or 14.98%. The majority of the increase was due to the additions of accounts from the Community First and Liberty acquisitions and trust operations due to the Ozark Trust acquisition.

Mortgage lending income increased by $1.5 million for the three months ended March 31, 2016 compared to last year, due primarily to additional lenders and customers as a result of the Community First and Liberty acquisitions.

Net loss on assets covered by FDIC loss share agreements decreased by $2.7 million due to the termination of the FDIC loss share agreements and the related indemnification asset.

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

Non-interest expense for the three months ended March 31, 2016 was $61.8 million, an increase of $4.6 million, or 8.0%, from the same period in 2015. The most significant impact to non-interest expense were the following nonrecurring items.

First, we saw a $10.3 million decrease in merger related costs from last year. We only had $93,000 of merger related costs in the first quarter of 2016 compared to $10.4 million in merger related costs from our acquisitions of Liberty and Community First in the first quarter of 2015.

Branch right sizing expense for the first quarter of 2016 declined to $14,000 from $35,000 for the first quarter of 2015.

Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense for the three months ended March 31, 2016 increased $14.9 million, or 31.9%, from the same period in 2015, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits increased by $8.2 million for the three months ended March 31, 2016 and occupancy expense increased by $914,000 for the same period, while furniture and equipment expense increased by $679,000 from the same period in 2015. These increases, along with the increases in several other operating expense categories, were a result of the Community First and Liberty acquisitions. Professional services increased by $1.7 million for the three months ended March 31, 2016 from the same period in 2015 related to exam fees, auditing and accounting services and general consulting expenses.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2016 and 2015, respectively, as well as changes in 2016 from 2015.

Table 6:  Non-Interest Expense

	Three Months Ended March 31		2016 Change from
(In thousands)	2016	2015	2015
Salaries and employee benefits	$34,773	$26,610	$8,163	30.68%
Occupancy expense, net	4,471	3,557	914	25.70
Furniture and equipment expense	3,947	3,268	679	20.78
Other real estate and foreclosure expense	966	381	585	153.54
Deposit insurance	1,148	870	278	31.95
Merger related costs	93	10,419	(10,326)	-99.11
Other operating expenses:
Professional services	3,501	1,804	1,697	94.07
Postage	1,235	933	302	32.37
Telephone	1,060	861	199	23.11
Credit card expenses	2,830	1,989	841	42.28
Operating supplies	358	454	(96)	-21.15
Amortization of intangibles	1,455	899	556	61.85
Branch right sizing expense	14	35	(21)	-60.00
Other expense	5,938	5,131	807	15.73

Total non-interest expense	$61,789	$57,211	$4,578	8.00%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $3.325 billion and $2.085 billion during the first three months of 2016 and 2015, respectively.  As of March 31, 2016, total loans, excluding loans acquired, were $3.473 billion, an increase of $226.2 million from December 31, 2015.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2015 to March 31, 2016 included $36.4 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of March 31, 2016.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2016	December 31, 2015

Consumer:
Credit cards	$167,803	$177,288
Other consumer	227,480	208,380
Total consumer	395,283	385,668
Real estate:
Construction	300,042	279,740
Single family residential	746,754	696,180
Other commercial	1,327,372	1,229,072
Total real estate	2,374,168	2,204,992
Commercial:
Commercial	551,695	500,116
Agricultural	143,033	148,563
Total commercial	694,728	648,679
Other	8,512	7,115
Total loans, excluding loans acquired, before allowance for loan losses	$3,472,691	$3,246,454

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $395.3 million at March 31, 2016, or 11.3% of total loans, compared to $385.7 million, or 11.9% of total loans at December 31, 2015.  The increase in consumer loans from December 31, 2015, to March 31, 2016, was due to growth in direct and indirect consumer loans partially offset by the expected seasonal decline in our credit card portfolio.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $2.374 billion at March 31, 2016, or 68.4% of total loans, compared to the $2.205 billion, or 67.9%, of total loans at December 31, 2015, an increase of $169.2 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $694.7 million at March 31, 2016, or 20.0% of total loans, compared to $648.7 million, or 20.0% of total loans at December 31, 2015, an increase of $46.0 million.  Non-agricultural commercial loans increased to $551.7 million, a $51.6 million, or 10.3%, growth from December 31, 2015. Agricultural loans decreased to $143.0 million, a $5.5 million, or 3.7%, decline primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

On August 31, 2014, we completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), and issued 1,629,424 shares of the Company’s common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock. Included in the acquisition were loans with a fair value of $311.7 million.

On November 25, 2013, we completed the acquisition of Metropolitan National Bank (“Metropolitan”), in which the Company purchased all the stock of Metropolitan for $53.6 million in cash. The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code. Included in the acquisition were loans with a fair value of $457.4 million and foreclosed assets with a fair value of $42.9 million.

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

Table 8 reflects the carrying value of all acquired loans as of March 31, 2016 and December 31, 2015.

Table 8:  Loans Acquired

(In thousands)	March 31, 2016	December 31, 2015

Consumer:
Other consumer	$62,756	$75,606
Total consumer	62,756	75,606
Real estate:
Construction	58,902	77,119
Single family residential	450,339	501,002
Other commercial	759,482	854,068
Total real estate	1,268,723	1,432,189
Commercial:
Commercial	120,993	154,533
Agricultural	4,898	10,573
Total commercial	125,891	165,106
Total loans acquired (1)	$1,457,370	$1,672,901

_____________________________________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at March 31, 2016 and December 31, 2015.

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

Total non-performing assets, excluding all loans acquired, increased by $12.6 million from December 31, 2015 to March 31, 2016.  Foreclosed assets held for sale decreased by $3.7 million. Nonaccrual loans increased by $16.5 million during the period, primarily CRE loans. Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 1.16% at March 31, 2016, compared to 0.89% at December 31, 2015. The increase in the non-performing ratio from the fourth quarter is primarily the result of a single credit totaling $13.5 million. We feel we are adequately reserved for the potential exposure related to this credit. Excluding this credit, the non-performing ratio was relatively unchanged at 0.98% for March 31, 2016.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance increased to $14.3 million at March 31, 2016, compared to $5.6 million at December 31, 2015.  The majority of our TDRs remain in the CRE portfolio.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 0.94% as of March 31, 2016.  Non-performing loans equaled 1.01% of total loans.  Non-performing assets were 1.02% of total assets, a 17 basis point increase from December 31, 2015.  The allowance for loan losses was 93% of non-performing loans.  Our annualized net charge-offs to total loans for the first three months of 2016 was 0.18%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.11%.  Annualized net credit card charge-offs to total credit card loans were 1.46%, compared to 1.28% during the full year 2015, and more than 140 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	March 31, 2016	December 31, 2015

Nonaccrual loans (1)	$34,244	$17,714
Loans past due 90 days or more (principal or interest payments)	881	1,191
Total non-performing loans	35,125	18,905
Other non-performing assets:
Foreclosed assets held for sale	41,126	44,820
Other non-performing assets	256	211
Total other non-performing assets	41,382	45,031
Total non-performing assets	$76,507	$63,936

Performing TDRs	$10,759	$3,031
Allowance for loan losses to non-performing loans	93%	166%
Non-performing loans to total loans	1.01%	0.58%
Non-performing assets to total assets (2)	1.02%	0.85%

________________________________________________

(1)	Includes nonaccrual TDRs of approximately $3.6 million at March 31, 2016 and $2.5 million at December 31, 2015.

(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2016 and 2015.

At March 31, 2016, impaired loans, net of government guarantees and loans acquired, were $33.8 million compared to $18.2 million at December 31, 2015. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2016	2015

Balance, beginning of year	$31,351	$29,028
Loans charged off:
Credit card	859	785
Other consumer	393	220
Real estate	229	293
Commercial	476	245
Total loans charged off	1,957	1,543
Recoveries of loans previously charged off:
Credit card	242	213
Other consumer	103	133
Real estate	112	12
Commercial	7	169
Total recoveries	464	527
Net loans charged off	1,493	1,016
Provision for loan losses(1)	2,823	1,171
Balance, March 31(2)	$32,681	29,183

Loans charged off:
Credit card		2,322
Other consumer		1,452
Real estate		1,287
Commercial		1,170
Total loans charged off		6,231
Recoveries of loans previously charged off:
Credit card		677
Other consumer		405
Real estate		191
Commercial		11
Total recoveries		1,284
Net loans charged off		4,947
Provision for loan losses(1)		7,115
Balance, end of year(2)		$31,351

___________________________________________________________________________________

(1)  Provision for loan losses of $736,000 attributable to loans acquired, was excluded from this table for 2015 (total year-to-date provision for loan losses is $9,022,000). The $736,000 was subsequently charged-off, resulting in no increase in the allowance related to loans acquired.

(2) Allowance for loan losses at March 31, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2016 and December 31, 2015 was $33,635,000 and $32,305,000, respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of March 31, 2016, the allowance for loan losses reflects an increase of approximately $1.3 million from December 31, 2015, while total loans, excluding loans acquired, increased by $226.2 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2016		December 31, 2015
($ in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$3,757	4.8%	$3,893	5.5%
Other consumer	1,824	6.6%	1,853	6.4%
Real estate	19,925	68.4%	19,522	67.9%
Commercial	7,083	20.0%	5,985	20.0%
Other	92	0.2%	98	0.2%
Total(2)	$32,681	100.0%	$31,351	100.0%

___________________________________________

(1) Percentage of loans in each category to total loans, excluding loans acquired.

(2) Allowance for loan losses at March 31, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2016 and December 31, 2015 was $33,635,000 and $32,305,000, respectively

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2016, core deposits comprised 90.0% of our total deposits.

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

Our total deposits as of March 31, 2016, were $6.080 billion, a decrease of $6.3 million from December 31, 2015.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $4.800 billion at March 31, 2016, compared to $4.766 billion at December 31, 2015, a $33.5 million increase. Total time deposits decreased $40.0 million to $1.280 billion at March 31, 2016, from $1.320 billion at December 31, 2015. We had $4.9 million and $1.5 million of brokered deposits at March 31, 2016, and December 31, 2015, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $236.9 million and $222.9 million at March 31, 2016 and December 31, 2015, respectively. The outstanding balance for March 31, 2016 includes $70.0 million in FHLB short-term advances, $55.6 million in FHLB long-term advances, $51.2 million in notes payable and $60.1 million of trust preferred securities. The outstanding balance for December 31, 2015 included $40.0 million in FHLB short-term advances, $70.0 million in FHLB long-term advances, $52.3 million in notes payable and $60.6 million of trust preferred securities.

The $51.2 million notes payable is unsecured debt from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

During the three months ended March 31, 2015, we increased total debt by $14 million from December 31, 2015 primarily due to the $30.0 million increase in FHLB short-term advances offset by the maturity of $14.4 million of FHLB long-term advances.

CAPITAL

Overview

At March 31, 2016, total capital was $1.072 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2016, our common equity to assets ratio was 14.2%, up 40 basis points from year-end 2015.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”). The preferred stock was held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualifies as Tier 1 capital and paid quarterly dividends. On January 29, 2016, the Company redeemed all of the Simmons Series A Preferred Stock, including accrued and unpaid dividends.

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

Stock Repurchase

During 2012, we announced the adoption by the Board of Directors of a new stock repurchase program. The program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding at that time. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase. We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during the first quarter of 2015 or 2016.

Cash Dividends

We declared cash dividends on our common stock of $0.24 per share for the first three months of 2016 compared to $0.23 per share for the first three months of 2015, an increase of $0.01, or 4.3%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2016, we meet all capital adequacy requirements to which we are subject.

As of the most recent notification from regulatory agencies, the subsidiary was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

Our risk-based capital ratios at March 31, 2016 and December 31, 2015 are presented in Table 12 below:

Table 12:  Risk-Based Capital

($ in thousands)	March 31, 2016	December 31, 2015

Tier 1 capital:
Stockholders’ equity	$1,071,984	$1,076,855
Trust preferred securities	60,077	60,570
Goodwill and other intangible assets	(335,166)	(331,931)
Unrealized gain on available-for-sale securities, net of income taxes	(3,566)	2,665
Total Tier 1 capital	793,329	808,159
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	--	--
Qualifying allowance for loan losses	36,398	35,068
Total Tier 2 capital	36,398	35,068
Total risk-based capital	$829,727	$843,227

Risk weighted assets	$5,293,395	$5,044,453

Assets for leverage ratio	$7,167,839	$7,218,559

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	13.85%	14.21%
Tier 1 leverage ratio	11.07%	11.20%
Tier 1 risk-based capital ratio	14.99%	16.02%
Total risk-based capital ratio	15.67%	16.72%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	6.50%
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	8.00%
Total risk-based capital ratio	10.00%	10.00%

Regulatory Capital Changes

In July 2013, the Company’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banks. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the then current U.S. risk-based capital rules.

The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach.

The Basel III Capital Rules expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of March 31, 2016, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The table below presents computations of core earnings (net income excluding nonrecurring items {gain from early retirement of trust preferred securities, merger related costs and branch right sizing expenses}) and diluted core earnings per share (non-GAAP). Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
($ in thousands)	2016	2015

Net income available to common shareholders	$23,481	$8,709
Nonrecurring items:
Gain form early retirement of trust preferred securities	(594)	--
Merger related costs	93	10,419
Branch right sizing	14	35
Tax effect (1)	191	(3,463)
Net nonrecurring items	(296)	6,991
Core earnings (non-GAAP)	$23,185	$15,700

Diluted earnings per share	$0.77	$0.39
Nonrecurring items:
Gain from early retirement of trust preferred securities	(0.02)	--
Merger related costs	--	0.47
Branch right sizing	--	--
Tax effect (1)	0.01	(0.16)
Net nonrecurring items	(0.01)	0.31
Diluted core earnings per share (non-GAAP)	$0.76	$0.70

________________________________________________________________

(1) Effective tax rate of 39.225%, adjusted for non-deductible merger related costs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2016, undivided profits of the Company's subsidiary bank was approximately $234.5 million, of which approximately $4.4 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers, by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets, as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of the subsidiary bank monitor these same indicators and makes adjustments as needed.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds, primarily from downstream correspondent banks, are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  In addition, the Company and our subsidiary bank have approximately $285 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

A second source of liquidity is the retail deposits available through our subsidiary banks throughout Arkansas, Kansas, Missouri and Tennessee. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Third, Simmons Bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $985.9 million of these lines of credit are currently available, if needed.

Fourth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 56% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

Fifth, we have a network of correspondent banks from which we can access debt to meet liquidity needs.

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

As of March 31, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of -0.67% and -1.25%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -1.45% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of March 31, 2016 is considered remote given current interest rate levels and the recent rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2016:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	-1.25%
Up 100 basis points	-0.67%
Down 100 basis points	-1.45%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2015.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended March 31, 2016.

Item 6. Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.10	Indenture, dated as of June 23, 2005, between Community First Bancshares, Inc., and Deutsche Bank Trust Company Americas, as trustee, relating to subordinated debentures due June 30, 2035 (incorporated by reference to Exhibit 4.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.11	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of June 23, 2005, between Simmons First National Corporation and Deutsche Bank Trust Company Americas , as trustee (incorporated by reference to Exhibit 4.2to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.12	Indenture, dated as of September 10, 2007, between Community First Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due September 15, 2037 (incorporated by reference to Exhibit 4.3to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.13	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of September 10, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.14	Indenture, dated as of December 5, 2003, between Liberty Bancshares, Inc., and U. S. Bank National Association, as trustee, relating to subordinated debentures due December 5, 2033 (incorporated by reference to Exhibit 4.5to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.15	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of December 5, 2003, between Simmons First National Corporation and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.16	Indenture, dated as of October 13, 2004, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due October 18, 2034 (incorporated by reference to Exhibit 4.7to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.17	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of October 13, 2004, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.18	Indenture, dated as of March 23, 2007, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due June 6, 2037 (incorporated by reference to Exhibit 4.9to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.19	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of March 23, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.1	Notice of discretionary bonuses to J. Thomas May, David L. Bartlett, Robert A. Fehlman, Marty D. Casteel and Robert C. Dill (incorporated by reference to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.2	Deferred Compensation Agreements, adopted January 25, 2010, between Simmons First National Corporation and Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibits 10.2 and 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.3	Simmons First National Corporation Executive Retention Program, adopted January 25, 2010, and notice of retention bonuses to David Bartlett, Robert A. Fehlman and Marty D. Casteel (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.4	Simmons First National Corporation Executive Stock Incentive Plan – 2010, adopted January 25, 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.5	Deferred Compensation Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.6	Simmons First National Corporation Executive Retention Program (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.7	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

10.8	Change in Control Agreement for Robert A. Fehlman (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.9	Change in Control Agreement for David Bartlett (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 2, 2006 (File No. 000-06253)).

10.10	Change in Control Agreement for Marty D. Casteel (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed January 29, 2010 (File No. 000-06253)).

10.11	Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.12	First Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.13	Second Amendment to the Amended and Restated Deferred Compensation Agreement for J. Thomas May (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.14	Executive Salary Continuation Agreement for David L. Bartlett (incorporated by reference to Exhibit 10.26 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.15	409A Amendment to the Simmons First Bank of Hot Springs Executive Salary Continuation Agreement for David Bartlett (incorporated by reference to Exhibit 10.27 to Simmons First National Corporation’s Amendment to the Annual Report on Form 10-K/A for the Year ended December 31, 2009 (File No. 000-06253)).

10.16	Simmons First National Corporation Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134276)).

10.17	Simmons First National Corporation Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed May 19, 2006 (File No. 333-134301)).

10.18	Simmons First National Corporation Executive Stock Incentive Plan – 2001 (incorporated by reference to Definitive Additional Materials to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed April 2, 2001 (File No. 000-06253)).

10.19	Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 1.2 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.20	First Amendment to Simmons First National Corporation Executive Stock Incentive Plan – 2006 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed June 4, 2007 (File No. 000-06253)).

10.21	Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.3 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2006 (File No. 000-06253)).

10.22	Amended and Restated Simmons First National Corporation Outside Director's Stock Incentive Plan - 2006 (incorporated by reference to Exhibit 1.1 to Simmons First National Corporation’s Definitive Proxy Materials on Schedule 14A filed March 10, 2008 (File No. 000-06253)).

10.23	Simmons First National Corporation Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed May 20, 1998 (File No. 333-53119)).

10.24	Simmons First National Corporation Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Registration Statement on Form S-3D filed July 14, 2004 (File No. 333-117350)).

10.25	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 12, 2009 (File No. 000-06253)).

10.26	Simmons First National Corporation Executive Stock Incentive Plan - 2010 (incorporated by reference to Exhibit 99.1 to Simmons First National Corporation’s Registration Statement on Form S-8 filed January 28, 2013 (File No. 333-186254)).

10.27	Simmons First National Corporation Chief Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.28	Simmons First National Corporation Outside Director Stock Incentive Plan - 2014 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 28, 2014 (File No. 000-6253)).

10.29	Small Business Lending Fund Securities Purchase Agreement, dated as of August 18, 2011, between the United States Department of the Treasury and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.30	Assignment and Assumption of Liabilities Agreement, dated February 27, 2015 between Simmons First National Corporation and Community First Bancshares, Inc. (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.31	Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-06253)).

10.32	Executive Severance Agreement for George A. Makris, Jr. (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.33	Executive Severance Agreement for Stephen C. Massanelli (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.34	Executive Severance Agreement for Barry Ledbetter (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.35	Executive Severance Agreement for Chris Dunn (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.35	Executive Severance Agreement for Steve Wade (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date:	May 9, 2016	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	May 9, 2016	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	May 9, 2016	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer

