Form 10-Q
period 2016-06-30
SIMMONS FIRST NATIONAL CORP
filed 2016-08-08
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2016	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2016, was 30,416,627.

Simmons First National Corporation

Quarterly Report on Form 10-Q

June 30, 2016

Part I:      Financial Information

Item 1.     Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(In thousands, except share data)	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$96,037	$97,656
Interest bearing balances due from banks	151,570	154,606
Federal funds sold	3,000	-
Cash and cash equivalents	250,607	252,262
Interest bearing balances due from banks - time	9,781	14,107
Investment securities
Held-to-maturity	632,154	705,373
Available-for-sale	821,372	821,407
Total investments	1,453,526	1,526,780
Mortgage loans held for sale	30,529	30,265
Assets held in trading accounts	7,321	4,422
Loans:
Legacy loans	3,725,422	3,246,454
Allowance for loan losses	(33,523)	(31,351)
Loans acquired, net of discount and allowance	1,288,435	1,672,901
Net loans	4,980,334	4,888,004
Premises and equipment	183,362	193,618
Premises held for sale	6,167	923
Foreclosed assets	30,529	44,820
Interest receivable	24,150	25,793
Bank owned life insurance	130,943	131,536
Goodwill	327,686	327,686
Other intangible assets	50,329	53,237
Other assets	48,955	66,205
Total assets	$7,534,219	$7,559,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,283,426	$1,280,234
Interest bearing transaction accounts and savings deposits	3,538,808	3,485,845
Time deposits	1,205,969	1,320,017
Total deposits	6,028,203	6,086,096
Federal funds purchased and securities sold under agreements to repurchase	103,038	99,398
Other borrowings	191,827	162,289
Subordinated debentures	60,184	60,570
Accrued interest and other liabilities	60,256	74,450
Total liabilities	6,443,508	6,482,803
Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at December 31, 2015	-	30,852
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 30,415,980 and 30,278,432 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	304	303
Surplus	668,306	662,378
Undivided profits	417,863	385,987
Accumulated other comprehensive income (loss)	4,238	(2,665)
Total stockholders’ equity	1,090,711	1,076,855
Total liabilities and stockholders’ equity	$7,534,219	$7,559,658

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$63,009	$70,438	$129,688	$121,424
Federal funds sold	17	73	27	102
Investment securities	8,499	8,050	17,005	13,929
Mortgage loans held for sale	295	375	572	522
Assets held in trading accounts	3	4	9	8
Interest bearing balances due from banks	77	229	220	439
TOTAL INTEREST INCOME	71,900	79,169	147,521	136,424

INTEREST EXPENSE
Deposits	3,776	4,195	7,430	7,139
Federal funds purchased and securities sold under agreements to repurchase	59	57	125	121
Other borrowings	938	1,151	2,065	2,203
Subordinated debentures	544	559	1,087	793
TOTAL INTEREST EXPENSE	5,317	5,962	10,707	10,256

NET INTEREST INCOME	66,583	73,207	136,814	126,168
Provision for loan losses	4,616	3,006	7,439	4,177

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	61,967	70,201	129,375	121,991

NON-INTEREST INCOME
Trust income	3,656	2,070	7,287	4,321
Service charges on deposit accounts	7,661	8,031	14,977	14,394
Other service charges and fees	1,571	2,766	3,480	4,430
Mortgage lending income	5,877	3,449	9,670	5,710
Investment banking income	1,181	593	1,865	1,487
Debit and credit card fees	7,688	6,486	14,888	12,134
Bank owned life insurance income	826	746	1,824	1,318
Gain (loss) on sale of securities	3,759	-	4,088	(38)
Net (loss) on assets covered by FDIC loss share agreements	-	(3,056)	-	(5,727)
Other income	4,669	3,863	8,318	5,253
TOTAL NON-INTEREST INCOME	36,888	24,948	66,397	43,282

NON-INTEREST EXPENSE
Salaries and employee benefits	33,103	35,111	67,877	61,721
Occupancy expense, net	4,990	5,051	9,461	8,627
Furniture and equipment expense	4,077	3,241	8,023	6,420
Other real estate and foreclosure expense	967	1,017	1,934	1,398
Deposit insurance	1,096	1,096	2,244	1,966
Merger related costs	372	1,247	465	11,666
Other operating expenses	19,532	18,041	35,927	30,213
TOTAL NON-INTEREST EXPENSE	64,137	64,804	125,931	122,011

INCOME BEFORE INCOME TAXES	34,718	30,345	69,841	43,262
Provision for income taxes	11,809	10,250	23,427	14,432

NET INCOME	22,909	20,095	46,414	28,830
Preferred stock dividends	-	77	24	103
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$22,909	$20,018	$46,390	$28,727
BASIC EARNINGS PER SHARE	$0.75	$0.67	$1.53	$1.10
DILUTED EARNINGS PER SHARE	$0.75	$0.67	$1.52	$1.10

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
NET INCOME	$22,909	$20,095	$46,414	$28,830

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	4,865	(5,356)	15,446	(143)
Less: Reclassification adjustment for realized gains (losses) included in net income	3,759	-	4,088	(38)
Other comprehensive gain (loss), before tax effect	1,106	(5,356)	11,358	(105)
Less: Tax effect of other comprehensive gain (loss)	434	(2,101)	4,455	(41)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	672	(3,255)	6,903	(64)

COMPREHENSIVE INCOME	$23,581	$16,840	$53,317	$28,766

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(In thousands)	June 30, 2016	June 30, 2015
	(Unaudited)
OPERATING ACTIVITIES
Net income	$46,414	$28,830
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,039	6,945
Provision for loan losses	7,439	4,177
(Gain) loss on sale of available-for-sale securities	(4,088)	38
Net accretion of investment securities and assets not covered by FDIC loss share	(7,733)	(9,829)
Net amortization on borrowings	208	150
Stock-based compensation expense	1,719	1,077
Net accretion on assets covered by FDIC loss share	-	(119)
Loss on sale of premises and equipment, net of impairment	3,000	1,958
Gain on sale of foreclosed assets held for sale	(1,180)	(683)
Deferred income taxes	615	(1,772)
Increase in cash surrender value of bank owned life insurance	(1,824)	(1,318)
Originations of mortgage loans held for sale	(293,929)	(466,149)
Proceeds from sale of mortgage loans held for sale	293,665	439,320
Changes in assets and liabilities:
Interest receivable	1,643	2,377
Assets held in trading accounts	(2,899)	506
Other assets	17,239	(3,178)
Accrued interest and other liabilities	(11,088)	8,276
Income taxes payable	(3,142)	6,846
Net cash provided by operating activities	54,098	17,452

INVESTING ACTIVITIES
Net originations of loans not covered by FDIC loss share	(98,039)	(176,400)
Net collections of loans covered by FDIC loss share	-	16,888
Decrease in due from banks - time	4,326	-
Purchases of premises and equipment, net	(4,044)	(7,784)
Proceeds from sale of foreclosed assets held for sale	19,364	15,814
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	-	1,859
Proceeds from sale of available-for-sale securities	232,806	1,662
Proceeds from maturities of available-for-sale securities	61,164	291,688
Purchases of available-for-sale securities	(280,506)	(210,344)
Proceeds from maturities of held-to-maturity securities	79,976	116,439
Purchases of held-to-maturity securities	(6,162)	(54,668)
Proceeds from bank owned life insurance death benefits	1,876	-
Purchases of bank owned life insurance	(25)	(25)
Cash received on FDIC loss share	-	3,980
Cash received in business combinations, net of cash paid	-	201,029
Net cash provided by investing activities	10,736	200,138

FINANCING ACTIVITIES
Net change in deposits	(57,893)	(101,472)
Repayments of subordinated debentures	(594)	-
Dividends paid on preferred stock	(24)	(103)
Dividends paid on common stock	(14,514)	(13,174)
Net change in other borrowed funds	29,538	(134,106)
Net change in federal funds purchased and securities sold under agreements to repurchase	3,640	(15,024)
Net shares issued under stock compensation plans	4,210	2,850
Redemption of preferred stock	(30,852)	-
Net cash used in financing activities	(66,489)	(261,029)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,655)	(43,439)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,262	335,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$250,607	$292,470

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2014	$-	$181	$156,568	$(1,336)	$338,906	$494,319
Comprehensive income:
Net income	-	-	-	-	28,830	28,830
Change in unrealized depreciation on available-for-sale securities, net of income taxes of ($41)	-	-	-	(64)	-	(64)
Comprehensive income						28,766
Stock issued as bonus shares – 56,600 shares	-	1	1,564	-	-	1,565
Vesting bonus shares, net of forfeitures – (9,500 shares)	-	-	803	-	-	803
Stock issued for employee stock purchase plan – 6,528 shares	-	-	226	-	-	226
Exercise of stock options – 52,929 shares	-	-	1,201	-	-	1,201
Stock granted under stock-based compensation plans	-	-	274	-	-	274
Securities exchanged under stock option plan – (4,350 shares)	-	-	(142)	-	-	(142)
Stock issued for Community First acquisition – 30,852 preferred shares: 6,552,915 common shares	30,852	65	268,277	-	-	299,194
Stock issued for Liberty Bank acquisition – 5,181,337 common shares	-	52	212,124	-	-	212,176
Dividends on preferred stock	-	-	-	-	(103)	(103)
Dividends on common stock – $0.46 per share	-	-	-	-	(13,174)	(13,174)

Balance, June 30, 2015 (Unaudited)	30,852	299	640,895	(1,400)	354,459	1,025,105
Comprehensive income:
Net income	-	-	-	-	45,534	45,534
Change in unrealized depreciation on available-for-sale securities, net of income taxes of ($817)	-	-	-	(1,265)	-	(1,265)
Comprehensive income	-	-	-	-	-	44,269
Stock issued as bonus shares – 38,920 shares	-	-	268	-	-	268
Vesting bonus shares, net of forfeitures – (7,164 shares)	-	-	1,749	-	-	1,749
Exercise of stock options – 18,439 shares	-	1	410	-	-	411
Stock granted under stock-based compensation plans	-	-	1,192	-	-	1,192
Stock issued for Ozark Trust acquisition – 339,290 common shares	-	3	17,864	-	-	17,867
Dividends on preferred stock					(154)	(154)
Cash dividends – $0.46 per share	-	-	-	-	(13,852)	(13,852)

Balance, December 31, 2015	30,852	303	662,378	(2,665)	385,987	1,076,855
Comprehensive income:
Net income	-	-	-	-	46,414	46,414
Change in unrealized depreciation on available-for-sale securities, net of income taxes of $4,455	-	-	-	6,903	-	6,903
Comprehensive income						53,317
Stock issued as bonus shares – 142,827 shares	-	1	4,126	-	-	4,127
Vesting bonus shares, net of forfeitures – (53,053 shares)	-	(1)	(259)	-	-	(260)
Stock issued for employee stock purchase plan – 6,002 shares	-	-	231	-	-	231
Exercise of stock options – 45,657 shares	-	1	1,367	-	-	1,368
Stock granted under stock-based compensation plans	-	-	638	-	-	638
Securities exchanged under stock option plan – (3,885 shares)			(175)			(175)
Preferred stock redeemed	(30,852)	-	-	-	-	(30,852)
Dividends on preferred stock	-	-	-	-	(24)	(24)
Dividends on common stock – $0.48 per share	-	-	-	-	(14,514)	(14,514)

Balance, June 30, 2016 (Unaudited)	$-	$304	$668,306	$4,238	$417,863	$1,090,711

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

Recently Issued Accounting Pronouncements

ASU 2016-13 – Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP (“Accounting Principles Generally Accepted in the United States of America”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 became effective for annual and interim periods beginning after December 15, 2015. The adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures.

There have been no other significant changes to the Company’s accounting policies from the 2015 Form 10-K.  Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

Acquisition Accounting, Acquired Loans

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Following is the computation of earnings per common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income available to common shareholders	$22,909	$20,018	$46,390	$28,727

Average common shares outstanding	30,353	29,867	30,340	26,084
Average potential dilutive common shares	99	120	99	120
Average diluted common shares	30,452	29,987	30,439	26,204

Basic earnings per share	$0.75	$0.67	$1.53	$1.10
Diluted earnings per share (1) (2)	$0.75	$0.67	$1.52	$1.10

(1)	EPS are computed independently for each quarter and therefore the sum of each quarterly EPS may not equal the year-to-date EPS. As a result of the large stock issuances during 2015 as part of the Company’s acquisitions, the computed independent quarterly average common shares outstanding and the computed year-to-date average common shares differ significantly. For purposes of calculating a roll-forward amount for 2015 year-to-date EPS, diluted EPS for the second quarter of 2015 would require a computed amount of $0.71, producing a difference of $.04 from actual second quarter diluted EPS of $0.67. This difference is based on the direct result of the varying denominator for each period presented.

(2)	Stock options to purchase 258,255 and 65,005 shares for the three and six months ended June 30, 2016 and 2015, respectively, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

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

Prior to the acquisition, Liberty conducted banking business from 24 branches located in southwest Missouri. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.1 billion in assets, approximately $780.7 million in loans including loan discounts and approximately $874.7 million in deposits. The Company completed the systems conversion and merged LB into Simmons First National Bank (“Simmons Bank” or the “Bank”) on April 24, 2015.

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

Prior to the acquisition, Community First conducted banking business from 33 branches located across Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.9 billion in assets, approximately $1.1 billion in loans including loan discounts and approximately $1.5 billion in deposits. The Company completed the systems conversion and merged FSB into Simmons Bank on September 4, 2015.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Community First transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Community First	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$39,848	$-	$39,848
Federal funds sold	76,508	-	76,508
Investment securities	570,199	(3,381)	566,818
Loans acquired, not covered by FDIC loss share	1,163,398	(26,855)	1,136,543
Allowance for loan losses	(14,635)	14,635	-
Foreclosed assets not covered by FDIC loss share	747	-	747
Premises and equipment	44,837	(2,794)	42,043
Bank owned life insurance	22,149	-	22,149
Goodwill	100	(100)	-
Core deposit intangible	-	11,273	11,273
Other intangibles	-	420	420
Deferred tax asset	3,700	3,538	7,238
Other assets	11,474	-	11,474
Total assets acquired	$1,918,325	$(3,264)	$1,915,061

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$103,825	$-	$103,825
Interest bearing transaction accounts and savings deposits	995,207	-	995,207
Time deposits	436,181	849	437,030
Total deposits	1,535,213	849	1,536,062
Federal funds purchased and securities sold under agreement to repurchase	16,230	-	16,230
FHLB borrowings	143,047	674	143,721
Subordinated debentures	21,754	(840)	20,914
Accrued interest and other liabilities	8,769	601	9,370
Total liabilities assumed	1,725,013	1,284	1,726,297
Equity	193,312	(193,312)	-
Total equity assumed	193,312	(193,312)	-
Total liabilities and equity assumed	$1,918,325	$(192,028)	$1,726,297
Net assets acquired			188,764
Purchase price			299,204
Goodwill			$110,440

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Ozark Trust transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Ozark Trust	Fair Value Adjustments	Fair Value

Assets Acquired
Cash	$1,756	$-	$1,756
Investment securities	241	-	241
Premises and equipment	1,126	418	1,544
Other intangibles	-	9,733	9,733
Other assets	752	-	752
Total assets acquired	$3,875	$10,151	$14,026

Liabilities Assumed
Deferred tax liability	63	3,982	4,045
Accrued and other liabilities	302	-	302
Total liabilities assumed	365	3,982	4,347
Equity	3,510	(3,510)	-
Total equity assumed	3,510	(3,510)	-
Total liabilities and equity assumed	$3,875	$472	$4,347
Net assets acquired			9,679
Purchase price			23,623
Goodwill			$13,944

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Ozark Trust acquisition above.

Cash– The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – The carrying amount of these assets was deemed to be a reasonable estimate of fair value.

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

Citizens National Bank (Pending Acquisition)

On May 18, 2016, the Company entered into a stock purchase agreement (the “Agreement”) with Citizens National Bancorp, Inc. (“Citizens”) and Citizens National Bank (“CNB”) to acquire CNB, headquartered in Athens, Tennessee. CNB had assets of approximately $552 million at March 31, 2016. According to the terms of the Agreement, the Company will acquire all of the outstanding common stock of CNB. The transaction is valued at $77.0 million (based on the Company’s May 17, 2016 closing price). The purchase price will be allocated among the net assets of CNB acquired as appropriate, with the remaining balance being reported as goodwill. The transaction has received to the routine regulatory approval, but is subject to other customary closing conditions, including approval by the shareholders of Citizens. The transaction is expected to close during the third quarter of 2016. After closing, CNB is expected to continue operations as a separate bank subsidiary of the Company for an interim period until it is merged into Simmons Bank.

NOTE 3:       INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	June 30, 2016				December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$199,505	$549	$(8)	$200,046	$237,139	$582	$(1,395)	$236,326
Mortgage-backed securities	22,612	486	(11)	23,087	24,774	86	(290)	24,570
State and political subdivisions	407,273	14,128	(5)	421,396	440,676	9,138	(123)	449,691
Other securities	2,764	-	-	2,764	2,784	-	-	2,784
Total HTM	$632,154	$15,163	$(24)	$647,293	$705,373	$9,806	$(1,808)	$713,371

Available-for-Sale
U.S. Treasury	$4,300	$5	$-	$4,305	$4,000	$-	$(6)	$3,994
U.S. Government agencies	58,099	14	-	58,113	121,017	118	(898)	120,237
Mortgage-backed securities	643,820	8,643	(38)	652,425	650,619	937	(4,130)	647,426
State and political subdivisions	63,825	1,070	(59)	64,836	9,762	112	-	9,874
Other securities	41,030	685	(22)	41,693	39,594	420	(138)	39,876
Total AFS	$811,074	$10,417	$(119)	$821,372	$824,992	$1,587	$(5,172)	$821,407

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at June 30, 2016, was $65.4 million, which is approximately 4.5% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$-	$-	$19,992	$(8)	$19,992	$(8)
Mortgage-backed securities	1,336	(3)	2,898	(8)	4,234	(11)
State and political subdivisions	2,056	(4)	670	(1)	2,726	(5)
Total HTM	$3,392	$(7)	$23,560	$(17)	$26,952	$(24)

Available-for-Sale
Mortgage-backed securities	$26,441	$(38)	$-	$-	$26,441	$(38)
State and political subdivisions	11,928	(59)	-	-	11,928	(59)
Other securities	60	(22)	-	-	60	(22)
Total AFS	$38,429	$(119)	$-	$-	$38,429	$(119)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2016, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2016, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The book value of securities sold under agreements to repurchase equaled $102.5 million and $96.8 million for June 30, 2016 and December 31, 2015, respectively.

Income earned on securities for the three and six months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Taxable:
Held-to-maturity	$1,446	$1,307	$2,323	$2,696
Available-for-sale	4,492	3,172	8,926	4,755
Non-taxable:
Held-to-maturity	2,399	2,732	5,545	5,334
Available-for-sale	162	839	211	1,144
Total	$8,499	$8,050	$17,005	$13,929

Maturities of investment securities at June 30, 2016, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$87,294	$87,350	$9,409	$9,417
After one through five years	219,404	221,094	56,352	56,393
After five through ten years	116,567	120,081	4,144	4,314
After ten years	186,277	195,681	57,619	58,429
Securities not due on a single maturity date	22,612	23,087	643,820	652,425
Other securities (no maturity)	-	-	39,730	40,394
Total	$632,154	$647,293	$811,074	$821,372

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $866.3 million at June 30, 2016 and $840.4 million at December 31, 2015.

There were $3.8 million of gross realized gains and no realized losses from the sale of available for sale securities during the three months ended June 30, 2016 and there were $4.1 million of realized gains and no realized losses from the sale of available for sale securities during the six months ended June 30, 2016. There were no realized gains and no realized losses for the three months ended June 30, 2015 and there were $2,000 of gross realized gains and $40,000 of realized losses from the sale of available for sale securities during the six months ended June 30, 2015.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:      LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2016, the Company’s loan portfolio was $5.014 billion, compared to $4.919 billion at December 31, 2015.  The various categories of loans are summarized as follows:

(In thousands)	June 30, 2016	December 31, 2015

Consumer:
Credit cards	$171,468	$177,288
Other consumer	248,018	208,380
Total consumer	419,486	385,668
Real Estate:
Construction	330,666	279,740
Single family residential	785,289	696,180
Other commercial	1,414,663	1,229,072
Total real estate	2,530,618	2,204,992
Commercial:
Commercial	577,771	500,116
Agricultural	187,047	148,563
Total commercial	764,818	648,679
Other	10,500	7,115
Loans	3,725,422	3,246,454
Loans acquired, net of discount and allowance (1)	1,288,435	1,672,901
Total loans	$5,013,857	$4,919,355

______________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	June 30, 2016	December 31, 2015

Consumer:
Credit cards	$266	$212
Other consumer	1,205	442
Total consumer	1,471	654
Real estate:
Construction	5,312	4,955
Single family residential	10,353	5,453
Other commercial	21,522	4,420
Total real estate	37,187	14,828
Commercial:
Commercial	2,985	1,968
Agricultural	1,662	264
Total commercial	4,647	2,232
Total	$43,305	$17,714

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2016
Consumer:
Credit cards	$631	$434	$1,065	$170,403	$171,468	$168
Other consumer	1,529	800	2,329	245,689	248,018	36
Total consumer	2,160	1,234	3,394	416,092	419,486	204
Real estate:
Construction	761	2,413	3,174	327,492	330,666	-
Single family residential	5,034	5,430	10,464	774,825	785,289	23
Other commercial	3,267	3,441	6,708	1,407,955	1,414,663	-
Total real estate	9,062	11,284	20,346	2,510,272	2,530,618	23
Commercial:
Commercial	2,712	1,120	3,832	573,939	577,771	-
Agricultural	1,189	840	2,029	185,018	187,047	-
Total commercial	3,901	1,960	5,861	758,957	764,818	-
Other	-	-	-	10,500	10,500	-
Total	$15,123	$14,478	$29,601	$3,695,821	$3,725,422	$227

December 31, 2015
Consumer:
Credit cards	$639	$479	$1,118	$176,170	$177,288	$267
Other consumer	1,879	648	2,527	205,853	208,380	374
Total consumer	2,518	1,127	3,645	382,023	385,668	641
Real estate:
Construction	1,328	4,511	5,839	273,901	279,740	-
Single family residential	4,856	3,342	8,198	687,982	696,180	364
Other commercial	869	3,302	4,171	1,224,901	1,229,072	25
Total real estate	7,053	11,155	18,208	2,186,784	2,204,992	389
Commercial:
Commercial	3,427	637	4,064	496,052	500,116	90
Agricultural	285	243	528	148,035	148,563	56
Total commercial	3,712	880	4,592	644,087	648,679	146
Other	108	93	201	6,914	7,115	15
Total	$13,391	$13,255	$26,646	$3,219,808	$3,246,454	$1,191

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2016						Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Consumer:
Credit cards	$433	$433	$-	$433	$-	$216	$-	$304	$10
Other consumer	1,257	1,225	17	1,242	6	841	12	708	18
Total consumer	1,690	1,658	17	1,675	6	1,057	12	1,012	28
Real estate:
Construction	6,209	2,414	2,898	5,312	155	5,089	61	5,044	126
Single family residential	10,879	8,946	1,510	10,456	115	9,032	110	7,904	197
Other commercial	22,990	7,484	14,393	21,877	2,810	19,976	220	14,789	370
Total real estate	40,078	18,844	18,801	37,645	3,080	34,097	391	27,737	693
Commercial:
Commercial	4,116	2,477	369	2,846	63	2,539	31	2,355	59
Agricultural	2,634	1,625	-	1,625	-	1,084	15	810	20
Total commercial	6,750	4,102	369	4,471	63	3,623	46	3,165	79
Total	$48,518	$24,604	$19,187	$43,791	$3,149	$38,777	$449	$31,914	$800

December 31, 2015						Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Consumer:
Credit cards	$479	$479	$-	$479	$7	$459	$7	$372	$12
Other consumer	459	423	19	442	85	538	11	565	19
Total consumer	938	902	19	921	92	997	18	937	31
Real estate:
Construction	5,678	1,636	3,318	4,954	441	5,066	107	5,717	197
Single family residential	5,938	4,702	945	5,647	1,034	5,251	93	4,942	170
Other commercial	5,688	4,328	88	4,416	832	3,104	48	2,563	88
Total real estate	17,304	10,666	4,351	15,017	2,307	13,421	248	13,222	455
Commercial:
Commercial	2,656	1,654	334	1,988	387	2,054	29	1,558	54
Agricultural	264	264	-	264	45	166	5	264	9
Total commercial	2,920	1,918	334	2,252	432	2,220	34	1,822	63
Total	$21,162	$13,486	$4,704	$18,190	$2,831	$16,638	$300	$15,981	$549

At June 30, 2016, and December 31, 2015, impaired loans, net of government guarantees and excluding loans acquired, totaled $43.8 million and $18.2 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $3.1 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively. Approximately $449,000 and $800,000 of interest income was recognized on average impaired loans of $38.8 million and $31.9 million for the three and six months ended June 30, 2016.  Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2016 and 2015 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

June 30, 2016
Consumer:
Other consumer	--	$--	2	$15	2	$15
Total consumer	--	--	2	15	2	15
Real estate:
Construction	--	--	1	139	1	139
Single-family residential	3	184	18	1,870	21	2,054
Other commercial	25	10,302	2	1,769	27	12,071
Total real estate	28	10,486	21	3,778	49	14,264
Commercial:
Commercial	10	401	5	312	15	713
Total commercial	10	401	5	312	15	713
Total	38	$10,887	28	$4,105	66	$14,992

December 31, 2015
Consumer:
Other consumer	--	$--	1	$13	1	$13
Total consumer	--	--	1	13	1	13
Real estate:
Construction	--	--	1	253	1	253
Single-family residential	2	137	11	1,335	13	1,472
Other commercial	4	2,894	1	597	5	3,491
Total real estate	6	3,031	13	2,185	19	5,216
Commercial:
Commercial	--	--	5	332	5	332
Total commercial	--	--	5	332	5	332
Total	6	$3,031	19	$2,530	25	$5,561

The following table presents loans that were restructured as TDRs during the three and six months ended June 30, 2016 and 2015, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at June 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended June 30, 2016
Consumer:
Other consumer	1	$3	$3	$3	$--	$--
Total consumer	1	3	3	3	--	--
Real Estate:
Single-family residential	7	618	615	61	554	--
Other commercial	1	348	364	--	364	--
Total real estate	8	966	979	61	918	--
Commercial:
Commercial	9	426	399	399	--	--
Total commercial	9	426	399	399	--	--
Total	18	$1,395	$1,381	$463	$918	$--

Three Months Ended June 30, 2015
Real Estate:
Single-family residential	4	$361	$361	$361	$--	$--
Other commercial	1	19	19	19	--	--
Total real estate	5	380	380	380	--	--
Total	5	$380	$380	$380	$--	$--

Six Months Ended June 30, 2016
Consumer:
Other consumer	1	$3	$3	$3	$--	$--
Total consumer	1	3	3	3	--	--
Real estate:
Single-family residential	9	796	793	239	554	--
Other commercial	25	8,962	8,931	8,567	364	--
Total real estate	34	9,758	9,724	8,806	918	--
Commercial:
Commercial	11	600	572	572	--	--
Total commercial	11	600	572	572	--	--
Total	46	$10,361	$10,299	$9,381	$918	$--

Six Months Ended June 30, 2015
Real estate:
Single-family residential	6	$709	$701	$701	$--	$--
Other commercial	1	19	19	19	--	--
Total real estate	7	728	720	720	--	--
Total	7	$728	$720	$720	$--	$--

During the three months ended June 30, 2016, the Company modified 18 loans with a recorded investment of $1.4 million prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by deferring amortized principal payments, changing the maturity date, changing the interest rate and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, a specific reserve of $31,000 was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the six months ended June 30, 2016, the Company modified 46 loans with a recorded investment of $10.4 million prior to modification which was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date, changing the interest rate and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $324,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended June 30, 2015, the Company modified five loans with a recorded investment of $380,000 and during the six months ended June 30, 2015, the Company modified seven loans with a total recorded investment of $728,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by changing various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, no specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were no loans for which a payment default occurred during the six months ended June 30, 2016 and 2015, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $166,500 and $4.8 million at June 30, 2016 and 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At June 30, 2016, the Company had $2,215,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2016, the Company had $5,648,000 of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $20.7 million and $23.5 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of June 30, 2016 and December 31, 2015, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $36.0 million and $49.9 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at June 30, 2016 and December 31, 2015, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $161.4 million and $153.7 million, as of June 30, 2016 and December 31, 2015, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2016 and December 31, 2015, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2016
Consumer:
Credit cards	$171,035	$--	$433	$--	$--	$171,468
Other consumer	246,491	44	1,463	20	--	248,018
Total consumer	417,526	44	1,896	20	--	419,486
Real estate:
Construction	319,592	103	10,955	16	--	330,666
Single family residential	761,813	3,605	19,707	164	--	785,289
Other commercial	1,351,541	7,127	55,995	--	--	1,414,663
Total real estate	2,432,946	10,835	86,657	180	--	2,530,618
Commercial:
Commercial	558,439	5,140	14,162	30	--	577,771
Agricultural	185,028	228	1,791	--	--	187,047
Total commercial	743,467	5,368	15,953	30	--	764,818
Other	10,500	--	--	--	--	10,500
Loans acquired	1,212,261	19,520	54,740	1,914	--	1,288,435
Total	$4,816,700	$35,767	$159,246	$2,144	$--	$5,013,857

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2015
Consumer:
Credit cards	$176,809	$--	$479	$--	$--	$177,288
Other consumer	207,069	--	1,262	49	--	208,380
Total consumer	383,878	--	1,741	49	--	385,668
Real estate:
Construction	270,386	319	9,019	16	--	279,740
Single family residential	679,484	2,701	13,824	171	--	696,180
Other commercial	1,178,817	5,404	44,261	590	--	1,229,072
Total real estate	2,128,687	8,424	67,104	777	--	2,204,992
Commercial:
Commercial	487,563	2,760	9,787	6	--	500,116
Agricultural	147,788	--	775	--	--	148,563
Total commercial	635,351	2,760	10,562	6	--	648,679
Other	7,022	--	93	--	--	7,115
Loans acquired	1,590,384	9,150	69,219	3,689	459	1,672,901
Total	$4,745,322	$20,334	$148,719	$4,521	$459	$4,919,355

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2016
Balance, beginning of period (2)	$7,083	$19,925	$3,757	$1,916	$32,681
Provision for loan losses (1)	2,714	423	440	732	4,309
Charge-offs	(2,283)	(824)	(702)	(489)	(4,298)
Recoveries	318	111	253	149	831
Net recoveries (charge-offs)	(1,965)	(713)	(449)	(340)	(3,467)
Balance, June 30, 2016 (2)	$7,832	$19,635	$3,748	$2,308	$33,523

Six Months Ended June 30, 2016
Balance, beginning of period (2)	$5,985	$19,522	$3,893	$1,951	$31,351
Provision for loan losses (1)	4,281	943	921	987	7,132
Charge-offs	(2,759)	(1,053)	(1,561)	(882)	(6,255)
Recoveries	325	223	495	252	1,295
Net charge-offs	(2,434)	(830)	(1,066)	(630)	(4,960)
Balance, June 30, 2016 (2)	$7,832	$19,635	$3,748	$2,308	$33,523

Period-end amount allocated to:
Loans individually evaluated for impairment	$63	$3,080	$--	$6	$3,149
Loans collectively evaluated for impairment	7,769	16,555	3,748	2,302	30,374
Balance, June 30, 2016 (2)	$7,832	$19,635	$3,748	$2,308	$33,523

________________________________________

(1)	Provision for loan losses of $307,000 attributable to loans acquired was excluded from this table for the three and six months ended June 30, 2016 (total provision for loan losses for the three and six months ended June 30, 2016 was $4,616,000 and $7,439,000). The $307,000 was subsequently charged-off, resulting in no ending balance in the allowance related to loans acquired.
(2)	Allowance for loan losses at June 30, 2016, March 31, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired. The total allowance for loan losses at June 30, 2016, March 31, 2016 and December 31, 2015 was $34,477,000, $33,635,000 and $32,305,000, respectively.

Activity in the allowance for loan losses for the three and six months ended June 30, 2015 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2015
Balance, beginning of period (4)	$6,870	$15,553	$5,527	$1,233	$29,183
Provision for loan losses (3)	(1,569)	3,311	352	308	2,402
Charge-offs	--	(333)	(802)	(366)	(1,501)
Recoveries	9	46	241	187	483
Net charge-offs	9	(287)	(561)	(179)	(1,018)
Balance, June 30, 2015 (4)	$5,310	$18,577	$5,318	$1,362	$30,567

Six Months Ended June 30, 2015
Balance, beginning of period (4)	$6,962	$15,161	$5,445	$1,460	$29,028
Provision for loan losses (3)	(1,585)	3,984	1,006	168	3,573
Charge-offs	(245)	(626)	(1,587)	(586)	(3,044)
Recoveries	178	58	454	320	1,010
Net charge-offs	(67)	(568)	(1,133)	(266)	(2,034)
Balance, June 30, 2015 (4)	$5,310	$18,577	$5,318	$1,362	$30,567

Period-end amount allocated to:
Loans individually evaluated for impairment	$396	$1,513	$14	$89	$2,012
Loans collectively evaluated for impairment	4,914	17,064	5,304	1,273	28,555
Balance, June 30, 2015 (4)	$5,310	$18,577	$5,318	$1,362	$30,567

Period-end amount allocated to:
Loans individually evaluated for impairment	$432	$2,307	$7	$85	$2,831
Loans collectively evaluated for impairment	5,553	17,215	3,886	1,866	28,520
Balance, December 31, 2015 (5)	$5,985	$19,522	$3,893	$1,951	$31,351

___________________________________________

(3)	Provision for loan losses of $604,000 attributable to loans acquired, not covered by loss share, was excluded from this table for the three and six months ended June 30, 2015 (total provision for loan losses for the three and six months ended June 30, 2015 was $3,006,000 and $4,177,000). The $604,000 was subsequently charged-off, resulting in no ending balance in the allowance related to loans acquired.
(4)	Allowance for loan losses at June 30, 2015, March 31, 2015 and December 31, 2014 includes $954,000 allowance for loans acquired, covered by loss share. The total allowance for loan losses at June 30, 2015, March 31, 2015 and December 31, 2014 was $31,521,000, $30,137,000 and $29,982,000, respectively.
(5)	Allowance for loan losses at December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses December 31, 2015 was $32,305,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

June 30, 2016
Loans individually evaluated for impairment	$4,471	$37,645	$433	$1,242	$43,791
Loans collectively evaluated for impairment	760,347	2,492,973	171,035	257,276	3,681,631
Balance, end of period	$764,818	$2,530,618	$171,468	$258,518	$3,725,422

December 31, 2015
Loans individually evaluated for impairment	$2,252	$15,017	$479	$442	$18,190
Loans collectively evaluated for impairment	646,427	2,189,975	176,809	215,053	3,228,264
Balance, end of period	$648,679	$2,204,992	$177,288	$215,495	$3,246,454

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

The following table reflects the carrying value of all acquired loans as of June 30, 2016 and December 31, 2015:

	Loans Acquired
(in thousands)	June 30, 2016	December 31, 2015

Consumer:
Other consumer	$53,072	$75,606
Total consumer	53,072	75,606
Real estate:
Construction	38,509	77,119
Single family residential	406,161	501,002
Other commercial	685,124	854,068
Total real estate	1,129,794	1,432,189
Commercial:
Commercial	101,984	154,533
Agricultural	3,585	10,573
Total commercial	105,569	165,106

Total loans acquired (1)	$1,288,435	$1,672,901

_____________________________________________________________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at June 30, 2016 and December 31, 2015.

Nonaccrual acquired loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	June 30, 2016	December 31, 2015

Consumer:
Other consumer	$86	$71
Total consumer	86	71
Real estate:
Construction	992	783
Single family residential	8,340	7,795
Other commercial	3,319	6,435
Total real estate	12,651	15,013
Commercial:
Commercial	1,453	3,859
Agricultural	52	8
Total commercial	1,505	3,867
Total	$14,242	$18,951

An age analysis of past due acquired loans segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2016
Consumer:
Other consumer	$635	$24	$659	$52,413	$53,072	$--
Total consumer	635	24	659	52,413	53,072	--
Real estate:
Construction	69	6,833	6,902	31,607	38,509	--
Single family residential	4,980	4,205	9,185	396,976	406,161	--
Other commercial	10,616	12,081	22,697	662,427	685,124	--
Total real estate	15,665	23,119	38,784	1,091,010	1,129,794	--
Commercial:
Commercial	664	2,686	3,350	98,634	101,984	--
Agricultural	53	52	105	3,480	3,585	--
Total commercial	717	2,738	3,455	102,114	105,569	--

Total	$17,017	$25,881	$42,898	$1,245,537	$1,288,435	$--

December 31, 2015
Consumer:
Other consumer	$826	$122	$948	$74,658	$75,606	$57
Total consumer	826	122	948	74,658	75,606	57
Real estate:
Construction	736	9,449	10,185	66,934	77,119	410
Single family residential	9,493	4,850	14,343	486,659	501,002	1,246
Other commercial	12,910	7,810	20,720	833,348	854,068	203
Total real estate	23,139	22,109	45,248	1,386,941	1,432,189	1,859
Commercial:
Commercial	1,999	2,334	4,333	150,200	154,533	912
Agricultural	114	396	510	10,063	10,573	396
Total commercial	2,113	2,730	4,843	160,263	165,106	1,308

Total	$26,078	$24,961	$51,039	$1,621,862	$1,672,901	$3,224

The following table presents a summary of acquired loans by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2016
Consumer:
Other consumer	$52,857	$18	$197	$--	$--	$53,072
Total consumer	52,857	18	197	--	--	53,072
Real estate:
Construction	32,341	69	6,099	--	--	38,509
Single family residential	389,529	1,482	13,489	1,661	--	406,161
Other commercial	642,307	16,202	26,615	--	--	685,124
Total real estate	1,064,177	17,753	46,203	1,661	--	1,129,794
Commercial:
Commercial	91,957	1,698	8,076	253	--	101,984
Agricultural	3,270	51	264	--	--	3,585
Total commercial	95,227	1,749	8,340	253	--	105,569

Total	$1,212,261	$19,520	$54,740	$1,914	$--	$1,288,435

December 31, 2015
Consumer:
Other consumer	$75,330	$--	$276	$--	$--	$75,606
Total consumer	75,330	--	276	--	--	75,606
Real estate:
Construction	68,775	--	8,344	--	--	77,119
Single family residential	479,193	1,490	18,640	1,675	4	501,002
Other commercial	812,537	7,328	33,748	--	455	854,068
Total real estate	1,360,505	8,818	60,732	1,675	459	1,432,189
Commercial:
Commercial	144,239	332	7,948	2,014	--	154,533
Agricultural	10,310	--	263	--	--	10,573
Total commercial	154,549	332	8,211	2,014	--	165,106

Total	$1,590,384	$9,150	$69,219	$3,689	$459	$1,672,901

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

The impact of the adjustments on the Company’s financial results for the three and six months ended June 30, 2016 and 2015 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Impact on net interest income	$80	$3,223	$1,175	$9,325
Non-interest income (1)	--	(2,941)	--	(5,686)
Net impact to pre-tax income	80	282	1,175	3,639
Net impact, net of taxes	$49	$171	$714	$2,212

_____________________________________

(1)	Negative non-interest income resulted from the amortization of the FDIC indemnification assets. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization.

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$2,034	$21,259	$954	$23,469
Additions	--	--	--	--
Accretable yield adjustments	642	--	3,074	--
Accretion	(311)	311	(1,663)	1,663
Payments and other reductions, net	--	(907)	--	(4,469)
Balance, ending	$2,365	$20,663	$2,365	$20,663

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$17,226	$177,691	$20,635	$169,098
Additions	--	--	(116)	17,750
Accretable yield adjustments	2,369	--	5,443	--
Accretion	(4,547)	4,547	(10,914)	10,914
Payments and other reductions, net	--	(22,144)	--	(37,668)
Balance, ending	$15,048	$160,094	$15,048	$160,094

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans. During 2015, the Company recorded a provision totaling $736,000 to cover impairment in the estimated credit quality of acquired loans, not covered by loss share. Non-covered loans were subsequently charged-off and the allowance was used during 2015. Because of the termination of the loss share agreements, the allowance for previously covered loans was reclassified to allowance for acquired non-covered loans, resulting in a total allowance on acquired non-covered loans of $954,000 at June 30, 2016 and December 31, 2015.

The purchase and assumption agreements for the FDIC-assisted acquisitions allowed for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses failed to reach the expected loss level under a claw back provision (“true-up provision”). The amount of the true-up provision for each acquisition was measured and recorded at Day 1 fair values. It was calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement, then discounted back to net present value. Due to the termination of the FDIC agreements in September 2015 there was no amortization expense recorded for the three or six months ended June 30, 2016. For the three and six months ended June 30, 2015, amortization expense of $40,000 and $80,000, respectively and an adjustment related to changes in expected losses of $279,000 and $533,000, respectively was recorded.

NOTE 6:      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $327.7 million at June 30, 2016 and December 31, 2015.  Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2016 or the year ended December 31, 2015.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $11.3 million and $14.6 million were recorded during the first quarter of 2015 as part of the Community First and Liberty acquisitions, respectively.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Community First acquisition on February 27, 2015 included an insurance line of business and the Company recorded an intangible asset of $420,000 during the first quarter of 2015.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2016 and December 31, 2015, were as follows:

(In thousands)	June 30, 2016	December 31, 2015

Goodwill	$327,686	$327,686
Core deposit premiums:
Gross carrying amount	43,617	43,648
Accumulated amortization	(8,349)	(6,217)
Core deposit premiums, net	35,268	37,431
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(1,138)	(931)
Purchased credit card relationships, net	930	1,137
Books of business intangible:
Gross carrying amount	15,293	15,293
Accumulated amortization	(1,162)	(624)
Books of business intangible, net	14,131	14,669
Other intangible assets, net	50,329	53,237
Total goodwill and other intangible assets	$378,015	$380,923

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2016 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2016	$2,907
	2017	5,815
	2018	5,711
	2019	5,401
	2020	5,389
	Thereafter	25,106
	Total	$50,329

NOTE 7:      TIME DEPOSITS

Time deposits include approximately $562,888,000 and $625,775,000 of certificates of deposit of $100,000 or more at June 30, 2016, and December 31, 2015, respectively. Of this total approximately $170,616,000 and $186,352,000 of certificates of deposit were over $250,000 at June 30, 2016 and December 31, 2015, respectively.

NOTE 8:      INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2016	June 30, 2015
Income taxes currently payable	$22,812	$16,204
Deferred income taxes	615	(1,772)
Provision for income taxes	$23,427	$14,432

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	June 30, 2016	December 31, 2015

Deferred tax assets:
Loans acquired	$11,644	$14,716
Allowance for loan losses	13,515	12,700
Valuation of foreclosed assets	11,183	11,212
Tax NOLs from acquisition	14,593	14,593
Deferred compensation payable	2,769	2,767
Vacation compensation	2,204	2,250
Accrued equity and other compensation	5,903	5,197
Acquired securities	1,766	1,770
Other accrued liabilities	1,938	1,943
Unrealized loss on available-for-sale securities	--	1,655
Other	3,054	3,006
Gross deferred tax assets	68,569	71,809
Deferred tax liabilities:
Goodwill and other intangible amortization	(29,709)	(30,550)
Limitations under IRC Sec 382	(3,481)	(3,478)
Accumulated depreciation	(3,893)	(3,914)
Unrealized gain on available-for-sale securities	(2,733)	--
Other	(4,076)	(4,187)
Gross deferred tax liabilities	(43,892)	(42,129)

Net deferred tax asset, included in other assets	$24,677	$29,680

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense for the six months ended June 30, 2016 and 2015 is shown below:

(In thousands)	June 30, 2016	June 30, 2015

Computed at the statutory rate (35%)	$24,444	$15,142
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,369	1,432
Tax exempt interest income	(2,048)	(2,284)
Tax exempt earnings on BOLI	(519)	(364)
Merger related expenses	--	569
Federal tax credits	(53)	(276)
Other differences, net	234	213
Actual tax provision	$23,427	$14,432

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

The gross amount of recognized liabilities for repurchase agreements was $102.5 million and $96.8 million at June 30, 2016 and December 31, 2015, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2016
Repurchase agreements:
U.S. Government agencies	$95,209	$--	$--	$7,329	$102,538

December 31, 2015
Repurchase agreements:
U.S. Government agencies	$89,512	$--	$--	$7,326	$96,838

NOTE 10:         OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at June 30, 2016 and December 31, 2015 consisted of the following components:

(In thousands)	June 30, 2016	December 31, 2015

Other Borrowings
FHLB advances, net of discount, due 2016 to 2033, 0.83% to 7.37% secured by residential real estate loans	$141,691	$109,989
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	50,136	52,300
Total other borrowings	191,827	162,289

Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,175	9,723
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,052	9,975
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,164	5,167
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,084	5,063
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,089	10,022
Total subordinated debentures	60,184	60,570
Total other borrowings and subordinated debentures	$252,011	$222,859

During October 2015, the Company borrowed $52.3 million from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

At June 30, 2016, the Company had $90.8 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $141.7 million at June 30, 2016, with approximately $962.7 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.086 billion at June 30, 2016.

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

Aggregate annual maturities of long-term debt at June 30, 2016, are:

(In thousands)	Year	Annual Maturities

	2016	$97,276
	2017	14,016
	2018	24,682
	2019	7,765
	2020	36,435
	Thereafter	71,837
	Total	$252,011

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

NOTE 13:       UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Commissioner of the Arkansas State Bank Department is required, if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year.  At June 30, 2016, the Company’s subsidiary bank had approximately $4.1 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).  As of June 30, 2016, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company's CET1 ratio was 14.08% at June 30, 2016.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2016:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2016	484,497	$40.59	183,101	$35.65
Granted	58,090	47.02	142,827	47.51
Stock Options Exercised	(45,657)	29.96	--	--
Stock Awards Vested	--	--	(122,753)	41.39
Forfeited/Expired	(5,145)	35.25	(30,579)	33.35
Balance, June 30, 2016	491,785	$42.39	172,596	$41.79
Exercisable, June 30, 2016	215,556	$38.83

The following table summarizes information about stock options under the plans outstanding at June 30, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17.55	-	$21.29	17,350	4.91	$19.78	11,500	$19.48
21.51	-	21.51	2,050	3.55	21.51	2,050	21.51
28.42	-	28.42	24,600	0.80	28.42	24,600	28.42
30.31	-	30.31	28,090	1.79	30.31	28,090	30.31
40.57	-	40.57	43,720	7.91	40.57	43,720	40.57
40.72	-	40.72	1,500	8.38	40.72	300	40.72
44.40	-	44.40	54,825	8.35	44.40	26,877	44.40
45.50	-	45.50	258,255	9.11	45.50	77,161	45.50
47.02	-	47.02	58,090	9.56	47.02	--	--
48.13	-	48.13	3,305	9.21	48.13	1,258	48.13
$17.55	-	$48.13	491,785	7.96	$42.39	215,556	$38.83

Total stock-based compensation expense was $2,097,000 and $1,077,000 during the six months ended June 30, 2016 and 2015, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $1,480,000 of unrecognized stock-based compensation expense related to stock options at June 30, 2016. Unrecognized stock-based compensation expense related to non-vested stock awards was $7,715,000 at June 30, 2016.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.2 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2016 was $1,920,000 and $1,589,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $46.19 as of June 30, 2016, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and June 30, 2015, was $741,000 and $1,270,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during the six months ended June 30, 2016 and June 30, 2015 was $11.64 and $8.81 per share, respectively. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Expected dividend yield	1.96%	2.15%
Expected stock price volatility	27.34%	21.08%
Risk-free interest rate	2.01%	2.01%
Expected life of options (years)	7	10

NOTE 15:      ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended June 30,
(In thousands)	2016	2015

Interest paid	$10,817	$9,413
Income taxes paid	21,610	13,981
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	2,970	7,426
Transfers of loans acquired covered by FDIC loss share to foreclosed assets covered by FDIC loss share	--	2,288
Transfers of premises and equipment to premises held for sale	6,167	--
Transfers of premises held for sale to foreclosed assets held for sale	923	6,126

NOTE 16:      OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Professional services	$2,911	$2,261	$6,404	$4,135
Postage	1,074	1,085	2,309	2,017
Telephone	1,041	1,321	2,100	2,175
Credit card expense	2,542	2,280	5,372	4,271
Operating supplies	458	612	817	1,092
Amortization of intangibles	1,451	996	2,908	2,287
Branch right sizing expense	3,219	2,745	3,233	2,780
Other expense	6,836	6,741	12,784	11,456
Total other operating expenses	$19,532	$18,041	$35,927	$30,213

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

At June 30, 2016, the Company had outstanding commitments to extend credit aggregating approximately $639,407,000 and $926,432,000 for credit card commitments and other loan commitments.  At December 31, 2015, the Company had outstanding commitments to extend credit aggregating approximately $497,961,000 and $805,673,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $25,961,000 and $23,515,000 at June 30, 2016, and December 31, 2015, respectively, with terms ranging from 9 months to 15 years.  At June 30, 2016 and December 31, 2015, the Company had no deferred revenue under standby letter of credit agreements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2016
ASSETS
Available-for-sale securities
U.S. Treasury	$4,305	$4,305	$--	$--
U.S. Government agencies	58,113	--	58,113	--
Mortgage-backed securities	652,425	--	652,425	--
State and political subdivisions	64,836	--	64,836	--
Other securities	41,693	--	41,693	--
Assets held in trading accounts	7,321	2,073	5,248	--

December 31, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$3,994	$3,994	$--	$--
U.S. Government agencies	120,237	--	120,237	--
Mortgage-backed securities	647,426	--	647,426	--
States and political subdivisions	9,874	--	9,874	--
Other securities	39,876	--	39,876	--
Assets held in trading accounts	4,422	2,409	2,013	--

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

Appraisals are updated at renewal, if not more frequently, for all collateral dependent loans that are deemed impaired by way of impairment testing. Impairment testing is performed on all loans over $1.5 million rated Substandard or worse, all existing impaired loans regardless of size and all TDRs. All collateral dependent impaired loans meeting these thresholds have had updated appraisals or internally prepared evaluations within the last one to two years and these updated valuations are considered in the quarterly review and discussion of the corporate Special Asset Committee. On targeted CRE loans, appraisals/internally prepared valuations may be updated before the typical 1-3 year balloon/maturity period. If an updated valuation results in decreased value, a specific (ASC 310) impairment is placed against the loan, or a partial charge-down is initiated, depending on the circumstances and anticipation of the loan’s ability to remain a going concern, possibility of foreclosure, certain market factors, etc.

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on unobservable market data.  As of June 30, 2016 and December 31, 2015, the fair value of foreclosed assets held for sale less estimated costs to sell was $30.5 million and $44.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2016 and December 31, 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2016
ASSETS
Impaired loans (1) (2) (collateral dependent)	$13,160	$--	$--	$13,160
Foreclosed assets held for sale (1)	13,329	--	--	13,329

December 31, 2015
ASSETS
Impaired loans (1) (2) (collateral dependent)	$19,027	$--	$--	$19,027
Foreclosed assets held for sale (1)	14,459	--	--	14,459

________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)

Specific allocations of $2,350,000 and $1,136,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2016 and December 31, 2015, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2016
Financial assets:
Cash and cash equivalents	$250,607	$250,607	$--	$--	$250,607
Interest bearing balances due from banks - time	9,781	--	9,781	--	9,781
Held-to-maturity securities	632,154	--	647,293	--	647,293
Mortgage loans held for sale	30,529	--	--	30,529	30,529
Interest receivable	24,150	--	24,150	--	24,150
Legacy loans (net of allowance)	3,691,899	--	--	3,676,447	3,676,447
Loans acquired (net of allowance)	1,288,435	--	--	1,283,042	1,283,042

Financial liabilities:
Non-interest bearing transaction accounts	1,283,426	--	1,283,426	--	1,283,426
Interest bearing transaction accounts and savings deposits	3,538,808	--	3,538,808	--	3,538,808
Time deposits	1,205,969	--	--	1,204,164	1,204,164
Federal funds purchased and securities sold under agreements to repurchase	103,038	--	103,038	--	103,038
Other borrowings	191,827	--	201,124	--	201,124
Subordinated debentures	60,184	--	54,683	--	54,683
Interest payable	1,690	--	1,690	--	1,690

December 31, 2015
Financial assets:
Cash and cash equivalents	$252,262	$252,262	$--	$--	$252,262
Interest bearing balances due from banks - time	14,107	--	14,105	--	14,105
Held-to-maturity securities	705,373	--	713,371	--	713,371
Mortgage loans held for sale	30,265	--	--	30,265	30,265
Interest receivable	25,793	--	25,793	--	25,793
Legacy loans (net of allowance)	3,215,103	--	--	3,204,153	3,204,153
Loans acquired (net of allowance)	1,672,901	--	--	1,667,204	1,667,204

Financial liabilities:
Non-interest bearing transaction accounts	1,280,234	--	1,280,234	--	1,280,234
Interest bearing transaction accounts and savings deposits	3,485,845	--	3,485,845	--	3,485,845
Time deposits	1,320,017	--	--	1,315,254	1,315,254
Federal funds purchased and securities sold under agreements to repurchase	99,398	--	99,398	--	99,398
Other borrowings	162,289	--	168,254	--	168,254
Subordinated debentures	60,570	--	55,954	--	55,954
Interest payable	1,800	--	1,800	--	1,800

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the related consolidated statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

August 8, 2016

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2016 was $22.9 million and diluted earnings per share were $0.75, compared to net income of $20.0 million and $0.67 diluted earnings per share for the same period of 2015. Diluted earnings per share increased by $0.08, or 11.9%. Net income for the six months ended June 30, 2016, was $46.4 million and diluted earnings per share were $1.52, compared to net income of $28.7 million and $1.10 diluted earnings per share for the same period in 2015. Year-to-date diluted earnings per share increased by $0.42, or 38.2%

Net income for the first and second quarters in both 2016 and 2015 included nonrecurring items that impacted net income. The 2016 nonrecurring items primarily related to branch right sizing initiatives. The 2015 nonrecurring items were significant and related mainly to our acquisitions. Excluding all nonrecurring items, core earnings for the three months ended June 30, 2016 were $25.1 million, or $0.82 diluted core earnings per share, compared to $22.4 million, or $0.75 diluted core earnings per share for the same period in 2015. Diluted core earnings per share increased by $0.07, or 9.3%. Year-to-date core earnings were $48.3 million, an increase of $10.1 million, or 26.6%, compared with the same period in 2015. Year-to-date diluted core earnings per share were $1.59, an increase of $0.13, or 8.9%. See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

On February 19, 2016, we merged Simmons First Trust Company and Trust Company of the Ozarks with and into Simmons First National Bank. We believe this will allow us to offer our trust services in an efficient and consistent manner throughout our footprint.

During the second quarter we entered into a stock purchase agreement with Citizens National Bancorp, Inc. (“Citizens”) and Citizens National Bank (“CNB”) to acquire CNB, headquartered in Athens, Tennessee. CNB has assets of approximately $550 million. The transaction is expected to close during the third quarter of 2016 and after closing, CNB is expected to continue operations as a separate bank subsidiary of the Company for an interim period until it is merged into Simmons Bank.

On February 27, 2015, we closed the transactions to acquire Community First Bancshares, Inc. (“Community First”) and Liberty Bancshares, Inc. (“Liberty”) and at March 31, 2015 Liberty Bank and First State Bank operated as independently chartered banks. Liberty Bank was subsequently merged into our lead bank, Simmons First National Bank, on April 24, 2015 with a simultaneous systems conversion. First State Bank was subsequently merged into our lead bank, Simmons First National Bank, on September 4, 2015 with a simultaneous systems conversion. As a result of these acquisitions, we recognized $7.7 million in after tax merger related expenses during the six month period ended June 30, 2015.

We are pleased with the results from the second quarter as we continue to absorb the acquisitions from the previous two years. Competitive pressures and artificially low interest rates continue to put pressure on our net interest income but we have done a good job of diversifying our revenue through other lines of business such as our trust operations, mortgage lending, credit card services, and other wealth management offerings. We will continue to focus on improving our efficiency throughout the remainder of the year. We continue to pursue growth opportunities and focus on improvement in our core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions.

Stockholders’ equity as of June 30, 2016 was $1.091 billion, book value per share was $35.86 and tangible book value per share was $23.43.  Our ratio of stockholders’ equity to total assets was 14.5% and the ratio of tangible stockholders’ equity to tangible assets was 10.0% at June 30 2016. See Table 14 – Reconciliation of Tangible Book Value per Share (non-GAAP) and Table 15 – Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP) for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 11.3%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $7.534 billion at June 30, 2016, compared to $7.560 billion at December 31, 2015 and $7.614 billion at June 30, 2015.  Total loans, including loans acquired, were $5.014 billion at June 30, 2016, compared to $4.919 billion at December 31, 2015 and $4.813 billion at June 30, 2015. We continue to have good asset quality.

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

Acquisition Accounting, Acquired Loans

We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Employee Benefit Plans

We have adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or satisfaction of the conditions in the awards of the restricted or performance stock to directors, officers and other key employees.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2016, net interest income on a fully taxable equivalent basis was $68.7 million, a decrease of $6.8 million, or 9.0%, over the same period in 2015.  The decrease in net interest income was the result of a $7.5 million decrease in interest income and a $645,000 decrease in interest expense.

The decrease in interest income primarily resulted from a $7.4 million decrease in interest income on loans, consisting of legacy loans and acquired loans. The increase in loan volume during 2016 generated $4 million of additional interest income, while a 92 basis point decline in yield resulted in an $11.3 million decrease in interest income. The interest income increase from loan volume was primarily due to our legacy loan growth from the same period last year.

Included in interest income is the effect of yield accretion recognized as a result of updated estimates of the cash flows of our acquired loans, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the acquired loans, and adjustments may or may not be required.  The cash flow estimate may increase or decrease based on payment histories and loss expectations of the loans.  The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans.  For loans previously covered by FDIC loss sharing agreements, any increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, which were recorded as indemnification assets.  The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected life of the loans, whichever was shorter, and were recorded in non-interest expense.

For the three months ended June 30, 2016, interest income was less by $3.1 million and non-interest income was greater by $2.9 million, compared to the same period in 2015, due to the adjustments discussed above. The net effect lowered 2016 second quarter pre-tax income by $202,000 from 2015. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loans. With the termination of the loss sharing agreements in 2015, there will be no future adjustments to non-interest income.

The $645,000 million decrease in interest expense is primarily from a $340.2 million decrease in interest bearing deposit accounts.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2016, net interest income on a fully taxable equivalent basis was $141.0 million, an increase of $10.7 million, or 8.2%, over the same period in 2015.  The increase in net interest income was the result of an $11.1 million increase in interest income and a $451,000 increase in interest expense.

The increase in interest income primarily resulted from an $8.3 million increase in interest income on loans and a $3.1 million increase in interest income on investment securities. The increase in loan volume during 2016 generated $24.5 million of additional interest income, while a 77 basis point decline in yield resulted in a $16.2 million decrease in interest income. The increase in loan volume was primarily due to our acquisitions in early 2015. $1.8 million of the increase in interest income on investment securities was due to volume increases while $1.2 million was a result of an increase in yield on the security portfolio.

For the six months ended June 30, 2016, the acquired loan cash flow adjustments resulted in a decrease to interest income by $8.2 million and non-interest income was greater by $5.7 million compared to the same period in 2015. The net increase to year-to-date 2016 pre-tax income was $2.5 million compared with 2015.

The $451,000 increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Liberty and Community First.

Net Interest Margin

Our net interest margin decreased 30 basis points to 4.17% for the three month period ended June 30, 2016, when compared to 4.47% for the same period in 2015. For the six month period ended June 30, 2016, net interest margin decreased 13 basis points to 4.29% when compared to 4.42% for the same period in 2015.  The most significant factor in the decreasing margin during the three month period ended June 30, 2016 is the impact of the lower accretable yield adjustments discussed. Normalized for all accretion on acquired loans, our core net interest margin at June 30, 2016 and 2015 was 3.90% and 3.74%, respectively. See Reconciliation of Non-GAAP Measures and Table 16 – Reconciliation of Core Net Interest Margin (non-GAAP) for additional discussion of non-GAAP measures.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2016 and 2015, respectively, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2016, versus June 30, 2015.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Interest income	$71,900	$79,169	$147,521	$136,424
FTE adjustment	2,106	2,303	4,189	4,160
Interest income – FTE	74,006	81,472	151,710	140,584
Interest expense	5,317	5,962	10,707	10,256
Net interest income – FTE	$68,689	$75,510	$141,003	$130,328

Yield on earning assets – FTE	4.49%	4.82%	4.61%	4.77%
Cost of interest bearing liabilities	0.42%	0.44%	0.42%	0.43%
Net interest spread – FTE	4.07%	4.38%	4.19%	4.34%
Net interest margin – FTE	4.17%	4.47%	4.29%	4.42%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended June 30, 2016 vs. 2015	Six Months Ended June 30, 2016 vs. 2015

Increase due to change in earning assets	$3,541	$25,921
Decrease due to change in earning asset yields	(11,007)	(14,794)
Increase (decrease) due to change in interest bearing liabilities	472	(460)
Increase due to change in interest rates paid on interest bearing liabilities	173	9
(Decrease) increase in net interest income	$(6,821)	$10,676

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended June 30, 2016 and 2015.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$126,114	$77	0.25	$308,756	$229	0.30
Federal funds sold	2,570	17	2.66	75,922	73	0.39
Investment securities - taxable	1,087,179	5,273	1.95	1,295,466	4,479	1.39
Investment securities - non-taxable	416,115	5,300	5.12	360,360	5,849	6.51
Mortgage loans held for sale	28,844	295	4.11	37,656	375	3.99
Assets held in trading accounts	6,932	3	0.17	6,592	4	0.24
Loans	4,957,888	63,041	5.11	4,689,941	70,463	6.03
Total interest earning assets	6,625,642	74,006	4.49	6,774,693	81,472	4.82
Non-earning assets	896,491			920,999
Total assets	$7,522,133			$7,695,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,526,278	$2,035	0.23	$3,621,060	$2,131	0.24
Time deposits	1,242,805	1,741	0.56	1,488,208	2,064	0.56
Total interest bearing deposits	4,769,083	3,776	0.32	5,109,268	4,195	0.33
Federal funds purchased and securities sold under agreement to repurchase	104,668	59	0.23	116,258	57	0.20
Other borrowings	172,268	938	2.19	179,080	1,151	2.58
Subordinated debentures	60,132	544	3.64	62,981	559	3.56
Total interest bearing liabilities	5,106,151	5,317	0.42	5,467,587	5,962	0.44
Non-interest bearing liabilities:
Non-interest bearing deposits	1,271,878			1,088,474
Other liabilities	57,486			70,312
Total liabilities	6,435,515			6,626,373
Stockholders’ equity	1,086,618			1,069,319
Total liabilities and stockholders’ equity	$7,522,133			$7,695,692
Net interest spread			4.07			4.38
Net interest margin		$68,689	4.17		$75,510	4.47

	Six Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$146,748	$220	0.30	$339,976	$439	0.26
Federal funds sold	2,204	27	2.46	66,384	102	0.31
Investment securities - taxable	1,082,017	10,583	1.97	1,124,923	7,451	1.34
Investment securities - non-taxable	422,966	10,549	5.02	345,743	10,602	6.18
Mortgage loans held for sale	27,730	572	4.15	26,155	522	4.02
Assets held in trading accounts	6,064	9	0.30	6,687	8	0.24
Loans	4,923,787	129,750	5.30	4,038,397	121,460	6.07
Total interest earning assets	6,611,516	151,710	4.61	5,948,265	140,584	4.77
Non-earning assets	899,141			786,715
Total assets	$7,510,657			$6,734,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,505,424	$4,053	0.23	$3,111,053	$3,478	0.23
Time deposits	1,273,209	3,377	0.53	1,321,350	3,661	0.56
Total interest bearing deposits	4,778,633	7,430	0.31	4,432,403	7,139	0.32
Federal funds purchased and securities sold under agreement to repurchase	109,109	125	0.23	118,913	121	0.21
Other borrowings	178,134	2,065	2.33	181,517	2,203	2.45
Subordinated debentures	60,121	1,087	3.64	49,334	793	3.24
Total interest bearing liabilities	5,125,997	10,707	0.42	4,782,167	10,256	0.43
Non-interest bearing liabilities:
Non-interest bearing deposits	1,248,595			1,019,388
Other liabilities	55,362			57,173
Total liabilities	6,429,954			5,858,728
Stockholders’ equity	1,080,703			876,252
Total liabilities and stockholders’ equity	$7,510,657			$6,734,980
Net interest spread			4.19			4.34
Net interest margin		$141,003	4.29		$130,328	4.42

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six month periods ended June 30, 2016, as compared to the same periods of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 over 2015			2016 over 2015
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$(117)	$(35)	$(152)	$(281)	$62	$(219)
Federal funds sold	(130)	74	(56)	(183)	108	(75)
Investment securities - taxable	(803)	1,597	794	(294)	3,427	3,133
Investment securities - non-taxable	823	(1,372)	(549)	2,127	(2,180)	(53)
Mortgage loans held for sale	(90)	10	(80)	32	18	50
Assets held in trading accounts	--	(1)	(1)	(1)	2	1
Loans	3,858	(11,280)	(7,422)	24,521	(16,231)	8,290
Total	3,541	(11,007)	(7,466)	25,921	(14,794)	11,127

Interest expense:
Interest bearing transaction and savings accounts	(55)	(41)	(96)	453	122	575
Time deposits	(343)	20	(323)	(130)	(154)	(284)
Federal funds purchased and securities sold under agreements to repurchase	(6)	8	2	(10)	14	4
Other borrowings	(43)	(170)	(213)	(40)	(98)	(138)
Subordinated debentures	(25)	10	(15)	187	107	294
Total	(472)	(173)	(645)	460	(9)	451
Increase (decrease) in net interest income	$4,013	$(10,834)	$(6,821)	$25,461	$(14,785)	$10,676

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

The provision for loan losses for the three month period ended June 30, 2016, was $4.6 million, compared to $3.0 million for the three month period ended June 30, 2015, an increase of $1.6 million. The provision for loan losses for the six month period ended June 30, 2016, was $7.4 million, compared to $4.2 million for the six month period ended June 30, 2015, an increase of $3.2 million. See Allowance for Loan Losses section for additional information.

The provision increase resulted from several reasons. Our increased organic legacy loan growth rate required additional allowance. Significant loan growth in our Missouri and Tennessee markets, both from new loans and from acquired loans migrating to legacy, required an allowance to be established for those loans through a provision.

Our provision expense for the three month period ended June 30, 2016 included replenishment of a $2 million charge-off related to potential customer fraud on an agricultural loan, which carried a pass rating and for which recovery is unknown at this time.

Finally, a $307,000 provision was recorded on acquired loans during the three and six months ended June 30, 2016 as a result of a shortage in our credit mark on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $36.9 million for the three month period ended June 30, 2016, an increase of $12.0 million, or 47.9%, compared to $24.9 million for the same period in 2015. Total non-interest income was $66.4 million for the six month period ended June 30, 2016, an increase of $23.1 million, or 53.4%, compared to $43.3 million for the same period in 2015. The increase in non-interest income was primarily due to gains recorded on the sale of securities that totaled $3.4 million as part of our bond portfolio rebalancing strategy. We are actively looking to reduce the number of issuances we hold in our portfolio and monitoring the market conditions for opportunities to sell securities and replace with comparable yields while only marginally extending the duration of the portfolio.

As previously discussed in the Net Interest Income section, there was a $3.1 million increase in non-interest income from the three month period ended June 30, 2016 to the same period of 2015 due to the elimination of the amortization of the indemnification asset expected to be collected from the FDIC covered loan portfolios.   Excluding the indemnification asset amortization adjustments, non-interest income increased $8.9 million, or 40.4%.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities. The remaining increase in non-interest income was due to additional mortgage lending, trust income and investment banking revenue.

Table 5 shows non-interest income for the three and six month periods ended June 30, 2016 and 2015, respectively, as well as changes in 2016 from 2015.

Table 5:  Non-Interest Income

	Three Months		2016		Six Months		2016
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2016	2015	2015		2016	2015	2015
Trust income	$3,656	$2,070	$1,586	76.62%	$7,287	$4,321	$2,966	68.64%
Service charges on deposit accounts	7,661	8,031	(370)	-4.61	14,977	14,394	583	4.05
Other service charges and fees	1,571	2,766	(1,195)	-43.20	3,480	4,430	(950)	-21.44
Mortgage lending income	5,877	3,449	2,428	70.40	9,670	5,710	3,960	69.35
Investment banking income	1,181	593	588	99.16	1,865	1,487	378	25.42
Debit and credit card fees	7,688	6,486	1,202	18.53	14,888	12,134	2,754	22.70
Bank owned life insurance income	826	746	80	10.72	1,824	1,318	506	38.39
Gain (loss) on sale of securities	3,759	--	3,759	100.00	4,088	(38)	4,126	-10857.89
Net (loss) on assets covered by FDIC loss share agreements	--	(3,056)	3,056	-100.00	--	(5,727)	5,727	-100.00
Other income	4,669	3,863	806	20.86	8,318	5,253	3,065	58,35
Total non-interest income	$36,888	$24,948	$11,940	47.86%	$66,397	$43,282	$23,115	53.41%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended June 30, 2016, was $20.6 million, an increase of $.2 million from the three month period ended June 30, 2015.  Trust income increased by $1.6 million or 76.62%, and debit and credit card fees increased by $1.2 million, or 18.53%. These increases were partially offset by a decrease in other service charges and fees of $1.2 million. The increase in debit and credit card fees is related to a higher volume of debit and credit card transactions as a result of a marketing campaign to attract new credit card users.

Mortgage lending income increased by $2.4 million for the three months ended June 30, 2016 compared to last year, due primarily to additional lenders and an increasingly active residential real estate market.

Net loss on assets covered by FDIC loss share agreements decreased by $3.1 million and $5.7 million during the three and six month period ending June 30, 2016, respectively, due to the termination of the FDIC loss share agreements and the related indemnification asset.

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

Non-interest expense for the three months ended June 30, 2016 was $64.1 million, a decrease of $667,000, or 1.0%, from the same period in 2015. The most significant impact to non-interest expense were the following nonrecurring items.

We saw a $875,000 decrease in merger related costs from last year. We only had $372,000 of merger related costs in the second quarter of 2016 compared to $1.2 million in the second quarter of 2015. The merger related costs in prior year were from our acquisitions of Liberty, Community First and Ozark Trust. This decrease was offset by an increase in branch right sizing expense for the second quarter of 2016 to $3.2 million from $2.7 million for the second quarter of 2015.

Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense for the three months ended June 30, 2016 decreased $266,000, or 0.44%, from the same period in 2015.

Non-interest expense for the six months ended June 30, 2016 was $125.9 million, an increase of $3.9 million, or 3.2%, from the same period in 2015. The most significant impact to non-interest expense were the following nonrecurring items.

First, we saw an $11.2 million decrease in merger related costs from last year. Included in the six months ended June 30, 2016 were $465,000 in merger related costs, primarily from our anticipated acquisition of Citizens. In the same period of 2015 we recorded $11.7 million of merger related costs associated with our Liberty and Community First acquisitions.

Second, branch right sizing expense for the six months ended June 30, 2016 increased by $453,000 from the same period in 2015. We had $3.2 million of branch right sizing expense in 2016 from our ten branch closings. For the same period in 2015, we had expenses of $2.8 million associated with the closure and maintenance of twelve branches. We continue to monitor branch operations and profitability as well as changing customer habits.

Normalizing for the nonrecurring merger related costs and branch right sizing, non-interest expense for the six months ended June 30, 2016 increased $14.7 million, or 13.6%, from the same period in 2015, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits decreased by $2.0 million for the three months ended June 30, 2016 compared to the same period in 2015 as we continue to recognize the benefits from our ongoing efficiency initiatives and cost saves related to the integration of our 2015 acquisitions. Salaries and employee benefits increased by $6.2 million for the six months ended June 30, 2016 related to the Community First and Liberty mergers during 2015. Occupancy expense decreased by $106,000 for the three months ended June 30, 2016 and increased $779,000 for the six months period ended June 30 ,2016 when compared to the same periods in 2015, while furniture and equipment expense increased by $836,000 and $1.6 million from the same periods in 2015.

The increases in several other operating expense categories during the periods were a result of the 2015 acquisitions. Professional services increased by $695,000 for the three months ended June 30, 2016 from the same period in 2015 related to exam fees, auditing and accounting services and general consulting expenses.

Table 6 below shows non-interest expense for the three and six month periods ended June 30, 2016 and 2015, respectively, as well as changes in 2016 from 2015.

Table 6:  Non-Interest Expense

	Three Months		2016		Six Months		2016
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2016	2015	2015		2016	2015	2015
Salaries and employee benefits	$33,103	$35,111	$(2,008)	-5.72%	$67,877	$61,721	$6,156	9.97%
Occupancy expense, net	4,945	5,051	(106)	-2.10	9,406	8,627	779	9.03
Furniture and equipment expense	4,077	3,241	836	25.79	8,023	6,420	1,603	24.97
Other real estate and foreclosure expense	967	1,017	(50)	-4.92	1,934	1,398	536	38.34
Deposit insurance	1,096	1,096	--	0.00	2,244	1,966	278	14.14
Merger related costs	372	1,247	(875)	-70.17	465	11,666	(11,201)	-96.01
Other operating expenses:
Professional services	2,956	2,261	695	30.74	6,459	4,135	2,324	56.20
Postage	1,074	1,085	(11)	-1.01	2,309	2,017	292	14.48
Telephone	1,041	1,321	(280)	-21.20	2,100	2,175	(75)	-3.45
Credit card expenses	2,542	2,280	262	11.49	5,372	4,271	1,101	25.78
Operating supplies	458	612	(154)	-25.16	817	1,092	(275)	-25.18
Amortization of intangibles	1,451	996	455	45.68	2,908	2,287	621	27.15
Branch right sizing expense	3,219	2,745	474	17.27	3,233	2,780	453	16.29
Other expense	6,836	6,741	95	1.41	12,784	11,456	1,328	11.59
Total non-interest expense	$64,137	$64,804	$(667)	-1.03%	$125,931	$122,011	$3,920	3.21%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $3.455 billion and $2.224 billion during the first six months of 2016 and 2015, respectively.  As of June 30, 2016, total loans, excluding loans acquired, were $3.725 billion, an increase of $479.0 million from December 31, 2015.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans). The growth in the legacy portfolio is primarily attributable to the larger market areas in which we now operate as a result of our acquisitions. In addition, we have actively recruited and hired new lenders in our growth markets in an effort to continue growing our loan portfolio.

Also contributing to our legacy loan growth are acquired loans that have migrated to legacy loans. When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2015 to June 30, 2016 included $138.8 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of June 30, 2016.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	June 30, 2016	December 31, 2015

Consumer:
Credit cards	$171,468	$177,288
Other consumer	248,018	208,380
Total consumer	419,486	385,668
Real estate:
Construction	330,666	279,740
Single family residential	785,289	696,180
Other commercial	1,414,663	1,229,072
Total real estate	2,530,618	2,204,992
Commercial:
Commercial	577,771	500,116
Agricultural	187,047	148,563
Total commercial	764,818	648,679
Other	10,500	7,115
Total loans, excluding loans acquired, before allowance for loan losses	$3,725,422	$3,246,454

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $419.5 million at June 30, 2016, or 11.3% of total loans, compared to $385.7 million, or 11.9% of total loans at December 31, 2015.  The increase in consumer loans from December 31, 2015, to June 30, 2016, was due to growth in direct and indirect consumer loans and by the expected seasonal increase in our credit card portfolio.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $2.531 billion at June 30, 2016, or 67.9% of total loans, compared to the $2.205 billion, or 67.9%, of total loans at December 31, 2015, an increase of $325.6 million.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $764.8 million at June 30, 2016, or 20.5% of total loans, compared to $648.7 million, or 20.0% of total loans at December 31, 2015, an increase of $116.1 million.  Non-agricultural commercial loans increased to $577.8 million, a $77.7 million, or 15.5%, growth from December 31, 2015. Agricultural loans increased to $187.0 million, a $38.5 million, or 25.9%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

Table 8 reflects the carrying value of all acquired loans as of June 30, 2016 and December 31, 2015.

Table 8:  Loans Acquired

(In thousands)	June 30, 2016	December 31, 2015

Consumer:
Other consumer	$53,072	$75,606
Total consumer	53,072	75,606
Real estate:
Construction	38,509	77,119
Single family residential	406,161	501,002
Other commercial	685,124	854,068
Total real estate	1,129,794	1,432,189
Commercial:
Commercial	101,984	154,533
Agricultural	3,585	10,573
Total commercial	105,569	165,106
Total loans acquired (1)	$1,288,435	$1,672,901

_______________________

(1)	Loans acquired are reported net of a $954,000 allowance at June 30, 2016 and December 31, 2015.

Approximately $2.0 billion of the loans originally acquired in the Liberty, Community First, Metropolitan and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

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

Credit card loans are classified as impaired when payment of interest or principal is 90 days past due. When accounts reach 90 days past due and there are attachable assets, the accounts are considered for litigation. Credit card loans are generally charged off when payment of interest and principal is 150 days past due. The credit card recovery group pursues account holders until it is determined, on a case-by-case basis, to be uncollectible.

Total non-performing assets, excluding all loans acquired, increased by $10.6 million from December 31, 2015 to June 30, 2016.  Foreclosed assets held for sale decreased by $14.3 million. Nonaccrual loans increased by $25.6 million during the period, primarily CRE loans. Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 1.13% at June 30, 2016, compared to 0.89% at December 31, 2015. The increase in the non-performing ratio from the fourth quarter is primarily the result of a single credit totaling $13.5 million and other migrated assets that have deteriorated since acquisition. We feel we are adequately reserved for the potential exposures related to these credits. There were also several larger non-performing loans that were identified in the second quarter. The majority of these balances were related to acquired loans that have migrated, residential loans that have entered loss mitigation, and, certain balances remaining outstanding which were related to potential fraudulent activity on the agricultural loan relationship discussed above. The decrease in foreclosed assets held for sale was the result of the sale of several properties we acquired through our Metropolitan National Bank and FDIC-assisted transactions.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance increased to $15.0 million at June 30, 2016, compared to $5.6 million at December 31, 2015.  The majority of our TDRs remain in the CRE portfolio with the largest increase comprised of two relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality.  The allowance for loan losses as a percent of total loans was 0.90% as of June 30, 2016.  Non-performing loans equaled 1.17% of total loans, a 59 basis point increase from December 31, 2015. Non-performing assets were 0.99% of total assets, a 14 basis point increase during the same period. The allowance for loan losses was 77% of non-performing loans.  Our annualized net charge-offs to total loans for the first six months of 2016 was 0.29%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.24%.  Annualized net credit card charge-offs to total credit card loans were 1.25%, compared to 1.28% during the full year 2015, and more than 190 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

($ in thousands)	June 30, 2016	December 31, 2015

Nonaccrual loans (1)	$43,305	$17,714
Loans past due 90 days or more (principal or interest payments)	227	1,191
Total non-performing loans	43,532	18,905
Other non-performing assets:
Foreclosed assets held for sale	30,529	44,820
Other non-performing assets	519	211
Total other non-performing assets	31,048	45,031
Total non-performing assets	$74,580	$63,936

Performing TDRs	$10,887	$3,031
Allowance for loan losses to non-performing loans	77%	166%
Non-performing loans to total loans	1.17%	0.58%
Non-performing assets to total assets (2)	0.99%	0.85%

_______________________

(1)	Includes nonaccrual TDRs of approximately $4.1 million at June 30, 2016 and $2.5 million at December 31, 2015.
(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2016 and 2015.

At June 30, 2016, impaired loans, net of government guarantees and loans acquired, were $43.8 million compared to $18.2 million at December 31, 2015. The increase in impaired loans is primarily related to the non-performing loans discussed above. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocated specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2016	2015

Balance, beginning of year	$31,351	$29,028
Loans charged off:
Credit card	1,561	1,587
Other consumer	882	586
Real estate	1,053	626
Commercial	2,759	245
Total loans charged off	6,255	3,044
Recoveries of loans previously charged off:
Credit card	495	454
Other consumer	252	320
Real estate	223	58
Commercial	325	178
Total recoveries	1,295	1,010
Net loans charged off	4,960	2,034
Provision for loan losses (1)	7,132	3,573
Balance, June 30 (2)	$33,523	30,567

Loans charged off:
Credit card		1,520
Other consumer		1,086
Real estate		954
Commercial		1,170
Total loans charged off		4,730
Recoveries of loans previously charged off:
Credit card		436
Other consumer		218
Real estate		145
Commercial		2
Total recoveries		801
Net loans charged off		3,929
Provision for loan losses(1)		4,713
Balance, end of year(2)		$31,351

_______________________

(1)	Provision for loan losses of $307,000 attributable to loans acquired, was excluded from this table for 2016 (total year-to-date provision for loan losses is $7,439,000) and $736,000 was excluded from this table for 2015 (total 2015 provision for loan losses is $9,022,000). The $307,000 for 2016 and $736,000 for 2015 was subsequently charged-off, resulting in no increase in the allowance related to loans acquired.
(2)	Allowance for loan losses at June 30, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2016 and December 31, 2015 was $34,477,000 and $32,305,000, respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three and six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of June 30, 2016, the allowance for loan losses reflects an increase of approximately $2.2 million from December 31, 2015, while total loans, excluding loans acquired, increased by $479.0 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2016		December 31, 2015
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$3,748	4.6%	$3,893	5.5%
Other consumer	2,215	6.7%	1,853	6.4%
Real estate	19,635	67.9%	19,522	67.9%
Commercial	7,832	20.5%	5,985	20.0%
Other	93	0.3%	98	0.2%
Total(2)	$33,523	100.0%	$31,351	100.0%

_______________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at June 30, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2016 and December 31, 2015 was $34,477,000 and $32,305,000, respectively

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2016, core deposits comprised 90.7% of our total deposits.

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

Our total deposits as of June 30, 2016, were $6.028 billion, a decrease of $57.9 million from December 31, 2015.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $4.822 billion at June 30, 2016, compared to $4.766 billion at December 31, 2015, a $56.2 million increase. Total time deposits decreased $114.0 million to $1.206 billion at June 30, 2016, from $1.320 billion at December 31, 2015. We had $1.5 million of brokered deposits at June 30, 2016 and December 31, 2015.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $252.0 million and $222.9 million at June 30, 2016 and December 31, 2015, respectively. The outstanding balance for June 30, 2016 includes $90.8 million in FHLB short-term advances, $50.9 million in FHLB long-term advances, $50.1 million in notes payable and $60.2 million of trust preferred securities. The outstanding balance for December 31, 2015 included $40.0 million in FHLB short-term advances, $70.0 million in FHLB long-term advances, $52.3 million in notes payable and $60.6 million of trust preferred securities.

The $50.1 million notes payable is unsecured debt from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

During the six months ended June 30, 2016, we increased total debt by $29.2 million from December 31, 2015 primarily due to the $50.8 million increase in FHLB short-term advances partially offset by the maturity of $19.1 million of FHLB long-term advances.

CAPITAL

Overview

At June 30, 2016, total capital was $1.091 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2016, our common equity to assets ratio was 14.5%, up 70 basis points from year-end 2015.

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

Stock Repurchase

During 2012, we announced the adoption by the Board of Directors of a new stock repurchase program. The program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding at that time. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase. We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during 2015 or 2016.

Cash Dividends

We declared cash dividends on our common stock of $0.48 per share for the first six months of 2016 compared to $0.46 per share for the first six months of 2015, an increase of $0.02, or 4.3%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2016, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2016 and December 31, 2015 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2016	2015

Tier 1 capital:
Stockholders’ equity	$1,090,711	$1,076,855
Trust preferred securities	60,184	60,570
Goodwill and other intangible assets	(334,395)	(331,931)
Unrealized gain on available-for-sale securities, net of income taxes	(4,238)	2,665
Total Tier 1 capital	812,262	808,159
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	--	--
Qualifying allowance for loan losses	37,240	35,068
Total Tier 2 capital	37,240	35,068
Total risk-based capital	$849,502	$843,227

Common equity:
Tier 1 capital	$812,262	$808,159
Non-cumulative preferred stock	--	(30,852)
Trust preferred securities	(60,184)	(60,570)
Total common equity	$752,078	$716,737

Risk weighted assets	$5,343,355	$5,044,453

Assets for leverage ratio	$7,185,633	$7,218,559

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	14.08%	14.21%
Tier 1 leverage ratio	11.30%	11.20%
Tier 1 risk-based capital ratio	15.20%	16.02%
Total risk-based capital ratio	15.90%	16.72%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	6.50%
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	8.00%
Total risk-based capital ratio	10.00%	10.00%

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of June 30, 2016, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The tables below present computations of core earnings (net income excluding nonrecurring items {gain from early retirement of trust preferred securities, merger related costs and branch right sizing expenses}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP). Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

   •   Preparation of the Company’s operating budgets

   •   Monthly financial performance reporting

   •   Monthly “flash” reporting of consolidated results (management only)

   •   Investor presentations of Company performance

The Company believes the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” and core net interest margin (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance.  These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these nonrecurring items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

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

See Table 13 below for the reconciliation of core earnings, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015

Net income	$22,909	$20,018	$46,390	$28,727
Nonrecurring items:
Gain from early retirement of trust preferred securities	--	--	(594)	--
Merger related costs	372	1,247	465	11,666
Branch right sizing	3,219	2,745	3,233	2,780
Tax effect (1)	(1,409)	(1,566)	(1,218)	(5,029)
Net nonrecurring items	2,182	2,426	1,886	9,417
Core earnings (non-GAAP)	$25,091	$22,444	$48,276	$38,144

Diluted earnings per share	$0.75	$0.67	$1.52	$1.10
Nonrecurring items:
Gain from early retirement of trust preferred securities	--	--	(0.02)	--
Merger related costs	0.01	0.04	0.02	0.45
Branch right sizing	0.11	0.09	0.11	0.11
Tax effect (1)	(0.05)	(0.05)	(0.04)	(0.20)
Net nonrecurring items	0.07	0.08	0.07	0.36
Diluted core earnings per share (non-GAAP)	$0.82	$0.75	$1.59	$1.46

_______________________

(1)	Effective tax rate of 39.225%, adjusted for non-deductible merger related costs.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	June 30, 2016	December 31, 2015

Total common stockholders’ equity	$1,090,711	$1,046,003
Intangible assets:
Goodwill	(327,686)	(327,686)
Other intangible assets	(50,329)	(53,237)
Total intangibles	(378,015)	(380,923)
Tangible common stockholders’ equity	$712,696	$665,080
Shares of common stock outstanding	30,415,980	30,278,432

Book value per common share	$35.86	$34.55

Tangible book value per common share (non-GAAP)	$23.43	$21.97

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets as of June 30, 2016 and December 31, 2015.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	June 30, 2016	December 31, 2015

Total stockholders’ equity	$1,090,711	$1,076,855
Preferred stock	--	(30,852)
Total common stockholders’ equity	1,090,711	1,046,003
Intangible assets:
Goodwill	(327,686)	(327,686)
Other intangible assets	(50,329)	(53,237)
Total intangibles	(378,015)	(380,923)
Tangible common stockholders’ equity	$712,696	$665,080

Total assets	$7,534,219	$7,559,658
Intangible assets:
Goodwill	(327,686)	(327,686)
Other intangible assets	(50,329)	(53,237)
Total intangibles	(378,015)	(380,923)
Tangible assets	$7,156,204	$7,178,735

Ratio of equity to assets	14.48%	14.24%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.96%	9.26%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015

Net interest income	$66,583	$73,207	$136,814	$126,168
FTE adjustment	2,105	2,303	4,189	4,160
Fully tax equivalent net interest income	68,688	75,510	141,003	130,328
Total accretable yield	(4,700)	(10,133)	(12,777)	(20,127)
Core net interest income	$63,988	$65,377	$128,226	$110,201

Average earning assets – quarter-to-date	$6,625,642	$6,774,693	$6,611,516	$5,948,265

Net interest margin	4.17	4.47	4.29	4.42
Core net interest margin (non-GAAP)	3.88	3.87	3.90	3.74

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2016, undivided profits of the Company's subsidiary bank was approximately $240.1 million, of which approximately $4.1 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Third, Simmons Bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $962.7 million of these lines of credit are currently available, if needed.

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

As of June 30, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.71% and 0.84%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -2.17% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of June 30, 2016 is considered remote given current interest rate levels and the December 2015 rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2016:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	0.84%
Up 100 basis points	0.71%
Down 100 basis points	-2.17%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended June 30, 2016.

Item 6.       Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.11	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.10	Indenture, dated as of June 23, 2005, between Community First Bancshares, Inc., and Deutsche Bank Trust Company Americas, as trustee, relating to subordinated debentures due June 30, 2035 (incorporated by reference to Exhibit 4.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.11	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of June 23, 2005, between Simmons First National Corporation and Deutsche Bank Trust Company Americas , as trustee (incorporated by reference to Exhibit 4.2to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.12	Indenture, dated as of September 10, 2007, between Community First Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due September 15, 2037 (incorporated by reference to Exhibit 4.3to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.13	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of September 10, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.14	Indenture, dated as of December 5, 2003, between Liberty Bancshares, Inc., and U. S. Bank National Association, as trustee, relating to subordinated debentures due December 5, 2033 (incorporated by reference to Exhibit 4.5to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.15	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of December 5, 2003, between Simmons First National Corporation and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.16	Indenture, dated as of October 13, 2004, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due October 18, 2034 (incorporated by reference to Exhibit 4.7to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.17	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of October 13, 2004, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.18	Indenture, dated as of March 23, 2007, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due June 6, 2037 (incorporated by reference to Exhibit 4.9to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.19	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of March 23, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: August 8, 2016	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: August 8, 2016	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 8, 2016	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer

