Form 10-Q
period 2016-09-30
SIMMONS FIRST NATIONAL CORP
filed 2016-11-08
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2016	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2016, was 31,270,522.

Simmons First National Corporation

Quarterly Report on Form 10-Q

September 30, 2016

Part I:	Financial Information
Item 1.	Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(In thousands, except share data)	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$112,572	$97,656
Interest bearing balances due from banks	324,951	154,606
Federal funds sold	17,000	--
Cash and cash equivalents	454,523	252,262
Interest bearing balances due from banks - time	4,393	14,107
Investment securities
Held-to-maturity	496,594	705,373
Available-for-sale	1,024,206	821,407
Total investments	1,520,800	1,526,780
Mortgage loans held for sale	28,069	30,265
Assets held in trading accounts	2,969	4,422
Loans:
Legacy loans	3,943,089	3,246,454
Allowance for loan losses	(34,094)	(31,351)
Loans acquired, net of discount and allowance	1,458,198	1,672,901
Net loans	5,367,193	4,888,004
Premises and equipment	192,523	193,618
Premises held for sale	6,732	923
Foreclosed assets	30,396	44,820
Interest receivable	27,390	25,793
Bank owned life insurance	138,298	131,536
Goodwill	348,769	327,686
Other intangible assets	54,268	53,237
Other assets	50,669	66,205
Total assets	$8,226,992	$7,559,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,473,420	$1,280,234
Interest bearing transaction accounts and savings deposits	3,815,939	3,485,845
Time deposits	1,328,022	1,320,017
Total deposits	6,617,381	6,086,096
Federal funds purchased and securities sold under agreements to repurchase	124,289	99,398
Other borrowings	215,276	162,289
Subordinated debentures	60,290	60,570
Accrued interest and other liabilities	62,615	74,450
Total liabilities	7,079,851	6,482,803
Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at December 31, 2015	--	30,852
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 31,267,614 and 30,278,432 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	313	303
Surplus	710,132	662,378
Undivided profits	434,579	385,987
Accumulated other comprehensive income (loss)	2,117	(2,665)
Total stockholders’ equity	1,147,141	1,076,855
Total liabilities and stockholders’ equity	$8,226,992	$7,559,658

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$65,078	$76,432	$194,765	$197,857
Investment securities	7,774	8,335	24,779	22,264
Mortgage loans held for sale	299	291	872	813
Federal funds sold and other	267	141	524	690
TOTAL INTEREST INCOME	73,418	85,199	220,940	221,624

INTEREST EXPENSE
Deposits	3,732	4,158	11,162	11,297
Federal funds purchased and securities sold under agreements to repurchase	59	55	183	177
Other borrowings	1,048	1,812	3,114	4,014
Subordinated debentures	516	498	1,603	1,292
TOTAL INTEREST EXPENSE	5,355	6,523	16,062	16,780

NET INTEREST INCOME	68,063	78,676	204,878	204,844
Provision for loan losses	8,294	1,615	15,733	5,792

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	59,769	77,061	189,145	199,052

NON-INTEREST INCOME
Trust income	3,873	2,215	11,160	6,536
Service charges on deposit accounts	8,771	8,488	23,748	22,881
Other service charges and fees	1,840	2,672	5,320	7,102
Mortgage lending income	5,760	3,446	15,429	9,156
Investment banking income	1,131	663	2,999	1,808
Debit and credit card fees	7,825	6,879	22,713	19,013
Bank owned life insurance income	606	748	2,429	2,066
Gain on sale of securities	315	40	4,403	2
Net (loss) on assets covered by FDIC loss share agreements	--	(9,085)	--	(14,812)
Other income	6,755	7,006	15,066	12,262
TOTAL NON-INTEREST INCOME	36,876	23,072	103,267	66,014

NON-INTEREST EXPENSE
Salaries and employee benefits	31,784	37,000	99,660	98,720
Occupancy expense, net	4,690	4,812	14,151	13,440
Furniture and equipment expense	4,272	4,202	12,296	10,621
Other real estate and foreclosure expense	1,849	2,297	3,782	3,694
Deposit insurance	1,136	1,013	3,380	2,979
Merger related costs	1,524	857	1,989	12,523
Other operating expenses	17,179	17,314	53,102	47,189
TOTAL NON-INTEREST EXPENSE	62,434	67,495	188,360	189,166

INCOME BEFORE INCOME TAXES	34,211	32,638	104,052	75,900
Provision for income taxes	10,782	10,963	34,209	25,395

NET INCOME	23,429	21,675	69,843	50,505
Preferred stock dividends	--	77	24	180
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,429	$21,598	$69,819	$50,325
BASIC EARNINGS PER SHARE	$0.77	$0.72	$2.29	$1.84
DILUTED EARNINGS PER SHARE	$0.76	$0.72	$2.28	$1.83

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
NET INCOME	$23,429	$21,675	$69,843	$50,505

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(3,175)	6,816	12,271	6,673
Less: Reclassification adjustment for realized gains included in net income	315	40	4,403	2
Other comprehensive (loss) gain, before tax effect	(3,490)	6,776	7,868	6,671
Less: Tax effect of other comprehensive (loss) gain	(1,369)	2,658	3,086	2,617

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,121)	4,118	4,782	4,054

COMPREHENSIVE INCOME	$21,308	$25,793	$74,625	$54,559

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(In thousands)	September 30, 2016	September 30, 2015
	(Unaudited)
OPERATING ACTIVITIES
Net income	$69,843	$50,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,229	10,884
Provision for loan losses	15,733	5,792
Gain on sale of available-for-sale securities	(4,403)	(2)
Net accretion of investment securities and assets not covered by FDIC loss share	(22,863)	(26,760)
Net amortization on borrowings	314	262
Stock-based compensation expense	2,679	2,011
Net accretion on assets covered by FDIC loss share	--	(2,709)
Loss on sale of premises and equipment, net of impairment	2,841	1,958
Gain on sale of foreclosed assets held for sale	(1,731)	(3,205)
Deferred income taxes	1,070	(3,811)
FDIC loss share indemnification loss	--	7,476
Gain on sale of banking operation	--	(2,110)
Increase in cash surrender value of bank owned life insurance	(2,429)	(2,066)
Originations of mortgage loans held for sale	(472,902)	(598,336)
Proceeds from sale of mortgage loans held for sale	475,098	604,045
Changes in assets and liabilities:
Interest receivable	(799)	(367)
Assets held in trading accounts	1,453	695
Other assets	16,680	(2,528)
Accrued interest and other liabilities	(13,950)	15,528
Income taxes payable	(2,286)	14,993
Net cash provided by operating activities	76,577	72,255

INVESTING ACTIVITIES
Net originations of loans not covered by FDIC loss share	(140,240)	(230,589)
Net collections of loans covered by FDIC loss share	--	23,646
Decrease in due from banks - time	9,714	7,685
Purchases of premises and equipment, net	(7,950)	(5,388)
Proceeds from sale of foreclosed assets held for sale	24,095	34,387
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	--	2,858
Proceeds from sale of available-for-sale securities	249,079	31,702
Proceeds from maturities of available-for-sale securities	137,832	372,511
Purchases of available-for-sale securities	(498,011)	(264,636)
Proceeds from maturities of held-to-maturity securities	215,846	206,894
Purchases of held-to-maturity securities	(6,162)	(56,073)
Proceeds from bank owned life insurance death benefits	2,043	--
Purchases of bank owned life insurance	(143)	(140)
Settlement of FDIC loss share agreements	--	2,368
Cash received on FDIC loss share	--	3,980
Cash paid on sale of banking operations, net of cash received	--	(68,273)
Cash received in business combinations, net of cash paid	106,419	201,029
Net cash provided by investing activities	92,522	261,961

FINANCING ACTIVITIES
Net change in deposits	21,428	(103,929)
Repayments of subordinated debentures	(594)	--
Dividends paid on preferred stock	(24)	(180)
Dividends paid on common stock	(21,227)	(20,059)
Net change in other borrowed funds	48,940	(132,001)
Net change in federal funds purchased and securities sold under agreements to repurchase	11,658	(16,379)
Net shares issued under stock compensation plans	3,833	3,421
Redemption of preferred stock	(30,852)	--
Net cash provided by (used in) financing activities	33,162	(269,127)

INCREASE IN CASH AND CASH EQUIVALENTS	202,261	65,089
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,262	335,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$454,523	$400,998

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2014	$--	$181	$156,568	$(1,336)	$338,906	$494,319
Comprehensive income	--	--	--	4,054	50,505	54,559
Stock issued for employee stock purchase plan – 6,528 shares	--	--	226	--	--	226
Stock-based compensation plans, net – 144,923 shares	--	1	5,205	--	--	5,206
Stock issued for Community First acquisition – 30,852 preferred shares: 6,552,915 common shares	30,852	65	268,277	--	--	299,194
Stock issued for Liberty Bank acquisition – 5,181,337 common shares	--	52	212,124	--	--	212,176
Dividends on preferred stock	--	--	--	--	(180)	(180)
Dividends on common stock – $0.69 per share	--	--	--	--	(20,059)	(20,059)

Balance, September 30, 2015 (Unaudited)	30,852	299	642,400	2,718	369,172	1,045,441
Comprehensive income	--	--	--	(5,383)	23,859	18,476
Stock-based compensation plans, net –951shares	--	1	2,114	--	--	2,115
Stock issued for Ozark Trust acquisition – 339,290 common shares	--	3	17,864	--	--	17,867
Dividends on preferred stock					(77)	(77)
Cash dividends – $0.23 per share	--	--	--	--	(6,967)	(6,967)

Balance, December 31, 2015	30,852	303	662,378	(2,665)	385,987	1,076,855
Comprehensive income	--	--	--	4,782	69,843	74,625
Stock issued for employee stock purchase plan – 15,735 shares	--	--	586	--	--	586
Stock-based compensation plans, net –137,706 shares	--	2	5,924	--	--	5,926
Stock issued for Citizens National acquisition – 835,741 common shares	--	8	41,244	--	--	41,252
Preferred stock redeemed	(30,852)	--	--	--	--	(30,852)
Dividends on preferred stock	--	--	--	--	(24)	(24)
Dividends on common stock – $0.72 per share	--	--	--	--	(21,227)	(21,227)

Balance, September 30, 2016 (Unaudited)	$--	$313	$710,132	$2,117	$434,579	$1,147,141

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

Recently Issued Accounting Pronouncements

ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard also provides guidance on when an entity should separate or aggregate cash flows based on the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

ASU 2016-02 – Leases (“ASU 2016-02”). ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

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

Following is the computation of earnings per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income available to common shareholders	$23,429	$21,598	$69,819	$50,325

Average common shares outstanding	30,621	29,927	30,434	27,379
Average potential dilutive common shares	223	119	223	119
Average diluted common shares	30,844	30,046	30,657	27,498

Basic earnings per share	$0.77	$0.72	$2.29	$1.84
Diluted earnings per share (1) (2)	$0.76	$0.72	$2.28	$1.83

______________________________

(1)	EPS are computed independently for each quarter and therefore the sum of each quarterly EPS may not equal the year-to-date EPS. As a result of the large stock issuances during 2015 as part of the Company’s acquisitions, the computed independent quarterly average common shares outstanding and the computed year-to-date average common shares differ significantly. For purposes of calculating a roll-forward amount for 2015 year-to-date EPS, diluted EPS for the third quarter of 2015 would require a computed amount of $0.74, producing a difference of $.02 from actual third quarter 2015 diluted EPS of $0.72. This difference is based on the direct result of the varying denominator for each period presented.
(2)	Stock options to purchase 61,395 and 326,565 shares for the three and nine months ended September 30, 2016 and 2015, respectively, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price.

NOTE 2:	ACQUISITIONS

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

Prior to the acquisition, Liberty conducted banking business from 24 branches located in southwest Missouri. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.1 billion in assets, including approximately $780.7 million in loans (inclusive of loan discounts) and approximately $874.7 million in deposits. The Company completed the systems conversion and merged LB into Simmons First National Bank on April 24, 2015.

Goodwill of $95.2 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the southwest Missouri market and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill is not deductible for tax purposes.

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

Prior to the acquisition, Community First conducted banking business from 33 branches located across Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.9 billion in assets, including approximately $1.1 billion in loans (inclusive of loan discounts) and approximately $1.5 billion in deposits. The Company completed the systems conversion and merged FSB into Simmons First National Bank on September 4, 2015.

Goodwill of $110.4 million was recorded as a result of the transaction. The merger allowed the Company’s entrance into the Tennessee market and served as a launching platform for possible expansion into adjacent areas. The Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions. Further the Company will benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market. This combination of factors gave rise to the goodwill recorded. The goodwill is not deductible for tax purposes.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Ozark Trust transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Ozark Trust	Fair Value Adjustments	Fair Value

Assets Acquired
Cash	$1,756	$--	$1,756
Investment securities	241	--	241
Premises and equipment	1,126	418	1,544
Other intangibles	--	9,733	9,733
Other assets	752	869	1,621
Total assets acquired	$3,875	$11,020	$14,895

Liabilities Assumed
Deferred tax liability	63	4,175	4,238
Accrued and other liabilities	302	--	302
Total liabilities assumed	365	4,175	4,540
Equity	3,510	(3,510)	--
Total equity assumed	3,510	(3,510)	--
Total liabilities and equity assumed	$3,875	$665	$4,540
Net assets acquired			10,355
Purchase price			23,623
Goodwill			$13,268

During 2016 the Company finalized its analysis of the acquired loans and subordinated debentures along with the other acquired assets and assumed liabilities.

The Company’s operating results for 2015 include the operating results of the acquired assets and assumed liabilities of Ozark Trust subsequent to the acquisition date.

Citizens National Bank

On September 9, 2016, Simmons First National Corporation completed the acquisition of Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. The Company issued 835,741 shares of its common stock valued at approximately $41.3 million as of September 9, 2016 plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock.

Prior to the acquisition, Citizens conducted banking business from 9 branches located in east Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $585.2 million in assets, including approximately $340.8 million in loans (inclusive of loan discounts) and approximately $509.9 million in deposits. The Company completed the systems conversion and merged Citizens into Simmons Bank on October 21, 2016.

Goodwill of $21.8 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the east Tennessee market and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Citizens transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Citizens	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$131,467	$--	$131,467
Federal funds sold	10,000	--	10,000
Investment securities	61,987	1	61,988
Loans acquired	350,361	(9,538)	340,823
Allowance for loan losses	(4,313)	4,313	--
Foreclosed assets	4,960	(1,518)	3,442
Premises and equipment	6,746	1,339	8,085
Bank owned life insurance	6,632	--	6,632
Core deposit intangible	--	4,941	4,941
Other intangibles	--	500	500
Other assets	17,364	(12)	17,352
Total assets acquired	$585,204	$26	$585,230

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$109,281	$--	$109,281
Interest bearing transaction accounts and savings deposits	204,912	--	204,912
Time deposits	195,664	--	195,664
Total deposits	509,857	--	509,857
Securities sold under agreement to repurchase	13,233	--	13,233
FHLB borrowings	4,000	47	4,047
Accrued interest and other liabilities	3,558	--	3,558
Total liabilities assumed	530,648	47	530,695
Equity	54,556	(54,556)	--
Total equity assumed	54,556	(54,556)	--
Total liabilities and equity assumed	$585,204	$(54,509)	$530,695
Net assets acquired			54,535
Purchase price			76,300
Goodwill			$21,765

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

The Company’s operating results for 2016 include the operating results of the acquired assets and assumed liabilities of Citizens subsequent to the acquisition date.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisitions above.

Cash and due from banks, time deposits due from banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. Due from banks – time were acquired with an adjustment to fair value based on rates currently available to the Company for deposits in banks with similar maturities.

Investment securities – Investment securities were acquired with an adjustment to fair value based upon quoted market prices if material. Otherwise, the carrying amount of these assets was deemed to be a reasonable estimate of fair value.

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

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired, resulting in an intangible asset, goodwill. Goodwill established prior to the acquisitions, if applicable, was written off.

Core deposit intangible – This intangible asset represents the value of the relationships that the acquired banks had with their deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits. Core deposit intangible established prior to the acquisitions, if applicable, was written off.

Other intangibles – These intangible assets represent the value of the relationships that Community First’s insurance subsidiary and Ozark Trust had with their customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Other intangibles established prior to the acquisitions, if applicable, was written off.

Deferred tax asset – The deferred tax asset is based on 39.225% of fair value adjustments related to the acquired assets and assumed liabilities and on a calculation of future tax benefits. The Company also recorded Liberty’s, Community First’s and Ozark Trust’s remaining deferred tax assets and liabilities as of the acquisition date.

Other assets – The fair value adjustment results from certain assets whose value was estimated to be less than book value, such as certain prepaid assets, receivables and other miscellaneous assets. Otherwise, the carrying amount of these assets was deemed to be a reasonable estimate of fair value.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  The Company performed a fair value analysis of the estimated weighted average interest rate of the certificates of deposits compared to the current market rates and recorded a fair value adjustment for the difference when material.

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

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	September 30, 2016				December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$80,849	$217	$(41)	$81,025	$237,139	$582	$(1,395)	$236,326
Mortgage-backed securities	21,453	361	(12)	21,802	24,774	86	(290)	24,570
State and political subdivisions	391,495	11,813	(22)	403,286	440,676	9,138	(123)	449,691
Other securities	2,797	--	--	2,797	2,784	--	--	2,784
Total HTM	$496,594	$12,391	$(75)	$508,910	$705,373	$9,806	$(1,808)	$713,371

Available-for-Sale
U.S. Treasury	$63,974	$11	$--	$63,985	$4,000	$--	$(6)	$3,994
U.S. Government agencies	148,244	670	(133)	148,781	121,017	118	(898)	120,237
Mortgage-backed securities	694,589	5,644	(485)	699,748	650,619	937	(4,130)	647,426
State and political subdivisions	67,080	468	(529)	67,019	9,762	112	--	9,874
Other securities	43,825	863	(15)	44,673	39,594	420	(138)	39,876
Total AFS	$1,017,712	$7,656	$(1,162)	$1,024,206	$824,992	$1,587	$(5,172)	$821,407

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at September 30, 2016, was $339.7 million, which is approximately 22.3% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$30,987	$(13)	$19,972	$(28)	$50,959	$(41)
Mortgage-backed securities	339	(1)	1,618	(11)	1,957	(12)
State and political subdivisions	14,982	(21)	330	(1)	15,312	(22)
Total HTM	$46,308	$(35)	$21,920	$(40)	$68,228	$(75)

Available-for-Sale
U.S. Government agencies	$102,360	$(133)	$--	$--	$102,360	$(133)
Mortgage-backed securities	134,133	(485)			134,133	(485)
State and political subdivisions	34,900	(529)	--	--	34,900	(529)
Other securities	--	--	60	(15)	60	(15)
Total AFS	$271,393	$(1,147)	$60	$(15)	$271,453	$(1,162)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2016, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2016, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The book value of securities sold under agreements to repurchase equaled $123.8 million and $96.8 million for September 30, 2016 and December 31, 2015, respectively.

Income earned on securities for the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Taxable:
Held-to-maturity	$771	$1,531	$3,094	$4,227
Available-for-sale	4,005	3,369	12,931	8,124
Non-taxable:
Held-to-maturity	2,617	2,942	8,162	8,276
Available-for-sale	381	493	592	1,637
Total	$7,774	$8,335	$24,779	$22,264

Maturities of investment securities at September 30, 2016, are as follows:

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$34,442	$34,478	$68,882	$68,895
After one through five years	149,702	150,779	97,523	97,451
After five through ten years	116,101	119,142	16,274	16,452
After ten years	174,896	182,709	97,719	98,087
Securities not due on a single maturity date	21,453	21,802	694,589	699,748
Other securities (no maturity)	--	--	42,725	43,573
Total	$496,594	$508,910	$1,017,712	$1,024,206

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $915.7 million at September 30, 2016 and $840.4 million at December 31, 2015.

There were $315,000 of gross realized gains and no realized losses from the sale of available for sale securities during the three months ended September 30, 2016 and there were $4.4 million of realized gains and no realized losses from the sale of available for sale securities during the nine months ended September 30, 2016. There were $43,000 of gross realized gains and $3,000 of realized losses for the three months ended September 30, 2015 and there were $45,000 of gross realized gains and $43,000 of realized losses from the sale of available for sale securities during the nine months ended September 30, 2015.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4:	LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2016, the Company’s loan portfolio was $5.401 billion, compared to $4.919 billion at December 31, 2015.  The various categories of loans are summarized as follows:

(In thousands)	September 30, 2016	December 31, 2015

Consumer:
Credit cards	$175,032	$177,288
Other consumer	275,947	208,380
Total consumer	450,979	385,668
Real Estate:
Construction	304,082	279,740
Single family residential	841,958	696,180
Other commercial	1,521,132	1,229,072
Total real estate	2,667,172	2,204,992
Commercial:
Commercial	607,738	500,116
Agricultural	203,529	148,563
Total commercial	811,267	648,679
Other	13,671	7,115
Loans	3,943,089	3,246,454
Loans acquired, net of discount and allowance (1)	1,458,198	1,672,901
Total loans	$5,401,287	$4,919,355

______________________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2016	December 31, 2015

Consumer:
Credit cards	$310	$212
Other consumer	1,406	442
Total consumer	1,716	654
Real estate:
Construction	3,636	4,955
Single family residential	11,084	5,453
Other commercial	15,721	4,420
Total real estate	30,441	14,828
Commercial:
Commercial	3,404	1,968
Agricultural	1,582	264
Total commercial	4,986	2,232
Total	$37,143	$17,714

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2016
Consumer:
Credit cards	$694	$446	$1,140	$173,892	$175,032	$137
Other consumer	1,741	865	2,606	273,341	275,947	--
Total consumer	2,435	1,311	3,746	447,233	450,979	137
Real estate:
Construction	2,230	1,150	3,380	300,702	304,082	--
Single family residential	3,919	5,501	9,420	832,538	841,958	7
Other commercial	9,118	3,999	13,117	1,508,015	1,521,132	--
Total real estate	15,267	10,650	25,917	2,641,255	2,667,172	7
Commercial:
Commercial	1,369	1,886	3,255	604,483	607,738	--
Agricultural	284	1,507	1,791	201,738	203,529	--
Total commercial	1,653	3,393	5,046	806,221	811,267	--
Other	--	--	--	13,671	13,671	--
Total	$19,355	$15,354	$34,709	$3,908,380	$3,943,089	$144

December 31, 2015
Consumer:
Credit cards	$639	$479	$1,118	$176,170	$177,288	$267
Other consumer	1,879	648	2,527	205,853	208,380	374
Total consumer	2,518	1,127	3,645	382,023	385,668	641
Real estate:
Construction	1,328	4,511	5,839	273,901	279,740	--
Single family residential	4,856	3,342	8,198	687,982	696,180	364
Other commercial	869	3,302	4,171	1,224,901	1,229,072	25
Total real estate	7,053	11,155	18,208	2,186,784	2,204,992	389
Commercial:
Commercial	3,427	637	4,064	496,052	500,116	90
Agricultural	285	243	528	148,035	148,563	56
Total commercial	3,712	880	4,592	644,087	648,679	146
Other	108	93	201	6,914	7,115	15
Total	$13,391	$13,255	$26,646	$3,219,808	$3,246,454	$1,191

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2016						Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Consumer:
Credit cards	$446	$446	$--	$446	$--	$439	$--	$340	$10
Other consumer	1,469	1,404	3	1,407	1	1,324	14	882	32
Total consumer	1,915	1,850	3	1,853	1	1,763	14	1,222	42
Real estate:
Construction	4,472	3,056	579	3,635	155	4,474	44	4,692	170
Single family residential	11,813	9,610	1,728	11,338	259	10,897	119	8,762	317
Other commercial	23,130	15,934	151	16,085	101	18,981	178	15,113	547
Total real estate	39,415	28,600	2,458	31,058	515	34,352	341	28,567	1,034
Commercial:
Commercial	7,174	3,325	2,633	5,958	64	4,402	59	3,256	118
Agricultural	2,594	1,582	--	1,582	--	1,604	16	1,003	36
Total commercial	9,768	4,907	2,633	7,540	64	6,006	75	4,259	154
Total	$51,098	$35,357	$5,094	$40,451	$580	$42,121	$430	$34,048	$1,230

December 31, 2015						Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Consumer:
Credit cards	$479	$479	$--	$479	$7	$450	$8	$394	$20
Other consumer	459	423	19	442	85	612	13	592	33
Total consumer	938	902	19	921	92	1,062	21	986	53
Real estate:
Construction	5,678	1,636	3,318	4,954	441	6,230	109	5,532	306
Single family residential	5,938	4,702	945	5,647	1,034	4,945	108	5,023	278
Other commercial	5,688	4,328	88	4,416	832	3,175	68	2,830	157
Total real estate	17,304	10,666	4,351	15,017	2,307	14,350	285	13,385	741
Commercial:
Commercial	2,656	1,654	334	1,988	387	1,488	39	1,673	93
Agricultural	264	264	--	264	45	180	5	252	14
Total commercial	2,920	1,918	334	2,252	432	1,668	44	1,925	107
Total	$21,162	$13,486	$4,704	$18,190	$2,831	$17,080	$350	$16,296	$901

At September 30, 2016, and December 31, 2015, impaired loans, net of government guarantees and excluding loans acquired, totaled $40.5 million and $18.2 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $580,000 and $2.8 million at September 30, 2016 and December 31, 2015, respectively. Approximately $430,000 and $1.2 million of interest income was recognized on average impaired loans of $42.1 million and $34.0 million for the three and nine months ended September 30, 2016.  Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2016 and 2015 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

September 30, 2016
Consumer:
Other consumer	--	$--	2	$11	2	$11
Total consumer	--	--	2	11	2	11
Real estate:
Construction	--	--	1	22	1	22
Single-family residential	2	136	31	2,543	33	2,679
Other commercial	27	11,683	1	66	28	11,749
Total real estate	29	11,819	33	2,631	62	14,450
Commercial:
Commercial	14	1,785	5	303	19	2,088
Total commercial	14	1,785	5	303	19	2,088
Total	43	$13,604	40	$2,945	83	$16,549

December 31, 2015
Consumer:
Other consumer	--	$--	1	$13	1	$13
Total consumer	--	--	1	13	1	13
Real estate:
Construction	--	--	1	253	1	253
Single-family residential	2	137	11	1,335	13	1,472
Other commercial	4	2,894	1	597	5	3,491
Total real estate	6	3,031	13	2,185	19	5,216
Commercial:
Commercial	--	--	5	332	5	332
Total commercial	--	--	5	332	5	332
Total	6	$3,031	19	$2,530	25	$5,561

The following table presents loans that were restructured as TDRs during the three and nine months ended September 30, 2016 and 2015, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended September 30, 2016
Consumer:
Other consumer	1	$47	$8	$8	$--	$--
Total consumer	1	47	8	8	--	--
Real Estate:
Single-family residential	13	742	694	694	--	--
Other commercial	2	835	834	66	768	--
Total real estate	15	1,577	1,528	760	768	--
Commercial:
Commercial	5	1,387	1,387	1,387	--	--
Total commercial	5	1,387	1,387	1,387	--	--
Total	21	$3,011	$2,923	$2,155	$768	$--

Three Months Ended September 30, 2015
Consumer:
Other consumer	1	$14	$14	$14	$--	$--
Total consumer	1	14	14	14	--	--
Real Estate:
Single-family residential	2	249	207	207	--	--
Other commercial	5	347	339	339	--	--
Total real estate	7	596	546	546	--	--
Total	8	$610	$560	$560	$--	$--

Nine Months Ended September 30, 2016
Consumer:
Other consumer	2	$50	$11	$11	$--	$--
Total consumer	2	50	11	11	--	--
Real estate:
Single-family residential	22	1,538	1,487	933	554	--
Other commercial	27	9,797	9,765	8,633	1,132	--
Total real estate	49	11,335	11,252	9,566	1,686	--
Commercial:
Commercial	16	1,987	1,959	1,959	--	--
Total commercial	16	1,987	1,959	1,959	--	--
Total	67	$13,372	$13,222	$11,536	$1,686	$--

Nine Months Ended September 30, 2015
Consumer:
Other consumer	1	$14	$14	$14	$--	$--
Total consumer	1	14	14	14	--	--
Real estate:
Single-family residential	8	958	914	914	--	--
Other commercial	6	366	339	339	--	--
Total real estate	14	1,324	1,253	1,253	--	--
Total	15	$1,338	$1,267	$1,267	$--	$--

During the three months ended September 30, 2016, the Company modified 21 loans with a recorded investment of $3.0 million prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by deferring amortized principal payments, changing the maturity date, changing the interest rate and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, a specific reserve of $78,000 was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the nine months ended September 30, 2016, the Company modified 67 loans with a recorded investment of $13.4 million prior to modification which was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date, changing the interest rate and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $402,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended September 30, 2015, the Company modified eight loans with a recorded investment of $610,000 and during the nine months ended September 30, 2015, the Company modified fifteen loans with a total recorded investment of $1,338,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by changing various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, a $113,000 specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one consumer loan for which a payment default occurred during the nine months ended September 30, 2016, that had been modified as a TDR within 12 months or less of the payment default. A charge off of $39,000 was recorded for this loan. There were no loans during the nine months ended September 30, 2015 for which there was a payment default. We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $166,500 and $167,000 at September 30, 2016 and 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At September 30, 2016, the Company had $2,034,000 of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2016, the Company had $5,875,000 of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $20.4 million and $23.5 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of September 30, 2016 and December 31, 2015, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $52.8 million and $49.9 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at September 30, 2016 and December 31, 2015, respectively.

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

Purchased credit impaired loans are loans that showed evidence of deterioration of credit quality prior to acquisition and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their fair value was initially based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the undiscounted cash flows expected at acquisition and the fair value at acquisition is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $178.7 million and $153.7 million, as of September 30, 2016 and December 31, 2015, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2016 and December 31, 2015, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2016
Consumer:
Credit cards	$174,586	$--	$446	$--	$--	$175,032
Other consumer	274,278	27	1,628	14	--	275,947
Total consumer	448,864	27	2,074	14	--	450,979
Real estate:
Construction	296,866	152	7,048	16	--	304,082
Single family residential	814,788	3,765	23,244	161	--	841,958
Other commercial	1,464,760	4,468	51,904	--	--	1,521,132
Total real estate	2,576,414	8,385	82,196	177	--	2,667,172
Commercial:
Commercial	587,652	1,306	18,760	20	--	607,738
Agricultural	200,958	265	2,306	--	--	203,529
Total commercial	788,610	1,571	21,066	20	--	811,267
Other	13,671	--	--	--	--	13,671
Loans acquired	1,361,041	23,960	71,515	1,682	--	1,458,198
Total	$5,188,600	$33,943	$176,851	$1,893	$--	$5,401,287

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2015
Consumer:
Credit cards	$176,809	$--	$479	$--	$--	$177,288
Other consumer	207,069	--	1,262	49	--	208,380
Total consumer	383,878	--	1,741	49	--	385,668
Real estate:
Construction	270,386	319	9,019	16	--	279,740
Single family residential	679,484	2,701	13,824	171	--	696,180
Other commercial	1,178,817	5,404	44,261	590	--	1,229,072
Total real estate	2,128,687	8,424	67,104	777	--	2,204,992
Commercial:
Commercial	487,563	2,760	9,787	6	--	500,116
Agricultural	147,788	--	775	--	--	148,563
Total commercial	635,351	2,760	10,562	6	--	648,679
Other	7,022	--	93	--	--	7,115
Loans acquired	1,590,384	9,150	69,219	3,689	459	1,672,901
Total	$4,745,322	$20,334	$148,719	$4,521	$459	$4,919,355

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

The general allocation is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) external factors and pressure from competition, (6) the experience, ability and depth of lending management and staff, (7) seasoning of new products obtained and new markets entered through acquisition and (8) other factors and trends that will affect specific loans and categories of loans. The Company establishes general allocations for each major loan category. This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2016
Balance, beginning of period (2)	$7,832	$19,635	$3,748	$2,308	$33,523
Provision for loan losses (1)	680	6,066	501	832	8,079
Charge-offs	(284)	(6,297)	(699)	(600)	(7,880)
Recoveries	12	55	199	106	372
Net charge-offs	(272)	(6,242)	(500)	(494)	(7,508)
Balance, September 30, 2016 (2)	$8,240	$19,459	$3,749	$2,646	$34,094

Nine Months Ended September 30, 2016
Balance, beginning of period (2)	$5,985	$19,522	$3,893	$1,951	$31,351
Provision for loan losses (1)	4,961	7,009	1,422	1,819	15,211
Charge-offs	(3,043)	(7,350)	(2,260)	(1,482)	(14,135)
Recoveries	337	278	694	358	1,667
Net charge-offs	(2,706)	(7,072)	(1,566)	(1,124)	(12,468)
Balance, September 30, 2016 (2)	$8,240	$19,459	$3,749	$2,646	$34,094

Period-end amount allocated to:
Loans individually evaluated for impairment	$64	$515	$--	$1	$580
Loans collectively evaluated for impairment	8,176	18,944	3,749	2,645	33,514
Balance, September 30, 2016 (2)	$8,240	$19,459	$3,749	$2,646	$34,094

______________________________

(1)	Provision for loan losses of $215,000 and $522,000 attributable to loans acquired was excluded from this table for the three and nine months ended September 30, 2016 (total provision for loan losses for the three and nine months ended September 30, 2016 was $8,294,000 and $15,733,000). The $215,000 and $522,000 was subsequently charged-off, resulting in no increase in the ending balance in the allowance related to loans acquired.
(2)	Allowance for loan losses at September 30, 2016, June 30, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired. The total allowance for loan losses at September 30, June 30, 2016 and December 31, 2015 was $35,048,000, $34,477,000 and $32,305,000, respectively.

Activity in the allowance for loan losses for the three and nine months ended September 30, 2015 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2015
Balance, beginning of period (2)	$5,310	$18,577	$5,318	$1,362	$30,567
Provision for loan losses (1)	725	794	(835)	798	1,482
Charge-offs	(516)	(109)	(763)	(597)	(1,985)
Recoveries	--	25	213	78	316
Net charge-offs	(516)	(84)	(550)	(519)	(1,669)
Balance, September 30, 2015 (2)	$5,519	$19,287	$3,933	$1,641	$30,380

Nine Months Ended September 30, 2015
Balance, beginning of period (2)	$6,962	$15,161	$5,445	$1,460	$29,028
Provision for loan losses (1)	(860)	4,778	171	966	5,055
Charge-offs	(761)	(735)	(2,350)	(1,183)	(5,029)
Recoveries	178	83	667	398	1,326
Net charge-offs	(583)	(652)	(1,683)	(785)	(3,703)
Balance, September 30, 2015 (2)	$5,519	$19,287	$3,933	$1,641	$30,380

Period-end amount allocated to:
Loans individually evaluated for impairment	$626	$2,040	$7	$124	$2,797
Loans collectively evaluated for impairment	4,893	17,247	3,926	1,517	27,583
Balance, September 30, 2015 (2)	$5,519	$19,287	$3,933	$1,641	$30,380

Period-end amount allocated to:
Loans individually evaluated for impairment	$432	$2,307	$7	$85	$2,831
Loans collectively evaluated for impairment	5,553	17,215	3,886	1,866	28,520
Balance, December 31, 2015 (3)	$5,985	$19,522	$3,893	$1,951	$31,351

______________________________

(1)	Provision for loan losses of $ 133,000 and $737,000 attributable to loans acquired was excluded from this table for the three and nine months ended September 30, 2015 (total provision for loan losses for the three and nine months ended September 30, 2015 was $1,615,000 and $5,792,000). The $133,000 and $737,000 was subsequently charged-off, resulting in no increase to the ending balance in the allowance related to loans acquired.
(2)	Allowance for loan losses at September 30, 2015, June 30, 2015 and December 31, 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2015, June 30, 2015 and December 31, 2014 was $31,334,000, $31,521,000 and $29,982,000, respectively.
(3)	Allowance for loan losses at December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses December 31, 2015 was $32,305,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

September 30, 2016
Loans individually evaluated for impairment	$7,540	$31,058	$446	$1,407	$40,451
Loans collectively evaluated for impairment	803,727	2,636,114	174,586	288,211	3,902,638
Balance, end of period	$811,267	$2,667,172	$175,032	$289,618	$3,943,089

December 31, 2015
Loans individually evaluated for impairment	$2,252	$15,017	$479	$442	$18,190
Loans collectively evaluated for impairment	646,427	2,189,975	176,809	215,053	3,228,264
Balance, end of period	$648,679	$2,204,992	$177,288	$215,495	$3,246,454

NOTE 5:	LOANS ACQUIRED

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

During the third quarter of 2016, the Company evaluated $340.1 million of net loans ($348.8 million gross loans less $8.7 million discount) purchased in conjunction with the acquisition of Citizens, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company evaluated the remaining $757,000 of net loans ($1.6 million gross loans less $848,000 discount) purchased in conjunction with the acquisition of Citizens for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

During the first quarter of 2015, the Company evaluated $769.9 million of net loans ($774.8 million gross loans less $4.9 million discount) purchased in conjunction with the acquisition of Liberty, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company evaluated the remaining $10.7 million of net loans ($15.7 million gross loans less $5.0 million discount) purchased in conjunction with the acquisition of Liberty for impairment in accordance with the provisions of ASC Topic 310-30.

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

The following table reflects the carrying value of all acquired loans as of September 30, 2016 and December 31, 2015:

	Loans Acquired
(in thousands)	September 30, 2016	December 31, 2015

Consumer:
Other consumer	$51,237	$75,606
Total consumer	51,237	75,606
Real estate:
Construction	60,307	77,119
Single family residential	461,346	501,002
Other commercial	771,858	854,068
Total real estate	1,293,511	1,432,189
Commercial:
Commercial	109,562	154,533
Agricultural	3,888	10,573
Total commercial	113,450	165,106

Total loans acquired (1)	$1,458,198	$1,672,901

______________________________

(1)	Loans acquired are reported net of a $954,000 allowance at September 30, 2016 and December 31, 2015.

Nonaccrual acquired loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	September 30, 2016	December 31, 2015

Consumer:
Other consumer	$115	$71
Total consumer	115	71
Real estate:
Construction	1,580	783
Single family residential	9,237	7,795
Other commercial	9,007	6,435
Total real estate	19,824	15,013
Commercial:
Commercial	1,347	3,859
Agricultural	121	8
Total commercial	1,468	3,867
Total	$21,407	$18,951

An age analysis of past due acquired loans segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2016
Consumer:
Other consumer	$432	$73	$505	$50,732	$51,237	$8
Total consumer	432	73	505	50,732	51,237	8
Real estate:
Construction	152	7,348	7,500	52,807	60,307	--
Single family residential	4,520	4,706	9,226	452,120	461,346	744
Other commercial	1,841	12,422	14,263	757,595	771,858	47
Total real estate	6,513	24,476	30,989	1,262,522	1,293,511	791
Commercial:
Commercial	458	2,316	2,774	106,788	109,562	14
Agricultural	--	33	33	3,855	3,888	--
Total commercial	458	2,349	2,807	110,643	113,450	14

Total	$7,403	$26,898	$34,301	$1,423,897	$1,458,198	$813

December 31, 2015
Consumer:
Other consumer	$826	$122	$948	$74,658	$75,606	$57
Total consumer	826	122	948	74,658	75,606	57
Real estate:
Construction	736	9,449	10,185	66,934	77,119	410
Single family residential	9,493	4,850	14,343	486,659	501,002	1,246
Other commercial	12,910	7,810	20,720	833,348	854,068	203
Total real estate	23,139	22,109	45,248	1,386,941	1,432,189	1,859
Commercial:
Commercial	1,999	2,334	4,333	150,200	154,533	912
Agricultural	114	396	510	10,063	10,573	396
Total commercial	2,113	2,730	4,843	160,263	165,106	1,308

Total	$26,078	$24,961	$51,039	$1,621,862	$1,672,901	$3,224

The following table presents a summary of acquired loans by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2016
Consumer:
Other consumer	$50,915	$15	$307	$--	$--	$51,237
Total consumer	50,915	15	307	--	--	51,237
Real estate:
Construction	53,028	129	7,150	--	--	60,307
Single family residential	436,351	2,736	20,616	1,643	--	461,346
Other commercial	717,579	18,997	35,282	--	--	771,858
Total real estate	1,206,958	21,862	63,048	1,643	--	1,293,511
Commercial:
Commercial	99,647	2,050	7,826	39	--	109,562
Agricultural	3,521	33	334	--	--	3,888
Total commercial	103,168	2,083	8,160	39	--	113,450

Total	$1,361,041	$23,960	$71,515	$1,682	$--	$1,458,198

December 31, 2015
Consumer:
Other consumer	$75,330	$--	$276	$--	$--	$75,606
Total consumer	75,330	--	276	--	--	75,606
Real estate:
Construction	68,775	--	8,344	--	--	77,119
Single family residential	479,193	1,490	18,640	1,675	4	501,002
Other commercial	812,537	7,328	33,748	--	455	854,068
Total real estate	1,360,505	8,818	60,732	1,675	459	1,432,189
Commercial:
Commercial	144,239	332	7,948	2,014	--	154,533
Agricultural	10,310	--	263	--	--	10,573
Total commercial	154,549	332	8,211	2,014	--	165,106

Total	$1,590,384	$9,150	$69,219	$3,689	$459	$1,672,901

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

The following is a summary of the loans acquired in the Citizens acquisition on September 9, 2016, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$348,756	$1,605
Non-accretable difference (expected losses and foregone interest)	--	(848)
Cash flows expected to be collected at acquisition	348,756	757
Accretable yield	(8,690)	--
Basis in acquired loans at acquisition	$340,066	$757

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

The impact of the adjustments on the Company’s financial results for the three and nine months ended September 30, 2016 and 2015 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Impact on net interest income	$65	$9,699	$1,240	$19,024
Non-interest income (1)	--	(2,033)	--	(7,718)
Net impact to pre-tax income	65	7,666	1,240	11,306
Net impact, net of taxes	$40	$4,658	$754	$6,871

______________________________

(1)	Negative non-interest income resulted from the amortization of the FDIC indemnification assets. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization.

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$2,365	$20,663	$954	$23,469
Additions	--	1,614	--	1,614
Accretable yield adjustments	171	--	3,245	--
Accretion	(555)	555	(2,218)	2,218
Payments and other reductions, net	--	(1,412)	--	(5,881)
Balance, ending	$1,981	$21,420	$1,981	$21,420

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$15,048	$160,094	$20,635	$169,098
Additions	--	--	(116)	17,750
Accretable yield adjustments	575	--	6,018	--
Accretion	(9,744)	9,744	(20,658)	20,658
Payments and other reductions, net	(4,476)	(129,985)	(4,476)	(167,653)
Balance, ending	$1,403	$39,853	$1,403	$39,853

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans. During 2015, the Company recorded a provision totaling $736,000 to cover impairment in the estimated credit quality of acquired loans, not covered by loss share. Non-covered loans were subsequently charged-off and the allowance was used during 2015. Because of the termination of the loss share agreements, the allowance for previously covered loans was reclassified to allowance for acquired non-covered loans, resulting in a total allowance on acquired non-covered loans of $954,000 at September 30, 2016 and December 31, 2015.

The purchase and assumption agreements for the FDIC-assisted acquisitions allowed for the FDIC to recover a portion of the funds previously paid out under the indemnification agreement in the event losses failed to reach the expected loss level under a claw back provision (“true-up provision”). The amount of the true-up provision for each acquisition was measured and recorded at Day 1 fair values. It was calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss share agreement, multiplied by the applicable clawback provisions contained in each loss share agreement, then discounted back to net present value. Due to the termination of the FDIC agreements in September 2015 there was no amortization expense recorded for the three or nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, amortization expense of $27,000 and $107,000, respectively and an adjustment related to changes in expected losses of $187,000 and $720,000, respectively was recorded.

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $348.8 million at September 30, 2016 and $327.7 million at December 31, 2015. The Company recorded $21.8 million during the three months ended September 30, 2016 as a result of its acquisition of Citizens. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2016 or the year ended December 31, 2015.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premium of $4.9 million was recorded during the third quarter of 2016 as part of the Citizens acquisition. Core deposit premiums of $11.3 million and $14.6 million were recorded during the first quarter of 2015 as part of the Community First and Liberty acquisitions, respectively.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Community First acquisition on February 27, 2015 included an insurance line of business and the Company recorded an intangible asset of $420,000 during the first quarter of 2015.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2016 and December 31, 2015, were as follows:

(In thousands)	September 30, 2016	December 31, 2015

Goodwill	$348,769	$327,686
Core deposit premiums:
Gross carrying amount	48,558	43,648
Accumulated amortization	(9,471)	(6,217)
Core deposit premiums, net	39,087	37,431
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(1,241)	(931)
Purchased credit card relationships, net	827	1,137
Books of business intangible:
Gross carrying amount	15,793	15,293
Accumulated amortization	(1,439)	(624)
Books of business intangible, net	14,354	14,669
Other intangible assets, net	54,268	53,237
Total goodwill and other intangible assets	$403,037	$380,923

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2016 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2016	$1,602
	2017	6,409
	2018	6,306
	2019	5,995
	2020	5,983
	Thereafter	27,973
	Total	$54,268

NOTE 7:	TIME DEPOSITS

Time deposits include approximately $674,917,000 and $625,775,000 of certificates of deposit of $100,000 or more at September 30, 2016, and December 31, 2015, respectively. Of this total approximately $165,983,000 and $186,352,000 of certificates of deposit were over $250,000 at September 30, 2016 and December 31, 2015, respectively.

NOTE 8:	INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2016 and 2015 is comprised of the following components:

(In thousands)	September 30, 2016	September 30, 2015
Income taxes currently payable	$33,139	$29,206
Deferred income taxes	1,070	(3,811)
Provision for income taxes	$34,209	$25,395

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	September 30, 2016	December 31, 2015

Deferred tax assets:
Loans acquired	$9,669	$14,716
Allowance for loan losses	13,887	12,700
Valuation of foreclosed assets	9,387	11,212
Tax NOLs from acquisition	14,823	14,593
Deferred compensation payable	2,823	2,767
Vacation compensation	1,940	2,250
Accrued equity and other compensation	9,201	5,197
Acquired securities	2,140	1,770
Other accrued liabilities	2,556	1,943
Unrealized loss on available-for-sale securities	--	1,655
Other	3,796	3,006
Gross deferred tax assets	70,222	71,809
Deferred tax liabilities:
Goodwill and other intangible amortization	(29,262)	(30,550)
Limitations under IRC Sec 382	(3,455)	(3,478)
Accumulated depreciation	(4,958)	(3,914)
Unrealized gain on available-for-sale securities	(1,359)	--
Other	(5,785)	(4,187)
Gross deferred tax liabilities	(44,819)	(42,129)

Net deferred tax asset, included in other assets	$25,403	$29,680

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense for the nine months ended September 30, 2016 and 2015 is shown below:

(In thousands)	September 30, 2016	September 30, 2015

Computed at the statutory rate (35%)	$36,418	$26,565
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,390	2,503
Tax exempt interest income	(3,120)	(3,502)
Tax exempt earnings on BOLI	(665)	(566)
Merger related expenses	131	569
Federal tax credits	(943)	(429)
Other differences, net	998	255
Actual tax provision	$34,209	$25,395

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

The gross amount of recognized liabilities for repurchase agreements was $123.8 million and $96.8 million at September 30, 2016 and December 31, 2015, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2016
Repurchase agreements:
U.S. Government agencies	$116,460	$--	$--	$7,329	$123,789

December 31, 2015
Repurchase agreements:
U.S. Government agencies	$89,512	$--	$--	$7,326	$96,838

NOTE 10:	OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at September 30, 2016 and December 31, 2015 consisted of the following components:

(In thousands)	September 30, 2016	December 31, 2015

Other Borrowings
FHLB advances, net of discount, due 2017 to 2033, 0.46% to 7.37% secured by residential real estate loans	$166,241	$109,989
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	49,035	52,300
Total other borrowings	215,276	162,289

Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,200	9,723
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,091	9,975
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,163	5,167
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,094	5,063
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,122	10,022
Total subordinated debentures	60,290	60,570
Total other borrowings and subordinated debentures	$275,566	$222,859

During October 2015, the Company borrowed $52.3 million from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

At September 30, 2016, the Company had $120.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $166.2 million at September 30, 2016, with approximately $830.2 million of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.105 billion at September 30, 2016.

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

Aggregate annual maturities of debt at September 30, 2016, are:

(In thousands)	Year	Annual Maturities

	2016	$32,019
	2017	103,710
	2018	23,912
	2019	7,673
	2020	36,429
	Thereafter	71,823
	Total	$275,566

NOTE 11:	CONTINGENT LIABILITIES

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

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Commissioner of the Arkansas State Bank Department is required, if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year.  At September 30, 2016, the Company’s subsidiary bank had approximately $2.7 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).  As of September 30, 2016, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company's CET1 ratio was 13.81% at September 30, 2016.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2016:

	Stock Options Outstanding		Non-Vested Stock Awards Outstanding
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair-Value

Balance, January 1, 2016	484,497	$40.59	183,101	$35.65
Granted	58,090	47.02	149,187	47.54
Stock Options Exercised	(52,357)	29.60	--	--
Stock Awards Vested	--	--	(132,431)	41.58
Forfeited/Expired	(5,345)	35.25	(40,099)	36.70
Balance, September 30, 2016	484,885	$42.61	159,758	$41.57
Exercisable, September 30, 2016	209,256	$39.16

The following table summarizes information about stock options under the plans outstanding at September 30, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17.55	-	$21.29	15,850	4.54	$19.72	10,600	$19.33
21.51	-	21.51	2,000	3.30	21.51	2,000	21.51
28.42	-	28.42	20,300	0.63	28.42	20,300	28.42
30.31	-	30.31	27,040	1.60	30.31	27,040	30.31
40.57	-	40.57	43,720	7.66	40.57	43,720	40.57
40.72	-	40.72	1,500	8.13	40.72	300	40.72
44.40	-	44.40	54,825	8.10	44.40	26,877	44.40
45.50	-	45.50	258,255	8.86	45.50	77,161	45.50
47.02	-	47.02	58,090	9.30	47.02	--	--
48.13	-	48.13	3,305	8.96	48.13	1,258	48.13
$17.55	-	$48.13	484,885	7.80	$42.61	209,256	$39.16

Total stock-based compensation expense was $4,204,000 and $2,010,000 during the nine months ended September 30, 2016 and 2015, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $1,161,000 of unrecognized stock-based compensation expense related to stock options at September 30, 2016. Unrecognized stock-based compensation expense related to non-vested stock awards was $7,380,000 at September 30, 2016.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.8 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2016 was $3,534,000 and $2,247,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $49.90 as of September 30, 2016, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and September 30, 2015, was $1,063,000 and $1,672,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $11.64 and $7.81 per share, respectively. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Expected dividend yield	1.96%	2.06%
Expected stock price volatility	27.34%	16.96%
Risk-free interest rate	2.01%	2.17%
Expected life of options (years)	7	10

NOTE 15:	ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended September 30,
(In thousands)	2016	2015

Interest paid	$16,311	$15,944
Income taxes paid	32,069	21,039
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	3,846	14,242
Transfers of loans acquired covered by FDIC loss share to foreclosed assets covered by FDIC loss share	--	4,349
Transfers of foreclosed assets covered by FDIC loss share to foreclosed assets held for sale	--	13,895
Transfers of loans acquired covered by FDIC loss share to loans acquired not covered by FDIC loss share	--	88,922
Transfers of premises and equipment to premises held for sale	7,200	--
Transfers of premises held for sale to foreclosed assets held for sale	652	6,126

NOTE 16:	OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Professional services	$3,282	$2,111	$9,678	$6,248
Postage	1,150	1,079	3,458	3,097
Telephone	912	1,521	3,014	3,698
Credit card expense	2,947	2,309	8,319	6,579
Operating supplies	457	687	1,273	1,693
Amortization of intangibles	1,503	1,265	4,411	3,552
Branch right sizing expense	218	458	3,451	3,237
Other expense	6,710	7,884	19,498	19,085
Total other operating expenses	$17,179	$17,314	$53,102	$47,189

NOTE 17:	CERTAIN TRANSACTIONS

From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families.  From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary banks, Simmons Bank and Citizens National Bank.  Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the lender and did not involve more than normal risk of collectability or present other unfavorable features.

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

At September 30, 2016, the Company had outstanding commitments to extend credit aggregating approximately $616,175,000 and $1,063,150,000 for credit card commitments and other loan commitments.  At December 31, 2015, the Company had outstanding commitments to extend credit aggregating approximately $497,961,000 and $805,673,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $30,053,000 and $23,515,000 at September 30, 2016, and December 31, 2015, respectively, with terms ranging from 9 months to 15 years.  At September 30, 2016 and December 31, 2015, the Company had no deferred revenue under standby letter of credit agreements.

NOTE 19:	PREFERRED STOCK

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”). The preferred stock was held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualified as Tier 1 capital and paid quarterly dividends.  The rate would have remained fixed at 1% through February 18, 2016, at which time it would have converted to a fixed rate of 9%. On January 29, 2016, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
ASSETS
Available-for-sale securities
U.S. Treasury	$63,985	$63,985	$--	$--
U.S. Government agencies	148,781	--	148,781	--
Mortgage-backed securities	699,748	--	699,748	--
State and political subdivisions	67,019	--	67,019	--
Other securities	44,673	--	44,673	--
Assets held in trading accounts	2,969	--	2,969	--

December 31, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$3,994	$3,994	$--	$--
U.S. Government agencies	120,237	--	120,237	--
Mortgage-backed securities	647,426	--	647,426	--
States and political subdivisions	9,874	--	9,874	--
Other securities	39,876	--	39,876	--
Assets held in trading accounts	4,422	2,409	2,013	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on unobservable market data.  As of September 30, 2016 and December 31, 2015, the fair value of foreclosed assets held for sale less estimated costs to sell was $30.4 million and $44.8 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2016 and December 31, 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
ASSETS
Impaired loans (1) (2) (collateral dependent)	$13,160	$--	$--	$13,160
Foreclosed assets held for sale (1)	16,481	--	--	16,481

December 31, 2015
ASSETS
Impaired loans (1) (2) (collateral dependent)	$19,027	$--	$--	$19,027
Foreclosed assets held for sale (1)	14,459	--	--	14,459

________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)	Specific allocations of $2,350,000 and $1,136,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2016 and December 31, 2015, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2016
Financial assets:
Cash and cash equivalents	$454,523	$454,523	$--	$--	$454,523
Interest bearing balances due from banks - time	4,393	--	4,393	--	4,393
Held-to-maturity securities	496,594	--	508,910	--	508,910
Mortgage loans held for sale	28,069	--	--	28,069	28,069
Interest receivable	27,390	--	27,390	--	27,390
Legacy loans (net of allowance)	3,908,995	--	--	3,916,460	3,916,460
Loans acquired (net of allowance)	1,458,198	--	--	1,460,983	1,460,983

Financial liabilities:
Non-interest bearing transaction accounts	1,473,420	--	1,473,420	--	1,473,420
Interest bearing transaction accounts and savings deposits	3,815,939	--	3,815,939	--	3,815,939
Time deposits	1,328,022	--	--	1,325,370	1,325,370
Federal funds purchased and securities sold under agreements to repurchase	124,289	--	124,289	--	124,289
Other borrowings	215,276	--	224,206	--	224,206
Subordinated debentures	60,290	--	54,817	--	54,817
Interest payable	1,689	--	1,689	--	1,689

December 31, 2015
Financial assets:
Cash and cash equivalents	$252,262	$252,262	$--	$--	$252,262
Interest bearing balances due from banks - time	14,107	--	14,105	--	14,105
Held-to-maturity securities	705,373	--	713,371	--	713,371
Mortgage loans held for sale	30,265	--	--	30,265	30,265
Interest receivable	25,793	--	25,793	--	25,793
Legacy loans (net of allowance)	3,215,103	--	--	3,204,153	3,204,153
Loans acquired (net of allowance)	1,672,901	--	--	1,667,204	1,667,204

Financial liabilities:
Non-interest bearing transaction accounts	1,280,234	--	1,280,234	--	1,280,234
Interest bearing transaction accounts and savings deposits	3,485,845	--	3,485,845	--	3,485,845
Time deposits	1,320,017	--	--	1,315,254	1,315,254
Federal funds purchased and securities sold under agreements to repurchase	99,398	--	99,398	--	99,398
Other borrowings	162,289	--	168,254	--	168,254
Subordinated debentures	60,570	--	55,954	--	55,954
Interest payable	1,800	--	1,800	--	1,800

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the related consolidated statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2016 was $23.4 million and diluted earnings per share were $0.76, compared to net income of $21.6 million and $0.72 diluted earnings per share for the same period of 2015. Diluted earnings per share increased by $0.04, or 5.6%. Net income for the nine months ended September 30, 2016, was $69.8 million and diluted earnings per share were $2.28, compared to net income of $50.3 million and $1.83 diluted earnings per share for the same period in 2015. Year-to-date diluted earnings per share increased by $0.45, or 24.6%.

Net income for each quarter in both 2016 and 2015 included nonrecurring items that impacted net income. The 2016 nonrecurring items primarily related to merger related costs and branch right sizing initiatives. The 2015 nonrecurring items were significant and related mainly to our acquisitions. Excluding all nonrecurring items, core earnings for the three months ended September 30, 2016 were $24.4 million, or $0.79 diluted core earnings per share, compared to $25.6 million, or $0.85 diluted core earnings per share for the same period in 2015. Diluted core earnings per share decreased by $0.06, or 7.1%. Year-to-date core earnings were $72.7 million, an increase of $8.9 million, or 14.1%, compared with the same period in 2015. Year-to-date diluted core earnings per share were $2.37, an increase of $0.05, or 2.2%. See Reconciliation of Non-GAAP Measures and Table 13 – Reconciliation of Core Earnings (non-GAAP) for additional discussion of non-GAAP measures.

On February 19, 2016, we merged Simmons First Trust Company and Trust Company of the Ozarks with and into Simmons First National Bank. We believe this will allow us to offer our trust services in an efficient and consistent manner throughout our footprint.

On September 9, 2016, we closed the transaction to acquire Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. At September 30, 2016, Citizens operated as an independently chartered bank. Citizens was subsequently merged into our lead bank on October 21, 2016 with simultaneous systems conversion. As a result of this acquisition, we recognized $2.0 million in after tax merger related expenses during the nine month period ended September 30, 2016.

During the first nine months of 2016 we opened our third retail banking office in Fayetteville, Arkansas, and closed 10 branches in various locations around our footprint. We intend to continue to review our branching strategy in future years based on market conditions, changes in economic or competitive conditions as well as various other factors.

On February 27, 2015, we closed the transactions to acquire Community First Bancshares, Inc. (“Community First”) and Liberty Bancshares, Inc. (“Liberty”). Liberty Bank was subsequently merged into our lead bank, Simmons First National Bank, on April 24, 2015 with a simultaneous systems conversion. First State Bank was subsequently merged into our lead bank, Simmons First National Bank, on September 4, 2015 with a simultaneous systems conversion. As a result of these acquisitions, we recognized $7.7 million in after tax merger related expenses during the nine month period ended September 30, 2015.

Our operating performance continues to produce good results. We are pleased with the results from the third quarter as we continue to absorb our most recent acquisition as well as the acquisitions from the previous two years. Competitive pressures and artificially low interest rates continue to put pressure on our net interest income but we have done a good job of diversifying our revenue through other lines of business such as our trust operations, mortgage lending, credit card services, and other wealth management offerings. We will continue to focus on improving our efficiency throughout the remainder of the year. We continue to pursue growth opportunities and focus on improvement in our core operating income.

We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth as well as in our growth from acquisitions. We intend to continue seeking acquisitions that are strategic to our business.

Stockholders’ equity as of September 30, 2016 was $1.147 billion, book value per share was $36.69 and tangible book value per share was $23.80.  Our ratio of stockholders’ equity to total assets was 13.9% and the ratio of tangible stockholders’ equity to tangible assets was 9.5% at September 30, 2016. See Table 14 – Reconciliation of Tangible Book Value per Share (non-GAAP) and Table 15 – Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP) for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 11.6%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total assets were $8.227 billion at September 30, 2016, compared to $7.560 billion at December 31, 2015 and $7.560 billion at September 30, 2015.  Total loans, including loans acquired, were $5.401 billion at September 30, 2016, compared to $4.919 billion at December 31, 2015 and $4.853 billion at September 30, 2015. We continue to have good asset quality.

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

Simmons First National Corporation is a financial holding company, headquartered in Pine Bluff, Ark., with total assets of $8.2 billion conducting financial operations throughout Arkansas, Kansas, Missouri and Tennessee.

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

The allowance for loan losses is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) external factors and pressure from competition, (6) the experience, ability and depth of lending management and staff, (7) seasoning of new products obtained and new markets entered through acquisition and (8) other factors and trends that will affect specific loans and categories of loans. We establish general allocations for each major loan category. This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans. General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances are accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2016, net interest income on a fully taxable equivalent basis was $70.2 million, a decrease of $10.6 million, or 13.1%, over the same period in 2015.  The decrease in net interest income was the result of an $11.8 million decrease in interest income and a $1.2 million decrease in interest expense.

The decrease in interest income primarily resulted from an $11.3 million decrease in interest income on loans, consisting of legacy loans and acquired loans. The increase in loan volume during 2016 generated $4.1 million of additional interest income, while a 120 basis point decline in yield resulted in a $15.4 million decrease in interest income. The interest income increase from loan volume was primarily due to our legacy loan growth from the same period last year.

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

For the three months ended September 30, 2016, interest income was less by $9.6 million and non-interest income was greater by $2.0 million, compared to the same period in 2015, due to the adjustments discussed above. The net effect lowered 2016 third quarter pre-tax income by $7.6 million from 2015. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the acquired loans. With the termination of the loss sharing agreements in 2015, there will be no future adjustments to non-interest income.

The $1.2 million decrease in interest expense is primarily from a 146 basis point decline in the cost of our other borrowings.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2016, net interest income on a fully taxable equivalent basis was $211.2 million, an increase of $72,000 over the same period in 2015.  The change in net interest income was the result of a $646,000 decrease in interest income and a $718,000 decrease in interest expense.

The decrease in interest income primarily resulted from a $3.0 million decrease in interest income on loans and a $2.5 million increase in interest income on investment securities. The increase in loan volume during 2016 generated $29.5 million of additional interest income, while a 95 basis point decline in yield resulted in a $32.5 million decrease in interest income. The increase in loan volume was primarily due to our legacy loan growth during 2016. $1.8 million of the increase in interest income on investment securities was due to volume increases while $735,000 was a result of an increase in yield on the security portfolio.

For the nine months ended September 30, 2016, the acquired loan cash flow adjustments resulted in a decrease to interest income by $17.8 million and non-interest income was greater by $7.7 million compared to the same period in 2015. The net increase to year-to-date 2016 pre-tax income was $10.1 million compared with 2015.

The $718,000 decrease in interest expense is primarily from a 60 basis point decline in the cost of our other borrowings.

Net Interest Margin

Our net interest margin decreased 73 basis points to 4.09% for the three month period ended September 30, 2016, when compared to 4.82% for the same period in 2015. For the nine month period ended September 30, 2016, net interest margin decreased 36 basis points to 4.22% when compared to 4.58% for the same period in 2015.  The most significant factor in the decreasing margin during the three month period ended September 30, 2016 is the impact of the lower accretable yield adjustments previously discussed. Normalized for all accretion on acquired loans, our core net interest margin at September 30, 2016 and 2015 was 3.87% and 3.82%, respectively. See Reconciliation of Non-GAAP Measures and Table 16 – Reconciliation of Core Net Interest Margin (non-GAAP) for additional discussion of non-GAAP measures.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2016 and 2015, respectively, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2016, versus September 30, 2015.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Interest income	$73,418	$85,199	$220,940	$221,624
FTE adjustment	2,181	2,172	6,370	6,332
Interest income – FTE	75,599	87,371	227,310	227,956
Interest expense	5,355	6,523	16,062	16,780
Net interest income – FTE	$70,244	$80,848	$211,248	$211,176

Yield on earning assets – FTE	4.41%	5.20%	4.54%	4.94%
Cost of interest bearing liabilities	0.41%	0.48%	0.42%	0.45%
Net interest spread – FTE	4.00%	4.72%	4.12%	4.49%
Net interest margin – FTE	4.09%	4.82%	4.22%	4.58%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended September 30, 2016 vs. 2015	Nine Months Ended September 30, 2016 vs. 2015

Increase due to change in earning assets	$3,941	$30,948
Decrease due to change in earning asset yields	(15,713)	(31,594)
Increase (decrease) due to change in interest bearing liabilities	300	(163)
Increase due to change in interest rates paid on interest bearing liabilities	868	881
(Decrease) increase in net interest income	$(10,604)	$72

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended September 30, 2016 and 2015.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$246,818	$244	0.39	$206,467	$122	0.23
Federal funds sold	6,431	19	1.18	19,086	15	0.31
Investment securities - taxable	1,038,437	4,445	1.70	1,209,985	4,901	1.61
Investment securities - non-taxable	391,495	5,468	5.56	357,048	5,582	6.20
Mortgage loans held for sale	31,256	299	3.81	26,379	291	4.38
Assets held in trading accounts	5,108	4	0.31	6,401	4	0.25
Loans	5,105,474	65,120	5.07	4,835,068	76,456	6.27
Total interest earning assets	6,825,019	75,599	4.41	6,660,434	87,371	5.20
Non-earning assets	878,818			947,333
Total assets	$7,703,837			$7,607,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,645,414	$1,965	0.21	$3,600,930	$2,222	0.24
Time deposits	1,213,895	1,767	0.58	1,397,928	1,936	0.55
Total interest bearing deposits	4,859,309	3,732	0.31	4,998,858	4,158	0.33
Federal funds purchased and securities sold under agreement to repurchase	105,576	59	0.22	109,311	55	0.20
Other borrowings	192,453	1,048	2.17	197,832	1,812	3.63
Subordinated debentures	60,238	516	3.41	61,851	498	3.19
Total interest bearing liabilities	5,217,576	5,355	0.41	5,367,852	6,523	0.48
Non-interest bearing liabilities:
Non-interest bearing deposits	1,322,818			1,121,078
Other liabilities	49,191			74,696
Total liabilities	6,589,585			6,563,626
Stockholders’ equity	1,114,252			1,044,141
Total liabilities and stockholders’ equity	$7,703,837			$7,607,767
Net interest spread			4.00			4.72
Net interest margin		$70,244	4.09		$80,848	4.82

	Nine Months Ended September 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$180,105	$465	0.34	$295,476	$561	0.25
Federal funds sold	3,613	46	1.70	50,618	118	0.31
Investment securities - taxable	1,064,670	15,029	1.89	1,152,756	12,352	1.43
Investment securities - non-taxable	415,296	16,016	5.15	349,511	16,184	6.19
Mortgage loans held for sale	28,905	872	4.03	26,230	813	4.14
Assets held in trading accounts	5,745	13	0.30	6,591	11	0.22
Loans	4,984,349	194,869	5.22	4,289,339	197,917	6.17
Total interest earning assets	6,682,683	227,310	4.54	6,170,521	227,956	4.94
Non-earning assets	892,370			866,014
Total assets	$7,575,053			$7,036,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,552,088	$6,018	0.23	$3,274,344	$5,701	0.23
Time deposits	1,253,437	5,144	0.55	1,346,879	5,596	0.56
Total interest bearing deposits	4,805,525	11,162	0.31	4,621,223	11,297	0.33
Federal funds purchased and securities sold under agreement to repurchase	107,932	183	0.23	115,713	177	0.20
Other borrowings	182,908	3,114	2.27	186,955	4,014	2.87
Subordinated debentures	60,160	1,603	3.56	53,506	1,292	3.23
Total interest bearing liabilities	5,156,525	16,062	0.42	4,977,397	16,780	0.45
Non-interest bearing liabilities:
Non-interest bearing deposits	1,273,337			1,064,273
Other liabilities	53,304			63,171
Total liabilities	6,483,166			6,104,841
Stockholders’ equity	1,091,887			931,694
Total liabilities and stockholders’ equity	$7,575,053			$7,036,535
Net interest spread			4.12			4.49
Net interest margin		$211,248	4.22		$211,176	4.58

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine month periods ended September 30, 2016, as compared to the same periods of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 over 2015			2016 over 2015
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$28	$94	$122	$(260)	$164	$(96)
Federal funds sold	(15)	19	4	(194)	122	(72)
Investment securities - taxable	(723)	267	(456)	(1,002)	3,679	2,677
Investment securities - non-taxable	512	(626)	(114)	2,776	(2,944)	(168)
Mortgage loans held for sale	50	(42)	8	81	(22)	59
Assets held in trading accounts	(1)	1	--	(1)	3	2
Loans	4,090	(15,426)	(11,336)	29,548	(32,596)	(3,048)
Total	3,941	(15,713)	(11,772)	30,948	(31,594)	(646)

Interest expense:
Interest bearing transaction and savings accounts	27	(284)	(257)	474	(157)	317
Time deposits	(264)	95	(169)	(384)	(68)	(452)
Federal funds purchased and securities sold under agreements to repurchase	(2)	6	4	(12)	18	6
Other borrowings	(48)	(716)	(764)	(85)	(815)	(900)
Subordinated debentures	(13)	31	18	170	141	311
Total	(300)	(868)	(1,168)	163	(881)	(718)
Increase (decrease) in net interest income	$4,241	$(14,845)	$(10,604)	$30,785	$(30,713)	$72

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

The provision for loan losses for the three month period ended September 30, 2016, was $8.3 million, compared to $1.6 million for the three month period ended September 30, 2015, an increase of $6.7 million. The provision for loan losses for the nine month period ended September 30, 2016, was $15.7 million, compared to $5.8 million for the nine month period ended September 30, 2015, an increase of $9.9 million. See Allowance for Loan Losses section for additional information.

The provision increase resulted from several reasons. Our increased organic legacy loan growth rate required additional allowance. Significant loan growth in our Missouri and Tennessee markets, both from new loans and from acquired loans migrating to legacy, required an allowance to be established for those loans through a provision.

Our provision expense for the three month period ended September 30, 2016 included replenishment of a $5.4 million single charge-off related to a nonaccrual loan acquired from Metropolitan National Bank. The loan was charged down to the appraised liquidation value of the collateral and the charged-off amount was added back to the allowance for loan losses during the quarter, resulting in the increase in provision. The provision expense for the nine month period ended September 30, 2016 also included replenishment of a $2 million charge-off related to potential customer fraud on an agricultural loan, which carried a pass rating and for which recovery is unknown.

Finally, a $215,000 provision was recorded on acquired loans during the three months ended September 30, 2016 while $522,000 was recorded during the nine months ended September 30, 2016 as a result of a shortage in our credit mark on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $36.9 million for the three month period ended September 30, 2016, an increase of $13.8 million, or 59.8%, compared to $23.1 million for the same period in 2015. Total non-interest income was $103.3 million for the nine month period ended September 30, 2016, an increase of $37.3 million, or 56.4%, compared to $66.0 million for the same period in 2015. The increase in non-interest income was partially due to gains recorded on the sale of securities that totaled $4.4 million as part of our bond portfolio rebalancing strategy. We are actively looking to reduce the number of issuances we hold in our portfolio and monitoring the market conditions for opportunities to sell securities and replace with comparable yields while only marginally extending the duration of the portfolio.

There was a $14.8 million increase in non-interest income from the nine month period ended September 30, 2016 to the same period of 2015 due to the elimination of the amortization of the indemnification asset expected to be collected from the FDIC covered loan portfolios.   Excluding the indemnification asset amortization adjustments, non-interest income increased $22.5 million, or 27.8%.

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

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2016 and 2015, respectively, as well as changes in 2016 from 2015.

Table 5:  Non-Interest Income

	Three Months		2016		Nine Months		2016
	Ended September 30,		Change from		Ended September 30,		Change from
(In thousands)	2016	2015	2015		2016	2015	2015
Trust income	$3,873	$2,215	$1,658	74.85%	$11,160	$6,536	$4,624	70.75%
Service charges on deposit accounts	8,771	8,488	283	3.33	23,748	22,881	867	3.79
Other service charges and fees	1,840	2,672	(832)	-31.14	5,320	7,102	(1,782)	-25.09
Mortgage lending income	5,760	3,446	2,314	67.15	15,429	9,156	6,273	68.51
Investment banking income	1,131	663	468	70.59	2,999	1,808	1,191	65.87
Debit and credit card fees	7,825	6,879	946	13.75	22,713	19,013	3,700	19.46
Bank owned life insurance income	606	748	(142)	-18.98	2,429	2,066	363	17.57
Gain on sale of securities	315	40	275	687.50	4,403	2	4,401	--
Gain on sale of banking operations	--	2,110	(2,110)	-100.00	--	2,110	(2,110)	-100.00
Net (loss) on assets covered by FDIC loss share agreements	--	(9,085)	9,085	-100.00	--	(14,812)	14,812	-100.00
Net gain on sale of premises held for sale	175	153	22	14.38	175	153	22	14.38
Other income	6,580	4,743	1,837	38.73	14,891	9,999	4,892	48.92
Total non-interest income	$36,876	$23,072	$13,804	59.83%	$103,267	$66,014	$37,253	56.43%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended September 30, 2016, was $22.3 million, an increase of $2.1 million from the three month period ended September 30, 2015.  Trust income increased by $1.7 million or 74.85%, and debit and credit card fees increased by $946,000, or 13.75%. These increases were partially offset by a decrease in other service charges and fees of $832,000. The increase in trust income is related to the acquisition of Ozark Trust during the fourth quarter of 2015.

Mortgage lending income increased by $2.3 million for the three months ended September 30, 2016 compared to last year, due primarily to additional lenders and an increasingly active residential real estate market. Included in non-interest income for the three months ended September 30, 2015 was a $2.1 million gain on the sale of our Salina banking operations.

Net loss on assets covered by FDIC loss share agreements decreased by $9.1 million and $14.8 million during the three and nine month period ending September 30, 2016, respectively, due to the termination of the FDIC loss share agreements and the related indemnification asset.

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

Non-interest expense for the three months ended September 30, 2016 was $62.4 million, a decrease of $5.1 million, or 7.50%, from the same period in 2015. The most significant impact to non-interest expense were the following nonrecurring items.

We saw a $667,000 increase in merger related costs from last year. We had $1.5 million of merger related costs in the third quarter of 2016 compared to only $857,000 in the third quarter of 2015. The merger related costs in the current year were from our acquisition of Citizens and in the prior year were from our acquisitions of Liberty, Community First and Ozark Trust. This increase was offset by a decrease in branch right sizing expense for the second quarter of 2016 to $218,000 from $458,000 for the second quarter of 2015.

Normalizing for the nonrecurring merger related costs and branch right sizing expenses, non-interest expense for the three months ended September 30, 2016 decreased $5.5 million, or 8.29%, from the same period in 2015.

Non-interest expense for the nine months ended September 30, 2016 was $188.4 million, a decrease of $806,000, or 0.43%, from the same period in 2015. The most significant impact to non-interest expense were the following nonrecurring items.

First, we saw a $10.5 million decrease in merger related costs from last year. Included in the nine months ended September 30, 2016 were $2.0 million in merger related costs, primarily from our acquisition of Citizens. In the same period of 2015 we recorded $12.5 million of merger related costs associated with our Liberty, Community First and Ozark Trust acquisitions.

Second, branch right sizing expense for the nine months ended September 30, 2016 increased by $214,000 from the same period in 2015. We had $3.5 million of branch right sizing expense in 2016 from our ten branch closings. For the same period in 2015, we had expenses of $3.2 million associated with the closure and maintenance of twelve branches. We continue to monitor branch operations and profitability as well as changing customer habits.

Normalizing for the nonrecurring merger related costs and branch right sizing, non-interest expense for the nine months ended September 30, 2016 increased $9.5 million, or 5.49%, from the same period in 2015, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits decreased by $5.2 million for the three months ended September 30, 2016 compared to the same period in 2015 as we continue to recognize the benefits from our ongoing efficiency initiatives and cost saves related to the integration of our 2015 acquisitions. Salaries and employee benefits increased by $940,000 for the nine months ended September 30, 2016 related to the Community First and Liberty mergers during 2015. Occupancy expense decreased by $122,000 for the three months ended September 30, 2016 and increased $711,000 for the nine months period ended September 30, 2016 when compared to the same periods in 2015, while furniture and equipment expense increased by $70,000 and $1.7 million from the same periods in 2015.

The incremental increases in several other operating expense categories during the periods were a result of the 2015 acquisitions. Professional services increased by $1.2 million and $3.4 million for the three and nine months ended September 30, 2016 from the same period in 2015 related to exam fees, auditing and accounting services and general consulting expenses.

Table 6 below shows non-interest expense for the three and nine month periods ended September 30, 2016 and 2015, respectively, as well as changes in 2016 from 2015.

Table 6:  Non-Interest Expense

	Three Months		2016		Nine Months		2016
	Ended September 30,		Change from		Ended September 30,		Change from
(In thousands)	2016	2015	2015		2016	2015	2015
Salaries and employee benefits	$31,784	$37,000	$(5,216)	-14.10%	$99,660	$98,720	$940	0.95%
Occupancy expense, net	4,690	4,812	(122)	-2.54	14,151	13,440	711	5.29
Furniture and equipment expense	4,272	4,202	70	1.67	12,296	10,621	1,675	15.77
Other real estate and foreclosure expense	1,849	2,297	(448)	-19.50	3,782	3,694	88	2.38
Deposit insurance	1,136	1,013	123	12.14	3,380	2,979	401	13.46
Merger related costs	1,524	857	667	77.83	1,989	12,523	(10,534)	-84.12
Other operating expenses:
Professional services	3,282	2,111	1,171	55.47	9,678	6,248	3,430	54.90
Postage	1,150	1,079	71	6.58	3,458	3,097	361	11.66
Telephone	912	1,521	(609)	-40.04	3,014	3,698	(684)	-18.50
Credit card expenses	2,947	2,309	638	27.63	8,319	6,579	1,740	26.45
Operating supplies	457	687	(230)	-33.48	1,273	1,693	(420)	-24.81
Amortization of intangibles	1,503	1,265	238	18.81	4,411	3,552	859	24.18
Branch right sizing expense	218	458	(240)	-52.40	3,451	3,237	214	6.61
Other expense	6,710	7,884	(1,174)	-14.89	19,498	19,085	413	2.16
Total non-interest expense	$62,434	$67,495	$(5,061)	-7.50%	$188,360	$189,166	$(806)	-0.43%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $3.515 billion and $2.391 billion during the first nine months of 2016 and 2015, respectively.  As of September 30, 2016, total loans, excluding loans acquired, were $3.943 billion, an increase of $696.6 million from December 31, 2015.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans). The growth in the legacy portfolio is primarily attributable to the larger market areas in which we now operate as a result of our acquisitions. In addition, we have actively recruited and hired new lenders in our growth markets in an effort to continue growing our loan portfolio.

Also contributing to our legacy loan growth are acquired loans that have migrated to legacy loans. When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2015 to September 30, 2016 included $206.4 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of September 30, 2016.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2016	December 31, 2015

Consumer:
Credit cards	$175,032	$177,288
Other consumer	275,947	208,380
Total consumer	450,979	385,668
Real estate:
Construction	304,082	279,740
Single family residential	841,958	696,180
Other commercial	1,521,132	1,229,072
Total real estate	2,667,172	2,204,992
Commercial:
Commercial	607,738	500,116
Agricultural	203,529	148,563
Total commercial	811,267	648,679
Other	13,671	7,115
Total loans, excluding loans acquired, before allowance for loan losses	$3,943,089	$3,246,454

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $451.0 million at September 30, 2016, or 11.4% of total loans, compared to $385.7 million, or 11.9% of total loans at December 31, 2015.  The increase in consumer loans from December 31, 2015, to September 30, 2016, was due to growth in direct and indirect consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $2.667 billion at September 30, 2016, or 67.6% of total loans, compared to the $2.205 billion, or 67.9%, of total loans at December 31, 2015, an increase of $462.2 million. Commercial real estate loans increased to $1.521 billion, a $292.1 million, or 23.8% growth from December 31, 2015 primarily due to increased opportunities in our growth markets as a result of our larger scale from the recent acquisitions.

Commercial loans consist of non-agricultural commercial loans and agricultural loans.  Commercial loans were $811.3 million at September 30, 2016, or 20.6% of total loans, compared to $648.7 million, or 20.0% of total loans at December 31, 2015, an increase of $162.6 million.  Non-agricultural commercial loans increased to $607.7 million, a $107.6 million, or 21.5%, growth from December 31, 2015. Agricultural loans increased to $203.5 million, a $55.0 million, or 37.0%, increase primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

On September 9, 2016, we completed the acquisition of Citizens and issued 835,741 shares of the Company’s common stock valued at approximately $41.3 million as of September 9, 2016 in exchange for all outstanding shares of Citizens common stock. Included in the acquisition were loans with a fair value of $340.8 million.

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

Table 8 reflects the carrying value of all acquired loans as of September 30, 2016 and December 31, 2015.

Table 8:  Loans Acquired

(In thousands)	September 30, 2016	December 31, 2015

Consumer:
Other consumer	$51,237	$75,606
Total consumer	51,237	75,606
Real estate:
Construction	60,307	77,119
Single family residential	461,346	501,002
Other commercial	771,858	854,068
Total real estate	1,293,511	1,432,189
Commercial:
Commercial	109,562	154,533
Agricultural	3,888	10,573
Total commercial	113,450	165,106
Total loans acquired (1)	$1,458,198	$1,672,901

 _______________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at September 30, 2016 and December 31, 2015.

The majority of the loans originally acquired in the Citizens, Liberty, Community First, Metropolitan and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with the acquisitions of Citizens, Liberty, Community First, Metropolitan and Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Because some loans we evaluated, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, we recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans.  With the termination of our FDIC loss share agreements, the $954,000 allowance has been reclassified as allowance on acquired loans, not covered by loss share. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Total non-performing assets, excluding all loans acquired, increased by $4.6 million from December 31, 2015 to September 30, 2016.  Foreclosed assets held for sale decreased by $14.4 million. Nonaccrual loans increased by $19.7 million during the period, primarily CRE loans. Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 1.00% at September 30, 2016, compared to 0.89% at December 31, 2015. The increase in the non-performing ratio from the fourth quarter is primarily the result of a single credit totaling $7.1 million and other migrated assets that have deteriorated since acquisition. We feel we are adequately reserved for the potential exposures related to these credits. There were also several larger non-performing loans that were identified during the year. The majority of these balances were related to acquired loans that have migrated, residential loans that have entered loss mitigation, and certain balances remaining outstanding which were related to potential fraudulent activity on an agricultural loan relationship discussed above. The decrease in foreclosed assets held for sale was the result of the sale of several properties we acquired through our Metropolitan National Bank and FDIC-assisted transactions.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance increased to $16.5 million at September 30, 2016, compared to $5.6 million at December 31, 2015.  The majority of our TDRs remain in the CRE portfolio with the largest increase comprised of two relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality.  The allowance for loan losses as a percent of total loans was 0.86% as of September 30, 2016.  Non-performing loans equaled 0.95% of total loans, a 37 basis point increase from December 31, 2015 but a 22 basis point decrease from June 30, 2016. Non-performing assets were 0.83% of total assets, a 2 basis point decline during the same period. The allowance for loan losses was 91% of non-performing loans.  Our annualized net charge-offs to total loans for the first nine months of 2016 was 0.47%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.44%, a 32 basis point increase from the same period in 2015. This increase is related to the two larger charge offs during 2016 that were discussed above. Annualized net credit card charge-offs to total credit card loans were 1.22%, compared to 1.28% during the full year 2015, and more than 190 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

($ in thousands)	September 30, 2016	December 31, 2015

Nonaccrual loans (1)	$37,392	$17,714
Loans past due 90 days or more (principal or interest payments)	144	1,191
Total non-performing loans	37,536	18,905
Other non-performing assets:
Foreclosed assets held for sale	30,396	44,820
Other non-performing assets	621	211
Total other non-performing assets	31,017	45,031
Total non-performing assets	$68,553	$63,936

Performing TDRs	$13,604	$3,031
Allowance for loan losses to non-performing loans	91%	166%
Non-performing loans to total loans	0.95%	0.58%
Non-performing assets to total assets (2)	0.83%	0.85%

__________________________________________

(1)	Includes nonaccrual TDRs of approximately $2.9 million at September 30, 2016 and $2.5 million at December 31, 2015.
(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2016 and 2015.

At September 30, 2016, impaired loans, net of government guarantees and loans acquired, were $40.5 million compared to $18.2 million at December 31, 2015. The increase in impaired loans is primarily related to the non-performing loans discussed above. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

General Allocations

The general allocation is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) external factors and pressure from competition, (6) the experience, ability and depth of lending management and staff, (7) seasoning of new products obtained and new markets entered through acquisition and (8) other factors and trends that will affect specific loans and categories of loans. We established general allocations for each major loan category. This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2016	2015

Balance, beginning of year	$31,351	$29,028
Loans charged off:
Credit card	2,260	2,350
Other consumer	1,482	1,183
Real estate	7,350	735
Commercial	3,043	761
Total loans charged off	14,135	5,029
Recoveries of loans previously charged off:
Credit card	694	667
Other consumer	358	398
Real estate	278	83
Commercial	337	178
Total recoveries	1,667	1,326
Net loans charged off	12,468	3,703
Provision for loan losses (1)	15,211	5,055
Balance, September 30 (2)	$34,094	30,380

Loans charged off:
Credit card		757
Other consumer		489
Real estate		845
Commercial		654
Total loans charged off		2,745
Recoveries of loans previously charged off:
Credit card		223
Other consumer		140
Real estate		120
Commercial		2
Total recoveries		485
Net loans charged off		2,260
Provision for loan losses (1)		3,231
Balance, end of year (2)		$31,351

_______________________________________

(1)	Provision for loan losses of $522,000 attributable to loans acquired, was excluded from this table for 2016 (total year-to-date provision for loan losses is $15,733,000) and $73,000 was excluded from this table for 2015 (total 2015 provision for loan losses is $9,022,000). The $522,000 for 2016 and $736,000 for 2015 was subsequently charged-off, resulting in no increase in the allowance related to loans acquired.
(2)	Allowance for loan losses at September 30, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2016 and December 31, 2015 was $35,048,000 and $32,305,000, respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three and nine months ended September 30, 2016 and 2015, and for the year ended December 31, 2015, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of September 30, 2016, the allowance for loan losses reflects an increase of approximately $2.7 million from December 31, 2015, while total loans, excluding loans acquired, increased by $696.6 million over the same nine month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2016		December 31, 2015
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$3,749	4.4%	$3,893	5.5%
Other consumer	2,510	7.0%	1,853	6.4%
Real estate	19,459	67.6%	19,522	67.9%
Commercial	8,240	20.6%	5,985	20.0%
Other	136	0.4%	98	0.2%
Total (2)	$34,094	100.0%	$31,351	100.0%

________________________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at September 30, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2016 and December 31, 2015 was $35,048,000 and $32,305,000, respectively

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 100 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2016, core deposits comprised 89.8% of our total deposits.

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

Our total deposits as of September 30, 2016, were $6.617 billion, an increase of $531.3 million from December 31, 2015. The increase is primarily the result of the Citizens acquisition.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $5.289 billion at September 30, 2016, compared to $4.766 billion at December 31, 2015, a $523.3 million increase. Total time deposits increased $8.0 million to $1.328 billion at September 30, 2016, from $1.320 billion at December 31, 2015. We had $12.1 million and $1.5 million of brokered deposits at September 30, 2016 and December 31, 2015, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $275.6 million and $222.9 million at September 30, 2016 and December 31, 2015, respectively. The outstanding balance for September 30, 2016 includes $120.0 million in FHLB short-term advances, $46.3 million in FHLB long-term advances, $49.0 million in notes payable and $60.3 million of trust preferred securities. The outstanding balance for December 31, 2015 included $40.0 million in FHLB short-term advances, $70.0 million in FHLB long-term advances, $52.3 million in notes payable and $60.6 million of trust preferred securities.

The $49.0 million notes payable is unsecured debt from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

During the nine months ended September 30, 2016, we increased total debt by $52.7 million from December 31, 2015 primarily due to the $80.0 million increase in FHLB short-term advances partially offset by the maturity of $22.0 million of FHLB long-term advances.

CAPITAL

Overview

At September 30, 2016, total capital was $1.147 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2016, our common equity to assets ratio was 13.9%, up 10 basis points from year-end 2015.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 27, 2015, as part of the acquisition of Community First, the Company issued 30,852 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Simmons Series A Preferred Stock”) in exchange for the outstanding shares of Community First Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Community First Series C Preferred Stock”). The preferred stock was held by the United States Department of the Treasury (“Treasury”) as the Community First Series C Preferred Stock was issued when Community First entered into a Small Business Lending Fund Securities Purchase Agreement with the Treasury.  The Simmons Series A Preferred Stock qualified as Tier 1 capital and paid quarterly dividends. On January 29, 2016, the Company redeemed all of the Simmons Series A Preferred Stock, including accrued and unpaid dividends.

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

Cash Dividends

We declared cash dividends on our common stock of $0.72 per share for the first nine months of 2016 compared to $0.69 per share for the first nine months of 2015, an increase of $0.03, or 4.3%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2016, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2016 and December 31, 2015 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2016	2015

Tier 1 capital:
Stockholders’ equity	$1,147,141	$1,076,855
Trust preferred securities	60,290	60,570
Goodwill and other intangible assets	(354,582)	(331,931)
Unrealized gain on available-for-sale securities, net of income taxes	(2,117)	2,665
Total Tier 1 capital	850,732	808,159
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	--	--
Qualifying allowance for loan losses	38,050	35,068
Total Tier 2 capital	38,050	35,068
Total risk-based capital	$888,782	$843,227

Common equity:
Tier 1 capital	$850,732	$808,159
Non-cumulative preferred stock	--	(30,852)
Trust preferred securities	(60,290)	(60,570)
Total common equity	$790,442	$716,737

Risk weighted assets	$5,724,052	$5,044,453

Assets for leverage ratio	$7,355,702	$7,218,559

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	13.81%	14.21%
Tier 1 leverage ratio	11.57%	11.20%
Tier 1 risk-based capital ratio	14.86%	16.02%
Total risk-based capital ratio	15.53%	16.72%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	6.50%
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	8.00%
Total risk-based capital ratio	10.00%	10.00%

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of September 30, 2016, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

RECONCILIATION OF NON-GAAP MEASURES

The tables below present computations of core earnings (net income excluding nonrecurring items {gain from early retirement of trust preferred securities, gain on sale of banking operations, loss on FDIC loss share termination, merger related costs and branch right sizing expenses}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP). Nonrecurring items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

See Table 13 below for the reconciliation of core earnings, which exclude nonrecurring items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015

Net income	$23,429	$21,598	$69,819	$50,325
Nonrecurring items:
Gain from early retirement of trust preferred securities	--	--	(594)	--
Gain on sale of banking operations	--	(2,110)	--	(2,110)
Loss on FDIC loss share termination	--	7,476	--	7,476
Merger related costs	1,524	857	1,989	12,523
Branch right sizing	43	304	3,276	3,084
Tax effect (1)	(614)	(2,560)	(1,832)	(7,589)
Net nonrecurring items	953	3,967	2,839	13,384
Core earnings (non-GAAP)	$24,382	$25,565	$72,658	$63,709

Diluted earnings per share	$0.76	$0.72	$2.28	$1.83
Nonrecurring items:
Gain from early retirement of trust preferred securities	--	--	(0.02)	--
Gain on sale of banking operations	--	(0.07)		(0.07)
Loss on FDIC loss share termination	--	0.25		0.27
Merger related costs	0.05	0.03	0.06	0.46
Branch right sizing	--	0.01	0.11	0.11
Tax effect (1)	(0.02)	(0.09)	(0.06)	(0.28)
Net nonrecurring items	0.03	0.13	0.09	0.49
Diluted core earnings per share (non-GAAP)	$0.79	$0.85	$2.37	$2.32

__________________________________

(1)	Effective tax rate of 39.225%, adjusted for non-deductible merger related costs.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	September 30, 2016	December 31, 2015

Total common stockholders’ equity	$1,147,141	$1,046,003
Intangible assets:
Goodwill	(348,769)	(327,686)
Other intangible assets	(54,268)	(53,237)
Total intangibles	(403,037)	(380,923)
Tangible common stockholders’ equity	$744,104	$665,080
Shares of common stock outstanding	31,267,614	30,278,432

Book value per common share	$36.69	$34.55

Tangible book value per common share (non-GAAP)	$23.80	$21.97

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets as of September 30, 2016 and December 31, 2015.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	September 30, 2016	December 31, 2015

Total stockholders’ equity	$1,147,141	$1,076,855
Preferred stock	--	(30,852)
Total common stockholders’ equity	1,147,141	1,046,003
Intangible assets:
Goodwill	(348,769)	(327,686)
Other intangible assets	(54,268)	(53,237)
Total intangibles	(403,037)	(380,923)
Tangible common stockholders’ equity	$744,104	$665,080

Total assets	$8,226,992	$7,559,658
Intangible assets:
Goodwill	(348,769)	(327,686)
Other intangible assets	(54,268)	(53,237)
Total intangibles	(403,037)	(380,923)
Tangible assets	$7,823,955	$7,178,735

Ratio of equity to assets	13.94%	14.24%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.51%	9.26%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2016	2015	2016	2015

Net interest income	$68,063	$78,676	$204,878	$204,844
FTE adjustment	2,181	2,172	6,370	6,332
Fully tax equivalent net interest income	70,244	80,848	211,248	211,176
Total accretable yield	(4,928)	(14,928)	(17,705)	(35,055)
Core net interest income	$65,316	$65,920	$193,543	$176,121

Average earning assets – quarter-to-date	$6,825,019	$6,660,434	$6,682,683	$6,170,521

Net interest margin	4.09	4.82	4.22	4.58
Core net interest margin (non-GAAP)	3.81	3.93	3.87	3.82

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2016, undivided profits of the Company's subsidiary banks was approximately $237.8 million, of which approximately $2.7 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Third, Simmons Bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $830.2 million of these lines of credit are currently available, if needed.

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

As of September 30, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.81% and 1.19%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -2.84% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of September 30, 2016 is considered remote given current interest rate levels and the December 2015 rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2016:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	1.19%
Up 100 basis points	0.81%
Down 100 basis points	-2.84%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended September 30, 2016.

Item 6.	Exhibits

Exhibit No.        Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.11	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation, effective September 22, 2016.*

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

4.10	Indenture, dated as of June 23, 2005, between Community First Bancshares, Inc., and Deutsche Bank Trust Company Americas, as trustee, relating to subordinated debentures due June 30, 2035 (incorporated by reference to Exhibit 4.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.11	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of June 23, 2005, between Simmons First National Corporation and Deutsche Bank Trust Company Americas , as trustee (incorporated by reference to Exhibit 4.2to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.12	Indenture, dated as of September 10, 2007, between Community First Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due September 15, 2037 (incorporated by reference to Exhibit 4.3to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.13	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of September 10, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.14	Indenture, dated as of December 5, 2003, between Liberty Bancshares, Inc., and U. S. Bank National Association, as trustee, relating to subordinated debentures due December 5, 2033 (incorporated by reference to Exhibit 4.5to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.15	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of December 5, 2003, between Simmons First National Corporation and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.16	Indenture, dated as of October 13, 2004, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due October 18, 2034 (incorporated by reference to Exhibit 4.7to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.17	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of October 13, 2004, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.18	Indenture, dated as of March 23, 2007, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due June 6, 2037 (incorporated by reference to Exhibit 4.9to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.19	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of March 23, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: November 8, 2016	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: November 8, 2016	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 8, 2016	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer

