Form 10-K
period 2016-12-31
SIMMONS FIRST NATIONAL CORP
filed 2017-02-28
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2016, was $1,307,543,795 based upon the last trade price as reported on the NASDAQ Global Select Market® of $46.19.

The number of shares outstanding of the Registrant's Common Stock as of February 3, 2017, was 31,348,589.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2017.

Introduction

The Company has chosen to combine our Annual Report to Shareholders with our Form 10-K. We hope investors find it useful to have all of this information in a single document.

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

Company Overview

Simmons First National Corporation (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Arkansas with total assets of $8.4 billion, loans of $5.6 billion, deposits of $6.7 billion and equity capital of $1.2 billion as of December 31, 2016. The Company, through its subsidiary bank, Simmons Bank, conducts banking operations through 150 financial centers located in communities throughout Arkansas, Kansas, Missouri and Tennessee.

We seek to build shareholder value by, among other things (i) focusing on strong asset quality, (ii) maintaining strong capital (iii) managing our liquidity position, (iv) improving our operational efficiency and (v) opportunistically growing our business, both organically and through acquisitions of financial institutions.

Subsidiary Bank

Our subsidiary bank, Simmons Bank, is an Arkansas state-chartered bank that has been in operation since 1903. Simmons First Investment Group, Inc., a wholly-owned subsidiary of Simmons Bank, is a registered investment advisor and a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are also wholly-owned subsidiaries of Simmons Bank and are insurance agencies providing life, auto, home, business and commercial insurance coverage.

Simmons Bank and its subsidiaries provide financial services to individuals and businesses throughout the market areas they serve. Simmons Bank offers consumer, real estate and commercial loans, checking, savings and time deposits. Simmons Bank and its subsidiaries have also developed through their experience and scale and through acquisitions, specialized products and services that are in addition to those offered by the typical community bank. Those products include credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and SBA lending.

Community Bank Strategy

Historically, we utilized separately chartered community banks, supported by Simmons Bank to provide full service banking products and services across our footprint. On March 5, 2014, we announced the planned consolidation of our six smaller subsidiary banks into Simmons Bank. The subsidiary consolidation was completed in August 2014. We made the decision to consolidate in order to effectively meet the increased regulatory burden facing banks, to reduce certain operating costs and more efficiently perform operational duties. After the charter consolidation and the 2015 mergers discussed below, Simmons Bank operates as three separate regions. Below is a listing of our regions:

Region	Headquarters
Arkansas Region	Pine Bluff, Arkansas
Kansas/Missouri Region	Springfield, Missouri
Tennessee Region	Union City, Tennessee

Growth Strategy

Over the past 27 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990 we have completed 13 whole bank acquisitions, 1 trust company, 5 bank branch deals, 1 bankruptcy (363) acquisition, 4 FDIC failed bank acquisitions and 4 Resolution Trust Corporation failed thrift acquisitions.

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

In 2010, we expanded outside the borders of Arkansas by acquiring two failed institutions through FDIC-assisted transactions. The first was a $100 million failed bank located in Springfield, Missouri, and the second was a $400 million failed thrift located in Olathe, Kansas. On both transactions, we entered into a loss share agreement with the FDIC, which provided significant protection of 80% of covered assets.

In 2012, we acquired two additional failed institutions through FDIC-assisted transactions. The first was a $300 million failed bank located in St. Louis, Missouri, and the second was a $200 million failed bank located in Sedalia, Missouri. On both transactions, we again entered into a loss share agreement with the FDIC that provided 80% protection of a significant portion of the assets.

In 2013, we completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”) from Rogers Bancshares, Inc. (“RBI”). The purchase was completed through an auction of the MNB stock by the U. S. Bankruptcy Court as a part of the Chapter 11 proceeding of RBI. MNB, which was headquartered in Little Rock, Arkansas, served central and northwest Arkansas and had total assets of $950 million. Upon completion of the acquisition, MNB and our Rogers, Arkansas chartered bank, Simmons First Bank of Northwest Arkansas were merged into Simmons Bank. As an in market acquisition, MNB had significant branch overlap with our existing branch footprint. We completed the systems conversion for MNB on March 21, 2014 and simultaneously closed 27 branch locations that had overlapping footprints with other locations.

On August 31, 2014, we completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), including its wholly-owned bank subsidiary, Delta Trust & Bank. Also headquartered in Little Rock, Delta Trust had total assets of $420 million. The acquisition further expanded Simmons Bank's presence in south, central and northwest Arkansas and allowed us the opportunity to provide services that had not previously been offered with the addition of Delta Trust's insurance agency and securities brokerage service. We merged Delta Trust & Bank into Simmons Bank and completed the systems conversion on October 24, 2014. At that time, we also closed 4 branch locations with overlapping footprints.

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

On February 27, 2015, we completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), including its wholly-owned bank subsidiary Liberty Bank. Liberty was headquartered in Springfield, Missouri, served southwest Missouri and had total assets of $1.1 billion. The acquisition further enhanced Simmons Bank's presence not only in southwest Missouri but also in the St. Louis and Kansas City metropolitan areas. The acquisition also allowed us the opportunity to provide services that had not previously been offered in these areas such as trust and securities brokerage services. In addition, Liberty’s expertise in Small Business lending enhanced our commercial offerings throughout our geographies. We merged Liberty Bank into Simmons Bank and completed the systems conversion April 24, 2015.

Also on February 27, 2015, we completed the acquisition of Community First Bancshares, Inc. (“Community First”), including its wholly-owned bank subsidiary First State Bank. Community First was headquartered in Union City, Tennessee, served customers through Tennessee and had total assets of $1.9 billion. The acquisition expanded our footprint into Tennessee and allowed us the opportunity to provide additional services to customers in this area and expand our community banking strategy. In addition, Community First’s expertise in Small Business and consumer lending benefited our customers across each region. We merged First State Bank into Simmons Bank and completed the systems conversion September 4, 2015.

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

On October 29, 2015, we completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks. Headquartered in Springfield, Missouri, Ozark Trust had over $1 billion in assets under management and provided a wide range of financial services for its clients including investment management, trust services, IRA rollover or transfers, successor trustee services, personal representatives and custodial services. As our first acquisition of a fee-only financial firm, Ozark Trust provided a new wealth management capability that can be leveraged across the Company’s entire geographic footprint.

On September 9, 2016, we completed the acquisition of Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. Citizens had total assets of $585.2 million and strengthened our position in east Tennessee by nine branches. The acquisition expanded our footprint in east Tennessee and allowed us the opportunity to provide additional services to customers in this area and expand our community banking strategy. We merged Citizens into Simmons Bank and completed the systems conversion on October 21, 2016.

In late 2016 and early 2017, we announced that the Company has entered into definitive merger agreements with Hardeman County Investment Company, Inc. of Jackson, Tennessee; Southwest Bancorp, Inc. of Stillwater, Oklahoma; and First Texas, BHC, Inc. of Fort Worth, Texas. These transactions are expected to close during 2017 and will add approximately $4.9 billion in assets. In addition, these acquisitions will expand our operations into Colorado, Oklahoma and Texas while strengthening our franchise in Kansas. See further discussion in the “Subsequent Events” section of Note 1, in the Notes to Consolidated Financial Statements.

Acquisition Strategy

Merger and Acquisition activities are an important part of the Company’s growth strategy. We intend to focus our near-term acquisition strategy on traditional acquisitions. We continue to believe that the current economic conditions combined with more restrictive bank regulatory environment will cause many financial institutions to seek merger partners in the near-to-intermediate future. We also believe our community banking philosophy, access to capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our target areas for acquisitions will continue to be banks operating in growth markets within the existing footprint of Arkansas, Kansas, Missouri and Tennessee markets, as well as banks operating in identified expansion markets including Colorado, Oklahoma, Texas and other areas. In addition, we will pursue opportunities with financial service companies with specialty lines of business and branch acquisitions within the existing markets as and when they arise.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates those transactions. The senior management teams of both our parent company and bank have had extensive experience during the past twenty-seven years in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks.

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

Strategic reasons with respect to negotiated community bank acquisitions include:

•	Potentially retaining the target institution’s senior management and providing them with an appealing level of autonomy post-integration. We intend to continue to pursue negotiated community bank acquisitions, and we believe that our history with respect to such acquisitions has positioned us as an acquirer of choice for community banks.
•	We encourage acquired community banks, their boards and associates to maintain their community involvement, while empowering the banks to offer a broader array of financial products and services. We believe this approach leads to enhanced profitability after the acquisition.
•	Taking advantage of future opportunities that can be exploited when the two companies are combined. Companies need to position themselves to take advantage of emerging trends in the marketplace.
•	One company may have a major weakness (such as poor distribution or service delivery) whereas the other company has some significant strength. By combining the two companies, each company fills in strategic gaps that are essential for long-term survival.
•	Acquiring human resources and intellectual capital can help improve innovative thinking and development within the Company.
•	Acquiring a regional or multi-state bank can provide the Company with access to emerging/established markets and/or increased products and services.

Loan Risk Assessment

As part of our ongoing risk assessment and analysis, the Company utilizes credit policies and procedures, internal credit expertise and several internal layers of review. The internal layers of ongoing review include Regional Chairmen, Regional Senior Credit Officers, the Chief Credit Officer, a Senior Internal Loan Committee and a Director’s Credit Committee. Additionally, the Company has an Asset Quality Review Committee of management that meets quarterly to review the adequacy of the allowance for loan losses. The Committee reviews the status of past due, non-performing and other impaired loans, reserve ratios, and additional performance indicators for Simmons Bank. The appropriateness of the allowance for loan losses is determined based upon the aforementioned performance factors, and provision adjustments are made accordingly.

The Board of Directors reviews the adequacy of its allowance for loan losses on a periodic basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions. Our loan review department monitors loan information monthly. In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs a detailed review of each region’s loan files on a semi-annual basis. Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

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

Principal Offices and Available Information

Our principal executive offices are located at 501 Main Street, Pine Bluff, Arkansas 71601, and our telephone number is (870) 541-1000.  We also have corporate offices in Little Rock, Arkansas.  We maintain a website at http://www.simmonsbank.com.  On this website under the section “Investor Relations”, we make our filings with the Securities and Exchange Commission available free of charge, along with other Company news and announcements.

Employees

As of December 31, 2016, the Company and its subsidiaries had approximately 1,875 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

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

Following the regulatory realignment, the Simmons First National Bank remained a national bank regulated by the OCC while the other affiliate banks became state member banks with the Arkansas State Bank Department as their primary regulator and the Federal Reserve as their federal regulator. Because of the overlap in footprint, during the fourth quarter of 2013 we merged Simmons First Bank of Northwest Arkansas into Simmons First National Bank in conjunction with our acquisition of Metropolitan, reducing the number of affiliate state member banks to six. During 2014 we consolidated six of our smaller subsidiary banks into Simmons First National Bank. After the subsidiary banks were merged into the Simmons Bank, the OCC remained Simmons Bank’s primary regulator.

In January 2016 the board of directors for the Bank approved a recommendation to convert from a national bank charter to a state bank charter. Effective April 1, 2016, the Bank converted from a national banking association to an Arkansas state-chartered bank. The Bank’s name changed to Simmons Bank. Simmons Bank is a member of the Federal Reserve System through the Federal Reserve Bank of St. Louis. The charter conversion was a strategic undertaking that we believe will enhance our operations in the long term.

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

FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and other federal banking statutes, requiring federal banking agencies to establish capital measures and classifications.  Pursuant to the regulations issued under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required for each relevant capital measure; adequately capitalized if it meets each such measure; undercapitalized if it fails to meet any such measure; significantly undercapitalized if it is significantly below any such measure; and critically undercapitalized if it fails to meet any critical capital level set forth in regulations.  The federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC.  At its most recent Federal Reserve examination, the Company’s subsidiary bank, Simmons Bank, was determined to be well capitalized under these regulations.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect how community banks, thrifts, and small bank and thrift holding companies are regulated.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which have an impact on our operating environment, including among other things, our regulatory compliance costs.

FDIC Deposit Insurance and Assessments

Our customer deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF) up to $250,000 per separately insured depositor.

The Dodd-Frank Act changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions.  The Dodd-Frank Act directed the FDIC to amend its assessment regulations so that assessments are generally based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits.

The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. When our bank subsidiary exceeds $10 billion in total assets, then it will become subject to the assessment rates assigned to larger banks which may result in higher deposit insurance premiums. The FDIC adopted a final rule on February 7, 2011 that implemented these provisions of the Dodd-Frank Act.

On April 26, 2016, the FDIC approved a final rule to improve the deposit insurance assessment system for the established small insured depository institutions and the rule became effective on July 1, 2016. This final rule determines assessment rates using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The final rule eliminates risk categories, but establishes minimum and maximum assessment rates based on regulatory composite ratings.

In addition, the final rule maintains the range of initial assessment rates that apply once the Deposit Insurance Fund reaches 1.15% and as such initial deposit insurance assessment rates fall once the reserve ratio reaches that threshold. The reserve ratio reached 1.15% as of September 30, 2016.

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

Additional Impacts of Future Growth

In late 2016 and early 2017, the Company announced that it has entered into definitive agreements and plans of merger with three bank holding companies (“Announced Acquisitions”) (see “Subsequent Events,” in Note 1, of the Notes to Consolidated Financial Statements). The Announced Acquisitions are expected to close during 2017, and each of the bank holding companies’ subsidiary banks are expected to be subsequently merged into the Company’s subsidiary bank, Simmons Bank (the bank mergers, together with the Announced Acquisitions, are hereinafter referred to as the “Anticipated Transactions”). Upon the completion of the Anticipated Transactions, both the Company and Simmons Bank are expected to have assets in excess of $10 billion.

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Due to the Company’s Announced Acquisitions, Simmons Bank, when viewed together with its affiliates, expects to have assets in excess of $10 billion by December 31, 2017, and anticipates, therefore, that it will be subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank estimates that it will receive approximately $3.8 million less in debit card fees on an after-taxis basis in 2018 and $7.5 million less on an after-tax basis in 2019.

The Dodd-Frank Act also requires banks and bank holding companies with more than $10 billion in assets to conduct annual stress tests. In anticipation of becoming subject to this requirement, the Company and Simmons Bank have begun the necessary preparations, including undertaking a gap analysis, implementing enhancements to the audit and compliance departments, and investing in various information technology systems. However, the Company believes that significant, additional expenditures will be required in order to fully comply with the stress testing requirements. Based upon the expected closing dates of the Anticipated Transactions, the Company believes that the first stress test will be required to be reported in or around July 2020 for the fiscal year 2019.

Additionally, as noted above, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. After completion of the Anticipated Transactions, Simmons Bank will become subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. While the CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, its ultimate impact on the operations of Simmons Bank remains uncertain.

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

The business environment in the states where we operate could deteriorate and adversely affect the credit quality of our loans and our results of operations and financial condition. There can be no assurance that business and economic conditions will remain stable in the near term.

Financial legislative and regulatory initiatives could adversely affect the results of our operations.

In response to the financial crisis affecting the banking system and financial markets, the Dodd-Frank Act was enacted in 2010, as well as several programs that have been initiated by the U.S. Treasury, the FRB, and the FDIC. Some of the provisions of legislation and regulation that can adversely impact the Company include: the Durbin Amendment to the Dodd-Frank Act which mandates a limit to debit card interchange fees and Regulation E amendments to the EFTA regarding overdraft fees. These provisions can limit the type of products we offer, the methods by which we offer them, and the prices at which they are offered. These provisions can also increase our costs in offering these products.

The CFPB has unprecedented authority over the regulation of consumer financial products and services. The CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers. The scope and impact of the CFPB's actions cannot be fully determined at this time, which creates significant uncertainty for the Company and the financial services industry in general.

These laws, regulations, and changes can increase our costs of regulatory compliance. They also can significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The ultimate impact of the many provisions in the Dodd-Frank Act and other legislative and regulatory initiatives on the Company's business and results of operations will depend upon the continued development of regulatory interpretation and rulemaking. As a result, we are unable to predict the ultimate impact of the Dodd-Frank Act or of other future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.

Difficult market conditions have adversely affected our industry.

The financial markets have experienced significant volatility over the past several years. In some cases, the financial markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If financial market volatility worsens, or if there are more disruptions in the financial markets, including disruptions to the United States or international banking systems, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.28% of our average outstanding credit card balances for the years ended December 31, 2016 and 2015. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

A breach, including cyber-attacks, in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure for us.

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

Although we and our third party service providers devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite our efforts and those of our third party service providers to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our mobile payments and other internet based product offerings and expand our internal usage of web-based products and applications. If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

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

The principal offices of the Company and of Simmons Bank consist of an eleven-story office building and adjacent office space located in the central business district of the city of Pine Bluff, Arkansas.  We have additional corporate offices located in Little Rock, Arkansas.

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Kansas, Missouri and Tennessee.  The Company and Simmons Bank conduct financial operations from 150 financial centers located in communities throughout Arkansas, Kansas, Missouri and Tennessee.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2016 and 2015.  Also set forth below are dividends declared per share in each of these periods:

	Price Per Common Share		Quarterly Dividends Per Common
	High	Low	Share
2016
1st quarter	$51.45	$38.30	$0.24
2nd quarter	48.29	42.02	0.24
3rd quarter	50.45	44.26	0.24
4th quarter	67.00	45.90	0.24

2015
1st quarter	$46.38	$35.72	$0.23
2nd quarter	48.36	42.41	0.23
3rd quarter	48.88	41.58	0.23
4th quarter	58.75	45.50	0.23

On February 3, 2017, the closing price for our common stock as reported on the NASDAQ was $60.65.  As of February 3, 2017, there were 1,637 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary bank, which is subject to restrictions tied to such institution’s earnings. Under applicable banking laws, the declaration of dividends by Simmons Bank in any year in an amount equal to or greater than 75% of its net profits, after all taxes for that year plus 75% of the retained net profits for the immediately preceding year must be approved by the Arkansas State Bank Department. At December 31, 2016, approximately $3.6 million was available for the payment of dividends by Simmons Bank without regulatory approval.  For further discussion of restrictions on the payment of dividends, see "Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management," and Note 20, Stockholders’ Equity, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made no purchases of its common stock during the three months ended or years ended December 31, 2016 and 2015. Under the current stock repurchase plan, we can repurchase an additional 154,136 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL U.S. Bank & Thrift Index, which the Company intends to use as a replacement for the NASDAQ Bank Stock Index (also shown below) due to the data required for this index no longer being available beyond this year.  The graph assumes an investment of $100 on December 31, 2011 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Simmons First National Corporation	100.00	96.38	145.53	162.78	209.77	258.72
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL U.S. Bank & Thrift	100.00	134.28	183.86	205.25	209.39	264.35
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

Management believes that certain non-GAAP measures, including diluted core earnings per share, tangible book value, the ratio of tangible common equity to tangible assets, tangible stockholders’ equity and return on average tangible equity, may be useful to analysts and investors in evaluating the performance of our Company.  We have included certain of these non-GAAP measures, including cautionary remarks regarding the usefulness of these analytical tools, in this table.  The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. See the “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion of non-GAAP measures.

	Years Ended December 31
(In thousands, except per share & other data)	2016	2015	2014	2013	2012

Income statement data:
Net interest income	$279,206	$278,595	$171,064	$130,850	$113,517
Provision for loan losses	20,065	9,022	7,245	4,118	4,140
Net interest income after provision for loan losses	259,141	269,573	163,819	126,732	109,377
Non-interest income	139,382	94,661	62,192	40,616	48,371
Non-interest expense	255,085	256,970	175,721	134,812	117,733
Income before taxes	143,438	107,264	50,290	32,536	40,015
Provision for income taxes	46,624	32,900	14,602	9,305	12,331
Net income	96,814	74,364	35,688	23,231	27,684
Preferred stock dividends	24	257	--	--	--
Net income available to common shareholders	$96,790	$74,107	$35,688	$23,231	$27,684

Per share data:
Basic earnings	3.16	2.64	2.11	1.42	1.64
Diluted earnings	3.13	2.63	2.11	1.42	1.64
Diluted core earnings (non-GAAP) (1)	3.28	3.18	2.29	1.69	1.59
Book value	36.80	34.55	27.38	24.89	24.55
Tangible book value (non-GAAP) (2)	23.97	21.97	20.15	19.13	20.66
Dividends	0.96	0.92	0.88	0.84	0.80
Basic average common shares outstanding	30,645,648	28,083,796	16,878,766	16,339,335	16,908,904
Diluted average common shares outstanding	30,963,546	28,209,661	16,922,026	16,352,167	16,911,363

Balance sheet data at period end:
Assets	8,400,056	7,559,658	4,643,354	4,383,100	3,527,489
Investment securities	1,619,450	1,526,780	1,082,870	957,965	687,483
Total loans	5,632,890	4,919,355	2,736,634	2,404,935	1,922,119
Allowance for loan losses (excluding acquired loans) (3)	36,286	31,351	29,028	27,442	27,882
Goodwill and other intangible assets	401,464	380,923	130,621	93,501	64,365
Non-interest bearing deposits	1,491,676	1,280,234	889,260	718,438	576,655
Deposits	6,735,219	6,086,096	3,860,718	3,697,567	2,874,163
Other borrowings	273,159	162,289	114,682	117,090	89,441
Subordinated debt and trust preferred	60,397	60,570	20,620	20,620	20,620
Stockholders’ equity	1,151,111	1,076,855	494,319	403,832	406,062
Tangible stockholders’ equity (non-GAAP) (2)	749,647	665,080	363,698	310,331	341,697

Capital ratios at period end:
Common stockholders’ equity to total assets	13.70%	13.84%	10.65%	9.21%	11.51%
Tangible common equity to tangible assets (non-GAAP) (4)	9.37%	9.26%	8.06%	7.24%	9.87%
Tier 1 leverage ratio	10.95%	11.20%	8.77%	9.22%	10.81%
Common equity Tier 1 risk-based ratio	13.45%	14.21%	n/a	n/a	n/a
Tier 1 risk-based ratio	14.45%	16.02%	13.43%	13.02%	19.08%
Total risk-based capital ratio	15.12%	16.72%	14.50%	14.10%	20.34%
Dividend payout to common shareholders	30.67%	34.98%	41.71%	59.15%	48.78%

	Years Ended December 31
	2016	2015	2014	2013	2012

Annualized performance ratios:
Return on average assets	1.25%	1.03%	0.80%	0.64%	0.83%
Return on average common equity	8.75%	7.90%	8.11%	5.33%	6.77%
Return on average tangible equity (non-GAAP) (2) (5)	13.92%	12.53%	10.99%	6.36%	8.05%
Net interest margin (6)	4.19%	4.55%	4.47%	4.21%	3.93%
Efficiency ratio (7)	56.32%	59.01%	67.22%	71.20%	70.06%

Balance sheet ratios: (8)
Nonperforming assets as a percentage of period-end assets	0.79%	0.85%	1.25%	1.69%	1.29%
Nonperforming loans as a percentage of period-end loans	0.91%	0.58%	0.63%	0.53%	0.74%
Nonperforming assets as a percentage of period-end loans and OREO	1.53%	1.94%	2.76%	4.10%	2.74%
Allowance to nonperforming loans	92.09%	165.83%	223.31%	297.89%	231.62%
Allowance for loan losses as a percentage of period-end loans	0.84%	0.97%	1.41%	1.57%	1.71%
Net charge-offs (recoveries) as a percentage of average loans	0.40%	0.17%	0.30%	0.27%	0.40%

Other data
Number of financial centers	150	149	109	131	92
Number of full time equivalent employees	1,875	1,946	1,338	1,343	1,068

(1)	Diluted core earnings per share is a non-GAAP financial measure. Diluted core earnings per share excludes from net income certain non-core items and then is divided by average diluted common shares outstanding. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(2)	Because of Simmons’ significant level of intangible assets, total goodwill and core deposit premiums, management of Simmons believes a useful calculation for investors in their analysis of Simmons is tangible book value per share, which is a non-GAAP financial measure. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total common shareholders’ equity, and dividing the resulting number by the common stock outstanding at period end. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(3)	Allowance for loan losses at December 31, 2016, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2016, 2015 and 2014 was $37,240,000, $32,305,000 and $29,982,000, respectively.
(4)	Tangible common equity to tangible assets ratio is a non-GAAP financial measure. The tangible common equity to tangible assets ratio is calculated by dividing total common shareholders’ equity less goodwill and other intangible assets (resulting in tangible common equity) by total assets less goodwill and other intangible assets as and for the periods ended presented above. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(5)	Return on average tangible equity is a non-GAAP financial measure that removes the effect of goodwill and other intangible assets, as well as the amortization of intangibles, from the return on average equity. This non-GAAP financial measure is calculated as net income, adjusted for the tax-effected effect of intangibles, divided by average tangible equity which is calculated as average shareholders’ equity for the period presented less goodwill and other intangible assets. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(6)	Fully taxable equivalent (assuming an income tax rate of 39.225%).
(7)	The efficiency ratio is noninterest expense before foreclosed property expense and amortization of intangibles as a percent of net interest income (fully taxable equivalent) and noninterest revenues, excluding gains and losses from securities transactions and non-core items. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(8)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets

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

Employee Benefit Plans

We have adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 13, Employee Benefit Plans, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

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

2016 Overview

Our net income for the year ended December 31, 2016 was $96.8 million and diluted earnings per share were $3.13, compared to net income of $74.1 million and $2.63 diluted earnings per share in 2015. Net income for both 2016 and 2015 included several significant non-core items that impacted net income, mostly related to our acquisitions.  Excluding all non-core items, core earnings for the year ended December 31, 2016 was $101.4 million, or $3.28 diluted core earnings per share, compared to $89.6 million, or $3.18 diluted core earnings per share in 2015. See “GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures.

On September 9, 2016, we closed on the previously announced transaction to acquire Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. Citizens was subsequently merged into Simmons Bank on October 21, 2016 with a simultaneous systems conversion. Citizens has a rich history of providing exemplary customer service to the communities in which they have served. With the operational system conversions completed with Simmons Bank, we are able to provide customers with innovative products, exceptional customer service and convenience throughout the combined service area and across all lines of business products.

We are very pleased with the earnings results in 2016. As a result of acquisitions and efficiency initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits. Our focus continues to be improvement in core operating income.

We are also very pleased with the positive trends in our balance sheet, as reflected in our organic loan growth during the past year as well as our growth from acquisitions. During the year we also executed a rebalancing strategy of our bond portfolio of moving more of our holdings to the available for sale category.

Stockholders’ equity as of December 31, 2016 was $1.2 billion, book value per share was $36.80 and tangible book value per share was $23.97.  Our ratio of common stockholders’ equity to total assets was 13.7% and the ratio of tangible common stockholders’ equity to tangible assets was 9.4% at December 31, 2016. See “GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures. The Company’s Tier I leverage ratio of 11.0%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized”. See Table 18 – Risk-Based Capital for regulatory capital ratios.

Total loans, including loans acquired, were $5.6 billion at December 31, 2016, an increase of $714 million, or 14.5%, from the same period in 2015.  Acquired loans decreased by $367 million, net of discounts, while legacy loans (all loans excluding acquired loans) grew $1.1 billion, or 33.3%. Excluding the $274 million in loan balances that migrated from acquired loans, legacy loans grew $807 million, or 29.3%. We continue to be encouraged by the growth in our legacy loan portfolio throughout 2016. We have had very good legacy loan growth again this year, particularly from our targeted growth markets. Due to our increased size and scale we are benefiting from access to new lending opportunities as the Simmons Bank name becomes more familiar in these growth markets as well as in our historical legacy markets.

We continue to have good asset quality. At December 31, 2016, the allowance for loan losses for legacy loans was $36.3 million, with an additional $1.0 million allowance for acquired loans. The loan discount credit mark was $35.4 million, for a total of $72.7 million of coverage. This equates to a total coverage ratio of 1.3% of gross loans. The ratio of credit mark and related allowance to acquired loans was 2.7%.

The Company’s allowance for loan losses on legacy loans as a percent of total legacy loans was 0.84% at December 31, 2016.  In the legacy portfolio, non-performing loans equaled 0.91% of total loans. Non-performing assets were 0.79% of total assets.  The allowance for loan losses on legacy loans was 92% of non-performing loans.  The Company’s net charge-offs for 2016 were 0.40% of total loans.  Excluding credit cards, net charge-offs for 2016 were 0.35% of total loans.

Total assets were $8.4 billion at December 31, 2016 compared to $7.6 billion at December 31, 2015, an increase of $840 million due to strong legacy loan growth and the Citizen acquisition.

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

The FRB sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The FRB target for the Federal Funds rate, which is the cost to banks of immediately available overnight funds, had remained unchanged at 0.00% - 0.25% since December 2008 through December 16, 2015 at which time the FRB did raise the target to 0.25% to 0.5%.  The FRB again raised this target rate to 0.5% to 0.75% on December 14, 2016. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, had also remained unchanged at 3.25% from December 2008 to December 17, 2015 when the rate increased to 3.5%. On December 15, 2016 the prime interest rate increased to 3.75%.

Our practice is to limit exposure to interest rate movements by maintaining an appropriate portion of earning assets and interest bearing liabilities in shorter-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Through acquisitions our acquired loans tended to have more duration. In addition, due to market pressures the duration of our legacy loan portfolio has also extended over the past several years. Our current interest rate sensitivity shows that approximately 36% of our loans and 72% of our time deposits will reprice in the next year.

For the year ended December 31, 2016, net interest income on a fully taxable equivalent basis was $286.9 million, a decrease of $185,000 from the same period in 2015. The decrease in net interest income was the result of a $739,000 decrease in interest income and a $554,000 decrease in interest expense.

The decrease in interest income primarily resulted from a $2.6 million decrease in interest income on loans, consisting of legacy loans and acquired loans, partially offset by a $2.0 increase in interest income on investment securities. The increase in loan volume during 2016 generated $37.9 million of additional interest income, while an 85 basis point decline in yield resulted in a $40.5 million decrease in interest income. The increase from loan volume was primarily due to our legacy loan growth of $1.1 billion, or 33.3%, during 2016. $1.4 million of the increase in interest income on investment securities was due to volume increases while $643,000 was a result of an increase in yield on the security portfolio.

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

Our net interest margin was 4.19% for the year ended December 31, 2016, down 36 basis points from 2015. The most significant factor in the decreasing margin during the year is the impact of the lower accretable yield adjustments on acquired loans, previously discussed. Normalized for all accretion, our core net interest margin at December 31, 2016 and 2015 was 3.83% and 3.82%, respectively. Our margin has been weakened from the impact of the accretable yield adjustments discussed above. The normalized core net interest margin increase of 1 basis point is indicative of our efforts to maintain a strong net interest margin in the face of strong market pressure to lower loan rates.

Our net interest margin was 4.55% and 4.47% for the years ended December 31, 2015 and 2014, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2016, 2015 and 2014, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2016 versus 2015 and 2015 versus 2014.

Table 1:           Analysis of Net Interest Income

(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2016	2015	2014

Interest income	$301,005	$300,948	$185,035
FTE adjustment	7,722	8,518	6,840

Interest income - FTE	308,727	309,466	191,875
Interest expense	21,799	22,353	13,971

Net interest income - FTE	$286,928	$287,113	$177,904

Yield on earning assets - FTE	4.50%	4.91%	4.83%
Cost of interest bearing liabilities	0.41%	0.45%	0.44%
Net interest spread - FTE	4.09%	4.46%	4.39%
Net interest margin - FTE	4.19%	4.55%	4.47%

Table 2:           Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2016 vs. 2015	2015 vs. 2014

Increase due to change in earning assets	$38,845	$126,611
Decrease due to change in earning asset yields	(39,584)	(9,020)
Increase (Decrease) due to change in interest rates paid on interest bearing liabilities	1,168	(746)
Decrease due to change in interest bearing liabilities	(614)	(7,636)

(Decrease) increase in net interest income	$(185)	$109,209

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2016.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:           Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2016			2015			2014
(In thousands)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)	Average Balance	Income/ Expense	Yield/ Rate (%)

ASSETS

Earning assets:
Interest bearing balances due from banks	$195,928	$699	0.36	$298,544	$773	0.26	$388,045	$857	0.22
Federal funds sold	4,055	57	1.41	38,446	126	0.33	3,663	27	0.74
Investment securities - taxable	1,107,718	21,706	1.96	1,128,035	17,291	1.53	735,637	8,624	1.17
Investment securities - non-taxable	405,871	19,337	4.76	375,390	21,756	5.80	328,310	17,541	5.34
Mortgage loans held for sale	27,506	1,102	4.01	24,996	1,051	4.20	16,038	695	4.33
Assets held in trading accounts	4,752	16	0.34	6,481	18	0.28	6,938	17	0.25
Loans	5,109,492	265,810	5.20	4,434,074	268,451	6.05	2,497,272	164,114	6.57
Total interest earning assets	6,855,322	308,727	4.50	6,305,966	309,466	4.91	3,975,903	191,875	4.83
Non-earning assets	904,911			858,822			502,198

Total assets	$7,760,233			$7,164,788			$4,478,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$3,637,907	$8,050	0.22	$3,304,654	$7,794	0.24	$1,886,217	$3,057	0.16
Time deposits	1,263,317	7,167	0.57	1,344,762	7,454	0.55	1,040,979	6,022	0.58
Total interest bearing deposits	4,901,224	15,217	0.31	4,649,416	15,248	0.33	2,927,196	9,079	0.31

Federal funds purchased and securities sold under agreements to repurchase	112,030	273	0.24	113,881	236	0.21	110,644	269	0.24
Other borrowings	188,085	4,148	2.21	182,007	5,097	2.80	118,256	3,986	3.37
Subordinated debentures	60,206	2,161	3.59	55,554	1,772	3.19	20,620	637	3.09
Total interest bearing liabilities	5,261,545	21,799	0.41	5,000,858	22,353	0.45	3,176,716	13,971	0.44

Non-interest bearing liabilities:
Non-interest bearing deposits	1,333,965			1,133,951			820,490
Other liabilities	56,575			65,568			40,727
Total liabilities	6,652,085			6,200,377			4,037,933
Stockholders’ equity	1,108,148			964,411			440,168
Total liabilities and stockholders’ equity	$7,760,233			$7,164,788			$4,478,101
Net interest spread			4.09			4.46			4.39
Net interest margin		$286,928	4.19		$287,113	4.55		$177,904	4.47

Table 4:           Volume/Rate Analysis

	Years Ended December 31
	2016 over 2015			2015 over 2014
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks	$(314)	$240	$(74)	$(217)	$133	$(84)
Federal funds sold	(192)	123	(69)	122	(23)	99
Investment securities - taxable	(316)	4,731	4,415	5,498	3,169	8,667
Investment securities - non-taxable	1,669	(4,088)	(2,419)	2,649	1,566	4,215
Mortgage loans held for sale	103	(52)	51	377	(21)	356
Assets held in trading accounts	(6)	4	(2)	(1)	2	1
Loans	37,901	(40,542)	(2,641)	118,183	(13,846)	104,337
Total	38,845	(39,584)	(739)	126,611	(9,020)	117,591

Interest expense
Interest bearing transaction and savings accounts	756	(500)	256	2,951	1,786	4,737
Time deposits	(459)	172	(287)	1,692	(260)	1,432
Federal funds purchased and securities sold under agreements to repurchase	(4)	41	37	8	(41)	(33)
Other borrowings	165	(1,114)	(949)	1,872	(761)	1,111
Subordinated debentures	156	233	389	1,113	22	1,135
Total	614	(1,168)	(554)	7,636	746	8,382
Increase (decrease) in net interest income	$38,231	$(38,416)	$(185)	$118,975	$(9,766)	$109,209

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

The provision for loan losses for 2016, 2015 and 2014, was $20.1 million, $9.0 million and $7.2 million, respectively. The increase in the provision level was primarily due to our organic legacy loan growth rate, as well as to the migration of acquired loans previously protected by a credit mark, with no allowance, into our legacy portfolio. Significant loan growth in our Missouri and Tennessee markets, both from new loans and from acquired loans migrating to legacy, required an allowance to be established for those loans through a provision.

Our provision expense for the year ended December 31, 2016 included replenishment of a $5.4 million single charge-off related to a nonaccrual loan acquired from Metropolitan National Bank. The loan was charged down to the appraised liquidation value of the collateral and the charged-off amount was added back to the allowance for loan losses during the year, resulting in the increase in provision. The provision expense for the year also included replenishment of a $2 million charge-off related to potential customer fraud on an agricultural loan, which carried a pass rating and for which recovery is unknown.

Finally, a $626,000 provision was recorded during the year ended December 31, 2016 as a result of a shortage in our credit mark on certain purchased credit impaired loans. See Allowance for Loan Losses section for additional information.

Non-Interest Income

Total non-interest income was $139.4 million in 2016, compared to $94.7 million in 2015 and $62.2 million in 2014. Non-interest income for 2016 increased $44.7 million, or 47.2%, from 2015.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees.  Non-interest income also includes income on the sale of mortgage loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities. We have increased income from these areas as a result of the larger scale of our organization from the acquisitions over the past several years.

There was a $14.8 million increase in non-interest income from the year ended December 31, 2016 to the same period of 2015 due to the elimination of the amortization of the indemnification asset expected to be collected from the FDIC covered loan portfolios as a result of the early termination of the loss share agreements in September 2015.  Excluding the indemnification asset amortization adjustments, non-interest income increased $29.9 million, or 31.6%.

The increase in non-interest income was partially due to gains recorded on the sale of securities that totaled $5.8 million as part of our bond portfolio rebalancing strategy. We are actively looking to reduce the number of issuances we hold in our portfolio and monitoring the market conditions for opportunities to sell securities and replace with comparable yields while only marginally extending the duration of the portfolio.

A gain of $2.1 million was recorded on the sale of the banking operations located in Salina, Kansas consisting of three branches that occurred in August 2015. Included in the sale were $5.3 million in loans and $77.8 million in deposits.

During 2016 and 2015 we recorded net gain of $241,000 and $153,000, respectively, on the sale of several branch locations as part of our ongoing branch right sizing strategy. During 2014 we recognized pre-tax net gains of $7.8 million from the sale of several branch locations. These branches were closed in March 2014 as part of our initial branch right sizing strategy related to the November 2013 acquisition of Metropolitan. We actively market our former branch facilities in an effort to dispose of these non-earning assets.

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

Table 5 shows non-interest income for the years ended December 31, 2016, 2015 and 2014, respectively, as well as changes in 2016 from 2015 and in 2015 from 2014.

Table 5:           Non-Interest Income

				2016		2015
	Years Ended December 31			Change from		Change from
(In thousands)	2016	2015	2014	2015		2014

Trust income	$15,442	$9,261	$7,111	$6,181	66.74%	$2,150	30.23%
Service charges on deposit accounts	32,414	30,985	25,650	1,429	4.61	5,335	20.80
Other service charges and fees	6,913	8,756	3,574	(1,843)	-21.05	5,182	144.99
Mortgage lending income	22,442	11,452	5,342	10,990	95.97	6,110	114.38
Investment banking income	3,471	2,590	1,070	881	34.02	1,520	142.06
Debit and credit card fees	30,740	26,660	22,866	4,080	15.30	3,794	16.59
Bank owned life insurance income	3,324	2,680	1,843	644	24.03	837	45.42
Gain on sale of securities, net	5,848	307	8	5,541	1,804.89	299	3,737.50
Gain on sale of banking operations	--	2,110	--	(2,110)	-100.00	2,110	100.00
Net (loss) on assets covered by FDIC loss share agreements	--	(14,812)	(20,316)	14,812	-100.00	5,504	-27.09
Net gain on sale of premises held for sale	241	153	7,780	88	57.52	(7,627)	-98.03
Other income	18,547	14,519	7,264	4,028	27.74	7,255	99.88
Total non-interest income	$139,382	$94,661	$62,192	$44,721	47.24%	$32,469	52.21%

Recurring fee income (service charges, trust fees, debit and credit card fees and other fees) for 2016 was $85.5 million, an increase of $9.8 million, or 13.0%, when compared with the 2015 amounts. Service charges on deposits accounts increased $1.4 million, or 4.6%. The majority of these increases were due to the additions of accounts from the recent acquired franchises. Debit and credit card fees increased $4.1 million, or 15.3%, due to higher transaction volume driven by the acquisitions.

Trust income increased by $6.2 million, or 66.7%, due primarily to the Ozarks Trust acquisition during the fourth quarter of 2015 and supported by growth in our existing personal trust and investor management client base.

Recurring fee income for 2015 was $75.7 million, an increase of $16.5 million, or 27.8%, when compared with the 2014 amounts. Service charges on deposits accounts increased $5.3 million, or 20.8% due primarily to the additions of accounts from the Delta Trust, Community First and Liberty acquisitions. Debit and credit card fees increased $3.8 million due primarily to a higher volume of debit and credit card transactions driven by the acquisitions.

The increase in non-interest income was also due to mortgage lending income that totaled $22.4 million for the year ended December 31, 2016, an increase of $11.0 million, or 96.0%, from 2015. This strong increase was driven by additional lenders and by the continued low home loan interest rate environment and an increasingly active real estate market throughout 2016. Mortgage lending income increased by $6.1 million, or 114.4%, in 2015 compared to 2014, primarily related to the increased market areas and additional lenders and customers as a result of the Delta Trust, Community First and Liberty acquisitions.

Investment banking income increased by $881,000, or 34.0%, in 2016 compared to 2015 due to growth related to expanding this service line in to new areas across our footprint. Investment banking income increased by $1.5 million, or 142.1%, in 2015 compared to 2014 due primarily to the addition of the retail investment banking operations of Delta Trust.

Net loss on assets covered by FDIC loss share agreements in 2015 included the $7.5 million expense related to the termination of the loss share agreements. This expense was partially offset by a $2.1 million decrease in the indemnification asset. With the September 2015 termination of the loss-sharing agreements the amortization of the indemnification asset was eliminated.

Other non-interest income for 2016 increased by $4.0 million from 2015. The increase was primarily due to increased gains on sale of foreclosed assets and recoveries on loans that were charged off prior to acquisition. The remaining increases were the result of the increased income as a result of the recent acquisitions. Other non-interest income for 2015 increased by $7.3 million from 2014, primarily due to increased gains on sale of foreclosed assets and recoveries on loans that were charged off prior to acquisition. The remaining increases were the result of the increased income as a result of the Community First and Liberty transactions.

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

Non-interest expense for 2016 was $255.1 million, a decrease of $1.9 million or 0.7%, from 2015. This decrease includes approximately $4.8 million of merger related costs during 2016 for our acquisitions of Citizens and the announced mergers that are not yet closed. Also included in non-interest expense are merger related costs of $13.8 million in 2015, primarily attributed to the acquisitions of Community First, Liberty and Ozark Trust.

We recorded $3.6 million in branch rightsizing costs during 2016, primarily associated with the closure and maintenance of ten underperforming branches as part of our branch right sizing initiative. Due to the close proximity of the closed branches with other Simmons Bank branches, customers will not be negatively impacted by the closings. For the same period in 2015, we had expenses of $3.3 million associated with the closure and maintenance of twelve branches. We continue to monitor branch operations and profitability as well as changing customer habits. In 2015 we also incurred $2.2 million of costs related to early termination agreements which were cash payments and equity expense recorded for several senior management employees for their early retirement. Cash payments of $1.7 million were made due to early retirement agreements negotiated with the employees and an additional $534,000 of expense was recorded due to accelerated vesting of previously awarded equity incentives as part of these early retirement agreements.

Normalizing for the non-core merger related costs, branch right sizing expenses and early termination agreements, non-interest expense increased $8.9 million, or 3.8%, in 2016 from 2015, primarily due to the incremental operating expenses of the acquired franchises. See the Reconciliation of Non-GAAP Measures section for details of the non-core items.

Non-interest expense for 2015 was $257.0 million, an increase of $81.2 million, or 46.2%, from 2014. This increase includes approximately $13.8 million of merger related costs during 2015 for our acquisitions of Community First, Liberty and Ozark Trust and $3.3 million in branch rightsizing costs. Non-interest expense for 2014 was $175.7 million and includes approximately $7.5 million of merger related costs during 2014 for our acquisition of Delta Trust and costs that carried over into 2014 from our 2013 acquisition of Metropolitan. During 2014 we completed our charter consolidation and incurred $0.6 million of charter consolidation costs related to systems conversions. We also closed 27 branches as part of our branch right sizing strategy and incurred $4.7 million in right sizing costs. Normalizing for the non-core merger related costs, branch right sizing expenses and charter consolidation costs, non-interest expense increased $75.9 million, or 46.6% in 2015 from 2014, primarily due to the incremental operating expenses of the acquired locations. See the Reconciliation of Non-GAAP Measures section for details of the nonrecurring items.

Salaries and employee benefits decreased to $133.5 million in 2016 from $138.2 million in 2015, a decrease of $4.8 million, or 3.5%, as we recognized the benefits from our ongoing efficiency initiatives and cost saves related to the integration of our 2015 acquisitions. Occupancy expense increased to $18.7 million in 2016 from $16.9 million in 2015, an increase of $1.8 million, or 10.7%. Furniture and fixture expense increased to $16.7 million in 2016 from $14.4 million in 2015, an increase of $2.3 million, or 16.2%. These incremental increases, along with the increases in several other operating expense categories, were a result of the Citizens acquisition in 2016 and 2015 acquisitions.

Deposit insurance expense during 2016 decreased to $3.5 million from $4.2 million in 2015, a decrease of $0.7 million, or 17.4%. Deposit insurance expense during 2015 increased to $4.2 million from $3.4 million in 2014, an increase of $0.8 million, or 25.2%. The 2016 decrease is due to the decrease in the insurance rate due to the FDIC reserve ratio reaching the 1.15% threshold while the 2015 increase was directly attributable to our growth in total assets.

Amortization of intangibles recorded for the years ended December 31, 2016, 2015 and 2014, was $5.9 million, $4.9 million and $2.0 million, respectively. The current year increase is the result of core deposit intangible and other intangible assets recorded as the result of the Citizen acquisition and a full year of amortization expense related to the intangibles from the 2015 acquisitions. The Company’s estimated amortization expense for each of the following five years is: 2017 – $6.202 million; 2018 – $6.099 million; 2019 – $5.789 million; 2020 – $5.777 million; and 2021 – $5.715 million. The estimated amortization expense decreases as intangible assets fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2016, 2015 and 2014, respectively, as well as changes in 2016 from 2015 and in 2015 from 2014.

Table 6:           Non-Interest Expense

				2016		2015
	Years Ended December 31			Change from		Change from
(In thousands)	2016	2015	2014	2015		2014

Salaries and employee benefits	$133,457	$138,243	$89,210	$(4,786)	-3.46%	$49,033	54.96%
Occupancy expense, net	18,667	16,858	12,833	1,809	10.73	4,025	31.36
Furniture and equipment expense	16,683	14,352	9,325	2,331	16.24	5,027	53.91
Other real estate and foreclosure expense	4,461	4,861	4,507	(400)	-8.23	354	7.85
Deposit insurance	3,469	4,201	3,354	(732)	-17.42	847	25.25
Merger related costs	4,835	13,760	7,470	(8,925)	-64.86	6,290	84.20
Other operating expenses
Professional services	14,630	9,583	7,516	5,047	52.67	2,067	27.50
Postage	4,599	4,219	3,383	380	9.01	836	24.71
Telephone	4,294	4,817	2,957	(523)	-10.86	1,860	62.90
Credit card expenses	11,328	9,157	8,699	2,171	23.71	458	5.26
Operating supplies	1,824	2,395	1,964	(571)	-23.84	431	21.95
Amortization of intangibles	5,945	4,889	1,979	1,056	21.60	2,910	147.04
Branch right sizing expense	3,600	3,297	4,721	303	9.19	(1,424)	-30.16
Other expense	27,293	26,338	17,803	955	3.63	8,535	47.94
Total non-interest expense	$255,085	$256,970	$175,721	$(1,885)	-0.73%	$81,249	46.24%

Income Taxes

The provision for income taxes for 2016 was $46.6 million, compared to $32.9 million in 2015 and $14.6 million in 2014. The effective income tax rates for the years ended 2016, 2015 and 2014 were 32.5%, 30.7% and 29.0%, respectively.

Loan Portfolio

Our legacy loan portfolio, excluding loans acquired, averaged $3.649 billion during 2016 and $2.518 billion during 2015. As of December 31, 2016, total loans, excluding loans acquired, were $4.327 billion, compared to $3.246 billion on December 31, 2015, an increase of $1.081 billion, or 33.3%. This marks the fifth consecutive year that we have seen annual growth in our legacy loan portfolio. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans). The growth in the legacy portfolio is primarily attributable to the larger market areas in which we now operate as a result of our acquisitions. In addition, we have actively recruited and hired new lenders in our growth markets in an effort to continue growing our loan portfolio.

Also contributing to our legacy loan growth are acquired loans that have migrated to legacy loans. When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2015 to December 31, 2016 included $274 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of December 31, 2016. Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 29.3% rate during 2016.

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

Consumer loans consist of credit card loans, student loans and other consumer loans. Consumer loans were $488.6 million at December 31, 2016, or 11.3% of total loans, compared to $385.7 million, or 11.9% of total loans at December 31, 2015. The increase is primarily driven by growth in our direct and indirect consumer installment loans throughout 2016.

The credit card portfolio balance at December 31, 2016, increased by $7.3 million, or 4.1%, when compared to the same period in 2015. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $3.028 billion at December 31, 2016, or 70.0% of total loans, compared to $2.205 billion, or 67.9% of total loans at December 31, 2015, an increase of $823.1 million, or 37.3%. Our construction and development (“C&D”) loans increased by $57.0 million, or 20.4%, single family residential loans increased by $208.1 million, or 29.9%, and commercial real estate (“CRE”) loans increased by $558.0 million, or 45.4%. We believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix. Our C&D loans represent 7.8% of our loan portfolio and CRE loans (excluding C&D) represent 41.3% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of non-real estate loans related to businesses and agricultural loans. Commercial loans were $789.9 million at December 31, 2016, or 18.3% of total loans, compared to the $648.7 million, or 20.0% of total loans at December 31, 2015, an increase of $141.2 million, or 21.8%.

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

Table 7 reflects the legacy loan portfolio, excluding loans acquired.

Table 7:           Loan Portfolio

	Years Ended December 31
(In thousands)	2016	2015	2014	2013	2012

Consumer
Credit cards	$184,591	$177,288	$185,380	$184,935	$185,536
Student loans	--	--	--	25,906	34,145
Other consumer	303,972	208,380	103,402	98,851	105,319
Total consumer	488,563	385,668	288,782	309,692	325,000
Real Estate
Construction	336,759	279,740	181,968	146,458	138,132
Single family residential	904,245	696,180	455,563	392,285	356,907
Other commercial	1,787,075	1,229,072	714,797	626,333	568,166
Total real estate	3,028,079	2,204,992	1,352,328	1,165,076	1,063,205
Commercial
Commercial	639,525	500,116	291,820	164,329	141,336
Agricultural	150,378	148,563	115,658	98,886	93,805
Total commercial	789,903	648,679	407,478	263,215	235,141
Other	20,662	7,115	5,133	4,655	5,167
Total loans, excluding loans acquired, before allowance for loan losses	$4,327,207	$3,246,454	$2,053,721	$1,742,638	$1,628,513

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

Table 8 reflects the carrying value of all acquired loans:

Table 8:           Loans Acquired

	Years Ended December 31
(In thousands)	2016	2015	2014	2013	2012

Consumer
Credit cards	$--	$--	$--	$8,116	$--
Other consumer	49,677	75,606	8,514	15,242	1,847
Total consumer	49,677	75,606	8,514	23,358	1,847
Real Estate
Construction	57,587	77,119	46,911	29,936	19,172
Single family residential	423,176	501,002	175,970	87,861	90,795
Other commercial	690,108	854,068	390,877	449,285	160,148
Total real estate	1,170,871	1,432,189	613,758	567,082	270,115
Commercial
Commercial	81,837	154,533	56,134	71,857	18,950
Agricultural	3,298	10,573	4,507	--	2,694
Total commercial	85,135	165,106	60,641	71,857	21,644
Total loans acquired (1)	$1,305,683	$1,672,901	$682,913	$662,297	$293,606

_______________________________________

(1)	Loans acquired are reported net of a $954,000 allowance at December 31, 2016, 2015 and 2014.

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

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in 2015 and 2016. During 2016, we recorded $626,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2016. During 2015, we recorded $736,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2015. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

Table 9 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2016.

Table 9:             Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$341,723	$185,807	$10,710	$538,240
Real estate	924,588	2,270,963	1,003,399	4,198,950
Commercial	481,409	336,842	56,787	875,038
Other	1,022	14,686	4,954	20,662

Total	$1,748,742	$2,808,298	$1,075,850	$5,632,890

Predetermined rate	$1,166,781	$2,343,758	$688,162	$4,198,701
Floating rate	581,961	464,540	387,688	1,434,189

Total	$1,748,742	$2,808,298	$1,075,850	$5,632,890

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

Total non-performing assets, excluding all loans acquired, increased by $2.8 million from December 31, 2015, to December 31, 2016. Total non-performing loans increased by $20.5 million from December 31, 2015 to December 31, 2016, while foreclosed assets held for sale decreased by $17.9 million as we were able to rid ourselves of several significant non-performing assets through liquidation during 2016. Nonaccrual loans increased by $21.4 million during 2016, primarily CRE loans. The increase in the non-performing loans is primarily the result of a single credit totaling $7.1 million and other migrated assets that have deteriorated since acquisition. We believe we are adequately reserved for the potential exposures related to these credits. The majority of these balances were related to acquired loans that have migrated, residential loans that have entered loss mitigation, and certain balances remaining outstanding which were related to potential fraudulent activity on an agricultural loan relationship discussed above.

During 2016, $652,000 of previously closed branch buildings and land was reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties. Under ASC Topic 360, there is a one year maximum holding period to classify premises as held for sale. We remain aggressive in the identification, quantification and resolution of problem loans and assets.

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

Total non-performing loans increased by $5.9 million from December 31, 2014 to December 31, 2015.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, decreased by $16.2 million from December 31, 2013, to December 31, 2014.  Total non-performing loans increased by $3.8 million from December 31, 2013 to December 31, 2014, while foreclosed assets held for sale, excluding all acquired foreclosed assets, decreased by $19.9 million during the period.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance increased to $14.2 million at December 31, 2016, compared to $5.6 million at December 31, 2015. The majority of our TDRs remain in the CRE portfolio with the largest increase comprised of two relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total legacy loans was 0.84% as of December 31, 2016.  Non-performing loans equaled 0.91% of total loans.  Non-performing assets were 0.79% of total assets.  The allowance for loan losses was 92% of non-performing loans.  Our net charge-offs to total loans for 2016 were 0.40%.  Excluding credit cards, the net charge-offs to total loans were 0.35%.  Net credit card charge-offs to total credit card loans for 2016 were 1.28% in both 2016 and 2015.

We have had substantial growth from new loans and from loans migrating from acquired to legacy. When acquired loans renew, they are evaluated and if considered a pass quality credit they will migrate to the legacy portfolio and require less specific reserves. In addition, new loans also only require the minimum allowance consideration. Also, loans classified as non-performing at December 31, 2016, required less specific allowances compared to the non-performing loans at December 31, 2015, as seen in the Allowance for Loan Losses section of Footnote 4 of the consolidated financial statements. Due to these quality loan increases, the ratio of allowance for loan losses to non-performing loans has decreased during the year while the actual dollar balance of total non-performing loans has increased.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired and excluding other real estate covered by FDIC loss share agreements).

Table 10:           Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2016	2015	2014	2013	2012

Nonaccrual loans (1)	$39,104	$17,714	$12,038	$6,261	$9,123
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	--	--	--	2,264	2,234
Other loans	299	1,191	961	687	681
Total loans past due 90 days or more	299	1,191	961	2,951	2,915
Total non-performing loans	39,403	18,905	12,999	9,212	12,038

Other non-performing assets:
Foreclosed assets held for sale	26,895	44,820	44,856	64,820	33,352
Other non-performing assets	471	211	97	75	221
Total other non-performing assets	27,366	45,031	44,953	64,895	33,573

Total non-performing assets	$66,769	$63,936	$57,952	$74,107	$45,611

Performing TDRs	$10,998	$3,031	$2,233	$9,497	$11,015

Allowance for loan losses to non-performing loans	92%	166%	223%	298%	232%
Non-performing loans to total loans	0.91	0.58	0.63	0.53	0.74
Non-performing loans to total loans (excluding government guaranteed student loans) (2)	0.91	0.58	0.63	0.40	0.60
Non-performing assets to total assets (3)	0.79	0.85	1.25	1.69	1.29
Non-performing assets to total assets (excluding government guaranteed student loans) (2) (3)	0.79	0.85	1.25	1.64	1.23

(1)  Includes nonaccrual TDRs of approximately $3.2 million, $2.5 million, $1.0 million, $0.7 million and $3.1 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2016, 2015 and 2014.

At December 31, 2016, impaired loans, net of government guarantees and acquired loans, were $43.7 million compared to $18.2 million at December 31, 2015. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11:           Allowance for Loan Losses

(In thousands)	2016	2015	2014	2013	2012

Balance, beginning of year	$31,351	$29,028	$27,442	$27,882	$30,108

Loans charged off
Credit card	3,195	3,107	3,188	3,263	3,516
Other consumer	1,975	1,672	1,638	1,561	1,198
Real estate	7,517	1,580	2,684	1,628	4,095
Commercial	3,956	1,415	1,044	382	543
Total loans charged off	16,643	7,774	8,554	6,834	9,352

Recoveries of loans previously charged off
Credit card	907	890	896	901	858
Other consumer	516	538	470	591	575
Real estate	351	203	1,566	592	1,383
Commercial	365	180	326	192	170
Total recoveries	2,139	1,811	3,258	2,276	2,986
Net loans charged off	14,504	5,963	5,296	4,558	6,366
Provision for loan losses (1)	19,439	8,286	6,882	4,118	4,140

Balance, end of year(2)	$36,286	$31,351	$29,028	$27,442	$27,882

Net charge-offs to average loans (3)	0.40%	0.24%	0.30%	0.27%	0.40%
Allowance for loan losses to period-end loans (3)	0.84%	0.97%	1.41%	1.57%	1.71%
Allowance for loan losses to net charge-offs (3)	250.18%	525.76%	548.11%	602.06%	438.05%

(1)  Provision for loan losses of $626,000 attributable to loans acquired, was excluded from this table for 2016 (total year-to-date provision for loan losses is $20,065,000) and $736,000 was excluded from this table for 2015 (total 2015 provision for loan losses is $9,022,000). The $626,000 for 2016 and $736,000 for 2015 was subsequently charged-off, resulting in no increase in the allowance related to loans acquired. Provision for loan losses of $363,000 attributable to acquired loans, covered by FDIC loss share, was excluded from this table for the year ended December 31, 2014 (total provision for loan losses for the year ended December 31, 2014 is $7,245,000).

(2) Allowance for loan losses at December 31, 2016, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2016, 2015 and 2014 was $37,240,000, $32,305,000 and $29,982,000, respectively.

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

As of December 31, 2016, the allowance for loan losses reflects an increase of approximately $4.9 million from December 31, 2015, while total loans, excluding loans acquired, increased by $1.1 billion over the same period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 12:           Allocation of Allowance for Loan Losses

	December 31
	2016		2015		2014		2013		2012
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
(In thousands)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Credit cards	$3,779	4.3%	$3,893	5.5%	$5,445	9.1%	$5,430	10.6%	$7,211	11.4%
Other consumer	2,796	7.0%	1,853	6.4%	1,427	5.0%	1,758	7.2%	1,574	8.6%
Real estate	21,817	70.0%	19,522	67.9%	15,161	65.9%	16,885	66.9%	15,453	65.3%
Commercial	7,739	18.2%	5,985	20.0%	6,962	19.8%	3,205	15.1%	3,446	14.4%
Other	155	0.5%	98	0.2%	33	0.2%	164	0.2%	198	0.3%

Total (2)	$36,286	100.0%	$31,351	100.0%	$29,028	100.0%	$27,442	100.0%	$27,882	100.0%

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at December 31, 2016, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2016, 2015 and 2014 was $37,240,000, $32,305,000 and $29,982,000, respectively.

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

Held-to-maturity and available-for-sale investment securities were $462.1 million and $1.2 billion, respectively, at December 31, 2016, compared to the held-to-maturity amount of $705.4 million and available-for-sale amount of $821.4 million at December 31, 2015.

As of December 31, 2016, $76.9 million, or 16.6%, of the held-to-maturity securities were invested in obligations of U.S. government agencies, all of which will mature in less than five years.  In the available-for-sale securities, $138.1 million, or 11.9%, were in U.S. Treasury and U.S. government agency securities, 68.2% of which will mature in less than five years.

In order to reduce our income tax burden, $362.5 million, or 78.5%, of the held-to-maturity securities portfolio, as of December 31, 2016, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was $102.9 million invested in tax-exempt obligations of state and political subdivisions.  A portion of the state and political subdivision debt obligations are non-rated bonds and representing relatively small issuances, primarily in Arkansas, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2016.

We had approximately $19.8 million, or 4.3% of the held-to-maturity portfolio invested in mortgaged-backed securities at December 31, 2016.  In the available-for-sale securities, approximately $868.3 million, or 75.0% were invested in mortgaged-backed securities.  Investments with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2016, the held-to-maturity investment portfolio had gross unrealized gains of $5.1 million and gross unrealized losses of $1.3 million.

We had $5.8 million of gross realized gains and no realized losses from the sale of available for sale securities during the year ended December 31, 2016. We had $350,000 of gross realized gains and $43,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2015. We had $199,000 of gross realized gains and $191,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2014.

Trading securities, which include any security held primarily for near-term sale, are carried at fair value.  Gains and losses on trading securities are included in other income.  Our trading account is established and maintained for the benefit of investment banking.  The trading account is typically used to provide inventory for resale and is not used to take advantage of short-term price movements. During 2016, we significantly scaled back balances used for trading.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Furthermore, as of December 31, 2016, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2015, management believes the impairments detailed in the table below are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13:           Investment Securities

	Years Ended December 31
	2016				2015
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Government agencies	$76,875	$107	$(182)	$76,800	$237,139	$582	$(1,395)	$236,326
Mortgage-backed securities	19,773	63	(249)	19,587	24,774	86	(290)	24,570
State and political subdivisions	362,532	4,967	(842)	366,657	440,676	9,138	(123)	449,691
Other securities	2,916	--	--	2,916	2,784	--	--	2,784

Total	$462,096	$5,137	$(1,273)	$465,960	$705,373	$9,806	$(1,808)	$713,371

Available-for-Sale

U.S. Treasury	$300	$--	$--	$300	$4,000	$--	$(6)	$3,994
U.S. Government agencies	140,005	67	(2,301)	137,771	121,017	118	(898)	120,237
Mortgage-backed securities	885,783	178	(17,637)	868,324	650,619	937	(4,130)	647,426
State and political subdivisions	108,374	38	(5,469)	102,943	9,762	112	--	9,874
Other securities	47,022	996	(2)	48,016	39,594	420	(138)	39,876

Total	$1,181,484	$1,279	$(25,409)	$1,157,354	$824,992	$1,587	$(5,172)	$821,407

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2016, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 39.225% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14:           Maturity Distribution of Investment Securities

	December 31, 2016
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Government agencies	$29,996	$46,879	$--	$--	$--	$76,875	$77,000	$76,800
Mortgage-backed securities	--	--	--	--	19,773	19,773	19,991	19,586
State and political subdivisions	22,033	75,793	104,383	160,323	--	362,532	360,771	366,658
Other securities	26	198	1,099	1,593	--	2,916	2,947	2,916

Total	$52,055	$122,870	$105,482	$161,916	$19,773	$462,096	$460,709	$465,960

Percentage of total	11.3%	26.6%	22.8%	35.0%	4.3%	100.0%

Weighted average yield	1.1%	1.9%	2.9%	3.5%	2.3%	2.6%

Available-for-Sale
U.S. Government agencies	$--	$95,272	$8,051	$36,682	$--	$140,005	$139,903	$137,771
U.S. Government treasury	300	--	--	--	--	300	300	300
Mortgage-backed securities	--	--	--	--	885,783	885,783	855,541	868,324
State and political subdivisions	252	1,402	4,705	102,015	--	108,374	94,875	102,943
Other securities	1,000	100	--	--	45,922	47,022	47,022	48,016

Total	$1,552	$96,774	$12,756	$138,697	$931,705	$1,181,484	$1,137,641	$1,157,354

Percentage of total	0.1%	8.2%	1.1%	11.7%	78.9%	100.0%

Weighted average yield	2.3%	1.2%	2.0%	2.4%	2.0%	2.0%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 150 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2016, core deposits comprised 91.1% of our total deposits.

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

Our total deposits as of December 31, 2016 were $6.735 billion, an increase of $649.1 million, or 10.7%, from $6.086 billion at December 31, 2015.  The increase in deposits is due primarily to the Citizens acquisition. We have also continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2016.  Non-interest bearing transaction accounts increased $211.4 million to $1.492 billion at December 31, 2016, compared to $1.280 billion at December 31, 2015.  Interest bearing transaction and savings accounts were $3.956 billion at December 31, 2016, a $470.6 million increase compared to $3.486 billion on December 31, 2015.  Total time deposits decreased approximately $33.0 million to $1.287 billion at December 31, 2016, from $1.320 billion at December 31, 2015.  In an attempt to utilize some of our excess liquidity, we have priced deposits in a manner to encourage a reduction in non-relationship time deposits.  We had $7.0 million and $1.5 million of brokered deposits at December 31, 2016 and 2015, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2016.

Table 15:           Average Deposit Balances and Rates

	December 31
	2016		2015		2014
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing transaction accounts	$1,333,965	--	$1,133,951	--	$820,490	--
Interest bearing transaction and savings deposits	3,637,907	0.22%	3,304,654	0.24%	1,886,217	0.16%
Time deposits
$100,000 or more	595,884	0.66%	511,105	0.62%	470,798	0.66%
Other time deposits	667,433	0.49%	833,657	0.52%	570,181	0.51%

Total	$6,235,189	0.24%	$5,783,367	0.26%	$3,747,686	0.24%

The Company's maturities of large denomination time deposits at December 31, 2016 and 2015 are presented in table 16.

Table 16:           Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2016		2015
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$175,736	29.3%	$138,605	22.2%
Over 3 months to 6 months	107,985	18.0%	127,481	20.4%
Over 6 months to 12 months	151,776	25.3%	98,506	15.7%
Over 12 months	164,783	27.4%	261,163	41.7%

Total	$600,280	100.0%	$625,755	100.0%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $115.0 million at December 31, 2016, as compared to $99.4 million at December 31, 2015.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $333.6 million and $222.9 million at December 31, 2016 and 2015, respectively.  The outstanding balance for December 31, 2016 includes $180.0 million in FHLB short-term advances. The increase in debt was a result of liquidity needs related to our loan growth as well as the increase in our securities portfolio during the year.

The outstanding long-term debt balance for December 31, 2016 includes $45.3 million in FHLB long-term advances, $47.9 million in notes payable and $60.4 million of trust preferred securities.  The outstanding long-term debt balance for December 31, 2015 includes $70.0 million in FHLB long-term advances, $52.3 million in notes payable and $60.6 million of trust preferred securities.

During October 2015, we borrowed $52.3 million from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020. We used $36 million of this borrowing to refinance the debt issued during the fourth quarter of 2013.

Aggregate annual maturities of debt at December 31, 2016 are presented in table 17.

Table 17:           Maturities of Debt

		Annual
(In thousands)	Year	Maturities

	2017	$193,714
	2018	23,913
	2019	7,673
	2020	36,429
	2021	2,332
	Thereafter	69,495
	Total	$333,556

Capital

Overview

At December 31, 2016, total capital reached $1.151 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2016, our common equity to asset ratio was 13.7% compared to 13.8% at year-end 2015.

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

Cash Dividends

We declared cash dividends on our common stock of $0.96 per share for the twelve months ended December 31, 2016, compared to $0.92 per share for the twelve months ended December 31, 2015. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.  See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2016, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2016 and 2015 are presented in table 18 below:

Table 18:           Risk-Based Capital

	December 31
(In thousands, except ratios)	2016	2015

Tier 1 capital
Stockholders’ equity	$1,151,111	$1,076,855
Trust preferred securities	60,397	60,570
Goodwill and other intangible assets	(354,028)	(331,931)
Unrealized gain on available-for-sale securities, net of income taxes	15,212	2,665
Other	15	--

Total Tier 1 capital	872,707	808,159

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	--	--
Qualifying allowance for loan losses	40,241	35,068

Total Tier 2 capital	40,241	35,068

Total risk-based capital	$912,948	$843,227

Risk weighted assets	$6,039,034	$5,044,453

Ratios at end of year
Common equity Tier 1 ratio (CET1)	13.45%	14.21%
Tier 1 leverage ratio	10.95%	11.20%
Tier 1 risk-based capital ratio	14.45%	16.02%
Total risk-based capital ratio	15.12%	16.72%
Minimum guidelines
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines
Common equity Tier 1 ratio (CET1)	6.50%	6.50%
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	8.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of December 31, 2016, the Company and Simmons Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consists of common equity tier 1 capital and $60.4 million of trust preferred securities. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, the Company’s trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should the Company exceed $15 billion in total assets, the grandfather provisions applicable to its trust preferred securities would no longer apply and such trust preferred securities would no longer be included as tier 1 capital, but would continue to be included as total capital.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2016, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

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

The funding requirements of the Company's most significant financial commitments at December 31, 2016 are shown in table 19.

Table 19:           Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$13,714	$31,586	$38,761	$69,495	$153,556
ATM lease commitments	1,351	2,701	337	--	4,389
Credit card loan commitments	562,527	--	--	--	562,527
Other loan commitments	1,220,137	--	--	--	1,220,137
Letters of credit	29,362	--	--	--	29,362

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of core earnings (net income excluding non-core items {gain from early retirement of trust preferred securities, accelerated vesting on retirement agreements, gain on sale of merchant services, gain on sale of banking operations, loss on FDIC loss share termination, gains on FDIC-assisted transactions and the related merger costs, liquidation gains and losses from FDIC-assisted transactions and traditional acquisitions, merger related costs, change-in-control payments, charter consolidation costs and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP).  Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

We believe the exclusion of these non-core items in expressing earnings and certain other financial measures, including “core earnings,” provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business because management does not consider these non-core items to be relevant to ongoing financial performance.  Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

•   Preparation of the Company’s operating budgets

•   Monthly financial performance reporting

•   Monthly “flash” reporting of consolidated results (management only)

•   Investor presentations of Company performance

We believe the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP) and core net interest margin (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. This non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these non-core items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

•   Calculation of annual performance-based incentives for certain executives

•   Calculation of long-term performance-based incentives for certain executives

•   Investor presentations of Company performance

We have $401.5 million and $380.9 million total goodwill and other intangible assets for the periods ended December 31, 2016 and December 31, 2015, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

We believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that is applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited.  To mitigate these limitations, we have procedures in place to identify and approve each item that qualifies as non-core to ensure that the Company’s “core” results are properly reflected for period-to-period comparisons.  Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.  In particular, a measure of earnings that excludes non-core items does not represent the amount that effectively accrues directly to stockholders (i.e., non-core items are included in earnings and stockholders’ equity).

During 2016, we recorded after-tax merger related costs of $2.9 million, primarily related to the Citizens acquisition, resulting in a nonrecurring charge of $0.10 to diluted earnings per share. During 2016 we incurred $2.0 million in after-tax branch right sizing costs in relation to the closure of ten underperforming branches, resulting in a nonrecurring charge of $0.07 to diluted earnings per share. Also during 2016, we recognized $361,000 in net after-tax gains from the early retirement of trust preferred securities contributing $0.01 to diluted earnings per share.

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

During the third quarter of 2015, we entered terminated the loss-share agreements with the FDIC and incurred $4.5 million after tax one-time charge expense which resulted in a decrease of $0.16 to diluted earnings per share. We incurred after-tax costs of $1.3 million for the accelerated vesting of retirement agreements during the year, resulting in a nonrecurring charge of $0.05 to diluted earnings per share.

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

See table 20 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 20:           Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2016	2015	2014	2013	2012

Twelve months ended

Net Income	$96,790	$74,107	$35,688	$23,231	$27,684
Non-core items
Accelerated vesting on retirement agreements	--	2,209	--	--	--
Gain on sale of merchant services	--	--	(1,000)	--	--
Gain on sale of banking operations	--	(2,110)	--	--	--
Gain from early retirement of trust preferred securities	(594)	--	--	--	--
Gain on FDIC-assisted transactions	--	--	--	--	(3,411)
Loss on FDIC loss-share termination	--	7,476	--	--	--
Merger related costs	4,835	13,760	7,470	6,376	1,896
Change-in-control payments	--	--	885	--	--
Loss from sale of securities	--	--	--	193	--
FHLB prepayment penalties	--	--	--	--	175
Branch right sizing	3,359	3,144	(3,059)	641	--
Charter consolidation costs	--	--	652	--	--
Tax effect (39.225%) (1)	(2,981)	(8,964)	(1,929)	(2,829)	526
Net non-core items	4,619	15,515	3,019	4,381	(814)
Diluted core earnings (non-GAAP)	$101,409	$89,622	$38,707	$27,612	$26,870

Diluted earnings per share	$3.13	$2.63	$2.11	$1.42	$1.64
Non-core items
Accelerated vesting on retirement agreements	--	0.08	--	--	--
Gain on sale of merchant services	--	--	(0.06)	--	--
Gain on sale of banking operations	--	(0.07)	--	--	--
Gain from early retirement of trust preferred securities	(0.02)	--	--	--	--
Gain on FDIC-assisted transactions	--	--	--	--	(0.21)
Loss on FDIC loss-share termination	--	0.27	--	--	--
Merger related costs	0.16	0.49	0.44	0.39	0.12
Change-in-control payments	--	--	0.05	--	--
Loss from sale of securities	--	--	--	0.01	--
FHLB prepayment penalties	--	--	--	--	0.01
Branch right sizing	0.11	0.11	(0.16)	0.04	--
Charter consolidation costs	--	--	0.04	--	--
Tax effect (39.225%) (1)	(0.10)	(0.33)	(0.13)	(0.17)	0.03
Net non-core items	0.15	0.55	0.18	0.27	(0.05)
Diluted core earnings per share (non-GAAP)	$3.28	$3.18	$2.29	$1.69	$1.59

(1)  Effective tax rate of 39.225%, adjusted for non-deductible merger-related costs.

See table 21 below for the reconciliation of tangible book value per share.

Table 21:           Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except share data)	2016	2015	2014	2013	2012

Total common stockholders’ equity	$1,151,111	$1,046,003	$494,319	$403,832	$406,062
Intangible assets:
Goodwill	(348,505)	(327,686)	(108,095)	(78,529)	(60,605)
Other intangible assets	(52,959)	(53,237)	(22,526)	(14,972)	(3,760)
Total intangibles	(401,464)	(380,923)	(130,621)	(93,501)	(64,365)
Tangible common stockholders’ equity	$749,647	$665,080	$363,698	$310,331	$341,697
Shares of common stock outstanding	31,277,723	30,278,432	18,052,488	16,226,256	16,542,778

Book value per common share	$36.80	$34.55	$27.38	$24.89	$24.55

Tangible book value per common share (non-GAAP)	$23.97	$21.97	$20.15	$19.13	$20.66

See table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22:           Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except share data)	2016	2015	2014	2013	2012

Total common stockholders’ equity	$1,151,111	$1,046,003	$494,319	$403,832	$406,062
Intangible assets:
Goodwill	(348,505)	(327,686)	(108,095)	(78,529)	(60,605)
Other intangible assets	(52,959)	(53,237)	(22,526)	(14,972)	(3,760)
Total intangibles	(401,464)	(380,923)	(130,621)	(93,501)	(64,365)
Tangible common stockholders’ equity	$749,647	$665,080	$363,698	$310,331	$341,697

Total assets	$8,400,056	$7,559,658	$4,643,354	$4,383,100	$3,527,489
Intangible assets:
Goodwill	(348,505)	(327,686)	(108,095)	(78,529)	(60,605)
Other intangible assets	(52,959)	(53,237)	(22,526)	(14,972)	(3,760)
Total intangibles	(401,464)	(380,923)	(130,621)	(93,501)	(64,365)
Tangible assets	$7,998,592	$7,178,735	$4,512,733	$4,289,599	$3,463,124

Ratio of common equity to assets	13.70%	13.84%	10.65%	9.21%	11.51%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.37%	9.26%	8.06%	7.24%	9.87%

See table 23 below for the calculation of return on tangible common equity.

Table 23:           Calculation of Return on Tangible Common Equity (non-GAAP)

(In thousands, except share data)	2016	2015	2014	2013	2012

Twelve months ended

Net income available to common stockholders	$96,790	$74,107	$35,688	$23,231	$27,684
Amortization of intangibles, net of taxes	3,611	2,972	1,203	365	212
Total income available to common stockholders	$100,401	$77,079	$36,891	$23,596	$27,896

Average common stockholders’ equity	$1,105,775	$938,521	$440,168	$435,918	$409,187
Average intangible assets:
Goodwill	(332,974)	(281,133)	(88,965)	(60,655)	(60,605)
Other intangible assets	(51,710)	(42,104)	(15,533)	(4,054)	(1,894)
Total average intangibles	(384,684)	(323,237)	(104,498)	(64,709)	(62,499)
Average tangible common stockholders’ equity	$721,091	$615,284	$335,670	$371,209	$346,688

Return on average common equity	8.75%	7.90%	8.11%	5.33%	6.77%
Return on average tangible common equity (non-GAAP)	13.92%	12.53%	10.99%	6.36%	8.05%

See table 24 below for the calculation of core net interest margin for the periods presented.

Table 24:           Reconciliation of Core Net Interest Margin (non-GAAP)

(In thousands, except share data)	2016	2015	2014	2013	2012

Twelve months ended

Net interest income	$279,206	$278,595	$171,064	$130,850	$113,517
FTE adjustment	7,722	8,517	6,840	4,951	4,705
Fully tax equivalent net interest income	286,928	287,112	177,904	135,801	118,222

Total accretable yield	(24,257)	(46,131)	(37,539)	(39,604)	(17,316)
Core net interest income	$262,671	$240,981	$140,365	$96,197	$100,906

Average earning assets	$6,855,322	$6,305,966	$3,975,903	$3,224,094	$3,008,840

Net interest margin	4.19%	4.55%	4.47%	4.21%	3.93%
Core net interest margin (non-GAAP)	3.83%	3.82%	3.53%	2.98%	3.35%

See table 25 below for the calculation of the efficiency ratio for the periods presented.

Table 25:           Calculation of Efficiency Ratio

(In thousands, except share data)	2016	2015	2014	2013	2012

Twelve months ended

Non-interest expense	$255,085	$256,970	$175,721	$134,812	$117,733
Non-core non-interest expense adjustment	(8,435)	(18,747)	(13,747)	(7,017)	(2,071)
Other real estate and foreclosure expense adjustment	(4,389)	(4,861)	(4,507)	(1,337)	(992)
Amortization of intangibles adjustment	(5,942)	(4,889)	(1,979)	(601)	(348)
Efficiency ratio numerator	$236,319	$228,473	$155,488	$125,857	$114,322

Net-interest income	$279,206	$278,595	$171,064	$130,850	$113,517
Non-interest income	139,382	94,661	62,192	40,616	48,371
Non-core non-interest income adjustment	(835)	5,731	(8,780)	193	(3,411)
Fully tax-equivalent adjustment	7,722	8,517	6,840	4,951	4,705
(Gain) loss on sale of securities	(5,848)	(307)	(8)	151	(2)
Efficiency ratio denominator	$419,627	$387,197	$231,308	$176,761	$163,180

Efficiency ratio	56.32%	59.01%	67.22%	71.20%	70.06%

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 26.

Table 26:           Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2016
Net interest income	$70,232	$66,583	$68,063	$74,328	$279,206
Provision for loan losses	2,823	4,616	8,294	4,332	20,065
Non-interest income	29,503	36,888	36,876	36,115	139,382
Non-interest expense	61,789	64,137	62,434	66,725	255,085
Net income available to common shareholders	23,481	22,909	23,429	26,971	96,790
Basic earnings per share(1)	0.77	0.75	0.77	0.86	3.16
Diluted earnings per share(1)	0.77	0.75	0.76	0.85	3.13

2015
Net interest income	$52,962	$73,207	$78,676	$73,750	$278,595
Provision for loan losses	1,171	3,006	1,615	3,230	9,022
Non-interest income	18,498	25,309	23,149	28,870	95,826
Net income available to common shareholders	57,372	65,164	67,572	68,027	258,135
Net income	8,709	20,018	21,598	23,782	74,107
Basic earnings per share(1)	0.39	0.67	0.72	0.79	2.64
Diluted earnings per share(1)	0.39	0.67	0.72	0.78	2.63

(1)  EPS are computed independently for each quarter and therefore the sum of each quarterly EPS may not equal the year-to-date EPS. As a result of the large stock issuances as part of the Company’s acquisitions, the computed independent quarterly average common shares outstanding and the computed year-to-date average common shares may differ significantly. The difference is based on the direct result of the varying denominator for each period presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in Simmons Bank, its subsidiary bank, and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2016, undivided profits of Simmons Bank were approximately $255.0 million, of which approximately $3.6 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of the subsidiary bank monitor these same indicators and make adjustments as needed. At December 31, 2016, Simmons Bank and total corporate liquidity remains strong.

Liquidity Management

The objective of our liquidity management is to access adequate sources of funding to ensure that cash flow requirements of depositors and borrowers are met in an orderly and timely manner.  Sources of liquidity are managed so that reliance on any one funding source is kept to a minimum.  Our liquidity sources are prioritized for both availability and time to activation.

Our liquidity is a primary consideration in determining funding needs and is an integral part of asset/liability management. Pricing of the liability side is a major component of interest margin and spread management.  Adequate liquidity is a necessity in addressing this critical task.  There are seven primary and secondary sources of liquidity available to the Company.  The particular liquidity need and timeframe determine the use of these sources.

The first source of liquidity available to the Company is Federal funds.  Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  The Company and the Bank have approximately $285 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds we test these borrowing lines at least annually.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credits available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $998 million of these lines of credit are currently available, if needed, for liquidity.

A third source of liquidity is that we have the ability to access large wholesale deposits from both the public and private sector to fund short-term liquidity needs.

A fourth source of liquidity is the retail deposits available through our network of financial centers throughout Arkansas, Kansas, Missouri and Tennessee. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 71.5% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

Sixth, we have a network of correspondent banks from which we can access debt to meet liquidity needs, as was demonstrated by the $52.3 million of unsecured debt issued in the fourth quarter of 2015.

Finally, we have the ability to access funds through the Federal Reserve Bank Discount Window.

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

As of December 31, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.33% and 0.75%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -2.52% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of December 31, 2016 is considered remote given current interest rate levels and recent rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2016.

Table 27:           Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	0.75%
Up 100 basis points	0.33%
Down 100 basis points	-2.52%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 54 hereof.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have audited Simmons First National Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Simmons First National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Simmons First National Corporation and our report dated February 28, 2017, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Little Rock, Arkansas

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation as of December 31, 2016, and 2015, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2016.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simmons First National Corporation as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simmons First National Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Little Rock, Arkansas

February 28, 2017

Simmons First National Corporation

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share data)	2016	2015

ASSETS
Cash and non-interest bearing balances due from banks	$117,007	$97,656
Interest bearing balances due from banks	168,652	154,606
Cash and cash equivalents	285,659	252,262
Interest bearing balances due from banks – time	4,563	14,107
Investment securities:
Held-to-maturity	462,096	705,373
Available-for-sale	1,157,354	821,407
Total investments	1,619,450	1,526,780
Mortgage loans held for sale	27,788	30,265
Assets held in trading accounts	41	4,422
Loans:
Legacy loans	4,327,207	3,246,454
Allowance for loan losses	(36,286)	(31,351)
Loans acquired, net of discount and allowance	1,305,683	1,672,901
Net loans	5,596,604	4,888,004
Premises and equipment	199,359	193,618
Premises held for sale	6,052	923
Foreclosed assets	26,895	44,820
Interest receivable	27,788	25,793
Bank owned life insurance	138,620	131,536
Goodwill	348,505	327,686
Other intangible assets	52,959	53,237
Other assets	65,773	66,205
Total assets	$8,400,056	$7,559,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,491,676	$1,280,234
Interest bearing transaction accounts and savings deposits	3,956,483	3,485,845
Time deposits	1,287,060	1,320,017
Total deposits	6,735,219	6,086,096
Federal funds purchased and securities sold under agreements to repurchase	115,029	99,398
Other borrowings	273,159	162,289
Subordinated debentures	60,397	60,570
Accrued interest and other liabilities	65,141	74,450
Total liabilities	7,248,945	6,482,803

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series A, $0.01 par value, $1,000 liquidation value per share; 30,852 shares issued and outstanding at December 31, 2015	--	30,852
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 31,277,723 and 30,278,432 shares issued and outstanding at December 31, 2016 and 2015, respectively	313	303
Surplus	711,976	662,378
Undivided profits	454,034	385,987
Accumulated other comprehensive loss	(15,212)	(2,665)
Total stockholders’ equity	1,151,111	1,076,855
Total liabilities and stockholders’ equity	$8,400,056	$7,559,658

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except per share data)	2016	2015	2014

INTEREST INCOME
Loans	$265,652	$268,367	$164,082
Federal funds sold	57	126	27
Investment securities	33,479	30,613	19,357
Mortgage loans held for sale	1,102	1,051	695
Assets held in trading accounts	16	18	17
Interest bearing balances due from banks	699	773	857
TOTAL INTEREST INCOME	301,005	300,948	185,035

INTEREST EXPENSE
Deposits	15,217	15,248	9,079
Federal funds purchased and securities sold under agreements to repurchase	273	236	269
Other borrowings	4,148	5,097	3,986
Subordinated debentures	2,161	1,772	637
TOTAL INTEREST EXPENSE	21,799	22,353	13,971

NET INTEREST INCOME	279,206	278,595	171,064
Provision for loan losses	20,065	9,022	7,245

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	259,141	269,573	163,819

NON-INTEREST INCOME
Trust income	15,442	9,261	7,111
Service charges on deposit accounts	32,414	30,985	25,650
Other service charges and fees	6,913	8,756	3,574
Mortgage lending income	22,442	11,452	5,342
Investment banking income	3,471	2,590	1,070
Debit and credit card fees	30,740	26,660	22,866
Bank owned life insurance income	3,324	2,680	1,843
Gain on sale of securities, net	5,848	307	8
Net loss on assets covered by FDIC loss share agreements	--	(14,812)	(20,316)
Other income	18,788	16,782	15,044
TOTAL NON-INTEREST INCOME	139,382	94,661	62,192

NON-INTEREST EXPENSE
Salaries and employee benefits	133,457	138,243	89,210
Occupancy expense, net	18,667	16,858	12,833
Furniture and equipment expense	16,683	14,352	9,325
Other real estate and foreclosure expense	4,461	4,861	4,507
Deposit insurance	3,469	4,201	3,354
Merger related costs	4,835	13,760	7,470
Other operating expenses	73,513	64,695	49,022
TOTAL NON-INTEREST EXPENSE	255,085	256,970	175,721

INCOME BEFORE INCOME TAXES	143,438	107,264	50,290
Provision for income taxes	46,624	32,900	14,602

NET INCOME	96,814	74,364	35,688
Preferred stock dividends	24	257	--
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$96,790	$74,107	$35,688
BASIC EARNINGS PER SHARE	$3.16	$2.64	$2.11
DILUTED EARNINGS PER SHARE	$3.13	$2.63	$2.11

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016, 2015 and 2014

(In thousands)	2016	2015	2014

NET INCOME	$96,814	$74,364	$35,688

OTHER COMPREHENSIVE INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(14,797)	(1,880)	2,749
Less: Reclassification adjustment for realized gains (losses) included in net income	5,848	307	8
Other comprehensive (loss) income, before tax effect	(20,645)	(2,187)	2,741
Less: Tax effect of other comprehensive (loss) income	(8,098)	(858)	1,075

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(12,547)	(1,329)	1,666

COMPREHENSIVE INCOME	$84,267	$73,035	$37,354

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(In thousands)	2016	2015	2014

OPERATING ACTIVITIES
Net income	$96,814	$74,364	$35,688
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,978	13,654	7,933
Provision for loan losses	20,065	9,022	7,245
Gain on sale of available-for-sale securities	(5,848)	(307)	(8)
Net accretion of investment securities and assets not covered by FDIC loss share	(31,928)	(32,933)	(8,711)
Net amortization on borrowings	421	375	--
Stock-based compensation expense	3,418	4,018	1,423
Net accretion on assets covered by FDIC loss share	--	(2,709)	(1,497)
Loss (gain) on sale of premises and equipment, net of impairment	2,775	2,339	(4,630)
(Gain) loss on sale of foreclosed assets held for sale	(2,432)	(4,339)	28
Gain on sale of mortgage loans held for sale	(14,683)	(11,625)	(4,823)
Deferred income taxes	(9,832)	13,599	(9,029)
FDIC loss share indemnification loss	--	7,476	--
Gain on sale of banking operation	--	(2,110)	--
Increase in cash surrender value of bank owned life insurance income	(3,324)	(2,680)	(1,843)
Originations of mortgage loans held for sale	(618,453)	(571,750)	(297,530)
Proceeds from sale of mortgage loans held for sale	635,613	574,375	290,582
Changes in assets and liabilities:
Interest receivable	(1,197)	713	359
Assets held in trading accounts	4,381	2,565	1,991
Other assets	1,578	5,453	(17,313)
Accrued interest and other liabilities	(5,127)	1,393	6,511
Income taxes payable	1,915	3,466	5,272
Net cash provided by operating activities	91,134	84,359	11,648
INVESTING ACTIVITIES
Net originations of loans not covered by FDIC loss share	(368,162)	(301,323)	(83,825)
Net collections of loans covered by FDIC loss share	--	23,646	55,361
Decrease in due from banks - time	9,544	10,879	--
Proceeds from sale of student loans	--	--	22,136
Purchases of premises and equipment, net	(17,264)	(9,094)	18,762
Proceeds from sale of foreclosed assets held for sale	29,055	40,988	26,872
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	--	2,858	14,328
Proceeds from sale of available-for-sale securities	346,273	32,007	20,609
Proceeds from maturities of available-for-sale securities	257,388	435,438	194,423
Purchases of available-for-sale securities	(861,572)	(445,281)	(265,835)
Proceeds from maturities of held-to-maturity securities	250,636	281,120	403,186
Purchases of held-to-maturity securities	(6,162)	(59,486)	(413,020)
Proceeds from bank owned life insurance death benefits	3,039	--	--
Purchases of bank owned life insurance	(143)	(12,143)	(7,826)
Settlement of FDIC loss share agreements	--	2,368	--
Cash received on FDIC loss share	--	3,980	15,700
Cash paid on sale of banking operations, net of cash received	--	(68,273)	--
Cash received in business combinations, net of cash paid	106,419	197,029	11,343
Net cash (used in) provided by investing activities	(250,949)	134,713	12,214
FINANCING ACTIVITIES
Net change in deposits	139,266	(107,633)	(192,211)
Repayments of subordinated debentures	(594)	--	--
Dividends paid on preferred stock	(24)	(257)	--
Dividends paid on common stock	(28,743)	(27,026)	(15,359)
Net change in other borrowed funds	106,823	(143,914)	(13,385)
Net change in federal funds purchased and securities sold under agreements to repurchase	2,398	(27,418)	(8,401)
Net shares issued under stock compensation plans	4,938	3,529	2,023
Redemption of preferred stock	(30,852)	--	--
Net cash provided by (used in) financing activities	193,212	(302,719)	(227,333)
INCREASE (DECREASE) IN CASH EQUIVALENTS	33,397	(83,647)	(203,471)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	252,262	335,909	539,380
CASH AND CASH EQUIVALENTS, END OF YEAR	$285,659	$252,262	$335,909

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2013	$--	$162	$88,095	$(3,002)	$318,577	$403,832

Comprehensive income	--	--	--	1,666	35,688	37,354
Stock issued for employee stock purchase plan – 4,897 shares	--	--	118	--	--	118
Stock-based compensation plans, net – 191,820 shares	--	3	3,325	--	--	3,328
Stock issued for Delta Trust & Bank acquisition – 1,629,515 shares	--	16	65,030	--	--	65,046
Cash dividends – $0.88 per share	--	--	--	--	(15,359)	(15,359)

Balance, December 31, 2014	--	181	156,568	(1,336)	338,906	494,319

Comprehensive income	--	--	--	(1,329)	74,364	73,035
Stock issued for employee stock purchase plan – 6,528 shares	--	--	226	--	--	226
Stock-based compensation plans, net – 145,874 shares	--	2	7,319	--	--	7,321
Stock issued for Community First acquisition – 30,852 preferred shares; 6,552,915 common shares	30,852	65	268,277	--	--	299,194
Stock issued for Liberty acquisition – 5,181,337 common shares	--	52	212,124	--	--	212,176
Stock issued for Ozark Trust acquisition – 339,290 common shares	--	3	17,864	--	--	17,867
Dividends on preferred stock	--	--	--	--	(257)	(257)
Cash dividends – $0.92 per share	--	--	--	--	(27,026)	(27,026)

Balance, December 31, 2015	30,852	303	662,378	(2,665)	385,987	1,076,855

Comprehensive income	--	--	--	(12,547)	96,814	84,267
Stock issued for employee stock purchase plan – 15,735 shares	--	--	586	--	--	586
Stock-based compensation plans, net – 147,815 shares	--	2	7,768	--	--	7,770
Stock issued for Citizens National acquisition – 835,741 common shares	--	8	41,244	--	--	41,252
Preferred stock redeemed	(30,852)	--	--	--	--	(30,852)
Dividends on preferred stock	--	--	--	--	(24)	(24)
Dividends on common stock – $0.96 per share	--	--	--	--	(28,743)	(28,743)

Balance, December 31, 2016	$--	$313	$711,976	$(15,212)	$454,034	$1,151,111

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Typically, the Company delivers the mortgage loans within a few days after the loans are funded.  These commitments are derivative instruments and their fair values at December 31, 2016 and 2015 are not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

The Company evaluates non-impaired loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. The Company evaluates purchased impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

For impaired loans accounted for under ASC Topic 310-30, the Company continues to estimate cash flows expected to be collected on purchased credit impaired loans. The Company evaluates at each balance sheet date whether the present value of the purchased credit impaired loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the purchased credit impaired loan.

Covered Loans and Related Indemnification Asset

In September 2015, the Bank entered into an agreement with the FDIC to terminate all loss share agreements which were entered into in 2010 and 2012 in conjunction with the Company’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of four failed banks in FDIC-assisted transactions. Under the early termination, all rights and obligations of the Company and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, the FDIC made a net payment of $2,368,000 to the bank as consideration for the early termination of the loss share agreements. The early termination was recorded in the Company’s financial statements by removing the FDIC Indemnification Asset, receivable from FDIC, the FDIC True-up liability and recording a one-time, pre-tax charge of $7,476,000. As a result, all FDIC-acquired assets are now classified as non-covered.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  Historically, the Company’s policy has been not to invest in derivative type investments, but, in an effort to meet the financing needs of its customers, the Company has entered into limited fair value hedges.  Fair value hedges include interest rate swap agreements on fixed rate loans.  For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material.  The notional amount of the swaps was $99.2 million at December 31, 2016, and $61.3 million at December 31, 2015.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2016	2015	2014

Net income available to common shareholders	$96,790	$74,107	$35,688

Average common shares outstanding	30,646	28,084	16,879
Average potential dilutive common shares	318	126	43
Average diluted common shares	30,964	28,210	16,922

Basic earnings per share	$3.16	$2.64	$2.11
Diluted earnings per share	$3.13	$2.63	$2.11

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the years ended December 31, 2016, 2015 and 2014.

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

Subsequent Events

On January 17, 2017, Simmons First Finance Company, a wholly-owned subsidiary of Simmons Bank, merged into Simmons Bank to reduce regulatory risks related to its operations relative to the size of its assets. The Company is researching the possibility of incorporating some of the lending programs previously in the finance company into our consumer lending portfolio.

Hardeman County Investment Company, Inc. (Pending Acquisition)

On November 17, 2016, the Company announced that it has entered into a definitive agreement and plan of merger (“Hardeman Agreement”) with Hardeman County Investment Company, Inc. (“Hardeman”), headquartered in Jackson, Tennessee, including its wholly-owned bank subsidiary First South Bank. According to the terms of the Hardeman Agreement, the Company will acquire all of the outstanding common stock of Hardeman in a transaction valued at approximately $72.2 million (based on the Company’s common stock ten-day average closing price as of November 15, 2016), subject to potential adjustments. The transaction is expected to be accretive to the Company’s diluted core earnings per common share in the first year.

Hardeman conducts banking business from 10 branches located in western Tennessee. As of December 31, 2016, Hardeman had approximately $477 million in assets, $255 million in loans and $395 million in deposits. Completion of the transaction is expected no earlier than the second quarter of 2017 and is subject to certain closing conditions, including approval by the shareholders of Hardeman and customary regulatory approvals. Upon closing, Hardeman will merge into the Company.

Southwest Bancorp, Inc. (Pending Acquisition)

On December 14, 2016, the Company announced that it has entered into a definitive agreement and plan of merger (“SBI Agreement”) with Southwest Bancorp, Inc. (“SBI”), headquartered in Stillwater, Oklahoma, including its wholly-owned bank subsidiary Bank SNB. According to the terms of the SBI Agreement, the Company will acquire all of the outstanding common stock of SBI in a transaction valued at approximately $564.4 million (based on the Company’s common stock closing price as of December 13, 2016), subject to potential adjustments. The transaction is expected to be accretive to the Company’s diluted core earnings per common share in the first full year of operation.

SBI conducts banking business from 31 branches located in Oklahoma, Colorado, Kansas and Texas. As of December 31, 2016, SBI had approximately $2.5 billion in assets, $1.9 billion in loans and $1.9 billion in deposits. Completion of the transaction is expected in the third quarter of 2017 and is subject to certain closing conditions, including approval by the shareholders of both SBI and the Company and customary regulatory approvals. Upon closing, SBI will merge into the Company.

First Texas BHC, Inc. (Pending Acquisition)

On January 23, 2017, the Company announced that it has entered into a definitive agreement and plan of merger (“First Texas Agreement”) with First Texas BHC, Inc. (“First Texas”), headquartered in Fort Worth, Texas, including its wholly-owned bank subsidiary Southwest Bank. According to the terms of the First Texas Agreement, the Company will acquire all of the outstanding common stock of First Texas in a transaction valued at approximately $462 million (based on the Company’s common stock closing price as of January 20, 2017), subject to potential adjustments. The transaction is expected to be accretive to the Company’s diluted core earnings per common share in the first full year of operation.

First Texas conducts banking business from 16 branches located in the Dallas/Fort Worth Metroplex. As of December 31, 2016, First Texas had approximately $2.1 billion in assets, $1.8 billion in loans and $1.7 billion in deposits. Completion of the transaction is expected in the third quarter of 2017 and is subject to certain closing conditions, including approval by the shareholders of both First Texas and the Company and customary regulatory approvals. Upon closing, First Texas will merge into the Company.

NOTE 2:           ACQUISITIONS

Citizens National Bank

On September 9, 2016, Simmons First National Corporation completed the acquisition of Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. The Company issued 835,741 shares of its common stock valued at approximately $41.3 million as of September 9, 2016, plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock.

Prior to the acquisition, Citizens conducted banking business from 9 branches located in east Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $585.5 million in assets, including approximately $340.9 million in loans (inclusive of loan discounts) and approximately $509.9 million in deposits. The Company completed the systems conversion and merged Citizens into Simmons Bank on October 21, 2016.

Goodwill of $21.5 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the east Tennessee market and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Citizens transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Citizens	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$131,467	$--	$131,467
Federal funds sold	10,000	--	10,000
Investment securities	61,987	1	61,988
Loans acquired	350,361	(9,511)	340,850
Allowance for loan losses	(4,313)	4,313	--
Foreclosed assets	4,960	(1,518)	3,442
Premises and equipment	6,746	1,339	8,085
Bank owned life insurance	6,632	--	6,632
Core deposit intangible	--	5,075	5,075
Other intangibles	--	591	591
Other assets	17,364	6	17,370
Total assets acquired	$585,204	$296	$585,500

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$109,281	$--	$109,281
Interest bearing transaction accounts and savings deposits	204,912	--	204,912
Time deposits	195,664	--	195,664
Total deposits	509,857	--	509,857
Securities sold under agreement to repurchase	13,233	--	13,233
FHLB borrowings	4,000	47	4,047
Accrued interest and other liabilities	3,558	--	3,558
Total liabilities assumed	530,648	47	530,695
Equity	54,556	(54,556)	--
Total equity assumed	54,556	(54,556)	--
Total liabilities and equity assumed	$585,204	$(54,509)	$530,695
Net assets acquired			54,805
Purchase price			76,300
Goodwill			$21,495

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

Goodwill of $95.2 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the southwest Missouri market and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which give rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

The Company’s operating results for 2016 and 2015 include the operating results of the acquired assets and assumed liabilities of Liberty subsequent to the acquisition date.

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

Prior to the acquisition, Community First conducted banking business from 33 branches located across Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.9 billion in assets, including approximately $1.1 billion in loans (inclusive loan discounts) and approximately $1.5 billion in deposits. The Company completed the systems conversion and merged FSB into Simmons First National Bank on September 4, 2015.

Goodwill of $110.4 million was recorded as a result of the transaction. The merger allowed the Company’s entrance into the Tennessee market and served as a launching platform for expansion into adjacent areas. The Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions. Further the Company will benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market. This combination of factors gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

The Company’s operating results for 2016 and 2015 include the operating results of the acquired assets and assumed liabilities of Community First subsequent to the acquisition date.

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the years ended December 31, 2015 and 2014 gives effect to the Liberty and Community First acquisitions as if the acquisitions had occurred on January 1, 2014. Pro forma earnings for the year ended December 31, 2015 were adjusted to exclude $7.4 million of acquisition-related costs, net of tax, incurred by Simmons during 2015.The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Years Ended December 31
(In thousands, except per share data)	2015	2014
Revenue (1)	$395,959	$390,606
Net income	$85,773	$64,166
Earnings per share	$2.68	$2.24

___________________________

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

The Company’s operating results for 2016 and 2015 include the operating results of the acquired assets and assumed liabilities of Ozark Trust subsequent to the acquisition date.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Delta Trust transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Delta Trust	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$13,739	$--	$13,739
Investment securities	62,410	(37)	62,373
Loans acquired, not covered by FDIC loss share	326,829	(15,149)	311,680
Allowance for loan losses	(6,008)	6,008	--
Foreclosed assets not covered by FDIC loss share	3,262	(1,471)	1,791
Premises and equipment	4,405	(433)	3,972
Bank owned life insurance	7,530	--	7,530
Goodwill	822	(822)	--
Core deposit intangible	--	4,318	4,318
Other intangibles	137	5,003	5,140
Deferred tax asset	1,859	558	2,417
Other assets	5,807	(1,381)	4,426
Total assets acquired	$420,792	$(3,406)	$417,386

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$63,259	$--	$63,259
Interest bearing transaction accounts and savings deposits	200,596	--	200,596
Time deposits	91,507	--	91,507
Total deposits	355,362	--	355,362
Fed funds purchased	11,100	--	11,100
FHLB borrowings	11,106	(129)	10,977
Accrued interest and other liabilities	1,528	--	1,528
Total liabilities assumed	379,096	(129)	378,967
Equity	41,696	(41,696)	--
Total equity assumed	41,696	(41,696)	--
Total liabilities and equity assumed	$420,792	$(41,825)	$378,967
Net assets acquired			38,419
Purchase price			67,441
Goodwill			$29,022

During 2015 the Company finalized its analysis of the acquired loans along with the other acquired assets and assumed liabilities in this transaction.

The Company’s operating results for 2016, 2015 and 2014 include the operating results of the acquired assets and assumed liabilities of Delta Trust subsequent to the acquisition date.

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

Other intangibles – These intangible assets represent the value of the relationships that Delta Trust’s investment subsidiary, Community First’s and Delta Trust’s insurance subsidiaries, and Ozark Trust and Delta Trust’s trust department had with their customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Other intangibles established prior to the acquisitions, if applicable, was written off.

Deferred tax asset – The deferred tax asset is based on 39.225% of fair value adjustments related to the acquired assets and assumed liabilities and on a calculation of future tax benefits. The Company also recorded Liberty’s, Community First’s, Ozark Trust’s and Delta Trust’s remaining deferred tax assets and liabilities as of the acquisition date.

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

NOTE 3:           INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	Years Ended December 31
	2016				2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Government agencies	$76,875	$107	$(182)	$76,800	$237,139	$582	$(1,395)	$236,326
Mortgage-backed securities	19,773	63	(249)	19,587	24,774	86	(290)	24,570
State and political subdivisions	362,532	4,967	(842)	366,657	440,676	9,138	(123)	449,691
Other securities	2,916	--	--	2,916	2,784	--	--	2,784

Total	$462,096	$5,137	$(1,273)	$465,960	$705,373	$9,806	$(1,808)	$713,371

Available-for-Sale

U.S. Treasury	$300	$--	$--	$300	$4,000	$--	$(6)	$3,994
U.S. Government agencies	140,005	67	(2,301)	137,771	121,017	118	(898)	120,237
Mortgage-backed securities	885,783	178	(17,637)	868,324	650,619	937	(4,130)	647,426
State and political subdivisions	108,374	38	(5,469)	102,943	9,762	112	--	9,874
Other securities	47,022	996	(2)	48,016	39,594	420	(138)	39,876

Total	$1,181,484	$1,279	$(25,409)	$1,157,354	$824,992	$1,587	$(5,172)	$821,407

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2016 and 2015, was $1.2 billion and $872.4 million, which is approximately 75.7% and 57.1%, respectively, of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2016

Held-to-Maturity

U.S. Government agencies	$32,859	$141	$19,959	$41	$52,818	$182
Mortgage-backed securities	11,833	205	1,465	44	13,298	249
State and political subdivisions	104,974	841	330	1	105,304	842

Total	$149,666	$1,187	$21,754	$86	$171,420	$1,273

Available-for-Sale

U.S. Government agencies	$126,325	$2,301	$--	$--	$126,325	$2,301
Mortgage-backed securities	833,393	17,637	--	--	833,393	17,637
State and political subdivisions	94,922	5,469	--	--	94,922	5,469
Other securities	99	2	--	--	99	2

Total	$1,054,739	$25,409	$--	$--	$1,054,739	$25,409

December 31, 2015

Held-to-Maturity

U.S. Government agencies	$107,758	$567	$79,166	$828	$186,924	$1,395
Mortgage-backed securities	7,958	94	8,144	196	16,102	290
State and political subdivisions	27,866	100	3,946	23	31,812	123

Total	$143,582	$761	$91,256	$1,047	$234,838	$1,808

Available-for-Sale

U.S. Treasury	$3,994	$6	$--	$--	$3,994	$6
U.S. Government agencies	62,473	317	46,023	581	108,496	898
Mortgage-backed securities	523,185	4,130	--	--	523,185	4,130
State and political subdivisions	281	--	--	--	281	--
Other securities	1,060	137	510	1	1,570	138

Total	$590,993	$4,590	$46,533	$582	$637,526	$5,172

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2016, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2016, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on the above securities for the years ended December 31, 2016, 2015 and 2014, is as follows:

(In thousands)	2016	2015	2014

Taxable
Held-to-maturity	$3,778	$5,162	$5,839
Available-for-sale	17,928	12,129	2,785

Non-taxable
Held-to-maturity	10,641	11,635	10,625
Available-for-sale	1,132	1,687	108

Total	$33,479	$30,613	$19,357

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$52,055	$52,034	$1,552	$1,552
After one through five years	122,870	123,029	96,774	95,688
After five through ten years	105,482	106,097	12,756	12,539
After ten years	161,916	165,213	138,697	132,335
Securities not due on a single maturity date	19,773	19,587	885,783	868,324
Other securities (no maturity)	--	--	45,922	46,916

Total	$462,096	$465,960	$1,181,484	$1,157,354

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $915.2 million at December 31, 2016 and $840.4 million at December 31, 2015. The book value of securities sold under agreements to repurchase amounted to $102.4 million and $96.8 million for December 31, 2016 and 2015, respectively.

There were $5.8 million of gross realized gains and no realized losses from the sale of available for sale securities during the year ended December 31, 2016. There were $350,000 of gross realized gains and $43,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2015. There were $199,000 of gross realized gains and $191,000 of realized losses from the sale of available for sale securities during the year ended December 31, 2014. The income tax expense/benefit related to security gains/losses was 39.225% of the gross amounts.

The state and political subdivision debt obligations are primarily non-rated bonds and representing small issuances, primarily in Arkansas, Missouri, Tennessee and Texas, which are evaluated on an ongoing basis.

NOTE 4:           LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2016, the Company’s gross loan portfolio was $5.63 billion, compared to $4.92 billion at December 31, 2015.  The various categories of loans are summarized as follows:

(In thousands)	2016	2015

Consumer:
Credit cards	$184,591	$177,288
Other consumer	303,972	208,380
Total consumer	488,563	385,668
Real estate:
Construction	336,759	279,740
Single family residential	904,245	696,180
Other commercial	1,787,075	1,229,072
Total real estate	3,028,079	2,204,992
Commercial:
Commercial	639,525	500,116
Agricultural	150,378	148,563
Total commercial	789,903	648,679
Other	20,662	7,115
Loans	4,327,207	3,246,454
Loans acquired, net of discount and allowance (1)	1,305,683	1,672,901

Total loans	$5,632,890	$4,919,355

__________________________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, a factor that influenced the Company’s judgment regarding the allowance for loan losses consists of a seven-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates.  Term loans are generally set up with one or three year balloons, and the Company has instituted a pricing mechanism for commercial loans.  It is standard practice to require personal guaranties on all commercial loans, particularly as they relate to closely-held or limited liability entities.

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

Nonaccrual loans, excluding loans acquired, at December 31, 2016 and 2015, segregated by class of loans, are as follows:

(In thousands)	2016	2015

Consumer:
Credit cards	$373	$212
Other consumer	1,793	442
Total consumer	2,166	654
Real estate:
Construction	3,411	4,955
Single family residential	12,139	5,453
Other commercial	12,385	4,420
Total real estate	27,935	14,828
Commercial:
Commercial	7,765	1,968
Agricultural	1,238	264
Total commercial	9,003	2,232

Total	$39,104	$17,714

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2016
Consumer:
Credit cards	$716	$275	$991	$183,600	$184,591	$275
Other consumer	3,786	1,027	4,813	299,159	303,972	11
Total consumer	4,502	1,302	5,804	482,759	488,563	286
Real estate:
Construction	1,420	1,246	2,666	334,093	336,759	--
Single family residential	6,310	5,927	12,237	892,008	904,245	14
Other commercial	4,212	6,722	10,934	1,776,141	1,787,075	--
Total real estate	11,942	13,895	25,837	3,002,242	3,028,079	14
Commercial:
Commercial	2,040	5,296	7,336	632,189	639,525	--
Agricultural	121	1,215	1,336	149,042	150,378	--
Total commercial	2,161	6,511	8,672	781,231	789,903	--
Other	--	--	--	20,662	20,662	--

Total	$18,605	$21,708	$40,313	$4,286,894	$4,327,207	$300

December 31, 2015
Consumer:
Credit cards	$639	$479	$1,118	$176,170	$177,288	$267
Other consumer	1,879	648	2,527	205,853	208,380	374
Total consumer	2,518	1,127	3,645	382,023	385,668	641
Real estate:
Construction	1,328	4,511	5,839	273,901	279,740	--
Single family residential	4,856	3,342	8,198	687,982	696,180	364
Other commercial	869	3,302	4,171	1,224,901	1,229,072	25
Total real estate	7,053	11,155	18,208	2,186,784	2,204,992	389
Commercial:
Commercial	3,427	637	4,064	496,052	500,116	90
Agricultural	285	243	528	148,035	148,563	56
Total commercial	3,712	880	4,592	644,087	648,679	146
Other	108	93	201	6,914	7,115	15

Total	$13,391	$13,255	$26,646	$3,219,808	$3,246,454	$1,191

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2016
Consumer:
Credit cards	$373	$373	$--	$373	$--	$346	$20
Other consumer	1,836	1,797	3	1,800	1	1,066	47
Total consumer	2,209	2,170	3	2,173	1	1,412	67
Real estate:
Construction	4,275	1,038	2,374	3,412	156	4,436	196
Single family residential	12,970	10,630	1,753	12,383	162	9,486	419
Other commercial	20,993	6,891	7,315	14,206	99	14,932	659
Total real estate	38,238	18,559	11,442	30,001	417	28,854	1,274
Commercial:
Commercial	11,848	2,734	7,573	10,307	262	4,666	206
Agricultural	2,226	1,215	--	1,215	--	1,046	46
Total commercial	14,074	3,949	7,573	11,522	262	5,712	252

Total	$54,521	$24,678	$19,018	$43,696	$680	$35,978	$1,593

December 31, 2015
Consumer:
Credit cards	$479	$479	$--	$479	$7	$411	$30
Other consumer	459	423	19	442	85	562	40
Total consumer	938	902	19	921	92	973	70
Real estate:
Construction	5,678	1,636	3,318	4,954	441	5,417	390
Single family residential	5,938	4,702	945	5,647	1,034	5,148	370
Other commercial	5,688	4,328	88	4,416	832	3,147	227
Total real estate	17,304	10,666	4,351	15,017	2,307	13,712	987
Commercial:
Commercial	2,656	1,654	334	1,988	387	1,736	125
Agricultural	264	264	--	264	45	254	18
Total commercial	2,920	1,918	334	2,252	432	1,990	143

Total	$21,162	$13,486	$4,704	$18,190	$2,831	$16,675	$1,200

At December 31, 2016, and December 31, 2015, impaired loans, net of government guarantees and excluding loans acquired, totaled $43.7 million and $18.2 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $680,000 and $2.8 million at December 31, 2016 and 2015, respectively.  Approximately $1.6 million, $1.2 million and $0.8 million of interest income was recognized on average impaired loans of $36.0 million, $16.7 million and $17.5 million for 2016, 2015 and 2014, respectively.  Interest recognized on impaired loans on a cash basis during 2016, 2015 and 2014 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

December 31, 2016
Consumer:
Other consumer	--	$--	1	$3	1	$3
Total consumer	--	--	1	3	1	3
Real estate:
Construction	--	--	1	18	1	18
Single-family residential	3	167	29	2,078	32	2,245
Other commercial	23	9,048	2	780	25	9,828
Total real estate	26	9,215	32	2,876	58	12,091
Commercial:
Commercial	15	1,783	5	297	20	2,080
Total commercial	15	1,783	5	297	20	2,080
Total	41	$10,998	38	$3,176	79	$14,174

December 31, 2015
Consumer:
Other consumer	--	$--	1	$13	1	$13
Total consumer	--	--	1	13	1	13
Real estate:
Construction	--	--	1	253	1	253
Single-family residential	2	137	11	1,335	13	1,472
Other commercial	4	2,894	1	597	5	3,491
Total real estate	6	3,031	13	2,185	19	5,216
Commercial:
Commercial	--	--	5	332	5	332
Total commercial	--	--	5	332	5	332
Total	6	$3,031	19	$2,530	25	$5,561

The following table presents loans that were restructured as TDRs during the years ended December 31, 2016 and 2015, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Year Ended December 31, 2016
Consumer:
Other consumer	2	$50	$11	$11	$--	$--
Total consumer	2	50	11	11	--	--
Real estate:
Single-family residential	23	1,570	1,518	964	554	--
Other commercial	28	10,291	10,260	9,128	1,132	--
Total real estate	51	11,861	11,778	10,092	1,686	--
Commercial:
Commercial	17	1,996	1,968	1,968	--	--
Total commercial	17	1,996	1,968	1,968	--	--
Total	70	$13,907	$13,757	$12,071	$1,686	$--

Year Ended December 31, 2015
Consumer:
Other consumer	1	$13	$13	$13	$--	$--
Total consumer	1	13	13	13	--	--
Real estate:
Single-family residential	11	1,179	1,103	1,103	--	--
Other commercial	1	1,097	1,097	1,097	--	--
Total real estate	12	2,276	2,200	2,200	--	--
Commercial:
Commercial	5	347	332	332	--	--
Total commercial	5	347	332	332	--	--
Total	18	$2,636	$2,545	$2,545	$--	$--

During year ended December 31, 2016, the Company modified seventy loans with a total recorded investment of $13.9 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $402,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2016, fifteen of the previously restructured loans with prior balances of $3.7 million were paid off.

During year ended December 31, 2015, the Company modified eighteen loans with a total recorded investment of $2.6 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $113,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one consumer loan for which a payment default occurred during the year ended December 31, 2016, that had been modified as a TDR within 12 months or less of the payment default. A charge off of $39,000 was recorded for this loan. There was also one single-family residential loan for which a payment default occurred during the year ended December 31, 2016, that had been modified as a TDR within 12 months or less of the payment default. A charge off of $31,000 was recorded for this loan and $69,000 was transferred to OREO. There were no loans for which a payment default occurred during the year ended December 31, 2015, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $236,000 and $167,000 at December 31, 2016 and 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At December 31, 2016 and 2015, the Company had $1,714,000 and $1,064,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2016 and 2015, the Company had $5,094,000 and $5,916,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $17.8 million and $23.5 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of December 31, 2016 and 2015, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $47.8 million and $49.9 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at December 31, 2016 and 2015, respectively.

Loans acquired, covered by loss share agreements, had additional protection provided by the FDIC prior to the termination of the loss share agreements. During the 2014 quarterly impairment testing on the estimated cash flows of the credit impaired loans, the Company established that some of the loans covered by loss share from our FDIC-assisted transactions had experienced material projected credit deterioration. As a result, the Company established a $954,000 allowance for loan losses on covered loans by recording a provision for loan losses of $0.4 million (net of FDIC-loss share adjustments) during the period ended December 31, 2014. There was no further projected credit deterioration and no addition to the allowance for covered loans in 2015 or 2016. The $954,000 allowance was reclassified to allowance on acquired non-covered loans subsequent to the agreement with the FDIC to terminate the loss share agreements. See Note 5, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $166.0 million and $153.7 million as of December 31, 2016 and December 31, 2015, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2016
Consumer:
Credit cards	$183,943	$--	$648	$--	$--	$184,591
Other consumer	301,632	26	2,314	--	--	303,972
Total consumer	485,575	26	2,962	--	--	488,563
Real estate:
Construction	330,080	98	6,565	16	--	336,759
Single family residential	875,603	4,024	24,460	158	--	904,245
Other commercial	1,738,207	6,874	41,994	--	--	1,787,075
Total real estate	2,943,890	10,996	73,019	174	--	3,028,079
Commercial:
Commercial	616,805	558	22,162	--	--	639,525
Agricultural	148,218	104	2,033	--	23	150,378
Total commercial	765,023	662	24,195	--	23	789,903
Other	20,662	--	--	--	--	20,662
Loans acquired	1,217,886	22,181	64,075	1,541	--	1,305,683

Total	$5,433,036	$33,865	$164,251	$1,715	$23	$5,632,890

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2015
Consumer:
Credit cards	$176,809	$--	$479	$--	$--	$177,288
Other consumer	207,069	--	1,262	49	--	208,380
Total consumer	383,878	--	1,741	49	--	385,668
Real estate:
Construction	270,386	319	9,019	16	--	279,740
Single family residential	679,484	2,701	13,824	171	--	696,180
Other commercial	1,178,817	5,404	44,261	590	--	1,229,072
Total real estate	2,128,687	8,424	67,104	777	--	2,204,992
Commercial:
Commercial	487,563	2,760	9,787	6	--	500,116
Agricultural	147,788	--	775	--	--	148,563
Total commercial	635,351	2,760	10,562	6	--	648,679
Other	7,022	--	93	--	--	7,115
Loans acquired, not covered by FDIC loss share	1,590,384	9,150	69,219	3,689	459	1,672,901

Total	$4,745,322	$20,334	$148,719	$4,521	$459	$4,919,355

Net (charge-offs)/recoveries for the years ended December 31, 2016 and 2015, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2016	2015

Consumer:
Credit cards	$(2,288)	$(2,217)
Other consumer	(1,459)	(1,134)
Total consumer	(3,747)	(3,351)
Real estate:
Construction	(16)	(44)
Single family residential	(706)	(407)
Other commercial	(6,444)	(926)
Total real estate	(7,166)	(1,377)
Commercial:
Commercial	(1,255)	(1,202)
Agricultural	(2,336)	(33)
Total commercial	(3,591)	(1,235)

Total	$(14,504)	$(5,963)

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

The following table details activity in the allowance for loan losses, excluding loans acquired, by portfolio segment for the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2016 (1)
Balance, beginning of year	$5,985	$19,522	$3,893	$1,951	$31,351

Provision for loan losses (1)	5,345	9,461	2,174	2,459	19,439

Charge-offs	(3,956)	(7,517)	(3,195)	(1,975)	(16,643)
Recoveries	365	351	907	516	2,139

Net charge-offs	(3,591)	(7,166)	(2,288)	(1,459)	(14,504)

Balance, end of year (1)	$7,739	$21,817	$3,779	$2,951	$36,286

Period-end amount allocated to:
Loans individually evaluated for impairment	$262	$417	$--	$1	$680
Loans collectively evaluated for impairment	7,477	21,400	3,779	2,950	35,606

Balance, end of year (1)	$7,739	$21,817	$3,779	$2,951	$36,286

December 31, 2015 (2)
Balance, beginning of year	$6,962	$15,161	$5,445	$1,460	$29,028

Provision for loan losses (1)	258	5,738	665	1,625	8,286

Charge-offs	(1,415)	(1,580)	(3,107)	(1,672)	(7,774)
Recoveries	180	203	890	538	1,811

Net charge-offs	(1,235)	(1,377)	(2,217)	(1,134)	(5,963)

Balance, end of year (2)	$5,985	$19,522	$3,893	$1,951	$31,351

Period-end amount allocated to:
Loans individually evaluated for impairment	$432	$2,307	$7	$85	$2,831
Loans collectively evaluated for impairment	5,553	17,215	3,886	1,866	28,520

Balance, end of year (2)	$5,985	$19,522	$3,893	$1,951	$31,351

(1)	Provision for loan losses of $626,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2016 (total provision for loan losses for the year ended December 31, 2016 was $20,065,000). The $626,000 was subsequently charged-off, resulting in no increase to the ending balance in the allowance related to loans acquired. Provision for loan losses of $736,000 attributable to acquired loans, covered by FDIC loss share, was excluded from this table for the year ended December 31, 2015 (total provision for loan losses for the year ended December 31, 2015 is $9,022,000).
(2)	Allowance for loan losses at December 31, 2016, 2015 and 2014 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2016, 2015 and 2014 was $37,240,000, $32,305,000 and $29,982,000, respectively.

Activity in the allowance for loan losses, excluding allowance on loans acquired, for the year ended December 31, 2014 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2014
Balance, beginning of year	$3,205	$16,885	$5,430	$1,922	$27,442

Provision for loan losses	4,475	(606)	2,307	706	6,882

Charge-offs	(1,044)	(2,684)	(3,188)	(1,638)	(8,554)
Recoveries	326	1,566	896	470	3,258

Net charge-offs	(718)	(1,118)	(2,292)	(1,168)	(5,296)

Balance, end of year	$6,962	$15,161	$5,445	$1,460	$29,028

The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2016 and 2015 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology is as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

December 31, 2016
Loans individually evaluated for impairment	$11,522	$30,001	$373	$1,800	$43,696
Loans collectively evaluated for impairment	778,381	2,998,078	184,218	322,834	4,283,511

Balance, end of period	$789,903	$3,028,079	$184,591	$324,634	$4,327,207

December 31, 2015
Loans individually evaluated for impairment	$2,252	$15,017	$479	$442	$18,190
Loans collectively evaluated for impairment	646,427	2,189,975	176,809	215,053	3,228,264

Balance, end of period	$648,679	$2,204,992	$177,288	$215,495	$3,246,454

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

During the third quarter of 2014, the Company evaluated $308.2 million of net loans ($316.1 million gross loans less $7.9 million discount) purchased in conjunction with the acquisition of Delta Trust, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company evaluated the remaining $3.5 million of net loans ($10.7 million gross loans less $7.2 million discount) purchased in conjunction with the acquisition of Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30.

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all acquired loans as of December 31, 2016 and 2015:

	Loans Acquired At December 31,
(in thousands)	2016	2015

Consumer:
Credit cards	$--	$--
Other consumer	49,677	75,606
Total consumer	49,677	75,606
Real estate:
Construction	57,587	77,119
Single family residential	423,176	501,002
Other commercial	690,108	854,068
Total real estate	1,170,871	1,432,189
Commercial:
Commercial	81,837	154,533
Agricultural	3,298	10,573
Total commercial	85,135	165,106

Total loans acquired (1)	$1,305,683	$1,672,901

(1)	Loans acquired are reported net of a $954,000 allowance at December 31, 2016 and 2015.

Nonaccrual acquired loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	December 31, 2016	December 31, 2015

Consumer:
Other consumer	$456	$71
Total consumer	456	71
Real estate:
Construction	7,961	783
Single family residential	13,366	7,795
Other commercial	22,045	6,435
Total real estate	43,372	15,013
Commercial:
Commercial	2,806	3,859
Agricultural	198	8
Total commercial	3,004	3,867
Total	$46,832	$18,951

An age analysis of past due acquired loans segregated by class of loans, is as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2016
Consumer:
Other consumer	$571	$189	$760	$48,917	$49,677	$--
Total consumer	571	189	760	48,917	49,677	--
Real estate:
Construction	132	7,332	7,464	50,123	57,587	--
Single family residential	8,358	4,857	13,215	409,961	423,176	11
Other commercial	2,836	10,741	13,577	676,531	690,108	--
Total real estate	11,326	22,930	34,256	1,136,615	1,170,871	11
Commercial:
Commercial	723	2,153	2,876	78,961	81,837	--
Agricultural	48	--	48	3,250	3,298	--
Total commercial	771	2,153	2,924	82,211	85,135	--

Total	$12,668	$25,272	$37,940	$1,267,743	$1,305,683	$11

December 31, 2015
Consumer:
Other consumer	$826	$122	$948	$74,658	$75,606	$57
Total consumer	826	122	948	74,658	75,606	57
Real estate:
Construction	736	9,449	10,185	66,934	77,119	410
Single family residential	9,493	4,850	14,343	486,659	501,002	1,246
Other commercial	12,910	7,810	20,720	833,348	854,068	203
Total real estate	23,139	22,109	45,248	1,386,941	1,432,189	1,859
Commercial:
Commercial	1,999	2,334	4,333	150,200	154,533	912
Agricultural	114	396	510	10,063	10,573	396
Total commercial	2,113	2,730	4,843	160,263	165,106	1,308

Total	$26,078	$24,961	$51,039	$1,621,862	$1,672,901	$3,224

The following table presents a summary of acquired loans, at December 31, 2016 and 2015, by credit risk rating, segregated by class of loans (see Note 4, Loans an Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2016
Consumer:
Other consumer	$48,992	$14	$671	$--	$--	$49,677
Total consumer	48,992	14	671	--	--	49,677
Real estate:
Construction	50,704	88	6,795	--	--	57,587
Single family residential	400,553	2,696	18,392	1,535	--	423,176
Other commercial	641,018	17,384	31,706	--	--	690,108
Total real estate	1,092,275	20,168	56,893	1,535	--	1,170,871
Commercial:
Commercial	73,609	1,965	6,257	6	--	81,837
Agricultural	3,010	34	254	--	--	3,298
Total commercial	76,619	1,999	6,511	6	--	85,135

Total	$1,217,886	$22,181	$64,075	$1,541	$--	$1,305,683

December 31, 2015
Consumer:
Other consumer	$75,330	$--	$276	$--	$--	$75,606
Total consumer	75,330	--	276	--	--	75,606
Real estate:
Construction	68,775	--	8,344	--	--	77,119
Single family residential	479,193	1,490	18,640	1,675	4	501,002
Other commercial	812,537	7,328	33,748	--	455	854,068
Total real estate	1,360,505	8,818	60,732	1,675	459	1,432,189
Commercial:
Commercial	144,239	332	7,948	2,014	--	154,533
Agricultural	10,310	--	263	--	--	10,573
Total commercial	154,549	332	8,211	2,014	--	165,106

Total	$1,590,384	$9,150	$69,219	$3,689	$459	$1,672,901

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

The following is a summary of the loans acquired in the Citizens acquisition on September 9, 2016, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$348,756	$1,605
Non-accretable difference (expected losses and foregone interest)	--	(848)
Cash flows expected to be collected at acquisition	348,756	757
Accretable yield	(8,663)	--
Basis in acquired loans at acquisition	$340,093	$757

The following is a summary of the loans acquired in the Liberty acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$774,777	$15,716
Non-accretable difference (expected losses and foregone interest)	--	(4,978)
Cash flows expected to be collected at acquisition	774,777	10,738
Accretable yield	(4,869)	12
Basis in acquired loans at acquisition	$769,908	$10,750

The following is a summary of the loans acquired in the Community First acquisition on February 27, 2015, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$1,153,255	$10,143
Non-accretable difference (expected losses and foregone interest)	--	(3,247)
Cash flows expected to be collected at acquisition	1,153,255	6,896
Accretable yield	(23,712)	104
Basis in acquired loans at acquisition	$1,129,543	$7,000

The following is a summary of the non-covered loans acquired in the Delta acquisition on August 31, 2014, as of the date of acquisition.

(in thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$316,103	$10,726
Non-accretable difference (expected losses and foregone interest)	--	(7,023)
Cash flows expected to be collected at acquisition	316,103	3,703
Accretable yield	(7,949)	(177)
Basis in acquired loans at acquisition	$308,154	$3,526

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

The impact of the adjustments on the Company’s financial results for the years ended December 31, 2016 and 2015 is shown below:

(In thousands)	2016	2015

Impact on net interest income	$3,072	$19,995
Non-interest income (1)	--	(7,719)
Net impact to pre-tax income	3,072	12,276
Net impact, net of taxes	$1,867	$7,461

(1)	Negative non-interest income resulted from the amortization of the FDIC indemnification assets. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization.

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the years ended December 31, 2016, 2015 and 2014.

(in thousands)	Accretable Yield	Carrying Amount of Loans

Balance, January 1, 2014	$41,385	$234,785
Additions	177	3,526
Accretable yield adjustments	9,104	--
Accretion	(30,031)	30,031
Payments and other reductions, net	--	(99,244)
Balance, December 31, 2014	20,635	169,098

Additions	(116)	17,750
Accretable yield adjustments	6,593	--
Accretion	(21,038)	21,038
Payments and other reductions, net	(5,120)	(184,417)
Balance, December 31, 2015	954	23,469

Additions	19	757
Accretable yield adjustments	5,122	--
Accretion	(4,440)	4,440
Payments and other reductions, net		(10,864)
Balance, December 31, 2016	$1,655	$17,802

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company, previously covered by loss share agreements, were determined to have experienced impairment in the estimated credit quality or cash flows during 2014, the Company recorded a provision to establish a $954,000 allowance for loan losses for covered purchased impaired loans.  During 2015, the Company recorded a provision totaling $736,000 to cover impairment in the estimated credit quality of acquired loans, not covered by loss share. Non-covered loans were subsequently charged-off and the allowance was used during 2015. Because of the termination of the loss share agreements, the allowance for previously covered loans was reclassified to allowance for acquired non-covered loans, resulting in a total allowance on acquired non-covered loans of $954,000 at December 31, 2016 and 2015.

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

The following table presents a summary of the changes in the FDIC true-up provision for years ended December 31, 2015 and 2014, which was included in other assets on the balance sheet. Due to the termination of the FDIC agreements in September 2015 there was no amortization expense recorded for the year ended December 31, 2016.

(in thousands)	FDIC True-up Provision

Balance, January 1, 2014	$6,768
Amortization expense	168
Adjustments related to changes in expected losses	1,372
Balance, December 31, 2014	8,308

Amortization expense	107
Adjustments related to changes in expected losses	720
Loss share termination agreement	(9,135)
Balance, December 31, 2015	$--

NOTE 6:           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $348.5 million at December 31, 2016 and $327.7 million at December 31, 2015. The Company recorded $21.5 million of goodwill during 2016 as a result of its Citizens acquisition.  The Company recorded $95.2 million, $110.4 million and $13.3 million of goodwill during 2015 as a result of its acquisitions of Liberty, Community First and Ozark Trust, respectively. Goodwill impairment was neither indicated nor recorded in 2016, 2015 or 2014. The goodwill recorded in the Citizens acquisition will be deductible for tax purposes.

Core deposit premiums are amortized over a ten or 15 year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $5.1 million were recorded in 2016 as part of the Citizens acquisition. Core deposit premiums of $11.3 million and $14.6 million were recorded in 2015 as part of the Community First and Liberty acquisitions, respectively. During the third quarter of 2015, the Company sold the Salina, Kansas banking operations and as a result reduced the related core deposit premium by $382,000.

The Company recorded $591,000 of intangible assets during the third quarter of 2016 related to the trust operations acquired in the Citizens acquisition. The Community First acquisition included an insurance line of business and the Company recorded an intangible asset of $420,000 during the first quarter of 2015. The Company recorded $9.7 million of intangible assets during the fourth quarter of 2015 related to the trust operations acquired in the Ozark Trust merger. These intangible assets are being amortized over various periods ranging from 10 to 15 years.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2016 and 2015 were as follows:

(In thousands)	2016	2015

Goodwill	$348,505	$327,686
Core deposit premiums:
Gross carrying amount	48,692	43,648
Accumulated amortization	(10,625)	(6,217)
Core deposit premiums, net	38,067	37,431
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(1,344)	(931)
Purchased credit card relationships, net	724	1,137
Books of business intangible:
Gross carrying amount	15,884	15,293
Accumulated amortization	(1,716)	(624)
Books of business intangible, net	14,168	14,669
Other intangible assets, net	52,959	53,237
Total goodwill and other intangible assets	$401,464	$380,923

Core deposit premium amortization expense recorded for the years ended December 31, 2016, 2015 and 2014 was $4.4 million, $3.9 million and $1.4 million, respectively. PCCR amortization expense recorded for the years ended December 31, 2016, 2015 and 2014 was $414,000. Book of business amortization expense recorded for the year ended December 31, 2016, 2015 and 2014 was $1.1 million, $528,000 and $151,000, respectively.

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2016 is as follows:

(In thousands)	Year	Amortization Expense
	2017	$6,202
	2018	6,099
	2019	5,789
	2020	5,777
	2021	5,715
	Thereafter	23,377
	Total	$52,959

NOTE 7:           TIME DEPOSITS

Time deposits included approximately $600,280,000 and $625,755,000 of certificates of deposit of $100,000 or more, at December 31, 2016 and 2015, respectively. Of this total approximately $193,596,000 and $186,352,000 of certificates of deposit were over $250,000 at December 31, 2016 and 2015, respectively.

Brokered deposits were $7,040,000 and $1,455,000 at December 31, 2016 and 2015, respectively.  Maturities of all time deposits are as follows:  2017 – $928,935,000; 2018 – $240,219,000; 2019 – $77,481,000; 2020 – $27,852,000; 2021 – $12,559,000 and $14,000 thereafter.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 8: INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2016	2015	2014

Income taxes currently payable	$36,792	$19,301	$23,631
Deferred income taxes	9,832	13,599	(9,029)

Provision for income taxes	$46,624	$32,900	$14,602

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2016 and 2015:

(In thousands)	2016	2015

Deferred tax assets:
Loans acquired	$7,986	$14,716
Allowance for loan losses	14,754	12,700
Valuation of foreclosed assets	3,958	11,212
Tax NOLs from acquisition	13,077	14,593
Deferred compensation payable	2,785	2,767
Vacation compensation	1,740	2,250
Accrued equity and other compensation	6,367	5,197
Acquired securities	1,098	1,770
Other accrued liabilities	1,834	1,943
Unrealized loss on available-for-sale securities	9,559	1,655
Other	5,267	3,006
Gross deferred tax assets	68,425	71,809

Deferred tax liabilities:
Goodwill and other intangible amortization	(29,601)	(30,550)
Limitations under IRC Sec 382	--	(3,478)
Accumulated depreciation	(5,370)	(3,914)
Other	(5,877)	(4,187)
Gross deferred tax liabilities	(40,848)	(42,129)

Net deferred tax asset, included in other assets	$27,577	$29,680

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below for the years ended December 31:

(In thousands)	2016	2015	2014

Computed at the statutory rate (35%)	$50,203	$37,543	$17,601
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2,121	2,097	41
Tax exempt interest income	(4,207)	(4,708)	(3,774)
Tax exempt earnings on BOLI	(905)	(724)	(499)
Section 382 adjustment	--	(2,293)	--
Other differences, net	(588)	985	1,233

Actual tax provision	$46,624	$32,900	$14,602

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2013 tax year and forward.  The Company’s various state income tax returns are generally open from the 2013 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $102.4 million and $96.8 million at December 31, 2016 and 2015, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2016 and 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2016
Repurchase agreements:
U.S. Government agencies	$101,647	$--	$--	$757	$102,404

December 31, 2015
Repurchase agreements:
U.S. Government agencies	$89,512	$--	$--	$7,326	$96,838

NOTE 10:           OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at December 31, 2016 and 2015 consisted of the following components.

(In thousands)	2016	2015

Other Borrowings
FHLB advances, net of discount, due 2017 to 2033, 0.46% to 7.37% secured by residential real estate loans	$225,230	$109,989
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	47,929	52,300
Total other borrowings	273,159	162,289
Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,225	9,723
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,130	9,975
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,161	5,167
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,105	5,063
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,156	10,022
Total subordinated debentures	60,397	60,570
Total other borrowings and subordinated debentures	$333,556	$222,859

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

At December 31, 2016, the Company had $180.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $225.2 million at December 31, 2016, with approximately $1.3 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.7 billion at December 31, 2016.

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

Aggregate annual maturities of long-term debt at December 31, 2016 are as follows:

(In thousands)	Year	Annual Maturities

	2017	$193,714
	2018	23,913
	2019	7,673
	2020	36,429
	2021	2,332
	Thereafter	69,495

	Total	$333,556

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

NOTE 12:           TRANSACTIONS WITH RELATED PARTIES

At December 31, 2016 and 2015, the subsidiary bank had extensions of credit to executive officers and directors and to companies in which the subsidiary bank’s executive officers or directors were principal owners in the amount of $65.8 million in 2016 and $58.4 million in 2015.

(In thousands)	2016	2015

Balance, beginning of year	$58,404	$25,142
New extensions of credit	18,298	48,529
Repayments	(10,868)	(15,267)
Balance, end of year	$65,834	$58,404

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

NOTE 13:           EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has a 401(k) retirement plan that covers substantially all employees.  The Company has also historically had a discretionary profit sharing and employee stock ownership plan (“ESOP”) covering substantially all employees.  Effective December 31, 2016, the ESOP was merged into the Company’s 401(k) retirement plan. This merger will allow participants to fully diversify their ESOP account balance and have reporting access to all retirement account balances in one place. Contribution expense to the plans totaled $5,488,000, $6,278,000 and $4,496,000 in 2016, 2015 and 2014, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant.  The charges to income for the plans were $1,056,000 for 2016, $804,000 for 2015 and $453,000 for 2014.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan in 2015 which generally allows participants to make contributions of up to $25,000 per year, for the purpose of acquiring the Company’s stock.  At the end of each plan year, full shares of the Company’s stock are purchased for each employee based on that employee’s contributions. The Company has issued both general and special stock offerings under the plan. Substantially all employees are eligible for the general stock offering, under which full shares of the Company’s stock are purchased for an amount equal to 95% of their fair market value at the end of the plan year, or, if lower, 95% of their fair market value at the beginning of the plan year.

The special stock offering is available to substantially all non-highly compensated employees with at least six months of service, and these employees may allocate up to $10,000 to this offering. Under the special stock offering, full shares of the Company’s stock are purchased for an amount equal to 85% of their fair market value at the end of the plan year, or, if lower, 85% of their fair market value at the beginning of the plan year.

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted various stock-based compensation plans.  The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance stock units.  Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of bonus shares granted to directors, officers and other key employees.

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

The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2016, 2015 and 2014, and changes during the years then ended:

	Stock Options Outstanding		Stock Awards Outstanding		Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

Balance, December 31, 2013	185	$27.04	145	$26.00	--	$--
Granted	--	--	134	37.51	--	--
Stock Options Exercised	(65)	25.86	--	--	--	--
Stock Awards/Units Vested	--	--	(51)	30.62	--	--
Forfeited/Expired	--	--	(1)	26.54	--	--

Balance, December 31, 2014	120	27.72	227	31.88	--	--
Granted	375	44.69	95	43.45	20	37.15
Stock Options Exercised	(71)	22.57	--	--	--	--
Stock Options from Acquisitions	66	20.43	--	--	--	--
Stock Awards/Units Vested	--	--	(131)	34.77	--	--
Forfeited/Expired	(5)	24.49	(20)	35.36	--	--

Balance, December 31, 2015	485	40.62	171	35.65	20	37.15
Granted	58	47.02	136	46.92	108	46.95
Stock Options Exercised	(64)	30.28	--	--	--	--
Stock Awards/Units Vested	--	--	(159)	41.91	(12)	45.54
Forfeited/Expired	(6)	35.05	(9)	43.70	(3)	47.02

Balance, December 31, 2016	473	$42.85	139	$40.96	113	$45.40

Exercisable, December 31, 2016	322	$41.82

The following table summarizes information about stock options under the plans outstanding at December 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

$17.55	-	$21.29	13	4.58	$19.93	8	$19.58
21.51	-	21.51	2	3.05	21.51	2	21.51
28.42	-	28.42	18	0.38	28.42	18	28.42
30.31	-	30.31	26	1.35	30.31	26	30.31
40.57	-	40.57	41	8.00	40.57	40	40.57
40.72	-	40.72	2	7.88	40.72	1	40.72
44.40	-	44.40	52	8.23	44.40	24	44.40
45.50	-	45.50	258	8.61	45.50	200	45.50
47.02	-	47.02	58	9.05	47.02	--	--
48.13	-	48.13	3	8.71	48.13	3	48.13
$17.55	-	$48.13	473	7.72	$42.84	322	$41.82

Stock-based compensation expense was $5,451,000 in 2016, $4,018,000 in 2015 and $1,366,000 in 2014.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $842,000 of unrecognized stock-based compensation expense related to stock options at December 31, 2016. Unrecognized stock-based compensation expense related to non-vested stock awards was $7.8 million at December 31, 2016.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.6 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2016 was $9,128,000 and $6,552,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $62.15 at December 31, 2016, and the exercise price multiplied by the number of options outstanding. There were 63,712 stock options exercised in 2016, with an intrinsic value of $2,031,000.  There were 71,368 stock options exercised in 2015, with an intrinsic value of $2,054,000. There were 64,720 stock options exercised in 2014, with an intrinsic value of $957,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during the year ended December 31, 2016 was $11.64 per share. The weighted-average fair value of stock options granted during the year ended December 31, 2015 was $7.81 per share. There were no stock options granted during the year ended December 31, 2014. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Expected dividend yield	1.96%	2.06%
Expected stock price volatility	27.34%	16.96%
Risk-free interest rate	2.01%	2.17%
Expected life of options	7 years	10 years

NOTE 14:           ADDITIONAL CASH FLOW INFORMATION

The following table presents additional information on cash payments and non-cash items:

(In thousands)	2016	2015	2014

Interest paid	$22,069	$21,700	$14,274
Income taxes paid	39,824	20,127	18,832
Transfers of loans not covered by FDIC loss share to foreclosed assets held for sale	17,213	16,456	5,145
Transfers of loans acquired covered by FDIC loss share to foreclosed assets covered by FDIC loss share	--	4,349	5,536
Transfers of foreclosed assets covered by FDIC loss share to foreclosed assets held for sale	--	13,895	--
Transfers of loans acquired covered by FDIC loss share to loans acquired not covered by FDIC loss share	--	88,922	--
Transfers of premises held for sale to foreclosed assets held for sale	652	6,126	--

In connection with the Citizens, Community First, Liberty, Ozark Trust, and Delta Trust acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2016	2015	2014

Assets acquired	$585,500	$2,996,228	$417,386
Liabilities assumed	530,695	2,680,140	378,967
Purchase price	76,300	535,003	67,441
Goodwill	$21,495	$218,915	$29,022

NOTE 15:           OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2016	2015	2014

Professional services	$14,630	$9,583	$7,516
Postage	4,599	4,219	3,383
Telephone	4,294	4,817	2,957
Credit card expense	11,328	9,157	8,699
Operating supplies	1,824	2,395	1,964
Amortization of intangibles	5,945	4,889	1,979
Branch right sizing expense	3,600	3,297	4,721
Other expense	27,293	26,338	17,803
Total	$73,513	$64,695	$49,022

The Company had aggregate annual equipment rental expense of approximately $2.3 million in 2016, $2.6 million in 2015 and $1.9 million in 2014.  The Company leases the majority of its ATMs, accounting for approximately $1,338,000, $1,463,000 and $1,283,000 of the 2016, 2015 and 2014, respectively, of rental expense.  The Company had aggregate annual occupancy rental expense of approximately $4,643,000 in 2016, $4,216,000 in 2015 and $3,706,000 in 2014.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2016 and 2015.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
ASSETS
Available-for-sale securities
U.S. Treasury	$300	$300	$--	$--
U.S. Government agencies	137,771	--	137,771	--
Mortgage-backed securities	868,324	--	868,324	--
States and political subdivisions	102,943	--	102,943	--
Other securities	48,016	--	39,876	--
Assets held in trading accounts	41	--	41	--

December 31, 2015
ASSETS
Available-for-sale securities
U.S. Treasury	$3,994	$3,994	$--	$--
U.S. Government agencies	120,237	--	120,237	--
Mortgage-backed securities	647,426	--	647,426	--
States and political subdivisions	9,874	--	9,874	--
Other securities	39,876	--	39,876	--
Assets held in trading accounts	4,422	2,409	2,013	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on unobservable market data.  As of December 31, 2016 and 2015, the fair value of foreclosed assets held for sale less estimated costs to sell was $26.9 million and $44.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2016 and 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Impaired loans (1) (2) (collateral dependent)	$17,154	$--	$--	$17,154
Foreclosed assets held for sale (1)	17,806	--	--	17,806

December 31, 2015
Impaired loans (1) (2) (collateral dependent)	$19,027	$--	$--	$19,027
Foreclosed assets held for sale (1)	14,459	--	--	14,459

(1)  These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.

(2)  Specific allocations of $2,384,000 and $1,136,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the period, as of December 31, 2016 and 2015, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments not previously disclosed are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

December 31, 2016
Financial assets:
Cash and cash equivalents	$285,659	$285,659	$--	$--	$285,659
Interest bearing balances due from banks - time	4,563	--	4,563	--	4,563
Held-to-maturity securities	462,096	--	465,960	--	465,960
Mortgage loans held for sale	27,788	--	--	27,788	27,788
Interest receivable	27,788	--	27,788	--	27,788
Legacy loans (net of allowance)	4,290,921	--	--	4,305,165	4,305,165
Loans acquired (net of allowance)	1,305,683	--	--	1,310,017	1,310,017

Financial liabilities:
Non-interest bearing transaction accounts	1,491,676	--	1,491,676	--	1,491,676
Interest bearing transaction accounts and savings deposits	3,956,483	--	3,956,483	--	3,956,483
Time deposits	1,287,060	--	--	1,278,339	1,278,339
Federal funds purchased and securities sold under agreements to repurchase	115,029	--	115,029	--	115,029
Other borrowings	273,159	--	292,367	--	292,367
Subordinated debentures	60,397	--	55,318	--	55,318
Interest payable	1,668	--	1,668	--	1,668

December 31, 2015
Financial assets
Cash and cash equivalents	$252,262	$252,262	$--	$--	$252,262
Interest bearing balances due from banks - time	14,107	--	14,105	--	14,105
Held-to-maturity securities	705,373	--	713,371	--	713,371
Mortgage loans held for sale	30,265	--	--	30,265	30,265
Interest receivable	25,793	--	25,793	--	25,793
Legacy loans (net of allowance)	3,215,103	--	--	3,204,153	3,204,153
Loans acquired (net of allowance)	1,672,901	--	--	1,667,204	1,667,204

Financial liabilities:
Non-interest bearing transaction accounts	1,280,234	--	1,280,234	--	1,280,234
Interest bearing transaction accounts and savings deposits	3,485,845	--	3,485,845	--	3,485,845
Time deposits	1,320,017	--	--	1,315,254	1,315,254
Federal funds purchased and securities sold under agreements to repurchase	99,398	--	99,398	--	99,398
Other borrowings	162,289	--	168,254	--	168,254
Subordinated debentures	60,570	--	55,954	--	55,954
Interest payable	1,800	--	1,800	--	1,800

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

NOTE 17:           COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers throughout Arkansas, Kansas, Missouri and Tennessee, as well as credit card loans to customers throughout the United States.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2016, the Company had outstanding commitments to extend credit aggregating approximately $562,527,000 and $1,220,137,000 for credit card commitments and other loan commitments, respectively. At December 31, 2015, the Company had outstanding commitments to extend credit aggregating approximately $497,961,000 and $805,673,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $29,362,000 and $23,515,000 at December 31, 2016 and 2015, respectively, with terms ranging from 9 months to 15 years. At December 31, 2016 and 2015, the Company had no deferred revenue under standby letter of credit agreements.

At December 31, 2016, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 18:           NEW ACCOUNTING STANDARDS

In February 2015, the FASB issued ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 became effective for annual and interim periods beginning after December 15, 2015. The adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures.

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

In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is an update to the effective date in ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). ASU2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 is effective prospectively, for annual and interim periods, beginning after December 15, 2017. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position or disclosures. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. We believe that for most revenue streams within the scope of ASU 2015-14, the amendments will not change the timing of when the revenue is recognized. We will continue to evaluate the impact focusing on noninterest income sources within the scope of ASU 2015-14; however, we do not expect adoption to have a material impact on the Company’s results of operations, financial position or disclosures.

In September 2015, the FASB issued ASU 2015-16 – Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined.  The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined.  Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date.  ASU 2015-16 is effective for fiscal periods beginning after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 makes changes primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures, but it is not expected to have a material impact.

In February 2016, the FASB issued ASU 2016-02 – Leases (“ASU 2016-02”). ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based on leases outstanding as of December 31, 2016, we do not expect the new standard to have a material impact on our results of operations, but anticipate increases in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

In March 2016, the FASB issued ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this standard is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP (“Accounting Principles Generally Accepted in the United States of America”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have formed a cross functional team that is assessing our data and system needs and is evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on the Company’s results of operations, financial position or disclosures.

In August 2016 the FASB issued ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard also provides guidance on when an entity should separate or aggregate cash flows based on the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures, but it is not expected to have a material impact.

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

NOTE 20:           STOCKHOLDERS’ EQUITY

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Under applicable banking laws, the declaration of dividends by Simmons Bank in any year in an amount equal to or greater than 75% of its net profits after all taxes for that year plus 75% of the retained net profits for the immediately preceding year must be approved by the Arkansas State Bank Department.   At December 31, 2016, the Company subsidiary bank had approximately $3.6 million in undivided profits available for payment of dividends to the Company without prior approval of the regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2016, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s and the subsidiary Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)

As of December 31, 2016
Total Risk-Based Capital Ratio
Simmons First National Corporation	$912,948	15.1	$483,681	8.0	$	N/A
Simmons Bank	830,921	13.8	481,693	8.0		602,117	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	872,707	14.5	361,120	6.0		N/A
Simmons Bank	790,673	13.2	359,397	6.0		479,196	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	812,310	13.5	270,770	4.5		N/A
Simmons Bank	790,673	13.2	269,548	4.5		389,347	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	872,707	11.0	317,348	4.0		N/A
Simmons Bank	790,673	10.0	316,269	4.0		395,337	5.0

As of December 31, 2015
Total Risk-Based Capital Ratio
Simmons First National Corporation	$843,227	16.7	$403,941	8.0	$	N/A
Simmons Bank	734,170	14.6	402,285	8.0		502,856	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	808,159	16.0	303,060	6.0		N/A
Simmons Bank	699,102	13.9	301,771	6.0		402,361	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	716,737	14.2	227,135	4.5		N/A
Simmons Bank	699,102	13.9	226,328	4.5		326,918	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	808,159	11.2	288,628	4.0		N/A
Simmons Bank	699,102	9.7	288,289	4.0		360,362	5.0

NOTE 21:           CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2016 and 2015

(In thousands)	2016	2015

ASSETS
Cash and cash equivalents	$93,266	$119,383
Investment securities	79	2,049
Investments in wholly-owned subsidiaries	1,141,294	1,051,842
Loans	1,083	--
Intangible assets, net	133	133
Premises and equipment	11,534	5,338
Other assets	27,955	28,245
TOTAL ASSETS	$1,275,344	$1,206,990

LIABILITIES
Long-term debt	$108,326	$112,870
Other liabilities	15,907	17,265
Total liabilities	124,233	130,135

STOCKHOLDERS’ EQUITY
Preferred stock	--	30,852
Common stock	313	303
Surplus	711,976	662,378
Undivided profits	454,034	385,987
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income taxes of ($9,818) and ($1,720) at December 31, 2016 and 2015 respectively	(15,212)	(2,665)
Total stockholders’ equity	1,151,111	1,076,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,275,344	$1,206,990

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In thousands)	2016	2015	2014

INCOME
Dividends from subsidiaries	$83,710	$84,128	$43,366
Other income	2,465	2,303	6,927
Income	86,175	86,431	50,293
EXPENSE	21,990	24,594	23,024
Income before income taxes and equity in undistributed net income of subsidiaries	64,185	61,837	27,269
Provision for income taxes	(7,557)	(8,251)	(6,330)

Income before equity in undistributed net income of subsidiaries	71,742	70,088	33,599
Equity in undistributed net income of subsidiaries	25,072	4,276	2,089

NET INCOME	96,814	74,364	35,688
Preferred stock dividends	24	257	--

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$96,790	$74,107	$35,688

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In thousands)	2016	2015	2014

NET INCOME	$96,814	$74,364	$35,688

OTHER COMPREHENSIVE INCOME
Equity in other comprehensive (loss) income of subsidiaries	(12,547)	(1,329)	1,666

COMPREHENSIVE INCOME	$84,267	$73,035	$37,354

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$96,814	$74,364	$35,688
Items not requiring (providing) cash
Stock-based compensation expense	3,418	4,018	1,423
Depreciation and amortization	700	317	139
Deferred income taxes	(2,526)	1,287	1,338
Equity in undistributed net income of bank subsidiaries	(25,072)	(4,276)	(2,089)

Changes in
Other assets	2,816	(15,232)	(1,296)
Other liabilities	(1,358)	13,121	(1,103)
Net cash provided by operating activities	74,792	73,599	34,100

CASH FLOWS FROM INVESTING ACTIVITIES

Net originations of loans	(1,710)	--	--
Net purchases of premises and equipment	(6,896)	56	(5,435)
Additional investment in subsidiary	--	--	288
Proceeds from maturities of available-for-sale securities	1,973	--	--
Purchases of available-for-sale securities	(3)	(354)	1,504
Cash received (paid) in business combinations	(35,048)	44,173	(1,640)
Net cash (used in) provided by investing activities	(41,684)	43,875	(5,283)

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayment) issuance of long-term debt	(4,544)	8,126	(2,900)
Issuance of common stock, net	4,938	3,529	2,023
Dividends paid on preferred stock	(24)	(257)	--
Dividends paid on common stock	(28,743)	(27,026)	(15,359)
Redemption of preferred stock	(30,852)	--	--
Net cash used in financing activities	(59,225)	(15,628)	(16,236)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,117)	101,846	12,581

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	119,383	17,537	4,956

CASH AND CASH EQUIVALENTS, END OF YEAR	$93,266	$119,383	$17,537

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2016.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

(b) Changes in Internal Controls. The Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2016 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2017, to be filed pursuant to Regulation 14A on or about March 14, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2017, to be filed pursuant to Regulation 14A on or about March 14, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2017, to be filed pursuant to Regulation 14A on or about March 14, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2017, to be filed pursuant to Regulation 14A on or about March 14, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2017, to be filed pursuant to Regulation 14A on or about March 14, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.11	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.12	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.13	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for December 14, 2016 (File No. 000-06253)).

2.13	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for January 23, 2017 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.1	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.2	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust II (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.3	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust II (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.4	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.5	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust III (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.6	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust III (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.7	Amended and Restated Trust Agreement, dated as of December 16, 2003, among the Company, Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware and each of J. Thomas May, Barry L. Crow and Bob Fehlman as administrative trustees, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.8	Guarantee Agreement, dated as of December 16, 2003, between the Company and Deutsche Bank Trust Company Americas, as guarantee trustee, with respect to Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.9	Junior Subordinated Indenture, dated as of December 16, 2003, among the Company and Deutsche Bank Trust Company Americas, as trustee, with respect to the junior subordinated note held by Simmons First Capital Trust IV (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

10.10	Indenture, dated as of June 23, 2005, between Community First Bancshares, Inc., and Deutsche Bank Trust Company Americas, as trustee, relating to subordinated debentures due June 30, 2035 (incorporated by reference to Exhibit 4.1 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.11	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of June 23, 2005, between Simmons First National Corporation and Deutsche Bank Trust Company Americas , as trustee (incorporated by reference to Exhibit 4.2 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.12	Indenture, dated as of September 10, 2007, between Community First Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due September 15, 2037 (incorporated by reference to Exhibit 4.3 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.13	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of September 10, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.4 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.14	Indenture, dated as of December 5, 2003, between Liberty Bancshares, Inc., and U. S. Bank National Association, as trustee, relating to subordinated debentures due December 5, 2033 (incorporated by reference to Exhibit 4.5 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.15	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of December 5, 2003, between Simmons First National Corporation and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.16	Indenture, dated as of October 13, 2004, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due October 18, 2034 (incorporated by reference to Exhibit 4.7to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.17	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of October 13, 2004, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.18	Indenture, dated as of March 23, 2007, between Liberty Bancshares, Inc., and Wilmington Trust Company, as trustee, relating to subordinated debentures due June 6, 2037 (incorporated by reference to Exhibit 4.9to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.19	First Supplemental Indenture, dated as of February 27, 2015, to Indenture, dated as of March 23, 2007, between Simmons First National Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.10 to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

10.20	Executive Severance Agreement for George A. Makris, Jr. (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.21	Executive Severance Agreement for Stephen C. Massanelli (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.22	Executive Severance Agreement for Barry Ledbetter (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.23	Executive Severance Agreement for Steve Wade (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.24	Amended and Restated Deferred Compensation Agreement for Barry K. Ledbetter effective February 27, 2017.*

10.25	Amended and Restated Deferred Compensation Agreement for Robert A. Fehlman effective February 27, 2017.*

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14	Code of Ethics, dated December 2003, for CEO, CFO, controller and other accounting officers (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Patrick A. Burrow	February 28, 2017
Patrick A. Burrow, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 28, 2017.

Signature	Title

/s/ George A. Makris, Jr.	Chairman and Chief Executive Officer
George A. Makris, Jr.	and Director

/s/ Robert A. Fehlman	Senior Executive Vice President,
Robert A. Fehlman	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President, Controller and
David W. Garner	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jay D. Burchfield	Director
Jay D. Burchfield

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Christopher R. Kirkland	Director
Christopher R. Kirkland

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Joe D. Porter	Director
Joe D. Porter

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Malynda K. West	Director
Malynda K. West

