Form 10-Q
period 2017-03-31
SIMMONS FIRST NATIONAL CORP
filed 2017-05-09
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2017	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  ☐ Yes   ☒ No

The number of shares outstanding of the Registrant’s Common Stock as of April 26, 2017, was 31,390,446.

Simmons First National Corporation

Quarterly Report on Form 10-Q

March 31, 2017

Part I:  Financial Information

Item 1.  Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(In thousands, except share data)	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$103,875	$117,007
Interest bearing balances due from banks	201,406	168,652
Cash and cash equivalents	305,281	285,659
Interest bearing balances due from banks - time	4,563	4,563
Investment securities
Held-to-maturity	431,176	462,096
Available-for-sale	1,257,813	1,157,354
Total investments	1,688,989	1,619,450
Mortgage loans held for sale	9,754	27,788
Assets held in trading accounts	55	41
Loans:
Legacy loans	4,632,905	4,327,207
Allowance for loan losses	(37,865)	(36,286)
Loans acquired, net of discount and allowance	1,144,291	1,305,683
Net loans	5,739,331	5,596,604
Premises and equipment	221,880	199,359
Premises held for sale	4,611	6,052
Foreclosed assets	26,421	26,895
Interest receivable	26,089	27,788
Bank owned life insurance	139,439	138,620
Goodwill	350,035	348,505
Other intangible assets	51,408	52,959
Other assets	58,782	65,773
Total assets	$8,626,638	$8,400,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,554,675	$1,491,676
Interest bearing transaction accounts and savings deposits	3,987,730	3,956,483
Time deposits	1,245,883	1,287,060
Total deposits	6,788,288	6,735,219
Federal funds purchased and securities sold under agreements to repurchase	110,007	115,029
Other borrowings	441,074	273,159
Subordinated debentures	60,503	60,397
Accrued interest and other liabilities	55,877	65,141
Total liabilities	7,455,749	7,248,945

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 31,388,357 and 31,277,723 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	314	313
Surplus	716,564	711,976
Undivided profits	468,309	454,034
Accumulated other comprehensive loss	(14,298)	(15,212)
Total stockholders’ equity	1,170,889	1,151,111
Total liabilities and stockholders’ equity	$8,626,638	$8,400,056

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
	(Unaudited)
INTEREST INCOME
Loans	$68,728	$66,678
Federal funds sold	1	10
Investment securities	9,451	8,506
Mortgage loans held for sale	126	278
Assets held in trading accounts	--	6
Interest bearing balances due from banks	121	144
TOTAL INTEREST INCOME	78,427	75,622

INTEREST EXPENSE
Deposits	4,204	3,654
Federal funds purchased and securities sold under agreements to repurchase	75	65
Other borrowings	1,194	1,128
Subordinated debentures	574	543
TOTAL INTEREST EXPENSE	6,047	5,390

NET INTEREST INCOME	72,380	70,232
Provision for loan losses	4,307	2,823

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,073	67,409

NON-INTEREST INCOME
Trust income	4,212	3,631
Service charges on deposit accounts	8,102	7,316
Other service charges and fees	2,197	2,867
Mortgage and SBA lending income	2,423	2,834
Investment banking income	690	687
Debit and credit card fees	7,934	7,200
Bank owned life insurance income	818	997
Gain on sale of securities, net	63	329
Other income	3,621	3,642
TOTAL NON-INTEREST INCOME	30,060	29,503

NON-INTEREST EXPENSE
Salaries and employee benefits	35,536	34,773
Occupancy expense, net	4,663	4,471
Furniture and equipment expense	4,443	3,947
Other real estate and foreclosure expense	589	966
Deposit insurance	680	1,148
Merger related costs	524	93
Other operating expenses	19,887	16,391
TOTAL NON-INTEREST EXPENSE	66,322	61,789

INCOME BEFORE INCOME TAXES	31,811	35,123
Provision for income taxes	9,691	11,618

NET INCOME	22,120	23,505
Preferred stock dividends	--	24
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$22,120	$23,481
BASIC EARNINGS PER SHARE	$0.71	$0.77
DILUTED EARNINGS PER SHARE	$0.70	$0.77

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
(In thousands)	2017	2016
	(Unaudited)

NET INCOME	$22,120	$23,505

OTHER COMPREHENSIVE INCOME
Unrealized holding gains arising during the period on available-for-sale securities	1,567	10,582
Less: Reclassification adjustment for realized gains included in net income	63	329
Other comprehensive gain, before tax effect	1,504	10,253
Less: Tax effect of other comprehensive (loss) income	590	4,022

TOTAL OTHER COMPREHENSIVE INCOME	914	6,231

COMPREHENSIVE INCOME	$23,034	$29,736

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(In thousands)	March 31, 2017	March 31, 2016
	(Unaudited)
OPERATING ACTIVITIES
Net income	$22,120	$23,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,953	4,087
Provision for loan losses	4,307	2,823
Gain on sale of available-for-sale securities	(63)	(329)
Net accretion of investment securities and assets	(6,766)	(10,991)
Net amortization on borrowings	106	101
Stock-based compensation expense	2,329	706
Loss on sale of premises and equipment, net of impairment	43	--
(Gain) loss on sale of foreclosed assets held for sale	(326)	93
Gain on sale of mortgage loans held for sale	(2,360)	(2,675)
Deferred income taxes	3,090	108
Increase in cash surrender value of bank owned life insurance	(818)	(997)
Originations of mortgage loans held for sale	(88,870)	(122,123)
Proceeds from sale of mortgage loans held for sale	109,264	130,500
Changes in assets and liabilities:
Interest receivable	1,699	2,248
Assets held in trading accounts	(14)	(2,652)
Other assets	3,901	(6,399)
Accrued interest and other liabilities	(16,913)	(24,666)
Income taxes payable	6,123	1,546
Net cash provided by (used in) operating activities	41,805	(5,115)

INVESTING ACTIVITIES
Net originations of loans	(144,651)	(6,196)
Decrease in due from banks - time	--	2,919
Purchases of premises and equipment, net	(25,924)	(2,782)
Proceeds from sale of premises and equipment	1,394	--
Proceeds from sale of foreclosed assets held for sale	2,844	5,675
Proceeds from sale of available-for-sale securities	--	47,191
Proceeds from maturities of available-for-sale securities	26,373	18,681
Purchases of available-for-sale securities	(123,787)	(92,592)
Proceeds from maturities of held-to-maturity securities	32,051	36,961
Purchases of held-to-maturity securities	(860)	(6,162)
Proceeds from bank owned life insurance death benefits	--	1,876
Net cash (used in) provided by investing activities	(232,560)	5,571

FINANCING ACTIVITIES
Net change in deposits	53,069	(6,321)
Repayments of subordinated debentures	--	(594)
Dividends paid on preferred stock	--	(24)
Dividends paid on common stock	(7,845)	(7,203)
Net change in other borrowed funds	167,915	14,540
Net change in federal funds purchased and securities sold under agreements to repurchase	(5,022)	(1,969)
Net shares issued under stock compensation plans	2,260	2,766
Redemption of preferred stock	--	(30,852)
Net cash provided by (used in) financing activities	210,377	(29,657)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,622	(29,201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	285,659	252,262

CASH AND CASH EQUIVALENTS, END OF PERIOD	$305,281	$223,061

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2017 and 2016

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2015	$30,852	$303	$662,378	$(2,665)	$385,987	$1,076,855

Comprehensive income	--	--	--	6,231	23,505	29,736
Stock issued for employee stock purchase plan – 6,002 shares	--	--	231	--	--	231
Stock-based compensation plans, net – 40,065	--	--	3,241	--	--	3,241
Preferred stock redeemed	(30,852)	--	--	--	--	(30,852)
Dividends on preferred stock	--	--	--	--	(24)	(24)
Dividends on common stock – $0.24 per share	--	--	--	--	(7,203)	(7,203)

Balance, March 31, 2016 (Unaudited)	--	303	665,850	3,566	402,265	1,071,984

Comprehensive income	--	--	--	(18,778)	73,309	54,531
Stock issued for employee stock purchase plan – 9,733 shares	--	--	355	--	--	355
Stock-based compensation plans, net – 107,750	--	2	4,527	--	--	4,529
Stock issued for Citizens National acquisition – 835,741 common shares	--	8	41,244	--	--	41,252
Cash dividends – $0.72 per share	--	--	--	--	(21,540)	(21,540)

Balance, December 31, 2016	--	313	711,976	(15,212)	454,034	1,151,111

Comprehensive income	--	--	--	914	22,120	23,034
Stock issued for employee stock purchase plan – 13,001 shares	--	--	618	--	--	618
Stock-based compensation plans, net – 97,633	--	1	3,970	--	--	3,971
Dividends on common stock – $0.25 per share	--	--	--	--	(7,845)	(7,845)

Balance, March 31, 2017 (Unaudited)	$--	$314	$716,564	$(14,298)	$468,309	$1,170,889

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

In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made.  Certain gains and fees were reclassified within non-interest income categories in the 2016 financial statements to conform to the 2017 presentation. These reclassifications were not material to the consolidated financial statements. The consolidated balance sheet of the Company as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K Annual Report for 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recently Issued Accounting Pronouncements

ASU 2017-08 – Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments shorten the amortization period by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We elected to adopt the provisions of ASU 2017-08 during the quarter ended March 31, 2017 in advance of the required application date. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

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

ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 became effective for annual and interim periods beginning after December 15, 2016. The prospective adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures. The impact of the requirement to report those income tax effects in earnings reduced reported federal and state income tax expense by $1.2 million for the three months ended March 31, 2017.

ASU 2016-02 – Leases (“ASU 2016-02”). ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based on leases outstanding as of March 31, 2017, we do not expect the new standard to have a material impact on our results of operations, but anticipate increases in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

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

ASU 2015-16 – Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined.  The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined.  Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 became effective for annual and interim periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. The adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures.

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

There have been no other significant changes to the Company’s accounting policies from the 2016 Form 10-K.  Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

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

For impaired loans accounted for under ASC Topic 310-30, the Company continues to estimate cash flows expected to be collected on these loans. The Company evaluates at each balance sheet date whether the present value of the loans determined using the effective interest rates has decreased significantly and if so, recognizes a provision for loan loss in the consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the loan.

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

Following is the computation of earnings per common share for the three months ended March 31, 2017 and 2016:

(In thousands, except per share data)	2017	2016

Net income available to common shareholders	$22,120	$23,481

Average common shares outstanding	31,351	30,326
Average potential dilutive common shares	262	156
Average diluted common shares	31,613	30,482

Basic earnings per share	$0.71	$0.77
Diluted earnings per share (1)	$0.70	$0.77

_________________________________

(1)	Stock options to purchase 319,650 shares for the three months ended March 31, 2016, were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price. There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three months ended March 31, 2017.

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

Goodwill of $23.0 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the east Tennessee market and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Citizens transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Citizens	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$131,467	$--	$131,467
Federal funds sold	10,000	--	10,000
Investment securities	61,987	1	61,988
Loans acquired	350,361	(9,511)	340,850
Allowance for loan losses	(4,313)	4,313	--
Foreclosed assets	4,960	(1,518)	3,442
Premises and equipment	6,746	1,339	8,085
Bank owned life insurance	6,632	--	6,632
Core deposit intangible	--	5,075	5,075
Other intangibles	--	591	591
Other assets	17,364	6	17,370
Total assets acquired	$585,204	$296	$585,500

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$109,281	$--	$109,281
Interest bearing transaction accounts and savings deposits	204,912	--	204,912
Time deposits	195,664	--	195,664
Total deposits	509,857	--	509,857
Securities sold under agreement to repurchase	13,233	--	13,233
FHLB borrowings	4,000	47	4,047
Accrued interest and other liabilities	3,558	1,530	5,088
Total liabilities assumed	530,648	1,577	532,225
Equity	54,556	(54,556)	--
Total equity assumed	54,556	(54,556)	--
Total liabilities and equity assumed	$585,204	$(52,979)	$532,225
Net assets acquired			53,275
Purchase price			76,300
Goodwill			$23,025

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

Other intangibles – This intangible assets represent the value of the relationships that Citizens had with their trust customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Other intangibles established prior to the acquisitions, if applicable, was written off.

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

Securities sold under agreement to repurchase – The carrying amount of securities sold under agreement to repurchase is a reasonable estimate of fair value based on the short-term nature of these liabilities.

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

Hardeman conducts banking business from 10 branches located in western Tennessee. As of December 31, 2016, Hardeman had approximately $477 million in assets, $255 million in loans and $395 million in deposits. Federal Reserve approval for the transaction was granted on April 28, 2017 and the transaction was approved by the shareholders of Hardeman on May 4, 2017. The Company expects to close the transaction on May 15, 2017. Upon closing, Hardeman will merge into the Company.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity and available-for-sale are as follows:

	March 31, 2017				December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$68,895	$77	$(187)	$68,785	$76,875	$107	$(182)	$76,800
Mortgage-backed securities	18,743	51	(230)	18,564	19,773	63	(249)	19,587
State and political subdivisions	341,854	5,388	(574)	346,668	362,532	4,967	(842)	366,657
Other securities	1,684	--	--	1,684	2,916	--	--	2,916
Total HTM	$431,176	$5,516	$(991)	$435,701	$462,096	$5,137	$(1,273)	$465,960

Available-for-Sale
U.S. Treasury	$--	$--	$--	$--	$300	$--	$--	$300
U.S. Government agencies	144,364	117	(2,125)	142,356	140,005	67	(2,301)	137,771
Mortgage-backed securities	943,925	187	(16,835)	927,277	885,783	178	(17,637)	868,324
State and political subdivisions	135,538	381	(5,172)	130,747	108,374	38	(5,469)	102,943
Other securities	56,207	1,227	(1)	57,433	47,022	996	(2)	48,016
Total AFS	$1,280,034	$1,912	$(24,133)	$1,257,813	$1,181,484	$1,279	$(25,409)	$1,157,354

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at March 31, 2017, was $1.2 billion, which is approximately 71.6% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$32,864	$(136)	$19,948	$(51)	$52,812	$(187)
Mortgage-backed securities	11,209	(191)	1,361	(39)	12,570	(230)
State and political subdivisions	44,857	(573)	195	(1)	45,052	(574)
Total HTM	$88,930	$(900)	$21,504	$(91)	$110,434	$(991)

Available-for-Sale
U.S. Government agencies	$128,270	$(2,125)	$--	$--	$128,270	$(2,125)
Mortgage-backed securities	866,277	(16,748)	9,776	(87)	876,053	(16,835)
State and political subdivisions	94,613	(5,172)	--	--	94,613	(5,172)
Other securities	99	(1)	--	--	99	(1)
Total AFS	$1,089,259	$(24,046)	$9,776	$(87)	$1,099,035	$(24,133)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of March 31, 2017, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2017, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three months ended March 31, 2017 and 2016, is as follows:

(In thousands)	2017	2016

Taxable:
Held-to-maturity	$661	$876
Available-for-sale	5,816	4,434

Non-taxable:
Held-to-maturity	2,283	3,146
Available-for-sale	691	50
Total	$9,451	$8,506

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$44,557	$44,538	$1,469	$1,469
After one through five years	117,375	117,821	101,508	100,443
After five through ten years	101,468	102,403	12,742	12,691
After ten years	149,033	152,375	165,283	159,598
Securities not due on a single maturity date	18,743	18,564	943,925	927,277
Other securities (no maturity)	--	--	55,107	56,335
Total	$431,176	$435,701	$1,280,034	$1,257,813

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $971.5 million at March 31, 2017 and $915.2 million at December 31, 2016.

There were $63,000 of gross realized gains and no realized losses from the sale of available for sale securities during the three months ended March 31, 2017. There were $329,000 of gross realized gains and no realized losses from the sale of available for sale securities during the three months ended March 31, 2016.

The state and political subdivision debt obligations are primarily non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Tennessee and Texas, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2017, the Company’s loan portfolio was $5.777 billion, compared to $5.633 billion at December 31, 2016.  The various categories of loans are summarized as follows:

(In thousands)	March 31, 2017	December 31, 2016

Consumer:
Credit cards	$171,947	$184,591
Other consumer	349,200	303,972
Total consumer	521,147	488,563
Real Estate:
Construction	365,051	336,759
Single family residential	957,717	904,245
Other commercial	1,959,677	1,787,075
Total real estate	3,282,445	3,028,079
Commercial:
Commercial	657,606	639,525
Agricultural	141,125	150,378
Total commercial	798,731	789,903
Other	30,582	20,662
Loans	4,632,905	4,327,207
Loans acquired, net of discount and allowance (1)	1,144,291	1,305,683
Total loans	$5,777,196	$5,632,890

_________________________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	March 31, 2017	December 31, 2016

Consumer:
Credit cards	$230	$373
Other consumer	2,415	1,793
Total consumer	2,645	2,166
Real estate:
Construction	2,735	3,411
Single family residential	12,676	12,139
Other commercial	22,627	12,385
Total real estate	38,038	27,935
Commercial:
Commercial	9,992	7,765
Agricultural	2,238	1,238
Total commercial	12,230	9,003
Total	$52,913	$39,104

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2017
Consumer:
Credit cards	$814	$420	$1,234	$170,713	$171,947	$190
Other consumer	3,157	1,347	4,504	344,696	349,200	--
Total consumer	3,971	1,767	5,738	515,409	521,147	190
Real estate:
Construction	844	1,452	2,296	362,755	365,051	--
Single family residential	6,650	6,538	13,188	944,529	957,717	41
Other commercial	5,275	7,428	12,703	1,946,974	1,959,677	--
Total real estate	12,769	15,418	28,187	3,254,258	3,282,445	41
Commercial:
Commercial	4,496	6,698	11,194	646,412	657,606	--
Agricultural	594	1,138	1,732	139,393	141,125	--
Total commercial	5,090	7,836	12,926	785,805	798,731	--
Other	--	--	--	30,582	30,582	--
Total	$21,830	$25,021	$46,851	$4,586,054	$4,632,905	$231

December 31, 2016
Consumer:
Credit cards	$716	$275	$991	$183,600	$184,591	$275
Other consumer	3,786	1,027	4,813	299,159	303,972	11
Total consumer	4,502	1,302	5,804	482,759	488,563	286
Real estate:
Construction	1,420	1,246	2,666	334,093	336,759	--
Single family residential	6,310	5,927	12,237	892,008	904,245	14
Other commercial	4,212	6,722	10,934	1,776,141	1,787,075	--
Total real estate	11,942	13,895	25,837	3,002,242	3,028,079	14
Commercial:
Commercial	2,040	5,296	7,336	632,189	639,525	--
Agricultural	121	1,215	1,336	149,042	150,378	--
Total commercial	2,161	6,511	8,672	781,231	789,903	--
Other	--	--	--	20,662	20,662	--
Total	$18,605	$21,708	$40,313	$4,286,894	$4,327,207	$300

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

March 31, 2017						Three Months Ended March 31, 2017
Consumer:
Credit cards	$230	$230	$--	$230	$--	$302	$5
Other consumer	2,507	2,412	3	2,415	1	2,107	13
Total consumer	2,737	2,642	3	2,645	1	2,409	18
Real estate:
Construction	2,943	1,697	1,038	2,735	156	3,074	20
Single family residential	13,654	11,544	1,407	12,951	152	12,667	81
Other commercial	25,623	7,852	16,584	24,436	529	19,321	123
Total real estate	42,220	21,093	19,029	40,122	837	35,062	224
Commercial:
Commercial	13,848	4,226	8,154	12,380	708	11,344	72
Agricultural	3,356	2,238	--	2,238	--	1,726	11
Total commercial	17,204	6,464	8,154	14,618	708	13,070	83
Total	$62,161	$30,199	$27,186	$57,385	$1,546	$50,541	$325

December 31, 2016						Three Months Ended March 31, 2016
Consumer:
Credit cards	$373	$373	$--	$373	$--	$240	$10
Other consumer	1,836	1,797	3	1,800	1	441	6
Total consumer	2,209	2,170	3	2,173	1	681	16
Real estate:
Construction	4,275	1,038	2,374	3,412	156	4,910	65
Single family residential	12,970	10,630	1,753	12,383	162	6,628	88
Other commercial	20,993	6,891	7,315	14,206	99	11,245	149
Total real estate	38,238	18,559	11,442	30,001	417	22,783	302
Commercial:
Commercial	11,848	2,734	7,573	10,307	262	2,110	28
Agricultural	2,226	1,215	--	1,215	--	403	5
Total commercial	14,074	3,949	7,573	11,522	262	2,513	33
Total	$54,521	$24,678	$19,018	$43,696	$680	$25,977	$351

At March 31, 2017, and December 31, 2016, impaired loans, net of government guarantees and excluding loans acquired, totaled $57.4 million and $43.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $1.5 million and $680,000 at March 31, 2017 and December 31, 2016, respectively. Approximately $325,000 of interest income was recognized on average impaired loans of $50.5 million for the three months ended March 31, 2017.  Interest income recognized on impaired loans on a cash basis during the three months ended March 31, 2017 and 2016 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

March 31, 2017
Consumer:
Other consumer	--	$--	1	$3	1	$3
Total consumer	--	--	1	3	1	3
Real estate:
Construction	--	--	1	456	1	456
Single-family residential	3	166	26	1,691	29	1,857
Other commercial	23	8,894	4	8,115	27	17,009
Total real estate	26	9,060	31	10,262	57	19,322
Commercial:
Commercial	15	1,773	10	1,055	25	2,828
Total commercial	15	1,773	10	1,055	25	2,828
Total	41	$10,833	42	$11,320	83	$22,153

December 31, 2016
Consumer:
Other consumer	--	$--	1	$3	1	$3
Total consumer	--	--	1	3	1	3
Real estate:
Construction	--	--	1	18	1	18
Single-family residential	3	167	29	2,078	32	2,245
Other commercial	23	9,048	2	780	25	9,828
Total real estate	26	9,215	32	2,876	58	12,091
Commercial:
Commercial	15	1,783	5	297	20	2,080
Total commercial	15	1,783	5	297	20	2,080
Total	41	$10,998	38	$3,176	79	$14,174

The following table presents loans that were restructured as TDRs during the three months ended March 31, 2017 and 2016, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended March 31, 2017
Real estate:
Commercial	1	$456	$456	$456	$--	$--
Single-family residential
Other commercial	2	7,362	7,362	7,362	--	33
Total real estate	3	7,818	7,818	7,818	--	33
Commercial:
Commercial	5	$770	$760	$760	$--	$--
Total commercial	5	770	760	760	--	--
Total	8	$8,588	$8,578	$8,578	$--	$33

Three Months Ended March 31, 2016
Real estate:
Single-family residential	2	$178	$178	$178	$--	$--
Other commercial	24	8,614	8,567	8,567
Total real estate	26	8,792	8,745	8,745	--	--
Commercial:
Commercial	2	$173	$172	$172	$--	$--
Total commercial	2	173	172	172	--	--
Total	28	$8,965	$8,917	$8,917	$--	$--

During the three months ended March 31, 2017, the Company modified 8 loans with a recorded investment of $8.6 million prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by deferring amortized principal payments and requiring interest only payments for a period of up to 12 months.  Based on the fair value of the collateral, a specific reserve of $26,000 was determined necessary for these loans.  Also, the financial impact from the restructuring of these loans was $33,000 from the charge-off interest on the date of restructure.

During the three months ended March 31, 2016, the Company modified 28 loans with a recorded investment of $9.0 million prior to modification which was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $293,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one commercial real estate loan for which a payment default occurred during the three months ended March 31, 2017. There were no loans for which a payment default occurred during the three months ended March 31, 2016, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $242,300 and $166,500 at March 31, 2017 and 2016, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At March 31, 2017 and December 31, 2016, the Company had $2,117,000 and $1,714,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2017 and December 31, 2016, the Company had $4,492,000 and $5,094,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $8.7 million and $17.8 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of March 31, 2017 and December 31, 2016, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $44.8 million and $47.8 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at March 31, 2017 and December 31, 2016, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $170.2 million and $166.0 million, as of March 31, 2017 and December 31, 2016, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2017 and December 31, 2016, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2017
Consumer:
Credit cards	$171,527	$--	$420	$--	$--	$171,947
Other consumer	346,475	24	2,701	--	--	349,200
Total consumer	518,002	24	3,121	--	--	521,147
Real estate:
Construction	359,141	147	5,747	16	--	365,051
Single family residential	927,522	3,816	26,224	155	--	957,717
Other commercial	1,897,018	7,456	55,203	--	--	1,959,677
Total real estate	3,183,681	11,419	87,174	171	--	3,282,445
Commercial:
Commercial	633,310	1,175	23,116	5	--	657,606
Agricultural	137,869	103	3,130	23	--	141,125
Total commercial	771,179	1,278	26,246	28	--	798,731
Other	30,582	--	--	--	--	30,582
Loans acquired	1,064,735	26,098	51,946	1,512	--	1,144,291
Total	$5,568,179	$38,819	$168,487	$1,711	$--	$5,777,196

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2016
Consumer:
Credit cards	$183,943	$--	$648	$--	$--	$184,591
Other consumer	301,632	26	2,314	--	--	303,972
Total consumer	485,575	26	2,962	--	--	488,563
Real estate:
Construction	330,080	98	6,565	16	--	336,759
Single family residential	875,603	4,024	24,460	158	--	904,245
Other commercial	1,738,207	6,874	41,994	--	--	1,787,075
Total real estate	2,943,890	10,996	73,019	174	--	3,028,079
Commercial:
Commercial	616,805	558	22,162	--	--	639,525
Agricultural	148,218	104	2,033	--	23	150,378
Total commercial	765,023	662	24,195	--	23	789,903
Other	20,662	--	--	--	--	20,662
Loans acquired	1,217,886	22,181	64,075	1,541	--	1,305,683
Total	$5,433,036	$33,865	$164,251	$1,715	$23	$5,632,890

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2017
Balance, beginning of period	$7,739	$21,817	$3,779	$2,951	$36,286
Provision for loan losses(1)	696	860	758	1,243	3,557
Charge-offs	(292)	(656)	(1,044)	(1,174)	(3,166)
Recoveries	30	232	236	690	1,188
Net charge-offs	(262)	(424)	(808)	(484)	(1,978)
Balance, March 31, 2017(2)	$8,173	$22,253	$3,729	$3,710	$37,865

Period-end amount allocated to:
Loans individually evaluated for impairment	$708	$837	$--	$1	$1,546
Loans collectively evaluated for impairment	7,465	21,416	3,729	3,709	36,319
Balance, March 31, 2017(2)	$8,173	$22,253	$3,729	$3,710	$37,865

Activity in the allowance for loan losses for the three months ended March 31, 2016 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended March 31, 2016
Balance, beginning of period	$5,985	$19,522	$3,893	$1,951	$31,351
Provision for loan losses	1,567	520	481	255	2,823
Charge-offs	(476)	(229)	(859)	(393)	(1,957)
Recoveries	7	112	242	103	464
Net charge-offs	(469)	(117)	(617)	(290)	(1,493)
Balance, March 31, 2016(2)	$7,083	$19,925	$3,757	$1,916	$32,681

Period-end amount allocated to:
Loans individually evaluated for impairment	$101	$2,811	$--	$11	$2,923
Loans collectively evaluated for impairment	6,982	17,114	3,757	1,905	29,758
Balance, March 31, 2016(2)	$7,083	$19,925	$3,757	$1,916	$32,681

Period-end amount allocated to:
Loans individually evaluated for impairment	$262	$417	$--	$1	$680
Loans collectively evaluated for impairment	7,477	21,400	3,779	2,950	35,606
Balance, December 31, 2016(2)	$7,739	$21,817	$3,779	$2,951	$36,286

(1)	Provision for loan losses of $750,000 attributable to loans acquired was excluded from this table for the three months ended March 31, 2017 (total provision for loan losses for the three months ended March 31, 2017 was $4,307,000). There were $1.3 million in charge-offs for acquired loans during the three months ended March 31, 2017, resulting in an ending balance in the allowance related to loans acquired of $435,000. There was no provision on acquired loans during the three months ended March 31, 2016.
(2)	Allowance for loan losses at March 31, 2017 includes $435,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2016 and March 31, 2016 includes $954,000, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2017 was $38,300,000 and total allowance for loan losses at December 31, 2016 and March 31, 2016 was $37,240,000 and $33,635,000, respectively.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

March 31, 2017
Loans individually evaluated for impairment	$14,618	$40,122	$230	$2,415	$57,385
Loans collectively evaluated for impairment	784,113	3,242,323	171,717	377,367	4,575,520
Balance, end of period	$798,731	$3,282,445	$171,947	$379,782	$4,632,905

December 31, 2016
Loans individually evaluated for impairment	$11,522	$30,001	$373	$1,800	$43,696
Loans collectively evaluated for impairment	778,381	2,998,078	184,218	322,834	4,283,511
Balance, end of period	$789,903	$3,028,079	$184,591	$324,634	$4,327,207

NOTE 5: LOANS ACQUIRED

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all acquired loans as of March 31, 2017 and December 31, 2016:

	Loans Acquired
(in thousands)	March 31, 2017	December 31, 2016

Consumer:
Other consumer	$39,497	$49,677
Total consumer	39,497	49,677
Real estate:
Construction	47,894	57,587
Single family residential	379,987	423,176
Other commercial	599,506	690,108
Total real estate	1,027,387	1,170,871
Commercial:
Commercial	74,851	81,837
Agricultural	2,556	3,298
Total commercial	77,407	85,135

Total loans acquired (1)	$1,144,291	$1,305,683

_________________________________

(1)	Loans acquired are reported net of a $435,000 and $954,000 allowance at March 31, 2017 and December 31, 2016, respectively.

Nonaccrual acquired loans, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	March 31, 2017	December 31, 2016

Consumer:
Other consumer	$261	$456
Total consumer	261	456
Real estate:
Construction	2,084	7,961
Single family residential	12,966	13,366
Other commercial	13,653	22,045
Total real estate	28,703	43,372
Commercial:
Commercial	2,169	2,806
Agricultural	198	198
Total commercial	2,367	3,004
Total	$31,331	$46,832

An age analysis of past due acquired loans segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2017
Consumer:
Other consumer	$486	$6,741	$7,227	$32,270	$39,497	$--
Total consumer	486	6,741	7,227	32,270	39,497	--
Real estate:
Construction	305	1,459	1,764	46,130	47,894	--
Single family residential	4,748	15,352	20,100	359,887	379,987	--
Other commercial	716	9,206	9,922	589,584	599,506	--
Total real estate	5,769	26,017	31,786	995,601	1,027,387	--
Commercial:
Commercial	717	1,661	2,378	72,473	74,851	--
Agricultural	22	8	30	2,526	2,556	--
Total commercial	739	1,669	2,408	74,999	77,407	--

Total	$6,994	$34,427	$41,421	$1,102,870	$1,144,291	$--

December 31, 2016
Consumer:
Other consumer	$571	$189	$760	$48,917	$49,677	$--
Total consumer	571	189	760	48,917	49,677	--
Real estate:
Construction	132	7,332	7,464	50,123	57,587	--
Single family residential	8,358	4,857	13,215	409,961	423,176	11
Other commercial	2,836	10,741	13,577	676,531	690,108	--
Total real estate	11,326	22,930	34,256	1,136,615	1,170,871	11
Commercial:
Commercial	723	2,153	2,876	78,961	81,837	--
Agricultural	48	--	48	3,250	3,298	--
Total commercial	771	2,153	2,924	82,211	85,135	--

Total	$12,668	$25,272	$37,940	$1,267,743	$1,305,683	$11

The following table presents a summary of acquired loans by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2017
Consumer:
Other consumer	$39,077	$12	$408	$--	$--	$39,497
Total consumer	39,077	12	408	--	--	39,497
Real estate:
Construction	43,176	1,783	2,935	--	--	47,894
Single family residential	357,709	2,045	18,721	1,512	--	379,987
Other commercial	559,201	16,997	23,308	--	--	599,506
Total real estate	960,086	20,825	44,964	1,512	--	1,027,387
Commercial:
Commercial	63,303	5,228	6,320	--	--	74,851
Agricultural	2,269	33	254	--	--	2,556
Total commercial	65,572	5,261	6,574	--	--	77,407

Total	$1,064,735	$26,098	$51,946	$1,512	$--	$1,144,291

December 31, 2016
Consumer:
Other consumer	$48,992	$14	$671	$--	$--	$49,677
Total consumer	48,992	14	671	--	--	49,677
Real estate:
Construction	50,704	88	6,795	--	--	57,587
Single family residential	400,553	2,696	18,392	1,535	--	423,176
Other commercial	641,018	17,384	31,706	--	--	690,108
Total real estate	1,092,275	20,168	56,893	1,535	--	1,170,871
Commercial:
Commercial	73,609	1,965	6,257	6	--	81,837
Agricultural	3,010	34	254	--	--	3,298
Total commercial	76,619	1,999	6,511	6	--	85,135

Total	$1,217,886	$22,181	$64,075	$1,541	$--	$1,305,683

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

The impact of the adjustments on the Company’s financial results for the three months ended March 31, 2017 and 2016 is shown below:

	Three Months Ended March 31,
(In thousands)	2017	2016

Impact on net interest income and pre-tax income	$1,184	$1,095

Impact, net of taxes	$720	$665

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$1,655	$17,802	$954	$23,469
Additions	--	--	--	--
Accretable yield adjustments	1,228	--	2,432	--
Accretion	(1,666)	1,666	(1,352)	1,352
Payments and other reductions, net	--	(10,773)	--	(3,562)
Balance, ending	$1,217	$8,695	$2,034	$21,259

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows the Company recorded a provision and established an allowance for loan loss for acquired loans resulting in a total allowance on acquired loans of $435,000 at March 31, 2017 and $954,000 at December 31, 2016. The provision on acquired loans for the three months ended March 31, 2017 was $750,000. There was no provision on acquired loans during the three months ended March 31, 2016.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $350.0 million at March 31, 2017 and $348.5 million at December 31, 2016.

The company recorded $23.0 million of goodwill as a result of its 2016 Citizens acquisition and the goodwill is deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2017 or the year ended December 31, 2016.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $5.1 million were recorded in the fourth quarter of 2016 as part of the Citizens acquisition.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Company recorded $591,000 of intangible assets during the fourth quarter of 2016 related to the trust operations acquired in the Citizens acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2017 and December 31, 2016, were as follows:

(In thousands)	March 31, 2017	December 31, 2016

Goodwill	$350,035	$348,505
Core deposit premiums:
Gross carrying amount	48,692	48,692
Accumulated amortization	(11,791)	(10,625)
Core deposit premiums, net	36,901	38,067
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(1,448)	(1,344)
Purchased credit card relationships, net	620	724
Books of business intangible:
Gross carrying amount	15,884	15,884
Accumulated amortization	(1,997)	(1,716)
Books of business intangible, net	13,887	14,168
Other intangible assets, net	51,408	52,959
Total goodwill and other intangible assets	$401,443	$401,464

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2017 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2017	$4,652
	2018	6,099
	2019	5,789
	2020	5,776
	2021	5,715
	Thereafter	23,377
	Total	$51,408

NOTE 7: TIME DEPOSITS

Time deposits include approximately $592,345,000 and $600,280,000 of certificates of deposit of $100,000 or more at March 31, 2017, and December 31, 2016, respectively. Of this total approximately $214,130,000 and $193,596,000 of certificates of deposit were over $250,000 at March 31, 2017 and December 31, 2016, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2017	March 31, 2016
Income taxes currently payable	$6,601	$11,510
Deferred income taxes	3,090	108
Provision for income taxes	$9,691	$11,618

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their appropriate tax effects, are as follows:

(In thousands)	March 31, 2017	December 31, 2016

Deferred tax assets:
Loans acquired	$6,021	$7,986
Allowance for loan losses	15,175	14,754
Valuation of foreclosed assets	3,958	3,958
Tax NOLs from acquisition	12,970	13,077
Deferred compensation payable	2,782	2,785
Vacation compensation	1,883	1,740
Accrued equity and other compensation	4,654	6,367
Acquired securities	1,098	1,098
Other accrued liabilities	1,834	1,834
Unrealized loss on available-for-sale securities	8,890	9,559
Other	5,201	5,267
Gross deferred tax assets	64,466	68,425

Deferred tax liabilities:
Goodwill and other intangible amortization	(29,382)	(29,601)
Accumulated depreciation	(5,370)	(5,370)
Other	(5,895)	(5,877)
Gross deferred tax liabilities	(40,647)	(40,848)

Net deferred tax asset, included in other assets	$23,819	$27,577

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2017	March 31, 2016

Computed at the statutory rate (35%)	$11,134	$12,293
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	539	641
Discrete items related to ASU 2016-09	(1,082)	--
Tax exempt interest income	(1,071)	(1,135)
Tax exempt earnings on BOLI	(218)	(296)
Federal tax credits	--	(26)
Other differences, net	389	141
Actual tax provision	$9,691	$11,618

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

The gross amount of recognized liabilities for repurchase agreements was $98.0 million and $102.4 million at March 31, 2017 and December 31, 2016, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2017
Repurchase agreements:
U.S. Government agencies	$97,982	$--	$--	$--	$97,982

December 31, 2016
Repurchase agreements:
U.S. Government agencies	$101,647	$--	$--	$757	$102,404

NOTE 10: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at March 31, 2017 and December 31, 2016 consisted of the following components:

(In thousands)	March 31, 2017	December 31, 2016

Other Borrowings
FHLB advances, net of discount, due 2017 to 2033, 0.65% to 7.37% secured by residential real estate loans	$394,261	$225,230
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	46,813	47,929
Total other borrowings	441,074	273,159

Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,251	9,225
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,168	10,130
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,160	5,161
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,116	5,105
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,188	10,156
Total subordinated debentures	60,503	60,397
Total other borrowings and subordinated debentures	$501,577	$333,556

At March 31, 2017, the Company had $355.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less.

The Company had total FHLB advances of $394.3 million at March 31, 2017, with approximately $1.4 billion of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.9 billion at March 31, 2017.

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

Aggregate annual maturities of long-term debt at March 31, 2017, are:

(In thousands)	Year	Annual Maturities

	2017	$6,762
	2018	23,941
	2019	7,670
	2020	36,424
	2021	2,333
	Thereafter	69,447
	Total	$146,577

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

NOTE 13: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Commissioner of the Arkansas State Bank Department is required, if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year.  At March 31, 2017, the Company’s subsidiary bank had approximately $1.3 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Arkansas State Bank Department include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under the Basel III Rules effective January 1, 2015, the criteria for a well-capitalized institution are: a 5% "Tier l leverage capital" ratio, an 8% "Tier 1 risk-based capital" ratio, 10% "total risk-based capital" ratio; and a 6.50% “common equity Tier 1 (CET1)” ratio.

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).  As of March 31, 2017, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company's CET1 ratio was 12.81% at March 31, 2017.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the three months ended March 31, 2017:

	Stock Options Outstanding		Stock Awards Outstanding		Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

Balance, January 1, 2017	473	42.85	139	40.96	113	45.40
Granted	--	--	--	--	156	59.18
Stock Options Exercised	(22)	36.63	--	--	--	--
Stock Awards/Units Vested	--	--	(24)	33.89	(102)	52.53
Forfeited/Expired	(3)	45.50	(6)	45.19	(4)	50.94

Balance, March 31, 2017	448	$43.15	109	$42.32	163	$54.01

Exercisable, March 31, 2017	338	$42.44

The following table summarizes information about stock options under the plans outstanding at March 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17.55	-	$21.29	11,350	4.44	$20.05	9,050	$19.84
21.51	-	21.51	2,000	2.80	21.51	2,000	21.51
28.42	-	28.42	12,200	0.16	28.42	12,200	28.42
30.31	-	30.31	22,580	1.13	30.31	22,580	30.31
40.57	-	40.57	40,490	7.75	40.57	40,490	40.57
40.72	-	40.72	1,500	7.63	40.72	600	40.72
44.40	-	44.40	49,870	7.98	44.40	37,144	44.40
45.50	-	45.50	246,485	8.36	45.50	190,907	45.50
47.02	-	47.02	58,090	8.50	47.02	20,838	47.02
48.13	-	48.13	3,305	8.46	48.13	2,645	48.13
$17.55	-	$48.13	447,870	7.57	$43.15	338,454	$42.44

Total stock-based compensation expense was $2,599,000 and $1,215,000 during the three months ended March 31, 2017 and 2016, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $537,000 of unrecognized stock-based compensation expense related to stock options at March 31, 2017. Unrecognized stock-based compensation expense related to non-vested stock awards was $14,005,000 at March 31, 2017.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.5 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2017 was $5,375,000 and $4,302,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $55.15 as of March 31, 2017, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and March 31, 2016, was $414,000 and $220,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2017. The weighted-average fair value of stock options granted during the three months ended March 31, 2016 was $11.64 per share. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

Three Months Ended March 31, 2016

Expected dividend yield	1.96%
Expected stock price volatility	27.34%
Risk-free interest rate	2.01%
Expected life of options (years)	7

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
(In thousands)	2017	2016

Interest paid	$6,160	$5,326
Income taxes paid	23	5,991
Transfers of loans to foreclosed assets held for sale	2,044	2,074
Transfers of premises and equipment to premises held for sale	--	1,441

NOTE 16: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2017	2016

Professional services	$5,169	$3,501
Postage	1,131	1,235
Telephone	1,078	1,060
Credit card expense	2,837	2,830
Marketing	1,364	973
Operating supplies	355	358
Amortization of intangibles	1,550	1,455
Branch right sizing expense	118	14
Other expense	6,285	4,965
Total other operating expenses	$19,887	$16,391

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

At March 31, 2017, the Company had outstanding commitments to extend credit aggregating approximately $571,118,000 and $1,740,541,000 for credit card commitments and other loan commitments.  At December 31, 2016, the Company had outstanding commitments to extend credit aggregating approximately $562,527,000 and $1,220,137,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $28,775,000 and $29,362,000 at March 31, 2017, and December 31, 2016, respectively, with terms ranging from 9 months to 15 years.  At March 31, 2017 and December 31, 2016, the Company had no deferred revenue under standby letter of credit agreements.

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

Assets held in trading accounts – The Company's assets held in trading accounts are reported at fair value utilizing Level 2 inputs.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2017
ASSETS
Available-for-sale securities
U.S. Government agencies	$142,356	$--	$142,356	$--
Mortgage-backed securities	927,277	--	927,277	--
State and political subdivisions	130,747	--	130,747	--
Other securities	57,433	--	57,433	--
Assets held in trading accounts	55	--	55	--

December 31, 2016
ASSETS
Available-for-sale securities
U.S. Treasury	$300	$300	$--	$--
U.S. Government agencies	137,771	--	137,771	--
Mortgage-backed securities	868,324	--	868,324	--
States and political subdivisions	102,943	--	102,943	--
Other securities	48,016	--	48,016	--
Assets held in trading accounts	41	--	41	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on unobservable market data.  As of March 31, 2017 and December 31, 2016, the fair value of foreclosed assets held for sale less estimated costs to sell was $26.4 million and $26.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At March 31, 2017 and December 31, 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2017
ASSETS
Impaired loans (1) (2) (collateral dependent)	$414	$--	$--	$414
Foreclosed assets held for sale (1)	2,517	--	--	2,517

December 31, 2016
ASSETS
Impaired loans (1) (2) (collateral dependent)	$17,154	$--	$--	$17,154
Foreclosed assets held for sale (1)	17,806	--	--	17,806

________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)	Specific allocations of $34,000 and $2,384,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended March 31, 2017 and December 31, 2016, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments not previously disclosed are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2017
Financial assets:
Cash and cash equivalents	$305,281	$305,281	$--	$--	$305,281
Interest bearing balances due from banks - time	4,563	--	4,563	--	4,563
Held-to-maturity securities	431,176	--	435,701	--	435,701
Mortgage loans held for sale	9,754	--	--	9,754	9,754
Interest receivable	26,089	--	26,089	--	26,089
Legacy loans (net of allowance)	4,595,040	--	--	4,590,722	4,590,722
Loans acquired (net of allowance)	1,144,291	--	--	1,143,216	1,143,216

Financial liabilities:
Non-interest bearing transaction accounts	1,554,675	--	1,554,675	--	1,554,675
Interest bearing transaction accounts and savings deposits	3,987,730	--	3,987,730	--	3,987,730
Time deposits	1,245,883	--	--	1,237,610	1,237,610
Federal funds purchased and securities sold under agreements to repurchase	110,007	--	110,007	--	110,007
Other borrowings	441,074	--	457,458	--	457,458
Subordinated debentures	60,503	--	55,385	--	55,385
Interest payable	1,555	--	1,555	--	1,555

December 31, 2016
Financial assets:
Cash and cash equivalents	$285,659	$285,659	$--	$--	$285,659
Interest bearing balances due from banks - time	4,563	--	4,563	--	4,563
Held-to-maturity securities	462,096	--	465,960	--	465,960
Mortgage loans held for sale	27,788	--	--	27,788	27,788
Interest receivable	27,788	--	27,788	--	27,788
Legacy loans (net of allowance)	4,290,921	--	--	4,305,165	4,305,165
Loans acquired (net of allowance)	1,305,683	--	--	1,310,017	1,310,017

Financial liabilities:
Non-interest bearing transaction accounts	1,491,676	--	1,491,676	--	1,491,676
Interest bearing transaction accounts and savings deposits	3,956,483	--	3,956,483	--	3,956,483
Time deposits	1,287,060	--	--	1,278,339	1,278,339
Federal funds purchased and securities sold under agreements to repurchase	115,029	--	115,029	--	115,029
Other borrowings	273,159	--	292,367	--	292,367
Subordinated debentures	60,397	--	55,318	--	55,318
Interest payable	1,668	--	1,668	--	1,668

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three month periods ended March 31, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BKD, LLP

/s/ BKD, LLP

Little Rock, Arkansas

May 9, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2017 was $22.1 million and diluted earnings per share were $0.70, compared to net income of $23.5 million and $0.77 diluted earnings per share for the same period of 2016.

Net income for the quarter in both 2017 and 2016 included non-core items that were merger-related and branch right-sizing costs that impacted net income. Excluding all non-core items, core earnings for the three months ended March 31, 2017 were $22.5 million, or $0.71 diluted core earnings per share, compared to $23.2 million, or $0.76 diluted core earnings per share for the same period in 2016. Diluted core earnings per share decreased by $0.05, or 6.6%. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

On January 17, 2017, we merged Simmons First Finance Company, a wholly-owned subsidiary of Simmons Bank, into Simmons Bank to reduce regulatory risks related to its operations relative to the size of its assets. At March 31, 2017, the loan balance of this portfolio was $44 million.

On January 23, 2017 we announced the acquisition of First Texas BHC, Inc. headquartered in Fort Worth, Texas. This acquisition along with our previously announced acquisitions of Hardeman County Investment Company, Inc. and Southwest Bancorp, Inc. will increase our total assets by approximately $5 billion and allow us to move into the attractive Oklahoma, Texas and Colorado markets, while expanding our market share in Tennessee and Kansas. We are currently progressing through the regulatory application and shareholder processes for each of these mergers as well as planning for the integration of these new markets.

During the quarter, we announced the purchase of the former Acxiom building in the River Market district in downtown Little Rock. The 175,000 square foot plus building and its adjacent park will allow for Simmons to consolidate its central Arkansas locations and to provide space for our additional expected growth.

In February, we executed the sale of 11 substandard loans, which were primarily acquired loans, with a net principal balance of $11 million. We recognized a loss of $676,000 on this sale.

During March 2017, we exited the indirect lending market as this is a low-margin unit and we made a financial decision to reallocate our capital resources.

ASU 2016-9 Stock Compensation Accounting became effective in the first quarter of 2017 as discussed above in the section Recently Issued Accounting Pronouncements. As a result, we recognized an income tax benefit for federal and state taxes of approximately $1.2 million during the quarter.

We are satisfied with our operating results during the first quarter and we continue to experience excellent loan growth throughout our markets. We believe that our operating results reflect the successful integration of our previous mergers and ongoing efficiency initiatives. As we prepare for the $10 billion asset threshold, we have managed to offset most of our increases in audit and regulatory affairs expenses with economies gained because of our size and scale. We have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits.

Total assets were $8.627 billion at March 31, 2017, compared to $8.400 billion at December 31, 2016 and $7.537 billion at March 31, 2016. We are also pleased with the positive trends in our balance sheet, as reflected in our organic loan growth during the quarter as well as the past year.

Total loans, including loans acquired, were $5.777 billion at March 31, 2017, compared to $5.633 billion at December 31, 2016 and $4.931 billion at March 31, 2016. Total loans increased $144 million during the quarter, which included seasonal reductions in our credit card portfolio of $12.6 million and agricultural production loans of $9.9 million. We continue to have good asset quality.

Stockholders’ equity as of March 31, 2017 was $1.171 billion, book value per share was $37.30 and tangible book value per share was $24.51.  Our ratio of stockholders’ equity to total assets was 13.6% and the ratio of tangible stockholders’ equity to tangible assets was 9.4% at March 31, 2017. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 10.9%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Simmons First National Corporation is a $8.6 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas, Missouri and Tennessee.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses, (b) acquisition accounting, (c) the valuation of goodwill and the useful lives applied to intangible assets, (d) the valuation of stock-based compensation plans and (e) income taxes.

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

We evaluate loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. We evaluate purchased impaired loans accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

Stock-based Compensation Plans

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, decreased the effective tax rate during the quarter as the new standard impacted how the income tax effects associated with stock-based compensation are recognized.

IMPACTS OF FUTURE GROWTH

In late 2016 and early 2017, the Company announced that it has entered into definitive agreements and plans of merger with three bank holding companies (“Announced Acquisitions”) (see “Note 2: Acquisitions,” beginning on page 11). The Announced Acquisitions are expected to close during 2017, and each of the bank holding companies’ subsidiary banks is expected to be subsequently merged into Simmons Bank (the bank mergers, together with the Announced Acquisitions, are hereinafter referred to as the “Anticipated Transactions”). Upon the completion of the Anticipated Transactions, both the Company and Simmons Bank are expected to have assets in excess of $10 billion.

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

Additionally, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”) and granted it supervisory authority over banks with total assets of more than $10 billion. After completion of the Anticipated Transactions, Simmons Bank will become subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. While the CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, its ultimate impact on the operations of Simmons Bank remains uncertain.

It is also important to note that the Dodd-Frank Act changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directed the FDIC to amend its assessment regulations so that assessments are generally based upon a depository institution’s average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Assessments were previously based on the amount of an institution’s insured deposits. When Simmons Bank exceeds $10 billion in total assets, it will become subject to the assessment rates assigned to larger banks which may result in higher deposit insurance premiums.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  Through acquisition our acquired loans tended to have more duration. In addition, due to market pressures the duration of our legacy loan portfolio has also extended over the past several years. Our current interest rate sensitivity shows that approximately 36% of our loans and 72% of our time deposits will reprice in the next year.

Net Interest Income

For the three month period ended March 31, 2017, net interest income on a fully taxable equivalent basis was $74.3 million, an increase of $2.0 million, or 2.8%, over the same period in 2016.  The increase in net interest income was the result of an $2.7 million increase in interest income and a $657,000 increase in interest expense.

The increase in interest income primarily resulted from a $2.1 million increase in interest income on loans, consisting of legacy loans and acquired loans. The increase in loan volume during 2017 generated $10.1 million of additional interest income, while a 58 basis point decline in yield resulted in a $8.0 million decrease in interest income. The interest income increase from loan volume was primarily due to our legacy loan growth from the same period last year and the Citizens acquisition in the third quarter of 2016.

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

Included in interest income was the yield accretion recognized on acquired loans of $4.4 million and $8.1 million for the three months ended March 31, 2017 and 2016, respectively.

The $657,000 increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from Citizens acquisitions.

Net Interest Margin

Our net interest margin decreased 37 basis points to 4.04% for the three month period ended March 31, 2017, when compared to 4.41% for the same period in 2016.  The most significant factor in the decreasing margin during the three month period ended March 31, 2017 is the impact of the lower accretable yield adjustments on acquired loans discussed above. Normalized for all accretion on acquired loans, our net interest margin at March 31, 2017 and 2016 was 3.80% and 3.92%, respectively. Our margin has been weakened from the impact of the accretable yield adjustments discussed above that are due to continued paydowns on acquired loans as well as market pressure to lower rates.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2017 and 2016, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2017, versus March 31, 2016.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended March 31,
(In thousands)	2017	2016

Interest income	$78,427	$75,622
FTE adjustment	1,965	2,084
Interest income – FTE	80,392	77,706
Interest expense	6,047	5,390
Net interest income – FTE	$74,345	$72,316

Yield on earning assets – FTE	4.36%	4.74%
Cost of interest bearing liabilities	0.43%	0.42%
Net interest spread – FTE	3.93%	4.32%
Net interest margin – FTE	4.04%	4.41%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended March 31, 2017 vs. 2016

Increase due to change in earning assets	$9,933
Decrease due to change in earning asset yields	(7,247)
Decrease due to change in interest bearing liabilities	(912)
Increase due to change in interest rates paid on interest bearing liabilities	255
Increase in net interest income	$2,029

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2017 and 2016.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$131,079	$121	0.37	$167,381	$144	0.35
Federal funds sold	249	1	1.63	1,839	10	2.19
Investment securities - taxable	1,292,441	6,477	2.03	1,076,855	5,311	1.98
Investment securities - non-taxable	348,834	4,884	5.68	429,817	5,249	4.91
Mortgage loans held for sale	11,473	126	4.45	26,616	278	4.20
Assets held in trading accounts	48	--	0.00	5,196	6	0.46
Loans	5,685,585	68,783	4.91	4,889,685	66,708	5.49
Total interest earning assets	7,469,709	80,392	4.36	6,597,389	77,706	4.74
Non-earning assets	944,761			901,796
Total assets	$8,414,470			$7,499,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$3,950,169	$2,189	0.22	$3,484,571	$2,018	0.23
Time deposits	1,262,430	2,015	0.65	1,303,614	1,636	0.50
Total interest bearing deposits	5,212,599	4,204	0.33	4,788,185	3,654	0.31
Federal funds purchased and securities sold under agreement to repurchase	111,474	75	0.27	113,551	65	0.23
Other borrowings	345,664	1,194	1.40	184,000	1,128	2.47
Subordinated debentures	60,452	574	3.85	60,109	543	3.63
Total interest bearing liabilities	5,730,189	6,047	0.43	5,145,845	5,390	0.42
Non-interest bearing liabilities:
Non-interest bearing deposits	1,466,501			1,225,311
Other liabilities	51,307			53,240
Total liabilities	7,247,997			6,424,396
Stockholders’ equity	1,166,473			1,074,789
Total liabilities and stockholders’ equity	$8,414,470			$7,499,185
Net interest spread			3.93			4.32
Net interest margin		$74,345	4.04		$72,316	4.41

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2017, as compared to the same period of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31,
	2017 over 2016
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks	$(33)	$10	$(23)
Federal funds sold	(7)	(2)	(9)
Investment securities - taxable	1,079	87	1,166
Investment securities - non-taxable	(1,071)	706	(365)
Mortgage loans held for sale	(165)	13	(152)
Assets held in trading accounts	(3)	(3)	(6)
Loans	10,133	(8,058)	2,075
Total	9,933	(7,247)	2,686

Interest expense:
Interest bearing transaction and savings accounts	261	(90)	171
Time deposits	(53)	432	379
Federal funds purchased and securities sold under agreements to repurchase	(1)	11	10
Other borrowings	702	(636)	66
Subordinated debentures	3	28	31
Total	912	(255)	657
Increase (decrease) in net interest income	$9,021	$(6,992)	$2,029

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

The provision for loan losses for the three month period ended March 31, 2017, was $4.3 million, compared to $2.8 million for the three month period ended March 31, 2016, an increase of $1.5 million. See Allowance for Loan Losses section for additional information.

The provision increase was necessary in order to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from acquired loans migrating to legacy, required an allowance to be established for those loans through a provision.

Finally, a $750,000 provision was recorded on acquired loans during the three months ended March 31, 2017 as a result of a shortage in our credit mark on certain purchased credit impaired loans. The shortage in credit mark was due to subsequent deterioration in the loans after purchase.

NON-INTEREST INCOME

Total non-interest income was $30.1 million for the three month period ended March 31, 2017, an increase of $557,000, or 1.9%, compared to $29.5 million for the same period in 2016.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three month periods ended March 31, 2017 and 2016, respectively, as well as changes in 2017 from 2016.

Table 5:  Non-Interest Income

	Three Months		2017
	Ended March 31		Change from
(In thousands)	2017	2016	2016
Trust income	$4,212	$3,631	$581	16.00%
Service charges on deposit accounts	8,102	7,316	786	10.74
Other service charges and fees	2,197	2,867	(670)	-23.37
Mortgage and SBA lending income	2,423	2,834	(411)	-14.50
Investment banking income	690	687	3	0.44
Credit card fees	7,934	7,200	734	10.19
Bank owned life insurance income	818	997	(179)	-17.95
Gain on sale of Sec, net	63	329	(266)	-80.85
Net loss on sale of premises held for sale	(43)	--	(43)	-100.00
Other income	3,664	3,642	22	-0.60
Total non-interest income	$30,060	$29,503	$557	1.89%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended March 31, 2017, was $22.4 million, an increase of $1.4 million from the three month period ended March 31, 2016.  Trust income increased by $581,000 or 16.00%, and service charges on deposit accounts increased by $786,000, or 10.74%. The majority of the increase was due to the additions of accounts from the Citizen acquisition and positive growth in our trust department. Debit and credit card fees increased $734,000 due to higher volume of debit and credit card transactions.

Mortgage and SBA lending income decreased by $411,000 for the three months ended March 31, 2017 compared to last year, due primarily to the seasonal nature of the mortgage volume as well as the timing of selling the guaranteed portion of SBA loans.

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

Non-interest expense for the three months ended March 31, 2017 was $66.3 million, an increase of $4.5 million, or 7.3%, from the same period in 2016. The most significant impact to non-interest expense were the following non-core items.

First, we saw a $431,000 increase in merger related costs from last year. Branch right sizing expense for the first quarter of 2017 increased to $118,000 from $14,000 for the first quarter of 2016.

Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the three months ended March 31, 2017 increased $4.0 million, or 6.5%, from the same period in 2016, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits increased by $763,000 for the three months ended March 31, 2017 and occupancy expense increased by $192,000 for the same period, while furniture and equipment expense increased by $496,000 from the same period in 2016. These increases, along with the increases in several other operating expense categories, were a result of the Citizen acquisition. Professional services increased by $1.7 million for the three months ended March 31, 2017 from the same period in 2016 related to incremental compliance and audit costs. Included in the increase in professional services is a one-time data aggregation project cost of $1 million. We continue to prepare for crossing the $10 billing asset threshold and the costs of that preparation are significant and most of the cost will be incurred prior to the benefit of the pending acquisitions.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2017 and 2016, respectively, as well as changes in 2017 from 2016.

Table 6:  Non-Interest Expense

	Three Months		2017
	Ended March 31		Change from
(In thousands)	2017	2016	2016
Salaries and employee benefits	$35,536	$34,773	$763	2.19%
Occupancy expense, net	4,663	4,471	192	4.29
Furniture and equipment expense	4,443	3,947	496	12.57
Other real estate and foreclosure expense	589	966	(377)	-39.03
Deposit insurance	680	1,148	(468)	-40.77
Merger related costs	524	93	431	463.44
Other operating expenses:
Professional services	5,169	3,501	1,668	47.64
Postage	1,131	1,235	(104)	-8.42
Telephone	1,078	1,060	18	1.70
Credit card expenses	2,837	2,830	7	0.25
Marketing	1,364	973	391	40.18
Operating supplies	355	358	(3)	-0.84
Amortization of intangibles	1,550	1,455	95	6.53
Branch right sizing expense	118	14	104	742.86
Other expense	6,285	4,965	1,320	26.59

Total non-interest expense	$66,322	$61,789	$4,533	7.34%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $4.461 billion and $3.325 billion during the first three months of 2017 and 2016, respectively.  As of March 31, 2017, total loans, excluding loans acquired, were $4.633 billion, an increase of $305.7 million from December 31, 2016.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2016 to March 31, 2017 included $50.0 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of March 31, 2017.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2017	December 31, 2016

Consumer:
Credit cards	$171,947	$184,591
Other consumer	349,200	303,972
Total consumer	521,147	488,563
Real estate:
Construction	365,051	336,759
Single family residential	957,717	904,245
Other commercial	1,959,677	1,787,075
Total real estate	3,282,445	3,028,079
Commercial:
Commercial	657,606	639,525
Agricultural	141,125	150,378
Total commercial	798,731	789,903
Other	30,582	20,662
Total loans, excluding loans acquired, before allowance for loan losses	$4,632,905	$4,327,207

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $521.1 million at March 31, 2017, or 11.2% of total loans, compared to $488.6 million, or 11.3% of total loans at December 31, 2016.  The increase in consumer loans from December 31, 2016, to March 31, 2017, was due to growth in direct consumer loans partially offset by the expected seasonal decline in our credit card portfolio.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $3.282 billion at March 31, 2017, or 70.9% of total loans, compared to the $3.028 billion, or 70.0%, of total loans at December 31, 2016, an increase of $254.4 million.

Commercial loans consist of non-real estate loans related to business and agricultural loans.  Commercial loans were $798.7 million at March 31, 2017, or 17.2% of total loans, compared to $789.9 million, or 18.3% of total loans at December 31, 2016, an increase of $8.8 million.  Non-agricultural commercial loans increased to $657.6 million, a $18.1 million, or 2.8%, growth from December 31, 2016. Agricultural loans decreased to $141.1 million, a $9.3 million, or 6.2%, decline primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

On September 9, 2016, we completed the acquisition of Citizens and issued 835,741 shares of the Company’s common stock valued at approximately $41.3 million as of September 9, 2016, plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock. Included in the acquisition were loans with a fair value of $340.8 million.

Table 8 reflects the carrying value of all acquired loans as of March 31, 2017 and December 31, 2016.

Table 8:  Loans Acquired

(In thousands)	March 31, 2017	December 31, 2016

Consumer:
Other consumer	$39,497	$49,677
Total consumer	39,497	49,677
Real estate:
Construction	47,894	57,587
Single family residential	379,987	423,176
Other commercial	599,506	690,108
Total real estate	1,027,387	1,170,871
Commercial:
Commercial	74,851	81,837
Agricultural	2,556	3,298
Total commercial	77,407	85,135
Total loans acquired (1)	$1,144,291	$1,305,683

_________________________________

(1)	Loans acquired are reported net of a $435,000 and $954,000 allowance at March 31, 2017 and December 31, 2016, respectively.

The majority of the loans acquired in the Citizens acquisition was evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with the acquisitions of Citizens for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in 2017. During the three months ended March 31, 2017, we recorded $750,000 provision for these loans and charge-offs of $1.3 million, resulting in an allowance for loan losses for purchased impaired loans at March 31, 2017 of $435,000. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Credit card loans are classified as impaired when payment of interest or principal is 90 days past due. When accounts reach 90 days past due and there are attachable assets, the accounts are considered for litigation. Credit card loans are generally charged off when payment of interest or principal exceeds 150 days past due. The credit card recovery group pursues account holders until it is determined, on a case-by-case basis, to be uncollectible.

Total non-performing assets, excluding all loans acquired, increased by $13.1 million from December 31, 2016 to March 31, 2017.  Foreclosed assets held for sale decreased by $474,000. Nonaccrual loans increased by $13.8 million during the period, primarily CRE loans. Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 1.05% at March 31, 2017, compared to 0.93% at December 31, 2016. The increase in the non-performing ratio from the fourth quarter is primarily the result of two credit relationships totaling $11.0 million in the Wichita market.

In February 2017, we executed a sale of eleven substandard loans, which were primarily acquired loans, with a net principal balance of $11 million. We recognized a loss of $676,000 on this sale.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance increased to $22.2 million at March 31, 2017, compared to $14.2 million at December 31, 2016.  The majority of our TDR balances remain in the CRE portfolio with the largest balance comprised of four relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total loans was 0.82% as of March 31, 2017.  Non-performing loans equaled 1.15% of total loans.  Non-performing assets were 0.93% of total assets, a 14 basis point increase from December 31, 2016.  The allowance for loan losses was 71% of non-performing loans.  Our annualized net charge-offs to total loans for the first three months of 2017 was 0.18%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.11%.  Annualized net credit card charge-offs to total credit card loans were 1.84%, compared to 1.28% during the full year 2016, and more than 160 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired and excluding foreclosed assets covered by FDIC loss share).

Table 9:  Non-performing Assets

($ in thousands)	March 31, 2017	December 31, 2016

Nonaccrual loans (1)	$52,913	$39,104
Loans past due 90 days or more (principal or interest payments)	231	299
Total non-performing loans	53,144	39,403
Other non-performing assets:
Foreclosed assets held for sale	26,421	26,895
Other non-performing assets	352	471
Total other non-performing assets	26,773	27,366
Total non-performing assets	$79,917	$66,769

Performing TDRs	$10,833	$10,998
Allowance for loan losses to non-performing loans	71%	92%
Non-performing loans to total loans	1.15%	0.91%
Non-performing assets to total assets (2)	0.93%	0.79%

_________________________________

(1)	Includes nonaccrual TDRs of approximately $11.3 million at March 31, 2017 and $3.2 million at December 31, 2016.
(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2017 and 2016.

At March 31, 2017, impaired loans, net of government guarantees and loans acquired, were $57.4 million compared to $43.7 million at December 31, 2016. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2017	2016

Balance, beginning of year	$36,286	$31,351
Loans charged off:
Credit card	1,044	859
Other consumer	1,174	393
Real estate	656	229
Commercial	292	476
Total loans charged off	3,166	1,957
Recoveries of loans previously charged off:
Credit card	236	242
Other consumer	690	103
Real estate	232	112
Commercial	30	7
Total recoveries	1,188	464
Net loans charged off	1,978	1,493
Provision for loan losses(1)	3,557	2,823
Balance, March 31(3)	$37,865	32,681

Loans charged off:
Credit card		2,336
Other consumer		1,582
Real estate		7,288
Commercial		3,480
Total loans charged off		14,686
Recoveries of loans previously charged off:
Credit card		665
Other consumer		413
Real estate		239
Commercial		358
Total recoveries		1,675
Net loans charged off		13,011
Provision for loan losses(2)		16,616
Balance, end of year(3)		$36,286

(1)	Provision for loan losses of $750,000 attributable to loans acquired, was excluded from this table for 2017 (total year-to-date provision for loan losses is $4,307,000). Charge offs of $1.3 million on acquired loans was excluded from this table for 2017 (total net loan charged off is $3.2 million. There was no provision for loan loss on acquired loans during the three month period ending March 31, 2016.
(2)	Provision for loan losses of $626,000 attributable to loans acquired, was excluded from this table for 2016 (total 2016 provision for loan losses is $20,065,000).
(3)	Allowance for loan losses at March 31, 2017 includes $435,000 allowance for loans acquired (not shown in the table above) and December 31, 2016 and March 31, 2016 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2017 was $38,300,000 and the total allowance for loan losses at December 31, 2016 and March 31, 2016 was $37,240,000 and $33,635,000, respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three months ended March 31, 2017 and 2016, and for the year ended December 31, 2016, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of March 31, 2017, the allowance for loan losses reflects an increase of approximately $1.6 million from December 31, 2016, while total loans, excluding loans acquired, increased by $305.7 million over the same three month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2017		December 31, 2016
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$3,729	3.7%	$3,779	4.3%
Other consumer	3,535	7.5%	2,796	7.0%
Real estate	22,253	70.9%	21,817	70.0%
Commercial	8,173	17.2%	7,739	18.2%
Other	175	0.7%	155	0.5%
Total(2)	$37,865	100.0%	$36,286	100.0%

_________________________________

(1) Percentage of loans in each category to total loans, excluding loans acquired.

(2) Allowance for loan losses at March 31, 2017 and December 31, 2016 includes $435,000 and $954,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2017 and December 31, 2016 was $38,300,000 and $37,240,000, respectively

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 151 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of March 31, 2017, core deposits comprised 91.3% of our total deposits.

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

Our total deposits as of March 31, 2017, were $6.788 billion, an increase of $53.1 million from December 31, 2016.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $5.542 billion at March 31, 2017, compared to $5.448 billion at December 31, 2016, a $94.2 million increase. Total time deposits decreased $41.1 million to $1.246 billion at March 31, 2017, from $1.287 billion at December 31, 2016. We had $3.5 million and $7.0 million of brokered deposits at March 31, 2017, and December 31, 2016, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $501.6 million and $333.6 million at March 31, 2017 and December 31, 2016, respectively. The outstanding balance for March 31, 2017 includes $355.0 million in FHLB short-term advances, $39.3 million in FHLB long-term advances, $46.8 million in notes payable and $60.5 million of trust preferred securities. The outstanding balance for December 31, 2016 included $180.0 million in FHLB short-term advances, $45.3 million in FHLB long-term advances, $47.9 million in notes payable and $60.4 million of trust preferred securities.

The $46.8 million notes payable is unsecured debt from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

During the three months ended March 31, 2017, we increased total debt by $168.0 million from December 31, 2016 primarily due to the $175.0 million increase in FHLB short-term advances partially offset by the maturity of $6.0 million of FHLB long-term advances.

CAPITAL

Overview

At March 31, 2017, total capital was $1.171 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At March 31, 2017, our common equity to assets ratio was 13.6%, down 13 basis points from year-end 2016.

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

Stock Repurchase

During 2007, the Company approved a stock repurchase program which authorized the repurchase of up to 700,000 shares of common stock.  On July 23, 2012, we announced the substantial completion of the existing stock repurchase program and the adoption by our Board of Directors of a new stock repurchase program.  The current program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during the first quarter of 2016 or 2017.

Cash Dividends

We declared cash dividends on our common stock of $0.25 per share for the first calendar quarter of 2017 compared to $0.24 per share for the first calendar quarter of 2016, an increase of $0.01, or 4.2%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2017, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2017 and December 31, 2016 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	March 31,	December 31,
($ in thousands)	2017	2016

Tier 1 capital:
Stockholders’ equity	$1,170,889	$1,151,111
Trust preferred securities	60,503	60,397
Goodwill and other intangible assets	(361,944)	(354,028)
Unrealized gain on available-for-sale securities, net of income taxes	14,298	15,212
Other	--	15
Total Tier 1 capital	883,746	872,707
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	2	--
Qualifying allowance for loan losses	41,303	40,241
Total Tier 2 capital	41,305	40,241
Total risk-based capital	$925,051	$912,948

Risk weighted assets	$6,425,150	$6,039,034

Assets for leverage ratio	$8,076,525	$7,966,681

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.81%	13.45%
Tier 1 leverage ratio	10.94%	10.95%
Tier 1 risk-based capital ratio	13.75%	14.45%
Total risk-based capital ratio	14.40%	15.12%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	6.50%
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	8.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of March 31, 2017, the Company and Simmons Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

RECONCILIATION OF NON-GAAP MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain from early retirement of trust preferred securities, merger related costs and branch right sizing expenses}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

The Company believes the exclusion of these non-core items in expressing earnings and certain other financial measures, including “core earnings”, provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these non-core items to be relevant to ongoing financial performance.  Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

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

The Company believes the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP) and core net interest margin (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance.  These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these non-core items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

   •   Calculation of annual performance-based incentives for certain executives

   •   Calculation of long-term performance-based incentives for certain executives

   •   Investor presentations of Company performance

We have $401.4 million and $401.5 million total goodwill and other intangible assets for the periods ended March 31, 2017 and December 31, 2016, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
($ in thousands)	2017	2016

Net income available to common shareholders	$22,120	$23,481
Non-core items:
Gain form early retirement of trust preferred securities	--	(594)
Merger related costs	524	93
Branch right sizing	154	14
Tax effect (1)	(266)	191
Net non-core items	412	(296)
Core earnings (non-GAAP)	$22,532	$23,185

Diluted earnings per share	$0.70	$0.77
Non-core items:
Gain from early retirement of trust preferred securities	--	(0.02)
Merger related costs	0.02	--
Branch right sizing	--	--
Tax effect (1)	(0.01)	0.01
Net non-core items	0.01	(0.01)
Diluted core earnings per share (non-GAAP)	$0.71	$0.76

_________________________________

(1) Effective tax rate of 39.225%, adjusted for non-deductible merger related costs.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	March 31, 2017	December 31, 2016

Total common stockholders’ equity	$1,170,889	$1,151,111
Intangible assets:
Goodwill	(350,035)	(348,505)
Other intangible assets	(51,408)	(52,959)
Total intangibles	(401,443)	(401,464)
Tangible common stockholders’ equity	$769,446	$749,647
Shares of common stock outstanding	31,388,357	31,277,723

Book value per common share	$37.30	$36.80

Tangible book value per common share (non-GAAP)	$24.51	$23.97

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	March 31, 2017	December 31, 2016

Total common stockholders’ equity	$1,170,889	$1,151,111
Intangible assets:
Goodwill	(350,035)	(348,505)
Other intangible assets	(51,408)	(52,959)
Total intangibles	(401,443)	(401,464)
Tangible common stockholders’ equity	$769,446	$749,647

Total assets	$8,626,638	$8,400,056
Intangible assets:
Goodwill	(350,035)	(348,505)
Other intangible assets	(51,408)	(52,959)
Total intangibles	(401,443)	(401,464)
Tangible assets	$8,225,195	$7,998,592

Ratio of equity to assets	13.57%	13.70%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.35%	9.37%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended
	March 31,
($ in thousands)	2017	2016

Net interest income	$72,380	$70,232
FTE adjustment	1,965	2,084
Fully tax equivalent net interest income	74,345	72,316
Total accretable yield	(4,427)	(8,077)
Core net interest income	$69,918	$64,239

Average earning assets – quarter-to-date	$7,469,709	$6,597,389

Net interest margin	4.04	4.41
Core net interest margin (non-GAAP)	3.80	3.92

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in Simmons Bank, its subsidiary bank, and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At March 31, 2017, undivided profits of the Company's subsidiary bank were approximately $262.3 million, of which approximately $1.3 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Bank

Generally speaking, our subsidiary bank, Simmons Bank, relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The Bank’s primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

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

Second, Simmons Bank has a line of credit available with the Federal Home Loan Bank.  While we use portions of this line to match off longer-term mortgage loans, we also use this line to meet liquidity needs.  Approximately $1.1 billion of this line of credit is currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 74.5% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.46% and 1.03%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -3.54% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 100 basis points as of March 31, 2017 is considered remote given current interest rate levels and the recent rate increases by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2017:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	1.03%
Up 100 basis points	0.46%
Down 100 basis points	-3.54%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2016.  In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations.  The risks described are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended March 31, 2017.

Item 6. Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.2	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.4	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.5	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.6	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.9	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.11	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for December 14, 2016 (File No. 000-06253)).

2.12	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for January 23, 2017 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

10.1	Amended and Restated Deferred Compensation Agreement for Barry K. Ledbetter effective February 27, 2017 (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2016 (File No. 000-06253)).

10.2	Amended and Restated Deferred Compensation Agreement for Robert A. Fehlman effective February 27, 2017 (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2016 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14.1	Code of Ethics, dated March 22, 2017 (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 22, 2017 (File No. 000-06253)).

14.2	Finance Group Code of Ethics, dated December 2003 (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: May 9, 2017	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: May 9, 2017	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 9, 2017	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer