Form 10-Q
period 2017-06-30
SIMMONS FIRST NATIONAL CORP
filed 2017-08-07
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2017	Commission File Number 000-06253

SIMMONS FIRST NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the Registrant’s Common Stock as of July 27, 2017, was 32,213,638.

Simmons First National Corporation

Quarterly Report on Form 10-Q

June 30, 2017

Part I:  Financial Information

Item 1. Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(In thousands, except share data)	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$112,567	$117,007
Interest bearing balances due from banks	212,547	168,652
Federal funds sold	4,500	--
Cash and cash equivalents	329,614	285,659
Interest bearing balances due from banks - time	6,057	4,563
Investment securities
Held-to-maturity	419,003	462,096
Available-for-sale	1,190,600	1,157,354
Total investments	1,609,603	1,619,450
Mortgage loans held for sale	16,266	27,788
Assets held in trading accounts	50	41
Loans:
Legacy loans	5,000,572	4,327,207
Allowance for loan losses	(41,379)	(36,286)
Loans acquired, net of discount and allowance	1,224,739	1,305,683
Net loans	6,183,932	5,596,604
Premises and equipment	230,641	199,359
Premises held for sale	--	6,052
Foreclosed assets	26,012	26,895
Interest receivable	27,337	27,788
Bank owned life insurance	148,134	138,620
Goodwill	379,437	348,505
Other intangible assets	58,528	52,959
Other assets	52,697	65,773
Total assets	$9,068,308	$8,400,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,650,986	$1,491,676
Interest bearing transaction accounts and savings deposits	4,141,426	3,956,483
Time deposits	1,311,123	1,287,060
Total deposits	7,103,535	6,735,219
Federal funds purchased and securities sold under agreements to repurchase	121,419	115,029
Other borrowings	474,962	273,159
Subordinated debentures	67,312	60,397
Accrued interest and other liabilities	67,004	65,141
Total liabilities	7,834,232	7,248,945

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 32,212,832 and 31,277,723 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	322	313
Surplus	761,754	711,976
Undivided profits	483,322	454,034
Accumulated other comprehensive loss	(11,322)	(15,212)
Total stockholders’ equity	1,234,076	1,151,111
Total liabilities and stockholders’ equity	$9,068,308	$8,400,056

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$73,549	$63,009	$142,277	$129,688
Federal funds sold	13	17	14	27
Investment securities	9,990	8,499	19,441	17,005
Mortgage loans held for sale	145	295	271	572
Assets held in trading accounts	--	3	--	9
Interest bearing balances due from banks	201	77	322	220
TOTAL INTEREST INCOME	83,898	71,900	162,325	147,521

INTEREST EXPENSE
Deposits	4,816	3,776	9,020	7,430
Federal funds purchased and securities sold under agreements to repurchase	92	59	167	125
Other borrowings	1,559	938	2,753	2,065
Subordinated debentures	619	544	1,193	1,087
TOTAL INTEREST EXPENSE	7,086	5,317	13,133	10,707

NET INTEREST INCOME	76,812	66,583	149,192	136,814
Provision for loan losses	7,023	4,616	11,330	7,439

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	69,789	61,967	137,862	129,375

NON-INTEREST INCOME
Trust income	4,113	3,656	8,325	7,287
Service charges on deposit accounts	8,483	7,661	16,585	14,977
Other service charges and fees	2,515	2,718	4,712	5,585
Mortgage and SBA lending income	3,961	4,730	6,384	7,564
Investment banking income	637	1,181	1,327	1,865
Debit and credit card fees	8,659	7,688	16,593	14,888
Bank owned life insurance income	859	826	1,677	1,824
Gain on sale of securities	2,236	3,759	2,299	4,088
Other income	4,281	4,669	7,902	8,319
TOTAL NON-INTEREST INCOME	35,744	36,888	65,804	66,397

NON-INTEREST EXPENSE
Salaries and employee benefits	34,205	33,103	69,741	67,877
Occupancy expense, net	4,868	4,990	9,531	9,461
Furniture and equipment expense	4,550	4,077	8,993	8,023
Other real estate and foreclosure expense	517	967	1,106	1,934
Deposit insurance	780	1,096	1,460	2,244
Merger related costs	6,603	372	7,127	465
Other operating expenses	19,885	19,532	39,772	35,927
TOTAL NON-INTEREST EXPENSE	71,408	64,137	137,730	125,931

INCOME BEFORE INCOME TAXES	34,125	34,718	65,936	69,841
Provision for income taxes	11,060	11,809	20,751	23,427

NET INCOME	23,065	22,909	45,185	46,414
Preferred stock dividends	--	--	--	24
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,065	$22,909	$45,185	$46,390
BASIC EARNINGS PER SHARE	$0.72	$0.75	$1.43	$1.53
DILUTED EARNINGS PER SHARE	$0.72	$0.75	$1.42	$1.52

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
NET INCOME	$23,065	$22,909	$45,185	$46,414

OTHER COMPREHENSIVE INCOME
Unrealized holding gains arising during the period on available-for-sale securities	7,133	4,865	8,700	15,446
Less: Reclassification adjustment for realized gains included in net income	2,236	3,759	2,299	4,088
Other comprehensive gain, before tax effect	4,897	1,106	6,401	11,358

Less: Tax effect of other comprehensive gain	1,921	434	2,511	4,455

TOTAL OTHER COMPREHENSIVE INCOME	2,976	672	3,890	6,903

COMPREHENSIVE INCOME	$26,041	$23,581	$49,075	$53,317

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(In thousands)	June 30, 2017	June 30, 2016
	(Unaudited)
OPERATING ACTIVITIES
Net income	$45,185	$46,414
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,649	8,039
Provision for loan losses	11,330	7,439
Gain on sale of available-for-sale securities	(2,299)	(4,088)
Net accretion of investment securities and assets	(13,884)	(15,810)
Net amortization on borrowings	213	208
Stock-based compensation expense	3,958	1,719
(Gain) loss on sale of premises and equipment, net of impairment	(615)	3,000
Gain on sale of foreclosed assets held for sale	(141)	(1,180)
Gain on sale of mortgage loans held for sale	(5,432)	(6,584)
Deferred income taxes	2,230	615
Increase in cash surrender value of bank owned life insurance	(1,677)	(1,824)
Originations of mortgage loans held for sale	(222,946)	(293,929)
Proceeds from sale of mortgage loans held for sale	239,900	300,249
Changes in assets and liabilities:
Interest receivable	2,283	1,643
Assets held in trading accounts	(9)	(2,899)
Other assets	11,656	17,239
Accrued interest and other liabilities	(12,949)	(11,088)
Income taxes payable	9,471	(3,142)
Net cash provided by operating activities	75,923	46,021

INVESTING ACTIVITIES
Net originations of loans	(340,457)	(89,962)
(Increase) decrease in due from banks - time	490	4,326
Purchases of premises and equipment, net	(26,664)	(4,044)
Proceeds from sale of premises and equipment	3,475	--
Proceeds from sale of foreclosed assets held for sale	7,510	19,364
Proceeds from sale of available-for-sale securities	326,937	232,806
Proceeds from maturities of available-for-sale securities	17,720	61,164
Purchases of available-for-sale securities	(197,439)	(280,506)
Proceeds from maturities of held-to-maturity securities	44,240	79,976
Purchases of held-to-maturity securities	(860)	(6,162)
Proceeds from the sale of held-to-maturity securities	441	--
Proceeds from bank owned life insurance death benefits	--	1,876
Purchases of bank owned life insurance	(25)	(25)
Cash paid in business combinations, net of cash received	(22,000)	--
Net cash (used in) provided by investing activities	(186,632)	18,813

FINANCING ACTIVITIES
Net change in deposits	(20,660)	(57,893)
Repayments of subordinated debentures	--	(594)
Dividends paid on preferred stock	--	(24)
Dividends paid on common stock	(15,897)	(14,514)
Net change in other borrowed funds	198,803	29,538
Net change in federal funds purchased and securities sold under agreements to repurchase	(10,773)	3,640
Net shares issued under stock compensation plans	3,191	4,210
Redemption of preferred stock	--	(30,852)
Net cash provided by (used in) financing activities	154,664	(66,489)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,955	(1,655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	285,659	252,262

CASH AND CASH EQUIVALENTS, END OF PERIOD	$329,614	$250,607

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2017 and 2016

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2015	$30,852	$303	$662,378	$(2,665)	$385,987	$1,076,855

Comprehensive income				6,903	46,414	53,317
Stock issued for employee stock purchase plan – 6,002 shares	--	--	231	--	--	231
Stock-based compensation plans, net – 131,546 shares	--	1	5,697	--	--	5,698
Preferred stock redeemed	(30,852)	--	--	--	--	(30,852)
Dividends on preferred stock	--	--	--	--	(24)	(24)
Dividends on common stock – $0.48 per share	--	--	--	--	(14,514)	(14,514)

Balance, June 30, 2016 (Unaudited)	--	304	668,306	4,238	417,863	1,090,711

Comprehensive income	--	--	--	(19,450)	50,400	30,950
Stock issued for employee stock purchase plan – 9,733 shares	--	--	355	--	--	355
Stock-based compensation plans, net – 16,269 shares	--	1	2,071	--	--	2,072
Stock issued for Citizens National acquisition – 835,741 common shares	--	8	41,244	--	--	41,252
Cash dividends – $0.48 per share	--	--	--	--	(14,229)	(14,229)

Balance, December 31, 2016	--	313	711,976	(15,212)	454,034	1,151,111

Comprehensive income				3,890	45,185	49,075
Stock issued for employee stock purchase plan – 13,001 shares	--	--	618	--	--	618
Stock-based compensation plans, net – 122,138 shares	--	1	6,530	--	--	6,531
Stock issued for Hardeman acquisition – 799,970 common shares	--	8	42,630	--	--	42,638
Dividends on common stock – $0.50 per share	--	--	--	--	(15,897)	(15,897)

Balance, June 30, 2017 (Unaudited)	$--	$322	$761,754	$(11,322)	$483,322	$1,234,076

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

Recently Issued Accounting Pronouncements

ASU 2017-09 – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures, but it is not expected to have a material impact.

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

ASU 2017-04 – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-04 is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

ASU 2016-15 – Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard also provides guidance on when an entity should separate or aggregate cash flows based on the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Since ASU 2016-15 applies to the classification of cash flows, no impact is anticipated on the Company’s financial position or results of operations; however, the Company is currently evaluating the impact this standard will have on its financial statement disclosures, but it is not expected to have a material impact.

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

ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 became effective for annual and interim periods beginning after December 15, 2016. The prospective adoption of this standard has not had a material effect on the Company’s results of operations, financial position or disclosures. The impact of the requirement to report those income tax effects in earnings reduced reported federal and state income tax expense by $0.3 million and $1.5 million, respectively, for the three and six months ended June 30, 2017.

ASU 2016-02 – Leases (“ASU 2016-02”). ASU 2016-02 establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based on leases outstanding as of June 30, 2017, we do not expect the new standard to have a material impact on our results of operations, but anticipate increases in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

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

Acquisition Accounting, Loans Acquired

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the loans acquired is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Following is the computation of earnings per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income available to common shareholders	$23,065	$22,909	$45,185	$46,390

Average common shares outstanding	31,817	30,353	31,585	30,340
Average potential dilutive common shares	209	99	209	99
Average diluted common shares	32,026	30,452	31,794	30,439

Basic earnings per share	$0.72	$0.75	$1.43	$1.53
Diluted earnings per share (1)	$0.72	$0.75	$1.42	$1.52

____________________________

(1)	Stock options to purchase 258,255 and 65,005 shares for the three and six months ended June 30, 2016 were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price. There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three and six months ended June 30, 2017.

NOTE 2: ACQUISITIONS

Hardeman County Investment Company, Inc.

On May 15, 2017, the Company completed the acquisition of Hardeman County Investment Company, Inc. (“Hardeman”), headquartered in Jackson, Tennessee, including its wholly-owned bank subsidiary, First South Bank. The Company issued 799,970 shares of its common stock valued at approximately $42.6 million as of May 15, 2017, plus $30.0 million in cash in exchange for all outstanding shares of Hardeman common stock.

Prior to the acquisition, Hardeman conducted banking business from 10 branches located in western Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $462.9 million in assets, including approximately $251.6 million in loans (inclusive of loan discounts) and approximately $389.0 million in deposits. The Company expects to complete the systems conversion and merge First South Bank into Simmons Bank in September 2017. As part of the systems conversion, 5 existing Simmons and First South Bank branches will be consolidated.

Goodwill of $29.4 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the western Tennessee market and the Company will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Hardeman transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Hardeman	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$8,001	$--	$8,001
Interest bearing balances due from banks - time	1,984	--	1,984
Investment securities	170,654	(316)	170,338
Loans acquired	257,641	(5,992)	251,649
Allowance for loan losses	(2,382)	2,382	--
Foreclosed assets	1,083	(452)	631
Premises and equipment	9,905	1,258	11,163
Bank owned life insurance	7,819	--	7,819
Goodwill	11,485	(11,485)	--
Core deposit intangible	--	7,840	7,840
Other intangibles	--	830	830
Other assets	2,639	(1)	2,638
Total assets acquired	$468,829	$(5,936)	$462,893

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$76,555	$--	$76,555
Interest bearing transaction accounts and savings deposits	214,872	--	214,872
Time deposits	97,917	(368)	97,549
Total deposits	389,344	(368)	388,976
Securities sold under agreement to repurchase	17,163	--	17,163
Other borrowings	3,000	--	3,000
Subordinated debentures	6,702	--	6,702
Accrued interest and other liabilities	1,891	1,924	3,815
Total liabilities assumed	418,100	1,556	419,656
Equity	50,729	(50,729)	--
Total equity assumed	50,729	(50,729)	--
Total liabilities and equity assumed	$468,829	$(49,173)	$419,656
Net assets acquired			43,237
Purchase price			72,639
Goodwill			$29,402

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. Management will continue to review the estimated fair values and evaluate the assumed tax positions. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction over the next few months, within one year of the acquisition. Therefore, adjustments to the estimated amounts and carrying values may occur.

The Company’s operating results for 2017 include the operating results of the acquired assets and assumed liabilities of Hardeman subsequent to the acquisition date.

Citizens National Bank

On September 9, 2016, the Company completed the acquisition of Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. The Company issued 835,741 shares of its common stock valued at approximately $41.3 million as of September 9, 2016, plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock.

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

The Company’s operating results for 2017 and 2016 include the operating results of the acquired assets and assumed liabilities of Citizens subsequent to the acquisition date.

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

Other intangibles – This intangible assets represent the value of the relationships that Citizens had with their trust customers and Hardeman had with their insurance customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Other intangibles established prior to the acquisitions, if applicable, was written off.

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

FHLB and other borrowings – The fair value of Federal Home Loan Bank and other borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Subordinated debentures – The fair value of subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities. Due to the floating rate nature of the debenture, the fair value approximates book value as of the date acquired.

Accrued interest and other liabilities – The adjustment establishes a liability for unfunded commitments equal to the fair value of that liability at the date of acquisition.

Southwest Bancorp, Inc. (Pending Acquisition)

On December 14, 2016, the Company announced that it has entered into a definitive agreement and plan of merger (“SBI Agreement”) with Southwest Bancorp, Inc. (“SBI”), headquartered in Stillwater, Oklahoma, including its wholly-owned bank subsidiary, Bank SNB. According to the terms of the SBI Agreement, the Company will acquire all of the outstanding common stock of SBI in a transaction valued at approximately $564.4 million (based on the Company’s common stock closing price as of December 13, 2016), subject to potential adjustments. The transaction is expected to be accretive to the Company’s diluted core earnings per common share in the first full year of operation.

SBI conducts banking business from 31 branches located in Oklahoma, Colorado, Kansas and Texas. As of December 31, 2016, SBI had approximately $2.5 billion in assets, $1.9 billion in loans and $1.9 billion in deposits. Completion of the transaction is expected as early as October 2017 or as late as January 2018 and is subject to certain closing conditions, including approval by the shareholders of both SBI and the Company and customary regulatory approvals. Upon closing, SBI will merge into the Company.

First Texas BHC, Inc. (Pending Acquisition)

On January 23, 2017, the Company announced that it has entered into a definitive agreement and plan of merger (“First Texas Agreement”) with First Texas BHC, Inc. (“First Texas”), headquartered in Fort Worth, Texas, including its wholly-owned bank subsidiary, Southwest Bank. According to the terms of the First Texas Agreement, the Company will acquire all of the outstanding common stock of First Texas in a transaction valued at approximately $462 million (based on the Company’s common stock closing price as of January 20, 2017), subject to potential adjustments. The transaction is expected to be accretive to the Company’s diluted core earnings per common share in the first full year of operation.

First Texas conducts banking business from 16 branches located in the Dallas/Fort Worth Metroplex. As of December 31, 2016, First Texas had approximately $2.1 billion in assets, $1.8 billion in loans and $1.7 billion in deposits. Completion of the transaction is expected as early as October 2017 or as late as January 2018 and is subject to certain closing conditions, including approval by the shareholders of both First Texas and the Company and customary regulatory approvals. Upon closing, First Texas will merge into the Company.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	June 30, 2017				December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$67,912	$52	$(178)	$67,786	$76,875	$107	$(182)	$76,800
Mortgage-backed securities	17,882	66	(198)	17,750	19,773	63	(249)	19,587
State and political subdivisions	331,249	6,623	(105)	337,767	362,532	4,967	(842)	366,657
Other securities	1,960	--	--	1,960	2,916	--	--	2,916
Total HTM	$419,003	$6,741	$(481)	$425,263	$462,096	$5,137	$(1,273)	$465,960

Available-for-Sale
U.S. Treasury	$19,996	$1	$--	$19,997	$300	$--	$--	$300
U.S. Government agencies	149,296	213	(1,890)	147,619	140,005	67	(2,301)	137,771
Mortgage-backed securities	892,080	95	(13,970)	878,205	885,783	178	(17,637)	868,324
State and political subdivisions	86,915	133	(3,376)	83,672	108,374	38	(5,469)	102,943
Other securities	59,990	1,117	--	61,107	47,022	996	(2)	48,016
Total AFS	$1,208,277	$1,559	$(19,236)	$1,190,600	$1,181,484	$1,279	$(25,409)	$1,157,354

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available-for-sale securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at June 30, 2017, was $1.1 billion, which is approximately 69.6% of the Company’s combined available-for-sale and held-to-maturity investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$14,938	$(62)	$37,883	$(116)	$52,821	$(178)
Mortgage-backed securities	10,036	(151)	1,291	(47)	11,327	(198)
State and political subdivisions	18,939	(104)	225	(1)	19,164	(105)
Total HTM	$43,913	$(317)	$39,399	$(164)	$83,312	$(481)

Available-for-Sale
U.S. Government agencies	$111,504	$(1,761)	$16,868	$(129)	$128,372	$(1,890)
Mortgage-backed securities	785,746	(12,903)	45,673	(1,067)	831,419	(13,970)
State and political subdivisions	57,309	(2,137)	20,158	(1,239)	77,467	(3,376)
Other securities	100	--	--	--	100	--
Total AFS	$954,659	$(16,801)	$82,699	$(2,435)	$1,037,358	$(19,236)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of June 30, 2017, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2017, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three and six months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Taxable:
Held-to-maturity	$636	$1,446	$1,297	$2,323
Available-for-sale	6,238	4,492	12,054	8,926
Non-taxable:
Held-to-maturity	2,217	2,399	4,500	5,545
Available-for-sale	899	162	1,590	211
Total	$9,990	$8,499	$19,441	$17,005

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$50,648	$50,636	$21,212	$21,213
After one through five years	108,555	109,055	100,683	99,792
After five through ten years	100,222	101,798	8,941	8,712
After ten years	141,696	146,024	126,471	122,671
Securities not due on a single maturity date	17,882	17,750	892,080	878,205
Other securities (no maturity)	--	--	58,890	60,007
Total	$419,003	$425,263	$1,208,277	$1,190,600

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.0 billion at June 30, 2017 and $915.2 million at December 31, 2016.

There were $2.2 million of gross realized gains and $5,000 of gross realized losses from the sale of available for sale securities during the three months ended June 30, 2017, and there were $2.3 million of realized gains and $5,000 of realized losses from the sale of available for sale securities during the six months ended June 30, 2017. There were $3.8 million of gross realized gains and no realized losses for the three months ended June 30, 2016, and there were $4.1 million of gross realized gains and no realized losses from the sale of available for sale securities during the six months ended June 30, 2016.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2017, the Company’s loan portfolio was $6.225 billion, compared to $5.633 billion at December 31, 2016.  The various categories of loans are summarized as follows:

(In thousands)	June 30, 2017	December 31, 2016

Consumer:
Credit cards	$176,953	$184,591
Other consumer	366,136	303,972
Total consumer	543,089	488,563
Real Estate:
Construction	457,896	336,759
Single family residential	1,014,412	904,245
Other commercial	2,089,707	1,787,075
Total real estate	3,562,015	3,028,079
Commercial:
Commercial	678,932	639,525
Agricultural	191,345	150,378
Total commercial	870,277	789,903
Other	25,191	20,662
Loans	5,000,572	4,327,207
Loans acquired, net of discount and allowance (1)	1,224,739	1,305,683
Total loans	$6,225,311	$5,632,890

____________________________

(1)	See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchase or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates.  Term loans are generally set up with one or three year balloons, and the Company has recently instituted a pricing mechanism for commercial loans.  It is standard practice to require personal guaranties on commercial loans for closely-held or limited liability entities.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	June 30, 2017	December 31, 2016

Consumer:
Credit cards	$293	$373
Other consumer	2,747	1,793
Total consumer	3,040	2,166
Real estate:
Construction	2,761	3,411
Single family residential	12,722	12,139
Other commercial	20,368	12,385
Total real estate	35,851	27,935
Commercial:
Commercial	16,169	7,765
Agricultural	2,066	1,238
Total commercial	18,235	9,003
Total	$57,126	$39,104

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2017
Consumer:
Credit cards	$568	$565	$1,133	$175,820	$176,953	$271
Other consumer	3,301	1,779	5,080	361,056	366,136	10
Total consumer	3,869	2,344	6,213	536,876	543,089	281
Real estate:
Construction	950	1,748	2,698	455,198	457,896	--
Single family residential	5,429	5,756	11,185	1,003,227	1,014,412	--
Other commercial	3,385	9,542	12,927	2,076,780	2,089,707	--
Total real estate	9,764	17,046	26,810	3,535,205	3,562,015	--
Commercial:
Commercial	7,408	8,543	15,951	662,981	678,932	--
Agricultural	53	2,009	2,062	189,283	191,345	--
Total commercial	7,461	10,552	18,013	852,264	870,277	--
Other	--	--	--	25,191	25,191	--
Total	$21,094	$29,942	$51,036	$4,949,536	$5,000,572	$281

December 31, 2016
Consumer:
Credit cards	$716	$275	$991	$183,600	$184,591	$275
Other consumer	3,786	1,027	4,813	299,159	303,972	11
Total consumer	4,502	1,302	5,804	482,759	488,563	286
Real estate:
Construction	1,420	1,246	2,666	334,093	336,759	--
Single family residential	6,310	5,927	12,237	892,008	904,245	14
Other commercial	4,212	6,722	10,934	1,776,141	1,787,075	--
Total real estate	11,942	13,895	25,837	3,002,242	3,028,079	14
Commercial:
Commercial	2,040	5,296	7,336	632,189	639,525	--
Agricultural	121	1,215	1,336	149,042	150,378	--
Total commercial	2,161	6,511	8,672	781,231	789,903	--
Other	--	--	--	20,662	20,662	--
Total	$18,605	$21,708	$40,313	$4,286,894	$4,327,207	$300

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2017						Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Consumer:
Credit cards	$293	$293	$--	$293	$--	$261	$6	$298	$11
Other consumer	2,824	2,747	--	2,747	--	2,581	17	2,321	31
Total consumer	3,117	3,040	--	3,040	--	2,842	23	2,619	42
Real estate:
Construction	3,309	1,755	1,006	2,761	156	2,748	21	2,969	39
Single family residential	13,423	12,004	718	12,722	46	12,837	90	12,686	167
Other commercial	22,562	7,324	13,044	20,368	1,686	22,402	138	19,670	258
Total real estate	39,294	21,083	14,768	35,851	1,888	37,987	249	35,325	464
Commercial:
Commercial	17,682	4,674	11,495	16,169	3,636	14,275	91	12,952	170
Agricultural	3,183	2,066	--	2,066	--	2,152	13	1,840	24
Total commercial	20,865	6,740	11,495	18,235	3,636	16,427	104	14,792	194
Total	$63,276	$30,863	$26,263	$57,126	$5,524	$57,256	$376	$52,736	$700

December 31, 2016						Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Consumer:
Credit cards	$373	$373	$--	$373	$--	$216	$--	$304	$10
Other consumer	1,836	1,797	3	1,800	1	841	12	708	18
Total consumer	2,209	2,170	3	2,173	1	1,057	12	1,012	28
Real estate:
Construction	4,275	1,038	2,374	3,412	156	5,089	61	5,044	126
Single family residential	12,970	10,630	1,753	12,383	162	9,032	110	7,904	197
Other commercial	20,993	6,891	7,315	14,206	99	19,976	220	14,789	370
Total real estate	38,238	18,559	11,442	30,001	417	34,097	391	27,737	693
Commercial:
Commercial	11,848	2,734	7,573	10,307	262	2,539	31	2,355	59
Agricultural	2,226	1,215	--	1,215	--	1,084	15	810	20
Total commercial	14,074	3,949	7,573	11,522	262	3,623	46	3,165	79
Total	$54,521	$24,678	$19,018	$43,696	$680	$38,777	$449	$31,914	$800

At June 30, 2017, and December 31, 2016, impaired loans, net of government guarantees and excluding loans acquired, totaled $57.1 million and $43.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $5.5 million and $680,000 at June 30, 2017 and December 31, 2016, respectively. Approximately $376,000 and $700,000 of interest income was recognized on average impaired loans of $57.3 million and $52.7 million for the three and six months ended June 30, 2017.  Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2017 and 2016 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

June 30, 2017
Real estate:
Construction	--	$--	2	$445	2	$445
Single-family residential	1	43	19	1,212	20	1,255
Other commercial	6	6,624	4	8,089	10	14,713
Total real estate	7	6,667	25	9,746	32	16,413
Commercial:
Commercial	7	2,127	9	788	16	2,915
Total commercial	7	2,127	9	788	16	2,915
Total	14	$8,794	34	$10,534	48	$19,328

December 31, 2016
Consumer:
Other consumer	--	$--	1	$3	1	$3
Total consumer	--	--	1	3	1	3
Real estate:
Construction	--	--	1	18	1	18
Single-family residential	3	167	29	2,078	32	2,245
Other commercial	23	9,048	2	780	25	9,828
Total real estate	26	9,215	32	2,876	58	12,091
Commercial:
Commercial	15	1,783	5	297	20	2,080
Total commercial	15	1,783	5	297	20	2,080
Total	41	$10,998	38	$3,176	79	$14,174

The following table presents loans that were restructured as TDRs during the three and six months ended June 30, 2017 and 2016, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at June 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended June 30, 2017
Commercial:
Commercial	4	$41	$39	$--	$39	$--
Total commercial	4	41	39	--	39	--
Total	4	$41	$39	$--	$39	$--

Three Months Ended June 30, 2016
Consumer:
Other consumer	1	$3	$3	$3	$--	$--
Total consumer	1	3	3	3	--	--
Real Estate:
Single-family residential	7	618	615	61	554	--
Other commercial	1	348	364	--	364	--
Total real estate	8	966	979	61	918	--
Commercial:
Commercial	9	426	399	399	--	--
Total commercial	9	426	399	399	--	--
Total	18	$1,395	$1,381	$463	$918	$--

Six Months Ended June 30, 2017
Real estate:
Construction	1	$456	$456	$456	$--	$--
Other commercial	2	7,362	7,362	7,362	--	33
Total real estate	3	7,818	7,818	7,818	--	33
Commercial:
Commercial	9	811	799	760	39	--
Total commercial	9	811	799	760	39	--
Total	12	$8,629	$8,617	$8,578	$39	$33

Six Months Ended June 30, 2016
Consumer:
Other consumer	1	$3	$3	$3	$--	$--
Total consumer	1	3	3	3	--	--
Real estate:
Single-family residential	9	796	793	239	554	--
Other commercial	25	8,962	8,931	8,567	364	--
Total real estate	34	9,758	9,724	8,806	918	--
Commercial:
Commercial	11	600	572	572	--	--
Total commercial	11	600	572	572	--
Total	46	$10,361	$10,299	$9,381	$918	$--

During the three months ended June 30, 2017, the Company modified 4 loans with a recorded investment of $41,000 prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by changing the interest rate.  Based on the fair value of the collateral, no specific reserve was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the six months ended June 30, 2017, the Company modified 12 loans with a recorded investment of $8.6 million prior to modification which was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $33,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended June 30, 2016, the Company modified 18 loans with a recorded investment of $1.4 million and during the six months ended June 30, 2016, the Company modified 46 loans with a total recorded investment of $10.4 million prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by changing various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, a specific reserve of $324,000 was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one commercial real estate loan for which a payment default occurred during the six months ended June 30, 2017, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired. There were no loans for which a payment default occurred during the six months ended June 30, 2016, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $117,000 and $166,500 at June 30, 2017 and 2016, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At June 30, 2017 and December 31, 2016, the Company had $1,321,000 and $1,714,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2017 and December 31, 2016, the Company had $2,648,000 and $5,094,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $8.4 million and $17.8 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of June 30, 2017 and December 31, 2016, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $33.2 million and $47.8 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at June 30, 2017 and December 31, 2016, respectively.

Purchased credit impaired loans are loans that showed evidence of deterioration of credit quality during the loan term and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their fair value was initially based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the undiscounted cash flows expected at acquisition and the fair value at acquisition is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment.

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons:  (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $156.1 million and $166.0 million, as of June 30, 2017 and December 31, 2016, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2017 and December 31, 2016, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2017
Consumer:
Credit cards	$176,388	$--	$565	$--	$--	$176,953
Other consumer	363,073	--	3,063	--	--	366,136
Total consumer	539,461	--	3,628	--	--	543,089
Real estate:
Construction	449,699	1,739	6,442	16	--	457,896
Single family residential	986,793	3,288	24,179	152	--	1,014,412
Other commercial	2,031,129	6,611	51,967	--	--	2,089,707
Total real estate	3,467,621	11,638	82,588	168	--	3,562,015
Commercial:
Commercial	651,846	2,022	25,061	3	--	678,932
Agricultural	188,224	129	2,969	23	--	191,345
Total commercial	840,070	2,151	28,030	26	--	870,277
Other	25,191	--	--	--	--	25,191
Loans acquired	1,150,104	32,960	40,182	1,486	7	1,224,739
Total	$6,022,447	$46,749	$154,428	$1,680	$7	$6,225,311

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2016
Consumer:
Credit cards	$183,943	$--	$648	$--	$--	$184,591
Other consumer	301,632	26	2,314	--	--	303,972
Total consumer	485,575	26	2,962	--	--	488,563
Real estate:
Construction	330,080	98	6,565	16	--	336,759
Single family residential	875,603	4,024	24,460	158	--	904,245
Other commercial	1,738,207	6,874	41,994	--	--	1,787,075
Total real estate	2,943,890	10,996	73,019	174	--	3,028,079
Commercial:
Commercial	616,805	558	22,162	--	--	639,525
Agricultural	148,218	104	2,033	--	23	150,378
Total commercial	765,023	662	24,195	--	23	789,903
Other	20,662	--	--	--	--	20,662
Loans acquired	1,217,886	22,181	64,075	1,541	--	1,305,683
Total	$5,433,036	$33,865	$164,251	$1,715	$23	$5,632,890

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2017
Balance, beginning of period (2)	$8,173	$22,253	$3,729	$3,710	$37,865
Provision for loan losses (1)	249	4,974	649	436	6,308
Charge-offs	(349)	(1,712)	(901)	(993)	(3,955)
Recoveries	32	216	277	636	1,161
Net recoveries (charge-offs)	(317)	(1,496)	(624)	(357)	(2,794)
Balance, June 30, 2017 (2)	$8,105	$25,731	$3,754	$3,789	$41,379

Six Months Ended June 30, 2017
Balance, beginning of period (2)	$7,739	$21,817	$3,779	$2,951	$36,286
Provision for loan losses (1)	945	5,834	1,407	1,679	9,865
Charge-offs	(641)	(2,368)	(1,945)	(2,167)	(7,121)
Recoveries	62	448	513	1,326	2,349
Net charge-offs	(579)	(1,920)	(1,432)	(841)	(4,772)
Balance, June 30, 2017 (2)	$8,105	$25,731	$3,754	$3,789	$41,379

Period-end amount allocated to:
Loans individually evaluated for impairment	$3,636	$1,888	$--	$--	$5,524
Loans collectively evaluated for impairment	4,469	23,843	3,754	3,789	35,855
Balance, June 30, 2017 (2)	$8,105	$25,731	$3,754	$3,789	$41,379

____________________________

(1)	Provision for loan losses of $714,000 and $1,464,000 attributable to loans acquired was excluded from this table for the three and six months ended June 30, 2017, respectively (total provision for loan losses for the three and six months ended June 30, 2017 was $7,023,000 and $11,330,000). There were $758,000 and $2.0 million in charge-offs for loans acquired during the three and six months ended June 30, 2017, respectively, resulting in an ending balance in the allowance related to loans acquired of $391,000.
(2)	Allowance for loan losses at June 30, 2017 includes $391,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at March 31, 2017 includes $435,000 allowance for loans acquired. Allowance for loan losses at December 31, 2016 includes $954,000 allowance for loans acquired. The total allowance for loan losses at June 30, 2017, March 31, 2017 and December 31, 2016 was $41,770,000, $38,300,000 and $37,240,000, respectively.

Activity in the allowance for loan losses for the three and six months ended June 30, 2016 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended June 30, 2016
Balance, beginning of period (4)	$7,083	$19,925	$3,757	$1,916	$32,681
Provision for loan losses (3)	2,714	423	440	732	4,309
Charge-offs	(2,283)	(824)	(702)	(489)	(4,298)
Recoveries	318	111	253	149	831
Net charge-offs	(1,965)	(713)	(449)	(340)	(3,467)
Balance, June 30, 2016 (4)	$7,832	$19,635	$3,748	$2,308	$33,523

Six Months Ended June 30, 2016
Balance, beginning of period (4)	$5,985	$19,522	$3,893	$1,951	$31,351
Provision for loan losses (3)	4,281	943	921	987	7,132
Charge-offs	(2,759)	(1,053)	(1,561)	(882)	(6,255)
Recoveries	325	223	495	252	1,295
Net charge-offs	(2,434)	(830)	(1,066)	(630)	(4,960)
Balance, June 30, 2016 (4)	$7,832	$19,635	$3,748	$2,308	$33,523

Period-end amount allocated to:
Loans individually evaluated for impairment	$63	$3,080	$--	$6	$3,149
Loans collectively evaluated for impairment	7,769	16,555	3,748	2,302	30,374
Balance, June 30, 2016 (4)	$7,832	$19,635	$3,748	$2,308	$33,523

Period-end amount allocated to:
Loans individually evaluated for impairment	$262	$417	$--	$1	$680
Loans collectively evaluated for impairment	7,477	21,400	3,779	2,950	35,606
Balance, December 31, 2016 (5)	$7,739	$21,817	$3,779	$2,951	$36,286

____________________________

(3)	Provision for loan losses of $307,000 attributable to loans acquired was excluded from this table for the three and six months ended June 30, 2016 (total provision for loan losses for the three and six months ended June 30, 2016 was $4,616,000 and $7,439,000). The $307,000 was subsequently charged-off, resulting in no change to the ending balance in the allowance related to loans acquired.
(4)	Allowance for loan losses at June 30, 2016, March 31, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired. The total allowance for loan losses at June 30, 2016, March 31, 2016 and December 31, 2015 was $34,477,000, $33,635,000 and $32,305,000, respectively.
(5)	Allowance for loan losses at December 31, 2016 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses December 31, 2016 was $37,240,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

June 30, 2017
Loans individually evaluated for impairment	$18,235	$35,851	$293	$2,747	$57,126
Loans collectively evaluated for impairment	852,042	3,526,164	176,660	388,580	4,943,446
Balance, end of period	$870,277	$3,562,015	$176,953	$391,327	$5,000,572

December 31, 2016
Loans individually evaluated for impairment	$11,522	$30,001	$373	$1,800	$43,696
Loans collectively evaluated for impairment	778,381	2,998,078	184,218	322,834	4,283,511
Balance, end of period	$789,903	$3,028,079	$184,591	$324,634	$4,327,207

NOTE 5: LOANS ACQUIRED

During the second quarter of 2017, the Company evaluated $249.3 million of net loans ($254.3 million gross loans less $5.0 million discount) purchased in conjunction with the acquisition of Hardeman, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company evaluated the remaining $2.3 million of net loans ($3.3 million gross loans less $956,000 discount) purchased in conjunction with the acquisition of Hardeman for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration during the loan term and if it is probable that not all contractually required payments will be collected.

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all loans acquired as of June 30, 2017 and December 31, 2016:

	Loans Acquired
(in thousands)	June 30, 2017	December 31, 2016

Consumer:
Other consumer	$37,636	$49,677
Total consumer	37,636	49,677
Real estate:
Construction	59,731	57,587
Single family residential	374,219	423,176
Other commercial	634,892	690,108
Total real estate	1,068,842	1,170,871
Commercial:
Commercial	116,057	81,837
Agricultural	2,204	3,298
Total commercial	118,261	85,135

Total loans acquired (1)	$1,224,739	$1,305,683

____________________________

(1)	Loans acquired are reported net of a $391,000 and $954,000 allowance at June 30, 2017 and December 31, 2016, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans an Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	June 30, 2017	December 31, 2016

Consumer:
Other consumer	$303	$456
Total consumer	303	456
Real estate:
Construction	1,950	7,961
Single family residential	11,902	13,366
Other commercial	10,686	22,045
Total real estate	24,538	43,372
Commercial:
Commercial	2,607	2,806
Agricultural	184	198
Total commercial	2,791	3,004
Total	$27,632	$46,832

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2017
Consumer:
Other consumer	$465	$89	$554	$37,082	$37,636	$--
Total consumer	465	89	554	37,082	37,636	--
Real estate:
Construction	148	1,442	1,590	58,141	59,731	--
Single family residential	2,005	4,553	6,558	367,661	374,219	48
Other commercial	1,991	5,009	7,000	627,892	634,892	--
Total real estate	4,144	11,004	15,148	1,053,694	1,068,842	48
Commercial:
Commercial	1,549	801	2,350	113,707	116,057	--
Agricultural	67	--	67	2,137	2,204	--
Total commercial	1,616	801	2,417	115,844	118,261	--

Total	$6,225	$11,894	$18,119	$1,206,620	$1,224,739	$48

December 31, 2016
Consumer:
Other consumer	$571	$189	$760	$48,917	$49,677	$--
Total consumer	571	189	760	48,917	49,677	--
Real estate:
Construction	132	7,332	7,464	50,123	57,587	--
Single family residential	8,358	4,857	13,215	409,961	423,176	11
Other commercial	2,836	10,741	13,577	676,531	690,108	--
Total real estate	11,326	22,930	34,256	1,136,615	1,170,871	11
Commercial:
Commercial	723	2,153	2,876	78,961	81,837	--
Agricultural	48	--	48	3,250	3,298	--
Total commercial	771	2,153	2,924	82,211	85,135	--

Total	$12,668	$25,272	$37,940	$1,267,743	$1,305,683	$11

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2017
Consumer:
Other consumer	$36,934	$18	$684	$--	$--	$37,636
Total consumer	36,934	18	684	--	--	37,636
Real estate:
Construction	57,016	67	2,648	--	--	59,731
Single family residential	355,328	1,647	15,758	1,486	--	374,219
Other commercial	595,029	24,328	15,535	--	--	634,892
Total real estate	1,007,373	26,042	33,941	1,486	--	1,068,842
Commercial:
Commercial	103,777	6,900	5,373	--	7	116,057
Agricultural	2,020	--	184	--	--	2,204
Total commercial	105,797	6,900	5,557	--	7	118,261

Total	$1,150,104	$32,960	$40,182	$1,486	$7	$1,224,739

December 31, 2016
Consumer:
Other consumer	$48,992	$14	$671	$--	$--	$49,677
Total consumer	48,992	14	671	--	--	49,677
Real estate:
Construction	50,704	88	6,795	--	--	57,587
Single family residential	400,553	2,696	18,392	1,535	--	423,176
Other commercial	641,018	17,384	31,706	--	--	690,108
Total real estate	1,092,275	20,168	56,893	1,535	--	1,170,871
Commercial:
Commercial	73,609	1,965	6,257	6	--	81,837
Agricultural	3,010	34	254	--	--	3,298
Total commercial	76,619	1,999	6,511	6	--	85,135

Total	$1,217,886	$22,181	$64,075	$1,541	$--	$1,305,683

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

The impact of the adjustments on the Company’s financial results for the three and six months ended June 30, 2017 and 2016 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Impact on net interest income and pre-tax income	$1,388	$80	$2,572	$1,175

Net impact, net of taxes	$844	$49	$1,563	$714

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$1,217	$8,695	$1,655	$17,802
Additions	--	2,388	--	2,388
Accretable yield adjustments	1,418	--	2,646	--
Accretion	(1,869)	1,869	(3,535)	3,535
Payments and other reductions, net	--	(4,504)	--	(15,277)
Balance, ending	$766	$8,448	$766	$8,448

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$2,034	$21,259	$954	$23,469
Additions	--	--	--	--
Accretable yield adjustments	642	--	3,074	--
Accretion	(311)	311	(1,663)	1,663
Payments and other reductions, net	--	(907)	--	(4,469)
Balance, ending	$2,365	$20,663	$2,365	$20,663

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan losses for loans acquired resulting in a total allowance on loans acquired of $391,000 at June 30, 2017 and $954,000 at December 31, 2016. The provision on loans acquired for the three and six months ended June 30, 2017 was $714,000 and $1.5 million, respectively. The provision on loans acquired during the three and six months ended June 30, 2016 was $307,000.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $379.4 million at June 30, 2017 and $348.5 million at December 31, 2016.

The Company recorded $29.4 million of goodwill as a result of its 2017 Hardeman acquisition and the goodwill is not deductible for tax purposes. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2017 or the year ended December 31, 2016.

Core deposit premiums are amortized over a ten year period and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $7.8 million were recorded during the second quarter of 2017 as part of the Hardeman acquisition. Core deposit premiums of $5.1 million were recorded in the fourth quarter of 2016 as part of the Citizens acquisition.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Company recorded $830,000 of intangible assets during the second quarter of 2017 related to the insurance operations acquired in the Hardeman acquisition. The Company recorded $591,000 of intangible assets during the fourth quarter of 2016 related to the trust operations acquired in the Citizens acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2017 and December 31, 2016, were as follows:

(In thousands)	June 30, 2017	December 31, 2016

Goodwill	$379,437	$348,505
Core deposit premiums:
Gross carrying amount	56,532	48,692
Accumulated amortization	(12,956)	(10,625)
Core deposit premiums, net	43,576	38,067
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(1,551)	(1,344)
Purchased credit card relationships, net	517	724
Books of business intangible:
Gross carrying amount	16,714	15,884
Accumulated amortization	(2,279)	(1,716)
Books of business intangible, net	14,435	14,168
Other intangible assets, net	58,528	52,959
Total goodwill and other intangible assets	$437,965	$401,464

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2017 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2017	$3,452
	2018	6,705
	2019	6,395
	2020	6,382
	2021	6,320
	Thereafter	29,274
	Total	$58,528

NOTE 7: TIME DEPOSITS

Time deposits include approximately $665,268,000 and $600,280,000 of certificates of deposit of $100,000 or more at June 30, 2017, and December 31, 2016, respectively. Of this total approximately $229,780,000 and $193,596,000 of certificates of deposit were over $250,000 at June 30, 2017 and December 31, 2016, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	June 30, 2017	June 30, 2016
Income taxes currently payable	$18,521	$22,812
Deferred income taxes	2,230	615
Provision for income taxes	$20,751	$23,427

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,	December 31,
(In thousands)	2017	2016

Deferred tax assets:
Loans acquired	$7,066	$7,986
Allowance for loan losses	16,536	14,754
Valuation of foreclosed assets	4,030	3,958
Tax NOLs from acquisition	12,806	13,077
Deferred compensation payable	2,905	2,785
Vacation compensation	1,879	1,740
Accrued equity and other compensation	4,879	6,367
Acquired securities	1,224	1,098
Other accrued liabilities	2,053	1,834
Unrealized loss on available-for-sale securities	7,037	9,559
Other	5,794	5,267
Gross deferred tax assets	66,209	68,425
Deferred tax liabilities:
Goodwill and other intangible amortization	(32,321)	(29,601)
Accumulated depreciation	(6,520)	(5,370)
Other	(6,056)	(5,877)
Gross deferred tax liabilities	(44,897)	(40,848)

Net deferred tax asset, included in other assets	$21,312	$27,577

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense for the six months ended June 30, 2017 and 2016 is shown below:

(In thousands)	June 30, 2017	June 30, 2016

Computed at the statutory rate (35%)	$23,078	$24,444
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	775	1,369
Discrete items related to ASU 2016-09	(1,377)	--
Tax exempt interest income	(2,205)	(2,048)
Tax exempt earnings on BOLI	(438)	(519)
Merger related expenses	372	--
Federal tax credits	(793)	(53)
Other differences, net	1,339	234
Actual tax provision	$20,751	$23,427

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company closed a stock acquisition in a prior year that invoked the Section 382 annual limitation. Approximately $36.5 million of federal net operating losses subject to the IRC Sec 382 annual limitation are expected to be utilized by the Company. The net operating loss carryforwards expire between 2028 and 2035.

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

The gross amount of recognized liabilities for repurchase agreements was $120.9 million and $102.4 million at June 30, 2017 and December 31, 2016, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2017
Repurchase agreements:
U.S. Government agencies	$120,919	$--	$--	$--	$120,919

December 31, 2016
Repurchase agreements:
U.S. Government agencies	$101,647	$--	$--	$757	$102,404

NOTE 10: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at June 30, 2017 and December 31, 2016 consisted of the following components:

(In thousands)	June 30, 2017	December 31, 2016

Other Borrowings
FHLB advances, net of discount, due 2017 to 2033, 0.95% to 7.37% secured by residential real estate loans	$429,287	$225,230
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	45,675	47,929
Total other borrowings	474,962	273,159

Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,276	9,225
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,207	10,130
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,159	5,161
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,127	5,105
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,221	10,156
Trust preferred securities, net of discount, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	--
Total subordinated debentures	67,312	60,397
Total other borrowings and subordinated debentures	$542,274	$333,556

The Company had $392.1 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less at June 30, 2107 and $180.0 million at December 31, 2016.

The Company had total FHLB advances of $429.3 million at June 30, 2017, with approximately $1.263 billion of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $1.954 billion at June 30, 2017.

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

Aggregate annual maturities of long-term debt at June 30, 2017, are:

(In thousands)	Year	Annual Maturities

	2017	$3,713
	2018	23,941
	2019	7,665
	2020	36,424
	2021	2,333
	Thereafter	76,148
	Total	$150,224

NOTE 11: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

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

NOTE 13: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year.  At June 30, 2017, the Company’s subsidiary bank had approximately $4.0 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).  As of June 30, 2017, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company's CET1 ratio was 12.11% at June 30, 2017.

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

The table below summarizes the transactions under the Company's active stock compensation plans for the six months ended June 30, 2017:

	Stock Options Outstanding		Stock Awards Outstanding		Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

Balance, January 1, 2017	473	42.85	139	40.96	113	45.40
Granted	--	--	--	--	174	58.51
Stock Options Exercised	(38)	32.64	--	--	--	--
Stock Awards/Units Vested	--	--	(26)	34.27	(121)	52.69
Forfeited/Expired	(3)	44.67	(11)	43.69	(9)	51.62

Balance, June 30, 2017	432	$43.73	102	$42.41	157	$54.05

Exercisable, June 30, 2017	323	$43.16

The following table summarizes information about stock options under the plans outstanding at June 30, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17.55	-	$21.13	4,550	2.83	$19.29	4,150	$19.32
21.29	-	21.29	4,400	5.62	21.29	2,900	21.29
21.51	-	21.51	1,500	2.55	21.51	1,500	21.51
30.31	-	30.31	22,180	0.88	30.31	22,180	30.31
40.57	-	40.57	40,490	7.50	40.57	40,490	40.57
40.72	-	40.72	1,500	7.38	40.72	600	40.72
44.40	-	44.40	49,870	7.73	44.40	37,144	44.40
45.50	-	45.50	246,485	8.11	45.50	190,907	45.50
47.02	-	47.02	58,090	8.25	47.02	20,838	47.02
48.13	-	48.13	3,305	8.21	48.13	2,645	48.13
$17.55	-	$48.13	432,370	7.56	$43.73	323,354	$43.16

Total stock-based compensation expense was $4,499,000 and $2,097,000 during the six months ended June 30, 2017 and 2016, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $433,000 of unrecognized stock-based compensation expense related to stock options at June 30, 2017. Unrecognized stock-based compensation expense related to non-vested stock awards was $16,485,000 at June 30, 2017.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.2 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2017 was $3,963,000 and $3,149,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $52.90 as of June 30, 2017, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and June 30, 2016, was $765,000 and $741,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2017. The weighted-average fair value of stock options granted during the six months ended June 30, 2016 was $11.64 per share. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

Six Months Ended June 30, 2016

Expected dividend yield	1.96%
Expected stock price volatility	27.34%
Risk-free interest rate	2.01%
Expected life of options (years)	7

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended June 30,
(In thousands)	2017	2016

Interest paid	$13,203	$10,817
Income taxes paid	10,067	21,610
Transfers of loans to foreclosed assets held for sale	2,667	2,970
Transfers of premises and equipment to premises held for sale	--	6,167
Transfers of premises held for sale to foreclosed assets held for sale	3,188	923

NOTE 16: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Professional services	$3,962	$2,911	$9,131	$6,404
Postage	1,204	1,074	2,335	2,309
Telephone	982	1,041	2,060	2,100
Credit card expense	3,107	2,542	5,944	5,372
Marketing	1,687	2,149	3,033	3,122
Operating supplies	459	458	814	817
Amortization of intangibles	1,554	1,451	3,104	2,908
Branch right sizing expense	99	3,219	217	3,233
Other expense	6,831	4,687	13,134	9,662
Total other operating expenses	$19,885	$19,532	$39,772	$35,927

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

At June 30, 2017, the Company had outstanding commitments to extend credit aggregating approximately $568,760,000 and $1,545,227,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2016, the Company had outstanding commitments to extend credit aggregating approximately $562,527,000 and $1,220,137,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $33,111,000 and $29,362,000 at June 30, 2017, and December 31, 2016, respectively, with terms ranging from 9 months to 15 years.  At June 30, 2017 and December 31, 2016, the Company had no deferred revenue under standby letter of credit agreements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017
ASSETS
Available-for-sale securities
U.S. Treasury	$19,997	$19,997	$--	$--
U.S. Government agencies	147,619	--	147,619	--
Mortgage-backed securities	878,205	--	878,205	--
State and political subdivisions	83,672	--	83,672	--
Other securities	61,107	--	61,107	--
Assets held in trading accounts	50	--	50	--

December 31, 2016
ASSETS
Available-for-sale securities
U.S. Treasury	$300	$300	$--	$--
U.S. Government agencies	137,771	--	137,771	--
Mortgage-backed securities	868,324	--	868,324	--
States and political subdivisions	102,943	--	102,943	--
Other securities	48,016	--	48,016	--
Assets held in trading accounts	41	--	41	--

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

Foreclosed assets held for sale – Foreclosed assets held for sale are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on unobservable market data.  As of June 30, 2017 and December 31, 2016, the fair value of foreclosed assets held for sale less estimated costs to sell was $26.0 million and $26.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At June 30, 2017 and December 31, 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017
ASSETS
Impaired loans (1) (2) (collateral dependent)	$11,079	$--	$--	$11,079
Foreclosed assets held for sale (1)	6,984	--	--	6,984

December 31, 2016
ASSETS
Impaired loans (1) (2) (collateral dependent)	$17,154	$--	$--	$17,154
Foreclosed assets held for sale (1)	17,806	--	--	17,806

____________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets held for sale for which fair value re-measurements took place during the period.
(2)	Specific allocations of $2,139,000 and $2,384,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2017 and December 31, 2016, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2017
Financial assets:
Cash and cash equivalents	$329,614	$329,614	$--	$--	$344,647
Interest bearing balances due from banks - time	6,057	--	6,057	--	6,057
Held-to-maturity securities	419,003	--	425,263	--	425,263
Mortgage loans held for sale	16,266	--	--	16,266	16,266
Interest receivable	27,337	--	27,337	--	27,337
Legacy loans (net of allowance)	4,959,193	--	--	4,941,097	4,941,097
Loans acquired (net of allowance)	1,224,739	--	--	1,220,270	1,220,270

Financial liabilities:
Non-interest bearing transaction accounts	1,650,986	--	1,650,986	--	1,650,986
Interest bearing transaction accounts and savings deposits	4,141,426	--	4,141,426	--	4,141,426
Time deposits	1,311,123	--	--	1,301,715	1,301,715
Federal funds purchased and securities sold under agreements to repurchase	121,419	--	121,419	--	121,419
Other borrowings	474,962	--	479,740	--	479,740
Subordinated debentures	67,312	--	62,012	--	62,012
Interest payable	1,706	--	1,706	--	1,706

December 31, 2016
Financial assets:
Cash and cash equivalents	$285,659	$285,659	$--	$--	$285,659
Interest bearing balances due from banks - time	4,563	--	4,563	--	4,563
Held-to-maturity securities	462,096	--	465,960	--	465,960
Mortgage loans held for sale	27,788	--	--	27,788	27,788
Interest receivable	27,788	--	27,788	--	27,788
Legacy loans (net of allowance)	4,290,921	--	--	4,305,165	4,305,165
Loans acquired (net of allowance)	1,305,683	--	--	1,310,017	1,310,017

Financial liabilities:
Non-interest bearing transaction accounts	1,491,676	--	1,491,676	--	1,491,676
Interest bearing transaction accounts and savings deposits	3,956,483	--	3,956,483	--	3,956,483
Time deposits	1,287,060	--	--	1,278,339	1,278,339
Federal funds purchased and securities sold under agreements to repurchase	115,029	--	115,029	--	115,029
Other borrowings	273,159	--	292,367	--	292,367
Subordinated debentures	60,397	--	55,318	--	55,318
Interest payable	1,668	--	1,668	--	1,668

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016 and the related consolidated statements of stockholders’ equity and cash flows for the six month periods ended June 30, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2017 was $23.1 million and diluted earnings per share were $0.72, compared to net income of $22.9 million and $0.75 diluted earnings per share for the same period of 2016. Diluted earnings per share decreased by $0.03, or 4.0%. Net income for the six months ended June 30, 2017, was $45.2 million and diluted earnings per share were $1.42, compared to net income of $46.4 million and $1.52 diluted earnings per share for the same period in 2016. Year-to-date diluted earnings per share decreased by $0.10, or 6.6%.

Net income for the first and second quarters in both 2017 and 2016 included non-core items that impacted net income. The 2017 non-core items were significant and mainly related to acquisitions. The 2016 non-core items primarily related to branch right sizing initiatives. Excluding all non-core items, core earnings for the three months ended June 30, 2017 were $26.8 million, or $0.84 diluted core earnings per share, compared to $25.1 million, or $0.82 diluted core earnings per share for the same period in 2016. Diluted core earnings per share increased by $0.02, or 2.4%. Year-to-date core earnings were $49.3 million, an increase of $1.0 million, or 2.1%, compared with the same period in 2016. Year-to-date diluted core earnings per share were $1.55, a decrease of $0.04, or 2.5%. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

On January 17, 2017, we merged Simmons First Finance Company, a wholly-owned subsidiary of Simmons Bank, into Simmons Bank to reduce regulatory risks related to its operations relative to the size of its assets. At June 30, 2017, the loan balance of this portfolio was $38 million.

In February 2017, we executed the sale of 11 substandard loans, which were primarily loans acquired, with a net principal balance of $11 million. We recognized a loss of $676,000 on this sale.

During March 2017, we exited the indirect lending market as this is a low-margin unit and we made a financial decision to reallocate our capital resources. At June 30, 2017, the loan balance of this portfolio was $217 million.

On May 15, 2017, we closed the transaction to acquire Hardeman County Investment Company, Inc. (“Hardeman”) including its wholly-owned bank subsidiary, First South Bank. At June 30, 2017 First South Bank operated as an independently chartered bank. First South Bank is scheduled to be merged into our lead bank, Simmons Bank, in September 2017 with a simultaneous systems conversion. As a result of this acquisition, we recognized $7.1 million in pretax merger related expenses during the six month period ended June 30, 2017.

In June 2017, we executed a sale of thirty-five classified loans with a discounted principal balance of $13.8 million, which included $7.3 million of legacy loans and $6.5 million of loans acquired. The loans acquired portion of the sale resulted in a benefit of $1.4 million accretion income and $714,000 increase in provision expense for loans acquired, resulting in a net pretax benefit of approximately $700,000.

The regulatory application and shareholder approval processes for our announced acquisitions of Southwest Bancorp, Inc. and First Texas BHC, Inc. is progressing as we recently filed the merger applications for these transactions. Conversion and integration plans are in process. Subject to regulatory approval and the satisfaction of other closing conditions, we anticipate a closing date as early as October 2017 or as late as January 2018.

We had solid results in the second quarter. We are pleased with the positive trends in our balance sheet as reflected in our organic loan growth as well as in our growth from acquisitions. We are experiencing upward pressure on cost of funds which is currently prohibiting an expansion in the net interest margin. We continue to expand our risk management programs in anticipation of surpassing $10 billion in assets within the next few months.

Total loans, including loans acquired, were $6.225 billion at June 30, 2017, compared to $5.633 billion at December 31, 2016 and $5.014 billion at June 30, 2016. Total loans increased $448 million during the quarter, which included $270 million in legacy loan growth from strong activity in the Springfield, Northwest Arkansas, Kansas City, St. Louis and Little Rock markets. We continue to have good asset quality.

Stockholders’ equity as of June 30, 2017 was $1.234 billion, book value per share was $38.31 and tangible book value per share was $24.71.  Our ratio of stockholders’ equity to total assets was 13.6% and the ratio of tangible stockholders’ equity to tangible assets was 9.2% at June 30 2017. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 10.8%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Simmons First National Corporation is a $9.1 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Kansas, Missouri and Tennessee.

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

Acquisition Accounting, Loans Acquired

We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the loans acquired is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, decreased the effective tax rate during the year as the new standard impacted how the income tax effects associated with stock-based compensation are recognized.

IMPACTS OF FUTURE GROWTH

In late 2016 and early 2017, the Company announced that it has entered into definitive agreements and plans of merger with three bank holding companies (“Announced Acquisitions”) (see “Note 2: Acquisitions,” beginning on page 11). One of these Announced Acquisitions closed in May 2017. The remaining Announced Acquisitions are likely to close during 2017. Each of the bank holding companies’ subsidiary banks is expected to be subsequently merged into Simmons Bank (the bank mergers, together with the Announced Acquisitions, are hereinafter referred to as the “Anticipated Transactions”). Upon the completion of the Anticipated Transactions, both the Company and Simmons Bank are expected to have assets in excess of $10 billion.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  Through acquisition our loans acquired tended to have longer maturities. In addition, due to market pressures the duration of our legacy loan portfolio has also extended over the past several years. Our current interest rate sensitivity shows that approximately 36% of our loans and 72% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2017, net interest income on a fully taxable equivalent basis was $78.9 million, an increase of $10.6 million, or 15.6%, over the same period in 2016.  The increase in net interest income was the result of a $12.4 million increase in interest income and a $1.8 million increase in interest expense.

The increase in interest income primarily resulted from a $10.6 million increase in interest income on loans, consisting of legacy loans and loans acquired. The increase in loan volume during 2017 generated $12.4 million of additional interest income, while a 15 basis point decline in yield resulted in a $1.8 million decrease in interest income. The interest income increase from loan volume was primarily due to our legacy loan growth from the same period last year, the Hardeman acquisition during the quarter and the Citizens acquisition in the third quarter of 2016.

Included in interest income is the effect of yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required.  The cash flow estimate may increase or decrease based on payment histories and loss expectations of the loans.  The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans.

For the three months ended June 30, 2017 and 2016, interest income included $4.8 million and $4.7 million, respectively, for the yield accretion recognized on loans acquired. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the loans acquired.

The increase in interest expense was the result of a $1.0 million increase in interest expense on deposits primarily from deposit volume from the recent acquisitions. Interest expense also increased $621,000 due to the $262.3 million increase in other borrowings.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2017, net interest income on a fully taxable equivalent basis was $153.2 million, an increase of $12.7 million, or 9.0%, over the same period in 2016.  The increase in net interest income was the result of a $15.1 million increase in interest income and a $2.4 million increase in interest expense.

The increase in interest income primarily resulted from a $12.7 million increase in interest income on loans and a $2.7 million increase in interest income on investment securities. The increase in loan volume during 2017 generated $22.4 million of additional interest income, while a 37 basis point decline in yield resulted in a $9.7 million decrease in interest income. The increase in loan volume was primarily due to our acquisitions. $536,000 of the increase in interest income on investment securities was due to volume increases while $2.1 million was a result of an increase in yield on the security portfolio.

For the six months ended June 30, 2017, interest income included $9.2 million and $12.8 million, respectively, for the yield accretion recognized on loans acquired.

The $2.4 million increase in interest expense is primarily from the growth in deposit accounts related to the acquisitions and the increase in other debt.

Net Interest Margin

Our net interest margin decreased 10 basis points to 4.04% for the three month period ended June 30, 2017, when compared to 4.14% for the same period in 2016. For the six month period ended June 30, 2017, net interest margin decreased 24 basis points to 4.04% when compared to 4.28% for the same period in 2016.  The most significant factor in the decreasing margin during the six month period ended June 30, 2017 is the impact of the lower accretable yield adjustments discussed. Normalized for all accretion on loans acquired, our core net interest margin at June 30, 2017 and 2016 was 3.79% and 3.86%, respectively. We expect that increases in deposit costs will continue to offset short-term increases in rates on earning assets. These increases are a result of increased competition for deposits and the recent Federal Reserve rate hikes. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2017 and 2016, respectively, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2017, versus June 30, 2016.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Interest income	$83,898	$71,900	$162,325	$147,521
FTE adjustment	2,082	1,675	4,047	3,759
Interest income – FTE	85,980	73,575	166,372	151,280
Interest expense	7,086	5,317	13,133	10,707
Net interest income – FTE	$78,894	$68,258	$153,239	$140,573

Yield on earning assets – FTE	4.40%	4.47%	4.38%	4.60%
Cost of interest bearing liabilities	0.48%	0.42%	0.45%	0.42%
Net interest spread – FTE	3.92%	4.05%	3.93%	4.18%
Net interest margin – FTE	4.04%	4.14%	4.04%	4.28%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended June 30, 2017 vs. 2016	Six Months Ended June 30, 2017 vs. 2016

Increase due to change in earning assets	$12,757	$22,565
Decrease due to change in earning asset yields	(352)	(7,473)
Decrease due to change in interest bearing liabilities	(1,465)	(2,397)
Decrease due to change in interest rates paid on interest bearing liabilities	(304)	(29)
Increase in net interest income	$10,636	$12,666

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six months ended June 30, 2017 and 2016.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$160,318	$201	0.50	$126,114	$77	0.25
Federal funds sold	3,078	13	1.69	2,570	17	2.66
Investment securities - taxable	1,374,261	6,874	2.01	1,087,179	5,939	2.20
Investment securities - non-taxable	337,230	5,118	6.09	416,115	4,203	4.06
Mortgage loans held for sale	12,250	145	4.75	28,844	295	4.11
Assets held in trading accounts	52	--	0.00	6,932	3	0.17
Loans	5,954,019	73,629	4.96	4,957,888	63,041	5.11
Total interest earning assets	7,841,208	85,980	4.40	6,625,642	73,575	4.47
Non-earning assets	971,252			896,491
Total assets	$8,812,460			$7,522,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$4,069,179	$2,984	0.29	$3,526,278	$2,035	0.23
Time deposits	1,277,336	1,832	0.58	1,242,805	1,741	0.56
Total interest bearing deposits	5,346,515	4,816	0.36	4,769,083	3,776	0.32
Federal funds purchased and securities sold under agreement to repurchase	115,101	92	0.32	104,668	59	0.23
Other borrowings	434,584	1,559	1.44	172,268	938	2.19
Subordinated debentures	64,019	619	3.88	60,132	544	3.64
Total interest bearing liabilities	5,960,219	7,086	0.48	5,106,151	5,317	0.42
Non-interest bearing liabilities:
Non-interest bearing deposits	1,597,550			1,271,878
Other liabilities	45,348			57,486
Total liabilities	7,603,117			6,435,515
Stockholders’ equity	1,209,343			1,086,618
Total liabilities and stockholders’ equity	$8,812,460			$7,522,133
Net interest spread			3.92			4.05
Net interest margin		$78,894	4.04		$68,258	4.14

	Six Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks	$143,417	$322	0.45	$146,748	$220	0.30
Federal funds sold	1,663	14	1.70	2,204	27	2.46
Investment securities - taxable	1,333,351	13,351	2.02	1,082,017	11,249	2.09
Investment securities - non-taxable	343,032	10,002	5.88	422,966	9,453	4.49
Mortgage loans held for sale	11,861	271	4.61	27,730	572	4.15
Assets held in trading accounts	50	--	0.00	6,064	9	0.30
Loans	5,819,803	142,412	4.93	4,923,787	129,750	5.30
Total interest earning assets	7,653,117	166,372	4.38	6,611,516	151,280	4.60
Non-earning assets	960,063			899,141
Total assets	$8,613,240			$7,510,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$4,009,451	$5,430	0.27	$3,505,424	$4,053	0.23
Time deposits	1,269,881	3,590	0.57	1,273,209	3,377	0.53
Total interest bearing deposits	5,279,332	9,020	0.34	4,778,633	7,430	0.31
Federal funds purchased and securities sold under agreement to repurchase	113,287	167	0.30	109,109	125	0.23
Other borrowings	390,126	2,753	1.42	178,134	2,065	2.33
Subordinated debentures	62,236	1,193	3.87	60,121	1,087	3.64
Total interest bearing liabilities	5,844,981	13,133	0.45	5,125,997	10,707	0.42
Non-interest bearing liabilities:
Non-interest bearing deposits	1,532,025			1,248,595
Other liabilities	48,328			55,362
Total liabilities	7,425,334			6,429,954
Stockholders’ equity	1,187,906			1,080,703
Total liabilities and stockholders’ equity	$8,613,240			$7,510,657
Net interest spread			3.93			4.18
Net interest margin		$153,239	4.04		$140,573	4.28

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six month periods ended June 30, 2017, as compared to the same periods of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 over 2016			2017 over 2016
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks	$26	$98	$124	$(5)	$107	$102
Federal funds sold	3	(7)	(4)	(6)	(7)	(13)
Investment securities - taxable	1,468	(533)	935	2,530	(428)	2,102
Investment securities - non-taxable	(907)	1,822	915	(1,994)	2,543	549
Mortgage loans held for sale	(191)	41	(150)	(356)	55	(301)
Assets held in trading accounts	(2)	(1)	(3)	(5)	(4)	(9)
Loans	12,360	(1,772)	10,588	22,401	(9,739)	12,662
Total	12,757	(352)	12,405	22,565	(7,473)	15,092

Interest expense:
Interest bearing transaction and savings accounts	344	605	949	629	748	1,377
Time deposits	49	42	91	(9)	222	213
Federal funds purchased and securities sold under agreements to repurchase	6	27	33	5	37	42
Other borrowings	1,030	(409)	621	1,733	(1,045)	688
Subordinated debentures	36	39	75	39	67	106
Total	1,465	304	1,769	2,397	29	2,426
Increase (decrease) in net interest income	$11,292	$(656)	$10,636	$20,168	$(7,502)	$12,666

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

The provision for loan losses for the three month period ended June 30, 2017, was $7.0 million, compared to $4.6 million for the three month period ended June 30, 2016, an increase of $2.4 million. The provision for loan losses for the six month period ended June 30, 2017, was $11.3 million, compared to $7.4 million for the six month period ended June 30, 2016, an increase of $3.9 million. See Allowance for Loan Losses section for additional information.

The provision increase was necessary in order to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, as well as increases in specific reserves on certain impaired loans, required an allowance to be established for those loans through a provision.

Finally, a $714,000 and $1.5 million provision was recorded on loans acquired during the three and six months ended June 30, 2017 as a result of a shortage in our credit mark on certain purchased credit impaired loans. The shortage in credit mark was due to subsequent deterioration in the loans after purchase.

NON-INTEREST INCOME

Total non-interest income was $35.7 million for the three month period ended June 30, 2017, a decrease of $1.1 million, or 3.1%, compared to $36.9 million for the same period in 2016. Total non-interest income was $65.8 million for the six month period ended June 30, 2017, a decrease of $593,000, or 0.9%, compared to $66.4 million for the same period in 2016.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

The decrease in non-interest income was due to gains recorded on the sale of securities that totaled $2.3 million during the six month period ended June 30, 2017 compared to $4.1 million for the same period in 2016. In addition, non-interest income from mortgage and SBA lending was $1.2 million less than the same period in 2016. These decreases were partially offset by increases in trust income, service charges and debit and credit card fees.

Table 5 shows non-interest income for the three and six month periods ended June 30, 2017 and 2016, respectively, as well as changes in 2017 from 2016.

Table 5:  Non-Interest Income

	Three Months		2017		Six Months		2017
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2017	2016	2016		2017	2016	2016
Trust income	$4,113	$3,656	$457	12.50%	$8,325	$7,287	$1,038	14.24%
Service charges on deposit accounts	8,483	7,661	822	10.73	16,585	14,977	1,608	10.74
Other service charges and fees	2,515	2,718	(203)	-7.47	4,712	5,585	(873)	-15.63
Mortgage and SBA lending income	3,961	4,730	(769)	-16.26	6,384	7,564	(1,180)	-15.60
Investment banking income	637	1,181	(544)	-46.06	1,327	1,865	(538)	-28.85
Debit and credit card fees	8,659	7,688	971	12.63	16,593	14,888	1,705	11.45
Bank owned life insurance income	859	826	33	4.00	1,677	1,824	(147)	-8.06
Gain on sale of securities, net	2,236	3,759	(1,523)	-40.52	2,299	4,088	(1,789)	-43.76
Net gain on sale of premises held for sale	632	--	632	100.00	589	--	589	100.00
Other income	3,649	4,669	(1,020)	-21.85	7,313	8,319	(1,006)	-12.09
Total non-interest income	$35,744	$36,888	$(1,144)	-3.10%	$65,804	$66,397	$(593)	-0.89%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended June 30, 2017, was $23.8 million, an increase of $2 million from the three month period ended June 30, 2016.  Trust income increased by $457,000 or 12.5%, service charges and fees increased $619,000 or 6.0% and debit and credit card fees increased by $971,000, or 12.6%. The increase in debit and credit card fees is related to a higher volume of debit and credit card. The majority of the increase was due to the additions of accounts from the Hardeman and Citizen acquisitions and continued positive growth in our trust department.

Mortgage and SBA lending income decreased by $1.2 million for the six months ended June 30, 2017 compared to last year, due primarily to the seasonal nature of the mortgage volume as well as the timing of selling the guaranteed portion of SBA loans. Investment banking income decreased $538,000 during the six months ended June 30, 2017 compared to the same period last year as a result of the closure of our Institutional Division and exit from its lines of business in the third quarter of 2016.

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

Non-interest expense for the three months ended June 30, 2017 was $71.4 million, an increase of $7.3 million, or 11.3%, from the same period in 2016. The most significant impact to non-interest expense were the following non-core items.

We saw a $6.2 million increase in merger related costs from last year. We had $6.6 million of merger related costs in the second quarter of 2017 compared to only $372,000 in the second quarter of 2016. The merger related costs in the current year were from our acquisition of Hardeman during the quarter and from the two pending acquisitions. This increase was offset by a decrease in branch right sizing expense for the second quarter of 2017 to $99,000 from $3.2 million for the second quarter of 2016.

Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the three months ended June 30, 2017 increased $4.2 million, or 6.9%, from the same period in 2016, primarily due to the incremental operating expenses of the acquired franchises and increased professional fees associated with preparation to pass $10 billion in assets.

Non-interest expense for the six months ended June 30, 2017 was $137.7 million, an increase of $11.8 million, or 9.4%, from the same period in 2016. The most significant impact to non-interest expense were the following non-core items.

First, we saw a $6.7 million increase in merger related costs from last year. Included in the six months ended June 30, 2017 were $7.1 million in merger related costs, primarily from our Hardeman transaction and from our anticipated acquisitions . In the same period of 2016 we recorded $465,000 of merger related costs.

Second, branch right sizing expense for the six months ended June 30, 2017 decreased by $3.0 million from the same period in 2016. We had $3.2 million of branch right sizing expense in 2016 from our ten branch closings. We continue to monitor branch operations and profitability as well as changing customer habits.

Normalizing for the non-core merger related costs and branch right sizing, non-interest expense for the six months ended June 30, 2017 increased $8.2 million, or 6.7%, from the same period in 2016, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits increased by $1.1 million for the three months ended June 30, 2017 compared to the same period in 2016. Salaries and employee benefits increased by $1.9 million for the six months ended June 30, 2017 related to the Hardeman acquisition which occurred during May 2017 and the Citizen merger which occurred during September 2016. Occupancy expense decreased by $122,000 for the three months ended June 30, 2017 and increased $70,000 for the six months period ended June 30, 2017 when compared to the same periods in 2016, while furniture and equipment expense increased by $473,000 and $970,000 from the same periods in 2016.

The increases in several other operating expense categories during the periods were a result of the 2017 and 2016 acquisitions. Professional services increased by $1.1 million for the three months ended June 30, 2017 from the same period in 2016. Professional services increased by $2.7 million for the six months ended June 30, 2017 from the same period in 2016 related to exam fees, auditing and accounting services and general consulting expenses.

Table 6 below shows non-interest expense for the three and six month periods ended June 30, 2017 and 2016, respectively, as well as changes in 2017 from 2016.

Table 6:  Non-Interest Expense

	Three Months		2017		Six Months		2017
	Ended June 30		Change from		Ended June 30		Change from
(In thousands)	2017	2016	2016		2017	2016	2016
Salaries and employee benefits	$34,205	$33,103	$1,102	3.33%	$69,741	$67,877	$1,864	2.75%
Occupancy expense, net	4,868	4,990	(122)	-2.44	9,531	9,461	70	0.74
Furniture and equipment expense	4,550	4,077	473	11.60	8,993	8,023	970	12.09
Other real estate and foreclosure expense	517	967	(450)	-46.54	1,106	1,934	(828)	-42.81
Deposit insurance	780	1,096	(316)	-28.83	1,460	2,244	(784)	-34.94
Merger related costs	6,603	372	6,231	1675.00	7,127	465	6,662	1432.69
Other operating expenses:
Professional services	3,962	2,911	1,051	36.10	9,131	6,404	2,727	42.58
Postage	1,204	1,074	130	12.10	2,335	2,309	26	1.13
Telephone	982	1,041	(59)	-5.67	2,060	2,100	(40)	-1.90
Credit card expenses	3,107	2,542	565	22.23	5,944	5,372	572	10.65
Marketing	1,687	2,149	(462)	-21.50	3,033	3,122	(89)	-2.85
Operating supplies	459	458	1	0.22	814	817	(3)	-0.37
Amortization of intangibles	1,554	1,451	103	7.10	3,104	2,908	196	6.74
Branch right sizing expense	99	3,219	(3,120)	-96.92	217	3,233	(3,016)	-93.29
Other expense	6,831	4,687	2,144	45.74	13,134	9,662	3,472	35.93
Total non-interest expense	$71,408	$64,137	$7,271	11.34%	$137,730	$125,931	$11,799	9.37%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $4.615 billion and $3.455 billion during the first six months of 2017 and 2016, respectively.  As of June 30, 2017, total loans, excluding loans acquired, were $5.001 billion, an increase of $673.4 million from December 31, 2016.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

The growth in the legacy portfolio is primarily attributable very strong growth in the majority of our market areas in which we operate. We continue to actively recruit and hire new associates in our growth markets in an effort to make quality loans. In addition, $35 million of the increase was related to loan participations with First Texas BHC, Inc., our pending acquisition target, which is evidence of their strong loan demand.

Also contributing to our legacy loan growth are loans acquired that have migrated to legacy loans. When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2016 to June 30, 2017 included $112.9 million in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of June 30, 2017.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	June 30, 2017	December 31, 2016

Consumer:
Credit cards	$176,953	$184,591
Other consumer	366,136	303,972
Total consumer	543,089	488,563
Real estate:
Construction	457,896	336,759
Single family residential	1,014,412	904,245
Other commercial	2,089,707	1,787,075
Total real estate	3,562,015	3,028,079
Commercial:
Commercial	678,932	639,525
Agricultural	191,345	150,378
Total commercial	870,277	789,903
Other	25,191	20,662
Total loans, excluding loans acquired, before allowance for loan losses	$5,000,572	$4,327,207

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $543.1 million at June 30, 2017, or 10.9% of total loans, compared to $488.6 million, or 11.3% of total loans at December 31, 2016.  The increase in consumer loans from December 31, 2016, to June 30, 2017, was due to growth in direct consumer loans offset by the expected seasonal decrease in our credit card portfolio..

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $3.562 billion at June 30, 2017, or 71.2% of total loans, compared to the $3.028 billion, or 70.0%, of total loans at December 31, 2016, an increase of $533.9 million.

Commercial loans consist of non-real estate loans related to business and agricultural loans.  Commercial loans were $870.3 million at June 30, 2017, or 17.4% of total loans, compared to $789.9 million, or 18.3% of total loans at December 31, 2016, an increase of $80.4 million.  Non-agricultural commercial loans increased to $678.9 million, a $39.4 million increase, or 6.2%, growth from December 31, 2016. Agricultural loans increased to $191.3 million, a $41.0 million increase, or 27.29%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

On September 9, 2016, we completed the acquisition of Citizens and issued 835,741 shares of the Company’s common stock valued at approximately $41.3 million as of September 9, 2016, plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock. Included in the acquisition were loans with a fair value of $340.8 million.

On May 15, 2017, we completed the acquisition of Hardeman and issued 799,970 shares of the Company’s common stock valued at approximately $42.6 million as of May 15, 2017, plus $30.0 million in cash in exchange for all outstanding shares of Hardeman common stock. Included in the acquisition were loans with a fair value of $251.6 million.

Table 8 reflects the carrying value of all loans acquired as of June 30, 2017 and December 31, 2016.

Table 8:  Loans Acquired

(In thousands)	June 30, 2017	December 31, 2016

Consumer:
Other consumer	$37,636	$49,677
Total consumer	37,636	49,677
Real estate:
Construction	59,731	57,587
Single family residential	374,219	423,176
Other commercial	634,892	690,108
Total real estate	1,068,842	1,170,871
Commercial:
Commercial	116,057	81,837
Agricultural	2,204	3,298
Total commercial	118,261	85,135
Total loans acquired (1)	$1,224,739	$1,305,683

____________________________

(1)	Loans acquired are reported net of a $391,000 and $954,000 allowance at June 30, 2017 and December 31, 2016, respectively.

The majority of the loans acquired in the Citizens and Hardeman acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with the acquisitions of Citizens and Hardeman for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration during the loan term and if it is probable that not all contractually required payments will be collected.

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in 2017. During the three and six months ended June 30, 2017, we recorded $714,000 and $1,464,000, respectively, provision for these loans and charge-offs of $2.0 million, resulting in an allowance for loan losses for purchased impaired loans at June 30, 2017 of $391,000. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Total non-performing assets, excluding all loans acquired, increased by $17.1 million from December 31, 2016 to June 30, 2017.  Foreclosed assets held for sale decreased by $883,000. During the second quarter, $3.2 million in former bank branches previously classified as premises held for sale were transferred to foreclosed assets held for sale. Nonaccrual loans increased by $18.0 million during the period, primarily CRE loans. Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 1.02% at June 30, 2017, compared to 0.93% at December 31, 2016. The increase in the non-performing ratio from the fourth quarter is primarily the result of two credit relationships totaling $11.0 million in the Wichita market.

In June 2017, we executed a sale of thirty-five classified loans with a discounted principal balance of $13.8 million, which included $7.3 million of legacy loans and $6.5 million of loans acquired. The loans acquired portion of the sale resulted in a benefit of $1.4 million accretion income and $714,000 increase in provision expense for loans acquired, resulting in a net benefit of approximately $700,000.

In February 2017, we executed a sale of eleven substandard loans, which were primarily loans acquired, with a net principal balance of $11 million. We recognized a loss of $676,000 on this sale.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance increased to $19.3 million at June 30, 2017, compared to $14.2 million at December 31, 2016.  The majority of our TDRs remain in the CRE portfolio with the largest increase comprised of two relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality.  The allowance for loan losses as a percent of total loans was 0.83% as of June 30, 2017.  Non-performing loans equaled 1.15% of total loans, a 24 basis point increase from December 31, 2016 and a 2 basis point decrease from June 30, 2016. Non-performing assets were 0.93% of total assets. The allowance for loan losses was 72% of non-performing loans.  Our annualized net charge-offs to total loans for the first six months of 2017 was 0.21%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.15%.  Annualized net credit card charge-offs to total credit card loans were 1.63%, compared to 1.28% during the full year 2016, and more than 190 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

($ in thousands)	June 30, 2017	December 31, 2016

Nonaccrual loans (1)	$57,127	$39,104
Loans past due 90 days or more (principal or interest payments)	281	299
Total non-performing loans	57,408	39,403
Other non-performing assets:
Foreclosed assets held for sale	26,012	26,895
Other non-performing assets	485	471
Total other non-performing assets	26,497	27,366
Total non-performing assets	$83,905	$66,769

Performing TDRs	$8,794	$10,998
Allowance for loan losses to non-performing loans	72%	92%
Non-performing loans to total loans	1.15%	0.91%
Non-performing assets to total assets (2)	0.93%	0.79%

____________________________

(1)	Includes nonaccrual TDRs of approximately $10.5 million at June 30, 2017 and $3.2 million at December 31, 2016.
(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2017 and 2016.

At June 30, 2017, impaired loans, net of government guarantees and loans acquired, were $57.1 million compared to $43.7 million at December 31, 2016. The increase in impaired loans is primarily related to the non-performing loans discussed above. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2017	2016

Balance, beginning of year	$36,286	$31,351
Loans charged off:
Credit card	1,945	1,561
Other consumer	2,167	882
Real estate	2,368	1,053
Commercial	641	2,759
Total loans charged off	7,121	6,255
Recoveries of loans previously charged off:
Credit card	513	495
Other consumer	1,326	252
Real estate	448	223
Commercial	62	325
Total recoveries	2,349	1,295
Net loans charged off	4,772	4,960
Provision for loan losses (1)	9,865	7,132
Balance, June 30 (3)	$41,379	33,523

Loans charged off:
Credit card		1,634
Other consumer		1,093
Real estate		6,464
Commercial		1,197
Total loans charged off		10,388
Recoveries of loans previously charged off:
Credit card		412
Other consumer		264
Real estate		128
Commercial		40
Total recoveries		844
Net loans charged off		9,544
Provision for loan losses (2)		12,307
Balance, end of year (3)		$36,286

____________________________

(1)	Provision for loan losses of $1,464,000 attributable to loans acquired, was excluded from this table for 2017 (total year-to-date provision for loan losses is $11,330,000) and $307,000 was excluded from this table for 2016 (total 2016 provision for loan losses is $7,439,000). Charge offs of $2.0 million on loans acquired were excluded from this table for 2017 (total net loan charged off is $6.8 million.
(2)	Provision for loan losses of $626,000 attributable to loans acquired, was excluded from this table for 2016 (total 2016 provision for loan losses is $20,065,000).
(3)	Allowance for loan losses at June 30, 2017 includes $391,000 allowance for loans acquired (not shown in the table above) and December 31, 2016 and June 30, 2016 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2017 was $41,770,000 and the total allowance for loan losses at December 31, 2016 and June 30, 2016 was $37,240,000 and $34,477,000, respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three and six months ended June 30, 2017 and 2016, and for the year ended December 31, 2016, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of June 30, 2017, the allowance for loan losses reflects an increase of approximately $5.1 million from December 31, 2016, while total loans, excluding loans acquired, increased by $673.4 million over the same six month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2017		December 31, 2016
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$3,754	3.6%	$3,779	4.3%
Other consumer	3,442	7.3%	2,796	7.0%
Real estate	25,731	71.2%	21,817	70.0%
Commercial	8,105	17.4%	7,739	18.2%
Other	347	0.5%	155	0.5%
Total (2)	$41,379	100.0%	$36,286	100.0%

____________________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at June 30, 2017 and December 31, 2016 includes $391,000 and $954,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2017 and December 31, 2016 was $41,770,000 and $37,240,000, respectively

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 159 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of June 30, 2017, core deposits comprised 90.6% of our total deposits.

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

Our total deposits as of June 30, 2017, were $7.104 billion, an increase of $368.3 million from December 31, 2016.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $5.792 billion at June 30, 2017, compared to $5.448 billion at December 31, 2016, a $344.3 million increase. Total time deposits increased $24.1 million to $1.311 billion at June 30, 2017, from $1.287 billion at December 31, 2016. We had $22.1 million and $7.0 million of brokered deposits at June 30, 2017 and December 31, 2016, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $542.3 million and $333.6 million at June 30, 2017 and December 31, 2016, respectively. The outstanding balance for June 30, 2017 includes $392.1 million in FHLB short-term advances, $37.2 million in FHLB long-term advances, $45.7 million in notes payable and $67.3 million of trust preferred securities. The outstanding balance for December 31, 2016 included $180.0 million in FHLB short-term advances, $45.3 million in FHLB long-term advances, $47.9 million in notes payable and $60.4 million of trust preferred securities.

The $45.7 million notes payable is unsecured debt from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

During the six months ended June 30, 2017, we increased total debt by $208.7 million from December 31, 2016 primarily due to the $212.1 million increase in FHLB short-term advances partially offset by the maturity of $6.3 million of FHLB long-term advances.

CAPITAL

Overview

At June 30, 2017, total capital was $1.234 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At June 30, 2017, our common equity to assets ratio was 13.6%, down 9 basis points from year-end 2016.

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

Stock Repurchase

During 2007, the Company approved a stock repurchase program which authorized the repurchase of up to 700,000 shares of common stock.  On July 23, 2012, we announced the substantial completion of the existing stock repurchase program and the adoption by our Board of Directors of a new stock repurchase program.  The current program authorizes the repurchase of up to 850,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during 2016 or 2017.

Cash Dividends

We declared cash dividends on our common stock of $0.50 per share for the first six months of 2017 compared to $0.48 per share for the first six months of 2016, an increase of $0.02, or 4.2%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2017, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2017 and December 31, 2016 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	June 30,	December 31,
($ in thousands)	2017	2016

Tier 1 capital:
Stockholders’ equity	$1,234,076	$1,151,111
Trust preferred securities	67,312	60,397
Goodwill and other intangible assets, net of deferred taxes	(406,990)	(354,028)
Unrealized gain on available-for-sale securities, net of income taxes	11,322	15,212
Other	--	15
Total Tier 1 capital	905,720	872,707
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	1	--
Qualifying allowance for loan losses	45,369	40,241
Total Tier 2 capital	45,370	40,241
Total risk-based capital	$951,090	$912,948

Risk weighted assets	$6,925,727	$6,039,034

Assets for leverage ratio	$8,424,763	$7,966,681

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.11%	13.45%
Tier 1 leverage ratio	10.75%	10.95%
Tier 1 risk-based capital ratio	13.08%	14.45%
Total risk-based capital ratio	13.73%	15.12%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	6.50%
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	8.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of June 30, 2017, the Company and Simmons Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consists of common equity tier 1 capital and $67.3 million of trust preferred securities. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, the Company’s trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should the Company exceed $15 billion in total assets, the grandfather provisions applicable to its trust preferred securities would no longer apply and such trust preferred securities would no longer be included as tier 1 capital, but would continue to be included as total capital.

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

The Company believes the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP) and core net interest margin (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance.  These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these non-core items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

   •   Calculation of annual performance-based incentives for certain executives

   •   Calculation of long-term performance-based incentives for certain executives

   •   Investor presentations of Company performance

We have $438.0 million and $401.5 million total goodwill and other intangible assets at June 30, 2017 and December 31, 2016, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

See Table 13 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016

Net income	$23,065	$22,909	$45,185	$46,390
Non-core items:
Gain from early retirement of trust preferred securities	--	--	--	(594)
Merger related costs	6,603	372	7,127	465
Branch right sizing	(536)	3,219	(382)	3,233
Tax effect (1)	(2,379)	(1,409)	(2,645)	(1,218)
Net non-core items	3,688	2,182	4,100	1,886
Core earnings (non-GAAP)	$26,753	$25,091	$49,285	$48,276

Diluted earnings per share	$0.72	$0.75	$1.42	$1.52
Non-core items:
Gain from early retirement of trust preferred securities	--	--	--	(0.02)
Merger related costs	0.21	0.01	0.22	0.02
Branch right sizing	(0.02)	0.11	(0.01)	0.11
Tax effect (1)	(0.07)	(0.05)	(0.08)	(0.04)
Net non-core items	0.12	0.07	0.13	0.07
Diluted core earnings per share (non-GAAP)	$0.84	$0.82	$1.55	$1.59

____________________________

(1)	Effective tax rate of 39.225%, adjusted for non-deductible merger related costs.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	June 30, 2017	December 31, 2016

Total common stockholders’ equity	$1,234,076	$1,151,111
Intangible assets:
Goodwill	(379,437)	(348,505)
Other intangible assets	(58,528)	(52,959)
Total intangibles	(437,965)	(401,464)
Tangible common stockholders’ equity	$796,111	$749,647
Shares of common stock outstanding	32,212,832	31,277,723

Book value per common share	$38.31	$36.80

Tangible book value per common share (non-GAAP)	$24.71	$23.97

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets as of June 30, 2017 and December 31, 2016.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	June 30, 2017	December 31, 2016

Total common stockholders’ equity	$1,234,076	$1,151,111
Intangible assets:
Goodwill	(379,437)	(348,505)
Other intangible assets	(58,528)	(52,959)
Total intangibles	(437,965)	(401,464)
Tangible common stockholders’ equity	$796,111	$749,647

Total assets	$9,068,308	$8,400,056
Intangible assets:
Goodwill	(379,437)	(348,505)
Other intangible assets	(58,528)	(52,959)
Total intangibles	(437,965)	(401,464)
Tangible assets	$8,630,343	$7,998,592

Ratio of equity to assets	13.61%	13.70%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.22%	9.37%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016

Net interest income	$76,812	$66,583	$149,192	$136,814
FTE adjustment	2,082	1,675	4,047	3,759
Fully tax equivalent net interest income	78,894	68,258	153,239	140,573
Total accretable yield	(4,792)	(4,700)	(9,219)	(12,777)
Core net interest income	$74,102	$63,558	$144,020	$127,796

Average earning assets – quarter-to-date	$7,841,208	$6,625,642	$7,653,177	$6,611,516

Net interest margin	4.04	4.14	4.04	4.28
Core net interest margin (non-GAAP)	3.79	3.86	3.79	3.89

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in its subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At June 30, 2017, undivided profits of the Company's subsidiary banks was approximately $270.7 million, of which approximately $4.0 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has a line of credit available with the Federal Home Loan Bank.  While we use portions of this line to match off longer-term mortgage loans, we also use this line to meet liquidity needs.  Approximately $1.3 billion of this line of credit is currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 74.0% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.46% and 1.03%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -3.54% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of June 30, 2017 is considered remote given current interest rate levels and the recent rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2017:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended June 30, 2017.

Item 6. Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.2	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.4	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.5	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.6	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.9	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.11	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017.*

2.12	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017.*

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation.*

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14.1	Code of Ethics, dated March 22, 2017 (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 22, 2017 (File No. 000-06253)).

14.2	Finance Group Code of Ethics, dated December 2003 (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: August 7, 2017	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: August 7, 2017	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 7, 2017	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer

