Form 10-Q
period 2017-09-30
SIMMONS FIRST NATIONAL CORP
filed 2017-11-06
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2017	Commission File Number 000-06253

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2017, was 45,970,797.

Simmons First National Corporation

Quarterly Report on Form 10-Q

September 30, 2017

Part I:	Financial Information
Item I.	Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(In thousands, except share data)	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$108,675	$117,007
Interest bearing balances due from banks and federal funds sold	323,615	168,652
Cash and cash equivalents	432,290	285,659
Interest bearing balances due from banks - time	4,059	4,563
Investment securities:
Held-to-maturity	406,033	462,096
Available-for-sale	1,317,420	1,157,354
Total investments	1,723,453	1,619,450
Mortgage loans held for sale	12,614	27,788
Assets held in trading accounts	49	41
Other assets held for sale	182,378	--
Loans:
Legacy loans	5,211,312	4,327,207
Allowance for loan losses	(42,717)	(36,286)
Loans acquired, net of discount and allowance	1,092,039	1,305,683
Net loans	6,260,634	5,596,604
Premises and equipment	224,376	199,359
Premises held for sale	--	6,052
Foreclosed assets and other real estate owned	31,477	26,895
Interest receivable	30,749	27,788
Bank owned life insurance	148,984	138,620
Goodwill	375,731	348,505
Other intangible assets	55,501	52,959
Other assets	53,075	65,773
Total assets	$9,535,370	$8,400,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$1,669,860	$1,491,676
Interest bearing transaction accounts and savings deposits	4,344,779	3,956,483
Time deposits	1,310,951	1,287,060
Total deposits	7,325,590	6,735,219
Federal funds purchased and securities sold under agreements to repurchase	121,687	115,029
Other borrowings	522,541	273,159
Subordinated debentures	67,418	60,397
Other liabilities held for sale	176,964	--
Accrued interest and other liabilities	63,971	65,141
Total liabilities	8,278,171	7,248,945

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 32,212,242 and 31,277,723 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	322	313
Surplus	763,443	711,976
Undivided profits	504,085	454,034
Accumulated other comprehensive loss	(10,651)	(15,212)
Total stockholders’ equity	1,257,199	1,151,111
Total liabilities and stockholders’ equity	$9,535,370	$8,400,056

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$77,457	$65,078	$219,734	$194,765
Interest bearing balances due from banks and federal funds sold	650	263	986	511
Investment securities	9,218	7,774	28,659	24,779
Mortgage loans held for sale	159	299	430	872
Assets held in trading accounts	--	4	--	13
TOTAL INTEREST INCOME	87,484	73,418	249,809	220,940

INTEREST EXPENSE
Deposits	6,030	3,732	15,050	11,162
Federal funds purchased and securities sold under agreements to repurchase	83	59	250	183
Other borrowings	1,875	1,048	4,628	3,114
Subordinated debentures	677	516	1,870	1,603
TOTAL INTEREST EXPENSE	8,665	5,355	21,798	16,062

NET INTEREST INCOME	78,819	68,063	228,011	204,878
Provision for loan losses	5,462	8,294	16,792	15,733

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	73,357	59,769	211,219	189,145

NON-INTEREST INCOME
Trust income	4,225	3,873	12,550	11,160
Service charges on deposit accounts	8,907	8,771	25,492	23,748
Other service charges and fees	2,433	3,261	7,145	8,846
Mortgage and SBA lending income	3,219	4,339	9,603	11,903
Investment banking income	680	1,131	2,007	2,999
Debit and credit card fees	8,864	7,825	25,457	22,713
Bank owned life insurance income	725	606	2,402	2,429
Gain on sale of securities	3	315	2,302	4,403
Other income	7,276	6,755	15,178	15,066
TOTAL NON-INTEREST INCOME	36,332	36,876	102,136	103,267

NON-INTEREST EXPENSE
Salaries and employee benefits	35,285	31,784	105,026	99,660
Occupancy expense, net	4,928	4,690	14,459	14,151
Furniture and equipment expense	4,840	4,272	13,833	12,296
Other real estate and foreclosure expense	1,071	1,849	2,177	3,782
Deposit insurance	1,020	1,136	2,480	3,380
Merger related costs	752	1,524	7,879	1,989
Other operating expenses	18,263	17,179	58,035	53,102
TOTAL NON-INTEREST EXPENSE	66,159	62,434	203,889	188,360

INCOME BEFORE INCOME TAXES	43,530	34,211	109,466	104,052
Provision for income taxes	14,678	10,782	35,429	34,209

NET INCOME	28,852	23,429	74,037	69,843
Preferred stock dividends	--	--	--	24
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$28,852	$23,429	$74,037	$69,819
BASIC EARNINGS PER SHARE	$0.90	$0.77	$2.33	$2.29
DILUTED EARNINGS PER SHARE	$0.89	$0.76	$2.31	$2.28

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

NET INCOME	$28,852	$23,429	$74,037	$69,843

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,107	(3,175)	9,807	12,271
Less: Reclassification adjustment for realized gains included in net income	3	315	2,302	4,403
Other comprehensive gain (loss), before tax effect	1,104	(3,490)	7,505	7,868

Less: Tax effect of other comprehensive gain (loss)	433	(1,369)	2,944	3,086

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	671	(2,121)	4,561	4,782

COMPREHENSIVE INCOME	$29,523	$21,308	$78,598	$74,625

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(In thousands)	September 30, 2017	September 30, 2016
	(Unaudited)
OPERATING ACTIVITIES
Net income	$74,037	$69,843
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,589	12,229
Provision for loan losses	16,792	15,733
Gain on sale of investments	(2,302)	(4,403)
Net accretion of investment securities and assets	(19,472)	(22,863)
Net amortization on borrowings	319	314
Stock-based compensation expense	5,675	2,679
Gain on sale of premises and equipment, net of impairment	(615)	(159)
Gain on sale of foreclosed assets and other real estate owned	(801)	(1,731)
Gain on sale of mortgage loans held for sale	(8,809)	(11,150)
Fair value write-down of closed branches	325	3,000
Deferred income taxes	4,962	1,070
Increase in cash surrender value of bank owned life insurance	(2,402)	(2,429)
Originations of mortgage loans held for sale	(353,714)	(472,902)
Proceeds from sale of mortgage loans held for sale	377,697	486,248
Changes in assets and liabilities:
Interest receivable	(1,129)	(799)
Assets held in trading accounts	(8)	1,453
Other assets	8,249	16,680
Accrued interest and other liabilities	(9,738)	(13,950)
Income taxes payable	4,819	(2,286)
Net cash provided by operating activities	108,474	76,577
INVESTING ACTIVITIES
Net originations of loans	(427,789)	(140,240)
Decrease in due from banks - time	2,488	9,714
Purchases of premises and equipment, net	(28,971)	(8,840)
Proceeds from sale of premises and equipment	3,475	890
Purchases of other real estate owned	(1,021)	--
Proceeds from sale of foreclosed assets and other real estate owned	11,401	24,095
Proceeds from sale of available-for-sale securities	327,218	249,079
Proceeds from maturities of available-for-sale securities	76,615	137,832
Purchases of available-for-sale securities	(380,308)	(498,011)
Proceeds from maturities of held-to-maturity securities	57,896	215,846
Purchases of held-to-maturity securities	(860)	(6,162)
Proceeds from bank owned life insurance death benefits	--	2,043
Purchases of bank owned life insurance	(143)	(143)
Proceeds from the sale of insurance lines of business	3,707	--
Cash paid in business combinations, net of cash received	(22,000)	--
Cash received in business combinations, net of cash paid	--	106,419
Net cash (used in) provided by investing activities	(378,292)	92,522
FINANCING ACTIVITIES
Net change in deposits	201,395	21,428
Repayments of subordinated debentures	--	(594)
Dividends paid on preferred stock	--	(24)
Dividends paid on common stock	(23,986)	(21,227)
Net change in other borrowed funds	246,382	48,940
Net change in federal funds purchased and securities sold under agreements to repurchase	(10,505)	11,658
Net shares issued under stock compensation plans	2,545	3,247
Shares issued under employee stock purchase plan	618	586
Redemption of preferred stock	--	(30,852)
Net cash provided by financing activities	416,449	33,162
INCREASE IN CASH AND CASH EQUIVALENTS	146,631	202,261
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	285,659	252,262
CASH AND CASH EQUIVALENTS, END OF PERIOD	$432,290	$454,523

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2015	$30,852	$303	$662,378	$(2,665)	$385,987	$1,076,855

Comprehensive income	--	--	--	4,782	69,843	74,625
Stock issued for employee stock purchase plan – 15,735 shares	--	--	586	--	--	586
Stock-based compensation plans, net – 137,706 shares	--	2	5,924	--	--	5,926
Stock issued for Citizens National acquisition – 835,741 common shares	--	8	41,244	--	--	41,252
Preferred stock redeemed	(30,852)	--	--	--	--	(30,852)
Dividends on preferred stock	--	--	--	--	(24)	(24)
Dividends on common stock – $0.72 per share	--	--	--	--	(21,227)	(21,227)

Balance, September 30, 2016 (Unaudited)	--	313	710,132	2,117	434,579	1,147,141

Comprehensive income	--	--	--	(17,329)	26,971	9,642
Stock-based compensation plans, net – 10,109 shares	--	--	1,844	--	--	1,844
Cash dividends – $0.24 per share	--	--	--	--	(7,516)	(7,516)

Balance, December 31, 2016	--	313	711,976	(15,212)	454,034	1,151,111

Comprehensive income	--	--	--	4,561	74,037	78,598
Stock issued for employee stock purchase plan – 13,001 shares	--	--	618	--	--	618
Stock-based compensation plans, net – 121,548 shares	--	1	8,219	--	--	8,220
Stock issued for Hardeman acquisition – 799,970 common shares	--	8	42,630	--	--	42,638
Dividends on common stock – $0.75 per share	--	--	--	--	(23,986)	(23,986)

Balance, September 30, 2017 (Unaudited)	$--	$322	$763,443	$(10,651)	$504,085	$1,257,199

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Simmons First National Corporation (the “Company”) and its subsidiaries have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2016, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income items and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements and actual results may differ from these estimates. Such estimates include, but are not limited to, our allowance for loan losses.

Certain gains and fees were reclassified within non-interest income categories in the 2016 statements of income to conform to the 2017 presentation. These reclassifications were not material to the consolidated financial statements.

Recently Adopted Accounting Standards

Premium Amortization on Purchased Callable Debt Securities – In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), that amends the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments shorten the amortization period by requiring that the premium be amortized to the earliest call date. Under previous US GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As permitted, we elected to early adopt the provisions of ASU 2017-08 during the first quarter 2017. The adoption of this standard did not have a material effect on our results of operations, financial position or disclosures.

Employee Share-Based Payments – In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Due to excess tax benefits no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current US GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 became effective for annual and interim periods beginning after December 15, 2016. The prospective adoption of this standard has not had a material effect on our results of operations, financial position or disclosures. The impact of the requirement to report those income tax effects in earnings reduced reported federal and state income tax expense by approximately $22,000 and $1.5 million for the three and nine month periods ended September 30, 2017, respectively.

Recently Issued Accounting Standards

Derivatives and Hedging: Targeted Improvements – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), that changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in order to better align a company’s risk management activities and financial reporting for hedging relationships. In summary, this amendment 1) expands the types of transactions eligible for hedge accounting; 2) eliminates the separate measurement and presentation of hedge ineffectiveness; 3) simplifies the requirements around the assessment of hedge effectiveness; 4) provides companies more time to finalize hedge documentation; and 5) enhances presentation and disclosure requirements. The effective date is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to existing hedging relationships on the date of adoption and the effects should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact this standard will have on our results of operations, financial position or disclosures, but it is not expected to have a material impact.

Stock Compensation: Scope of Modification Accounting – In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), that provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), that eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill to its carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-04 is not expected to have a material effect on our results of operations, financial position or disclosures.

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The amendments also provide guidance on when an entity should separate or aggregate cash flows based on the predominance principle. The effective date is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard is required to be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. Since the amendment applies to the classification of cash flows, no impact is anticipated on our financial position or results of operations. Additionally, although we do not expect it to have a material impact, we are currently evaluating the impact of this amendment on our financial statement disclosures.

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have formed a cross functional team that is assessing our data and system needs and evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on our results of operations, financial position or disclosures.

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based upon leases that were outstanding as of September 30, 2017, we do not expect the new standard to have a material impact on our results of operations, but anticipate increases in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

Financial Assets and Financial Liabilities – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), that makes changes primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The effective date is for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 is not expected to have a material impact on the Company’s results of operations or financial position. Additionally, although we do not expect a material impact, we are continuing to evaluate the impact of this ASU on our fair value disclosures in the notes to the consolidated financial statements.

Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The core principle of this revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, deferring the effective date to annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material effect on our results of operations, financial position or disclosures. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, which comprises a significant portion of our revenue stream. We believe that for most revenue streams within the scope of ASU 2015-14, the amendments will not change the timing of when the revenue is recognized. We will continue to evaluate the impact focusing on noninterest income sources within the scope of the new guidance; however, we do not expect adoption to have a material impact on our results of operations or financial position. Additionally, although we do not expect a material impact, we are continuing to evaluate the impact of the additional disclosures in our notes to the consolidated financial statements required by this guidance.

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

For impaired loans accounted for under ASC Topic 310-30, the Company continues to estimate cash flows expected to be collected on these loans. The Company evaluates at each balance sheet date whether the present value of the loans determined using the effective interest rates has decreased significantly and, if so, recognizes a provision for loan loss in the consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the loan.

For further discussion of our acquisition and loan accounting, see Note 2, Acquisitions, and Note 6, Loans Acquired.

Earnings Per Common Share (“EPS”)

Basic EPS is computed by dividing reported net income available to common shareholders by weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing reported net income available to common shareholders by the weighted average common shares and all potential dilutive common shares outstanding during the period.

Following is the computation of EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income available to common shareholders	$28,852	$23,429	$74,037	$69,819

Average common shares outstanding	32,214	30,621	31,797	30,434
Average potential dilutive common shares	210	223	210	223
Average diluted common shares	32,424	30,844	32,007	30,657

Basic earnings per share	$0.90	$0.77	$2.33	$2.29
Diluted earnings per share (1)	$0.89	$0.76	$2.31	$2.28

________________________________

(1)	Stock options to purchase 3,305 and 61,395 shares for the three and nine months ended September 30, 2016 were not included in the diluted EPS calculation because the exercise price of those options exceeded the average market price for each period. There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three and nine months ended September 30, 2017.

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

Prior to the acquisition, Hardeman conducted banking business from 10 branches located in western Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $462.9 million in assets, including approximately $251.6 million in loans (inclusive of loan discounts) and approximately $389.0 million in deposits. The Company completed the systems conversion and merged Hardeman into Simmons Bank in September 2017. As part of the systems conversion, 5 existing Simmons and First South Bank branches were consolidated or closed.

Goodwill of $29.4 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the western Tennessee market, and the Company will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions, all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

Prior to the acquisition, Citizens conducted banking business from 9 branches located in east Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $585.1 million in assets, including approximately $340.9 million in loans (inclusive of loan discounts) and approximately $509.9 million in deposits. The Company completed the systems conversion and merged Citizens into Simmons Bank in October 2016.

Goodwill of $23.4 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the east Tennessee market, and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions, all of which gave rise to the goodwill recorded. The goodwill will be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Citizens transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Citizens	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$131,467	$(351)	$131,116
Federal funds sold	10,000	--	10,000
Investment securities	61,987	1	61,988
Loans acquired	350,361	(9,511)	340,850
Allowance for loan losses	(4,313)	4,313	--
Foreclosed assets	4,960	(1,518)	3,442
Premises and equipment	6,746	1,339	8,085
Bank owned life insurance	6,632	--	6,632
Core deposit intangible	--	5,075	5,075
Other intangibles	--	591	591
Other assets	17,364	6	17,370
Total assets acquired	$585,204	$(55)	$585,149

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$109,281	$--	$109,281
Interest bearing transaction accounts and savings deposits	204,912	--	204,912
Time deposits	195,664	--	195,664
Total deposits	509,857	--	509,857
Securities sold under agreement to repurchase	13,233	--	13,233
FHLB borrowings	4,000	47	4,047
Accrued interest and other liabilities	3,558	1,530	5,088
Total liabilities assumed	530,648	1,577	532,225
Equity	54,556	(54,556)	--
Total equity assumed	54,556	(54,556)	--
Total liabilities and equity assumed	$585,204	$(52,979)	$532,225
Net assets acquired			52,924
Purchase price			76,300
Goodwill			$23,376

During 2017, the Company finalized its analysis of the loans acquired along with the other acquired assets and assumed liabilities in this transaction.

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

Foreclosed assets – These assets are presented at the estimated present values that management expects to receive when the properties are sold, net of related costs of disposal.

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

Other intangibles – These intangible assets represent the value of the relationships that Citizens had with their trust customers and Hardeman had with their insurance customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Other intangibles established prior to the acquisitions, if applicable, were written off.

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

See Note 22 for additional information related to other acquisitions that were completed during the fourth quarter of 2017.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	September 30, 2017				December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity
U.S. Government agencies	$66,928	$40	$(140)	$66,828	$76,875	$107	$(182)	$76,800
Mortgage-backed securities	16,972	56	(191)	16,837	19,773	63	(249)	19,587
State and political subdivisions	320,116	6,397	(55)	326,458	362,532	4,967	(842)	366,657
Other securities	2,017	--	--	2,017	2,916	--	--	2,916
Total HTM	$406,033	$6,493	$(386)	$412,140	$462,096	$5,137	$(1,273)	$465,960

Available-for-Sale
U.S. Treasury	$--	$--	$--	$--	$300	$--	$--	$300
U.S. Government agencies	210,004	273	(2,057)	208,220	140,005	67	(2,301)	137,771
Mortgage-backed securities	973,111	120	(13,533)	959,698	885,783	178	(17,637)	868,324
State and political subdivisions	87,405	161	(2,744)	84,822	108,374	38	(5,469)	102,943
Other securities	63,295	1,385	--	64,680	47,022	996	(2)	48,016
Total AFS	$1,333,815	$1,939	$(18,334)	$1,317,420	$1,181,484	$1,279	$(25,409)	$1,157,354

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at September 30, 2017, was $1.2 billion, which is approximately 69.7% of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-Maturity
U.S. Government agencies	$12,947	$(53)	$39,913	$(87)	$52,860	$(140)
Mortgage-backed securities	4,094	(42)	6,687	(149)	10,781	(191)
State and political subdivisions	11,300	(41)	2,634	(14)	13,934	(55)
Total HTM	$28,341	$(136)	$49,234	$(250)	$77,575	$(386)

Available-for-Sale
U.S. Government agencies	$66,254	$(750)	$82,211	$(1,307)	$148,465	$(2,057)
Mortgage-backed securities	626,560	(7,458)	273,883	(6,075)	900,443	(13,533)
State and political subdivisions	1,813	(32)	76,781	(2,712)	78,594	(2,744)
Other securities	--	--	100	--	100	--
Total AFS	$694,627	$(8,240)	$432,975	$(10,094)	$1,127,602	$(18,334)

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

Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of September 30, 2017, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2017, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Taxable:
Held-to-maturity	$625	$771	$1,922	$3,094
Available-for-sale	5,949	4,005	18,003	12,931
Non-taxable:
Held-to-maturity	2,135	2,617	6,635	8,162
Available-for-sale	509	381	2,099	592
Total	$9,218	$7,774	$28,659	$24,779

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$50,829	$50,838	$21,211	$21,145
After one through five years	105,323	105,823	81,147	80,388
After five through ten years	99,399	100,902	14,532	14,427
After ten years	133,510	137,740	181,619	178,182
Securities not due on a single maturity date	16,972	16,837	973,111	959,698
Other securities (no maturity)	--	--	62,195	63,580
Total	$406,033	$412,140	$1,333,815	$1,317,420

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $985.8 million at September 30, 2017 and $915.2 million at December 31, 2016.

There were $3,000 of gross realized gains and no realized losses from the sale of securities during the three months ended September 30, 2017 and $2.3 million of realized gains and $5,000 of realized losses from the sale of securities during the nine months ended September 30, 2017. There were $315,000 of gross realized gains and no realized losses from the sale of securities during the three months ended September 30, 2016 and $4.4 million of realized gains and no realized losses from the sale of securities during the nine months ended September 30, 2016.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

On August 28, 2017, the Company, through its bank subsidiary, Simmons Bank, acquired the stock of Heartland Bank at a public auction to satisfy certain indebtedness of its holding company, Rock Bancshares, Inc. The Company recorded $182.4 million of other assets held for sale and $177.0 of other liabilities held for sale, at fair value as of the date of the transaction.

The Company is actively marketing and exploring a plan to sell the acquired assets and liabilities of Heartland Bank and expects to complete a sale within one year of acquisition. Heartland Bank remains a separate operating entity, and any sale will be conducted on terms that are mutually agreeable to both parties.

The following is a description of the methods used to determine the purchase price allocation for fair values of significant assets and liabilities presented in the Heartland Bank transaction.

Cash and due from banks, time deposits due from banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – The carrying amount of these assets was deemed to be a reasonable estimate of fair value, as there were no material differences to fair value based upon quoted market prices.

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

Core deposit intangible – This intangible asset represents the value of the relationships that Heartland Bank had with its deposit customers.  The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date.  The Company performed a fair value analysis of the estimated weighted average interest rate of the certificates of deposits compared to the current market rates and determined the difference was not material.

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2017, the Company’s loan portfolio was $6.303 billion, compared to $5.633 billion at December 31, 2016.  The various categories of loans are summarized as follows:

(In thousands)	September 30, 2017	December 31, 2016

Consumer:
Credit cards	$176,316	$184,591
Other consumer	317,946	303,972
Total consumer	494,262	488,563
Real Estate:
Construction	515,274	336,759
Single family residential	1,048,403	904,245
Other commercial	2,231,223	1,787,075
Total real estate	3,794,900	3,028,079
Commercial:
Commercial	688,960	639,525
Agricultural	207,849	150,378
Total commercial	896,809	789,903
Other	25,341	20,662
Loans	5,211,312	4,327,207
Loans acquired, net of discount and allowance (1)	1,092,039	1,305,683
Total loans	$6,303,351	$5,632,890

______________________

(1)	See Note 6, Loans Acquired, for segregation of loans acquired by loan class.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2017	December 31, 2016

Consumer:
Credit cards	$273	$373
Other consumer	3,880	1,793
Total consumer	4,153	2,166
Real estate:
Construction	2,403	3,411
Single family residential	13,034	12,139
Other commercial	18,811	12,385
Total real estate	34,248	27,935
Commercial:
Commercial	13,827	7,765
Agricultural	2,210	1,238
Total commercial	16,037	9,003
Total	$54,438	$39,104

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2017
Consumer:
Credit cards	$655	$492	$1,147	$175,169	$176,316	$218
Other consumer	4,870	2,570	7,440	310,506	317,946	4
Total consumer	5,525	3,062	8,587	485,675	494,262	222
Real estate:
Construction	440	1,478	1,918	513,356	515,274	--
Single family residential	5,516	4,785	10,301	1,038,102	1,048,403	--
Other commercial	3,032	8,945	11,977	2,219,246	2,231,223	--
Total real estate	8,988	15,208	24,196	3,770,704	3,794,900	--
Commercial:
Commercial	991	10,745	11,736	677,224	688,960	10
Agricultural	469	1,793	2,262	205,587	207,849	--
Total commercial	1,460	12,538	13,998	882,811	896,809	10
Other	--	--	--	25,341	25,341	--
Total	$15,973	$30,808	$46,781	$5,164,531	$5,211,312	$232

December 31, 2016
Consumer:
Credit cards	$716	$275	$991	$183,600	$184,591	$275
Other consumer	3,786	1,027	4,813	299,159	303,972	11
Total consumer	4,502	1,302	5,804	482,759	488,563	286
Real estate:
Construction	1,420	1,246	2,666	334,093	336,759	--
Single family residential	6,310	5,927	12,237	892,008	904,245	14
Other commercial	4,212	6,722	10,934	1,776,141	1,787,075	--
Total real estate	11,942	13,895	25,837	3,002,242	3,028,079	14
Commercial:
Commercial	2,040	5,296	7,336	632,189	639,525	--
Agricultural	121	1,215	1,336	149,042	150,378	--
Total commercial	2,161	6,511	8,672	781,231	789,903	--
Other	--	--	--	20,662	20,662	--
Total	$18,605	$21,708	$40,313	$4,286,894	$4,327,207	$300

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2017						Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Consumer:
Credit cards	$273	$273	$--	$273	$--	$283	$12	$292	$23
Other consumer	4,022	3,880	--	3,880	--	3,314	23	2,711	53
Total consumer	4,295	4,153	--	4,153	--	3,597	35	3,003	76
Real estate:
Construction	2,652	1,496	907	2,403	220	2,582	17	2,828	56
Single family residential	13,782	12,450	584	13,034	53	12,878	85	12,772	251
Other commercial	19,065	7,260	10,983	18,243	2,052	19,306	121	19,313	380
Total real estate	35,499	21,206	12,474	33,680	2,325	34,766	223	34,913	687
Commercial:
Commercial	13,774	4,805	8,112	12,917	3,996	14,543	84	12,943	255
Agricultural	2,184	1,059	--	1,059	--	1,562	8	1,645	32
Total commercial	15,958	5,864	8,112	13,976	3,996	16,105	92	14,588	287
Total	$55,752	$31,223	$20,586	$51,809	$6,321	$54,468	$350	$52,504	$1,050

December 31, 2016						Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Consumer:
Credit cards	$373	$373	$--	$373	$--	$439	$--	$340	$10
Other consumer	1,836	1,797	3	1,800	1	1,324	14	882	32
Total consumer	2,209	2,170	3	2,173	1	1,763	14	1,222	42
Real estate:
Construction	4,275	1,038	2,374	3,412	156	4,474	44	4,692	170
Single family residential	12,970	10,630	1,753	12,383	162	10,897	119	8,762	317
Other commercial	20,993	6,891	7,315	14,206	99	18,981	178	15,113	547
Total real estate	38,238	18,559	11,442	30,001	417	34,352	341	28,567	1,034
Commercial:
Commercial	11,848	2,734	7,573	10,307	262	4,402	59	3,256	118
Agricultural	2,226	1,215	--	1,215	--	1,604	16	1,003	36
Total commercial	14,074	3,949	7,573	11,522	262	6,006	75	4,259	154
Total	$54,521	$24,678	$19,018	$43,696	$680	$42,121	$430	$34,048	$1,230

At September 30, 2017, and December 31, 2016, impaired loans, net of government guarantees and excluding loans acquired, totaled $51.8 million and $43.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $6.3 million and $680,000 at September 30, 2017 and December 31, 2016, respectively. Approximately $350,000 and $1.1 million of interest income was recognized on average impaired loans of $54.5 million and $52.5 million for the three and nine months ended September 30, 2017.  Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2017 and 2016 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

September 30, 2017
Real estate:
Construction	--	$--	1	$432	1	$432
Single-family residential	4	144	14	838	18	982
Other commercial	5	6,877	3	6,152	8	13,029
Total real estate	9	7,021	18	7,422	27	14,443
Commercial:
Commercial	7	2,191	6	749	13	2,940
Total commercial	7	2,191	6	749	13	2,940
Total	16	$9,212	24	$8,171	40	$17,383

December 31, 2016
Consumer:
Other consumer	--	$--	1	$3	1	$3
Total consumer	--	--	1	3	1	3
Real estate:
Construction	--	--	1	18	1	18
Single-family residential	3	167	29	2,078	32	2,245
Other commercial	23	9,048	2	780	25	9,828
Total real estate	26	9,215	32	2,876	58	12,091
Commercial:
Commercial	15	1,783	5	297	20	2,080
Total commercial	15	1,783	5	297	20	2,080
Total	41	$10,998	38	$3,176	79	$14,174

The following table presents loans that were restructured as TDRs during the three and nine months ended September 30, 2017 and 2016, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended September 30, 2017
Commercial:
Commercial	1	$608	$607	$607	$--	$--
Total commercial	1	608	607	607	--	--
Total	1	$608	$607	$607	$--	$--

Three Months Ended September 30, 2016
Consumer:
Other consumer	1	$47	$8	$8	$--	$--
Total consumer	1	47	8	8	--	--
Real Estate:
Single-family residential	13	742	694	694	--	--
Other commercial	2	835	834	66	768	--
Total real estate	15	1,577	1,528	760	768	--
Commercial:
Commercial	5	1,387	1,387	1,387	--	--
Total commercial	5	1,387	1,387	1,387	--	--
Total	21	$3,011	$2,923	$2,155	$768	$--

Nine Months Ended September 30, 2017
Real estate:
Construction	1	$456	$456	$456	$--	$--
Other commercial	2	7,362	7,362	7,362	--	33
Total real estate	3	7,818	7,818	7,818	--	33
Commercial:
Commercial	10	1,419	1,407	1,368	39	--
Total commercial	10	1,419	1,407	1,368	39	--
Total	13	$9,237	$9,225	$9,186	$39	$33

Nine Months Ended September 30, 2016
Consumer:
Other consumer	2	$50	$11	$11	$--	$--
Total consumer	2	50	11	11	--	--
Real estate:
Single-family residential	22	1,538	1,487	933	554	--
Other commercial	27	9,797	9,765	8,633	1,132	--
Total real estate	49	11,335	11,252	9,566	1,686	--
Commercial:
Commercial	16	1,987	1,959	1,959	--	--
Total commercial	16	1,987	1,959	1,959	--	--
Total	67	$13,372	$13,222	$11,536	$1,686	$--

During the three months ended September 30, 2017, the Company modified one loan with a recorded investment of $608,000 prior to modification that was deemed troubled debt restructuring.  The restructured loan was modified by changing the maturity date.  Based on the fair value of the collateral, no specific reserve was determined necessary for this loan.  Also, there was no immediate financial impact from the restructuring of the loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the nine months ended September 30, 2017, the Company modified 13 loans with a recorded investment of $9.2 million prior to modification which was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $33,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended September 30, 2016, the Company modified 21 loans with a recorded investment of $3.0 million and during the nine months ended September 30, 2016, the Company modified 67 loans with a total recorded investment of $13.4 million prior to modification which were deemed troubled debt restructuring.  The restructured loans were modified by changing various terms, including changing the maturity date, deferring amortized principal payments and requiring interest only payments for a period of 12 months.  Based on the fair value of the collateral, a specific reserve of $402,000 was determined necessary for these loans.  Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one commercial real estate loan for which a payment default occurred during the nine months ended September 30, 2017, and that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired. A charge off of approximately $440,000 was recorded for this loan during the third quarter 2017. There was one consumer loan for which a payment default occurred during the nine months ended September 30, 2016, that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired.  A charge off of $39,000 was recorded for this loan. We define a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $117,000 and $166,500 at September 30, 2017 and 2016, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At September 30, 2017 and December 31, 2016, the Company had $1,180,000 and $1,714,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2017 and December 31, 2016, the Company had $5,275,000 and $5,094,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $7.9 million and $17.8 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of September 30, 2017 and December 31, 2016, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $22.6 million and $47.8 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at September 30, 2017 and December 31, 2016, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $130.6 million and $166.0 million, as of September 30, 2017 and December 31, 2016, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2017 and December 31, 2016, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2017
Consumer:
Credit cards	$176,316	$--	$--	$--	$--	$176,316
Other consumer	313,725	--	4,221	--	--	317,946
Total consumer	490,041	--	4,221	--	--	494,262
Real estate:
Construction	507,128	2,085	6,045	16	--	515,274
Single family residential	1,022,886	2,553	22,675	289	--	1,048,403
Other commercial	2,175,968	11,729	43,526	--	--	2,231,223
Total real estate	3,705,982	16,367	72,246	305	--	3,794,900
Commercial:
Commercial	661,635	6,267	21,057	1	--	688,960
Agricultural	205,524	26	2,276	23	--	207,849
Total commercial	867,159	6,293	23,333	24	--	896,809
Other	25,341	--	--	--	--	25,341
Loans acquired	1,051,889	9,673	29,862	615	--	1,092,039
Total	$6,140,412	$32,333	$129,662	$944	$--	$6,303,351

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2016
Consumer:
Credit cards	$183,943	$--	$648	$--	$--	$184,591
Other consumer	301,632	26	2,314	--	--	303,972
Total consumer	485,575	26	2,962	--	--	488,563
Real estate:
Construction	330,080	98	6,565	16	--	336,759
Single family residential	875,603	4,024	24,460	158	--	904,245
Other commercial	1,738,207	6,874	41,994	--	--	1,787,075
Total real estate	2,943,890	10,996	73,019	174	--	3,028,079
Commercial:
Commercial	616,805	558	22,162	--	--	639,525
Agricultural	148,218	104	2,033	--	23	150,378
Total commercial	765,023	662	24,195	--	23	789,903
Other	20,662	--	--	--	--	20,662
Loans acquired	1,217,886	22,181	64,075	1,541	--	1,305,683
Total	$5,433,036	$33,865	$164,251	$1,715	$23	$5,632,890

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2017
Balance, beginning of period (2)	$8,105	$25,731	$3,754	$3,789	$41,379
Provision for loan losses (1)	2,310	2,150	761	241	5,462
Charge-offs	(2,442)	(896)	(1,017)	(819)	(5,174)
Recoveries	21	309	275	445	1,050
Net charge-offs	(2,421)	(587)	(742)	(374)	(4,124)
Balance, September 30, 2017 (2)	$7,994	$27,294	$3,773	$3,656	$42,717

Nine Months Ended September 30, 2017
Balance, beginning of period (2)	$7,739	$21,817	$3,779	$2,951	$36,286
Provision for loan losses (1)	3,255	7,984	2,168	1,920	15,327
Charge-offs	(3,083)	(3,264)	(2,962)	(2,986)	(12,295)
Recoveries	83	757	788	1,771	3,399
Net charge-offs	(3,000)	(2,507)	(2,174)	(1,215)	(8,896)
Balance, September 30, 2017 (2)	$7,994	$27,294	$3,773	$3,656	$42,717

Period-end amount allocated to:
Loans individually evaluated for impairment	$3,996	$2,325	$--	$--	$6,321
Loans collectively evaluated for impairment	3,998	24,969	3,773	3,656	36,396
Balance, September 30, 2017 (2)	$7,994	$27,294	$3,773	$3,656	$42,717

______________________

(1)	Provision for loan losses of $1,464,000 attributable to loans acquired was excluded from this table for the nine months ended September 30, 2017 (total provision for loan losses for the three and nine months ended September 30, 2017 was $5,462,000 and $16,792,000). There was $2.0 million in charge-offs for loans acquired during the nine months ended September 30, 2017 resulting in an ending balance in the allowance related to loans acquired of $391,000.

(2)	Allowance for loan losses at September 30, 2017 includes $391,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2016 includes $954,000 allowance for loans acquired. The total allowance for loan losses at September 30, 2017 and June 30, 2017 was $43,108,000 and $41,770,000, respectively.

Activity in the allowance for loan losses for the three and nine months ended September 30, 2016 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended September 30, 2016
Balance, beginning of period (4)	$7,832	$19,635	$3,748	$2,308	$33,523
Provision for loan losses (3)	680	6,066	501	832	8,079
Charge-offs	(284)	(6,297)	(699)	(600)	(7,880)
Recoveries	12	55	199	106	372
Net charge-offs	(272)	(6,242)	(500)	(494)	(7,508)
Balance, September 30, 2016 (4)	$8,240	$19,459	$3,749	$2,646	$34,094

Nine Months Ended September 30, 2016
Balance, beginning of period (4)	$5,985	$19,522	$3,893	$1,951	$31,351
Provision for loan losses (3)	4,961	7,009	1,422	1,819	15,211
Charge-offs	(3,043)	(7,350)	(2,260)	(1,482)	(14,135)
Recoveries	337	278	694	358	1,667
Net charge-offs	(2,706)	(7,072)	(1,566)	(1,124)	(12,468)
Balance, September 30, 2016 (4)	$8,240	$19,459	$3,749	$2,646	$34,094

Period-end amount allocated to:
Loans individually evaluated for impairment	$64	$515	$--	$1	$580
Loans collectively evaluated for impairment	8,176	18,944	3,749	2,645	33,514
Balance, September 30, 2016 (4)	$8,240	$19,459	$3,749	$2,646	$34,094

Period-end amount allocated to:
Loans individually evaluated for impairment	$262	$417	$--	$1	$680
Loans collectively evaluated for impairment	7,477	21,400	3,779	2,950	35,606
Balance, December 31, 2016 (5)	$7,739	$21,817	$3,779	$2,951	$36,286

______________________

(3)	Provision for loan losses of $215,000 and $522,000 attributable to loans acquired was excluded from this table for the three and nine months ended September 30, 2016 (total provision for loan losses for the three and nine months ended September 30, 2016 was $8,294,000 and $15,733,000). The $215,000 and $522,000 was subsequently charged-off, resulting in no change in the ending balance in the allowance related to loans acquired.
(4)	Allowance for loan losses at September 30, 2016, June 30, 2016 and December 31, 2015 includes $954,000 allowance for loans acquired. The total allowance for loan losses at September 30, 2016, June 30, 2016 and December 31, 2015 was $35,048,000, $34,477,000 and $32,305,000, respectively.
(5)	Allowance for loan losses at December 31, 2016 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses December 31, 2016 was $37,240,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

September 30, 2017
Loans individually evaluated for impairment	$13,976	$33,680	$273	$3,880	$51,809
Loans collectively evaluated for impairment	882,833	3,761,220	176,043	339,407	5,159,503
Balance, end of period	$896,809	$3,794,900	$176,316	$343,287	$5,211,312

December 31, 2016
Loans individually evaluated for impairment	$11,522	$30,001	$373	$1,800	$43,696
Loans collectively evaluated for impairment	778,381	2,998,078	184,218	322,834	4,283,511
Balance, end of period	$789,903	$3,028,079	$184,591	$324,634	$4,327,207

NOTE 6: LOANS ACQUIRED

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all loans acquired as of September 30, 2017 and December 31, 2016:

	Loans Acquired
(in thousands)	September 30, 2017	December 31, 2016

Consumer:
Other consumer	$29,662	$49,677
Total consumer	29,662	49,677
Real estate:
Construction	48,520	57,587
Single family residential	363,796	423,176
Other commercial	565,993	690,108
Total real estate	978,309	1,170,871
Commercial:
Commercial	70,620	81,837
Agricultural	13,448	3,298
Total commercial	84,068	85,135

Total loans acquired (1)	$1,092,039	$1,305,683

______________________

(1)	Loans acquired are reported net of a $391,000 and $954,000 allowance at September 30, 2017 and December 31, 2016, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	September 30, 2017	December 31, 2016

Consumer:
Other consumer	$315	$456
Total consumer	315	456
Real estate:
Construction	1,905	7,961
Single family residential	11,840	13,366
Other commercial	7,261	22,045
Total real estate	21,006	43,372
Commercial:
Commercial	2,163	2,806
Agricultural	216	198
Total commercial	2,379	3,004
Total	$23,700	$46,832

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2017
Consumer:
Other consumer	$401	$161	$562	$29,100	$29,662	$7
Total consumer	401	161	562	29,100	29,662	7
Real estate:
Construction	19	1,420	1,439	47,081	48,520	--
Single family residential	4,785	3,127	7,912	355,884	363,796	--
Other commercial	806	2,670	3,476	562,517	565,993	--
Total real estate	5,610	7,217	12,827	965,482	978,309	--
Commercial:
Commercial	156	1,788	1,944	68,676	70,620	--
Agricultural	16	42	58	13,390	13,448	--
Total commercial	172	1,830	2,002	82,066	84,068	--

Total	$6,183	$9,208	$15,391	$1,076,648	$1,092,039	$7

December 31, 2016
Consumer:
Other consumer	$571	$189	$760	$48,917	$49,677	$--
Total consumer	571	189	760	48,917	49,677	--
Real estate:
Construction	132	7,332	7,464	50,123	57,587	--
Single family residential	8,358	4,857	13,215	409,961	423,176	11
Other commercial	2,836	10,741	13,577	676,531	690,108	--
Total real estate	11,326	22,930	34,256	1,136,615	1,170,871	11
Commercial:
Commercial	723	2,153	2,876	78,961	81,837	--
Agricultural	48	--	48	3,250	3,298	--
Total commercial	771	2,153	2,924	82,211	85,135	--

Total	$12,668	$25,272	$37,940	$1,267,743	$1,305,683	$11

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 5, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2017
Consumer:
Other consumer	$28,982	$--	$680	$--	$--	$29,662
Total consumer	28,982	--	680	--	--	29,662
Real estate:
Construction	45,718	1,314	1,488	--	--	48,520
Single family residential	347,821	1,534	13,825	615	--	363,795
Other commercial	549,853	6,200	9,941	--	--	565,994
Total real estate	943,392	9,048	25,254	615	--	978,309
Commercial:
Commercial	66,367	325	3,928	--	--	70,620
Agricultural	13,148	300	--	--	--	13,448
Total commercial	79,515	625	3,928	--	--	84,068

Total	$1,051,889	$9,673	$29,862	$615	$--	$1,092,039

December 31, 2016
Consumer:
Other consumer	$48,992	$14	$671	$--	$--	$49,677
Total consumer	48,992	14	671	--	--	49,677
Real estate:
Construction	50,704	88	6,795	--	--	57,587
Single family residential	400,553	2,696	18,392	1,535	--	423,176
Other commercial	641,018	17,384	31,706	--	--	690,108
Total real estate	1,092,275	20,168	56,893	1,535	--	1,170,871
Commercial:
Commercial	73,609	1,965	6,257	6	--	81,837
Agricultural	3,010	34	254	--	--	3,298
Total commercial	76,619	1,999	6,511	6	--	85,135

Total	$1,217,886	$22,181	$64,075	$1,541	$--	$1,305,683

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

The impact of the adjustments on the Company’s financial results for the three and nine months ended September 30, 2017 and 2016 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Impact on net interest income and pre-tax income	$23	$65	$2,596	$1,240

Net impact, net of taxes	$14	$40	$1,578	$754

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$766	$8,448	$1,655	$17,802
Additions	--	--	--	2,388
Accretable yield adjustments	52	--	2,698	--
Accretion	(408)	408	(3,943)	3,943
Payments and other reductions, net	--	(980)	--	(16,257)
Balance, ending	$410	$7,876	$410	$7,876

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$2,365	$20,663	$954	$23,469
Additions	--	1,614	--	1,614
Accretable yield adjustments	171	--	3,245	--
Accretion	(555)	555	(2,218)	2,218
Payments and other reductions, net	--	(1,412)	--	(5,881)
Balance, ending	$1,981	$21,420	$1,981	$21,420

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan losses for loans acquired resulting in a total allowance on loans acquired of $391,000 at September 30, 2017 and $954,000 at December 31, 2016. There was no provision on loans acquired for the three months ended September 30, 2017. The provision on loans acquired for the nine months ended September 30, 2017 was $1.5 million. The provision on loans acquired during the three and nine months ended September 30, 2016 was $215,000 and $522,000.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $375.7 million at September 30, 2017 and $348.5 million at December 31, 2016.

The change in goodwill during 2017 primarily includes $29.4 million recorded as a result of the Company’s 2017 Hardeman acquisition, which is not deductible for tax purposes, partially offset by $4.1 million due to the sale of the Company’s property and casualty insurance lines of business. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2017 or the year ended December 31, 2016.

Core deposit premiums are amortized over periods ranging from 10 to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $7.8 million were recorded during the second quarter of 2017 as part of the Hardeman acquisition. Core deposit premiums of $5.1 million were recorded in the fourth quarter of 2016 as part of the Citizens acquisition.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Company recorded $830,000 of intangible assets during the second quarter of 2017 related to the insurance operations acquired in the Hardeman acquisition. The Company recorded $591,000 of intangible assets during the fourth quarter of 2016 related to the trust operations acquired in the Citizens acquisition. Intangible assets decreased by $1.3 million due to the sale of insurance lines of business during the third quarter of 2017.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2017 and December 31, 2016, were as follows:

(In thousands)	September 30, 2017	December 31, 2016

Goodwill	$375,731	$348,505
Core deposit premiums:
Gross carrying amount	56,532	48,692
Accumulated amortization	(14,297)	(10,625)
Core deposit premiums, net	42,235	38,067
Purchased credit card relationships:
Gross carrying amount	2,068	2,068
Accumulated amortization	(1,654)	(1,344)
Purchased credit card relationships, net	414	724
Books of business intangible:
Gross carrying amount	15,414	15,884
Accumulated amortization	(2,562)	(1,716)
Books of business intangible, net	12,852	14,168
Other intangible assets, net	55,501	52,959
Total goodwill and other intangible assets	$431,232	$401,464

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2017 is as follows:

Year	(In thousands)
Remainder of 2017	$1,665
2018	6,557
2019	6,247
2020	6,234
2021	6,172
Thereafter	28,626
Total	$55,501

NOTE 8: TIME DEPOSITS

Time deposits include approximately $635,765,000 and $600,280,000 of certificates of deposit of $100,000 or more at September 30, 2017, and December 31, 2016, respectively. Of this total approximately $255,168,000 and $193,596,000 of certificates of deposit were over $250,000 at September 30, 2017 and December 31, 2016, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Income taxes currently payable	$11,946	$10,327	$30,467	$33,139
Deferred income taxes	2,732	455	4,962	1,070
Provision for income taxes	$14,678	$10,782	$35,429	$34,209

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

(In thousands)	September 30, 2017	December 31, 2016

Deferred tax assets:
Loans acquired	$5,900	$7,986
Allowance for loan losses	16,841	14,754
Valuation of foreclosed assets	4,020	3,958
Tax NOLs from acquisition	12,642	13,077
Deferred compensation payable	2,983	2,785
Vacation compensation	1,828	1,740
Accrued equity and other compensation	5,138	6,367
Acquired securities	1,201	1,098
Other accrued liabilities	2,301	1,834
Unrealized loss on available-for-sale securities	6,708	9,559
Other	4,610	5,267
Gross deferred tax assets	64,172	68,425
Deferred tax liabilities:
Goodwill and other intangible amortization	(32,189)	(29,601)
Accumulated depreciation	(6,403)	(5,370)
Other	(7,369)	(5,877)
Gross deferred tax liabilities	(45,961)	(40,848)

Net deferred tax asset, included in other assets	$18,211	$27,577

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense for the three and nine months ended September 30 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Computed at the statutory rate (35%)	$15,235	$11,974	$38,313	$36,418
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	342	21	1,117	1,390
Discrete items related to ASU 2016-09	5	--	(1,372)	--
Tax exempt interest income	(955)	(1,072)	(3,160)	(3,120)
Tax exempt earnings on BOLI	(178)	(146)	(616)	(665)
Merger related expenses	187	131	559	131
Federal tax credits	(397)	(890)	(1,190)	(943)
Other differences, net	439	764	1,778	998
Actual tax provision	$14,678	$10,782	$35,429	$34,209

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

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2014 tax year and forward.  The Company’s various state income tax returns are generally open from the 2014 and later tax return years based on individual state statute of limitations.

NOTE 10: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

The gross amount of recognized liabilities for repurchase agreements was $121.4 million and $102.4 million at September 30, 2017 and December 31, 2016, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2017
Repurchase agreements:
U.S. Government agencies	$121,352	$--	$--	$--	$121,352

December 31, 2016
Repurchase agreements:
U.S. Government agencies	$101,647	$--	$--	$757	$102,404

NOTE 11: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at September 30, 2017 and December 31, 2016 consisted of the following components:

(In thousands)	September 30, 2017	December 31, 2016

Other Borrowings
FHLB advances, net of discount, due 2017 to 2033, 1.15% to 7.37% secured by residential real estate loans	$477,982	$225,230
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	44,559	47,929
Total other borrowings	522,541	273,159

Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,301	9,225
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,246	10,130
Trust preferred securities, net of discount, due 12/3/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,157	5,161
Trust preferred securities, net of discount, due 12/13/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,137	5,105
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,255	10,156
Trust preferred securities, net of discount, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	--
Total subordinated debentures	67,418	60,397
Total other borrowings and subordinated debentures	$589,959	$333,556

The Company had $442.0 million of Federal Home Loan Bank (“FHLB”) advances with original maturities of one year or less at September 30, 2017 and $180.0 million at December 31, 2016.

The Company had total FHLB advances of $478.0 million at September 30, 2017, with approximately $1.075 billion of additional advances available from the FHLB.  The FHLB advances are secured by mortgage loans and investment securities totaling approximately $2.014 billion at September 30, 2017.

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

Aggregate annual maturities of long-term debt at September 30, 2017, are:

Year	(In thousands)

2017	$1,851
2018	23,863
2019	7,586
2020	36,343
2021	2,251
Thereafter	76,065
Total	$147,959

NOTE 12: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 13: COMMON STOCK

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

NOTE 14: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year.  At September 30, 2017, the Company’s subsidiary bank had approximately $1.8 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).  As of September 30, 2017, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company's CET1 ratio was 11.97% at September 30, 2017.

NOTE 15: STOCK BASED COMPENSATION

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

The table below summarizes the transactions under the Company's active stock compensation plans for the nine months ended September 30, 2017:

	Stock Options Outstanding		Stock Awards Outstanding		Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

Balance, January 1, 2017	473	$42.85	139	$40.96	113	$45.40
Granted	--	--	--	--	185	58.18
Stock Options Exercised	(39)	32.16	--	--	--	--
Stock Awards/Units Vested	--	--	(34)	36.45	(124)	52.71
Forfeited/Expired	(3)	44.68	(12)	43.83	(13)	51.72

Balance, September 30, 2017	431	$43.82	93	$42.21	161	$53.97

Exercisable, September 30, 2017	325	$43.23

The following table summarizes information about stock options under the plans outstanding at September 30, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17.55	-	$21.13	3,950	2.76	$19.38	3,950	$19.38
21.29	-	21.29	3,700	5.30	21.29	2,500	21.29
21.51	-	21.51	1,250	2.30	21.51	1,250	21.51
30.31	-	30.31	22,180	0.63	30.31	22,180	30.31
40.57	-	40.57	40,490	7.25	40.57	40,490	40.57
40.72	-	40.72	1,500	7.13	40.72	600	40.72
44.40	-	44.40	49,870	7.25	44.40	37,144	44.40
45.50	-	45.50	246,485	7.62	45.50	193,025	45.50
47.02	-	47.02	58,090	7.79	47.02	20,838	47.02
48.13	-	48.13	3,305	7.96	48.13	2,645	48.13
$17.55	-	$48.13	430,820	7.12	$43.82	324,622	$43.23

Total stock-based compensation expense was $6,486,000 and $4,204,000 during the nine months ended September 30, 2017 and 2016, respectively.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $407,000 of unrecognized stock-based compensation expense related to stock options at September 30, 2017. Unrecognized stock-based compensation expense related to non-vested stock awards was $15,423,000 at September 30, 2017.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.0 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2017 was $6,066,000 and $4,761,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $57.90 as of September 30, 2017, and the exercise price multiplied by the number of options outstanding and exercisable at a price below that closing price.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and September 30, 2016, was $1,012,000 and $1,063,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2017. The weighted-average fair value of stock options granted during the nine months ended September 30, 2016 was $11.64 per share. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted are detailed in the table below:

Nine Months Ended September 30, 2016

Expected dividend yield	1.96%
Expected stock price volatility	27.34%
Risk-free interest rate	2.01%
Expected life of options (in years)	7

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended September 30,
(In thousands)	2017	2016

Interest paid	$21,531	$16,311
Income taxes paid	21,718	32,069
Transfers of loans to foreclosed assets and other real estate owned	5,311	3,846
Transfers of premises to foreclosed assets and other real estate owned	3,188	--
Transfers of premises and equipment to premises held for sale	--	7,200
Transfers of premises held for sale to foreclosed assets and other real estate owned	--	652

NOTE 17: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Professional services	$3,946	$3,282	$13,079	$9,678
Postage	1,091	1,150	3,427	3,458
Telephone	943	912	3,003	3,014
Credit card expense	3,137	2,947	9,081	8,319
Marketing	1,219	1,525	4,253	4,647
Operating supplies	592	457	1,406	1,273
Amortization of intangibles	1,724	1,503	4,828	4,411
Branch right sizing expense	153	218	370	3,451
Other expense	5,458	5,185	18,588	14,851
Total other operating expenses	$18,263	$17,179	$58,035	$53,102

NOTE 18: CERTAIN TRANSACTIONS

From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families.  From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary bank, Simmons Bank.  Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the lender and did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 19: COMMITMENTS AND CREDIT RISK

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

At September 30, 2017, the Company had outstanding commitments to extend credit aggregating approximately $568,655,000 and $1,628,358,000 for credit card commitments and other loan commitments, respectively.  At December 31, 2016, the Company had outstanding commitments to extend credit aggregating approximately $562,527,000 and $1,220,137,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company, to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $29,812,000 and $29,362,000 at September 30, 2017, and December 31, 2016, respectively, with terms ranging from 9 months to 15 years.  At September 30, 2017 and December 31, 2016, the Company had no deferred revenue under standby letter of credit agreements.

NOTE 20: PREFERRED STOCK

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

NOTE 21: FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
ASSETS
Available-for-sale securities
U.S. Government agencies	$208,220	$--	$208,220	$--
Mortgage-backed securities	959,698	--	959,698	--
State and political subdivisions	84,822	--	84,822	--
Other securities	64,680	--	64,680	--
Assets held in trading accounts	49	--	49	--

December 31, 2016
ASSETS
Available-for-sale securities
U.S. Treasury	$300	$300	$--	$--
U.S. Government agencies	137,771	--	137,771	--
Mortgage-backed securities	868,324	--	868,324	--
States and political subdivisions	102,943	--	102,943	--
Other securities	48,016	--	48,016	--
Assets held in trading accounts	41	--	41	--

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data.  As of September 30, 2017 and December 31, 2016, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $31.5 million and $26.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At September 30, 2017 and December 31, 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
ASSETS
Impaired loans (1) (2) (collateral dependent)	$11,229	$--	$--	$11,229
Foreclosed assets and other real estate owned (1)	19,506	--	--	19,506

December 31, 2016
ASSETS
Impaired loans (1) (2) (collateral dependent)	$17,154	$--	$--	$17,154
Foreclosed assets and other real estate owned (1)	17,806	--	--	17,806

________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)	Specific allocations of $2,195,000 and $2,384,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2017 and December 31, 2016, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2017
Financial assets:
Cash and cash equivalents	$432,290	$432,290	$--	$--	$432,290
Interest bearing balances due from banks - time	4,059	--	4,059	--	4,059
Held-to-maturity securities	406,033	--	412,140	--	412,140
Mortgage loans held for sale	12,614	--	--	12,614	12,614
Interest receivable	30,749	--	30,749	--	30,749
Legacy loans (net of allowance)	5,168,595	--	--	5,140,768	5,140,768
Loans acquired (net of allowance)	1,092,039	--	--	1,086,160	1,086,160

Financial liabilities:
Non-interest bearing transaction accounts	1,669,860	--	1,669,860	--	1,669,860
Interest bearing transaction accounts and savings deposits	4,344,779	--	4,344,779	--	4,344,779
Time deposits	1,310,951	--	--	1,301,451	1,301,451
Federal funds purchased and securities sold under agreements to repurchase	121,687	--	121,687	--	121,687
Other borrowings	522,541	--	526,266	--	526,266
Subordinated debentures	67,418	--	62,142	--	62,142
Interest payable	2,043	--	2,043	--	2,043

December 31, 2016
Financial assets:
Cash and cash equivalents	$285,659	$285,659	$--	$--	$285,659
Interest bearing balances due from banks - time	4,563	--	4,563	--	4,563
Held-to-maturity securities	462,096	--	465,960	--	465,960
Mortgage loans held for sale	27,788	--	--	27,788	27,788
Interest receivable	27,788	--	27,788	--	27,788
Legacy loans (net of allowance)	4,290,921	--	--	4,305,165	4,305,165
Loans acquired (net of allowance)	1,305,683	--	--	1,310,017	1,310,017

Financial liabilities:
Non-interest bearing transaction accounts	1,491,676	--	1,491,676	--	1,491,676
Interest bearing transaction accounts and savings deposits	3,956,483	--	3,956,483	--	3,956,483
Time deposits	1,287,060	--	--	1,278,339	1,278,339
Federal funds purchased and securities sold under agreements to repurchase	115,029	--	115,029	--	115,029
Other borrowings	273,159	--	292,367	--	292,367
Subordinated debentures	60,397	--	55,318	--	55,318
Interest payable	1,668	--	1,668	--	1,668

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

NOTE 22: SUBSEQUENT EVENTS

On October 19, 2017, the Company completed its mergers with Southwest Bancorp, Inc. (“OKSB”) and First Texas BHC, Inc. (“First Texas”) pursuant to the terms of the Agreements and Plan of Mergers, dated December 14, 2016 and January 23, 2017, respectively. The Company was the surviving corporation in both mergers, which are referred to individually as the “OKSB Merger” and the “First Texas Merger”, and collectively as the “mergers.” The mergers were described in the Joint Proxy Statement/Prospectus of the Company, OKSB and First Texas filed with the SEC on September 12, 2017. As a result of the mergers, the Company expanded its reach into three new banking markets and now has approximately $14.7 billion in assets and approximately $10.5 billion and $11.2 billion in loans and deposits, respectively.

In the OKSB Merger, each outstanding share of OKSB common stock was cancelled and converted into the right to receive 0.3903 shares of the Company’s common stock and $5.11 in cash. The Company issued 7,250,000 shares of its common stock and paid $95,000,000 in cash to effect the OKSB Merger. In the First Texas Merger, each outstanding share of First Texas common stock was cancelled and converted into the right to receive 0.8263 shares of the Company’s common stock and $6.60 in cash. The Company issued 6,500,000 shares of its common stock and paid $70,000,000 in cash to effect the First Texas Merger. Additionally, upon consummation of the mergers, the Company assumed subordinated debt issued by OKSB and First Texas in an aggregate principal amount of $76.7 million. The mergers were approved by stockholders of the Company on October 18, 2017 while the stockholders of OKSB and First Texas approved the mergers on October 19, 2017.

Due to the timing of the mergers and the number of assets and liabilities assumed, the Company is continuing to determine their preliminary fair values and the purchase price allocation.  The Company expects to finalize the analysis of the acquired assets and liabilities over the next few months and within one year of the mergers. We will record the mergers using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of the mergers will be included in our consolidated operating results beginning on the acquisition date.

On October 6, 2017, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association and executed an unsecured Revolving Credit Note (the “Note”) pursuant to which the Company may borrow, prepay and re-borrow up to $75 million for purposes of financing distributions, financing certain acquisitions, and working capital purposes. The Credit Agreement contains customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. The Company will primarily use the proceeds of the revolving credit loans under the Credit Agreement to repay the subordinated debt assumed with the mergers as previously discussed.

The principal amounts borrowed under the Credit Agreement will bear interest at a variable rate equal to the applicable one-month LIBOR rate plus 1.50%. The amount of interest accruing under the Note shall be computed on an actual day, 360-day year basis. The line of credit available to the Company under the Credit Agreement expires on October 5, 2018, at which time all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company shall be due and payable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of SIMMONS FIRST NATIONAL CORPORATION as of September 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the related consolidated statements of stockholders’ equity and cash flows for the nine month periods ended September 30, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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

November 6, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2017 was $28.9 million and diluted earnings per share were $0.89, compared to net income of $23.4 million and $0.76 diluted earnings per share for the same period of 2016. Diluted earnings per share increased by $0.13, or 17.1%. Net income for the nine months ended September 30, 2017, was $74.0 million and diluted earnings per share were $2.31, compared to net income of $69.8 million and $2.28 diluted earnings per share for the same period in 2016. Year-to-date diluted earnings per share increased by $0.03, or 1.3%.

The first three quarters in both 2017 and 2016 included non-core items that impacted net income. The 2017 non-core items were significant and mainly related to acquisitions and a gain on the sale of the Company’s property and casualty insurance lines of business further discussed below. The 2016 non-core items primarily related to branch right sizing initiatives and acquisitions. Excluding all non-core items, core earnings for the three months ended September 30, 2017 were $27.7 million, or $0.86 diluted core earnings per share, compared to $24.4 million, or $0.79 diluted core earnings per share for the same period in 2016. Diluted core earnings per share increased by $0.07, or 8.9%. Year-to-date core earnings were $77.0 million, an increase of $4.4 million, or 6.0%, compared with the same period in 2016. Year-to-date diluted core earnings per share were $2.41, an increase of $0.04, or 1.7%. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

On January 17, 2017, we merged Simmons First Finance Company, a wholly-owned subsidiary of Simmons Bank, into Simmons Bank to reduce regulatory risks related to its operations relative to the size of its assets. At September 30, 2017, the loan balance of this portfolio was $33 million.

In February 2017, we executed the sale of 11 substandard loans, which were primarily loans acquired, with a net principal balance of $11 million. We recognized a loss of $676,000 on this sale.

During March 2017, we exited the indirect lending market as this is a low-margin unit and we made a financial decision to reallocate our capital resources. At September 30, 2017, the loan balance of this portfolio was $192 million.

On May 15, 2017, we closed the transaction to acquire Hardeman County Investment Company, Inc. (“Hardeman”) including its wholly-owned bank subsidiary, First South Bank. The Company completed the systems conversion and merged First South Bank into Simmons Bank in September 2017. As a result of this acquisition, we recognized $7.9 million in pretax merger related expenses during the nine-month period ended September 30, 2017.

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

During August 2017, we were the successful bidder at public auction held to discharge certain indebtedness owed to Simmons Bank and became the sole shareholder of Heartland Bank in Little Rock, Arkansas. Heartland Bank remains a separately chartered state bank, and we are currently evaluating next steps with respect to the institution. See Note 4 for additional information related to assets and liabilities held for sale related to Heartland Bank as of September 30, 2017.

In September 2017, we completed the sale of our property and casualty insurance business lines and an after-tax gain of $1.8 million was recognized on the transaction. Tangible common equity was positively impacted by $7.2 million due to a reduction in intangible assets related to the sold business.

Additionally, we completed the conversion and integration of First South Bank in September. Subsequent to the third quarter 2017, we completed the acquisitions of Southwest Bancorp, Inc., including its wholly-owned bank subsidiary, Bank SNB, and First Texas BHC, Inc., including its wholly-owned bank subsidiary, Southwest Bank. The systems conversions are planned during the first half of 2018, at which time the subsidiary banks will be merged into Simmons Bank. See Note 22 for additional information related to these acquisitions.

Furthermore, we had record results in the third quarter. We continue to experience good loan demand although the rate of growth is lower than we experienced in the first two quarters of 2017. Our net interest income for the quarter increased by 15.8% from third quarter last year while our net interest margin decreased 17 basis points. Our efficiency ratio for the third quarter was 55.06%.

Total loans, including loans acquired, were $6.303 billion at September 30, 2017, compared to $5.633 billion at December 31, 2016 and $5.401 billion at September 30, 2016. Total loans increased $78.0 million during the quarter primarily due to growth in our legacy portfolio partially offset by the repayment of loans acquired and loans in our liquidating portfolios.

Stockholders’ equity as of September 30, 2017 was $1.257 billion, book value per share was $39.03 and tangible book value per share was $25.64.  Our ratio of stockholders’ equity to total assets was 13.2% and the ratio of tangible stockholders’ equity to tangible assets was 9.1% at September 30, 2017. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 10.6%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Simmons First National Corporation is a $14.7 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  We perform an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by ASU 2011-08 – Testing Goodwill for Impairment.  ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually or more frequently if certain conditions occur.  Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 15, Stock Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting decreased the effective tax rate during the year as the new standard impacted how the income tax effects associated with stock-based compensation are recognized.

IMPACTS OF GROWTH

We completed the acquisitions of Southwest Bancorp, Inc. and First Texas BHC, Inc. in October 2017, previously discussed above and Note 22: Subsequent Events (hereinafter referred to as the “Completed Transactions”). With the completion of these acquisitions, our total assets exceed $10 billion.

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Due to the closing of the Completed Transactions, Simmons Bank, when viewed together with its affiliates, has assets in excess of $10 billion as of October 2017, and therefore, will be subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank estimates that it will receive approximately $3.8 million less in debit card fees on an after-tax basis in 2018 and $7.5 million less on an after-tax basis in 2019.

The Dodd-Frank Act also requires banks and bank holding companies with more than $10 billion in assets to conduct annual stress tests. In anticipation of becoming subject to this requirement, the Company and Simmons Bank have begun the necessary preparations, including undertaking a gap analysis, implementing enhancements to the audit and compliance departments, and investing in various information technology systems. However, the Company believes that significant, additional expenditures will be required in order to fully comply with the stress testing requirements. The Company and Simmons Bank will be required to report the first stress test in July 2020 for the fiscal year 2019.

Additionally, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”) and granted it supervisory authority over banks with total assets of more than $10 billion. After the closing of the bank mergers associated with the Completed Transactions, Simmons Bank will become subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. While the CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, its ultimate impact on the operations of Simmons Bank remains uncertain.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less.  Through acquisition our loans acquired tended to have longer maturities. In addition, due to market pressures, the duration of our legacy loan portfolio has also extended over the past several years. Our current interest rate sensitivity shows that approximately 36% of our loans and 72% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2017, net interest income on a fully taxable equivalent basis was $80.6 million, an increase of $10.5 million, or 15.0%, over the same period in 2016.  The increase in net interest income was the result of a $13.8 million increase in interest income offset by a $3.3 million increase in interest expense.

The increase in interest income primarily resulted from a $12.4 million increase in interest income on loans, consisting of legacy loans and loans acquired. The increase in loan volume during 2017 generated $14.4 million of additional interest income, while a 16 basis point decline in yield resulted in a $2.0 million decrease in interest income. The interest income increase from loan volume was primarily due to our legacy loan growth from the same period last year, the Hardeman acquisition during 2017 and the Citizens acquisition in September of 2016.

Included in interest income is the effect of yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 6, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.  Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required.  The cash flow estimate may increase or decrease based on payment histories and loss expectations of the loans.  The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans.

For the three months ended September 30, 2017 and 2016, interest income included $2.9 million and $4.9 million, respectively, for the yield accretion recognized on loans acquired. The accretable yield adjustments recorded in future periods will change as we continue to evaluate expected cash flows from the loans acquired.

The increase in interest expense was the result of a $2.3 million increase in interest expense on deposits primarily from deposit volume from the recent acquisitions. Interest expense also increased $827,000 due to the $310.5 million increase in other borrowings. Increases in deposit costs continue to offset gradual increases in rates on earning assets.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2017, net interest income on a fully taxable equivalent basis was $233.8 million, an increase of $23.2 million, or 11.0%, over the same period in 2016.  The increase in net interest income was the result of a $28.9 million increase in interest income offset by a $5.7 million increase in interest expense.

The increase in interest income primarily resulted from a $25.1 million increase in interest income on loans and a $3.9 million increase in interest income on investment securities. The increase in loan volume during 2017 generated $36.7 million of additional interest income, while a 29 basis point decline in yield resulted in a $11.7 million decrease in interest income. The increase in loan volume was primarily due to our acquisitions. $943,000 of the increase in interest income on investment securities was due to volume increases while $2.9 million was a result of an increase in yield on the security portfolio.

For the nine months ended September 30, 2017 and 2016, interest income included $12.1 million and $17.7 million, respectively, for the yield accretion recognized on loans acquired.

The $5.7 million increase in interest expense is primarily from the growth in deposit accounts related to the acquisitions and the increase in other debt.

Net Interest Margin

Our net interest margin decreased 17 basis points to 3.91% for the three month period ended September 30, 2017, when compared to 4.08% for the same period in 2016. For the nine month period ended September 30, 2017, net interest margin decreased 22 basis points to 3.99% when compared to 4.21% for the same period in 2016.  The most significant factor in the decreasing margin during the nine month period ended September 30, 2017 is the impact of the lower accretable yield adjustments discussed. Normalized for all accretion on loans acquired, our core net interest margin at September 30, 2017 and 2016 was 3.79% and 3.86%, respectively. We expect that increases in deposit costs will continue to offset short-term increases in rates on earning assets. These increases are a result of increased competition for deposits and the recent Federal Reserve rate hikes. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2017 and 2016, respectively, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2017 versus September 30, 2016.

Table 1:  Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Interest income	$87,484	$73,418	$249,809	$220,940
FTE adjustment	1,751	1,969	5,799	5,728
Interest income – FTE	89,235	75,387	255,608	226,668
Interest expense	8,665	5,355	21,798	16,062
Net interest income – FTE	$80,570	$70,032	$233,810	$210,606

Yield on earning assets – FTE	4.33%	4.39%	4.36%	4.53%
Cost of interest bearing liabilities	0.55%	0.41%	0.49%	0.42%
Net interest spread – FTE	3.78%	3.98%	3.87%	4.11%
Net interest margin – FTE	3.91%	4.08%	3.99%	4.21%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended September 30, 2017 vs. 2016	Nine Months Ended September 30, 2017 vs. 2016

Increase due to change in earning assets	$14,647	$37,099
Decrease due to change in earning asset yields	(799)	(8,159)
Decrease due to change in interest bearing liabilities	(1,850)	(4,235)
Decrease due to change in interest rates paid on interest bearing liabilities	(1,460)	(1,501)
Increase in net interest income	$10,538	$23,204

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine months ended September 30, 2017 and 2016.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$269,111	$650	0.96	$253,249	$263	0.41
Investment securities - taxable	1,313,333	6,574	1.99	1,038,437	4,775	1.83
Investment securities - non-taxable	324,901	4,341	5.30	391,495	4,926	5.01
Mortgage loans held for sale	13,388	159	4.71	31,256	299	3.81
Assets held in trading accounts	52	--	--	5,108	4	0.31
Loans	6,261,507	77,511	4.91	5,105,474	65,120	5.07
Total interest earning assets	8,182,292	89,235	4.33	6,825,019	75,387	4.39
Non-earning assets	993,315			878,818
Total assets	$9,175,607			$7,703,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$4,227,567	$3,920	0.37	$3,645,414	$1,965	0.21
Time deposits	1,330,889	2,110	0.63	1,213,895	1,767	0.58
Total interest bearing deposits	5,558,456	6,030	0.43	4,859,309	3,732	0.31
Federal funds purchased and securities sold under agreement to repurchase	115,583	83	0.28	105,576	59	0.22
Other borrowings	502,972	1,875	1.48	192,453	1,048	2.17
Subordinated debentures	67,367	677	3.99	60,238	516	3.41
Total interest bearing liabilities	6,244,378	8,665	0.55	5,217,576	5,355	0.41
Non-interest bearing liabilities:
Non-interest bearing deposits	1,613,248			1,322,818
Other liabilities	62,287			49,191
Total liabilities	7,919,913			6,589,585
Stockholders’ equity	1,255,694			1,114,252
Total liabilities and stockholders’ equity	$9,175,607			$7,703,837
Net interest spread			3.78			3.98
Net interest margin		$80,570	3.91		$70,032	4.08

	Nine Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
($ in thousands)	Balance	Expense	Rate(%)	Balance	Expense	Rate(%)

ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$186,423	$986	0.71	$183,718	$511	1.37
Investment securities - taxable	1,326,680	19,925	2.01	1,064,670	16,025	2.01
Investment securities - non-taxable	336,988	14,343	5.69	415,296	14,378	4.62
Mortgage loans held for sale	12,371	430	4.65	28,905	872	4.03
Assets held in trading accounts	50	--	--	5,745	13	0.30
Loans	5,967,036	219,924	4.93	4,984,349	194,869	5.22
Total interest earning assets	7,829,548	255,608	4.36	6,682,683	226,668	4.53
Non-earning assets	971,127			892,370
Total assets	$8,800,675			$7,575,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities
Interest bearing transaction and savings accounts	$4,082,157	$9,350	0.31	$3,552,088	$6,018	0.23
Time deposits	1,290,218	5,700	0.59	1,253,437	5,144	0.55
Total interest bearing deposits	5,372,375	15,050	0.37	4,805,525	11,162	0.31
Federal funds purchased and securities sold under agreement to repurchase	114,054	250	0.29	107,932	183	0.23
Other borrowings	427,741	4,628	1.45	182,908	3,114	2.27
Subordinated debentures	63,946	1,870	3.91	60,160	1,603	3.56
Total interest bearing liabilities	5,978,116	21,798	0.49	5,156,525	16,062	0.42
Non-interest bearing liabilities:
Non-interest bearing deposits	1,559,093			1,273,337
Other liabilities	52,979			53,304
Total liabilities	7,590,188			6,483,166
Stockholders’ equity	1,210,487			1,091,887
Total liabilities and stockholders’ equity	$8,800,675			$7,575,053
Net interest spread			3.87			4.11
Net interest margin		$233,810	3.99		$210,606	4.21

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine month periods ended September 30, 2017, as compared to the same periods of the prior year.  The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 over 2016			2017 over 2016
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:

Interest income:
Interest bearing balances due from banks and federal funds sold	$17	$370	$387	$8	$467	$475
Investment securities - taxable	1,348	451	1,799	3,935	(35)	3,900
Investment securities - non-taxable	(876)	291	(585)	(2,992)	2,957	(35)
Mortgage loans held for sale	(200)	60	(140)	(559)	117	(442)
Assets held in trading accounts	(2)	(2)	(4)	(7)	(6)	(13)
Loans	14,360	(1,969)	12,391	36,714	(11,659)	25,055
Total	14,647	(799)	13,848	37,099	(8,159)	28,940

Interest expense:
Interest bearing transaction and savings accounts	355	1,600	1,955	992	2,340	3,332
Time deposits	178	165	343	154	402	556
Federal funds purchased and securities sold under agreements to repurchase	7	17	24	10	57	67
Other borrowings	1,245	(418)	827	2,974	(1,460)	1,514
Subordinated debentures	65	96	161	105	162	267
Total	1,850	1,460	3,310	4,235	1,501	5,736
Increase (decrease) in net interest income	$12,797	$(2,259)	$10,538	$32,864	$(9,660)	$23,204

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

The provision for loan losses for the three month period ended September 30, 2017, was $5.5 million, compared to $8.3 million for the three month period ended September 30, 2016, a decrease of $2.8 million. The provision for loan losses for the nine month period ended September 30, 2017, was $16.8 million, compared to $15.7 million for the nine month period ended September 30, 2016, an increase of $1.1 million. See Allowance for Loan Losses section for additional information.

The provision increase was necessary in order to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, as well as increases in specific reserves on certain impaired loans, required an allowance to be established for those loans through a provision.

Finally, a loan provision of $1.5 million was recorded on loans acquired during the nine months ended September 30, 2017 as a result of an estimated shortage in our credit mark on certain purchased credit impaired loans. The estimated shortage in credit mark was due to subsequent deterioration in the loans after purchase.

NON-INTEREST INCOME

Total non-interest income was $36.3 million for the three month period ended September 30, 2017, a decrease of $544,000, or 1.5%, compared to the same period in 2016. Total non-interest income was $102.1 million for the nine month period ended September 30, 2017, a decrease of $1.1 million, or 1.1%, compared to $103.3 million for the same period in 2016.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and credit card fees.  Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

The decrease in non-interest income was due to gains recorded on the sale of securities that totaled $2.3 million during the nine month period ended September 30, 2017 compared to $4.4 million for the same period in 2016. In addition, non-interest income from mortgage and SBA lending was $2.3 million less than the same period in 2016. These decreases were partially offset by the $3.7 million gain on the sale of the property and casualty insurance lines of business and increases in trust income, service charges, and debit and credit card fees.

Table 5 presents the changes in non-interest income for the three and nine month periods ended September 30, 2017 and 2016, respectively.

Table 5:  Non-Interest Income

	Three Months		2017		Nine Months		2017
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2017	2016	2016		2017	2016	2016
Trust income	$4,225	$3,873	$352	9.09%	$12,550	$11,160	$1,390	12.46%
Service charges on deposit accounts	8,907	8,771	136	1.55	25,492	23,748	1,744	7.34
Other service charges and fees	2,433	3,261	(828)	-25.39	7,145	8,846	(1,701)	-19.23
Mortgage and SBA lending income	3,219	4,339	(1,120)	-25.81	9,603	11,903	(2,300)	-19.32
Investment banking income	680	1,131	(451)	-39.88	2,007	2,999	(992)	-33.08
Debit and credit card fees	8,864	7,825	1,039	13.28	25,457	22,713	2,744	12.08
Bank owned life insurance income	725	606	119	19.64	2,402	2,429	(27)	-1.11
Gain on sale of securities, net	3	315	(312)	-99.05	2,302	4,403	(2,101)	-47.72
Net (loss) gain on sale of premises held for sale	(325)	175	(500)	*	264	175	89	50.86
Net gain on sale of insurance lines of business	3,708	--	3,708	*	3,708	--	3,708	*
Other income	3,893	6,580	(2,687)	-40.84	11,206	14,891	(3,685)	-24.75
Total non-interest income	$36,332	$36,876	$(544)	-1.48%	$102,136	$103,267	$(1,131)	-1.10%

______________________

*Not meaningful

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended September 30, 2017, was $24.4 million, an increase of $699,000 from the three month period ended September 30, 2016.  Trust income increased by $352,000 or 9.1%, service charges and fees decreased by $692,000 or 5.8% and debit and credit card fees increased by $1.0 million, or 13.3%. The increase in debit and credit card fees is related to a higher volume of debit and credit card transactions due to the additions of accounts from the Hardeman and Citizen acquisitions and continued positive growth in our trust department.

Mortgage and SBA lending income decreased by $2.3 million for the nine months ended September 30, 2017 compared to last year, primarily due to the seasonal nature of the mortgage volume as well as the timing of selling the guaranteed portion of SBA loans. Investment banking income decreased $992,000 during the nine months ended September 30, 2017 compared to the same period last year as a result of the closure of our Institutional Division and exit from its lines of business in the third quarter of 2016.

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

Non-interest expense for the three months ended September 30, 2017 was $66.2 million, an increase of $3.7 million, or 6.0%, from the same period in 2016. Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the three months ended September 30, 2017 increased $4.6 million, or 7.5%, from the same period in 2016, primarily due to the incremental operating expenses of the acquired franchises and increased professional fees associated with preparation to pass $10 billion in assets.

Non-interest expense for the nine months ended September 30, 2017 was $203.9 million, an increase of $15.5 million, or 8.2%, from the same period in 2016. The most significant impacts to non-interest expense were the following non-core items.

First, we saw a $5.9 million increase in merger related costs from last year. Included in the nine months ended September 30, 2017 were $7.9 million in merger related costs, primarily from our Hardeman transaction and recently completed acquisitions.

Second, branch right sizing expense for the nine months ended September 30, 2017 decreased by $3.1 million from the same period in 2016. We had $3.5 million of branch right sizing expense in 2016 from our ten branch closings. We continue to monitor branch operations and profitability as well as changing customer habits.

Normalizing for the non-core merger related costs and branch right sizing, non-interest expense for the nine months ended September 30, 2017 increased $12.7 million, or 7.0%, from the same period in 2016, primarily due to the incremental operating expenses of the acquired franchises.

Salaries and employee benefits increased by $3.5 million for the three months ended September 30, 2017 compared to the same period in 2016. Salaries and employee benefits increased by $5.4 million for the nine months ended September 30, 2017 primarily related to the Hardeman acquisition which occurred during May 2017.

The increases in several other operating expense categories during the periods were a result of the 2017 and 2016 acquisitions. Professional services increased by $664,000 for the three months ended September 30, 2017 from the same period in 2016. Professional services increased by $3.4 million for the nine months ended September 30, 2017 from the same period in 2016 related to exam fees, auditing and accounting services and general consulting expenses.

Table 6 below shows non-interest expense for the three and nine month periods ended September 30, 2017 and 2016, respectively, as well as changes in 2017 from 2016.

Table 6:  Non-Interest Expense

	Three Months		2017		Nine Months		2017
	Ended September 30		Change from		Ended September 30		Change from
(In thousands)	2017	2016	2016		2017	2016	2016
Salaries and employee benefits	$35,285	$31,784	$3,501	11.01%	$105,026	$99,660	$5,366	5.38%
Occupancy expense, net	4,928	4,690	238	5.07	14,459	14,151	308	2.18
Furniture and equipment expense	4,840	4,272	568	13.30	13,833	12,296	1,537	12.50
Other real estate and foreclosure expense	1,071	1,849	(778)	-42.08	2,177	3,782	(1,605)	-42.44
Deposit insurance	1,020	1,136	(116)	-10.21	2,480	3,380	(900)	-26.63
Merger related costs	752	1,524	(772)	-50.66	7,879	1,989	5,890	--
Other operating expenses:
Professional services	3,946	3,282	664	20.23	13,079	9,678	3,401	35.14
Postage	1,091	1,150	(59)	-5.13	3,427	3,458	(31)	-0.90
Telephone	943	912	31	3.40	3,003	3,014	(11)	-0.36
Credit card expenses	3,137	2,947	190	6.45	9,081	8,319	762	9.16
Marketing	1,219	1,525	(306)	-20.07	4,253	4,647	(394)	-8.48
Operating supplies	592	457	135	29.54	1,406	1,273	133	10.45
Amortization of intangibles	1,724	1,503	221	14.70	4,828	4,411	417	9.45
Branch right sizing expense	153	218	(65)	-29.82	370	3,451	(3,081)	-89.28
Other expense	5,458	5,185	273	5.27	18,588	14,851	3,737	25.16
Total non-interest expense	$66,159	$62,434	$3,725	5.97%	$203,889	$188,360	$15,529	8.24%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $4.778 billion and $3.515 billion during the first nine months of 2017 and 2016, respectively.  As of September 30, 2017, total loans, excluding loans acquired, were $5.211 billion, an increase of $884.1 million from December 31, 2016.  The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

The growth in the legacy portfolio is primarily attributable to very strong growth in the majority of our market areas in which we operate. We continue to actively recruit and hire new associates in our growth markets in an effort to make quality loans. In addition, $48 million of the increase was related to loan participations with First Texas BHC, Inc.

Also contributing to our legacy loan growth are loans acquired that have migrated to legacy loans. When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2016 to September 30, 2017 included $148.7 million in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of September 30, 2017.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2017	December 31, 2016

Consumer:
Credit cards	$176,316	$184,591
Other consumer	317,946	303,972
Total consumer	494,262	488,563
Real estate:
Construction	515,274	336,759
Single family residential	1,048,403	904,245
Other commercial	2,231,223	1,787,075
Total real estate	3,794,900	3,028,079
Commercial:
Commercial	688,960	639,525
Agricultural	207,849	150,378
Total commercial	896,809	789,903
Other	25,341	20,662
Total loans, excluding loans acquired, before allowance for loan losses	$5,211,312	$4,327,207

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $494.3 million at September 30, 2017, or 9.5% of total loans, compared to $488.6 million, or 11.3% of total loans at December 31, 2016.  The increase in consumer loans from December 31, 2016, to September 30, 2017, was due to growth in direct consumer loans offset by the expected seasonal decrease in our credit card portfolio.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans.  Real estate loans were $3.795 billion at September 30, 2017, or 72.8% of total loans, compared to the $3.028 billion, or 70.0%, of total loans at December 31, 2016, an increase of $766.8 million.

Commercial loans consist of non-real estate loans related to business and agricultural loans.  Commercial loans were $896.8 million at September 30, 2017, or 17.2% of total loans, compared to $789.9 million, or 18.3% of total loans at December 31, 2016, an increase of $106.9 million.  Non-agricultural commercial loans increased to $689.0 million, a $49.4 million increase, or 7.7%, growth from December 31, 2016. Agricultural loans increased to $207.8 million, a $57.5 million increase, or 38.2%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

Table 8 reflects the carrying value of all loans acquired as of September 30, 2017 and December 31, 2016.

Table 8:  Loans Acquired

(In thousands)	September 30, 2017	December 31, 2016

Consumer:
Other consumer	$29,662	$49,677
Total consumer	29,662	49,677
Real estate:
Construction	48,520	57,587
Single family residential	363,796	423,176
Other commercial	565,993	690,108
Total real estate	978,309	1,170,871
Commercial:
Commercial	70,620	81,837
Agricultural	13,448	3,298
Total commercial	84,068	85,135
Total loans acquired (1)	$1,092,039	$1,305,683

______________________

(1)	Loans acquired are reported net of a $391,000 and $954,000 allowance at September 30, 2017 and December 31, 2016, respectively.

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

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in 2017. During the nine months ended September 30, 2017, we recorded $1.5 million of provision for these loans and charge-offs of $2.0 million, resulting in an allowance for loan losses for purchased impaired loans at September 30, 2017 of $391,000. See Note 2 and Note 6 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Total non-performing assets, excluding all loans acquired, increased by $20.0 million from December 31, 2016 to September 30, 2017.  Foreclosed assets and other real estate owned increased by $4.6 million. During the period, $6.7 million in former bank branches previously classified as premises held for sale or fixed assets were transferred to other real estate owned. As part of the First South Bank conversion 5 branches were closed during the third quarter.

Nonaccrual loans increased by $15.3 million during the period, primarily CRE loans. Non-performing assets, including trouble debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 1.01% at September 30, 2017, compared to 0.93% at December 31, 2016. The increase in the non-performing ratio from the fourth quarter is primarily the result of two credit relationships totaling $11.0 million in the Wichita market.

In June 2017, we executed a sale of thirty-five classified loans with a discounted principal balance of $13.8 million, which included $7.3 million of legacy loans and $6.5 million of loans acquired. The loans acquired portion of the sale resulted in a benefit of $1.4 million in accretion income and $714,000 increase in provision expense for loans acquired, resulting in a net benefit of approximately $700,000.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance increased to $17.4 million at September 30, 2017, compared to $14.2 million at December 31, 2016.  The majority of our TDRs remain in the CRE portfolio with the largest increase comprised of two relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality.  The allowance for loan losses as a percent of total loans was 0.82% as of September 30, 2017.  Non-performing loans equaled 1.05% of total loans, a 14 basis point increase from December 31, 2016 and a 10 basis point increase from September 30, 2016. Non-performing assets were 0.91% of total assets. The allowance for loan losses was 78% of non-performing loans.  Our annualized net charge-offs to total loans for the first nine months of 2017 was 0.25%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.20%.  Annualized net credit card charge-offs to total credit card loans were 1.65%, compared to 1.28% during the full year 2016, and approximately 200 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets and other real estate owned (excluding all loans acquired).

Table 9:  Non-performing Assets

($ in thousands)	September 30, 2017	December 31, 2016

Nonaccrual loans (1)	$54,439	$39,104
Loans past due 90 days or more (principal or interest payments)	232	299
Total non-performing loans	54,671	39,403
Other non-performing assets:
Foreclosed assets and other real estate owned	31,477	26,895
Other non-performing assets	639	471
Total other non-performing assets	32,116	27,366
Total non-performing assets	$86,787	$66,769

Performing TDRs	$9,212	$10,998
Allowance for loan losses to non-performing loans	78%	92%
Non-performing loans to total loans	1.05%	0.91%
Non-performing assets to total assets (2)	0.91%	0.79%

______________________

(1)	Includes nonaccrual TDRs of approximately $8.2 million at September 30, 2017 and $3.2 million at December 31, 2016.
(2)	Excludes all loans acquired, except for their inclusion in total assets.

Foreclosed assets and other real estate owned were $31.5 million and $26.9 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, these assets include closed bank branches, branch sites and associate relocation real estate of $12.8 million, foreclosed assets-acquired of $11.1 million and foreclosed assets-legacy of $7.6 million.

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2017 and 2016.

At September 30, 2017, impaired loans, net of government guarantees and loans acquired, were $51.8 million compared to $43.7 million at December 31, 2016. The increase in impaired loans is primarily related to the non-performing loans discussed above. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2017	2016

Balance, beginning of year	$36,286	$31,351
Loans charged off:
Credit card	2,962	2,260
Other consumer	2,986	1,482
Real estate	3,264	7,350
Commercial	3,083	3,043
Total loans charged off	12,295	14,135
Recoveries of loans previously charged off:
Credit card	788	694
Other consumer	1,771	358
Real estate	757	278
Commercial	83	337
Total recoveries	3,399	1,667
Net loans charged off	8,896	12,468
Provision for loan losses (1)	15,327	15,211
Balance, September 30 (3)	$42,717	34,094
Loans charged off:
Credit card		935
Other consumer		493
Real estate		167
Commercial		913
Total loans charged off		2,508
Recoveries of loans previously charged off:
Credit card		213
Other consumer		158
Real estate		73
Commercial		28
Total recoveries		472
Net loans charged off		2,036
Provision for loan losses (2)		4,228
Balance, end of year (3)		$36,286

______________________

(1)	Provision for loan losses of $1,464,000 attributable to loans acquired, was excluded from this table for 2017 (total year-to-date provision for loan losses is $16,792,000) and $522,000 was excluded from this table for 2016 (total 2016 provision for loan losses is $15,733,000). Charge offs of $2.0 million on loans acquired were excluded from this table for 2017 (total net loan charged off is $10.9 million.)
(2)	Provision for loan losses of $626,000 attributable to loans acquired, was excluded from this table for 2016 (total 2016 provision for loan losses is $20,065,000).
(3)	Allowance for loan losses at September 30, 2017 includes $391,000 allowance for loans acquired (not shown in the table above) and December 31, 2016 and September 30, 2016 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2017 was $43,108,000 and the total allowance for loan losses at December 31, 2016 and September 30, 2016 was $37,240,000 and $35,048,000 respectively.

Provision for Loan Losses

The amount of provision to the allowance during the three and nine months ended September 30, 2017 and 2016, and for the year ended December 31, 2016, was based on management's judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management's practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of September 30, 2017, the allowance for loan losses reflects an increase of approximately $6.4 million from December 31, 2016, while total loans, excluding loans acquired, increased by $884.1 million over the same nine month period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2017		December 31, 2016
	Allowance	% of	Allowance	% of
($ in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$3,773	3.4%	$3,779	4.3%
Other consumer	3,457	6.1%	2,796	7.0%
Real estate	27,294	72.8%	21,817	70.0%
Commercial	7,994	17.2%	7,739	18.2%
Other	199	0.5%	155	0.5%
Total (2)	$42,717	100.0%	$36,286	100.0%

______________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at September 30, 2017 and December 31, 2016 includes $391,000 and $954,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2017 and December 31, 2016 was $43,108,000 and $37,240,000, respectively

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of over 156 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of September 30, 2017, core deposits comprised 90.9% of our total deposits.

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

Our total deposits as of September 30, 2017, were $7.326 billion, an increase of $590.4 million from December 31, 2016.  We have continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $6.015 billion at September 30, 2017, compared to $5.448 billion at December 31, 2016, a $566.5 million increase. Total time deposits increased $23.9 million to $1.311 billion at September 30, 2017, from $1.287 billion at December 31, 2016. We had $27.3 million and $7.0 million of brokered deposits at September 30, 2017 and December 31, 2016, respectively.

OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Our total debt was $590.0 million and $333.6 million at September 30, 2017 and December 31, 2016, respectively. The outstanding balance for September 30, 2017 includes $442.0 million in FHLB short-term advances, $36.0 million in FHLB long-term advances, $44.6 million in notes payable and $67.4 million of trust preferred securities. The outstanding balance for December 31, 2016 included $180.0 million in FHLB short-term advances, $45.3 million in FHLB long-term advances, $47.9 million in notes payable and $60.4 million of trust preferred securities.

The $44.6 million notes payable is unsecured debt from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020.

During the nine months ended September 30, 2017, we increased total debt by $256.4 million from December 31, 2016 primarily due to the $262.0 million increase in FHLB short-term advances partially offset by the maturity of $9.3 million of FHLB long-term advances.

CAPITAL

Overview

At September 30, 2017, total capital was $1.257 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At September 30, 2017, our common equity to assets ratio was 13.2%, down 52 basis points from year-end 2016.

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

Cash Dividends

We declared cash dividends on our common stock of $0.75 per share for the first nine months of 2017 compared to $0.72 per share for the first nine months of 2016, an increase of $0.03, or 4.2%.  The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors.  Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2017, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2017 and December 31, 2016 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	September 30,	December 31,
($ in thousands)	2017	2016

Tier 1 capital:
Stockholders’ equity	$1,257,199	$1,151,111
Trust preferred securities	67,418	60,397
Goodwill and other intangible assets, net of deferred taxes	(401,419)	(354,028)
Unrealized gain on available-for-sale securities, net of income taxes	10,651	15,212
Other	--	15
Total Tier 1 capital	933,849	872,707
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	1	--
Qualifying allowance for loan losses	46,709	40,241
Total Tier 2 capital	46,710	40,241
Total risk-based capital	$980,559	$912,948

Risk weighted assets	$7,239,923	$6,039,034

Assets for leverage ratio	$8,789,175	$7,966,681

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.97%	13.45%
Tier 1 leverage ratio	10.62%	10.95%
Tier 1 risk-based capital ratio	12.90%	14.45%
Total risk-based capital ratio	13.54%	15.12%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
Well capitalized guidelines:
Common equity Tier 1 ratio	6.50%	6.50%
Tier 1 leverage ratio	5.00%	5.00%
Tier 1 risk-based capital ratio	8.00%	8.00%
Total risk-based capital ratio	10.00%	10.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of September 30, 2017, the Company and Simmons Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Tier 1 capital includes common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consists of common equity tier 1 capital and $67.4 million of trust preferred securities. The Basel III Rules include certain provisions that would require trust preferred securities to be phased out of qualifying tier 1 capital. Currently, the Company’s trust preferred securities are grandfathered under the Basel III Rules and will continue to be included as tier 1 capital. However, should the Company exceed $15 billion in total assets, the grandfather provisions applicable to its trust preferred securities would no longer apply and such trust preferred securities would no longer be included as tier 1 capital, but would continue to be included as total capital.

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

We have $431.2 million and $401.5 million total goodwill and other intangible assets at September 30, 2017 and December 31, 2016, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

See Table 13 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016

Net income	$28,852	$23,429	$74,037	$69,819
Non-core items:
Gain on sale of insurance lines of business	(3,708)	--	(3,708)	--
Gain from early retirement of trust preferred securities	--	--	--	(594)
Merger related costs	752	1,524	7,879	1,989
Branch right sizing	435	43	53	3,276
Tax effect (1)	1,415	(614)	(1,230)	(1,832)
Net non-core items	(1,106)	953	2,994	2,839
Core earnings (non-GAAP)	$27,746	$24,382	$77,031	$72,658

Diluted earnings per share	$0.89	$0.76	$2.31	$2.28
Non-core items:
Gain on sale of insurance lines of business	(0.11)	--	(0.11)	--
Gain from early retirement of trust preferred securities	--	--	--	(0.02)
Merger related costs	0.02	0.05	0.25	0.06
Branch right sizing	0.01	--	--	0.11
Tax effect (1)	0.05	(0.02)	(0.04)	(0.06)
Net non-core items	(0.03)	0.03	0.10	0.09
Diluted core earnings per share (non-GAAP)	$0.86	$0.79	$2.41	$2.37

______________________

(1)	Effective tax rate of 39.225%, adjusted for non-deductible merger related costs and deferred tax adjustments related to the sale of insurance lines of business.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	September 30, 2017	December 31, 2016

Total common stockholders’ equity	$1,257,199	$1,151,111
Intangible assets:
Goodwill	(375,731)	(348,505)
Other intangible assets	(55,501)	(52,959)
Total intangibles	(431,232)	(401,464)
Tangible common stockholders’ equity	$825,967	$749,647
Shares of common stock outstanding	32,212,242	31,277,723

Book value per common share	$39.03	$36.80

Tangible book value per common share (non-GAAP)	$25.64	$23.97

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets as of September 30, 2017 and December 31, 2016.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	September 30, 2017	December 31, 2016

Total common stockholders’ equity	$1,257,199	$1,151,111
Intangible assets:
Goodwill	(375,731)	(348,505)
Other intangible assets	(55,501)	(52,959)
Total intangibles	(431,232)	(401,464)
Tangible common stockholders’ equity	$825,967	$749,647

Total assets	$9,535,370	$8,400,056
Intangible assets:
Goodwill	(375,731)	(348,505)
Other intangible assets	(55,501)	(52,959)
Total intangibles	(431,232)	(401,464)
Tangible assets	$9,104,138	$7,998,592

Ratio of equity to assets	13.18%	13.70%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.07%	9.37%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016

Net interest income	$78,819	$68,063	$228,011	$204,878
FTE adjustment	1,751	1,969	5,798	5,728
Fully tax equivalent net interest income	80,570	70,032	233,809	210,606
Total accretable yield	(2,890)	(4,928)	(12,109)	(17,705)
Core net interest income	$77,680	$65,104	$221,700	$192,901

Average earning assets – quarter-to-date	$8,182,292	$6,825,019	$7,829,548	$6,682,683

Net interest margin	3.95	4.08	3.99	4.21
Core net interest margin (non-GAAP)	3.81	3.79	3.79	3.86

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchase and debt service requirements.  At September 30, 2017, undivided profits of the Company's subsidiary bank was approximately $274.5 million, of which approximately $1.8 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

A fourth source of liquidity is the retail deposits available through our network of financial centers throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 76.4% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.97% and 1.68%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -3.55% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 50 basis points as of September 30, 2017 is considered remote given current interest rate levels and the recent rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2017:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	1.68%
Up 100 basis points	0.97%
Down 100 basis points	-3.55%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.  The Company made no purchases of its common stock during the three months ended September 30, 2017.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.2	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.4	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.5	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation(incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.6	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.9	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.11	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.11 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

2.12	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.12 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K on February 27, 2015 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

14.1	Code of Ethics, dated March 22, 2017 (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 22, 2017 (File No. 000-06253)).

14.2	Finance Group Code of Ethics, dated December 2003 (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: November 6, 2017	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: November 6, 2017	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 6, 2017	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer