Form 10-K
period 2017-12-31
SIMMONS FIRST NATIONAL CORP
filed 2018-02-28
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging Growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No

The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2017, was $1,603,088,900 based upon the last trade price as reported on the NASDAQ Global Select Market® of $26.45.

The number of shares outstanding of the Registrant's Common Stock as of February 12, 2018, was 92,203,928.

Part III is incorporated by reference from the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2018.

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

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating or expansion strategy, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for covered loans, covered other real estate owned and FDIC indemnification asset; and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report.   Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date hereof.  However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements.  Any forward-looking statement speaks only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and all written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this section.

PART I

ITEM 1.	BUSINESS

Company Overview

Simmons First National Corporation (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Pine Bluff, Arkansas with total assets of $15.1 billion, loans of $10.7 billion, deposits of $11.1 billion and equity capital of $2.1 billion as of December 31, 2017. The Company, through its subsidiary banks - Simmons Bank (lead) and Bank SNB - conducts banking operations through approximately 200 financial centers located in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

We seek to build shareholder value by, among other things, (i) focusing on strong asset quality, (ii) maintaining strong capital (iii) managing our liquidity position, (iv) improving our operational efficiency and (v) opportunistically growing our business, both organically and through acquisitions of financial institutions.

Subsidiary Banks

Our lead subsidiary bank, Simmons Bank, is an Arkansas state-chartered bank that has been in operation since 1903. Simmons First Investment Group, Inc., a wholly-owned subsidiary of Simmons Bank, is a registered investment advisor and a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are also wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of insurance coverage.

Our other subsidiary bank, Bank SNB, is an Oklahoma state-chartered bank that was acquired in October 2017 through the Company’s merger with Southwest Bancorp, Inc. (“OKSB”). Bank SNB operates locations in Oklahoma, Colorado, Kansas and Texas and is expected to merge into Simmons Bank in mid-2018.

Notably, in October 2017, the Company also acquired Southwest Bank, a Texas state-chartered bank, through the Company’s merger with First Texas BHC, Inc. (“First Texas”). Southwest Bank operated locations in Texas and was merged in to Simmons Bank on February 20, 2018.

Our subsidiary banks provide financial services to individuals and businesses throughout the market areas they serve. These banks offer consumer, real estate and commercial loans, checking, savings and time deposits. Simmons Bank and its subsidiaries have also developed through their experience, scale and acquisitions, specialized products and services that are in addition to those offered by the typical community bank. Those products include credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending.

Community Bank Strategy

Historically, we utilized separately chartered community banks, supported by Simmons Bank, to provide full service banking products and services across our footprint. On March 5, 2014, we announced the planned consolidation of our six smaller subsidiary banks into Simmons Bank, which was completed in August 2014. We made the decision to consolidate in order to effectively meet the increased regulatory burden facing banks, to reduce certain operating costs, and to more efficiently perform operational duties. After the charter consolidation and the 2015 mergers discussed below, Simmons Bank has operated using a three-region structure. Below is a listing of those regions:

Region	Headquarters
Arkansas Region	Pine Bluff, Arkansas
Kansas/Missouri Region	Springfield, Missouri
Tennessee Region	Union City, Tennessee

With the mergers of OKSB, First Texas, and Southwest Bank discussed above, and after the mid-2018 merger of Bank SNB into Simmons Bank, Simmons Bank plans to revise its regions into the following divisions:

Division	Headquarters
North Texas (Fort Worth, Texas and Dallas, Texas)	Fort Worth, Texas
Southeast (Arkansas, Tennessee, South Missouri)	Pine Bluff, Arkansas
Southwest (Oklahoma, Kansas, Colorado, Missouri, South Texas)	Stillwater, Oklahoma

Growth Strategy

Over the past 28 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990 we have completed 16 whole bank acquisitions, 1 trust company, 5 bank branch deals, 1 bankruptcy (363) acquisition, 4 FDIC failed bank acquisitions and 4 Resolution Trust Corporation failed thrift acquisitions.

In December 2009, we completed a secondary stock offering by issuing a total of 6,095,000 shares (split adjusted) of common stock, including the over-allotment, at a price of $12.25 per share, less underwriting discounts and commissions. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were approximately $70.5 million. The additional capital positioned us to take advantage of unprecedented acquisition opportunities through FDIC-assisted transactions of failed banks.

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

In 2013, we completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”) from Rogers Bancshares, Inc. (“RBI”). The purchase was completed through an auction of the MNB stock by the U. S. Bankruptcy Court as a part of the Chapter 11 proceeding of RBI. MNB, which was headquartered in Little Rock, Arkansas, served central and northwest Arkansas and had total assets of $950 million. Upon completion of the acquisition, MNB and our Rogers, Arkansas chartered bank, Simmons First Bank of Northwest Arkansas were merged into Simmons Bank. As an in-market acquisition, MNB had significant branch overlap with our existing branch footprint. We completed the systems conversion for MNB in March 2014 and simultaneously closed 27 branch locations that had overlapping footprints with other locations.

On August 31, 2014, we completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), including its wholly-owned bank subsidiary, Delta Trust & Bank. Also headquartered in Little Rock, Delta Trust had total assets of $420 million. The acquisition further expanded Simmons Bank's presence in south, central and northwest Arkansas and allowed us the opportunity to provide services that had not previously been offered with the addition of Delta Trust's insurance agency and securities brokerage service. We merged Delta Trust & Bank into Simmons Bank and completed the systems conversion in October 2014. At that time, we also closed 4 branch locations with overlapping footprints.

On February 27, 2015, we completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), including its wholly-owned bank subsidiary, Liberty Bank. Liberty was headquartered in Springfield, Missouri, served southwest Missouri and had total assets of $1.1 billion. The acquisition further enhanced Simmons Bank's presence not only in southwest Missouri but also in the St. Louis and Kansas City metropolitan areas. The acquisition also allowed us the opportunity to provide services that had not previously been offered in these areas such as trust and securities brokerage services. In addition, Liberty’s expertise in Small Business lending enhanced our commercial offerings throughout our geographies. We merged Liberty Bank into Simmons Bank and completed the systems conversion in April 2015.

Also on February 27, 2015, we completed the acquisition of Community First Bancshares, Inc. (“Community First”), including its wholly-owned bank subsidiary, First State Bank. Community First was headquartered in Union City, Tennessee, served customers through Tennessee and had total assets of $1.9 billion. The acquisition expanded our footprint into Tennessee and allowed us the opportunity to provide additional services to customers in this area and expand our community banking strategy. In addition, Community First’s expertise in Small Business and consumer lending benefited our customers across each region. We merged First State Bank into Simmons Bank and completed the systems conversion in September 2015.

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

On September 9, 2016, we completed the acquisition of Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. Citizens had total assets of $585.2 million and strengthened our position in east Tennessee by nine branches. The acquisition expanded our footprint in east Tennessee and allowed us the opportunity to provide additional services to customers in this area and expand our community banking strategy. We merged Citizens into Simmons Bank and completed the systems conversion in October 2016.

On May 15, 2017, we completed the acquisition of Hardeman County Investment Company, Inc. (“Hardeman”), headquartered in Jackson Tennessee, including its wholly-owned bank subsidiary, First South Bank. We acquired approximately $462.9 million in assets and strengthened our position in the western Tennessee market. We merged First South Bank into Simmons Bank and completed the systems conversion in September 2017. As part of the systems conversion, we consolidated or closed three existing Simmons Bank and two First South Bank branches due to overlapping footprint.

On October 19, 2017, we completed the acquisition of First Texas BHC, Inc. (“First Texas”), headquartered in Fort Worth, Texas, including its wholly-owned bank subsidiary, Southwest Bank. Southwest Bank had total assets of $2.4 billion. This acquisition allowed us to enter the Texas banking markets, and it also strengthened our specialty product offerings in the areas of SBA lending and trust services. The systems conversion was completed on February 20, 2018, at which time Southwest Bank was merged into Simmons Bank.

Also on October 19, 2017, we completed the acquisition of Southwest Bancorp, Inc. (“OKSB”), including its wholly-owned bank subsidiary, Bank SNB. Headquartered in Stillwater, Oklahoma, OKSB provided us with $2.7 billion in assets, allowed us additional entry into the Oklahoma, Texas and Colorado banking markets, and strengthened our Kansas franchise and our product offerings in the healthcare and real estate industries. The systems conversion is planned during the first half of 2018, at which time Bank SNB will be merged into Simmons Bank.

Acquisition Strategy

Merger and Acquisition activities are an important part of the Company’s growth strategy. We intend to focus our near-term acquisition strategy on traditional acquisitions. We continue to believe that the current economic conditions combined with a more restrictive bank regulatory environment will cause many financial institutions to seek merger partners in the near-to-intermediate future. We also believe our community banking philosophy, access to capital and successful acquisition history position us as a purchaser of choice for community banks seeking a strong partner.

We expect that our target areas for acquisitions will continue to be banks operating in growth markets within the existing footprint of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas markets. In addition, we will pursue opportunities with financial service companies with specialty lines of business and branch acquisitions within the existing markets as and when they arise.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates those transactions. The senior management teams of both our parent company and bank have had extensive experience during the past twenty-eight years in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks.

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

Strategic reasons with respect to negotiated community bank acquisitions include, among other things:

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

Loan Risk Assessment

As part of our ongoing risk assessment and analysis, the Company utilizes credit policies and procedures, internal credit expertise and several internal layers of review. The internal layers of ongoing review include Division Presidents, Divisional Senior Credit Officers, the Chief Credit Officer, Divisional Loan Committees, a Senior Loan Committee, and a Directors’ Credit Committee. Additionally, the Company has an Asset Quality Review Committee comprised of management that meets quarterly to review the adequacy of the allowance for loan losses. The Committee reviews the status of past due, non-performing and other impaired loans, reserve ratios, and additional performance indicators for Simmons Bank. The appropriateness of the allowance for loan losses is determined based upon the aforementioned performance factors, and provision adjustments are made accordingly.

The Board of Directors reviews the adequacy of its allowance for loan losses on a periodic basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions. Our loan review department monitors loan information monthly. In order to verify the accuracy of the monthly analysis of the allowance for loan losses, the loan review department performs a detailed review of each loan product on an annual basis or more often if warranted. Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

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

Employees

As of December 31, 2017, the Company and its subsidiaries had approximately 2,640 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good.

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

Following the regulatory realignment, Simmons First National Bank remained a national bank regulated by the OCC while the other affiliate banks became state member banks with the Arkansas State Bank Department as their primary regulator and the Federal Reserve as their federal regulator. Because of the overlap in footprint, during the fourth quarter of 2013 we merged Simmons First Bank of Northwest Arkansas into Simmons First National Bank in conjunction with our acquisition of Metropolitan, reducing the number of affiliate state member banks to six. During 2014 we consolidated six of our smaller subsidiary banks into Simmons First National Bank. After the subsidiary banks were merged into Simmons First National Bank, the OCC remained Simmons First National Bank’s primary regulator.

In January 2016 the bank’s board of directors approved a recommendation to convert from a national bank charter to a state bank charter. Effective April 1, 2016, the Bank converted from a national banking association to an Arkansas state-chartered bank. The Bank’s name changed to Simmons Bank. Simmons Bank is a member of the Federal Reserve System through the Federal Reserve Bank of St. Louis. The charter conversion was a strategic undertaking that we believe will enhance our operations in the long term.

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

Risk-Weighted Capital Requirements for the Company and the Subsidiary Banks

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.  A well-capitalized institution was one that had at least a 10% “total risk-based capital” ratio.

Effective January 1, 2015, the Company and its subsidiary banks became subject to new capital regulations (the “Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. Banks. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with all of the final rule’s requirements will be phased in over a multi-year schedule. For a tabular summary of our risk-weighted capital ratios, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital” and Note 21, Undivided Profits, of the Notes to Consolidated Financial Statements.

The final rules include a new common equity Tier 1 capital to risk-weighted assets (CET1) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The Company and its subsidiary banks must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

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

FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and other federal banking statutes, requiring federal banking agencies to establish capital measures and classifications.  Pursuant to the regulations issued under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required for each relevant capital measure; adequately capitalized if it meets each such measure; undercapitalized if it fails to meet any such measure; significantly undercapitalized if it is significantly below any such measure; and critically undercapitalized if it fails to meet any critical capital level set forth in regulations.  The federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC.  At their most recent regulatory examinations, the Company’s subsidiary banks were determined to be well capitalized under these regulations.

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

FDIC Deposit Insurance and Assessments

Our customer deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per separately insured depositor.

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

The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. As of the date of this filing, our lead bank subsidiary, Simmons Bank, exceeds $10 billion in total assets, and it is, therefore, subject to the assessment rates assigned to larger banks, which may result in higher deposit insurance premiums. The FDIC adopted a final rule on February 7, 2011 that implemented these provisions of the Dodd-Frank Act.

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

Impacts of Growth

During 2017, through internal growth and through acquisitions, the assets of the Company exceeded the $10 billion threshold.

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, will be subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank estimates that it will receive approximately $4.7 million less in debit card fees on an after-taxis basis in 2018 and $9.4 million less on an after-tax basis in 2019.

The Dodd-Frank Act also requires banks and bank holding companies with more than $10 billion in assets to conduct annual stress tests. In anticipation of becoming subject to this requirement, the Company and Simmons Bank have begun the necessary preparations, including undertaking a gap analysis, implementing enhancements to the audit and compliance departments, and investing in various information technology systems. However, the Company believes that significant, additional expenditures will be required in order to fully comply with the stress testing requirements. The Company and Simmons Bank are expected to report the first stress test in July 2019 for the fiscal year 2018.

Additionally, as noted above, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank, with assets now exceeding $10 billion, will become subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. While the CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, its ultimate impact on the operations of Simmons Bank remains uncertain.

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

Risks Related to Our Business

Our concentration of banking activities in Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular local markets in which we operate.

Our subsidiary banks operate primarily within the states of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these seven states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states, in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

We have a significant consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.61% and 1.28% of our average outstanding credit card balances for the years ended December 31, 2017 and 2016, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered an unsafe and unsound banking practice or a violation of the FRB’s regulations, or both. Accordingly, if the financial condition of our subsidiary banks were to deteriorate, we could be compelled to provide financial support to our subsidiary banks at a time when, absent such FRB policy, we may not deem it advisable to provide such assistance. Under such circumstances, there is a possibility that we may not either have adequate available capital or feel sufficiently confident regarding our financial condition, to enter into acquisitions, pay dividends, or engage in other corporate activities.

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

Our business is heavily reliant on information technology systems, facilities, and processes; and a disruption in those systems, facilities, and processes, or a breach, including cyber-attacks, in the security of our systems, could have significant, negative impact on our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure for us.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.  The Company and its subsidiary banks conduct financial operations from approximately 200 financial centers located in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SFNC.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for each quarter of the fiscal years ended December 31, 2017 and 2016.  Also set forth below are dividends declared per share in each of these periods. The quarterly stock prices and dividends declared per common share presented below have been adjusted to reflect the effect of the two-for-one stock split of our common stock effected on February 8, 2018:

			Quarterly
	Price Per		Dividends
	Common Share		Per Common
	High	Low	Share
2017
1st quarter	$31.65	$25.50	$0.125
2nd quarter	27.83	24.88	0.125
3rd quarter	29.33	24.98	0.125
4th quarter	30.23	27.08	0.125

2016
1st quarter	$25.73	$19.15	$0.12
2nd quarter	24.15	21.01	0.12
3rd quarter	25.23	22.13	0.12
4th quarter	33.50	22.95	0.12

On February 12, 2018, the closing price for our common stock as reported on the NASDAQ was $29.00.  As of February 12, 2018, there were 2,046 shareholders of record of our common stock.

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

Our principal source of funds for dividend payments to our stockholders is distributions, including dividends, from our subsidiary banks, which is subject to restrictions tied to such institution’s earnings. Under applicable banking laws, the declaration of dividends by Simmons Bank in any year in an amount equal to or greater than 75% of its net profits, after all taxes for that year plus 75% of the retained net profits for the immediately preceding year must be approved by the Arkansas State Bank Department. At December 31, 2017, approximately $7.5 million was available for the payment of dividends by our subsidiary banks without regulatory approval.  For further discussion of restrictions on the payment of dividends, see “Quantitative and Qualitative Disclosures About Market Risk – Liquidity and Market Risk Management,” and Note 21, Undivided Profits, of Notes to Consolidated Financial Statements.

Stock Repurchase

The Company made no purchases of its common stock during the three months ended or years ended December 31, 2017 and 2016. Under the current stock repurchase plan, we can repurchase an additional 308,272 shares (split adjusted).

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL U.S. Bank & Thrift Index. The graph assumes an investment of $100 on December 31, 2012 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered as an indication of future performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Simmons First National Corporation	100.00	150.99	168.89	217.64	268.42	251.13
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank & Thrift	100.00	136.92	152.85	155.94	196.86	231.49

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

Management believes that certain non-GAAP measures, including diluted core earnings per share, tangible book value, the ratio of tangible common equity to tangible assets, tangible stockholders’ equity and return on average tangible equity, may be useful to analysts and investors in evaluating the performance of our Company.  We have included certain of these non-GAAP measures, including cautionary remarks regarding the usefulness of these analytical tools, in this table.  The selected consolidated financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. See the “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion of non-GAAP measures.

	Years Ended December 31
(In thousands, except per share & other data)	2017	2016	2015	2014	2013

Income statement data:
Net interest income	$354,930	$279,206	$278,595	$171,064	$130,850
Provision for loan losses	26,393	20,065	9,022	7,245	4,118
Net interest income after provision for loan losses	328,537	259,141	269,573	163,819	126,732
Non-interest income	138,765	139,382	94,661	62,192	40,616
Non-interest expense	312,379	255,085	256,970	175,721	134,812
Income before taxes	154,923	143,438	107,264	50,290	32,536
Provision for income taxes	61,983	46,624	32,900	14,602	9,305
Net income	92,940	96,814	74,364	35,688	23,231
Preferred stock dividends	--	24	257	--	--
Net income available to common shareholders	$92,940	$96,790	$74,107	$35,688	$23,231

Per share data(9):
Basic earnings	1.34	1.58	1.32	1.06	0.71
Diluted earnings	1.33	1.56	1.31	1.05	0.71
Diluted core earnings (non-GAAP) (1)	1.70	1.64	1.59	1.14	0.84
Book value	22.65	18.40	17.27	13.69	12.44
Tangible book value (non-GAAP) (2)	12.34	11.98	10.98	10.07	9.56
Dividends	0.50	0.48	0.46	0.44	0.42
Basic average common shares outstanding	69,384,500	61,291,296	56,167,592	33,757,532	32,678,670
Diluted average common shares outstanding	69,852,920	61,927,092	56,419,322	33,844,052	32,704,334

Balance sheet data at period end:
Assets	15,055,806	8,400,056	7,559,658	4,643,354	4,383,100
Investment securities	1,957,575	1,619,450	1,526,780	1,082,870	957,965
Total loans	10,779,685	5,632,890	4,919,355	2,736,634	2,404,935
Allowance for loan losses (excluding acquired loans) (3)	41,668	36,286	31,351	29,028	27,442
Goodwill and other intangible assets	948,722	401,464	380,923	130,621	93,501
Non-interest bearing deposits	2,665,249	1,491,676	1,280,234	889,260	718,438
Deposits	11,092,875	6,735,219	6,086,096	3,860,718	3,697,567
Other borrowings	1,380,024	273,159	162,289	114,682	117,090
Subordinated debt and trust preferred	140,565	60,397	60,570	20,620	20,620
Stockholders’ equity	2,084,564	1,151,111	1,076,855	494,319	403,832
Tangible stockholders’ equity (non-GAAP) (2)	1,135,842	749,647	665,080	363,698	310,331

Capital ratios at period end:
Common stockholders’ equity to total assets	13.85%	13.70%	13.84%	10.65%	9.21%
Tangible common equity to tangible assets (non-GAAP) (4)	8.05%	9.37%	9.26%	8.06%	7.23%
Tier 1 leverage ratio	9.21%	10.95%	11.20%	8.77%	9.22%
Common equity Tier 1 risk-based ratio	9.80%	13.45%	14.21%	n/a	n/a
Tier 1 risk-based ratio	9.80%	14.45%	16.02%	13.43%	13.02%
Total risk-based capital ratio	11.35%	15.12%	16.72%	14.50%	14.10%
Dividend payout to common shareholders	37.59%	30.67%	34.98%	41.71%	59.15%

	Years Ended December 31
	2017	2016	2015	2014	2013

Annualized performance ratios:
Return on average assets	0.92%	1.25%	1.03%	0.80%	0.64%
Return on average common equity	6.68%	8.75%	7.90%	8.11%	5.33%
Return on average tangible equity (non-GAAP) (2) (5)	11.26%	13.92%	12.53%	10.99%	6.36%
Net interest margin (6)	4.07%	4.19%	4.55%	4.47%	4.21%
Efficiency ratio (7)	55.27%	56.32%	59.01%	67.22%	71.20%

Balance sheet ratios: (8)
Nonperforming assets as a percentage of period-end assets	0.52%	0.79%	0.85%	1.25%	1.69%
Nonperforming loans as a percentage of period-end loans	0.81%	0.91%	0.58%	0.63%	0.53%
Nonperforming assets as a percentage of period-end loans and OREO	1.38%	1.53%	1.94%	2.76%	4.10%
Allowance to nonperforming loans	90.26%	92.09%	165.83%	223.31%	297.89%
Allowance for loan losses as a percentage of period-end loans	0.73%	0.84%	0.97%	1.41%	1.57%
Net charge-offs (recoveries) as a percentage of average loans	0.35%	0.40%	0.17%	0.30%	0.27%

Other data
Number of financial centers	200	150	149	109	131
Number of full time equivalent employees	2,640	1,875	1,946	1,338	1,343

(1)	Diluted core earnings per share is a non-GAAP financial measure. Diluted core earnings per share excludes from net income certain non-core items and then is divided by average diluted common shares outstanding. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(2)	Because of Simmons’ significant level of intangible assets, total goodwill and core deposit premiums, management of Simmons believes a useful calculation for investors in their analysis of Simmons is tangible book value per share, which is a non-GAAP financial measure. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total common shareholders’ equity, and dividing the resulting number by the common stock outstanding at period end. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(3)	Allowance for loan losses includes $418,000 at December 31, 2017 and $954,000 at December 31, 2016 and 2015 for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2017, 2016 and 2015 was $42,086,000, $37,240,000 and $32,305,000, respectively.
(4)	Tangible common equity to tangible assets ratio is a non-GAAP financial measure. The tangible common equity to tangible assets ratio is calculated by dividing total common shareholders’ equity less goodwill and other intangible assets (resulting in tangible common equity) by total assets less goodwill and other intangible assets as of and for the periods ended presented above. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(5)	Return on average tangible equity is a non-GAAP financial measure that removes the effect of goodwill and other intangible assets, as well as the amortization of intangibles, from the return on average equity. This non-GAAP financial measure is calculated as net income, adjusted for the tax-effected effect of intangibles, divided by average tangible equity which is calculated as average shareholders’ equity for the period presented less goodwill and other intangible assets. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(6)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

(7)	The efficiency ratio is noninterest expense before foreclosed property expense and amortization of intangibles as a percent of net interest income (fully taxable equivalent) and noninterest revenues, excluding gains and losses from securities transactions and non-core items. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(8)	Excludes all loans acquired and excludes foreclosed assets acquired, covered by FDIC loss share agreements, except for their inclusion in total assets
(9)	Share and per share amounts have been restated for the two-for-one stock split in February 2018.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisition Accounting, Acquired Loans

We account for our acquisitions under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Covered Loans and Related Indemnification Asset

During the third quarter of 2015, the Bank entered into an agreement with the FDIC to terminate all remaining loss-sharing agreements. As a result, all FDIC-acquired assets are now classified as non-covered. All acquired loans are recorded at their discounted net present value; therefore, they are excluded from the computations of the asset quality ratios for the legacy loan portfolio, except for their inclusion in total assets. Under the early termination, all rights and obligations of the Bank and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 14, Employee Benefit Plans, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting decreased the effective tax rate during 2017 as the new standard impacted how the income tax effects associated with stock-based compensation are recognized.

2017 Overview

Our net income for the year ended December 31, 2017 was $92.9 million and diluted earnings per share were $1.33 (split adjusted), compared to net income of $96.8 million and $1.56 diluted earnings per share (split adjusted) in 2016. Net income for both 2017 and 2016 included several significant non-core items that impacted net income, mostly related to our acquisitions.  Excluding all non-core items, core earnings for the year ended December 31, 2017 was $119.0 million, or $1.70 diluted core earnings per share (split adjusted), compared to $101.4 million, or $1.64 diluted core earnings per share (split adjusted) in 2016. See “GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures”.

On January 17, 2017, we merged Simmons First Finance Company, a wholly-owned subsidiary of Simmons Bank, into Simmons Bank to reduce regulatory risks related to its operations relative to the size of its assets. At December 31, 2017, the loan balance of this portfolio was $29 million.

In February 2017, we executed the sale of 11 substandard loans, which were primarily loans acquired, with a net principal balance of $11 million. We recognized a loss of $676,000 on this sale.

During March 2017, we exited the indirect lending market as this is a low-margin unit and we made a financial decision to reallocate our capital resources. At December 31, 2017, the loan balance of this portfolio was $170 million.

On May 15, 2017, we closed the transaction to acquire Hardeman County Investment Company, Inc. (“Hardeman”) including its wholly-owned bank subsidiary, First South Bank. The Company completed the systems conversion and merged First South Bank into Simmons Bank in September 2017. As a result of this acquisition, we recognized $7.9 million in pretax merger related expenses during year ended December 31, 2017.

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

During August 2017, we were the successful bidder at public auction held to discharge certain indebtedness owed to Simmons Bank and became the sole shareholder of Heartland Bank in Little Rock, Arkansas. In December 2017, Heartland Bank announced the sale of the majority of its branches, as well as all of its deposits, to Relyance Bank, N.A. The completion of the transaction is contingent on the satisfaction of conditions set forth in the purchase and assumption agreement. The transaction is expected to close in March 2018 and the Company will continue to work through the disposition of Heartland Bank’s remaining assets and expects to be complete within one year of the acquisition. See Note 4 for additional information related to assets and liabilities held for sale related to Heartland Bank as of December 31, 2017.

In September 2017, we completed the sale of our property and casualty insurance business lines and an after-tax gain of $1.8 million was recognized on the transaction. Tangible common equity was positively impacted by $7.2 million due to a reduction in intangible assets related to the sold business.

We completed the acquisitions of Southwest Bancorp, Inc., including its wholly-owned bank subsidiary, Bank SNB, and First Texas BHC, Inc., including its wholly-owned bank subsidiary, Southwest Bank, in October 2017. The systems conversions are planned during the first half of 2018, at which time the subsidiary banks will be merged into Simmons Bank. Southwest Bank was merged in to Simmons Bank on February 20, 2018 and Bank SNB is scheduled to be merged in May 2018. See Note 2 for additional information related to these acquisitions.

2017 was a momentous year for our Company. We created a stronger organization with assets exceeding $15 billion, expanded in to new territories, welcomed new associates and customers, all while maintaining our community first approach and producing exceptional results. As a result of acquisitions and compliance initiatives in recent reporting periods, we have and will continue to recognize one-time revenue and expense items which may skew our short-term core business results but provide long-term performance benefits. Our focus continues to be improvement in core operating income.

We are also very pleased with the positive trends in our balance sheet, as reflected in our organic loan growth during the past year as well as our growth from acquisitions.

Stockholders’ equity as of December 31, 2017 was $2.1 billion, book value per share was $22.65 (split adjusted) and tangible book value per share was $12.34 (split adjusted).  Our ratio of common stockholders’ equity to total assets was 13.9% and the ratio of tangible common stockholders’ equity to tangible assets was 8.1% at December 31, 2017. See “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion and reconciliation of non-GAAP measures. The Company’s Tier I leverage ratio of 9.2%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized”. See Table 18 – Risk-Based Capital for regulatory capital ratios.

Total loans, including loans acquired, were $10.7 billion at December 31, 2017, an increase of $5.1 billion, or 91.9%, from the same period in 2016.  Acquired loans increased by $3.8 billion, net of discounts, while legacy loans (all loans excluding acquired loans) grew $1.4 billion, or 31.9%. Excluding the $214 million in loan balances that migrated from acquired loans, legacy loans grew $1.2 billion, or 32.7%. We continue to be encouraged by the growth in our legacy loan portfolio throughout 2017. We have had very good legacy loan growth again this year, particularly from our targeted growth markets. Due to our increased size and scale we are benefiting from access to new lending opportunities as the Simmons Bank name becomes more familiar in these growth markets as well as in our historical legacy markets.

We continue to have strong asset quality. At December 31, 2017, the allowance for loan losses for legacy loans was $41.7 million, with an additional $418,000 allowance for acquired loans. The loan discount credit mark was $89.3 million, for a total of $131.4 million of coverage. This equates to a total coverage ratio of 1.2% of gross loans. The ratio of credit mark and related allowance to acquired loans was 1.7%.

The Company’s allowance for loan losses on legacy loans as a percent of total legacy loans was 0.73% at December 31, 2017.  In the legacy portfolio, non-performing loans equaled 0.81% of total loans. Non-performing assets were 0.52% of total assets.  The allowance for loan losses on legacy loans was 90% of non-performing loans.  The Company’s annualized net charge-offs for 2017 were 0.35% of total loans.  Excluding credit cards, annualized net charge-offs for 2017 were 0.31% of total loans.

Total assets were $15.1 billion at December 31, 2017 compared to $8.4 billion at December 31, 2016, an increase of $6.7 billion due to three 2017 acquisitions along with strong legacy loan growth.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets.  Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets.  Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis.  The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 39.225% for years ended December 31, 2017 and prior.

The FRB sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The FRB target for the Federal Funds rate, which is the cost to banks of immediately available overnight funds, had remained unchanged at 0.00% - 0.25% since December 2008 through December 16, 2015 at which time the FRB did raise the target to 0.25% - 0.5%.  The FRB raised this target rate again to 0.5% - 0.75% on December 14, 2016. During 2017, the FRB raised this target rate in March, June and December ending at 1.25% - 1.50% as of December 14, 2017. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, had also remained unchanged at 3.25% from December 2008 to December 17, 2015 when the rate increased to 3.5%. On December 15, 2016, the prime interest rate increased to 3.75%. The prime interest rate also increased three times during 2017 ultimately ending at 4.50% as of December 14, 2017.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in shorter-term repricing.  Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Through acquisitions our acquired loans tended to have longer maturities. In addition, due to market pressures the duration of our legacy loan portfolio has also extended over the past several years. Our current interest rate sensitivity shows that approximately 63% of our loans and 77% of our time deposits will reprice in the next year.

For the year ended December 31, 2017, net interest income on a fully taxable equivalent basis was $362.7 million, an increase of $75.7 million from the same period in 2016. The increase in net interest income was primarily the result of a $94.0 million increase in interest income offset by a $18.3 million increase in interest expense.

The increase in interest income primarily resulted from an incremental $86.8 million of interest income on loans, consisting of legacy loans and acquired loans, and an increase of $6.5 million of interest income on investment securities. The increase in loan volume during 2017 generated $92.3 million of additional interest income, while a 10 basis point decline in yield resulted in a $5.5 million decrease in interest income. The interest income increase from loan volume was primarily due to the three acquisitions completed during 2017 as well as our legacy loan growth.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our acquired loans, as discussed in Note 6, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. Each quarter, we estimate the cash flows expected to be collected from the acquired loans, and adjustments may or may not be required. The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans.  For loans previously covered by FDIC loss sharing agreements, any increases in expected cash flows also reduced the amount of expected reimbursements under the loss-sharing agreements, which were recorded as indemnification assets. The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss-sharing agreements or the remaining expected life of the loan pools, whichever was shorter, and were recorded in non-interest expense.

Our net interest margin was 4.07% for the year ended December 31, 2017, down 12 basis points from 2016. The most significant factor in the decreasing margin during the year is the impact of the lower accretable yield adjustments on acquired loans, previously discussed. Normalized for all accretion, our core net interest margin at December 31, 2017 and 2016 was 3.76% and 3.83%, respectively. Our margin has been weakened from the impact of the accretable yield adjustments discussed above. The normalized core net interest margin decrease is indicative of strong market pressure on loan rates in the competitive loan environment.

Our net interest margin was 4.19% and 4.55% for the years ended December 31, 2016 and 2015, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2017, 2016 and 2015, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2017 versus 2016 and 2016 versus 2015.

Table 1: Analysis of Net Interest Margin

(FTE =Fully Taxable Equivalent)

	Years Ended December 31
(In thousands)	2017	2016	2015

Interest income	$395,004	$301,005	$300,948
FTE adjustment	7,723	7,722	8,518

Interest income - FTE	402,727	308,727	309,466
Interest expense	40,074	21,799	22,353

Net interest income - FTE	$362,653	$286,928	$287,113

Yield on earning assets - FTE	4.52%	4.50%	4.91%
Cost of interest bearing liabilities	0.59%	0.41%	0.45%
Net interest spread - FTE	3.93%	4.09%	4.46%
Net interest margin - FTE	4.07%	4.19%	4.55%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2017 vs. 2016	2016 vs. 2015

Increase due to change in earning assets	$94,099	$38,845
Decrease due to change in earning asset yields	(99)	(39,584)
(Decrease) increase due to change in interest rates paid on interest bearing liabilities	(7,805)	1,168
Decrease due to change in interest bearing liabilities	(10,470)	(614)

Increase (decrease) in net interest income	$75,725	$(185)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2017.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31
	2017			2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS

Earning assets:
Interest bearing balances due from banks and federal funds sold	$225,466	$1,933	0.86	$199,983	$756	0.38	$336,990	$899	0.27
Investment securities - taxable	1,420,642	28,517	2.01	1,107,718	21,706	1.96	1,128,035	17,291	1.53
Investment securities - non-taxable	330,912	19,045	5.76	405,871	19,337	4.76	375,390	21,756	5.80
Mortgage loans held for sale	13,064	605	4.63	27,506	1,102	4.01	24,996	1,051	4.20
Assets held in trading accounts	41	--	--	4,752	16	0.34	6,481	18	0.28
Loans	6,918,293	352,627	5.10	5,109,492	265,810	5.20	4,434,074	268,451	6.05
Total interest earning assets	8,908,418	402,727	4.52	6,855,322	308,727	4.50	6,305,966	309,466	4.91
Non-earning assets	1,166,533			904,911			858,822

Total assets	$10,074,951			$7,760,233			$7,164,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$4,594,733	$18,112	0.39	$3,637,907	$8,050	0.22	$3,304,654	$7,794	0.24
Time deposits	1,430,701	9,644	0.67	1,263,317	7,167	0.57	1,344,762	7,454	0.55
Total interest bearing deposits	6,025,434	27,756	0.46	4,901,224	15,217	0.31	4,649,416	15,248	0.33

Federal funds purchased and securities sold under agreements to repurchase	117,147	347	0.30	112,030	273	0.24	113,881	236	0.21
Other borrowings	567,959	8,621	1.52	188,085	4,148	2.21	182,007	5,097	2.80
Subordinated debentures	79,880	3,350	4.19	60,206	2,161	3.59	55,554	1,772	3.19
Total interest bearing liabilities	6,790,420	40,074	0.59	5,261,545	21,799	0.41	5,000,858	22,353	0.45

Non-interest bearing liabilities:
Non-interest bearing deposits	1,788,385			1,333,965			1,133,951
Other liabilities	105,331			56,575			65,568
Total liabilities	8,684,136			6,652,085			6,200,377
Stockholders’ equity	1,390,815			1,108,148			964,411
Total liabilities and stockholders’ equity	$10,074,951			$7,760,233			$7,164,788
Net interest spread			3.93			4.09			4.46
Net interest margin		$362,653	4.07		$286,928	4.19		$287,113	4.55

Table 4: Volume/Rate Analysis

	Years Ended December 31
	2017 over 2016			2016 over 2015
(In thousands, on a fully		Yield/			Yield/
taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in

Interest income
Interest bearing balances due from banks and federal funds sold	$107	$1,070	$1,177	$(506)	$363	$(143)
Investment securities - taxable	6,270	541	6,811	(316)	4,731	4,415
Investment securities - non-taxable	(3,920)	3,628	(292)	1,669	(4,088)	(2,419)
Mortgage loans held for sale	(648)	151	(497)	103	(52)	51
Assets held in trading accounts	(8)	(8)	(16)	(6)	4	(2)
Loans	92,298	(5,481)	86,817	37,901	(40,542)	(2,641)
Total	94,099	(99)	94,000	38,845	(39,584)	(739)

Interest expense
Interest bearing transaction and savings accounts	2,533	7,529	10,062	756	(500)	256
Time deposits	1,024	1,453	2,477	(459)	172	(287)
Federal funds purchased and securities sold under agreements to repurchase	13	61	74	(4)	41	37
Other borrowings	6,115	(1,642)	4,473	165	(1,114)	(949)
Subordinated debentures	785	404	1,189	156	233	389
Total	10,470	7,805	18,275	614	(1,168)	(554)
Increase (decrease) in net interest income	$83,629	$(7,904)	$75,725	$38,231	$(38,416)	$(185)

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

The provision for loan losses for 2017, 2016 and 2015, was $26.4 million, $20.1 million and $9.0 million, respectively. The provision increase was necessary to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, as well as increases in specific reserves on certain impaired loans, required an allowance to be established for those loans through a provision.

Our provision expense for the year ending December 31, 2107 included building reserves for three commercial credits from the Wichita market which had specific impairments identified. Charge-offs of $7.6 million were recorded during the year related to these loans. Collection and recovery remedies continue to be pursued.

Our provision expense for the year ended December 31, 2016 included replenishment of a $5.4 million single charge-off related to a nonaccrual loan acquired from Metropolitan National Bank. The loan was charged down to the appraised liquidation value of the collateral and the charged-off amount was added back to the allowance for loan losses during the year, resulting in the increase in provision. The provision expense for 2016 also included replenishment of a $2.0 million charge-off related to potential customer fraud on an agricultural loan, which carried a pass rating.

Finally, a $1.9 million provision was recorded during the year ended December 31, 2017 as a result of a decrease in expected cash flows from our required ongoing evaluation of credit marks on certain purchased credit impaired loans. See Allowance for Loan Losses section for additional information.

Non-Interest Income

Total non-interest income was $138.8 million in 2017, compared to $139.4 million in 2016 and $94.7 million in 2015. Non-interest income for 2017 decreased $617,000, or 0.4%, from 2016.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees.  Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

The decrease in non-interest income during 2017 was primarily due to net gains recorded on the sale of securities of $1.1 million compared to $5.8 million in 2016. In addition, non-interest income from mortgage and SBA lending was $3.2 million less than 2016. These decreases were partially offset by the $3.7 million gain on the sale of the property and casualty insurance lines of business and increases in trust income, service charges and debit and credit card fees.

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

During 2017, 2016 and 2015 we recorded net gains of $264,000, $241,000 and $153,000, respectively, on the sale of several branch locations which was part of our branch right sizing strategy. We actively market our former branch facilities in an effort to dispose of these non-earning assets.

Table 5 shows non-interest income for the years ended December 31, 2017, 2016 and 2015, respectively, as well as changes in 2017 from 2016 and in 2016 from 2015.

Table 5: Non-Interest Income

				2017		2016
	Years Ended December 31			Change from		Change from
(In thousands)	2017	2016	2015	2016		2015

Trust income	$18,570	$15,442	$9,261	$3,128	20.26%	$6,181	66.74%
Service charges on deposit accounts	36,079	32,414	30,985	3,665	11.31	1,429	4.61
Other service charges and fees	9,919	12,872	8,756	(2,953)	-22.94	4,116	47.01
Mortgage and SBA lending income	13,316	16,483	11,452	(3,167)	-19.21	5,031	43.93
Investment banking income	2,793	3,471	2,590	(678)	-19.53	881	34.02
Debit and credit card fees	34,258	30,740	26,660	3,518	11.44	4,080	15.30
Bank owned life insurance income	3,503	3,324	2,680	179	5.39	644	24.03
Gain on sale of securities, net	1,059	5,848	307	(4,789)	-81.89	5,541	*
Gain on sale of banking operations	--	--	2,110	--	--	(2,110)	-100.00
Net loss on assets covered by FDIC loss share agreements	--	--	(14,812)	--	--	14,812	-100.00
Net gain on sale of premises held for sale	264	241	153	23	9.54	88	57.52
Net gain on sale of insurance lines of business	3,708	--	--	3,708	*	--	--
Other income	15,296	18,547	14,519	(3,251)	-17.53	4,028	27.74
Total non-interest income	$138,765	$139,382	$94,661	$(617)	-0.44%	$44,721	47.24%

_________________________

*Not meaningful

Recurring fee income (service charges, trust fees, debit and credit card fees and other fees) for 2017 was $98.8 million, an increase of $7.4 million, or 8.0%, when compared with the 2016 amounts. Trust income increased by $3.1 million, or 20.3%, service charges on deposit accounts increased $3.7 million, or 11.3% and debit and credit card fees increased by $3.5 million, or 11.4%. The increases in service charges and debit and credit card fees were due to additional accounts acquired from OKSB, First Texas and Hardeman. The increase in trust income is from continued positive growth in our existing personal trust and investor management client base.

Recurring fee income (service charges, trust fees, debit and credit card fees and other fees) for 2016 was $91.5 million, an increase of $15.8 million, or 20.9%, when compared with the 2015 amounts. The majority of the increase was due to additional accounts associated with the Citizens acquisition.

During 2016, we were intently focused on our bond portfolio strategy that involved actively looking to reduce the number of issuances we held in our portfolio and monitoring the market conditions for opportunities to sell securities and replace with comparable yields while only marginally extending the duration of the portfolio. As a result, our net gains increased significantly during 2016 and we reverted back to a normalized level during 2017, resulting in the current year decrease.

Mortgage and SBA lending income decreased by $3.2 million during 2017 compared to 2016 primarily due to the seasonal nature of the mortgage volume as well as the timing of selling the guaranteed portion of SBA loans. Investment banking income decreased $678,000 during 2017 compared to 2016 as a result of the closure of our Institutional Division and exit from its lines of business in the third quarter of 2016.

Net loss on assets covered by FDIC loss share agreements in 2015 included the $7.5 million expense related to the termination of the loss share agreements. This expense was partially offset by a $2.1 million decrease in the indemnification asset. With the September 2015 termination of the loss-sharing agreements the amortization of the indemnification asset was eliminated.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company.  Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures. We utilize an extensive profit planning and reporting system involving all subsidiaries.  Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets.  These profit plans are subject to extensive initial reviews and monitored by management on a monthly basis.  Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met.  We also regularly monitor staffing levels at each subsidiary to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for 2017 was $312.4 million, an increase of $57.3 million, or 22.5%, from 2016. The most significant impacts to non-interest expense were the following items.

First, merger related costs as well as salaries and employee benefits contributed to the majority of the increase. During 2017, merger related costs increased $17.1 million and salaries and employee benefits increased $20.9 million. These increases were primarily attributable to incremental costs associated with the Hardeman, OKSB and First Texas acquisitions.

Also, professional services and marketing expense increased by $4.9 million and $4.2 million, respectively. The increase in professional services was primarily related to the three 2017 acquisitions and incremental costs for exam fees, auditing and accounting services and general consulting expenses associated with our preparations to pass $10 billion in assets. The increase in marketing expense was also primarily due to the additional costs associated with the 2017 acquisitions.

Conversely, branch right sizing expense decreased by $3.2 million during 2017. We closed ten branches during 2016 that contributed to $3.5 million of branch right sizing costs last year. We continue to monitor branch operations and profitability as well as changing customer habits.

Excluding the non-core merger related costs, branch right sizing expenses, and the $5 million donation to the Simmons Foundation during 2017, non-interest expense for 2017 increased $38.4 million, or 15.6%, from 2016, primarily due to the incremental operating expenses of the acquired companies, such as salaries and employee benefits, and increased professional fees previously discussed.

Non-interest expense for 2016 was $255.1 million, a decrease of $1.9 million, or 0.7%, from 2015. This decrease includes approximately $4.8 million of merger related costs for 2016 from our acquisitions of Citizens and the announced mergers that completed during 2017. Also included in non-interest expense are merger related costs of $13.8 million in 2015, primarily attributed to the acquisitions of Community First, Liberty and Ozark Trust.

We recorded $3.6 million in branch rightsizing costs during 2016, primarily associated with the closure and maintenance of ten underperforming branches as part of our branch right sizing initiative. Due to the close proximity of the closed branches with other Simmons Bank branches, customers will not be negatively impacted by the closings. For the same period in 2015, we had expenses of $3.3 million associated with the closure and maintenance of twelve branches. In 2015, we also incurred $2.2 million of costs related to early termination agreements which were cash payments and equity expense recorded for several senior management employees for their early retirement. Cash payments of $1.7 million were made due to early retirement agreements negotiated with the employees and an additional $534,000 of expense was recorded due to accelerated vesting of previously awarded equity incentives as part of these early retirement agreements.

Salaries and employee benefits decreased to $133.5 million in 2016 from $138.2 million in 2015, a decrease of $4.8 million, or 3.5%, as we recognized the benefits from our ongoing efficiency initiatives and cost savings related to the integration of our 2015 acquisitions. Occupancy expense increased to $18.7 million in 2016 from $16.9 million in 2015, an increase of $1.8 million, or 10.7%. Furniture and fixture expense increased to $16.7 million in 2016 from $14.4 million in 2015, an increase of $2.3 million, or 16.2%. These incremental increases, along with the increases in several other operating expense categories, were a result of the Citizens acquisition in 2016 and 2015 acquisitions.

Normalizing for the non-core merger related costs, branch right sizing expenses and early termination agreements, non-interest expense increased $8.9 million, or 3.8%, in 2016 from 2015, primarily due to the incremental operating expenses of the acquired franchises. See the Reconciliation of Non-GAAP Measures section for details of the non-core items.

Amortization of intangibles recorded for the years ended December 31, 2017, 2016 and 2015, was $7.7 million, $5.9 million and $4.9 million, respectively. The current year increase is the result of core deposit intangibles and other intangible assets recorded as part of the Hardeman, OKSB and First Texas acquisitions and a full year of amortization expense related to the intangibles added from the Citizens acquisition in 2016. The Company’s estimated amortization expense for each of the following five years is: 2018 – $11.35 million; 2019 – $11.04 million; 2020 – $11.03 million; 2021 – $10.97 million; and 2022 – $10.92 million. The estimated amortization expense decreases as intangible assets fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2017, 2016 and 2015, respectively, as well as changes in 2017 from 2016 and in 2016 from 2015.

Table 6: Non-Interest Expense

				2017		2016
	Years Ended December 31			Change from		Change from
(In thousands)	2017	2016	2015	2016		2015

Salaries and employee benefits	$154,314	$133,457	$138,243	$20,857	15.63%	$(4,786)	-3.46%
Occupancy expense, net	21,159	18,667	16,858	2,492	13.35	1,809	10.73
Furniture and equipment expense	19,366	16,683	14,352	2,683	16.08	2,331	16.24
Other real estate and foreclosure expense	3,042	4,461	4,861	(1,419)	-31.81	(400)	-8.23
Deposit insurance	3,696	3,469	4,201	227	6.54	(732)	-17.42
Merger related costs	21,923	4,835	13,760	17,088	*	(8,925)	-64.86
Other operating expenses
Professional services	19,500	14,630	9,583	4,870	33.29	5,047	52.67
Postage	4,686	4,599	4,219	87	1.89	380	9.01
Telephone	4,262	4,294	4,817	(32)	-0.75	(523)	-10.86
Credit card expenses	12,188	11,328	9,157	860	7.59	2,171	23.71
Marketing	11,141	6,929	6,337	4,212	60.79	592	9.34
Operating supplies	1,980	1,824	2,395	156	8.55	(571)	-23.84
Amortization of intangibles	7,668	5,945	4,889	1,723	28.98	1,056	21.60
Branch right sizing expense	434	3,600	3,297	(3,166)	-87.94	303	9.19
Other expense	27,020	20,364	20,001	6,656	32.69	363	1.81
Total non-interest expense	$312,379	$255,085	$256,970	$57,294	22.46%	$(1,885)	-0.73%

_________________________

*Not meaningful

Income Taxes

The provision for income taxes for 2017 was $62.0 million, compared to $46.6 million in 2016 and $32.9 million in 2015. The effective income tax rates for the years ended 2017, 2016 and 2015 were 40.0%, 32.5% and 30.7%, respectively.

On December 22, 2017, the President signed tax reform legislation (the “2017 Act”) which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under United States Generally Accepted Accounting Principles (“US GAAP”), deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled and the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. As a result, we were required to remeasure our deferred taxes as of December 31, 2017 based upon the new 21% tax rate and the change was recorded in the 2017 income tax provision. The result of the tax reform resulted in a one-time non-cash adjustment to income of $11.5 million.

Loan Portfolio

Our legacy loan portfolio, excluding loans acquired, averaged $5.493 billion during 2017 and $3.649 billion during 2016. As of December 31, 2017, total loans, excluding loans acquired, were $5.706 billion, compared to $4.327 billion on December 31, 2016, an increase of $1.379 billion, or 31.9%. This marks the sixth consecutive year that we have seen annual growth in our legacy loan portfolio. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans). The growth in the legacy portfolio is attributable to the larger market areas in which we now operate as a result of our acquisitions. We are also seeing increased loan demand across all of our footprint in response to continued improved market conditions. In addition, we have actively recruited and hired new lenders in our growth markets in an effort to continue growing our loan portfolio.

Also contributing to our legacy loan growth are acquired loans that have migrated to legacy loans. When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2016 to December 31, 2017 included $214 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of December 31, 2017. Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 32.7% rate during 2017.

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $465.5 million at December 31, 2017, or 8.2% of total loans, compared to $488.6 million, or 11.3% of total loans at December 31, 2016. The decrease is primarily driven by our exit from the indirect consumer installment loan line of business in February 2017.

The credit card portfolio balance at December 31, 2017, increased by $831,000 when compared to the same period in 2016. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $4.240 billion at December 31, 2017, or 74.3% of total loans, compared to $3.028 billion, or 70.0% of total loans at December 31, 2016, an increase of $1.2 billion, or 40.0%. Our construction and development (“C&D”) loans increased by $277.4 million, or 82.4%, single family residential loans increased by $190.4 million, or 21.1%, and commercial real estate (“CRE”) loans increased by $743.7 million, or 41.6%. We believe it is important to note that we have no significant concentrations in our real estate loan portfolio mix. Our C&D loans represent 10.8% of our loan portfolio and CRE loans (excluding C&D) represent 44.4% of our loan portfolio, both of which compare very favorably to our peers.

Commercial loans consist of non-real estate loans related to businesses and agricultural loans. Commercial loans were $973.5 million at December 31, 2017, or 17.1% of total loans, compared to the $789.9 million, or 18.3% of total loans at December 31, 2016, an increase of $183.6 million, or 23.3%.

Although showing signs of improvement in late 2017, the continued depressed market price of oil has affected banks with high loan exposure to oil and gas companies across the U.S. While we do not consider the volume to be excessive or constitute a concentration, it is important to note that the exposure to the oil and gas industry will increase with our recent acquisition of OKSB and First Texas.

We have loans to individuals and businesses involved in the healthcare industry, including businesses and personal loans to physicians, dentists and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers and other healthcare-related businesses. These loans expose us to the risk that adverse developments in the healthcare industry will lead to increased levels of nonperforming loans. The laws regarding healthcare have impacted the provision of healthcare in the United States and contribute to prolonged and increased uncertainty as to the environment in which healthcare providers will operate. With the recent acquisition of OKSB our exposure to the healthcare industry has increased, however we do not consider the volume to be excessive or constitute a concentration.

Table 7 reflects the legacy loan portfolio, excluding loans acquired.

Table 7: Loan Portfolio

	Years Ended December 31
(In thousands)	2017	2016	2015	2014	2013

Consumer
Credit cards	$185,422	$184,591	$177,288	$185,380	$184,935
Student loans	--	--	--	--	25,906
Other consumer	280,094	303,972	208,380	103,402	98,851
Total consumer	465,516	488,563	385,668	288,782	309,692
Real Estate
Construction	614,155	336,759	279,740	181,968	146,458
Single family residential	1,094,633	904,245	696,180	455,563	392,285
Other commercial	2,530,824	1,787,075	1,229,072	714,797	626,333
Total real estate	4,239,612	3,028,079	2,204,992	1,352,328	1,165,076
Commercial
Commercial	825,217	639,525	500,116	291,820	164,329
Agricultural	148,302	150,378	148,563	115,658	98,886
Total commercial	973,519	789,903	648,679	407,478	263,215
Other	26,962	20,662	7,115	5,133	4,655
Total loans, excluding loans acquired, before allowance for loan losses	$5,705,609	$4,327,207	$3,246,454	$2,053,721	$1,742,638

Loans Acquired

On October 19, 2017, we completed the acquisition of OKSB and issued 14,488,604 shares of the Company’s common stock valued at approximately $431.4 million as of October 19, 2017 plus $94.9 million in cash in exchange for all outstanding shares of OKSB common stock. Included in the acquisition were loans with a fair value of $2.0 billion.

On October 19, 2017, we completed the acquisition of First Texas and issued 12,999,840 shares of the Company’s common stock valued at approximately $387.1 million as of October 19, 2017 plus $70.0 million in cash in exchange for all outstanding shares of First Texas common stock. Included in the acquisition were loans with a fair value of $2.2 billion.

On May 15, 2017, we completed the acquisition of Hardeman and issued 1,599,940 shares of the Company’s common stock valued at approximately $42.6 million as of May 15, 2017 plus $30.0 million in cash in exchange for all outstanding shares of Hardeman common stock. Included in the acquisition were loans with a fair value of $251.6 million.

On September 9, 2016, we completed the acquisition of Citizens and issued 1,671,482 shares of the Company’s common stock valued at approximately $41.3 million as of September 9, 2016 plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock. Included in the acquisition were loans with a fair value of $340.8 million.

On February 27, 2015, we completed the acquisition of Liberty and issued 10,362,674 shares of the Company’s common stock valued at approximately $212.2 million as of February 27, 2015 in exchange for all outstanding shares of Liberty common stock. Included in the acquisition were loans with a fair value of $780.7 million.

On February 27, 2015, we also completed the acquisition of Community First and issued 13,105,830 shares of the Company’s common stock valued at approximately $268.3 million as of February 27, 2015, plus $9,974 in cash in exchange for all outstanding shares of Community First common stock. We also issued $30.9 million of preferred stock in exchange for all outstanding shares of Community First preferred stock. Included in the acquisition were loans with a fair value of $1.1 billion.

On August 31, 2014, we completed the acquisition of Delta Trust, and issued 3,259,030 shares of the Company’s common stock valued at approximately $65.0 million as of August 29, 2014, plus $2.4 million in cash in exchange for all outstanding shares of Delta Trust common stock. Included in the acquisition were loans with a fair value of $311.7 million and foreclosed assets with a fair value of $1.8 million.

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

Table 8 reflects the carrying value of all acquired loans:

Table 8: Loans Acquired

	Years Ended December 31
(In thousands)	2017	2016	2015	2014	2013

Consumer
Credit cards	$--	$--	$--	$--	$8,116
Other consumer	51,467	49,677	75,606	8,514	15,242
Total consumer	51,467	49,677	75,606	8,514	23,358
Real Estate
Construction	637,032	57,587	77,119	46,911	29,936
Single family residential	793,228	423,176	501,002	175,970	87,861
Other commercial	2,387,777	690,108	854,068	390,877	449,285
Total real estate	3,818,037	1,170,871	1,432,189	613,758	567,082
Commercial
Commercial	995,587	81,837	154,533	56,134	71,857
Agricultural	66,576	3,298	10,573	4,507	--
Total commercial	1,062,163	85,135	165,106	60,641	71,857

Other	142,409	--	--	--	--
Total loans acquired (1)	$5,074,076	$1,305,683	$1,672,901	$682,913	$662,297

_________________________

(1)	Loans acquired are reported net of a $418,000 allowance at December 31, 2017 and a $954,000 allowance at December 31, 2016 and 2015.

The majority of the loans originally acquired in the OKSB, First Texas, Hardeman, Citizens, Liberty, Community First, Metropolitan and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with the acquisitions of OKSB, First Texas, Hardeman, Citizens, Liberty, Community First, Metropolitan and Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure. During 2017, we recorded $1.9 million of provision for these loans and charge-offs of $2.4 million, resulting in an allowance for loan losses for purchased impaired loans at December 31, 2017 of $418,000. We recorded $626,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2016. During 2015, we recorded $736,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2015. See Note 2 and Note 6 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

Table 9 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2017.

Table 9: Maturity and Interest Rate Sensitivity of Loans

		Over 1
		year
	1 year	through	Over
(In thousands)	or less	5 years	5 years	Total

Consumer	$210,848	$232,771	$73,364	$516,983
Real estate	3,887,548	3,952,475	217,626	8,057,649
Commercial	1,294,028	684,750	56,904	2,035,682
Other	151,077	5,539	12,755	169,371

Total	$5,543,501	$4,875,535	$360,649	$10,779,685

Predetermined rate	$2,938,480	$2,679,210	$107,696	$5,725,386
Floating rate	2,605,021	2,196,325	252,953	5,054,299

Total	$5,543,501	$4,875,535	$360,649	$10,779,685

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

Total non-performing assets, excluding all loans acquired, increased by $12.2 million from December 31, 2016, to December 31, 2017. Total non-performing loans increased by $6.8 million from December 31, 2016 to December 31, 2017, primarily due to two credit relationships totaling $11.0 million in the Wichita market. Nonaccrual loans increased by $6.5 million during 2017, primarily CRE and other consumer loans.

During 2017, $3.2 million of previously closed branch buildings and land was reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties. Also, as part of the First South Bank conversion, 5 branches were closed during the third quarter 2017. Under ASC Topic 360, there is a one year maximum holding period to classify premises as held for sale. However, under Arkansas State Banking laws former branch buildings must be recorded as OREO. We remain aggressive in the identification, quantification and resolution of problem loans and assets.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance decreased to $12.9 million at December 31, 2017, compared to $14.2 million at December 31, 2016.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry.  The allowance for loan losses as a percent of total legacy loans was 0.73% as of December 31, 2017.  Non-performing loans equaled 0.81% of total loans, a 10 basis point decrease from December 31, 2016.  Non-performing assets were 0.52% of total assets.  The allowance for loan losses was 90% of non-performing loans.  Our annualized net charge-offs to total loans for 2017 was 0.35%.  Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.31%.  Annualized net credit card charge-offs to total credit card loans were 1.61% compared to 1.28% during 2016, and approximately 176 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We have had substantial growth from new loans and from loans migrating from acquired to legacy. When acquired loans renew, they are evaluated and if considered a pass quality credit they will migrate to the legacy portfolio and require less reserves. In addition, new loans also only require the minimum allowance consideration.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired and excluding other real estate covered by FDIC loss share agreements).

Table 10: Non-performing Assets

	Years Ended December 31
(In thousands, except ratios)	2017	2016	2015	2014	2013

Nonaccrual loans (1)	$45,642	$39,104	$17,714	$12,038	$6,261
Loans past due 90 days or more (principal or interest payments):
Government guaranteed student loans (2)	--	--	--	--	2,264
Other loans	520	299	1,191	961	687
Total loans past due 90 days or more	520	299	1,191	961	2,951
Total non-performing loans	46,162	39,403	18,905	12,999	9,212

Other non-performing assets:
Foreclosed assets held for sale	32,118	26,895	44,820	44,856	64,820
Other non-performing assets	675	471	211	97	75
Total other non-performing assets	32,793	27,366	45,031	44,953	64,895

Total non-performing assets	$78,955	$66,769	$63,936	$57,952	$74,107

Performing TDRs	$7,107	$10,998	$3,031	$2,233	$9,497

Allowance for loan losses to non-performing loans	90%	92%	166%	223%	298%
Non-performing loans to total loans	0.81	0.91	0.58	0.63	0.53
Non-performing loans to total loans (excluding government guaranteed student loans) (2)	0.81	0.91	0.58	0.63	0.40
Non-performing assets to total assets (3)	0.52	0.79	0.85	1.25	1.69
Non-performing assets to total assets (excluding government guaranteed student loans) (2) (3)	0.52	0.79	0.85	1.25	1.64

(1)	Includes nonaccrual TDRs of approximately $5.8 million, $3.2 million, $2.5 million, $1.0 million and $0.7 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)	Student loans past due 90 days or more are included in non-performing loans. Student loans are guaranteed by the federal government and will be purchased at 97% of principal and accrued interest when they exceed 270 days past due; therefore, non-performing ratios have been calculated excluding these loans.
(3)	Excludes all loans acquired and excludes other real estate acquired, covered by FDIC loss share agreements, except for their inclusion in total assets.

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017, impaired loans, net of government guarantees and acquired loans, were $43.9 million compared to $43.7 million at December 31, 2016. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11: Allowance for Loan Losses

(In thousands)	2017	2016	2015	2014	2013

Balance, beginning of year	$36,286	$31,351	$29,028	$27,442	$27,882

Loans charged off
Credit card	3,905	3,195	3,107	3,188	3,263
Other consumer	3,767	1,975	1,672	1,638	1,561
Real estate	7,989	7,517	1,580	2,684	1,628
Commercial	7,837	3,956	1,415	1,044	382
Total loans charged off	23,498	16,643	7,774	8,554	6,834

Recoveries of loans previously charged off
Credit card	1,021	907	890	896	901
Other consumer	2,239	516	538	470	591
Real estate	990	351	203	1,566	592
Commercial	103	365	180	326	192
Total recoveries	4,353	2,139	1,811	3,258	2,276
Net loans charged off	19,145	14,504	5,963	5,296	4,558
Provision for loan losses (1)	24,527	19,439	8,286	6,882	4,118

Balance, end of year (2)	$41,668	$36,286	$31,351	$29,028	$27,442

Net charge-offs to average loans (3)	0.35%	0.40%	0.24%	0.30%	0.27%
Allowance for loan losses to period-end loans (3)	0.73%	0.84%	0.97%	1.41%	1.57%
Allowance for loan losses to net charge-offs (3)	217.64%	250.18%	525.76%	548.11%	602.06%

(1)	Provision for loan losses of $1,866,000 attributable to loans acquired, was excluded from this table for 2017 (total year-to-date provision for loan losses is $26,393,000) and $626,000 was excluded from this table for 2016 (total 2016 provision for loan losses is $20,065,000). Charge offs of $2.4 million on loans acquired were excluded from this table for 2017 and $626,000 for 2016 was subsequently charged-off, resulting in no increase in the allowance related to loans acquired for 2016. Provision for loan losses of $736,000 attributable to acquired loans was excluded from this table for the year ended December 31, 2015 (total provision for loan losses for the year ended December 31, 2015 is $9,022,000).
(2)	Allowance for loan losses at December 31, 2017 includes a $418,000 allowance for loans acquired (not shown in the table above) and $954,000 allowance for loans acquired for the years ended December 31, 2016 and 2015. The total allowance for loan losses at December 31, 2017, 2016 and 2015 was $42,086,000, $37,240,000 and $32,305,000, respectively.
(3)	Excludes all acquired loans.

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

As of December 31, 2017, the allowance for loan losses reflects an increase of approximately $5.4 million from December 31, 2016, while total loans, excluding loans acquired, increased by $1.4 billion over the same period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 12: Allocation of Allowance for Loan Losses

	December 31
	2017		2016		2015		2014		2013

(In thousands)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)

Credit cards	$3,784	9.1%	$3,779	4.3%	$3,893	5.5%	$5,445	9.1%	$5,430	10.6%

Other consumer	3,489	8.4	2,796	7.0%	1,853	6.4%	1,427	5.0%	1,758	7.2%
Real estate	27,281	65.4%	21,817	70.0%	19,522	67.9%	15,161	65.9%	16,885	66.9%
Commercial	7,007	16.8%	7,739	18.2%	5,985	20.0%	6,962	19.8%	3,205	15.1%
Other	107	0.3%	155	0.5%	98	0.2%	33	0.2%	164	0.2%

Total (2)	$41,668	100.0%	$36,286	100.0%	$31,351	100.0%	$29,028	100.0%	$27,442	100.0%

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at December 31, 2017 includes a $418,000 allowance for loans acquired (not shown in the table above) and $954,000 allowance for loans acquired for the years ended December 31, 2016 and 2015. The total allowance for loan losses at December 31, 2017, 2016 and 2015 was $42,086,000, $37,240,000 and $32,305,000, respectively.

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

Held-to-maturity and available-for-sale investment securities were $368.1 million and $1.6 billion, respectively, at December 31, 2017, compared to the held-to-maturity amount of $462.1 million and available-for-sale amount of $1.2 billion at December 31, 2016.

As of December 31, 2017, $46.9 million, or 12.8%, of the held-to-maturity securities were invested in obligations of U.S. government agencies, all of which will mature in less than five years.  In the available-for-sale securities, $139.7 million, or 8.8%, were in U.S. government agency securities, 14.3% of which will mature in less than five years.

In order to reduce our income tax burden, $301.5 million, or 81.9%, of the held-to-maturity securities portfolio, as of December 31, 2017, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale securities, there was $143.2 million invested in tax-exempt obligations of state and political subdivisions.  A portion of the state and political subdivision debt obligations are non-rated bonds and representing relatively small issuances, primarily in Arkansas, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders' equity at December 31, 2017.

We had approximately $16.1 million, or 4.4% of the held-to-maturity portfolio invested in mortgaged-backed securities at December 31, 2017.  In the available-for-sale securities, approximately $1.2 billion, or 74.7% were invested in mortgaged-backed securities.  Investments with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

As of December 31, 2017, the held-to-maturity investment portfolio had gross unrealized gains of $6.0 million and gross unrealized losses of $737,000.

We had $2.4 million of gross realized gains and $1.3 million of realized losses from the sale of securities during the year ended December 31, 2017. We had $5.8 million of gross realized gains and no realized losses from the sale of securities during the year ended December 31, 2016. We had $350,000 of gross realized gains and $43,000 of realized losses from the sale of securities during the year ended December 31, 2015.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Furthermore, as of December 31, 2017, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2017, management believes the impairments detailed in the table below are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13: Investment Securities

	Years Ended December 31
	2017				2016
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Held-to-Maturity

U.S. Government agencies	$46,945	$7	$(228)	$46,724	$76,875	$107	$(182)	$76,800
Mortgage-backed securities	16,132	8	(287)	15,853	19,773	63	(249)	19,587
State and political subdivisions	301,491	5,962	(222)	307,231	362,532	4,967	(842)	366,657
Other securities	3,490	--	--	3,490	2,916	--	--	2,916

Total	$368,058	$5,977	$(737)	$373,298	$462,096	$5,137	$(1,273)	$465,960

Available-for-Sale

U.S. Treasury	$--	$--	$--	$--	$300	$--	$--	$300
U.S. Government agencies	141,559	116	(1,951)	139,724	140,005	67	(2,301)	137,771
Mortgage-backed securities	1,208,017	246	(20,946)	1,187,317	885,783	178	(17,637)	868,324
State and political subdivisions	144,642	532	(2,009)	143,165	108,374	38	(5,469)	102,943
Other securities	118,106	1,206	(1)	119,311	47,022	996	(2)	48,016

Total	$1,612,324	$2,100	$(24,907)	$1,589,517	$1,181,484	$1,279	$(25,409)	$1,157,354

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2017, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14: Maturity Distribution of Investment Securities

	December 31, 2017
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value

Held-to-Maturity
U.S. Government agencies	$29,982	$16,963	$--	$--	$--	$46,945	$47,000	$46,724
Mortgage-backed securities	--	--	--	--	16,132	16,132	16,306	15,853
State and political subdivisions	16,337	68,427	91,391	125,336	--	301,491	300,761	307,231
Other securities	58	61	970	2,401	--	3,490	3,514	3,490

Total	$46,377	$85,451	$92,361	$127,737	$16,132	$368,058	$367,581	$373,298

Percentage of total	12.6%	23.2%	25.1%	34.7%	4.4%	100.0%

Weighted average yield	1.4%	2.2%	3.0%	3.6%	2.3%	2.8%

Available-for-Sale
U.S. Government agencies	$10	$19,922	$16,078	$105,549	$--	$141,559	$136,843	$139,724
Mortgage-backed securities	--	--	--	--	1,208,017	1,208,017	1,171,120	1,187,317
State and political subdivisions	580	15,594	8,125	120,343	--	144,642	129,245	143,165
Other securities	--	100	--	--	118,006	118,106	118,106	119,311

Total	$590	$35,616	$24,203	$225,892	$1,326,023	$1,612,324	$1,555,314	$1,589,517

Percentage of total	--%	2.2%	1.5%	14.0%	82.3%	100.0%

Weighted average yield	1.5%	2.0%	2.1%	2.4%	2.1%	2.1%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 200 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2017, core deposits comprised 90.2% of our total deposits.

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

Our total deposits as of December 31, 2017 were $11.1 billion, an increase of $4.4 billion, or 64.7%, from $6.7 billion at December 31, 2016.  The increase in deposits is due primarily to the Hardeman, OKSB and First Texas acquisitions. We have also continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts throughout 2017.  Non-interest bearing transaction accounts increased $1.2 billion to $2.7 billion at December 31, 2017, compared to $1.5 billion at December 31, 2016.  Interest bearing transaction and savings accounts were $6.5 billion at December 31, 2017, a $2.5 billion increase compared to $4.0 billion on December 31, 2016.  Total time deposits increased approximately $645.7 million to $1.933 billion at December 31, 2017, from $1.287 billion at December 31, 2016.  We had $159.6 million and $7.0 million of brokered deposits at December 31, 2017 and 2016, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2017.

Table 15: Average Deposit Balances and Rates

	December 31
	2017		2016		2015
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Non-interest bearing transaction accounts	$1,788,385	--	$1,333,965	--	$1,133,951	--
Interest bearing transaction and savings deposits	4,594,733	0.39%	3,637,907	0.22%	3,304,654	0.24%
Time deposits
$100,000 or more	650,560	0.72%	595,884	0.66%	511,105	0.62%
Other time deposits	780,141	0.64%	667,433	0.49%	833,657	0.52%

Total	$7,813,819	0.36%	$6,235,189	0.24%	$5,783,367	0.26%

The Company's maturities of large denomination time deposits at December 31, 2017 and 2016 are presented in table 16.

Table 16: Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit
	($100,000 or more)
	December 31
	2017		2016
(In thousands)	Balance	Percent	Balance	Percent

Maturing
Three months or less	$415,051	38.0%	$175,736	29.3%
Over 3 months to 6 months	150,932	13.8%	107,985	18.0%
Over 6 months to 12 months	286,611	26.3%	151,776	25.3%
Over 12 months	239,294	21.9%	164,783	27.4%

Total	$1,091,888	100.0%	$600,280	100.0%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $122.4 million at December 31, 2017, as compared to $115.0 million at December 31, 2016.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.5 billion and $333.6 million at December 31, 2017 and 2016, respectively.  The outstanding balance for December 31, 2017 includes $1.1 billion in FHLB short-term advances, $134.6 million in FHLB long-term advances, $75.0 million revolving credit agreement, $43.4 million in notes payable and $140.6 million in trust preferred securities and other subordinated debt.

The increase in our total debt during 2017 was primarily attributable to the OKSB, First Texas and Hardeman acquisitions. We assumed subordinated debt in an aggregate principal amount, net of discounts, of $75.9 million related to OKSB and First Texas and $6.7 million in connection with the Hardeman acquisition.

Also during 2017, the Company entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Note pursuant to which we may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition.

The $43.4 million notes payable is unsecured debt from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a ten year amortization with a 5 year balloon payment due in October 2020.

Aggregate annual maturities of debt at December 31, 2017 are presented in table 17.

Table 17: Maturities of Debt

		Annual
(In thousands)	Year	Maturities

	2018	$1,325,093
	2019	7,486
	2020	36,222
	2021	2,165
	2022	1,314
	Thereafter	148,309
	Total	$1,520,589

Capital

Overview

At December 31, 2017, total capital reached $2.085 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2017, our common equity to asset ratio was 13.9% compared to 13.7% at year-end 2016.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On January 18, 2018, the board of directors of the Company approved a two-for-one stock split of the Corporation’s outstanding Class A common stock (“Common Stock”) in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018 (“Record Date”). The new shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on February 9, 2018. All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this two-for-one stock split.

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

Stock Repurchase

During 2007, the Company approved a stock repurchase program which authorized the repurchase of up to 1,400,000 shares (split adjusted) of common stock.  On July 23, 2012, we announced the substantial completion of the existing stock repurchase program and the adoption by our Board of Directors of a new stock repurchase program.  The current program authorizes the repurchase of up to 1,700,000 additional shares of Class A common stock, or approximately 5% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. All share and per share amounts were restated for the two-for-one stock split during February 2018.

We had no stock repurchases during 2016 or 2017.

Cash Dividends

We declared cash dividends on our common stock of $0.50 per share (split adjusted) for the twelve months ended December 31, 2017, compared to $0.48 (split adjusted) per share for the twelve months ended December 31, 2016. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.  See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

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

Risk-Based Capital

Our bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2017, we meet all capital adequacy requirements to which we are subject.

As of the most recent notification from regulatory agencies, each subsidiary was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

Our risk-based capital ratios at December 31, 2017 and 2016 are presented in table 18 below:

Table 18: Risk-Based Capital

	December 31
(In thousands, except ratios)	2017	2016

Tier 1 capital
Stockholders’ equity	$2,084,564	$1,151,111
Trust preferred securities	--	60,397
Goodwill and other intangible assets	(902,371)	(354,028)
Unrealized gain on available-for-sale securities, net of income taxes	17,264	15,212
Other	--	15

Total Tier 1 capital	1,199,457	872,707

Tier 2 capital
Qualifying unrealized gain on available-for-sale equity securities	1	--
Trust preferred securities and subordinated debt	140,565
Qualifying allowance for loan losses	48,947	40,241

Total Tier 2 capital	189,513	40,241

Total risk-based capital	$1,388,970	$912,948

Risk weighted assets	$12,234,160	$6,039,034

Ratios at end of year
Common equity Tier 1 ratio (CET1)	9.80%	13.45%
Tier 1 leverage ratio	9.21%	10.95%
Tier 1 risk-based capital ratio	9.80%	14.45%
Total risk-based capital ratio	11.35%	15.12%
Minimum guidelines
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

The final rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of December 31, 2017, the Company and its bank subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Prior to December 31, 2017, tier 1 capital included common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consisted of common equity tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and such trust preferred securities are no longer included as tier 1 capital. $140.6 million of trust preferred securities and qualifying subordinated debt is included as total capital as of December 31, 2017.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2017, includes notes payable, FHLB long-term advances and trust preferred securities, all of which we are contractually obligated to repay in future periods.

Operating lease obligations entered into by the Company are generally associated with the operation of a few of our financial centers located throughout the states of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas. Our financial obligation on these locations is considered immaterial due to the limited number of financial centers that operate under an agreement of this type.  Historically, we have purchased all our automated teller machines (“ATMs”) and depreciated them over their estimated lives.  Our operating lease agreement with our service provider to replace and maintain all outdated ATMs and the related operating software terminates in March 2020.

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

The funding requirements of the Company's most significant financial commitments at December 31, 2017 are shown in table 19.

Table 19: Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$23,093	$43,708	$3,479	$148,307	$218,587
ATM lease commitments	1,359	1,698	--	--	3,057
Credit card loan commitments	564,592	--	--	--	564,592
Other loan commitments	3,086,696	--	--	--	3,086,696
Letters of credit	47,621	--	--	--	47,621

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

We believe the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP) and core net interest margin (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. This non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these non-core items to be relevant to ongoing financial performance on a per share basis.  Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

•   Calculation of annual performance-based incentives for certain executives

•   Calculation of long-term performance-based incentives for certain executives

•   Investor presentations of Company performance

We have $948.7 million and $401.5 million total goodwill and other intangible assets for the periods ended December 31, 2017 and December 31, 2016, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

All per share data has been restated to reflect the retroactive effect of the two-for-one stock split which occurred during February 2018.

During 2017, non-core items included $22.1 million of merger related and branch right sizing costs, a one-time non-cash charge of $11.5 million from the revaluation of the deferred tax assets and liabilities as a result of the tax reform recently signed into law, as previously discussed, a $5 million donation to the Simmons Foundation and a $3.7 million gain on the sale of our property and casualty insurance business lines. The net after-tax impact of these items was $26.1 million, or $0.37 per diluted earnings per share.

During 2016, we recorded after-tax merger related costs of $2.9 million, primarily related to the Citizens acquisition, resulting in a nonrecurring charge of $0.10 to diluted earnings per share. During 2016, we incurred $2.0 million in after-tax branch right sizing costs in relation to the closure of ten underperforming branches, resulting in a nonrecurring charge of $0.07 to diluted earnings per share. Also during 2016, we recognized $361,000 in net after-tax gains from the early retirement of trust preferred securities contributing $0.01 to diluted earnings per share.

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

During the third quarter of 2015, we terminated the loss-share agreements with the FDIC and incurred $4.5 million after tax one-time charge expense which resulted in a decrease of $0.16 to diluted earnings per share. We incurred after-tax costs of $1.3 million for the accelerated vesting of retirement agreements during the year, resulting in a nonrecurring charge of $0.05 to diluted earnings per share.

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

See table 20 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 20: Reconciliation of Core Earnings (non-GAAP)

(In thousands, except share data)	2017	2016	2015	2014	2013

Twelve months ended

Net Income	$92,940	$96,790	$74,107	$35,688	$23,231
Non-core items
Accelerated vesting on retirement agreements	--	--	2,209	--	--
Gain on sale of merchant services	--	--	--	(1,000)	--
Gain on sale of banking operations	--	--	(2,110)	--	--
Gain from early retirement of trust preferred securities	--	(594)	--	--	--
Gain on sale of insurance lines of business	(3,708)	--	--	--	--
Loss on FDIC loss-share termination	--	--	7,476	--	--
Donation to Simmons Foundation	5,000	--	--	--	--
Merger related costs	21,923	4,835	13,760	7,470	6,376
Change-in-control payments	--	--	--	885	--
Loss from sale of securities	--	--	--	--	193
Branch right sizing	169	3,359	3,144	(3,059)	641
Charter consolidation costs	--	--	--	652	--
Tax effect (39.225%) (1)	(8,746)	(2,981)	(8,964)	(1,929)	(2,829)
Net non-core items (before SAB 118 adjustment)	14,638	4,619	15,515	3,019	4,381
SAB 118 adjustment (2)	11,471	--	--	--	--
Diluted core earnings (non-GAAP)	$119,049	$101,409	$89,622	$38,707	$27,612

Diluted earnings per share	$1.33	$1.56	$1.31	$1.05	$0.71
Non-core items
Accelerated vesting on retirement agreements	--	--	0.04	--	--
Gain on sale of merchant services	--	--	--	(0.03)	--
Gain on sale of banking operations	--	--	(0.04)	--	--
Gain from early retirement of trust preferred securities	--	(0.01)	--	--	--
Gain on sale of insurance lines of business	(0.04)	--	--	--	--
Loss on FDIC loss-share termination	--	--	0.14	--	--
Donation to Simmons Foundation	0.07	--	--	--	--
Merger related costs	0.31	0.08	0.25	0.22	0.19
Change-in-control payments	--	--	--	0.03	--
Loss from sale of securities	--	--	--	--	0.01
Branch right sizing	--	0.06	0.06	(0.08)	0.02
Charter consolidation costs	--	--	--	0.02	--
Tax effect (39.225%) (1)	(0.13)	(0.05)	(0.17)	(0.07)	(0.09)
Net non-core items (before SAB 118 adjustment)	0.21	0.08	0.28	0.09	0.13
SAB 118 adjustment (2)	0.16	--	--	--	--
Diluted core earnings per share (non-GAAP)	$1.70	$1.64	$1.59	$1.14	$0.84

(1)	Effective tax rate of 39.225%, adjusted for non-deductible merger-related costs and deferred tax items on the sale of the insurance lines of business.
(2)	Tax adjustment to revalue deferred tax assets and liabilities to account for the future impact of lower corporate tax rates resulting from the 2017 Act, signed into law on December 22, 2017.

See table 21 below for the reconciliation of tangible book value per share.

Table 21: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except share data)	2017	2016	2015	2014	2013

Total common stockholders’ equity	$2,084,564	$1,151,111	$1,046,003	$494,319	$403,832
Intangible assets:
Goodwill	(842,651)	(348,505)	(327,686)	(108,095)	(78,529)
Other intangible assets	(106,071)	(52,959)	(53,237)	(22,526)	(14,972)
Total intangibles	(948,722)	(401,464)	(380,923)	(130,621)	(93,501)
Tangible common stockholders’ equity	$1,135,842	$749,647	$665,080	$363,698	$310,331
Shares of common stock outstanding	92,029,118	62,555,446	60,556,864	36,104,976	32,452,512

Book value per common share	$22.65	$18.40	$17.27	$13.69	$12.44

Tangible book value per common share (non-GAAP)	$12.34	$11.98	$10.98	$10.07	$9.56

See table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except share data)	2017	2016	2015	2014	2013

Total common stockholders’ equity	$2,084,564	$1,151,111	$1,046,003	$494,319	$403,832
Intangible assets:
Goodwill	(842,651)	(348,505)	(327,686)	(108,095)	(78,529)
Other intangible assets	(106,071)	(52,959)	(53,237)	(22,526)	(14,972)
Total intangibles	(948,722)	(401,464)	(380,923)	(130,621)	(93,501)
Tangible common stockholders’ equity	$1,135,842	$749,647	$665,080	$363,698	$310,331

Total assets	$15,055,806	$8,400,056	$7,559,658	$4,643,354	$4,383,100
Intangible assets:
Goodwill	(842,651)	(348,505)	(327,686)	(108,095)	(78,529)
Other intangible assets	(106,071)	(52,959)	(53,237)	(22,526)	(14,972)
Total intangibles	(948,722)	(401,464)	(380,923)	(130,621)	(93,501)
Tangible assets	$14,107,084	$7,998,592	$7,178,735	$4,512,733	$4,289,599

Ratio of common equity to assets	13.85%	13.70%	13.84%	10.65%	9.21%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.05%	9.37%	9.26%	8.06%	7.24%

See table 23 below for the calculation of return on tangible common equity.

Table 23: Calculation of Return on Tangible Common Equity (non-GAAP)

(In thousands, except share data)	2017	2016	2015	2014	2013

Twelve months ended

Net income available to common stockholders	$92,940	$96,790	$74,107	$35,688	$23,231
Amortization of intangibles, net of taxes	4,659	3,611	2,972	1,203	365
Total income available to common stockholders	$97,599	$100,401	$77,079	$36,891	$23,596

Average common stockholders’ equity	$1,390,815	$1,105,775	$938,521	$440,168	$435,918
Average intangible assets:
Goodwill	(455,453)	(332,974)	(281,133)	(88,965)	(60,655)
Other intangible assets	(68,896)	(51,710)	(42,104)	(15,533)	(4,054)
Total average intangibles	(524,349)	(384,684)	(323,237)	(104,498)	(64,709)
Average tangible common stockholders’ equity	$866,466	$721,091	$615,284	$335,670	$371,209

Return on average common equity	6.68%	8.75%	7.90%	8.11%	5.33%
Return on average tangible common equity (non-GAAP)	11.26%	13.92%	12.53%	10.99%	6.36%

See table 24 below for the calculation of core net interest margin for the periods presented.

Table 24: Reconciliation of Core Net Interest Margin (non-GAAP)

(In thousands, except share data)	2017	2016	2015	2014	2013

Twelve months ended

Net interest income	$354,930	$279,206	$278,595	$171,064	$130,850
FTE adjustment	7,723	7,722	8,517	6,840	4,951
Fully tax equivalent net interest income	362,653	286,928	287,112	177,904	135,801

Total accretable yield	(27,793)	(24,257)	(46,131)	(37,539)	(39,604)
Core net interest income	$334,860	$262,671	$240,981	$140,365	$96,197

Average earning assets	$8,908,418	$6,855,322	$6,305,966	$3,975,903	$3,224,094

Net interest margin	4.07%	4.19%	4.55%	4.47%	4.21%
Core net interest margin (non-GAAP)	3.76%	3.83%	3.82%	3.53%	2.98%

See table 25 below for the calculation of the efficiency ratio for the periods presented.

Table 25: Calculation of Efficiency Ratio

(In thousands, except share data)	2017	2016	2015	2014	2013

Twelve months ended

Non-interest expense	$312,379	$255,085	$256,970	$175,721	$134,812
Non-core non-interest expense adjustment	(27,357)	(8,435)	(18,747)	(13,747)	(7,017)
Other real estate and foreclosure expense adjustment	(3,042)	(4,389)	(4,861)	(4,507)	(1,337)
Amortization of intangibles adjustment	(7,666)	(5,942)	(4,889)	(1,979)	(601)
Efficiency ratio numerator	$274,314	$236,319	$228,473	$155,488	$125,857

Net-interest income	$354,930	$279,206	$278,595	$171,064	$130,850
Non-interest income	138,765	139,382	94,661	62,192	40,616
Non-core non-interest income adjustment	(3,972)	(835)	5,731	(8,780)	193
Fully tax-equivalent adjustment	7,723	7,722	8,517	6,840	4,951
(Gain) loss on sale of securities	(1,059)	(5,848)	(307)	(8)	151
Efficiency ratio denominator	$496,387	$419,627	$387,197	$231,308	$176,761

Efficiency ratio	55.27%	56.32%	59.01%	67.22%	71.20%

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 26.

Table 26: Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2017
Interest income	$78,427	$83,898	$87,484	$145,195	$395,004
Interest expense	6,047	7,086	8,665	18,276	40,074
Net interest income	72,380	76,812	78,819	126,919	354,930
Provision for loan losses	4,307	7,023	5,462	9,601	26,393
Gain (loss) on sale of securities	63	2,236	3	(1,243)	1,059
Non-interest income, net of gain (loss) on sale of securities	29,997	33,508	36,329	37,872	137,706
Non-interest expense	66,322	71,408	66,159	108,490	312,379
Net income available to common shareholders	22,120	23,065	28,852	18,903	92,940
Basic earnings per share (1) (2)	0.35	0.36	0.45	0.22	1.34
Diluted earnings per share (1) (2)	0.35	0.36	0.44	0.22	1.33

2016
Interest income	$75,622	$71,900	$73,418	$80,065	$301,005
Interest expense	5,390	5,317	5,355	5,737	21,799
Net interest income	70,232	66,583	68,063	74,328	279,206
Provision for loan losses	2,823	4,616	8,294	4,332	20,065
Gain on sale of securities	329	3,759	315	1,445	5,848
Non-interest income, net of gain on sale of securities	29,174	33,129	36,561	34,670	133,534
Non-interest expense	61,789	64,137	62,434	66,725	255,085
Net income available to common shareholders	23,481	22,909	23,429	26,971	96,790
Basic earnings per share (1) (2)	0.39	0.38	0.39	0.43	1.58
Diluted earnings per share (1) (2)	0.39	0.38	0.38	0.43	1.56

(1)	EPS are computed independently for each quarter and therefore the sum of each quarterly EPS may not equal the year-to-date EPS. As a result of the large stock issuances as part of the Company’s acquisitions, the computed independent quarterly average common shares outstanding and the computed year-to-date average common shares may differ significantly. The difference is based on the direct result of the varying denominator for each period presented.
(2)	The quarterly basic and diluted earnings per share have been retrospectively adjusted to reflect the two-for-one stock split of our common stock effected on February 8, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in its subsidiary banks, and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2017, undivided profits of Simmons Bank were approximately $292.8 million, of which approximately $7.5 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Banks

Generally speaking, the Company's subsidiary banks rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The subsidiary banks’ primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of the subsidiary banks monitor these same indicators and make adjustments as needed. At December 31, 2017, the subsidiary banks and total corporate liquidity remain strong.

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

The first source of liquidity available to the Company is Federal funds.  Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet.  The Company and the Bank have approximately $395 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed.  In order to ensure availability of these upstream funds we test these borrowing lines at least annually.  Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, the bank subsidiaries have lines of credit available with the Federal Home Loan Bank.  While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs.  Approximately $2.3 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity.  These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations.  Approximately 81.2% of the investment portfolio is classified as available-for-sale.  We also use securities held in the securities portfolio to pledge when obtaining public funds.

Sixth, we have a network of correspondent banks from which we can access debt to meet liquidity needs, as was demonstrated by the $52.3 million of unsecured debt issued in the fourth quarter of 2015 and the $75 million line of credit that was executed during the fourth quarter of 2017.

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

As of December 31, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 2.78% and 5.00%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -3.54% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 100 basis points as of December 31, 2017 is considered remote given current interest rate levels and recent rate increases by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2017.

Table 27: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	5.00%
Up 100 basis points	2.78%
Down 100 basis points	-3.54%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 54 hereof.

Management’s Report on Internal Control Over Financial Reporting

The management of Simmons First National Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by Securities and Exchange Commission guidance, management excluded from its assessment the operations of Southwest Bancorp, Inc. and First Texas BHC, Inc., acquisitions made during 2017, which are described in Note 2 of the Consolidated Financial Statements. The total assets of the entities acquired in the Southwest Bancorp, Inc. and First Texas BHC, Inc. acquisitions represented approximately 18% and 19%, respectively, of the Company’s total consolidated assets as of December 31, 2017. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.

As permitted, the Company excluded the operations of Bank SNB of Oklahoma City, Oklahoma and Southwest Bank of Fort Worth, Texas, financial institutions acquired on October 19, 2017, whose financial statements together constitute 37% and 12% of total assets and total revenues, respectively, from the scope of management’s report on internal control over financial reporting. As such, these entities have also been excluded from the scope of our audit of internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control over Financial Reporting

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

BKD, LLP /s/ BKD, LLP

Little Rock, Arkansas

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 31, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP /s/ BKD, LLP

We have served as the Company’s auditor since 1972.

Little Rock, Arkansas

February 28, 2018

Simmons First National Corporation

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share data)	2017	2016

ASSETS
Cash and non-interest bearing balances due from banks	$205,025	$117,007
Interest bearing balances due from banks and federal funds sold	393,017	168,652
Cash and cash equivalents	598,042	285,659
Interest bearing balances due from banks – time	3,314	4,563
Investment securities:
Held-to-maturity	368,058	462,096
Available-for-sale	1,589,517	1,157,354
Total investments	1,957,575	1,619,450
Mortgage loans held for sale	24,038	27,788
Assets held in trading accounts	--	41
Other assets held for sale	165,780	--
Loans:
Legacy loans	5,705,609	4,327,207
Allowance for loan losses	(41,668)	(36,286)
Loans acquired, net of discount and allowance	5,074,076	1,305,683
Net loans	10,738,017	5,596,604
Premises and equipment	287,249	199,359
Premises held for sale	--	6,052
Foreclosed assets and other real estate owned	32,118	26,895
Interest receivable	43,528	27,788
Bank owned life insurance	185,984	138,620
Goodwill	842,651	348,505
Other intangible assets	106,071	52,959
Other assets	71,439	65,773
Total assets	$15,055,806	$8,400,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$2,665,249	$1,491,676
Interest bearing transaction accounts and savings deposits	6,494,896	3,956,483
Time deposits	1,932,730	1,287,060
Total deposits	11,092,875	6,735,219
Federal funds purchased and securities sold under agreements to repurchase	122,444	115,029
Other borrowings	1,380,024	273,159
Subordinated debentures	140,565	60,397
Other liabilities held for sale	157,366	--
Accrued interest and other liabilities	77,968	65,141
Total liabilities	12,971,242	7,248,945

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized; 92,029,118 and 62,555,446 shares issued and outstanding at December 31, 2017 and 2016, respectively	920	626
Surplus	1,586,034	711,663
Undivided profits	514,874	454,034
Accumulated other comprehensive loss	(17,264)	(15,212)
Total stockholders’ equity	2,084,564	1,151,111
Total liabilities and stockholders’ equity	$15,055,806	$8,400,056

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except per share data (1))	2017	2016	2015

INTEREST INCOME
Loans	$352,351	$265,652	$268,367
Interest bearing balances due from banks and federal funds sold	1,933	756	899
Investment securities	40,115	33,479	30,613
Mortgage loans held for sale	605	1,102	1,051
Assets held in trading accounts	--	16	18
TOTAL INTEREST INCOME	395,004	301,005	300,948

INTEREST EXPENSE
Deposits	27,756	15,217	15,248
Federal funds purchased and securities sold under agreements to repurchase	347	273	236
Other borrowings	8,621	4,148	5,097
Subordinated debentures	3,350	2,161	1,772
TOTAL INTEREST EXPENSE	40,074	21,799	22,353

NET INTEREST INCOME	354,930	279,206	278,595
Provision for loan losses	26,393	20,065	9,022

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	328,537	259,141	269,573

NON-INTEREST INCOME
Trust income	18,570	15,442	9,261
Service charges on deposit accounts	36,079	32,414	30,985
Other service charges and fees	9,919	12,872	8,756
Mortgage and SBA lending income	13,316	16,483	11,452
Investment banking income	2,793	3,471	2,590
Debit and credit card fees	34,258	30,740	26,660
Bank owned life insurance income	3,503	3,324	2,680
Gain on sale of securities, net	1,059	5,848	307
Net loss on assets covered by FDIC loss share agreements	--	--	(14,812)
Other income	19,268	18,788	16,782
TOTAL NON-INTEREST INCOME	138,765	139,382	94,661

NON-INTEREST EXPENSE
Salaries and employee benefits	154,314	133,457	138,243
Occupancy expense, net	21,159	18,667	16,858
Furniture and equipment expense	19,366	16,683	14,352
Other real estate and foreclosure expense	3,042	4,461	4,861
Deposit insurance	3,696	3,469	4,201
Merger related costs	21,923	4,835	13,760
Other operating expenses	88,879	73,513	64,695
TOTAL NON-INTEREST EXPENSE	312,379	255,085	256,970

INCOME BEFORE INCOME TAXES	154,923	143,438	107,264
Provision for income taxes	61,983	46,624	32,900

NET INCOME	92,940	96,814	74,364
Preferred stock dividends	--	24	257
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$92,940	$96,790	$74,107
BASIC EARNINGS PER SHARE	$1.34	$1.58	$1.32
DILUTED EARNINGS PER SHARE	$1.33	$1.56	$1.31

(1)	All per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015

NET INCOME	$92,940	$96,814	$74,364

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale loans and securities	2,645	(14,797)	(1,880)
Less: Reclassification adjustment for realized gains included in net income	1,059	5,848	307
Other comprehensive income (loss), before tax effect	1,586	(20,645)	(2,187)

Less: Tax effect of other comprehensive income (loss)	622	(8,098)	(858)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	964	(12,547)	(1,329)

COMPREHENSIVE INCOME	$93,904	$84,267	$73,035

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$92,940	$96,814	$74,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,062	16,978	13,654
Provision for loan losses	26,393	20,065	9,022
Gain on sale of investments	(1,059)	(5,848)	(307)
Net accretion of investment securities and assets not covered by FDIC loss share	(38,090)	(31,928)	(32,933)
Net amortization on borrowings	561	421	375
Stock-based compensation expense	10,681	3,418	4,018
Net accretion on assets covered by FDIC loss share	--	--	(2,709)
(Gain) loss on sale of premises and equipment, net of impairment	(615)	(225)	381
Gain on sale of foreclosed assets and other real estate owned	(1,076)	(2,432)	(4,339)
Gain on sale of mortgage loans held for sale	(12,186)	(14,683)	(11,625)
Fair value write-down of closed branches	325	3,000	1,958
Deferred income taxes	23,251	9,832	13,599
FDIC loss share indemnification loss	--	--	7,476
Gain on sale of banking operation	--	--	(2,110)
Gain on sale of insurance lines of business	(3,708)	--	--
Increase in cash surrender value of bank owned life insurance income	(3,503)	(3,324)	(2,680)
Originations of mortgage loans held for sale	(507,907)	(618,453)	(571,750)
Proceeds from sale of mortgage loans held for sale	526,245	635,613	574,375
Changes in assets and liabilities:
Interest receivable	(2,432)	(1,197)	713
Assets held in trading accounts	41	4,381	2,565
Other assets	12,456	(8,254)	5,453
Accrued interest and other liabilities	(14,194)	(14,959)	1,393
Income taxes payable	(14,604)	1,915	3,466
Net cash provided by operating activities	114,581	91,134	84,359
INVESTING ACTIVITIES
Net originations of loans not covered by FDIC loss share	(698,532)	(368,162)	(301,323)
Net collections of loans covered by FDIC loss share	--	--	23,646
Decrease in due from banks - time	3,233	9,544	10,879
Purchases of premises and equipment, net	(34,216)	(18,892)	(14,832)
Proceeds from sale of premises and equipment	3,475	1,628	5,738
Purchases of other real estate owned	(1,021)	--	--
Proceeds from sale of foreclosed assets and other real estate owned	18,255	29,055	40,988
Proceeds from sale of foreclosed assets held for sale, covered by FDIC loss share	--	--	2,858
Proceeds from sale of available-for-sale securities	679,613	346,273	32,007
Proceeds from maturities of available-for-sale securities	487,717	257,388	435,438
Purchases of available-for-sale securities	(854,708)	(861,572)	(445,281)
Proceeds from maturities of held-to-maturity securities	97,494	250,636	281,120
Purchases of held-to-maturity securities	(860)	(6,162)	(59,486)
Proceeds from bank owned life insurance death benefits	--	3,039	--
Purchases of bank owned life insurance	(143)	(143)	(12,143)
Settlement of FDIC loss share agreements	--	--	2,368
Cash received on FDIC loss share	--	--	3,980
Cash paid on sale of banking operations, net of cash received	--	--	(68,273)
Proceeds from the sale of insurance lines of business	9,296	--	--
Cash paid in business combinations, net of cash received	(48,092)	--	--
Cash received in business combinations, net of cash paid	--	106,419	197,029
Net cash (used in) provided by investing activities	(338,489)	(250,949)	134,713
FINANCING ACTIVITIES
Net change in deposits	120,667	139,266	(107,633)
Repayments of subordinated debentures and subordinated debt	(3,000)	(594)	--
Dividends paid on preferred stock	--	(24)	(257)
Dividends paid on common stock	(35,116)	(28,743)	(27,026)
Net change in other borrowed funds	521,865	106,823	(143,914)
Net change in federal funds purchased and securities sold under agreements to repurchase	(71,003)	2,398	(27,418)
Net shares issued under stock compensation plans	2,260	4,352	3,303
Shares issued under employee stock purchase plan	618	586	226
Redemption of preferred stock	--	(30,852)	--
Net cash provided by (used in) financing activities	536,291	193,212	(302,719)
INCREASE (DECREASE) IN CASH EQUIVALENTS	312,383	33,397	(83,647)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	285,659	252,262	335,909
CASH AND CASH EQUIVALENTS, END OF YEAR	$598,042	$285,659	$252,262

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share data (1))	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2014	$--	$361	$156,388	$(1,336)	$338,906	$494,319

Comprehensive income	--	--	--	(1,329)	74,364	73,035
Stock issued for employee stock purchase plan – 13,056 shares	--	--	226	--	--	226
Stock-based compensation plans, net – 291,748 shares	--	3	7,318	--	--	7,321
Stock issued for Community First acquisition – 30,852 preferred shares; 13,105,830 common shares	30,852	131	268,211	--	--	299,194
Stock issued for Liberty acquisition – 10,362,674 common shares	--	104	212,072	--	--	212,176
Stock issued for Ozark Trust acquisition – 678,580 common shares	--	7	17,860	--	--	17,867
Dividends on preferred stock	--	--	--	--	(257)	(257)
Cash dividends – $0.46 per share	--	--	--	--	(27,026)	(27,026)

Balance, December 31, 2015	30,852	606	662,075	(2,665)	385,987	1,076,855

Comprehensive income	--	--	--	(12,547)	96,814	84,267
Stock issued for employee stock purchase plan – 31,470 shares	--	--	586	--	--	586
Stock-based compensation plans, net – 295,630 shares	--	3	7,767	--	--	7,770
Stock issued for Citizens National acquisition – 1,671,482 common shares	--	17	41,235	--	--	41,252
Preferred stock redeemed	(30,852)	--	--	--	--	(30,852)
Dividends on preferred stock	--	--	--	--	(24)	(24)
Dividends on common stock – $0.48 per share	--	--	--	--	(28,743)	(28,743)

Balance, December 31, 2016	--	626	711,663	(15,212)	454,034	1,151,111

Comprehensive income	--	--	--	964	92,940	93,904
Reclassify stranded tax effects due to 2017 tax law changes	--	--	--	(3,016)	3,016	--
Stock issued for employee stock purchase plan – 26,002 shares	--	--	618	--	--	618
Stock-based compensation plans, net – 359,286 shares	--	3	12,938	--	--	12,941
Stock issued for Hardeman acquisition – 1,599,940 common shares	--	16	42,622	--	--	42,638
Stock issued for OKSB acquisition –14,488,604 common shares	--	145	431,253	--	--	431,398
Stock issued for First Texas acquisition – 12,999,840 common shares	--	130	386,940	--	--	387,070
Dividends on common stock – $0.50 per share	--	--	--	--	(35,116)	(35,116)

Balance, December 31, 2017	$--	$920	$1,586,034	$(17,264)	$514,874	$2,084,564

(1)	All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Notes to Consolidated Financial Statements.

Simmons First National Corporation

Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (the “Company”) is primarily engaged in providing a full range of banking services to individual and corporate customers through its subsidiaries and their branch banks with offices. We are headquartered in Pine Bluff, Arkansas and conduct banking operations in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas. We offer consumer, real estate and commercial loans, checking, savings and time deposits from our 200 financial centers conveniently located throughout our market areas. Additionally, we offer specialized products and services such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending. The Company is subject to regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of Simmons First National Corporation and its subsidiaries, including Simmons Bank, Bank SNB and Southwest Bank. Significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is organized on a divisional basis.  Each of the divisions provide a group of similar community banking services, including such products and services as loans; time deposits, checking and savings accounts; personal and corporate trust services; credit cards; investment management; insurance; and securities and investment services. Loan products include consumer, real estate, commercial, agricultural, equipment and SBA lending. The individual bank divisions have similar operating and economic characteristics. While the chief operating decision maker monitors the revenue streams of the various products, services, branch locations and divisions, operations are managed, financial performance is evaluated, and management makes decisions on how to allocate resources on a Company-wide basis. Accordingly, the divisions are considered by management to be aggregated into one reportable operating segment, community banking.

The Company also considers its trust, investment and insurance services to be operating segments. Information on these segments is not reported separately since they do not meet the quantitative thresholds under Accounting Standards Codification (“ASC”) Topic 280-10-50-12.

Use of Estimates

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements and actual results may differ from these estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of acquired loans and related indemnification asset.  Management obtains independent appraisals for significant properties in connection with the determination of the allowance for loan losses and the valuation of foreclosed assets.

Reclassifications

Certain gains and fees were reclassified within non-interest income categories in the 2016 statements of income to conform to the 2017 presentation. Various other items within the accompanying consolidated financial statements for previous years have been reclassified to provide more comparative information. These reclassifications were not material to the consolidated financial statements.

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

Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs.  Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments.  These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund.  Typically, the Company delivers the mortgage loans within a few days after the loans are funded.  These commitments are derivative instruments and their fair values at December 31, 2017 and 2016 are not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  Fees received from borrowers to guarantee the funding of mortgage loans held for sale are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

Covered Loans and Related Indemnification Asset

In September 2015, Simmons Bank entered into an agreement with the FDIC to terminate all loss share agreements which were entered into in 2010 and 2012 in conjunction with the Company’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of four failed banks in FDIC-assisted transactions. Under the early termination, all rights and obligations of the Company and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

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

Trust Assets

Trust assets (other than cash deposits) held by the Company in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Company.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers.  The Company records all derivatives on the balance sheet at fair value.  In an effort to meet the financing needs of its customers, the Company has entered into limited fair value hedges.  Fair value hedges include interest rate swap agreements on fixed rate loans.  To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the point of inception of the derivative contract.

For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument.  The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings.

The notional amount of the swaps was $303.5 million at December 31, 2017, and $99.2 million at December 31, 2016.

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

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year.  Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. All share and per share amounts have been restated to reflect the effect of the two-for-one stock split during February 2018.

The computation of per share earnings is as follows:

(In thousands, except per share data)	2017	2016	2015

Net income available to common shareholders	$92,940	$96,790	$74,107

Average common shares outstanding	69,385	61,291	56,168
Average potential dilutive common shares	468	636	252
Average diluted common shares	69,853	61,927	56,420

Basic earnings per share	$1.34	$1.58	$1.32
Diluted earnings per share	$1.33	$1.56	$1.31

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the years ended December 31, 2017, 2016 and 2015.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  For additional information, see Note 14, Employee Benefit Plans.

NOTE 2: ACQUISITIONS

Southwest Bancorp, Inc.

On October 19, 2017, the Company completed the acquisition of Southwest Bancorp, Inc. (“OKSB”) headquartered in Stillwater, Oklahoma, including its wholly-owned bank subsidiary, Bank SNB. The Company issued 14,488,604 shares of its common stock valued at approximately $431.4 million as of October 19, 2017, plus $95.0 million in cash in exchange for all outstanding shares of OKSB common stock.

Prior to the acquisition, OKSB conducted banking business from 29 branches located in Texas, Oklahoma, Kansas and Colorado. In addition, OKSB owned a loan production office in Denver, Colorado. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $2.7 billion in assets, including approximately $2.0 billion in loans (inclusive of loan discounts) and approximately $2.0 billion in deposits. The systems conversion is planned to occur during May 2018, at which time the subsidiary bank will be merged into Simmons Bank.

Goodwill of $228.9 million was recorded as a result of the transaction. The acquisition allowed us to enter the Texas, Oklahoma, and Colorado banking markets and it also strengthened our Kansas franchise and our product offerings in the healthcare and real estate industries, all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the OKSB transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from OKSB	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$79,517	$--	$79,517
Investment securities	485,468	(1,295)	484,173
Loans acquired	2,039,524	(43,071)	1,996,453
Allowance for loan losses	(26,957)	26,957	--
Foreclosed assets	6,284	(1,127)	5,157
Premises and equipment	21,210	5,457	26,667
Bank owned life insurance	28,704	--	28,704
Goodwill	13,545	(13,545)	--
Core deposit intangible	1,933	40,191	42,124
Other intangibles	3,806	--	3,806
Other assets	33,455	(8,929)	24,526
Total assets acquired	$2,686,489	$4,638	$2,691,127

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$485,971	$--	$485,971
Interest bearing transaction accounts and savings deposits	869,252	--	869,252
Time deposits	613,345	(2,213)	611,132
Total deposits	1,968,568	(2,213)	1,966,355
Securities sold under agreement to repurchase	11,256	--	11,256
Other borrowings	347,000	--	347,000
Subordinated debentures	46,393	--	46,393
Accrued interest and other liabilities	17,440	5,364	22,804
Total liabilities assumed	2,390,657	3,151	2,393,808
Equity	295,832	(295,832)	--
Total equity assumed	295,832	(295,832)	--
Total liabilities and equity assumed	$2,686,489	$(292,681)	$2,393,808
Net assets acquired			297,319
Purchase price			526,251
Goodwill			$228,932

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

The Company’s operating results for 2017 include the operating results of the acquired assets and assumed liabilities of OKSB subsequent to the acquisition date.

First Texas BHC, Inc.

On October 19, 2017, the Company completed the acquisition of First Texas BHC, Inc. (“First Texas”) headquartered in Fort Worth, Texas, including its wholly-owned bank subsidiary, Southwest Bank. The Company issued 12,999,840 shares of its common stock valued at approximately $387.1 million as of October 19, 2017, plus $70.0 million in cash in exchange for all outstanding shares of First Texas common stock.

Prior to the acquisition, First Texas operated 15 banking centers, a trust office and a limited service branch in north Texas and a loan production office in Austin, Texas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $2.4 billion in assets, including approximately $2.2 billion in loans (inclusive of loan discounts) and approximately $1.9 billion in deposits. The Company completed the systems conversion and merged First Texas into Simmons Bank in February 2018.

Goodwill of $238.0 million was recorded as a result of the transaction. The acquisition allowed us to enter the Texas banking markets and it also strengthened our specialty product offerings in the area of SBA lending and trust services, all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the First Texas transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from First Texas	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$59,277	$--	$59,277
Investment securities	81,114	(596)	80,518
Loans acquired	2,246,212	(37,834)	2,208,378
Allowance for loan losses	(20,864)	20,664	(200)
Premises and equipment	24,864	10,123	34,987
Bank owned life insurance	7,190	--	7,190
Goodwill	37,227	(37,227)	--
Core deposit intangible	--	7,328	7,328
Other assets	18,263	12,703	30,966
Total assets acquired	$2,453,283	$(24,839)	$2,428,444

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$74,410	$--	$74,410
Interest bearing transaction accounts and savings deposits	1,683,298	--	1,683,298
Time deposits	124,233	(283)	123,950
Total deposits	1,881,941	(283)	1,881,658
Securities sold under agreement to repurchase	50,000	--	50,000
Other borrowings	235,000	--	235,000
Subordinated debentures	30,323	(811)	29,512
Accrued interest and other liabilities	11,727	1,463	13,190
Total liabilities assumed	2,208,991	369	2,209,360
Equity	244,292	(244,292)	--
Total equity assumed	244,292	(244,292)	--
Total liabilities and equity assumed	$2,453,283	$(243,923)	$2,209,360
Net assets acquired			219,084
Purchase price			457,103
Goodwill			$238,019

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

The Company’s operating results for 2017 include the operating results of the acquired assets and assumed liabilities of First Texas subsequent to the acquisition date.

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the years ended December 31, 2017 and 2016 gives effect to the OKSB and First Texas acquisitions as if the acquisitions had occurred on January 1, 2016. Pro forma earnings for the year ended December 31, 2017 were adjusted to exclude $9.4 million of acquisition-related costs, net of tax, incurred by Simmons during 2017. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

(In thousands, except per share data)	2017	2016
Revenue (1)	$654,358	$620,461
Net income	$130,947	$136,199
Diluted earnings per share	$1.43	$1.52

_________________________

(1) Net interest income plus noninterest income.

Consolidated year-to-date 2017 results included approximately $29.2 million of revenue and $10.5 million of net income attributable to the OKSB acquisition and $27.6 million of revenue and $5.7 million of net income attributable to the First Texas acquisition.

Hardeman County Investment Company, Inc.

On May 15, 2017, the Company completed the acquisition of Hardeman County Investment Company, Inc. (“Hardeman”), headquartered in Jackson, Tennessee, including its wholly-owned bank subsidiary, First South Bank. The Company issued 1,599,940 shares of its common stock valued at approximately $42.6 million as of May 15, 2017, plus $30.0 million in cash in exchange for all outstanding shares of Hardeman common stock.

Prior to the acquisition, Hardeman conducted banking business from 10 branches located in western Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $462.9 million in assets, including approximately $251.6 million in loans (inclusive of loan discounts) and approximately $389.0 million in deposits. The Company completed the systems conversion and merged Hardeman into Simmons Bank in September 2017. As part of the systems conversion, five existing Simmons Bank and First South Bank branches were consolidated or closed.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Hardeman transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Hardeman	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$8,001	$--	$8,001
Interest bearing balances due from banks - time	1,984	--	1,984
Investment securities	170,654	(285)	170,369
Loans acquired	257,641	(5,992)	251,649
Allowance for loan losses	(2,382)	2,382	--
Foreclosed assets	1,083	(452)	631
Premises and equipment	9,905	1,258	11,163
Bank owned life insurance	7,819	--	7,819
Goodwill	11,485	(11,485)	--
Core deposit intangible	--	7,840	7,840
Other intangibles	--	830	830
Other assets	2,639	(1)	2,638
Total assets acquired	$468,829	$(5,905)	$462,924

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$76,555	$--	$76,555
Interest bearing transaction accounts and savings deposits	214,872	--	214,872
Time deposits	97,917	(368)	97,549
Total deposits	389,344	(368)	388,976
Securities sold under agreement to repurchase	17,163	--	17,163
Other borrowings	3,000	--	3,000
Subordinated debentures	6,702	--	6,702
Accrued interest and other liabilities	1,891	1,924	3,815
Total liabilities assumed	418,100	1,556	419,656
Equity	50,729	(50,729)	--
Total equity assumed	50,729	(50,729)	--
Total liabilities and equity assumed	$468,829	$(49,173)	$419,656
Net assets acquired			43,268
Purchase price			72,639
Goodwill			$29,371

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

Citizens National Bank

On September 9, 2016, the Company completed the acquisition of Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. The Company issued 1,671,482 shares of its common stock valued at approximately $41.3 million as of September 9, 2016, plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock.

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

Liberty Bancshares, Inc.

On February 27, 2015, the Company completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), headquartered in Springfield, Missouri, including its wholly-owned bank subsidiary Liberty Bank (“LB”). The Company issued 10,362,674 shares of its common stock valued at approximately $212.2 million as of February 27, 2015 in exchange for all outstanding shares of Liberty common stock.

Prior to the acquisition, Liberty conducted banking business from 24 branches located in southwest Missouri. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.1 billion in assets, including approximately $780.7 million in loans (inclusive of loan discounts) and approximately $874.7 million in deposits. The Company completed the systems conversion and merged LB into Simmons Bank in April 2015.

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

The Company’s operating results for all periods presented include the operating results of the acquired assets and assumed liabilities of Liberty subsequent to the acquisition date.

Community First Bancshares, Inc.

On February 27, 2015, the Company completed the acquisition of Community First Bancshares, Inc. (“Community First”), headquartered in Union City, Tennessee, including its wholly-owned bank subsidiary First State Bank (“FSB”). The Company issued 13,105,830 shares of its common stock valued at approximately $268.3 million as of February 27, 2015, plus $9,974 in cash in exchange for all outstanding shares of Community First common stock. The Company also issued $30.9 million of preferred stock in exchange for all outstanding shares of Community First preferred stock. On January 29, 2016, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

Prior to the acquisition, Community First conducted banking business from 33 branches located across Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.9 billion in assets, including approximately $1.1 billion in loans (inclusive of loan discounts) and approximately $1.5 billion in deposits. The Company completed the systems conversion and merged FSB into Simmons Bank in September 2015.

Goodwill of $110.4 million was recorded as a result of the transaction. The merger allowed the Company’s entrance into the Tennessee market and served as a launching platform for expansion into adjacent areas. The Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions. Furthermore, the Company will benefit from the addition of Community First's small-business lending platform while cross-selling its trust products in Community First’s market. This combination of factors gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

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

The Company’s operating results for all periods presented include the operating results of the acquired assets and assumed liabilities of Community First subsequent to the acquisition date.

Ozark Trust & Investment Corporation

On October 29, 2015, the Company completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), headquartered in Springfield, Missouri, including its wholly-owned non-deposit trust company, Trust Company of the Ozarks (“TCO”). Simmons issued 678,580 shares of its common stock valued at approximately $17.9 million as of October 29, 2015, plus $5.8 million in cash in exchange for all outstanding shares of Ozark Trust common stock.

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

The Company’s operating results for all periods presented include the operating results of the acquired assets and assumed liabilities of Ozark Trust subsequent to the acquisition date.

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

Other intangibles – These intangible assets represent the value of the relationships that Citizens and Ozarks Trust had with their trust customers and Hardeman and Community First had with their insurance customers.  The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Intangible assets for the OKSB acquisition represent mortgage servicing rights. Other intangibles established prior to the acquisitions, if applicable, were written off.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	Years Ended December 31
	2017				2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity

U.S. Government agencies	$46,945	$7	$(228)	$46,724	$76,875	$107	$(182)	$76,800
Mortgage-backed securities	16,132	8	(287)	15,853	19,773	63	(249)	19,587
State and political subdivisions	301,491	5,962	(222)	307,231	362,532	4,967	(842)	366,657
Other securities	3,490	--	--	3,490	2,916	--	--	2,916

Total HTM	$368,058	$5,977	$(737)	$373,298	$462,096	$5,137	$(1,273)	$465,960

Available-for-Sale

U.S. Treasury	$--	$--	$--	$--	$300	$--	$--	$300
U.S. Government agencies	141,559	116	(1,951)	139,724	140,005	67	(2,301)	137,771
Mortgage-backed securities	1,208,017	246	(20,946)	1,187,317	885,783	178	(17,637)	868,324
State and political subdivisions	144,642	532	(2,009)	143,165	108,374	38	(5,469)	102,943
Other securities	118,106	1,206	(1)	119,311	47,022	996	(2)	48,016

Total AFS	$1,612,324	$2,100	$(24,907)	$1,589,517	$1,181,484	$1,279	$(25,409)	$1,157,354

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2017 and 2016, was $1.4 billion and $1.2 billion, which is approximately 73.5% and 75.7%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2017

Held-to-Maturity

U.S. Government agencies	$11,961	$6	$32,778	$222	$44,739	$228
Mortgage-backed securities	5,471	47	8,946	240	14,417	287
State and political subdivisions	40,299	198	1,887	24	42,186	222

Total HTM	$57,731	$251	$43,611	$486	$101,342	$737

Available-for-Sale

U.S. Government agencies	$91,988	$921	$25,742	$1,030	$117,730	$1,951
Mortgage-backed securities	510,770	4,516	609,329	16,430	1,120,099	20,946
State and political subdivisions	25,049	202	75,404	1,807	100,453	2,009
Other securities	--	--	99	1	99	1

Total AFS	$627,807	$5,639	$710,574	$19,268	$1,338,381	$24,907

December 31, 2016

Held-to-Maturity

U.S. Government agencies	$32,859	$141	$19,959	$41	$52,818	$182
Mortgage-backed securities	11,833	205	1,465	44	13,298	249
State and political subdivisions	104,974	841	330	1	105,304	842

Total HTM	$149,666	$1,187	$21,754	$86	$171,420	$1,273

Available-for-Sale

U.S. Government agencies	$126,325	$2,301	$--	$--	$126,325	$2,301
Mortgage-backed securities	833,393	17,637	--	--	833,393	17,637
State and political subdivisions	94,922	5,469	--	--	94,922	5,469
Other securities	99	2	--	--	99	2

Total AFS	$1,054,739	$25,409	$--	$--	$1,054,739	$25,409

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2017, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2017, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the years ended December 31, 2017, 2016 and 2015, is as follows:

(In thousands)	2017	2016	2015

Taxable
Held-to-maturity	$2,521	$3,778	$5,162
Available-for-sale	25,996	17,928	12,129

Non-taxable
Held-to-maturity	8,693	10,641	11,635
Available-for-sale	2,905	1,132	1,687

Total	$40,115	$33,479	$30,613

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$46,377	$46,255	$590	$591
After one through five years	85,451	85,581	35,616	35,246
After five through ten years	92,361	93,400	24,203	23,953
After ten years	127,737	132,209	225,892	223,198
Securities not due on a single maturity date	16,132	15,853	1,208,017	1,187,317
Other securities (no maturity)	--	--	118,006	119,212

Total	$368,058	$373,298	$1,612,324	$1,589,517

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.2 billion at December 31, 2017 and $915.2 million at December 31, 2016.

There were $2.4 million of gross realized gains and $1.3 million of realized losses from the sale of securities during the year ended December 31, 2017. There were $5.8 million of gross realized gains and no realized losses from the sale of securities during the year ended December 31, 2016. There were $350,000 of gross realized gains and $43,000 of realized losses from the sale of securities during the year ended December 31, 2015. The income tax expense/benefit related to security gains/losses was 39.225% of the gross amounts.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Oklahoma, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

In August 2017, the Company, through its bank subsidiary, Simmons Bank, acquired the stock of Heartland Bank at a public auction to satisfy certain indebtedness of its holding company, Rock Bancshares, Inc. The Company has $165.8 million of other assets held for sale and $157.4 million of other liabilities held for sale, at fair value at December 31, 2017.

In December 2017, Heartland Bank announced the sale of the majority of its branches, as well as all of its deposits, to Relyance Bank, N.A. The completion of the transaction is contingent on the approval of regulatory agencies and the satisfaction of other conditions set forth in the purchase and assumption agreement. The transaction is expected to close in March 2018 and the Company will continue to work through the disposition of Heartland Bank’s remaining assets and expects to be complete within one year of the acquisition.

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

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2017, the Company’s loan portfolio was $10.78 billion, compared to $5.63 billion at December 31, 2016.  The various categories of loans are summarized as follows:

(In thousands)	2017	2016

Consumer:
Credit cards	$185,422	$184,591
Other consumer	280,094	303,972
Total consumer	465,516	488,563
Real estate:
Construction	614,155	336,759
Single family residential	1,094,633	904,245
Other commercial	2,530,824	1,787,075
Total real estate	4,239,612	3,028,079
Commercial:
Commercial	825,217	639,525
Agricultural	148,302	150,378
Total commercial	973,519	789,903
Other	26,962	20,662
Loans	5,705,609	4,327,207
Loans acquired, net of discount and allowance (1)	5,074,076	1,305,683

Total loans	$10,779,685	$5,632,890

  ______________________

(1)	See Note 6, Loans Acquired, for segregation of loans acquired by loan class.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, a factor that influenced the Company’s judgment regarding the allowance for loan losses consists of a eight-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchases or other expansion projects.  Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations.  The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates.  Term loans are generally set up with one or three year balloons, and the Company has instituted a pricing mechanism for commercial loans.  It is standard practice to require personal guaranties on commercial loans for closely-held or limited liability entities.

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

Nonaccrual loans, excluding loans acquired, at December 31, 2017 and 2016, segregated by class of loans, are as follows:

(In thousands)	2017	2016

Consumer:
Credit cards	$170	$373
Other consumer	4,605	1,793
Total consumer	4,775	2,166
Real estate:
Construction	2,242	3,411
Single family residential	13,431	12,139
Other commercial	16,054	12,385
Total real estate	31,727	27,935
Commercial:
Commercial	6,980	7,765
Agricultural	2,160	1,238
Total commercial	9,140	9,003

Total	$45,642	$39,104

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2017
Consumer:
Credit cards	$707	$672	$1,379	$184,043	$185,422	$332
Other consumer	5,009	3,298	8,307	271,787	280,094	10
Total consumer	5,716	3,970	9,686	455,830	465,516	342
Real estate:
Construction	411	1,210	1,621	612,534	614,155	--
Single family residential	8,071	6,460	14,531	1,080,102	1,094,633	1
Other commercial	2,388	8,031	10,419	2,520,405	2,530,824	--
Total real estate	10,870	15,701	26,571	4,213,041	4,239,612	1
Commercial:
Commercial	1,523	6,125	7,648	817,569	825,217	--
Agricultural	50	2,120	2,170	146,132	148,302
Total commercial	1,573	8,245	9,818	963,701	973,519	--
Other	--	--	--	26,962	26,962	--

Total	$18,159	$27,916	$46,075	$5,659,534	$5,705,609	$343

December 31, 2016
Consumer:
Credit cards	$716	$275	$991	$183,600	$184,591	$275
Other consumer	3,786	1,027	4,813	299,159	303,972	11
Total consumer	4,502	1,302	5,804	482,759	488,563	286
Real estate:
Construction	1,420	1,246	2,666	334,093	336,759	--
Single family residential	6,310	5,927	12,237	892,008	904,245	14
Other commercial	4,212	6,722	10,934	1,776,141	1,787,075	--
Total real estate	11,942	13,895	25,837	3,002,242	3,028,079	14
Commercial:
Commercial	2,040	5,296	7,336	632,189	639,525	--
Agricultural	121	1,215	1,336	149,042	150,378	--
Total commercial	2,161	6,511	8,672	781,231	789,903	--
Other	--	--	--	20,662	20,662	--

Total	$18,605	$21,708	$40,313	$4,286,894	$4,327,207	$300

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

December 31, 2017
Consumer:
Credit cards	$170	$170	$--	$170	$--	$268	$47
Other consumer	4,755	4,605	--	4,605	--	3,089	106
Total consumer	4,925	4,775	--	4,775	--	3,357	153
Real estate:
Construction	2,522	1,347	895	2,242	249	2,711	93
Single family residential	14,347	12,725	706	13,431	53	12,904	443
Other commercial	22,308	6,732	9,133	15,865	36	18,624	639
Total real estate	39,177	20,804	10,734	31,538	338	34,239	1,175
Commercial:
Commercial	9,954	4,306	2,269	6,575	--	11,670	400
Agricultural	3,278	1,035	--	1,035	--	1,522	52
Total commercial	13,232	5,341	2,269	7,610	--	13,192	452

Total	$57,334	$30,920	$13,003	$43,923	$338	$50,788	$1,780

December 31, 2016
Consumer:
Credit cards	$373	$373	$--	$373	$--	$346	$20
Other consumer	1,836	1,797	3	1,800	1	1,066	47
Total consumer	2,209	2,170	3	2,173	1	1,412	67
Real estate:
Construction	4,275	1,038	2,374	3,412	156	4,436	196
Single family residential	12,970	10,630	1,753	12,383	162	9,486	419
Other commercial	20,993	6,891	7,315	14,206	99	14,932	659
Total real estate	38,238	18,559	11,442	30,001	417	28,854	1,274
Commercial:
Commercial	11,848	2,734	7,573	10,307	262	4,666	206
Agricultural	2,226	1,215	--	1,215	--	1,046	46
Total commercial	14,074	3,949	7,573	11,522	262	5,712	252

Total	$54,521	$24,678	$19,018	$43,696	$680	$35,978	$1,593

At December 31, 2017, and December 31, 2016, impaired loans, net of government guarantees and excluding loans acquired, totaled $43.9 million and $43.7 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $338,000 and $680,000 at December 31, 2017 and 2016, respectively.  Approximately $1.8 million, $1.6 million and $1.2 million of interest income was recognized on average impaired loans of $50.8 million, $36.0 million and $16.7 million for 2017, 2016 and 2015, respectively.  Interest recognized on impaired loans on a cash basis during 2017, 2016 and 2015 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

December 31, 2017
Real estate:
Construction	--	$--	$1	$420	$1	$420
Single-family residential	4	141	15	954	19	1,095
Other commercial	4	4,322	5	3,712	9	8,034
Total real estate	8	4,463	21	5,086	29	9,549
Commercial:
Commercial	5	2,644	6	745	11	3,389
Total commercial	5	2,644	6	745	11	3,389
Total	13	$7,107	27	$5,831	40	$12,938

December 31, 2016
Consumer:
Other consumer	--	$--	1	$3	1	$3
Total consumer	--	--	1	3	1	3
Real estate:
Construction	--	--	1	18	1	18
Single-family residential	3	167	29	2,078	32	2,245
Other commercial	23	9,048	2	780	25	9,828
Total real estate	26	9,215	32	2,876	58	12,091
Commercial:
Commercial	15	1,783	5	297	20	2,080
Total commercial	15	1,783	5	297	20	2,080
Total	41	$10,998	38	$3,176	79	$14,174

The following table presents loans that were restructured as TDRs during the years ended December 31, 2017 and 2016, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Year Ended December 31, 2017
Real estate:
Construction	1	$456	$456	$456	$--	$--
Single-family residential	1	139	130	130	--	--
Other commercial	3	7,715	7,715	7,715	--	33
Total real estate	5	8,310	8,301	8,301	--	33
Commercial:
Commercial	11	2,691	2,604	2,565	39	--
Total commercial	11	2,691	2,604	2,565	39	--
Total	16	$11,001	$10,905	$10,866	$39	$33

Year Ended December 31, 2016
Consumer:
Other consumer	2	$50	$11	$11	$--	$--
Total consumer	2	50	11	11	--	--
Real estate:
Single-family residential	23	1,570	1,518	964	554	--
Other commercial	28	10,291	10,260	9,128	1,132	--
Total real estate	51	11,861	11,778	10,092	1,686	--
Commercial:
Commercial	17	1,996	1,968	1,968	--	--
Total commercial	17	1,996	1,968	1,968	--	--
Total	70	$13,907	$13,757	$12,071	$1,686	$--

During the year ended December 31, 2017, the Company modified sixteen loans with a total recorded investment of $11.0 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. Based on the fair value of the collateral, a specific reserve of $26,000 was determined necessary for these loans. Also, the financial impact from the restructuring of these loans was $33,000 from the charge-off of interest on the date of restructure. During the year ended December 31, 2017, thirteen of the previously restructured loans with prior balances of $1.2 million were paid off.

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

There was one commercial real estate loan for which a payment default occurred during the year ended December 31, 2017, that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired. A charge off of approximately $440,000 was recorded for this loan during the third quarter 2017. Also, there was one single-family residential loan for which a payment default occurred during the year ended December 31, 2017, that had been modified as a TDR within 12 months or less of the payment default, for which formal foreclosure proceedings are in process. We define a payment default as a payment received more than 90 days after its due date.

During the year ended December 31, 2016, there was one consumer loan for which a payment default occurred that had been modified as a TDR within 12 months or less of the payment default. A charge off of $39,000 was recorded for this loan. There was also one single-family residential loan for which a payment default occurred during the year ended December 31, 2016, that had been modified as a TDR within 12 months or less of the payment default. A charge off of $31,000 was recorded for this loan and $69,000 was transferred to other real estate owned (“OREO”).

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $236,000 at December 31, 2016 for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. There were no TDRs at December 31, 2017 for which OREO was received in full or partial satisfaction of the loans. At December 31, 2017 and 2016, the Company had $5,057,000 and $1,714,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2017 and 2016, the Company had $3,828,000 and $5,094,000, respectively, of OREO secured by residential real estate properties.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial and real estate loans, (ii) the level of classified commercial and real estate loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the States of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8.  A description of the general characteristics of the 8 risk ratings is as follows:

•	Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free of credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.

•	Risk Rate 2 – Pass (Good) - Loans under this category possess a nominal risk of default. This category includes borrowers with strong financial strength and superior financial ratios and trends. These loans are generally fully secured by cash or equivalents (other than those rated “excellent”).

•	Risk Rate 3 – Pass (Acceptable – Average) - Loans in this category are considered to possess a normal level of risk. Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements. If secured, the perfected collateral should be of acceptable quality and within established borrowing parameters.

•	Risk Rate 4 – Pass (Monitor) - Loans in the Watch (Monitor) category exhibit an overall acceptable level of risk, but that risk may be increased by certain conditions, which represent “red flags”. These “red flags” require a higher level of supervision or monitoring than the normal “Pass” rated credit. The borrower may be experiencing these conditions for the first time, or it may be recovering from weakness, which at one time justified a higher rating. These conditions may include: weaknesses in financial trends; marginal cash flow; one-time negative operating results; non-compliance with policy or borrowing agreements; poor diversity in operations; lack of adequate monitoring information or lender supervision; questionable management ability/stability.

•	Risk Rate 5 – Special Mention - A loan in this category has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special Mention loans are not adversely classified (although they are “criticized”) and do not expose an institution to sufficient risk to warrant adverse classification. Borrowers may be experiencing adverse operating trends, or an ill-proportioned balance sheet. Non-financial characteristics of a Special Mention rating may include management problems, pending litigation, a non-existent, or ineffective loan agreement or other material structural weakness, and/or other significant deviation from prudent lending practices.

•	Risk Rate 6 – Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. This does not imply ultimate loss of the principal, but may involve burdensome administrative expenses and the accompanying cost to carry the loan.

•	Risk Rate 7 – Doubtful - A loan classified Doubtful has all the weaknesses inherent in a substandard loan except that the weaknesses make collection or liquidation in full (on the basis of currently existing facts, conditions, and values) highly questionable and improbable. Doubtful borrowers are usually in default, lack adequate liquidity, or capital, and lack the resources necessary to remain an operating entity. The possibility of loss is extremely high, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Pending factors include: proposed merger or acquisition; liquidation procedures; capital injection; perfection of liens on additional collateral; and refinancing plans. Loans classified as Doubtful are placed on nonaccrual status.

•	Risk Rate 8 – Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loans has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan, even though partial recovery may be affected in the future. Borrowers in the Loss category are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Loans should be classified as Loss and charged-off in the period in which they become uncollectible.

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $17.1 million and $17.8 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of December 31, 2017 and 2016, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $76.3 million and $47.8 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at December 31, 2017 and 2016, respectively.

Loans acquired, covered by loss share agreements, had additional protection provided by the FDIC prior to the termination of the loss share agreements. During the 2015 quarterly impairment testing on the estimated cash flows of the credit impaired loans, the Company established that some of the loans covered by loss share from our FDIC-assisted transactions had experienced material projected credit deterioration. As a result, the Company established a $954,000 allowance for loan losses on covered loans by recording a provision for loan losses of $0.4 million (net of FDIC-loss share adjustments) during the period ended December 31, 2015. There was no further projected credit deterioration and no addition to the allowance for covered loans in 2016 or 2017. The $954,000 allowance was reclassified to allowance on acquired non-covered loans subsequent to the agreement with the FDIC to terminate the loss share agreements. See Note 6, Loans Acquired, for further discussion of the acquired loans, loan pools and loss sharing agreements.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.  Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $175.6 million and $166.0 million as of December 31, 2017 and December 31, 2016, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2017
Consumer:
Credit cards	$184,920	$--	$502	$--	$--	$185,422
Other consumer	275,160	--	4,934	--	--	280,094
Total consumer	460,080	--	5,436	--	--	465,516
Real estate:
Construction	603,126	5,795	5,218	16	--	614,155
Single family residential	1,066,902	3,954	23,490	287	--	1,094,633
Other commercial	2,480,293	19,581	30,950	--	--	2,530,824
Total real estate	4,150,321	29,330	59,658	303	--	4,239,612
Commercial:
Commercial	736,377	74,254	14,402	50	134	825,217
Agricultural	146,065	24	2,190	23	--	148,302
Total commercial	882,442	74,278	16,592	73	134	973,519
Other	26,962	--	--	--	--	26,962
Loans acquired	4,782,384	198,314	93,378	--	--	5,074,076

Total	$10,302,189	$301,922	$175,064	$376	$134	$10,779,685

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2016
Consumer:
Credit cards	$183,943	$--	$648	$--	$--	$184,591
Other consumer	301,632	26	2,314	--	--	303,972
Total consumer	485,575	26	2,962	--	--	488,563
Real estate:
Construction	330,080	98	6,565	16	--	336,759
Single family residential	875,603	4,024	24,460	158	--	904,245
Other commercial	1,738,207	6,874	41,994	--	--	1,787,075
Total real estate	2,943,890	10,996	73,019	174	--	3,028,079
Commercial:
Commercial	616,805	558	22,162	--	--	639,525
Agricultural	148,218	104	2,033	--	23	150,378
Total commercial	765,023	662	24,195	--	23	789,903
Other	20,662	--	--	--	--	20,662
Loans acquired	1,217,886	22,181	64,075	1,541	--	1,305,683

Total	$5,433,036	$33,865	$164,251	$1,715	$23	$5,632,890

Net (charge-offs)/recoveries for the years ended December 31, 2017 and 2016, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2017	2016

Consumer:
Credit cards	$(2,884)	$(2,288)
Other consumer	(1,528)	(1,459)
Total consumer	(4,412)	(3,747)
Real estate:
Construction	100	(16)
Single family residential	(1,045)	(706)
Other commercial	(6,054)	(6,444)
Total real estate	(6,999)	(7,166)
Commercial:
Commercial	(7,734)	(1,255)
Agricultural	--	(2,336)
Total commercial	(7,734)	(3,591)

Total	$(19,145)	$(14,504)

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2017
Balance, beginning of year (2)	$7,739	$21,817	$3,779	$2,951	$36,286

Provision for loan losses (1)	7,002	12,463	2,889	2,173	24,527

Charge-offs	(7,837)	(7,989)	(3,905)	(3,767)	(23,498)
Recoveries	103	990	1,021	2,239	4,353

Net charge-offs	(7,734)	(6,999)	(2,884)	(1,528)	(19,145)

Balance, end of year (2)	$7,007	$27,281	$3,784	$3,596	$41,668

Period-end amount allocated to:
Loans individually evaluated for impairment	$--	$338	$--	$--	$338
Loans collectively evaluated for impairment	7,007	26,943	3,784	3,596	41,330

Balance, end of year (2)	$7,007	$27,281	$3,784	$3,596	$41,668

December 31, 2016
Balance, beginning of year (2)	$5,985	$19,522	$3,893	$1,951	$31,351

Provision for loan losses (1)	5,345	9,461	2,174	2,459	19,439

Charge-offs	(3,956)	(7,517)	(3,195)	(1,975)	(16,643)
Recoveries	365	351	907	516	2,139

Net charge-offs	(3,591)	(7,166)	(2,288)	(1,459)	(14,504)

Balance, end of year (2)	$7,739	$21,817	$3,779	$2,951	$36,286

Period-end amount allocated to:
Loans individually evaluated for impairment	$262	$417	$--	$1	$680
Loans collectively evaluated for impairment	7,477	21,400	3,779	2,950	35,606

Balance, end of year (2)	$7,739	$21,817	$3,779	$2,951	$36,286

(1)	Provision for loan losses of $1,866,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2017 (total provision for loan losses for the year ended December 31, 2017 was $26,393,000). There was $2.4 million in charge-offs for loans acquired during the year ended December 31, 2017 resulting in an ending balance in the allowance related to loans acquired of $418,000. Provision for loan losses of $626,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2016 (total provision for loan losses for the year ended December 31, 2016 was $20,065,000). The $626,000 was subsequently charged-off, resulting in no increase to the ending balance in the allowance related to loans acquired.
(2)	Allowance for loan losses at December 31, 2017 includes $418,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2016 and 2015 includes $954,000 allowance for loans acquired. The total allowance for loan losses at December 31, 2017, 2016 and 2015 was $42,086,000, $37,240,000 and $32,305,000, respectively.

Activity in the allowance for loan losses for the year ended December 31, 2015 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2015
Balance, beginning of year	$6,962	$15,161	$5,445	$1,460	$29,028

Provision for loan losses	258	5,738	665	1,625	8,286

Charge-offs	(1,415)	(1,580)	(3,107)	(1,672)	(7,774)
Recoveries	180	203	890	538	1,811

Net charge-offs	(1,235)	(1,377)	(2,217)	(1,134)	(5,963)

Balance, end of year	$5,985	$19,522	$3,893	$1,951	$31,351

The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2017 and 2016 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

December 31, 2017
Loans individually evaluated for impairment	$7,610	$31,538	$170	$4,605	$43,923
Loans collectively evaluated for impairment	965,909	4,208,074	185,252	302,451	5,661,686

Balance, end of period	$973,519	$4,239,612	$185,422	$307,056	$5,705,609

December 31, 2016
Loans individually evaluated for impairment	$11,522	$30,001	$373	$1,800	$43,696
Loans collectively evaluated for impairment	778,381	2,998,078	184,218	322,834	4,283,511

Balance, end of period	$789,903	$3,028,079	$184,591	$324,634	$4,327,207

NOTE 6: LOANS ACQUIRED

During the fourth quarter of 2017, the Company evaluated $1.985 billion of net loans ($2.021 billion gross loans less $36.3 million discount) purchased in conjunction with the acquisition of OKSB, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company evaluated the remaining $11.4 million of net loans ($18.1 million gross loans less $6.7 million discount) purchased in conjunction with the acquisition of OKSB for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Also during the fourth quarter of 2017, the Company evaluated $2.208 billion of net loans ($2.246 billion gross loans less $37.8 million discount) purchased in conjunction with the acquisition of First Texas, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

During the second quarter of 2017, the Company evaluated $249.2 million of net loans ($254.2 million gross loans less $5.0 million discount) purchased in conjunction with the acquisition of Hardeman, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company evaluated the remaining $2.4 million of net loans ($3.4 million gross loans less $990,000 discount) purchased in conjunction with the acquisition of Hardeman for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

The following table reflects the carrying value of all loans acquired as of December 31, 2017 and 2016:

	Loans Acquired At December 31,
(In thousands)	2017	2016

Consumer:
Other consumer	$51,467	$49,677
Total consumer	51,467	49,677
Real estate:
Construction	637,032	57,587
Single family residential	793,228	423,176
Other commercial	2,387,777	690,108
Total real estate	3,818,037	1,170,871
Commercial:
Commercial	995,587	81,837
Agricultural	66,576	3,298
Total commercial	1,062,163	85,135

Other	142,409	--
Total loans acquired (1)	$5,074,076	$1,305,683

(1)	Loans acquired are reported net of a $418,000 and $954,000 allowance as of December 31, 2017 and 2016, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	December 31, 2017	December 31, 2016

Consumer:
Other consumer	$334	$456
Total consumer	334	456
Real estate:
Construction	1,767	7,961
Single family residential	12,151	13,366
Other commercial	7,401	22,045
Total real estate	21,319	43,372
Commercial:
Commercial	1,748	2,806
Agricultural	84	198
Total commercial	1,832	3,004
Total	$23,485	$46,832

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2017
Consumer:
Other consumer	$889	$260	$1,149	$50,318	$51,467	$108
Total consumer	889	260	1,149	50,318	51,467	108
Real estate:
Construction	2,577	1,448	4,025	633,007	637,032	279
Single family residential	12,936	3,302	16,238	776,990	793,228	126
Other commercial	17,176	5,647	22,823	2,364,954	2,387,777	2,565
Total real estate	32,689	10,397	43,086	3,774,951	3,818,037	2,970
Commercial:
Commercial	2,344	1,039	3,383	992,204	995,587	67
Agricultural	51	--	51	66,525	66,576	--
Total commercial	2,395	1,039	3,434	1,058,729	1,062,163	67

Other	15	--	15	142,394	142,409	--
Total	$35,988	$11,696	$47,684	$5,026,392	$5,074,076	$3,145

December 31, 2016
Consumer:
Other consumer	$571	$189	$760	$48,917	$49,677	$--
Total consumer	571	189	760	48,917	49,677	--
Real estate:
Construction	132	7,332	7,464	50,123	57,587	--
Single family residential	8,358	4,857	13,215	409,961	423,176	11
Other commercial	2,836	10,741	13,577	676,531	690,108	--
Total real estate	11,326	22,930	34,256	1,136,615	1,170,871	11
Commercial:
Commercial	723	2,153	2,876	78,961	81,837	--
Agricultural	48	--	48	3,250	3,298	--
Total commercial	771	2,153	2,924	82,211	85,135	--

Total	$12,668	$25,272	$37,940	$1,267,743	$1,305,683	$11

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 5, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2017
Consumer:
Other consumer	$50,625	$21	$821	$--	$--	$51,467
Total consumer
Real estate:
Construction	468,610	166,710	1,712	--	--	637,032
Single family residential	770,954	2,618	19,656	--	--	793,228
Other commercial	2,337,097	15,064	35,616	--	--	2,387,777
Total real estate	3,576,661	184,392	56,984			3,818,037
Commercial:
Commercial	946,322	13,901	35,364	--	--	995,587
Agricultural	66,367	--	209	--	--	66,576
Total commercial	1,012,689	13,901	35,573	--	--	1,062,163

Other	142,409	--	--	--	--	142,409
Total	$4,782,384	$198,314	$93,378	$--	$--	$5,074,076

December 31, 2016
Consumer:
Other consumer	$48,992	$14	$671	$--	$--	$49,677
Total consumer	48,992	14	671	--	--	49,677
Real estate:
Construction	50,704	88	6,795	--	--	57,587
Single family residential	400,553	2,696	18,392	1,535	--	423,176
Other commercial	641,018	17,384	31,706	--	--	690,108
Total real estate	1,092,275	20,168	56,893	1,535	--	1,170,871
Commercial:
Commercial	73,609	1,965	6,257	6	--	81,837
Agricultural	3,010	34	254	--	--	3,298
Total commercial	76,619	1,999	6,511	6	--	85,135

Total	$1,217,886	$22,181	$64,075	$1,541	$--	$1,305,683

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

The following is a summary of the loans acquired in the OKSB acquisition on October 19, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$2,021,388	$18,136
Non-accretable difference (expected losses and foregone interest)	--	(6,731)
Cash flows expected to be collected at acquisition	2,021,388	11,405
Accretable yield	(36,340)	--
Basis in acquired loans at acquisition	$1,985,048	$11,405

The following is a summary of the loans acquired in the First Texas acquisition on October 19, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$2,246,212	$--
Non-accretable difference (expected losses and foregone interest)	--	--
Cash flows expected to be collected at acquisition	2,246,212	--
Accretable yield	(37,834)	--
Basis in acquired loans at acquisition	$2,208,378	$--

The following is a summary of the loans acquired in the Hardeman acquisition on May 15, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$254,189	$3,452
Non-accretable difference (expected losses and foregone interest)	--	(990)
Cash flows expected to be collected at acquisition	254,189	2,462
Accretable yield	(5,002)	--
Basis in acquired loans at acquisition	$249,187	$2,462

The following is a summary of the loans acquired in the Citizens acquisition on September 9, 2016, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$348,756	$1,605
Non-accretable difference (expected losses and foregone interest)	--	(848)
Cash flows expected to be collected at acquisition	348,756	757
Accretable yield	(8,663)	--
Basis in acquired loans at acquisition	$340,093	$757

The following is a summary of the loans acquired in the Liberty acquisition on February 27, 2015, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$774,777	$15,716
Non-accretable difference (expected losses and foregone interest)	--	(4,978)
Cash flows expected to be collected at acquisition	774,777	10,738
Accretable yield	(4,869)	12
Basis in acquired loans at acquisition	$769,908	$10,750

The following is a summary of the loans acquired in the Community First acquisition on February 27, 2015, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired

Contractually required principal and interest at acquisition	$1,153,255	$10,143
Non-accretable difference (expected losses and foregone interest)	--	(3,247)
Cash flows expected to be collected at acquisition	1,153,255	6,896
Accretable yield	(23,712)	104
Basis in acquired loans at acquisition	$1,129,543	$7,000

In addition to the accretable yield on acquired loans not considered to be impaired, the amount of the estimated cash flows expected to be received from the purchased credit impaired loans in excess of the fair values recorded for the purchased credit impaired loans is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired purchased credit impaired loans, and adjustments may or may not be required.  This has resulted in an increase in interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For those loans previously covered by FDIC loss share, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which was recorded as indemnification assets.  The estimated adjustments to the indemnification assets were amortized on a level-yield basis over the remainder of the loss-sharing agreements or the remaining expected lives of the loans, whichever was shorter. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization in future quarters.

The impact of these adjustments on the Company’s financial results for the years ended December 31, 2017, 2016 and 2015 is shown below:

(In thousands)	2017	2016	2015

Impact on net interest income	$4,105	$3,072	$19,995
Non-interest income (1)	--	--	(7,719)
Net impact to pre-tax income	4,105	3,072	12,276
Net impact, net of taxes	$2,495	$1,867	$7,461

(1)	Negative non-interest income resulted from the amortization of the FDIC indemnification assets. Because the Company’s loss share agreements with the FDIC have been terminated, there will be no further indemnification asset amortization.

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the years ended December 31, 2017, 2016 and 2015.

(In thousands)	Accretable Yield	Carrying Amount of Loans

Balance, January 1, 2015	$20,635	$169,098
Additions	(116)	17,750
Accretable yield adjustments	6,593	--
Accretion	(21,038)	21,038
Payments and other reductions, net	(5,120)	(184,417)
Balance, December 31, 2015	954	23,469

Additions	19	757
Accretable yield adjustments	5,122	--
Accretion	(4,440)	4,440
Payments and other reductions, net	--	(10,864)
Balance, December 31, 2016	1,655	17,802

Additions	--	13,793
Accretable yield adjustments	4,893	--
Accretion	(5,928)	5,928
Payments and other reductions, net	--	(20,407)
Balance, December 31, 2017	$620	$17,116

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan losses for loans acquired resulting in a total allowance on loans acquired of $418,000 at December 31, 2017 and $954,000 at December 31, 2016 and 2015.

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

Under the terms of the loss share termination agreement, the FDIC made a net payment of $2.4 million to Simmons Bank as consideration for early termination. The early termination was recorded in the Company’s financial statements by removing the FDIC indemnification asset, receivable from FDIC, the FDIC true-up provision and recording a one-time, pre-tax charge of $7.5 million.

The following table presents a summary of the changes in the FDIC true-up provision for the year ended December 31, 2015 which were included in other assets on the balance sheet. Due to the termination of the FDIC agreements in September 2015 there was no amortization expense recorded for the years ended December 31, 2017 and 2016.

(In thousands)	FDIC True-up Provision

Balance, January 1, 2015	$8,308
Amortization expense	107
Adjustments related to changes in expected losses	720
Loss share termination agreement	(9,135)
Balance, December 31, 2015	$--

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $842.7 million at December 31, 2017 and $348.5 million at December 31, 2016.

The Company recorded $228.9 million, $238.0 million and $29.4 million of goodwill as a result of its acquisitions of OKSB, First Texas and Hardeman, respectively, partially offset by $4.1 million due to the sale of the Company’s property and casualty insurance lines of business during the third quarter 2017. The Company recorded $21.5 million of goodwill during 2016 as a result of its Citizens acquisition.  The Company recorded $95.2 million, $110.4 million and $13.3 million of goodwill during 2015 as a result of its acquisitions of Liberty, Community First and Ozark Trust, respectively. Goodwill impairment was neither indicated nor recorded in 2017, 2016 or 2015. The goodwill recorded in the Citizens acquisition will be deductible for tax purposes.

Core deposit premiums are amortized over periods ranging from 10 to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $42.1 million, $7.3 million, and $7.8 million were recorded during 2017 as part of the OKSB, First Texas and Hardeman acquisitions, respectively. Core deposit premiums of $5.1 million were recorded in 2016 as part of the Citizens acquisition. Core deposit premiums of $11.3 million and $14.6 million were recorded in 2015 as part of the Community First and Liberty acquisitions, respectively. During the third quarter of 2015, the Company sold the Salina, Kansas banking operations and as a result reduced the related core deposit premium by $382,000.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Company recorded $830,000 of intangible assets during 2017 related to the insurance operations in the Hardeman acquisition. The Company recorded $591,000 of intangible assets during 2016 related to the trust operations acquired in the Citizens acquisition. The Community First acquisition included an insurance line of business and the Company recorded an intangible asset of $420,000 during 2015. Additionally, during 2015, the Company recorded $9.7 million of intangible related to the trust operations acquired in the Ozark Trust merger. Intangible assets decreased by $1.3 million due to the sale of insurance lines of business during the third quarter of 2017.

The Company recorded $3.8 million of other intangible assets during 2017 as part of the OKSB acquisition.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016

Goodwill	$842,651	$348,505
Core deposit premiums:
Gross carrying amount	105,984	48,692
Accumulated amortization	(16,659)	(10,625)
Core deposit premiums, net	89,325	38,067
Books of business intangible:
Gross carrying amount	15,414	15,884
Accumulated amortization	(2,827)	(1,716)
Books of business intangible, net	12,587	14,168
Other intangibles:
Gross carrying amount	6,037	2,068
Accumulated amortization	(1,878)	(1,344)
Other intangibles, net	4,159	724
Other intangible assets, net	106,071	52,959
Total goodwill and other intangible assets	$948,722	$401,464

Core deposit premium amortization expense recorded for the years ended December 31, 2017, 2016 and 2015 was $6.0 million, $4.4 million and $3.9 million, respectively. Amortization expense recorded for purchased credit card relationships for the years ended December 31, 2017, 2016 and 2015 was $414,000. Book of business amortization expense recorded for the year ended December 31, 2017, 2016 and 2015 was $1.1 million, $1.1 million and $528,000, respectively.

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2017 is as follows:

Year	(In thousands)
2018	$11,355
2019	11,045
2020	11,032
2021	10,970
2022	10,918
Thereafter	50,751
Total	$106,071

NOTE 8: TIME DEPOSITS

Time deposits included approximately $735,970,000 and $600,280,000 of certificates of deposit of $100,000 or more, at December 31, 2017 and 2016, respectively. Of this total approximately $396,771,000 and $193,596,000 of certificates of deposit were over $250,000 at December 31, 2017 and 2016, respectively.

Brokered time deposits were $159,586,000 and $7,040,000 at December 31, 2017 and 2016, respectively.  Maturities of all time deposits are as follows:  2018 – $966,158,000; 2019 – $660,371,000; 2020 – $170,969,000; 2021 – $75,599,000; 2022 – $59,633,000.

Deposits are the Company's primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 9: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2017	2016	2015

Income taxes currently payable	$38,732	$36,792	$19,301
Deferred income taxes	23,251	9,832	13,599

Provision for income taxes	$61,983	$46,624	$32,900

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2017 and 2016:

(In thousands)	2017	2016

Deferred tax assets:
Loans acquired	$19,885	$7,986
Allowance for loan losses	10,773	14,754
Valuation of foreclosed assets	2,852	3,958
Tax NOLs from acquisition	7,821	13,077
Deferred compensation payable	2,433	2,785
Accrued equity and other compensation	5,302	8,107
Acquired securities	578	1,098
Unrealized loss on available-for-sale securities	6,107	9,559
Other	8,813	7,101
Gross deferred tax assets	64,564	68,425

Deferred tax liabilities:
Goodwill and other intangible amortization	(32,572)	(29,601)
Accumulated depreciation	(8,945)	(5,370)
Other	(4,413)	(5,877)
Gross deferred tax liabilities	(45,930)	(40,848)

Net deferred tax asset, included in other assets	$18,634	$27,577

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below for the years ended December 31:

(In thousands)	2017	2016	2015

Computed at the statutory rate (35%)	$54,223	$50,203	$37,543
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,582	2,121	2,097
Discrete items related to ASU 2016-09	(1,480)	--	--
Tax exempt interest income	(5,135)	(5,112)	(5,432)
Impact of DTA remeasurement	11,471	--	--
Section 382 adjustment	--	--	(2,293)
Other differences, net	1,322	(588)	985

Actual tax provision	$61,983	$46,624	$32,900

The Company follows ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company has no history of expiring net operating loss carryforwards and is projecting significant pre-tax and financial taxable income in 2018 and in future years. The Company expects to fully realize its deferred tax assets in the future.

On December 22, 2017, the President signed tax reform legislation (the “2017 Act”) which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under US GAAP, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled and the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. As a result, we were required to remeasure our deferred taxes as of December 22, 2017 based upon the new 21% tax rate and the change was recorded in the 2017 income tax provision. The result of the tax reform resulted in a one-time non-cash adjustment to income of $11.5 million.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Act.  SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. As such, the company’s financial results reflect the income tax effects for the 2017 Act for which the accounting under ASC 740 is complete and provisional amounts for those specific income tax effects of the 2017 Act for which the accounting under ASC 740 is incomplete but a reasonable estimate could be determined.  The company did not identify items for which the income tax effects of the 2017 Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The tax expense recorded in 2017 is a reasonable estimate based on published guidance available at this time and is considered provisional. The ultimate impact of the 2017 Act may differ from these estimates due to changes in interpretations and assumptions made by the Company, as well as additional regulatory guidance. Any adjustments will be reflected in the Company’s financial statements in future periods.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”), that allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the 2017 Act. Current US GAAP requires the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Consequently, the original deferred tax amount recorded through AOCI at the old rate will remain in AOCI despite the fact that its related deferred tax asset/liability will be reduced through continuing operations to reflect the new rate, resulting in “stranded” tax effects in AOCI. ASU 2018-02 requires a reclassification from AOCI to retained earnings for those stranded tax effects resulting from the newly enacted federal corporate income tax rate. As permitted, the Company elected to early adopt the provisions of ASU 2018-02 during the fourth quarter 2017, which resulted in a reclassification from AOCI to retained earnings in the amount of $3.0 million.

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company closed a stock acquisition in 2015 that invoked the Section 382 annual limitation. Approximately $35.6 million of federal net operating losses subject to the IRC Sec 382 annual limitation are expected to be utilized by the company. The net operating loss carryforwards expire between 2028 and 2035.

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

The gross amount of recognized liabilities for repurchase agreements was $122.0 million and $102.4 million at December 31, 2017 and 2016, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2017 and 2016 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2017
Repurchase agreements:
U.S. Government agencies	$122,019	$--	$--	$--	$122,019

December 31, 2016
Repurchase agreements:
U.S. Government agencies	$101,647	$--	$--	$757	$102,404

NOTE 11: OTHER BORROWINGS AND SUBORDINATED DEBENTURES

Debt at December 31, 2017 and 2016 consisted of the following components.

(In thousands)	2017	2016

Other Borrowings
FHLB advances, net of discount, due 2018 to 2033, 1.20% to 7.37% secured by residential real estate loans	$1,261,642	$225,230
Revolving credit agreement, due 10/5/2018, floating rate of 1.50% above the one month LIBOR rate, unsecured	75,000	--
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	43,382	47,929
Total other borrowings	1,380,024	273,159

Subordinated Debentures
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,327	9,225
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,284	10,130
Trust preferred securities, net of discount, due 12/5/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,156	5,161
Trust preferred securities, net of discount, due 10/18/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,148	5,105
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,288	10,156
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	--
Trust preferred securities, due 6/26/2033, floating rate of 3.10% above the three month LIBOR rate, reset quarterly, callable without penalty	20,619	--
Trust preferred securities, due 10/7/2033, floating rate of 2.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,774	--
Trust preferred securities, due 9/15/2037, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	8,248	--
Other subordinated debentures, net of discount, due 9/30/2023, floating rate equal to daily average of prime rate, reset quarterly	18,399	--
Total subordinated debentures	140,565	60,397
Total other borrowings and subordinated debentures	$1,520,589	$333,556

In connection with the OKSB and First Texas acquisitions on October 19, 2017, the Company assumed subordinated debt in an aggregate principal amount, net of discounts, of $75.9 million. The Company assumed subordinated debt of $6.7 million in connection with the Hardeman acquisition in May 15, 2017.

In October 2017, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contains customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. The line of credit available to the Company under the Credit Agreement expires on October 5, 2018, at which time all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company shall be due and payable.

During October 2015, the Company borrowed $52.3 million from correspondent banks at a rate of 3.85% with quarterly principal and interest payments. The debt has a 10 year amortization with a 5 year balloon payment due in October 2020. The Company used approximately $36.0 million of this borrowing to refinance the debt issued during 2013 that was used to partially fund the acquisition of Metropolitan.

At December 31, 2017, the Company had $1.1 billion of Federal Home Loan Bank (“FHLB”) advances outstanding with original maturities of one year or less.

The Company had total FHLB advances of $1.3 billion at December 31, 2017, with approximately $2.258 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $3.785 billion at December 31, 2017.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at December 31, 2017. Distributions on these securities are included in interest expense on long-term debt.  Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust.  The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust.  The common securities of each trust are wholly-owned by the Company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt includes subordinated debt, notes payable and FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at December 31, 2017 are as follows:

Year	(In thousands)

2018	$23,093
2019	7,486
2020	36,222
2021	2,165
2022	1,314
Thereafter	148,307

Total	$218,587

NOTE 12: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On January 18, 2018, the board of directors of the Company approved a two-for-one stock split of the Corporation’s outstanding Class A common stock (“Common Stock”) in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018 (“Record Date”). The new shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on February 9, 2018. All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this two-for-one stock split.

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

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 850,000 shares (split adjusted) of Class A common stock, or approximately 5% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase.  The Company may discontinue purchases at any time that management determines additional purchases are not warranted.  The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

NOTE 13: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2017 and 2016, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $58.9 million in 2017 and $65.8 million in 2016.

(In thousands)	2017	2016

Balance, beginning of year	$65,834	$58,404
New extensions of credit	9,092	18,298
Repayments	(16,059)	(10,868)
Balance, end of year	$58,867	$65,834

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

NOTE 14: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has a 401(k) retirement plan that covers substantially all employees.  The Company has also historically had a discretionary profit sharing and employee stock ownership plan (“ESOP”) covering substantially all employees.  Effective December 31, 2016, the ESOP was merged into the Company’s 401(k) retirement plan. This merger allows participants to fully diversify their ESOP account balance and have reporting access to all retirement account balances in one place. Contribution expense to the plans totaled $6,343,000, $5,488,000 and $6,278,000 in 2017, 2016 and 2015, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant.  The charges to income for the plans were $1,596,000 for 2017, $1,056,000 for 2016 and $804,000 for 2015.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

Share and per share information regarding Stock-Based Compensation Plans has been adjusted to reflect the effects of the Company’s two-for-one stock split which became effective on February 8, 2018. The table below summarizes the transactions under the Company's active stock compensation plans at December 31, 2017, 2016 and 2015, and changes during the years then ended:

	Stock Options Outstanding		Stock Awards Outstanding		Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

Balance, December 31, 2014	240	$13.86	454	$15.94	--	$--
Granted	750	22.35	190	21.73	40	18.58
Stock Options Exercised	(142)	11.29	--	--	--	--
Stock Options from Acquisitions	132	10.22	--	--	--	--
Stock Awards/Units Vested	--	--	(262)	17.39	--	--
Forfeited/Expired	(10)	12.25	(40)	17.68	--	--

Balance, December 31, 2015	970	20.31	342	17.83	40	18.58
Granted	116	23.51	272	23.46	216	23.48
Stock Options Exercised	(128)	15.14	--	--	--	--
Stock Awards/Units Vested	--	--	(318)	20.96	(25)	22.77
Forfeited/Expired	(12)	17.53	(18)	21.85	(6)	23.51

Balance, December 31, 2016	946	21.43	278	20.48	225	22.70
Granted	--	--	--	--	849	28.86
Stock Options Exercised	(122)	17.66	--	--	--	--
Stock Awards/Units Vested	--	--	(91)	19.40	(392)	27.13
Forfeited/Expired	(12)	22.67	(25)	21.91	(30)	25.76

Balance, December 31, 2017	812	$21.98	162	$20.86	652	$27.92

Exercisable, December 31, 2017	711	$21.85

The following table summarizes information about stock options under the plans outstanding at December 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

$8.78	-	$10.57	7	2.36	$9.64	7	$9.64
10.65	-	10.65	7	5.06	10.65	4	10.65
10.76	-	10.76	3	2.05	10.76	3	10.76
15.16	-	15.16	36	0.41	15.16	36	15.16
20.29	-	20.29	78	7.00	20.29	78	20.29
20.36	-	20.36	3	6.88	20.36	2	20.36
22.20	-	22.20	82	6.93	22.20	57	22.20
22.75	-	22.75	481	7.15	22.75	481	22.75
23.51	-	23.51	108	7.82	23.51	36	23.51
24.07	-	24.07	7	7.71	24.07	7	24.07
$8.78	-	$24.07	812	6.83	$21.98	711	$21.85

Stock-based compensation expense was $11,763,000 in 2017, $5,451,000 in 2016 and $4,018,000 in 2015.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was $264,000 of unrecognized stock-based compensation expense related to stock options at December 31, 2017. Unrecognized stock-based compensation expense related to non-vested stock awards was $23.3 million at December 31, 2017.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.3 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2017 was $5,342,000 and $4,761,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $28.55 at December 31, 2017, and the exercise price multiplied by the number of options outstanding. There were 122,012 stock options exercised in 2017, with an intrinsic value of $1,329,000.  There were 127,424 stock options exercised in 2016, with an intrinsic value of $2,031,000. There were 142,736 stock options exercised in 2015, with an intrinsic value of $2,054,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the year ended December 31, 2017. The weighted-average fair value of stock options granted during the year ended December 31, 2016 was $5.82 per share. The weighted-average fair value of stock options granted during the year ended December 31, 2015 was $3.91 per share. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted for the years ended December 31, 2016 and 2015 are detailed in the table below:

	2016	2015

Expected dividend yield	1.96%	2.06%
Expected stock price volatility	27.34%	16.96%
Risk-free interest rate	2.01%	2.17%
Expected life of options (in years)	7	10

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2017	2016	2015

Interest paid	$39,384	$22,069	$21,700
Income taxes paid	35,770	39,824	20,127
Transfers of loans not covered by FDIC loss share to foreclosed assets and other real estate owned	6,983	4,604	16,456
Transfers of loans acquired covered by FDIC loss share to foreclosed assets covered by FDIC loss share	--	--	4,349
Transfers of foreclosed assets covered by FDIC loss share to foreclosed assets and other real estate owned	--	--	13,895
Transfers of loans acquired covered by FDIC loss share to loans acquired not covered by FDIC loss share	--	--	88,922
Transfers of premises to foreclosed assets and other real estate owned	5,422	--	--
Transfers of premises held for sale to foreclosed assets and other real estate owned	3,188	652	6,126

In connection with the OKSB, First Texas, Hardeman, Citizens, Community First, Liberty, and Ozark Trust acquisitions, accounted for by using the purchase method, the Company acquired assets and assumed liabilities as follows:

(In thousands)	2017	2016	2015

Assets acquired	$5,582,495	$585,500	$2,996,228
Liabilities assumed	5,022,824	530,695	2,680,140
Purchase price	1,055,993	76,300	535,003
Goodwill	$496,322	$21,495	$218,915

NOTE 16: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2017	2016	2015

Professional services	$19,500	$14,630	$9,583
Postage	4,686	4,599	4,219
Telephone	4,262	4,294	4,817
Credit card expense	12,188	11,328	9,157
Marketing	11,141	6,929	6,337
Operating supplies	1,980	1,824	2,395
Amortization of intangibles	7,668	5,945	4,889
Branch right sizing expense	434	3,600	3,297
Other expense	27,020	20,364	20,001
Total other operating expenses	$88,879	$73,513	$64,695

The Company had aggregate annual equipment rental expense of approximately $2.2 million in 2017, $2.3 million in 2016 and $2.6 million in 2015.  The Company leases the majority of its ATMs, accounting for approximately $1,335,000, $1,338,000 and $1,463,000 of the 2017, 2016 and 2015, respectively, of rental expense.  The Company had aggregate annual occupancy rental expense of approximately $5,580,000 in 2017, $4,643,000 in 2016 and $4,216,000 in 2015.

NOTE 17: FAIR VALUE MEASUREMENTS

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

Assets held in trading accounts – The Company’s assets held in trading accounts are reported at fair value utilizing Level 2 inputs.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2017 and 2016.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Available-for-sale securities
U.S. Government agencies	$139,724	$--	$139,724	$--
Mortgage-backed securities	1,187,317	--	1,187,317	--
States and political subdivisions	143,165	--	143,165	--
Other securities	119,311	--	119,311	--
Other assets held for sale	165,780	--	--	165,780
Derivative asset	3,634	--	3,634	--
Other liabilities held for sale	(157,366)	--	--	(157,366)
Derivative liability	(3,068)	--	(3,068)	--

December 31, 2016
Available-for-sale securities
U.S. Treasury	$300	$300	$--	$--
U.S. Government agencies	137,771	--	137,771	--
Mortgage-backed securities	868,324	--	868,324	--
States and political subdivisions	102,943	--	102,943	--
Other securities	48,016	--	48,016	--
Assets held in trading accounts	41	--	41	--
Derivative asset	1,199	--	1,199	--
Derivative liability	(1,274)	--	(1,274)	--

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data.  As of December 31, 2017 and 2016, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $32.1 million and $26.9 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2017 and 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Impaired loans (1) (2) (collateral dependent)	$11,229	$--	$--	$11,229
Foreclosed assets and other real estate owned (1)	24,093	--	--	24,093

December 31, 2016
Impaired loans (1) (2) (collateral dependent)	$17,154	$--	$--	$17,154
Foreclosed assets held for sale (1)	17,806	--	--	17,806

(1)  These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.

(2)  Specific allocations of $2,195,000 and $2,384,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended December 31, 2017 and 2016, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

December 31, 2017
Financial assets:
Cash and cash equivalents	$598,042	$598,042	$--	$--	$598,042
Interest bearing balances due from banks - time	3,314	--	3,314	--	3,314
Held-to-maturity securities	368,058	--	373,298	--	373,298
Mortgage loans held for sale	24,038	--	--	24,038	24,038
Interest receivable	43,528	--	43,528	--	43,528
Legacy loans (net of allowance)	5,663,941	--	--	5,646,505	5,646,505
Loans acquired (net of allowance)	5,074,076	--	--	5,058,455	5,058,455

Financial liabilities:
Non-interest bearing transaction accounts	2,665,249	--	2,665,249	--	2,665,249
Interest bearing transaction accounts and savings deposits	6,494,896	--	6,494,896	--	6,494,896
Time deposits	1,932,730	--	--	1,915,539	1,915,539
Federal funds purchased and securities sold under agreements to repurchase	122,444	--	122,444	--	122,444
Other borrowings	1,380,024	--	1,381,365	--	1,381,365
Subordinated debentures	140,565	--	136,474	--	136,474
Interest payable	4,564	--	4,564	--	4,564

December 31, 2016
Financial assets
Cash and cash equivalents	$285,659	$285,659	$--	$--	$285,659
Interest bearing balances due from banks - time	4,563	--	4,563	--	4,563
Held-to-maturity securities	462,096	--	465,960	--	465,960
Mortgage loans held for sale	27,788	--	--	27,788	27,788
Interest receivable	27,788	--	27,788	--	27,788
Legacy loans (net of allowance)	4,290,921	--	--	4,305,165	4,305,165
Loans acquired (net of allowance)	1,305,683	--	--	1,310,017	1,310,017

Financial liabilities:
Non-interest bearing transaction accounts	1,491,676	--	1,491,676	--	1,491,676
Interest bearing transaction accounts and savings deposits	3,956,483	--	3,956,483	--	3,956,483
Time deposits	1,287,060	--	--	1,278,339	1,278,339
Federal funds purchased and securities sold under agreements to repurchase	115,029	--	115,029	--	115,029
Other borrowings	273,159	--	292,367	--	292,367
Subordinated debentures	60,397	--	55,318	--	55,318
Interest payable	1,668	--	1,668	--	1,668

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

NOTE 18: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas, along with credit card loans to customers throughout the United States.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2017, the Company had outstanding commitments to extend credit aggregating approximately $564,592,000 and $3,086,696,000 for credit card commitments and other loan commitments, respectively. At December 31, 2016, the Company had outstanding commitments to extend credit aggregating approximately $562,527,000 and $1,220,137,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $47,621,000 and $29,362,000 at December 31, 2017 and 2016, respectively, with terms ranging from 9 months to 15 years. At December 31, 2017 and 2016, the Company had no deferred revenue under standby letter of credit agreements.

At December 31, 2017, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 19: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Reporting Comprehensive Income – In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”), that allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Act. Current US GAAP requires the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Consequently, the original deferred tax amount recorded through AOCI at the old rate will remain in AOCI despite the fact that its related deferred tax asset/liability will be reduced through continuing operations to reflect the new rate, resulting in “stranded” tax effects in AOCI. ASU 2018-02 requires a reclassification from AOCI to retained earnings for those stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of reclassification would be the difference between 1) the amount initially charged or credited directly to other comprehensive income at the previous enacted federal corporate income tax rate that remains in AOCI and 2) the amount that would have been charged or credited using the newly enacted federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As permitted, we elected to early adopt the provisions of ASU 2018-02 during the fourth quarter 2017, which resulted in a reclassification from AOCI to retained earnings in the amount of $3.0 million related to the change in federal corporate tax rate.

Premium Amortization on Purchased Callable Debt Securities – In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), that amends the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments shorten the amortization period by requiring that the premium be amortized to the earliest call date. Under previous US GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As permitted, we elected to early adopt the provisions of ASU 2017-08 during the first quarter 2017. The adoption of this standard did not have a material effect on our results of operations, financial position or disclosures.

Employee Share-Based Payments – In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to share-based payment awards be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Due to excess tax benefits no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current US GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 became effective for annual and interim periods beginning after December 15, 2016. The prospective adoption of this standard has not had a material effect on our results of operations, financial position or disclosures. The impact of the requirement to report those income tax effects in earnings reduced reported federal and state income tax expense by approximately $1.7 million for the year ended December 31, 2017.

Business Combinations: Pushdown Accounting - In September 2015, the FASB issued ASU 2015-16 – Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined.  The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined.  Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date.  ASU 2015-16 is effective for fiscal periods beginning after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

Business Combinations: Pushdown Accounting - In May 2015, the FASB issued ASU 2015-08 – Business Combinations: Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). ASU 2015-08 removes references to the SEC’s Staff Accounting Bulletin (SAB) Topic 5.J on pushdown accounting from ASC 805-50, thereby conforming the FASB’s guidance on pushdown accounting with the SEC’s guidance on this topic. ASU 2015-08 became effective upon issuance. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

Consolidation Analysis - In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 became effective for annual and interim periods beginning after December 15, 2015. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

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

Stock Compensation: Scope of Modification Accounting – In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), that provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting and the guidance should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not plan to modify any existing awards and therefore the adoption of ASU 2017-09 is not expected to have a significant impact on our financial position, results of operations, or disclosures.

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

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The amendments also provide guidance on when an entity should separate or aggregate cash flows based on the predominance principle. The effective date is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard is required to be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. Since the amendment applies to the classification of cash flows, no impact is anticipated on our financial position or results of operations. Additionally, we do not expect it to have a material impact on our financial statement disclosures.

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have formed a cross functional team that is assessing our data and system needs and evaluating the potential impact of adopting the new guidance. We anticipate a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on our results of operations, financial position or disclosures. However, we have begun developing processes and procedures to ensure we are fully compliant at the required adoption date. Among other things, we have initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and developing asset quality forecast models in preparation for the implementation of this standard.

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based upon leases that were outstanding as of December 31, 2017, we do not expect the new standard to have a material impact on our results of operations, but anticipate increases in our assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

Financial Assets and Financial Liabilities – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), that makes changes primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The effective date is for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 is not expected to have a material impact on the Company’s results of operations or financial position. However, this new guidance requires the disclosed fair value of our loan portfolio to be based on an exit price calculation, which considers liquidity, credit and nonperformance risk of our loans. We are completing our final assessment of this guidance but we do not expect a material impact on our fair value disclosures.

Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The core principle of this revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, deferring the effective date to annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material effect on our results of operations, financial position or disclosures. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, which comprises a significant portion of our revenue stream. From our analysis, we believe that for most revenue streams within the scope of ASU 2015-14, the amendments will not change the timing of when the revenue is recognized. ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within trust and investment management fees and other insignificant components of non-interest income; however, these changes will not have a material impact on our results of operations or financial position. Additionally, although we do not expect a material impact, we do expect additional disclosures in our notes to the consolidated financial statements required by this guidance.

Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

NOTE 20: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 21: STOCKHOLDERS’ EQUITY

The Company’s subsidiary banks are subject to a legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies.  For the lead subsidiary bank, Simmons Bank, the approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. The other bank subsidiaries that were in operation as of December 31, 2017 are limited by the regulations of the state of Oklahoma and Texas. At December 31, 2017, the Company’s subsidiary banks had approximately $7.5 million available for payment of dividends to the Company, without prior regulatory approval.

The Company’s subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Effective January 1, 2015, the Company and the Banks became subject to new capital regulations (the “Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. Banks. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with all of the final rule’s requirements will be phased in over a multi-year schedule. The final rules include a new common equity Tier 1 capital to risk-weighted assets (CET1) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The new capital conservation buffer requirement began being phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2017, the Company meets all capital adequacy requirements to which it is subject.

As of the most recent notification from regulatory agencies, the bank subsidiaries were well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and its subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

The Company’s and the subsidiary banks’ actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount		Ratio (%)

As of December 31, 2017
Total Risk-Based Capital Ratio
Simmons First National Corporation	$1,388,970	11.4	$974,716	8.0	$	N/A
Simmons Bank	877,728	12.1	580,316	8.0		725,395	10.0
Bank SNB	259,077	10.9	190,148	8.0		237,685	10.0
Southwest Bank	297,164	11.0	216,119	8.0		270,149	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,199,457	9.8	734,361	6.0		N/A
Simmons Bank	835,787	11.5	436,063	6.0		581,417	8.0
Bank SNB	255,360	10.7	143,193	6.0		190,923	8.0
Southwest Bank	294,874	10.9	162,316	6.0		216,421	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,199,457	9.8	550,771	4.5		N/A
Simmons Bank	835,787	11.5	327,047	4.5		472,401	6.5
Bank SNB	255,360	10.7	107,394	4.5		155,125	6.5
Southwest Bank	294,874	10.9	121,737	4.5		175,842	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,199,457	9.2	521,503	4.0		N/A
Simmons Bank	835,787	9.2	363,386	4.0		454,232	5.0
Bank SNB	255,360	10.1	101,133	4.0		126,416	5.0
Southwest Bank	294,874	12.2	96,680	4.0		120,850	5.0

As of December 31, 2016
Total Risk-Based Capital Ratio
Simmons First National Corporation	$912,948	15.1	$483,681	8.0	$	N/A
Simmons Bank	830,921	13.8	481,693	8.0		602,117	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	872,707	14.5	361,120	6.0		N/A
Simmons Bank	790,673	13.2	359,397	6.0		479,196	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	812,310	13.5	270,770	4.5		N/A
Simmons Bank	790,673	13.2	269,548	4.5		389,347	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	872,707	11.0	317,348	4.0		N/A
Simmons Bank	790,673	10.0	316,269	4.0		395,337	5.0

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2017 and 2016

(In thousands)	2017	2016

ASSETS
Cash and cash equivalents	$19,101	$93,266
Investment securities	2,789	79
Investments in wholly-owned subsidiaries	2,288,687	1,141,294
Loans	993	1,083
Intangible assets, net	133	133
Premises and equipment	10,369	11,534
Other assets	31,181	27,955
TOTAL ASSETS	$2,353,253	$1,275,344

LIABILITIES
Short-term debt	$75,000	$--
Long-term debt	183,947	108,326
Other liabilities	9,742	15,907
Total liabilities	268,689	124,233

STOCKHOLDERS’ EQUITY
Common stock	920	626
Surplus	1,586,034	711,663
Undivided profits	514,874	454,034
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income taxes of ($6,108) and ($9,818) at December 31, 2017 and 2016 respectively	(17,264)	(15,212)
Total stockholders’ equity	2,084,564	1,151,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,353,253	$1,275,344

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015

INCOME
Dividends from subsidiaries	$69,107	$83,710	$84,128
Other income	4,111	2,465	2,303
Income	73,218	86,175	86,431
EXPENSE	32,234	21,990	24,594
Income before income taxes and equity in undistributed net income of subsidiaries	40,984	64,185	61,837
Provision for income taxes	(12,311)	(7,557)	(8,251)

Income before equity in undistributed net income of subsidiaries	53,295	71,742	70,088
Equity in undistributed net income of subsidiaries	39,645	25,072	4,276

NET INCOME	92,940	96,814	74,364
Preferred stock dividends	--	24	257

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$92,940	$96,790	$74,107

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015

NET INCOME	$92,940	$96,814	$74,364

OTHER COMPREHENSIVE INCOME
Equity in other comprehensive income (loss) income of subsidiaries	964	(12,547)	(1,329)

COMPREHENSIVE INCOME	$93,904	$84,267	$73,035

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$92,940	$96,814	$74,364
Items not requiring (providing) cash
Stock-based compensation expense	10,681	3,418	4,018
Depreciation and amortization	1,183	700	317
Deferred income taxes	1,190	(2,526)	1,287
Equity in undistributed net income of bank subsidiaries	(39,645)	(25,072)	(4,276)

Changes in
Other assets	8,585	2,816	(15,232)
Other liabilities	(6,769)	(1,358)	13,121
Net cash provided by operating activities	68,165	74,792	73,599

CASH FLOWS FROM INVESTING ACTIVITIES

Net originations of loans	90	(1,710)	--
Net purchases of premises and equipment	(18)	(6,896)	56
Additional investment in subsidiary	(15,000)	--	--
Proceeds from maturities of available-for-sale securities	42	1,973	--
Purchases of available-for-sale securities	(2,752)	(3)	(354)
Cash received (paid) in business combinations	(100,468)	(35,048)	44,173
Net cash (used in) provided by investing activities	(118,106)	(41,684)	43,875

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment) of long-term debt, net	8,014	(4,544)	8,126
Issuance of common stock, net	2,878	4,938	3,529
Dividends paid on preferred stock	--	(24)	(257)
Dividends paid on common stock	(35,116)	(28,743)	(27,026)
Redemption of preferred stock	--	(30,852)	--
Net cash used in financing activities	(24,224)	(59,225)	(15,628)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,165)	(26,117)	101,846

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	93,266	119,383	17,537

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,101	$93,266	$119,383

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2017.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were effective for the period.

(b) Changes in Internal Controls. The Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2017 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No items are reportable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A on or about March 14, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A on or about March 14, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A on or about March 14, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A on or about March 14, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A on or about March 14, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated as of May 14, 2010, among Federal Insurance Deposit Corporation, Receiver of Southwest Community Bank, Springfield, Missouri, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for May 19, 2010 (File No. 000-06253)).

2.2	Purchase and Assumption Agreement, dated as of October 15, 2010, among Federal Insurance Deposit Corporation, Receiver of Security Savings Bank F.S.B., Olathe, Kansas, Federal Deposit Insurance Corporation and Simmons First National Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 21, 2010 (File No. 000-06253)).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Truman Bank, St. Louis, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.4	Loan Sale Agreement, by and between Federal Deposit Insurance Corporation, as Receiver for Truman Bank, St. Louis, Missouri, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of September 14, 2012 (incorporated by reference to Exhibit 2.2 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for September 20, 2012 (File No. 000-06253)).

2.5	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Insurance Deposit Corporation, Receiver of Excel Bank, Sedalia, Missouri, Federal Deposit Insurance Corporation, and Simmons First National Bank, Pine Bluff, Arkansas, dated as of October 19, 2012 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K, as amended, for October 25, 2012 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for September 12, 2013 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.11	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.12	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.13	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.11 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

2.14	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.12 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

3.1	Restated Articles of Incorporation of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009 (File No. 000-06253)).

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K on February 27, 2015 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the right of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

10.1	Amended and Restated Deferred Compensation Agreement for Barry K. Ledbetter effective February 27, 2017 (incorporated by reference to Exhibit 10.24 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2016 (File No. 000-06253)).

10.2	Amended and Restated Deferred Compensation Agreement for Robert A. Fehlman effective February 27, 2017 (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2016 (File No. 000-06253)).

10.3	Deferred Compensation Agreement for Marty D. Casteel dated January 22, 2018.*

10.4	Amendment to Deferred Compensation Agreement for George A. Makris dated January 25, 2018.*

10.5	Revolving Credit Agreement, dated as of October 6, 2017, by and between Simmons First National Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed October 11, 2017 (File No. 000-06253)).

10.6	Revolving Credit Note, dated October 6, 2017, by Simmons First National Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed October 11, 2017 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Fixed Charges.*

14.1	Code of Ethics, dated December 13, 2017 (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed December 15, 2017 (File No. 000-06253)).

14.2	Finance Group Code of Ethics, dated July 2003 (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2003 (File No. 000-06253)).

21	Subsidiaries of the Registrant.*

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

______________________________________________________________________________________________

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Patrick A. Burrow	February 28, 2018
Patrick A. Burrow, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 28, 2018.

Signature	Title

/s/ George A. Makris, Jr.	Chairman and Chief Executive Officer
George A. Makris, Jr.	and Director

/s/ Robert A. Fehlman	Senior Executive Vice President,
Robert A. Fehlman	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President, Controller and
David W. Garner	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jay D. Burchfield	Director
Jay D. Burchfield

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Christopher R. Kirkland	Director
Christopher R. Kirkland

/s/ Susan S. Lanigan	Director
Susan S. Lanigan

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Tom Purvis	Director
Tom Purvis

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

Director
Russell Teubner

/s/ Malynda K. West	Director
Malynda K. West

