Form 10-Q
period 2018-03-31
SIMMONS FIRST NATIONAL CORP
filed 2018-05-08
CIK 90498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2018	Commission File Number 000-06253

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 25, 2018, was 92,243,103.

Simmons First National Corporation

Quarterly Report on Form 10-Q

March 31, 2018

Part I:	Financial Information
Item 1.	Financial Statements (Unaudited)

Simmons First National Corporation

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(In thousands, except share data)	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$170,811	$205,025
Interest bearing balances due from banks and federal funds sold	688,853	393,017
Cash and cash equivalents	859,664	598,042
Interest bearing balances due from banks - time	3,069	3,314
Investment securities:
Held-to-maturity	352,756	368,058
Available-for-sale	1,830,113	1,589,517
Total investments	2,182,869	1,957,575
Mortgage loans held for sale	17,708	24,038
Other assets held for sale	24,784	165,780
Loans:
Legacy loans	6,290,383	5,705,609
Allowance for loan losses	(47,207)	(41,668)
Loans acquired, net of discount and allowance	4,696,945	5,074,076
Net loans	10,940,121	10,738,017
Premises and equipment	289,355	287,249
Foreclosed assets and other real estate owned	29,140	32,118
Interest receivable	42,129	43,528
Bank owned life insurance	186,473	185,984
Goodwill	845,687	842,651
Other intangible assets	99,504	106,071
Other assets	76,806	71,439
Total assets	$15,597,309	$15,055,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$2,734,287	$2,665,249
Interest bearing transaction accounts and savings deposits	6,720,754	6,494,896
Time deposits	2,201,874	1,932,730
Total deposits	11,656,915	11,092,875
Federal funds purchased and securities sold under agreements to repurchase	120,909	122,444
Other borrowings	1,140,986	1,380,024
Subordinated notes and debentures	468,465	140,565
Other liabilities held for sale	2,781	157,366
Accrued interest and other liabilities	98,202	77,968
Total liabilities	13,488,258	12,971,242

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 120,000,000 shares authorized (1); 92,242,389 and 92,029,118 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	922	920
Surplus	1,590,086	1,586,034
Undivided profits	552,105	514,874
Accumulated other comprehensive loss	(34,062)	(17,264)
Total stockholders’ equity	2,109,051	2,084,564
Total liabilities and stockholders’ equity	$15,597,309	$15,055,806

(1)	On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,000.

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Income

Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(In thousands, except per share data (1))	2018	2017
	(Unaudited)
INTEREST INCOME
Loans	$143,350	$68,728
Interest bearing balances due from banks and federal funds sold	1,009	122
Investment securities	12,622	9,451
Mortgage loans held for sale	158	126
TOTAL INTEREST INCOME	157,139	78,427

INTEREST EXPENSE
Deposits	15,597	4,204
Federal funds purchased and securities sold under agreements to repurchase	110	75
Other borrowings	5,139	1,194
Subordinated notes and debentures	1,327	574
TOTAL INTEREST EXPENSE	22,173	6,047

NET INTEREST INCOME	134,966	72,380
Provision for loan losses	9,150	4,307

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	125,816	68,073

NON-INTEREST INCOME
Trust income	5,249	4,212
Service charges on deposit accounts	10,345	8,102
Other service charges and fees	2,750	2,197
Mortgage and SBA lending income	4,445	2,423
Investment banking income	834	690
Debit and credit card fees	8,796	7,934
Bank owned life insurance income	1,103	818
Gain on sale of securities, net	6	63
Other income	4,007	3,621
TOTAL NON-INTEREST INCOME	37,535	30,060

NON-INTEREST EXPENSE
Salaries and employee benefits	56,357	35,536
Occupancy expense, net	6,960	4,663
Furniture and equipment expense	4,403	4,443
Other real estate and foreclosure expense	1,020	589
Deposit insurance	2,128	680
Merger related costs	1,711	524
Other operating expenses	25,494	19,887
TOTAL NON-INTEREST EXPENSE	98,073	66,322

INCOME BEFORE INCOME TAXES	65,278	31,811
Provision for income taxes	13,966	9,691

NET INCOME	$51,312	$22,120
BASIC EARNINGS PER SHARE	$0.56	$0.35
DILUTED EARNINGS PER SHARE	$0.55	$0.35

(1)	All per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(In thousands)	2018	2017
	(Unaudited)

NET INCOME	$51,312	$22,120

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(22,735)	1,567
Less: Reclassification adjustment for realized gains included in net income	6	63
Other comprehensive (loss) gain, before tax effect	(22,741)	1,504
Less: Tax effect of other comprehensive (loss) income	(5,943)	590

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(16,798)	914

COMPREHENSIVE INCOME	$34,514	$23,034

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(In thousands)	March 31, 2018	March 31, 2017
	(Unaudited)
OPERATING ACTIVITIES
Net income	$51,312	$22,120
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,677	4,953
Provision for loan losses	9,150	4,307
Gain on sale of investments	(6)	(63)
Net accretion of investment securities and assets	(14,368)	(6,766)
Net (accretion) amortization on borrowings	(211)	106
Stock-based compensation expense	2,585	2,329
Loss on sale of premises and equipment, net of impairment	--	43
Loss (gain) on sale of foreclosed assets held for sale	41	(326)
Gain on sale of mortgage loans held for sale	(2,610)	(2,360)
Deferred income taxes	3,921	3,090
Increase in cash surrender value of bank owned life insurance	(1,103)	(818)
Originations of mortgage loans held for sale	(113,012)	(88,870)
Proceeds from sale of mortgage loans held for sale	121,952	109,264
Changes in assets and liabilities:
Interest receivable	1,582	1,699
Assets held in trading accounts	--	(14)
Other assets	(5,648)	3,901
Accrued interest and other liabilities	33,983	(16,913)
Income taxes payable	(13,955)	6,123
Net cash provided by operating activities	80,290	41,805

INVESTING ACTIVITIES
Net originations of loans	(140,804)	(144,651)
Decrease in due from banks - time	245	--
Purchases of premises and equipment, net	(6,052)	(25,924)
Proceeds from sale of premises and equipment	--	1,394
Proceeds from sale of foreclosed assets held for sale	4,359	2,844
Proceeds from sale of available-for-sale securities	7,726	--
Proceeds from maturities of available-for-sale securities	58,548	26,373
Purchases of available-for-sale securities	(320,798)	(123,787)
Proceeds from maturities of held-to-maturity securities	15,512	32,051
Purchases of held-to-maturity securities	--	(860)
Proceeds from bank owned life insurance death benefits	616	--
Disposition of assets and liabilities held for sale	(75,586)	--
Net cash used in investing activities	(456,234)	(232,560)

FINANCING ACTIVITIES
Net change in deposits	564,040	53,069
Proceeds from issuance of subordinated notes	326,711	--
Dividends paid on common stock	(14,081)	(7,845)
Net change in other borrowed funds	(239,038)	167,915
Net change in federal funds purchased and securities sold under agreements to repurchase	(1,535)	(5,022)
Net shares issued under stock compensation plans	1,469	2,260
Net cash provided by financing activities	637,566	210,377

INCREASE IN CASH AND CASH EQUIVALENTS	261,622	19,622
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	598,042	285,659

CASH AND CASH EQUIVALENTS, END OF PERIOD	$859,664	$305,281

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017

(In thousands, except share data (1))	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance, December 31, 2016	$626	$711,663	$(15,212)	$454,034	$1,151,111

Comprehensive income	--	--	914	22,120	23,034
Stock issued for employee stock purchase plan – 26,002 shares	--	618	--	--	618
Stock-based compensation plans, net – 195,266	2	3,969	--	--	3,971
Dividends on common stock – $0.125 per share	--	--	--	(7,845)	(7,845)

Balance, March 31, 2017 (Unaudited)	628	716,250	(14,298)	468,309	1,170,889

Comprehensive income	--	--	50	70,820	70,870
Reclassify stranded tax effects due to 2017 tax law changes	--	--	(3,016)	3,016	--
Stock-based compensation plans, net – 164,020	1	8,969	--	--	8,970
Stock issued for Hardeman acquisition – 1,599,940 common shares	16	42,622	--	--	42,638
Stock issued for OKSB acquisition – 14,488,604 common shares	145	431,253	--	--	431,398
Stock issued for First Texas acquisition – 12,999,840 common shares	130	386,940	--	--	387,070
Cash dividends – $0.375 per share	--	--	--	(27,271)	(27,271)

Balance, December 31, 2017	920	1,586,034	(17,264)	514,874	2,084,564

Comprehensive income	--	--	(16,798)	51,312	34,514
Stock issued for employee stock purchase plan – 39,782 shares	--	1,026	--	--	1,026
Stock-based compensation plans, net – 173,489	2	3,026	--	--	3,028
Dividends on common stock – $0.15 per share	--	--	--	(14,081)	(14,081)

Balance, March 31, 2018 (Unaudited)	$922	$1,590,086	$(34,062)	$552,105	$2,109,051

(1)	All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Organizational Structure

Simmons First National Corporation (the “Company”) is a publicly traded financial holding company that trades on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “SFNC” and the parent of Simmons Bank, an Arkansas state-chartered bank that began as a community bank in 1903, and Bank SNB, an Oklahoma state-chartered bank that was acquired in October 2017 through the Company’s merger with Southwest Bancorp, Inc. Simmons Bank is also the parent of Simmons First Investment Group, Inc. (a dually registered broker-dealer and investment adviser), Simmons First Insurance Services, Inc. (an insurance company), and Simmons First Insurance Services of TN, LLC (an insurance agency).

Description of Business

The Company is headquartered in Pine Bluff, Arkansas and conducts banking operations in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company offers consumer, real estate and commercial loans, checking, savings and time deposits from 200 financial centers conveniently located throughout its market areas. Additionally, the Company offers specialized products and services such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2017, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income items and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements and actual results may differ from these estimates. Such estimates include, but are not limited to, the Company’s allowance for loan losses.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Recently Adopted Accounting Standards

Reporting Comprehensive Income – In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”), that allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the tax reform legislation signed into law in December 2017 (“2017 Act”). Current US GAAP requires the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Consequently, the original deferred tax amount recorded through AOCI at the old rate will remain in AOCI despite the fact that its related deferred tax asset/liability will be reduced through continuing operations to reflect the new rate, resulting in “stranded” tax effects in AOCI. ASU 2018-02 requires a reclassification from AOCI to retained earnings for those stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of reclassification would be the difference between 1) the amount initially charged or credited directly to other comprehensive income at the previous enacted federal corporate income tax rate that remains in AOCI and 2) the amount that would have been charged or credited using the newly enacted federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to income from continuing operations. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As permitted, the Company elected to early adopt the provisions of ASU 2018-02 during the fourth quarter 2017, which resulted in a reclassification from AOCI to retained earnings in the amount of $3.0 million related to the change in federal corporate tax rate.

Stock Compensation: Scope of Modification Accounting – In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), that provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting and the guidance should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Currently, the Company has not modified any existing awards nor has any plans to do so, therefore the adoption of ASU 2017-09 has not had a material effect on the Company’s results of operations, financial position or disclosures.

Premium Amortization on Purchased Callable Debt Securities – In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), that amends the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments shorten the amortization period by requiring that the premium be amortized to the earliest call date. Under previous US GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As permitted, the Company elected to early adopt the provisions of ASU 2017-08 during the first quarter 2017. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures.

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The amendments also provide guidance on when an entity should separate or aggregate cash flows based on the predominance principle. The effective date is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard is required to be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The adoption of 2016-15 did not have a material impact on the Company’s results of operations, financial position or disclosures since the amendment applies to the classification of cash flows. The adoption did not have a material impact on the consolidated statement of cash flows.

Financial Assets and Financial Liabilities – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), that makes changes primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In February 2018, the FASB issued 2018-03 that clarified certain guidance and contained narrow scope amendments. The effective date is for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 did not have a material impact on the Company’s results of operations or financial position. However, this new guidance requires the disclosed estimated fair value of the Company’s loan portfolio to be based on an exit price calculation, which considers liquidity, credit and nonperformance risk of its loans. The adoption of 2016-01 did not have a material impact on the Company’s fair value disclosures.

Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The core principle of this revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, deferring the effective date to annual and interim periods beginning after December 15, 2017. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, which comprises a significant portion of the Company’s revenue stream. However, the updated guidance affects the revenue recognition pattern for certain revenue streams, including service charges on deposit accounts, gains/losses on sale of other real estate owned (“OREO”), and trust income. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures. See below “Revenue from Contracts with Customers” for additional information.

Recently Issued Accounting Standards

Derivatives and Hedging: Targeted Improvements – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), that changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in order to better align a company’s risk management activities and financial reporting for hedging relationships. In summary, this amendment 1) expands the types of transactions eligible for hedge accounting; 2) eliminates the separate measurement and presentation of hedge ineffectiveness; 3) simplifies the requirements around the assessment of hedge effectiveness; 4) provides companies more time to finalize hedge documentation; and 5) enhances presentation and disclosure requirements. The effective date is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to existing hedging relationships on the date of adoption and the effects should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this standard will have on its results of operations, financial position or disclosures, but it is not expected to have a material impact.

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

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional team that is assessing its data and system needs and evaluating the potential impact of adopting the new guidance. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact on its results of operations, financial position or disclosures. However, the Company has begun developing processes and procedures to ensure it is fully compliant at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and developing asset quality forecast models in preparation for the implementation of this standard.

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based upon leases that were outstanding as of March 31, 2018, the Company does not expect the new standard to have a material impact on its results of operations, but anticipates increases in its assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

There have been no other significant changes to the Company’s accounting policies from the 2017 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

Revenue from Contracts with Customers

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, applies to all contracts with customers to provide goods or services in the ordinary course of business. However, Topic 606 specifically does not apply to revenue related to financial instruments, guarantees, insurance contracts, leases, or nonmonetary exchanges. Given these scope exceptions, interest income recognition and measurement related to loans and investments securities, the Company’s two largest sources of revenue, are not accounted for under Topic 606. Also, the Company does not use Topic 606 to account for gains or losses on its investments in securities, loans, and derivatives due to the scope exceptions.

Certain revenue streams, such as service charges on deposit accounts, gains or losses on the sale of OREO, and trust income, fall under the scope of Topic 606 and the Company must recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. Topic 606 is applied using five steps: 1) identify the contract with the customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company has evaluated the nature of all contracts with customers that fall under the scope of Topic 606 and determined that further disaggregation of revenue from contracts with customers into categories was not necessary. There has not been significant revenue recognized in the current reporting period resulting from performance obligations satisfied in previous periods. In addition, there has not been a significant change in timing of revenues received from customers.

A description of performance obligations for each type of contract with customers is as follows:

Service charges on deposit accounts – The Company’s primary source of funding comes from deposit accounts with its customers. Customers pay certain fees to access their cash on deposit including, but not limited to, non-transactional fees such as account maintenance, dormancy or statement rendering fees, and certain transaction-based fees such as ATM, wire transfer, overdraft or returned check fees. The Company generally satisfies its performance obligations as services are rendered. The transaction prices are fixed, and are charged either on a periodic basis or based on activity.

Sale of OREO – In the normal course of business, the Company will enter into contracts with customers to sell OREO, which has generally been foreclosed upon by the Company. The Company generally satisfies its performance obligation upon conveyance of property from the Company to the customer, generally by way of an executed agreement. The transaction price is fixed, and on occasion the Company will finance a portion of the proceeds the customers uses to purchase the property. These properties are generally sold without recourse or warranty.

Trust Income – The Company enters into contracts with its customers to manage assets for investment, and/or transact on their accounts. The Company generally satisfies its performance obligations as services are rendered. The management fee is a fixed percentage-based fee calculated upon the average balance of assets under management and is charged to customers on a monthly basis.

Acquisition Accounting, Loans Acquired

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the loans acquired is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurement. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

For impaired loans accounted for under ASC Topic 310-30, the Company continues to estimate cash flows expected to be collected on purchased credit impaired loans. The Company evaluates, at each balance sheet date, whether the present value of the purchased credit impaired loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in the consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the purchased credit impaired loan.

For further discussion of acquisition and loan accounting, see Note 2, Acquisitions, and Note 6, Loans Acquired.

NOTE 2: ACQUISITIONS

Southwest Bancorp, Inc.

On October 19, 2017, the Company completed the acquisition of Southwest Bancorp, Inc. (“OKSB”) headquartered in Stillwater, Oklahoma, including its wholly-owned bank subsidiary, Bank SNB. The Company issued 14,488,604 shares of its common stock valued at approximately $431.4 million as of October 19, 2017, plus $94.9 million in cash in exchange for all outstanding shares of OKSB common stock.

Prior to the acquisition, OKSB conducted banking business from 29 branches located in Texas, Oklahoma, Kansas and Colorado. In addition, OKSB owned a loan production office in Denver, Colorado. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $2.7 billion in assets, including approximately $2.0 billion in loans (inclusive of loan discounts) and approximately $2.0 billion in deposits. The systems conversion is planned to occur late May 2018, at which time the subsidiary bank will be merged into Simmons Bank.

Goodwill of $229.1 million was recorded as a result of the transaction. The acquisition allowed the Company to enter the Texas, Oklahoma, and Colorado banking markets and it also strengthened the Company’s Kansas franchise and its product offerings in the healthcare and real estate industries, all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the OKSB transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from OKSB	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$79,517	$--	$79,517
Investment securities	485,468	(1,295)	484,173
Loans acquired	2,039,524	(43,071)	1,996,453
Allowance for loan losses	(26,957)	26,957	--
Foreclosed assets	6,284	(1,127)	5,157
Premises and equipment	21,210	5,457	26,667
Bank owned life insurance	28,704	--	28,704
Goodwill	13,545	(13,545)	--
Core deposit intangible	1,933	40,191	42,124
Other intangibles	3,806	--	3,806
Other assets	33,455	(9,141)	24,314
Total assets acquired	$2,686,489	$4,426	$2,690,915

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$485,971	$--	$485,971
Interest bearing transaction accounts and savings deposits	869,252	--	869,252
Time deposits	613,345	(2,213)	611,132
Total deposits	1,968,568	(2,213)	1,966,355
Securities sold under agreement to repurchase	11,256	--	11,256
Other borrowings	347,000	--	347,000
Subordinated debentures	46,393	--	46,393
Accrued interest and other liabilities	17,440	5,364	22,804
Total liabilities assumed	2,390,657	3,151	2,393,808
Equity	295,832	(295,832)	--
Total equity assumed	295,832	(295,832)	--
Total liabilities and equity assumed	$2,686,489	$(292,681)	$2,393,808
Net assets acquired			297,107
Purchase price			526,251
Goodwill			$229,144

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

Goodwill of $240.8 million was recorded as a result of the transaction. The acquisition allowed the Company to enter the Texas banking markets and it also strengthened the Company’s specialty product offerings in the area of SBA lending and trust services, all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the First Texas transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from First Texas	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$59,277	$--	$59,277
Investment securities	81,114	(596)	80,518
Loans acquired	2,246,212	(37,834)	2,208,378
Allowance for loan losses	(20,864)	20,664	(200)
Premises and equipment	24,864	10,123	34,987
Bank owned life insurance	7,190	--	7,190
Goodwill	37,227	(37,227)	--
Core deposit intangible	--	7,328	7,328
Other assets	18,263	11,485	29,748
Total assets acquired	$2,453,283	$(26,057)	$2,427,226

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$74,410	$--	$74,410
Interest bearing transaction accounts and savings deposits	1,683,298	--	1,683,298
Time deposits	124,233	(283)	123,950
Total deposits	1,881,941	(283)	1,881,658
Securities sold under agreement to repurchase	50,000	--	50,000
Other borrowings	235,000	--	235,000
Subordinated debentures	30,323	589	30,912
Accrued interest and other liabilities	11,727	1,669	13,396
Total liabilities assumed	2,208,991	1,975	2,210,966
Equity	244,292	(244,292)	--
Total equity assumed	244,292	(244,292)	--
Total liabilities and equity assumed	$2,453,283	$(242,317)	$2,210,966
Net assets acquired			216,260
Purchase price			457,103
Goodwill			$240,843

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

_________________________________________

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

During 2018, the Company finalized its analysis of the loans acquired along with other acquired assets and assumed liabilities.

The Company’s operating results for all periods presented include the operating results of the acquired assets and assumed liabilities of Hardeman subsequent to the acquisition date.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisitions above.

Cash and due from banks and time deposits due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

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

Other intangibles – Other intangible assets represent the value of the relationships that Hardeman had with its insurance customers and the mortgage servicing rights acquired with OKSB. The fair value of Hardeman’s insurance customer relationships was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Other intangibles established prior to the acquisitions, if applicable, were written off.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	March 31, 2018				December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$46,961	$1	$(259)	$46,703	$46,945	$7	$(228)	$46,724
Mortgage-backed securities	15,404	--	(444)	14,960	16,132	8	(287)	15,853
State and political subdivisions	286,901	3,701	(1,106)	289,496	301,491	5,962	(222)	307,231
Other securities	3,490	--	--	3,490	3,490	--	--	3,490
Total HTM	$352,756	$3,702	$(1,809)	$354,649	$368,058	$5,977	$(737)	$373,298

Available-for-Sale
U.S. Government agencies	$152,855	$15	$(3,066)	$149,804	$141,559	$116	$(1,951)	$139,724
Mortgage-backed securities	1,394,138	155	(38,114)	1,356,179	1,208,017	246	(20,946)	1,187,317
State and political subdivisions	191,018	100	(5,230)	185,888	144,642	532	(2,009)	143,165
Other securities	136,911	1,332	(1)	138,242	118,106	1,206	(1)	119,311
Total AFS	$1,874,922	$1,602	$(46,411)	$1,830,113	$1,612,324	$2,100	$(24,907)	$1,589,517

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at March 31, 2018 and December 31, 2017, was $1.8 billion and $1.4 billion, which is approximately 82.1% and 73.5%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$12,957	$(17)	$32,758	$(242)	$45,715	$(259)
Mortgage-backed securities	5,897	(110)	8,479	(334)	14,376	(444)
State and political subdivisions	100,221	(1,070)	1,595	(36)	101,816	(1,106)
Total HTM	$119,075	$(1,197)	$42,832	$(612)	$161,907	$(1,809)

Available-for-Sale
U.S. Government agencies	$120,100	$(1,617)	$25,326	$(1,449)	$145,426	$(3,066)
Mortgage-backed securities	725,518	(12,950)	589,543	(25,164)	1,315,061	(38,114)
State and political subdivisions	95,659	(1,603)	73,293	(3,627)	168,952	(5,230)
Other securities	--	--	99	(1)	99	(1)
Total AFS	$941,277	$(16,170)	$688,261	$(30,241)	$1,629,538	$(46,411)

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2018, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three months ended March 31, 2018 and 2017, is as follows:

(In thousands)	2018	2017

Taxable:
Held-to-maturity	$567	$661
Available-for-sale	9,032	5,816

Non-taxable:
Held-to-maturity	1,936	2,283
Available-for-sale	1,087	691
Total	$12,622	$9,451

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$48,493	$48,335	$370	$370
After one through five years	75,993	75,842	35,843	35,100
After five through ten years	92,585	92,633	22,926	22,342
After ten years	120,281	122,879	284,834	277,981
Securities not due on a single maturity date	15,404	14,960	1,394,138	1,356,179
Other securities (no maturity)	--	--	136,811	138,141
Total	$352,756	$354,649	$1,874,922	$1,830,113

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.4 billion at March 31, 2018 and $1.2 billion at December 31, 2017.

There were approximately $6,000 of gross realized gains and no realized losses from the sale of securities during the three months ended March 31, 2018. There were approximately $63,000 of gross realized gains and no realized losses from the sale of securities during the three months ended March 31, 2017.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Oklahoma, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

In August 2017, the Company, through its bank subsidiary, Simmons Bank, acquired the stock of Heartland Bank (“Heartland”) at a public auction held to satisfy certain indebtedness of Heartland’s former holding company, Rock Bancshares, Inc.

In March 2018, Heartland sold $141.0 million of branches and loans, as well as $154.6 million of deposits and other liabilities. At the end of the first quarter 2018, other assets held for sale of $24.8 million and other liabilities held for sale of $2.8 million related to Heartland, both recorded at fair value, remained at the Company. The Company will continue to work through the disposition of Heartland’s few remaining assets and expects to be complete within one year of the acquisition.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the Heartland transaction.

Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

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

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2018, the Company’s loan portfolio was $10.99 billion, compared to $10.78 billion at December 31, 2017. The various categories of loans are summarized as follows:

(In thousands)	March 31, 2018	December 31, 2017

Consumer:
Credit cards	$176,602	$185,422
Other consumer	284,285	280,094
Total consumer	460,887	465,516
Real Estate:
Construction	786,077	614,155
Single family residential	1,193,464	1,094,633
Other commercial	2,611,358	2,530,824
Total real estate	4,590,899	4,239,612
Commercial:
Commercial	971,704	825,217
Agricultural	128,247	148,302
Total commercial	1,099,951	973,519
Other	138,646	26,962
Loans	6,290,383	5,705,609
Loans acquired, net of discount and allowance (1)	4,696,945	5,074,076
Total loans	$10,987,328	$10,779,685

______________________

(1)	See Note 6, Loans Acquired, for segregation of loans acquired by loan class.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. Furthermore, a factor that influenced the Company’s judgment regarding the allowance for loan losses consists of an eight-year historical loss average segregated by each primary loan sector. On an annual basis, historical loss rates are calculated for each sector.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations. The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates. Term loans are generally set up with one or three year balloons, and the Company has instituted a pricing mechanism for commercial loans. It is standard practice to require personal guaranties on all commercial loans for closely-held or limited liability entities.

Nonaccrual and Past Due Loans – Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless if such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	March 31, 2018	December 31, 2017

Consumer:
Credit cards	$298	$170
Other consumer	4,711	4,605
Total consumer	5,009	4,775
Real estate:
Construction	1,923	2,242
Single family residential	13,616	13,431
Other commercial	16,707	16,054
Total real estate	32,246	31,727
Commercial:
Commercial	8,003	6,980
Agricultural	2,137	2,160
Total commercial	10,140	9,140
Total	$47,395	$45,642

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2018
Consumer:
Credit cards	$707	$672	$1,379	$175,223	$176,602	$233
Other consumer	3,407	3,176	6,583	277,702	284,285	33
Total consumer	4,114	3,848	7,962	452,925	460,887	266
Real estate:
Construction	640	703	1,343	784,734	786,077	--
Single family residential	6,937	6,163	13,100	1,180,364	1,193,464	71
Other commercial	4,796	9,488	14,284	2,597,074	2,611,358	--
Total real estate	12,373	16,354	28,727	4,562,172	4,590,899	71
Commercial:
Commercial	3,674	4,134	7,808	963,896	971,704	--
Agricultural	107	2,075	2,182	126,065	128,247	--
Total commercial	3,781	6,209	9,990	1,089,961	1,099,951	--
Other	--	--	--	138,646	138,646	--
Total	$20,268	$26,411	$46,679	$6,243,704	$6,290,383	$337

December 31, 2017
Consumer:
Credit cards	$707	$672	$1,379	$184,043	$185,422	$332
Other consumer	5,009	3,298	8,307	271,787	280,094	10
Total consumer	5,716	3,970	9,686	455,830	465,516	342
Real estate:
Construction	411	1,210	1,621	612,534	614,155	--
Single family residential	8,071	6,460	14,531	1,080,102	1,094,633	1
Other commercial	2,388	8,031	10,419	2,520,405	2,530,824	--
Total real estate	10,870	15,701	26,571	4,213,041	4,239,612	1
Commercial:
Commercial	1,523	6,125	7,648	817,569	825,217	--
Agricultural	50	2,120	2,170	146,132	148,302	--
Total commercial	1,573	8,245	9,818	963,701	973,519	--
Other	--	--	--	26,962	26,962	--
Total	$18,159	$27,916	$46,075	$5,659,534	$5,705,609	$343

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized

March 31, 2018						Three Months Ended March 31, 2018
Consumer:
Credit cards	$298	$298	$--	$298	$--	$234	$15
Other consumer	4,849	4,711	--	4,711	--	4,658	34
Total consumer	5,147	5,009	--	5,009	--	4,892	49
Real estate:
Construction	2,392	1,220	702	1,922	249	2,082	16
Single family residential	14,605	13,057	559	13,616	32	13,523	100
Other commercial	22,500	8,135	8,573	16,708	145	16,287	120
Total real estate	39,497	22,412	9,834	32,246	426	31,892	236
Commercial:
Commercial	8,480	7,119	758	7,877	18	7,226	53
Agricultural	3,256	2,137	--	2,137	--	1,586	12
Total commercial	11,736	9,256	758	10,014	18	8,812	65
Total	$56,380	$36,677	$10,592	$47,269	$444	$45,596	$350

December 31, 2017						Three Months Ended March 31, 2017
Consumer:
Credit cards	$170	$170	$--	$170	$--	$302	$5
Other consumer	4,755	4,605	--	4,605	--	2,107	13
Total consumer	4,925	4,775	--	4,775	--	2,409	18
Real estate:
Construction	2,522	1,347	895	2,242	249	3,074	20
Single family residential	14,347	12,725	706	13,431	53	12,667	81
Other commercial	22,308	6,732	9,133	15,865	36	19,321	123
Total real estate	39,177	20,804	10,734	31,538	338	35,062	224
Commercial:
Commercial	9,954	4,306	2,269	6,575	--	11,344	72
Agricultural	3,278	1,035	--	1,035	--	1,726	11
Total commercial	13,232	5,341	2,269	7,610	--	13,070	83
Total	$57,334	$30,920	$13,003	$43,923	$338	$50,541	$325

At March 31, 2018, and December 31, 2017, impaired loans, net of government guarantees and excluding loans acquired, totaled $47.3 million and $43.9 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $444,000 and $338,000 at March 31, 2018 and December 31, 2017, respectively. Approximately $350,000 of interest income was recognized on average impaired loans of $45.6 million for the three months ended March 31, 2018. Interest income recognized on impaired loans on a cash basis during the three months ended March 31, 2018 and 2017 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance

March 31, 2018
Consumer:
Other consumer	1	$91	--	$--	1	$91
Total consumer	1	91	--	--	1	91
Real estate:
Construction	--	--	1	408	1	408
Single-family residential	5	201	13	802	18	1,003
Other commercial	4	4,270	4	3,350	8	7,620
Total real estate	9	4,471	18	4,560	27	9,031
Commercial:
Commercial	4	1,897	6	738	10	2,635
Total commercial	4	1,897	6	738	10	2,635
Total	14	$6,459	24	$5,298	38	$11,757

December 31, 2017
Real estate:
Construction	--	$--	1	$420	1	$420
Single-family residential	4	141	15	954	19	1,095
Other commercial	4	4,322	5	3,712	9	8,034
Total real estate	8	4,463	21	5,086	29	9,549
Commercial:
Commercial	5	2,644	6	745	11	3,389
Total commercial	5	2,644	6	745	11	3,389
Total	13	$7,107	27	$5,831	40	$12,938

The following table presents loans that were restructured as TDRs during the three months ended March 31, 2018 and 2017, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure

Three Months Ended March 31, 2018
Consumer:
Other consumer	1	$91	$91	$91	$--	$--
Total consumer	1	91	91	91	--	--
Real estate:
Single-family residential	1	61	62	62	--	--
Total real estate	1	61	62	62	--	--
Total	2	$152	$153	$153	$--	$--

Three Months Ended March 31, 2017
Real estate:
Construction	1	$456	$456	$456	$--	$--
Other commercial	2	7,362	7,362	7,362	--	33
Total real estate	3	7,818	7,818	7,818	--	33
Commercial:
Commercial	5	770	760	760	--	--
Total commercial	5	770	760	760	--	--
Total	8	$8,588	$8,578	$8,578	$--	$33

During the three months ended March 31, 2018, the Company modified 2 loans with a recorded investment of $152,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. A specific reserve was not considered necessary for these loans based upon the fair value of the collateral. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

There was one commercial real estate loan for which a payment default occurred during the three months ended March 31, 2018. A charge-off of $66,300 was recorded for this loan and $294,300 was transferred to OREO. There was one commercial real estate loan for which a payment default occurred during the three months ended March 31, 2017. The Company defines a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $294,300 and $242,300 at March 31, 2018 and 2017, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At March 31, 2018 and December 31, 2017, the Company had $6,809,000 and $5,057,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2018 and December 31, 2017, the Company had $3,767,000 and $3,828,000, respectively, of OREO secured by residential real estate properties.

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

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8. A description of the general characteristics of the 8 risk ratings is as follows:

•	Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free of credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.

•	Risk Rate 2 – Pass (Good) - Loans under this category possess a nominal risk of default. This category includes borrowers with strong financial strength and superior financial ratios and trends. These loans are generally fully secured by cash or equivalents (other than those rated “excellent”).

•	Risk Rate 3 – Pass (Acceptable – Average) - Loans in this category are considered to possess a normal level of risk. Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements. If secured, the perfected collateral should be of acceptable quality and within established borrowing parameters.

•	Risk Rate 4 – Pass (Monitor) - Loans in the Watch (Monitor) category exhibit an overall acceptable level of risk, but that risk may be increased by certain conditions, which represent “red flags”. These “red flags” require a higher level of supervision or monitoring than the normal “Pass” rated credit. The borrower may be experiencing these conditions for the first time, or it may be recovering from weakness, which at one time justified a higher rating. These conditions may include: weaknesses in financial trends; marginal cash flow; one-time negative operating results; non-compliance with policy or borrowing agreements; poor diversity in operations; lack of adequate monitoring information or lender supervision; questionable management ability/stability.

•	Risk Rate 5 – Special Mention - A loan in this category has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified (although they are “criticized”) and do not expose an institution to sufficient risk to warrant adverse classification. Borrowers may be experiencing adverse operating trends, or an ill-proportioned balance sheet. Non-financial characteristics of a Special Mention rating may include management problems, pending litigation, a non-existent, or ineffective loan agreement or other material structural weakness, and/or other significant deviation from prudent lending practices.

•	Risk Rate 6 – Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. This does not imply ultimate loss of the principal, but may involve burdensome administrative expenses and the accompanying cost to carry the loan.

•	Risk Rate 7 – Doubtful – A loan classified Doubtful has all the weaknesses inherent in a substandard loan except that the weaknesses make collection or liquidation in full (on the basis of currently existing facts, conditions, and values) highly questionable and improbable. Doubtful borrowers are usually in default, lack adequate liquidity, or capital, and lack the resources necessary to remain an operating entity. The possibility of loss is extremely high, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Pending factors include: proposed merger or acquisition; liquidation procedures; capital injection; perfection of liens on additional collateral; and refinancing plans. Loans classified as Doubtful are placed on nonaccrual status.

•	Risk Rate 8 – Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loans has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan, even though partial recovery may be affected in the future. Borrowers in the Loss category are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Loans should be classified as Loss and charged-off in the period in which they become uncollectible.

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $17.6 million and $17.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of March 31, 2018 and December 31, 2017, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $78.7 million and $76.3 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at March 31, 2018 and December 31, 2017, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $177.8 million and $175.6 million, as of March 31, 2018 and December 31, 2017, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2018 and December 31, 2017, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2018
Consumer:
Credit cards	$176,071	$--	$531	$--	$--	$176,602
Other consumer	279,414	--	4,871	--	--	284,285
Total consumer	455,485	--	5,402	--	--	460,887
Real estate:
Construction	778,757	2,344	4,960	16	--	786,077
Single family residential	1,168,255	1,790	23,197	222	--	1,193,464
Other commercial	2,572,032	7,076	32,250	--	--	2,611,358
Total real estate	4,519,044	11,210	60,407	238	--	4,590,899
Commercial:
Commercial	953,138	6,140	12,426	--	--	971,704
Agricultural	124,938	325	2,961	23	--	128,247
Total commercial	1,078,076	6,465	15,387	23	--	1,099,951
Other	138,646	--	--	--	--	138,646
Loans acquired	4,545,941	54,664	95,842	498	--	4,696,945
Total	$10,737,192	$72,339	$177,038	$759	$--	$10,987,328

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2017
Consumer:
Credit cards	$184,920	$--	$502	$--	$--	$185,422
Other consumer	275,160	--	4,934	--	--	280,094
Total consumer	460,080	--	5,436	--	--	465,516
Real estate:
Construction	603,126	5,795	5,218	16	--	614,155
Single family residential	1,066,902	3,954	23,490	287	--	1,094,633
Other commercial	2,480,293	19,581	30,950	--	--	2,530,824
Total real estate	4,150,321	29,330	59,658	303	--	4,239,612
Commercial:
Commercial	736,377	74,254	14,402	50	134	825,217
Agricultural	146,065	24	2,190	23	--	148,302
Total commercial	882,442	74,278	16,592	73	134	973,519
Other	26,962	--	--	--	--	26,962
Loans acquired	4,782,384	198,314	93,378	--	--	5,074,076
Total	$10,302,189	$301,922	$175,064	$376	$134	$10,779,685

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2018
Balance, beginning of period	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (1)	4,286	3,286	751	759	9,082
Charge-offs	(1,761)	(455)	(999)	(1,056)	(4,271)
Recoveries	69	302	263	94	728
Net charge-offs	(1,692)	(153)	(736)	(962)	(3,543)
Balance, March 31, 2018(2)	$9,601	$30,414	$3,799	$3,393	$47,207

Period-end amount allocated to:
Loans individually evaluated for impairment	$18	$426	$--	$--	$444
Loans collectively evaluated for impairment	9,583	29,988	3,799	3,393	46,763
Balance, March 31, 2018 (2)	$9,601	$30,414	$3,799	$3,393	$47,207

Activity in the allowance for loan losses for the three months ended March 31, 2017 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

Three Months Ended March 31, 2017
Balance, beginning of period	$7,739	$21,817	$3,779	$2,951	$36,286
Provision for loan losses (1)	696	860	758	1,243	3,557
Charge-offs	(292)	(656)	(1,044)	(1,174)	(3,166)
Recoveries	30	232	236	690	1,188
Net charge-offs	(262)	(424)	(808)	(484)	(1,978)
Balance, March 31, 2017 (2)	$8,173	$22,253	$3,729	$3,710	$37,865

Period-end amount allocated to:
Loans individually evaluated for impairment	$708	$837	$--	$1	$1,546
Loans collectively evaluated for impairment	7,465	21,416	3,729	3,709	36,319
Balance, March 31, 2017 (2)	$8,173	$22,253	$3,729	$3,710	$37,865

Period-end amount allocated to:
Loans individually evaluated for impairment	$--	$338	$--	$--	$338
Loans collectively evaluated for impairment	7,007	26,943	3,784	3,596	41,330
Balance, December 31, 2017 (2)	$7,007	$27,281	$3,784	$3,596	$41,668

(1)	Provision for loan losses of $68,000 attributable to loans acquired was excluded from this table for the three months ended March 31, 2018 (total provision for loan losses for the three months ended March 31, 2018 was $9,150,000). There were $79,000 in charge-offs for loans acquired during the three months ended March 31, 2018, resulting in an ending balance in the allowance related to loans acquired of $407,000. Provision for loan losses of $750,000 attributable to loans acquired was excluded from this table for the three months ended March 31, 2017 (total provision for loan losses for the three months ended March 31, 2017 was $4,307,000). There were $1.3 million in charge-offs for loans acquired during the first three months of 2017, resulting in an ending balance in the allowance related to loans acquired of $435,000.
(2)	Allowance for loan losses at March 31, 2018 includes $407,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2017 and March 31, 2017 includes $418,000 and $435,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2018 was $47,614,000 and total allowance for loan losses at December 31, 2017 and March 31, 2017 was $42,086,000 and $38,300,000, respectively.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total

March 31, 2018
Loans individually evaluated for impairment	$10,014	$32,246	$298	$4,711	$47,269
Loans collectively evaluated for impairment	1,089,937	4,558,653	176,304	418,220	6,243,114
Balance, end of period	$1,099,951	$4,590,899	$176,602	$422,931	$6,290,383

December 31, 2017
Loans individually evaluated for impairment	$7,610	$31,538	$170	$4,605	$43,923
Loans collectively evaluated for impairment	965,909	4,208,074	185,252	302,451	5,661,686
Balance, end of period	$973,519	$4,239,612	$185,422	$307,056	$5,705,609

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all loans acquired as of March 31, 2018 and December 31, 2017:

	Loans Acquired
(In thousands)	March 31, 2018	December 31, 2017

Consumer:
Other consumer	$43,090	$51,467
Real estate:
Construction	591,533	637,032
Single family residential	747,597	793,228
Other commercial	2,420,121	2,387,777
Total real estate	3,759,251	3,818,037
Commercial:
Commercial	891,261	995,587
Agricultural	3,343	66,576
Total commercial	894,604	1,062,163
Other	--	142,409
Total loans acquired (1)	$4,696,945	$5,074,076

_____________________________________________________________________________________

(1)	Loans acquired are reported net of a $407,000 and $418,000 allowance at March 31, 2018 and December 31, 2017, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	March 31, 2018	December 31, 2017

Consumer:
Other consumer	$570	$334
Real estate:
Construction	241	1,767
Single family residential	8,072	12,151
Other commercial	19,626	7,401
Total real estate	27,939	21,319
Commercial:
Commercial	1,518	1,748
Agricultural	152	84
Total commercial	1,670	1,832
Total	$30,179	$23,485

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2018
Consumer:
Other consumer	$444	$152	$596	$42,494	$43,090	$--
Real estate:
Construction	162	1,504	1,666	589,867	591,533	--
Single family residential	7,938	5,353	13,291	734,306	747,597	--
Other commercial	1,480	3,940	5,420	2,414,701	2,420,121	--
Total real estate	9,580	10,797	20,377	3,738,874	3,759,251	--
Commercial:
Commercial	1,697	569	2,266	888,995	891,261	--
Agricultural	43	119	162	3,181	3,343	--
Total commercial	1,740	688	2,428	892,176	894,604	--

Total	$11,764	$11,637	$23,401	$4,673,544	$4,696,945	$--

December 31, 2017
Consumer:
Other consumer	$889	$260	$1,149	$50,318	$51,467	$108
Real estate:
Construction	2,577	1,448	4,025	633,007	637,032	279
Single family residential	12,936	3,302	16,238	776,990	793,228	126
Other commercial	17,176	5,647	22,823	2,364,954	2,387,777	2,565
Total real estate	32,689	10,397	43,086	3,774,951	3,818,037	2,970
Commercial:
Commercial	2,344	1,039	3,383	992,204	995,587	67
Agricultural	51	--	51	66,525	66,576	--
Total commercial	2,395	1,039	3,434	1,058,729	1,062,163	67

Other	15	--	15	142,394	142,409	--
Total	$35,988	$11,696	$47,684	$5,026,392	$5,074,076	$3,145

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 5, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2018
Consumer:
Other consumer	$41,995	$14	$1,081	$--	$--	$43,090
Real estate:
Construction	570,334	19,624	1,575	--	--	591,533
Single family residential	726,224	1,917	18,958	498	--	747,597
Other commercial	2,374,014	12,663	33,444	--	--	2,420,121
Total real estate	3,670,572	34,204	53,977	498	--	3,759,251
Commercial:
Commercial	830,225	20,446	40,590	--	--	891,261
Agricultural	3,149	--	194	--	--	3,343
Total commercial	833,374	20,446	40,784	--	--	894,604

Total	$4,545,941	$54,664	$95,842	$498	$--	$4,696,945

December 31, 2017
Consumer:
Other consumer	$50,625	$21	$821	$--	$--	$51,467
Real estate:
Construction	604,796	30,524	1,712	--	--	637,032
Single family residential	770,954	2,618	19,656	--	--	793,228
Other commercial	2,337,097	15,064	35,616	--	--	2,387,777
Total real estate	3,712,847	48,206	56,984	--	--	3,818,037
Commercial:
Commercial	946,322	13,901	35,364	--	--	995,587
Agricultural	66,367	--	209	--	--	66,576
Total commercial	1,012,689	13,901	35,573	--	--	1,062,163

Other	142,409	--	--	--	--	142,409
Total	$4,918,570	$62,128	$93,378	$--	$--	$5,074,076

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

In addition to the accretable yield on loans acquired not considered to be impaired, the amount of the estimated cash flows expected to be received from the purchased credit impaired loans in excess of the fair values recorded for the purchased credit impaired loans is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the loans. Each quarter, the Company estimates the cash flows expected to be collected from the acquired purchased credit impaired loans, and adjustments may or may not be required. This has resulted in an increase in interest income that is spread on a level-yield basis over the remaining expected lives of the loans.

The impact of these adjustments on the Company’s financial results for the three months ended March 31, 2018 and 2017 is shown below:

	Three Months Ended March 31,
(In thousands)	2018	2017

Impact on net interest income and pre-tax income	$450	$1,184

Impact, net of taxes	$331	$720

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans

Beginning balance	$620	$17,116	$1,655	$17,802
Additions	--	--	--	--
Accretable yield adjustments	1,134	--	1,228	--
Accretion	(385)	385	(1,666)	1,666
Payments and other reductions, net	--	104	--	(10,773)
Balance, ending	$1,369	$17,605	$1,217	$8,695

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan loss for loans acquired resulting in a total allowance on loans acquired of $407,000 at March 31, 2018 and $418,000 at December 31, 2017. The provision on loans acquired for the three months ended March 31, 2018 and 2017 was $68,000 and $750,000, respectively.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $845.7 million at March 31, 2018 and $842.7 million at December 31, 2017.

The Company recorded $229.1 million, $240.8 million and $29.4 million of goodwill as a result of its acquisitions of OKSB, First Texas and Hardeman, respectively. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2018 or the year ended December 31, 2017.

Core deposit premiums are amortized over periods ranging from 10 to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $42.1 million, $7.3 million, and $7.8 million were recorded during 2017 as part of the OKSB, First Texas and Hardeman acquisitions, respectively.

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Company recorded $830,000 of intangible assets during 2017 related to the insurance operations in the Hardeman acquisition. The Company recorded $3.8 million of other intangible assets during 2017 as part of the OKSB acquisition which were subsequently sold in first quarter 2018.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2018 and December 31, 2017, were as follows:

(In thousands)	March 31, 2018	December 31, 2017

Goodwill	$845,687	$842,651
Core deposit premiums:
Gross carrying amount	105,984	105,984
Accumulated amortization	(19,009)	(16,659)
Core deposit premiums, net	86,975	89,325
Books of business intangible:
Gross carrying amount	15,234	15,414
Accumulated amortization	(2,912)	(2,827)
Books of business intangible, net	12,322	12,587
Other intangibles:
Gross carrying amount	2,068	6,037
Accumulated amortization	(1,861)	(1,878)
Other intangibles, net	207	4,159
Other intangible assets, net	99,504	106,071
Total goodwill and other intangible assets	$945,191	$948,722

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2018 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2018	$8,171
	2019	10,565
	2020	10,552
	2021	10,490
	2022	10,438
	Thereafter	49,288
	Total	$99,504

NOTE 8: TIME DEPOSITS

Time deposits include approximately $1.035 billion and $736.0 million of certificates of deposit of $100,000 or more at March 31, 2018, and December 31, 2017, respectively. Of this total approximately $664,732,000 and $396,771,000 of certificates of deposit were over $250,000 at March 31, 2018 and December 31, 2017, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components:

(In thousands)	March 31, 2018	March 31, 2017
Income taxes currently payable	$10,045	$6,601
Deferred income taxes	3,921	3,090
Provision for income taxes	$13,966	$9,691

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their appropriate tax effects, are as follows:

(In thousands)	March 31, 2018	December 31, 2017

Deferred tax assets:
Loans acquired	$18,418	$19,885
Allowance for loan losses	12,294	10,773
Valuation of foreclosed assets	2,852	2,852
Tax NOLs from acquisition	7,727	7,821
Deferred compensation payable	2,534	2,433
Accrued equity and other compensation	4,472	5,302
Acquired securities	578	578
Unrealized loss on available-for-sale securities	12,217	6,107
Other	7,279	8,813
Gross deferred tax assets	68,371	64,564

Deferred tax liabilities:
Goodwill and other intangible amortization	(32,579)	(32,572)
Accumulated depreciation	(9,317)	(8,945)
Other	(4,103)	(4,413)
Gross deferred tax liabilities	(45,999)	(45,930)

Net deferred tax asset, included in other assets	$22,372	$18,634

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

(In thousands)	March 31, 2018	March 31, 2017

Computed at the statutory rate (1)	$13,708	$11,134
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,822	539
Discrete items related to ASU 2016-09	(273)	(1,082)
Tax exempt interest income	(677)	(1,071)
Tax exempt earnings on BOLI	(186)	(218)
Other differences, net	(428)	389
Actual tax provision	$13,966	$9,691

________________________

(1)	The statutory rate was 21% for the three months ended March 31, 2018, compared to 35% for the three months ended March 31, 2017.

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

On December 22, 2017, the President signed tax reform legislation (the “2017 Act”) which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under US GAAP, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled and the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. As a result, the Company was required to remeasure its deferred taxes as of December 22, 2017 based upon the new 21% tax rate and the change was recorded in the 2017 income tax provision.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. As such, the company’s 2017 financial results reflect the income tax effects for the 2017 Act for which the accounting under ASC 740 is complete and provisional amounts for those specific income tax effects of the 2017 Act for which the accounting under ASC 740 is incomplete but a reasonable estimate could be determined. The company did not identify items for which the income tax effects of the 2017 Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The tax expense recorded in 2017 is a reasonable estimate based on published guidance available at this time and is considered provisional. The ultimate impact of the 2017 Act may differ from these estimates due to changes in interpretations and assumptions made by the Company, as well as additional regulatory guidance. Any adjustments will be reflected in the Company’s financial statements in future periods.

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

NOTE 10: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company utilizes securities sold under agreements to repurchase to facilitate the needs of its customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents.

The gross amount of recognized liabilities for repurchase agreements was $114.6 million and $122.0 million at March 31, 2018 and December 31, 2017, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2018
Repurchase agreements:
U.S. Government agencies	$114,634	$--	$--	$--	$114,634

December 31, 2017
Repurchase agreements:
U.S. Government agencies	$122,019	$--	$--	$--	$122,019

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2018 and December 31, 2017 consisted of the following components:

(In thousands)	March 31, 2018	December 31, 2017

Other Borrowings
FHLB advances, net of discount, due 2018 to 2033, 1.33% to 7.37% secured by residential real estate loans	$1,140,986	$1,261,642
Revolving credit agreement, due 10/5/2018, floating rate of 1.50% above the one month LIBOR rate, unsecured	--	75,000
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	--	43,382
Total other borrowings	1,140,986	1,380,024

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	--
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	20,620	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,344	9,327
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,284
Trust preferred securities, net of discount, due 12/5/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	5,155	5,156
Trust preferred securities, net of discount, due 10/18/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,155	5,148
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,288
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, due 6/26/2033, floating rate of 3.10% above the three month LIBOR rate, reset quarterly, callable without penalty	20,619	20,619
Trust preferred securities, due 10/7/2033, floating rate of 2.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,774	25,774
Trust preferred securities, due 9/15/2037, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	8,248	8,248
Other subordinated debentures, net of discount, due 9/30/2023, floating rate equal to daily average of prime rate, reset quarterly	19,517	18,399
Unamortized debt issuance costs	(3,289)	--
Total subordinated notes and debentures	468,465	140,565
Total other borrowings and subordinated debt	$1,609,451	$1,520,589

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.3 million in debt issuance costs related to the offering during March. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries. During the first quarter of 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Revolving Credit Agreement (the “Credit Agreement”) discussed below and the unsecured debt from correspondent banks. The subordinated notes qualify for Tier 2 capital treatment.

In October 2017, the Company entered into the Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contains customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. The line of credit available to the Company under the Credit Agreement expires on October 5, 2018, at which time all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company shall be due and payable.

At March 31, 2018, the Company had $653.0 million of Federal Home Loan Bank (“FHLB”) advances outstanding with original maturities of one year or less.

The Company had total FHLB advances of $1.1 billion at March 31, 2018, with approximately $2.2 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $3.7 billion at March 31, 2018.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at March 31, 2018. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt includes subordinated debt, notes payable and FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at March 31, 2018, are as follows:

(In thousands)	Year	Annual Maturities

	2018	$102,899
	2019	2,577
	2020	2,474
	2021	2,165
	2022	1,314
	Thereafter	845,022
	Total	$956,451

NOTE 12: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 13: COMMON STOCK

On January 18, 2018, the board of directors of the Company approved a two-for-one stock split of the Corporation’s outstanding Class A common stock (“Common Stock”) in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018 (“Record Date”). The new shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on February 9, 2018. All previously reported share and per share data included in filings subsequent to February 8, 2018 are restated to reflect the retroactive effect of this two-for-one stock split.

On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,000.

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares (split adjusted) of Class A common stock, or approximately 2% of the shares outstanding. Under the current plan, the Company can repurchase an additional 308,272 shares. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase. The Company may discontinue purchases at any time that management determines additional purchases are not warranted. The Company intends to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes.

NOTE 14: UNDIVIDED PROFITS

The Company’s subsidiary banks are subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. For the lead subsidiary bank, Simmons Bank, the approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Bank SNB is limited by the regulations of the state of Oklahoma. Under these regulations, the total amount of dividends that may be paid by Bank SNB without regulatory approval is limited to the current year net profits, combined with the retained earnings of the preceding two years. At March 31, 2018, the Company’s subsidiary banks had approximately $1.6 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Arkansas State Bank Department include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under the Basel III Rules effective January 1, 2015, the criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, 10% “total risk-based capital” ratio; and a 6.50% “common equity Tier 1 (CET1)” ratio.

The Company and Banks must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of March 31, 2018, the Company and its subsidiary banks met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and subsidiary banks would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company's CET1 ratio was 9.64% at March 31, 2018.

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

Share and per share information regarding Stock-Based Compensation Plans has been adjusted to reflect the effects of the Company’s two-for-one stock split which became effective on February 8, 2018. The table below summarizes the transactions under the Company’s active stock compensation plans for the three months ended March 31, 2018:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

Balance, January 1, 2018	812	$21.98	162	$20.86	652	$27.92
Granted	--	--	--	--	280	29.16
Stock Options Exercised	(83)	20.67	--	--	--	--
Stock Awards/Units Vested	--	--	(40)	17.89	(144)	27.87
Forfeited/Expired	(3)	23.51	(9)	19.67	(46)	28.22

Balance, March 31, 2018	726	$22.12	113	$22.01	742	$28.38

Exercisable, March 31, 2018	693	$22.06

The following table summarizes information about stock options under the plans outstanding at March 31, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
$8.78	-	$9.46	3	1.97	$9.22	3	$9.22
10.65	-	10.65	5	3.90	10.65	5	10.65
10.76	-	10.76	2	1.80	10.76	2	10.76
15.16	-	15.16	25	0.16	15.16	25	15.16
20.29	-	20.29	70	6.75	20.29	70	20.29
20.36	-	20.36	3	6.63	20.36	2	20.36
22.20	-	22.20	76	6.98	22.20	76	22.20
22.75	-	22.75	436	7.36	22.75	436	22.75
23.51	-	23.51	99	7.66	23.51	67	23.51
24.07	-	24.07	7	7.46	24.07	7	24.07
$8.78		$24.07	726	6.99	$22.12	693	$22.06

Stock-based compensation expense was $2,621,000 and $2,599,000 during the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was $169,000 of unrecognized stock-based compensation expense related to stock options at March 31, 2018. Unrecognized stock-based compensation expense related to non-vested stock awards was $24,932,000 at March 31, 2018. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.4 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2018 was $4,600,000 and $4,430,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $28.45 as of March 31, 2018, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and March 31, 2017, was $646,000 and $414,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2018 and 2017.

NOTE 16: EARNINGS PER SHARE (“EPS”)

Basic EPS is computed based on the weighted average number of shares outstanding during each period. Diluted EPS is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The share and per share amounts for 2017 have been restated to reflect the effect of the two-for-one stock split during February 2018.

Following is the computation of earnings per share for the three months ended March 31, 2018 and 2017:

(In thousands, except per share data)	2018	2017

Net income	$51,312	$22,120

Average common shares outstanding	92,182	62,702
Average potential dilutive common shares	457	524
Average diluted common shares	92,639	63,226

Basic earnings per share	$0.56	$0.35
Diluted earnings per share	$0.55	$0.35

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three months ended March 31, 2018 and 2017.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
(In thousands)	2018	2017

Interest paid	$22,863	$6,160
Income taxes (refunded) paid	(7,375)	23
Transfers of loans to foreclosed assets held for sale	1,316	2,044
Transfers of premises to foreclosed assets and other real estate owned	106	--

NOTE 18: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2018	2017

Professional services	$4,330	$5,169
Postage	1,399	1,131
Telephone	1,486	1,078
Credit card expense	3,228	2,837
Marketing	1,660	1,364
Operating supplies	749	355
Amortization of intangibles	2,837	1,550
Branch right sizing expense	61	118
Other expense	9,744	6,285
Total other operating expenses	$25,494	$19,887

NOTE 19: CERTAIN TRANSACTIONS

From time to time the Company and its subsidiaries have made loans and other extensions of credit to directors, officers, their associates and members of their immediate families. From time to time directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary banks, Simmons Bank and Bank SNB. Such loans, other extensions of credit and deposits were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons not related to the lender and did not involve more than normal risk of collectability or present other unfavorable features.

NOTE 20: COMMITMENTS AND CREDIT RISK

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

At March 31, 2018, the Company had outstanding commitments to extend credit aggregating approximately $567,620,000 and $3,288,010,000 for credit card commitments and other loan commitments. At December 31, 2017, the Company had outstanding commitments to extend credit aggregating approximately $564,592,000 and $3,086,696,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $39,372,000 and $47,621,000 at March 31, 2018, and December 31, 2017, respectively, with terms ranging from 9 months to 15 years. At March 31, 2018 and December 31, 2017, the Company had no deferred revenue under standby letter of credit agreements.

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

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. In order to ensure the fair values are consistent with ASC Topic 820, the Company periodically checks the fair values by comparing them to another pricing source, such as Bloomberg. The availability of pricing confirms Level 2 classification in the fair value hierarchy. The third-party pricing service is subject to an annual review of internal controls (SSAE 16), which is made available for the Company’s review. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company’s investment in U.S. Treasury securities, if any, is reported at fair value utilizing Level 1 inputs. The remainder of the Company's available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018
Available-for-sale securities
U.S. Government agencies	$149,804	$--	$149,804	$--
Mortgage-backed securities	1,356,179	--	1,356,179	--
State and political subdivisions	185,888	--	185,888	--
Other securities	138,242	--	138,242	--
Other assets held for sale	24,784	--	--	24,784
Derivative asset	6,381	--	6,381	--
Other liabilities held for sale	(2,781)	--	--	(2,781)
Derivative liability	(6,326)	--	(6,326)	--

December 31, 2017
Available-for-sale securities
U.S. Government agencies	$139,724	$--	$139,724	$--
Mortgage-backed securities	1,187,317	--	1,187,317	--
States and political subdivisions	143,165	--	143,165	--
Other securities	119,311	--	119,311	--
Other assets held for sale	165,780	--	--	165,780
Derivative asset	3,634	--	3,634	--
Other liabilities held for sale	(157,366)	--	--	(157,366)
Derivative liability	(3,068)	--	(3,068)	--

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data. As of March 31, 2018 and December 31, 2017, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $29.1 million and $32.1 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2018 and December 31, 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018
Impaired loans (1) (2) (collateral dependent)	$12,358	$--	$--	$12,358
Foreclosed assets and other real estate owned (1)	23,983	--	--	23,983

December 31, 2017
Impaired loans (1) (2) (collateral dependent)	$11,229	$--	$--	$11,229
Foreclosed assets and other real estate owned (1)	24,093	--	--	24,093

________________________

(1)	These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)	Specific allocations of $243,000 and $2,195,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended March 31, 2018 and December 31, 2017, respectively.

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

Loans – The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Additional factors considered include the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance. The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of similar loans. Estimated credit losses were also factored into the projected cash flows of the loans (Level 3).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2018
Financial assets:
Cash and cash equivalents	$859,664	$859,664	$--	$--	$859,664
Interest bearing balances due from banks - time	3,069	--	3,069	--	3,069
Held-to-maturity securities	352,756	--	354,649	--	354,649
Mortgage loans held for sale	17,708	--	--	17,708	17,708
Interest receivable	42,129	--	42,129	--	42,129
Legacy loans, net	6,243,176	--	--	6,214,776	6,214,776
Loans acquired, net	4,696,945	--	--	4,675,579	4,675,579

Financial liabilities:
Non-interest bearing transaction accounts	2,734,287	--	2,734,287	--	2,734,287
Interest bearing transaction accounts and savings deposits	6,720,754	--	6,720,754	--	6,720,754
Time deposits	2,201,874	--	--	2,179,221	2,179,221
Federal funds purchased and securities sold under agreements to repurchase	120,909	--	120,909	--	120,909
Other borrowings	1,140,986	--	1,145,193	--	1,145,193
Subordinated notes and debentures	468,465	--	413,968	--	413,968
Interest payable	3,874	--	3,874	--	3,874

December 31, 2017
Financial assets:
Cash and cash equivalents	$598,042	$598,042	$--	$--	$598,042
Interest bearing balances due from banks - time	3,314	--	3,314	--	3,314
Held-to-maturity securities	368,058	--	373,298	--	373,298
Mortgage loans held for sale	24,038	--	--	24,038	24,038
Interest receivable	43,528	--	43,528	--	43,528
Legacy loans, net	5,663,941	--	--	5,646,505	5,646,505
Loans acquired, net	5,074,076	--	--	5,058,455	5,058,455

Financial liabilities:
Non-interest bearing transaction accounts	2,665,249	--	2,665,249	--	2,665,249
Interest bearing transaction accounts and savings deposits	6,494,896	--	6,494,896	--	6,494,896
Time deposits	1,932,730	--	--	1,915,539	1,915,539
Federal funds purchased and securities sold under agreements to repurchase	122,444	--	122,444	--	122,444
Other borrowings	1,380,024	--	1,381,365	--	1,381,365
Subordinated debentures	140,565	--	136,474	--	136,474
Interest payable	4,564	--	4,564	--	4,564

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Simmons First National Corporation

Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of March 31, 2018, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ BKD, LLP

Little Rock, Arkansas

May 8, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2018 was $51.3 million and diluted earnings per share were $0.55, compared to net income of $22.1 million and $0.35 diluted earnings per share (split adjusted) for the same period in 2017.

Net income for the first quarter in both 2018 and 2017 included non-core items, mostly related to our acquisitions. Excluding all non-core items, core earnings for the three months ended March 31, 2018 were $52.6 million, or $0.57 diluted core earnings per share, compared to $22.5 million, or $0.36 diluted core earnings per share (split adjusted) for the same period in 2017. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

In addition to producing record financial results, we managed through other significant events.

We completed the acquisitions of Southwest Bancorp, Inc., including its wholly-owned bank subsidiary, Bank SNB, and First Texas BHC, Inc., including its wholly-owned bank subsidiary, Southwest Bank, in October 2017. The systems conversion of Southwest Bank was completed during February 2018 while the systems conversion for Bank SNB is anticipated to be complete in May 2018. See Note 2 for additional information related to these acquisitions.

In March, we completed an offering of $330 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2028 (the “Notes”). The Notes will bear a fixed interest rate of 5.00% per year in years one through five, payable semi-annually in arrears, and a floating rate equal to three-month LIBOR plus 215 basis points in years six through ten, payable quarterly in arrears. The Notes were offered to the public at 100% of their face amount. We expect to use approximately $222 million of the net proceeds from the sale of the Notes to repay outstanding indebtedness and the remainder for general corporate purposes. See Note 11 for additional information related to the Notes.

Also during the first quarter of 2018, we completed the sale of certain deposits, loans and branch facilities related to the Heartland Bank held for sale assets and liabilities and we continue to explore liquidating options for the few remaining assets.

Lastly, we completed a 2-for-1 stock split in the form of a 100% stock dividend effective February 8, 2018.

Stockholders’ equity as of March 31, 2018 was $2.1 billion, book value per share was $22.86 and tangible book value per share was $12.62 (split adjusted). Our ratio of stockholders’ equity to total assets was 13.5% and the ratio of tangible stockholders’ equity to tangible assets was 7.9% at March 31, 2018. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 8.6%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans, including loans acquired, were $11.0 billion at March 31, 2018, compared to $10.8 billion at December 31, 2017 and $5.8 billion at March 31, 2017. Total loans increased $208 million during the quarter, which included $126 million net increase in loans at Simmons Bank and $82 million net increase in loans at Bank SNB. This increase was partially offset by the seasonal decrease of $24 million in agricultural payoffs and $25 million decrease in our liquidating portfolios of indirect lending and consumer finance. Our markets in Dallas/Ft. Worth, Denver, Nashville, Northwest Arkansas, Oklahoma City and St. Louis are experiencing good loan growth. Due to our increased size and scale we are benefiting from access to new lending opportunities in these growth markets as well as in our historical legacy markets.

We continue to have strong asset quality. At March 31, 2018, the allowance for loan losses for legacy loans was $47.2 million. The allowance for loan losses for loans acquired was $407,000 and the acquired loan discount credit mark was $79.1 million. The allowances for loan losses and credit marks provide a total of $126.7 million of coverage, which equates to a total coverage ratio of 1.1% of gross loans. The ratio of credit mark and related allowance to loans acquired was 1.7%.

Simmons First National Corporation is a $15.6 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for loan losses, (b) acquisition accounting and valuation of loans, (c) the valuation of goodwill and the useful lives applied to intangible assets, (d) the valuation of stock-based compensation plans and (e) income taxes.

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

Stock-based Compensation Plans

We have adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of performance or bonus shares granted to directors, officers and other key employees.

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 15, Stock Based Compensation, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, decreased the effective tax rate during first quarter 2017 and 2018 as the new standard impacted how the income tax effects associated with stock-based compensation are recognized.

On December 22, 2017, the President signed tax reform legislation (the “2017 Act”) which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under US GAAP, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled and the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. As a result, the Company was required to remeasure its deferred taxes as of December 22, 2017 based upon the new 21% tax rate and the change was recorded in the 2017 income tax provision.

IMPACTS OF GROWTH

During 2017, through internal growth and through acquisitions, the assets of the Company exceeded the $10 billion threshold.

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, will be subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank estimates that it will receive approximately $7.0 million less in debit card fees on a pre-tax basis in 2018 and $14.0 million less on a pre-tax basis in 2019.

As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply, and trust preferred securities are no longer included as tier 1 capital. Trust preferred securities and qualifying subordinated debt is included as total capital.

The Dodd-Frank Act also requires banks and bank holding companies with more than $10 billion in assets to conduct annual stress tests. In anticipation of becoming subject to this requirement, the Company and Simmons Bank have begun the necessary preparations, including undertaking a gap analysis, implementing enhancements to the audit and compliance departments, and investing in various information technology systems. However, the Company believes that significant, additional expenditures will be required to fully comply with the stress testing requirements. The Company and Simmons Bank are expected to report the first stress test in July 2019 for the fiscal year 2018.

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

It is also important to note that the Dodd-Frank Act changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directed the FDIC to amend its assessment regulations so that assessments are generally based upon a depository institution’s average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Assessments were previously based on the amount of an institution’s insured deposits. Now that Simmons Bank exceeds $10 billion in total assets, it will become subject to the assessment rates assigned to larger banks which may result in higher deposit insurance premiums.

NET INTEREST INCOME

Overview

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135% for periods beginning January 1, 2018 or 39.225% for periods prior to 2018.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 70% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Through acquisitions our loans acquired tended to have longer maturities. In addition, due to market pressures the duration of our legacy loan portfolio has also extended over the past several years. Our current interest rate sensitivity shows that approximately 63% of our loans and 77% of our time deposits will reprice in the next year.

Net Interest Income

For the three month period ended March 31, 2018, net interest income on a fully taxable equivalent basis was $136.1 million, an increase of $61.8 million, or 83.1%, over the same period in 2017. The increase in net interest income was the result of a $77.9 million increase in interest income partially offset by a $16.1 million increase in interest expense.

The increase in interest income primarily resulted from an incremental $74.6 million of interest income on loans, consisting of legacy loans and loans acquired, and a net increase of $2.3 million of interest income on investment securities. An increase in loan volume, resulting primarily from our acquisitions completed in the second and fourth quarters of 2017, generated $67.5 million of additional interest income. Furthermore, an increase in yield of 47 basis points also contributed to the increase in interest income during 2018.

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

For the quarters ended March 2018 and 2017, interest income included $11.3 million and $4.4 million, respectively, for the yield accretion recognized on loans acquired. We expect accretion income to gradually decline during 2018.

The $16.1 million increase in interest expense is primarily from the growth in deposit accounts and other debt, primarily from the 2017 acquisitions.

Net Interest Margin

Our net interest margin increased 13 basis points to 4.17% for the three month period ended March 31, 2018, when compared to 4.04% for the same period in 2017. The most significant factor in the increasing margin during the three month period ended March 31, 2018 was the higher accretable yield adjustments on loans acquired discussed above. Normalized for all accretion on loans acquired, our net interest margin at March 31, 2018 and 2017 was 3.82% and 3.80%, respectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2018 and 2017, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2018, versus March 31, 2017.

Table 1: Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)	Three Months Ended March 31,
(In thousands)	2018	2017

Interest income	$157,139	$78,427
FTE adjustment	1,130	1,965
Interest income – FTE	158,269	80,392
Interest expense	22,173	6,047
Net interest income – FTE	$136,096	$74,345

Yield on earning assets – FTE	4.84%	4.36%
Cost of interest bearing liabilities	0.89%	0.43%
Net interest spread – FTE	3.95%	3.93%
Net interest margin – FTE	4.17%	4.04%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	Three Months Ended March 31, 2018 vs. 2017

Increase due to change in earning assets	$69,733
Increase due to change in earning asset yields	8,144
Decrease due to change in interest bearing liabilities	(8,263)
Decrease due to change in interest rates paid on interest bearing liabilities	(7,863)
Increase in net interest income	$61,751

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed daily) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2018 and 2017. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)

ASSETS

Earning assets:
Interest bearing balances due from banks and federal funds sold	$338,505	$1,009	1.21	$131,328	$122	0.38
Investment securities - taxable	1,785,874	9,599	2.18	1,292,441	6,477	2.03
Investment securities - non-taxable	293,071	4,083	5.65	348,834	4,884	5.68
Mortgage loans held for sale	14,775	158	4.34	11,473	126	4.45
Assets held in trading accounts	--	--	--	48	--	--
Loans	10,819,324	143,420	5.38	5,685,585	68,783	4.91
Total interest earning assets	13,251,549	158,269	4.84	7,469,709	80,392	4.36
Non-earning assets	1,836,661			944,761
Total assets	$15,088,210			$8,414,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,579,295	$10,755	0.66	$3,950,169	$2,189	0.22
Time deposits	2,003,668	4,842	0.98	1,262,430	2,015	0.65
Total interest bearing deposits	8,582,963	15,597	0.74	5,212,599	4,204	0.33
Federal funds purchased and securities sold under agreements to repurchase	120,443	110	0.37	111,474	75	0.27
Other borrowings	1,282,527	5,139	1.63	345,664	1,194	1.40
Subordinated debt and debentures	162,813	1,327	3.31	60,452	574	3.85
Total interest bearing liabilities	10,148,746	22,173	0.89	5,730,189	6,047	0.43

Non-interest bearing liabilities:
Non-interest bearing deposits	2,632,182			1,466,501
Other liabilities	204,230			51,307
Total liabilities	12,985,158			7,247,997
Stockholders’ equity	2,103,052			1,166,473
Total liabilities and stockholders’ equity	$15,088,210			$8,414,470
Net interest spread			3.95			3.93
Net interest margin		$136,096	4.17		$74,345	4.04

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2018, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31,
	2018 over 2017
(In thousands, on a fully		Yield/
taxable equivalent basis)	Volume	Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$369	$518	$887
Investment securities - taxable	2,623	499	3,122
Investment securities - non-taxable	(777)	(24)	(801)
Mortgage loans held for sale	35	(3)	32
Loans	67,483	7,154	74,637
Total	69,733	8,144	77,877

Interest expense:
Interest bearing transaction and savings accounts	2,180	6,386	8,566
Time deposits	1,507	1,320	2,827
Federal funds purchased and securities sold under agreements to repurchase	6	29	35
Other borrowings	3,725	220	3,945
Subordinated notes and debentures	845	(92)	753
Total	8,263	7,863	16,126
Increase in net interest income	$61,470	$281	$61,751

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged against the current period’s earnings in order to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio. The level of provision to the allowance is based on management’s judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loan loss experience. It is management’s practice to review the allowance on a monthly basis and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for loan losses for the three month period ended March 31, 2018, was $9.2 million, compared to $4.3 million for the three month period ended March 31, 2017, an increase of $4.9 million. See Allowance for Loan Losses section for additional information.

The provision increase was necessary to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, required an allowance to be established for those loans through a provision.

Additionally, a $68,000 and $750,000 provision was recorded on loans acquired during the three months ended March 31, 2018 and 2017, respectively, as a result of a decrease in expected cash flows from our required ongoing evaluation of credit marks on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $37.5 million for the three month period ended March 31, 2018, an increase of approximately $7.5 million, or 24.9%, compared to $30.1 million for the same period in 2017.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three month periods ended March 31, 2018 and 2017, respectively, as well as changes in 2018 from 2017.

Table 5:  Non-Interest Income

	Three Months		2018
	Ended March 31		Change from
(In thousands)	2018	2017	2017
Trust income	$5,249	$4,212	$1,037	24.62%
Service charges on deposit accounts	10,345	8,102	2,243	27.68
Other service charges and fees	2,750	2,197	553	25.17
Mortgage and SBA lending income	4,445	2,423	2,022	83.45
Investment banking income	834	690	144	20.87
Credit card fees	8,796	7,934	862	10.86
Bank owned life insurance income	1,103	818	285	34.84
Gain on sale of securities, net	6	63	(57)	-90.48
Net gain (loss) on sale of premises held for sale	4	(43)	47	-109.30
Other income	4,003	3,664	339	9.25
Total non-interest income	$37,535	$30,060	$7,475	24.87%

Recurring fee income (service charges, trust fees and credit card fees) for the three month period ended March 31, 2018, was $27.1 million, an increase of $4.7 million from the three month period ended March 31, 2017. Trust income increased by $1.0 million or 24.6%, total service charges increased by $2.8 million, or 27.1% and debit and credit card fees increased $862,000, or 10.9%. The increases in service charges and debit and credit card fees were due to additional accounts acquired from OKSB, First Texas and Hardeman. The increase in trust income is from continued positive growth in our existing personal trust and investor management client base as well as from the recent acquisitions.

Mortgage and SBA lending income increased by $2.0 million for the three months ended March 31, 2018 compared to last year, primarily due to the timing of the 2017 acquisitions.

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for the operation of the Company. Management remains committed to controlling the level of non-interest expense, through the continued use of expense control measures. We utilize an extensive profit planning and reporting system involving all subsidiaries. Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets. These profit plans are subject to extensive initial reviews and monitored by management monthly. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. We also regularly monitor staffing levels at each subsidiary to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for the three months ended March 31, 2018 was $98.1 million, an increase of $31.8 million, or 47.9%, from the same period in 2017. Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the three months ended March 31, 2018 increased $30.6 million, or 46.6%, from the same period in 2017, primarily due to the incremental operating expenses of the acquired franchises, with the largest increase being in salaries and employee benefits expense.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2018 and 2017, respectively, as well as changes in 2018 from 2017.

Table 6:  Non-Interest Expense

	Three Months		2018
	Ended March 31		Change from
(In thousands)	2018	2017	2017
Salaries and employee benefits	$56,357	$35,536	$20,821	58.59%
Occupancy expense, net	6,960	4,663	2,297	49.26
Furniture and equipment expense	4,403	4,443	(40)	-0.90
Other real estate and foreclosure expense	1,020	589	431	73.17
Deposit insurance	2,128	680	1,448	212.94
Merger related costs	1,711	524	1,187	226.53
Other operating expenses:
Professional services	4,330	5,169	(839)	-16.23
Postage	1,399	1,131	268	23.70
Telephone	1,486	1,078	408	37.85
Credit card expenses	3,228	2,837	391	13.78
Marketing	1,660	1,364	296	21.70
Operating supplies	749	355	394	110.99
Amortization of intangibles	2,837	1,550	1,287	83.03
Branch right sizing expense	61	118	(57)	-48.31
Other expense	9,744	6,285	3,459	55.04

Total non-interest expense	$98,073	$66,322	$31,751	47.87%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $5.934 billion and $4.461 billion during the first three months of 2018 and 2017, respectively. As of March 31, 2018, total loans, excluding loans acquired, were $6.290 billion, an increase of $584.8 million from December 31, 2017. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2017 to March 31, 2018 included $210.8 million in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of March 31, 2018.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2018	December 31, 2017

Consumer:
Credit cards	$176,602	$185,422
Other consumer	284,285	280,094
Total consumer	460,887	465,516
Real estate:
Construction	786,077	614,155
Single family residential	1,193,464	1,094,633
Other commercial	2,611,358	2,530,824
Total real estate	4,590,899	4,239,612
Commercial:
Commercial	971,704	825,217
Agricultural	128,247	148,302
Total commercial	1,099,951	973,519
Other	138,646	26,962
Total loans, excluding loans acquired, before allowance for loan losses	$6,290,383	$5,705,609

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $460.9 million at March 31, 2018, or 7.3% of total loans, compared to $465.5 million, or 8.2% of total loans at December 31, 2017. The decrease in consumer loans from December 31, 2017, to March 31, 2018, was due to the expected seasonal decline in our credit card portfolio partially offset by growth in direct consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $4.591 billion at March 31, 2018, or 73.0% of total loans, compared to $4.240 billion, or 74.3%, of total loans at December 31, 2017, an increase of $351.3 million.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Commercial loans were $1.1 billion at March 31, 2018, or 17.5% of total loans, compared to $973.5 million, or 17.1% of total loans at December 31, 2017, an increase of $126.4 million. Non-agricultural commercial loans increased to $971.7 million, a $146.5 million, or 17.8%, growth from December 31, 2017. Agricultural loans decreased to $128.2 million, a $20.1 million, or 13.5%, decline primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

Table 8 reflects the carrying value of all loans acquired as of March 31, 2018 and December 31, 2017.

Table 8:  Loans Acquired

(In thousands)	March 31, 2018	December 31, 2017

Consumer:
Other consumer	$43,090	$51,467
Real estate:
Construction	591,533	637,032
Single family residential	747,597	793,228
Other commercial	2,420,121	2,387,777
Total real estate	3,759,251	3,818,037
Commercial:
Commercial	891,261	995,587
Agricultural	3,343	66,576
Total commercial	894,604	1,062,163
Other	--	142,409
Total loans acquired (1)	$4,696,945	$5,074,076

_______________________________________

(1)	Loans acquired are reported net of a $407,000 and $418,000 allowance at March 31, 2018 and December 31, 2017, respectively.

The majority of the loans originally acquired in the OKSB, First Texas, and Hardeman acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with the acquisitions of OKSB, First Texas, and Hardeman for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in the first quarter 2018. During the three months ended March 31, 2018, we recorded $68,000 provision for these loans and charge-offs of $79,000, resulting in an allowance for loan losses for purchased impaired loans at March 31, 2018 of $407,000. See Note 2 and Note 6 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

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

Total non-performing assets, excluding all loans acquired, decreased by $1.3 million from December 31, 2017 to March 31, 2018. Foreclosed assets held for sale decreased by $3.0 million. Nonaccrual loans increased by $1.8 million during the period, primarily commercial loans. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired non-covered foreclosed assets, as a percent of total assets were 0.54% at March 31, 2018, compared to 0.57% at December 31, 2017.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $11.8 million at March 31, 2018, compared to $12.9 million at December 31, 2017. The majority of our TDR balances remain in the CRE portfolio with the largest balance comprised of four relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. The allowance for loan losses as a percent of total legacy loans was 0.75% as of March 31, 2018. Non-performing loans equaled 0.76% of total loans. Non-performing assets were 0.50% of total assets, a 2 basis point decrease from December 31, 2017. The allowance for loan losses was 99% of non-performing loans. Our annualized net charge-offs to total loans for the first three months of 2018 was 0.24%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.20%. Annualized net credit card charge-offs to total credit card loans were 1.63%, compared to 1.61% during the full year 2017, and 200 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

(Dollars in thousands)	March 31, 2018	December 31, 2017

Nonaccrual loans (1)	$47,395	$45,642
Loans past due 90 days or more (principal or interest payments)	336	520
Total non-performing loans	47,731	46,162
Other non-performing assets:
Foreclosed assets held for sale	29,140	32,118
Other non-performing assets	794	675
Total other non-performing assets	29,934	32,793
Total non-performing assets	$77,665	$78,955

Performing TDRs	$6,459	$7,107
Allowance for loan losses to non-performing loans	99%	90%
Non-performing loans to total loans	0.76%	0.81%
Non-performing assets to total assets (2)	0.50%	0.52%

_______________________________________

(1)	Includes nonaccrual TDRs of approximately $5.3 million at March 31, 2018 and $5.8 million at December 31, 2017.
(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2018 and 2017.

At March 31, 2018, impaired loans, net of government guarantees and loans acquired, were $47.3 million compared to $43.9 million at December 31, 2017. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2018	2017

Balance, beginning of year	$41,668	$36,286
Loans charged off:
Credit card	999	1,044
Other consumer	1,056	1,174
Real estate	455	656
Commercial	1,761	292
Total loans charged off	4,271	3,166
Recoveries of loans previously charged off:
Credit card	263	236
Other consumer	94	690
Real estate	302	232
Commercial	69	30
Total recoveries	728	1,188
Net loans charged off	3,543	1,978
Provision for loan losses (1)	9,082	3,557
Balance, March 31(3)	$47,207	37,865

Loans charged off:
Credit card		2,861
Other consumer		2,593
Real estate		7,333
Commercial		7,545
Total loans charged off		20,332
Recoveries of loans previously charged off:
Credit card		785
Other consumer		1,549
Real estate		758
Commercial		73
Total recoveries		3,165
Net loans charged off		17,167
Provision for loan losses (2)		20,970
Balance, end of year (3)		$41,668

_______________________________________

(1)	Provision for loan losses of $68,000 attributable to loans acquired, was excluded from this table for 2018 (total year-to-date provision for loan losses was $9,150,000) and $750,000 was excluded from this table for 2017 (total 2017 provision for loan losses was $4,307,000). Charge offs of $79,000 on loans acquired were excluded from this table for 2018 and $1.3 million for 2017.
(2)	Provision for loan losses of $1,866,000 attributable to loans acquired, was excluded from this table for 2017 (total 2017 provision for loan losses was $26,393,000).
(3)	Allowance for loan losses at March 31, 2018 includes $407,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2017 and March 31, 2017 includes $418,000 and $435,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2018 was $47,614,000 and total allowance for loan losses at December 31, 2017 and March 31, 2017 was $42,086,000 and $38,300,000, respectively.

Provision for Loan Losses

The amount of provision added to the allowance during the three months ended March 31, 2018 and 2017, and for the year ended December 31, 2017, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of March 31, 2018, the allowance for loan losses reflects an increase of approximately $5.5 million from December 31, 2017, while total loans, excluding loans acquired, increased by $584.8 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2018		December 31, 2017
	Allowance	% of	Allowance	% of
(Dollars in thousands)	Amount	loans (1)	Amount	loans (1)

Credit cards	$3,799	8.1%	$3,784	9.1%
Other consumer	3,191	6.8%	3,489	8.4%
Real estate	30,414	64.4%	27,281	65.4%
Commercial	9,601	20.3%	7,007	16.8%
Other	202	0.4%	107	0.3%
Total (2)	$47,207	100%	$41,668	100.0%

(1)	Percentage of loans in each category to total loans, excluding loans acquired.
(2)	Allowance for loan losses at March 31, 2018 and December 31, 2017 includes $407,000 and $418,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2018 and December 31, 2017 was $47,614,000 and $42,086,000, respectively.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 200 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of March 31, 2018, core deposits comprised 91.1% of our total deposits.

We continually monitor the funding requirements along with competitive interest rates in the markets we serve. Because of our community banking philosophy, our executives in the local markets, with oversight by the Asset Liability Committee and Treasury Management, establish the interest rates offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. We believe we are paying a competitive rate when compared with pricing in those markets.

We manage our interest expense through deposit pricing. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. We can also utilize brokered deposits as an additional source of funding to meet liquidity needs. We do expect costs of funding with deposits to increase with the continued rise in interest rates and increased competition for deposits across all our markets.

Our total deposits as of March 31, 2018, were $11.7 billion, an increase of $564.0 million from December 31, 2017. We have also continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $9.5 billion at March 31, 2018, compared to $9.2 billion at December 31, 2017, a $294.9 million increase. Total time deposits increased $269.1 million to $2.2 billion at March 31, 2018, from $1.9 billion at December 31, 2017. We had $164.8 million and $159.6 million of brokered deposits at March 31, 2018, and December 31, 2017, respectively.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.6 billion and $1.5 billion at March 31, 2018 and December 31, 2017, respectively. The outstanding balance for March 31, 2018 includes $653.0 million in FHLB short-term advances, $488.0 million in FHLB long-term advances, $330.0 million in subordinated notes and $138.5 million of trust preferred securities and other subordinated debt.

In March 2018, we issued $330.0 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.3 million in debt issuance costs related to the offering during March. The Notes will mature on April 1, 2028 and will be subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition.

During the first quarter of 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Credit Agreement and the unsecured debt from correspondent banks.

CAPITAL

Overview

At March 31, 2018, total capital was $2.109 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2018, our common equity to assets ratio was 13.5% compared to 13.9% at year-end 2017.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On January 18, 2018, the board of directors of the Company approved a two-for-one stock split of the Corporation’s outstanding Class A common stock (“Common Stock”) in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018 (“Record Date”). The new shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on February 9, 2018. All previously reported share and per share data included in filings subsequent to February 8, 2018 are restated to reflect the retroactive effect of this two-for-one stock split.

On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,00

Stock Repurchase

On July 23, 2012, we announced the adoption by our Board of Directors of a stock repurchase program which authorized the repurchase of up to 1,700,000 (split adjusted) of Class A common stock, or approximately 2% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. We may discontinue purchases at any time that management determines additional purchases are not warranted. We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during the first quarter of 2018 or 2017.

Cash Dividends

We declared cash dividends on our common stock of $0.15 per share for the first calendar quarter of 2018 compared to $0.125 per share (split adjusted) for the first calendar quarter of 2017, an increase of $0.025, or 20%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2018, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2018 and December 31, 2017 are presented in Table 12 below:

Table 12:  Risk-Based Capital

	March 31,	December 31,
(Dollars in thousands)	2018	2017

Tier 1 capital:
Stockholders’ equity	$2,109,051	$2,084,564
Goodwill and other intangible assets	(918,161)	(902,371)
Unrealized loss on available-for-sale securities, net of income taxes	34,062	17,264
Total Tier 1 capital	1,224,952	1,199,457
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	8	1
Trust preferred securities and subordinated debt	468,466	140,565
Qualifying allowance for loan losses	54,436	48,947
Total Tier 2 capital	522,910	189,513
Total risk-based capital	$1,747,862	$1,388,970

Risk weighted assets	$12,417,233	$12,234,160

Assets for leverage ratio	$14,179,390	$13,016,478

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	9.86%	9.80%
Tier 1 leverage ratio	8.64%	9.21%
Tier 1 risk-based capital ratio	9.86%	9.80%
Total risk-based capital ratio	14.08%	11.35%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

The Basel III Capital Rules expanded the risk-weighting categories from four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate.

The final rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of March 31, 2018, the Company and its bank subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Prior to December 31, 2017, tier 1 capital included common equity tier 1 capital and certain additional tier 1 items as provided under the Basel III Rules. The tier 1 capital for the Company consisted of common equity tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as tier 1 capital. Trust preferred securities and qualifying subordinated debt of $468.5 million is included as tier 2 and total capital as of March 31, 2018.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See the section titled Recently Issued Accounting Pronouncements in Note 1, Preparation of Interim Financial Statements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s ongoing financial position and results of operation.

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

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating or expansion and acquisition strategy, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for loans and other real estate owned; and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report.  Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

RECONCILIATION OF NON-GAAP MEASURES

The tables below present computations of core earnings (net income excluding non-core items {merger related costs and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

We believe the presentation of “core earnings” on a diluted per share basis, “diluted core earnings per share” (non-GAAP) and core net interest margin (non-GAAP), provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these non-core items to be relevant to ongoing financial performance on a per share basis. Management and the Board of Directors utilize “diluted core earnings per share” (non-GAAP) for the following purposes:

•   Calculation of annual performance-based incentives for certain executives

•   Calculation of long-term performance-based incentives for certain executives

•   Investor presentations of Company performance

We have $945.2 million and $948.7 million total goodwill and other intangible assets for the periods ended March 31, 2018 and December 31, 2017, respectively. Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Net income	$51,312	$22,120
Non-core items:
Merger related costs	1,711	524
Branch right sizing	57	154
Tax effect (1)	(462)	(266)
Net non-core items	1,306	412
Core earnings (non-GAAP)	$52,618	$22,532

Diluted earnings per share	$0.55	$0.35
Non-core items:
Merger related costs	0.02	0.01
Branch right sizing	--	--
Tax effect (1)	--	--
Net non-core items	0.02	0.01
Diluted core earnings per share (non-GAAP)	$0.57	$0.36

_______________________________________

(1)	Effective tax rate of 26.135% for 2018 and 39.225% for 2017, adjusted for non-deductible merger-related and branch right sizing costs.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	March 31, 2018	December 31, 2017

Total common stockholders’ equity	$2,109,051	$2,084,564
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(99,504)	(106,071)
Total intangibles	(945,191)	(948,722)
Tangible common stockholders’ equity	$1,163,860	$1,135,842
Shares of common stock outstanding	92,242,389	92,029,118

Book value per common share	$22.86	$22.65

Tangible book value per common share (non-GAAP)	$12.62	$12.34

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	March 31, 2018	December 31, 2017

Total common stockholders’ equity	$2,109,051	$2,084,564
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(99,504)	(106,071)
Total intangibles	(945,191)	(948,722)
Tangible common stockholders’ equity	$1,163,860	$1,135,842

Total assets	$15,597,309	$15,055,806
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(99,504)	(106,071)
Total intangibles	(945,191)	(948,722)
Tangible assets	$14,652,118	$14,107,084

Ratio of equity to assets	13.52%	13.85%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.94%	8.05%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017

Net interest income	$134,966	$72,380
FTE adjustment	1,130	1,965
Fully tax equivalent net interest income	136,096	74,345
Total accretable yield	(11,294)	(4,427)
Core net interest income	$124,802	$69,918

Average earning assets – quarter-to-date	$13,251,549	$7,469,709

Net interest margin	4.17	4.04
Core net interest margin (non-GAAP)	3.82	3.80

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Parent Company

The Company has leveraged its investment in its subsidiary banks and depends upon the dividends paid to it, as the sole shareholder of the subsidiary banks, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2018, undivided profits of Simmons Bank were approximately $298.6 million, of which approximately $1.6 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first sources of liquidity available to the Company are a $75 million revolving line of credit with U.S. Bank National Association for purposes of financing distributions, financing certain acquisitions and working capital purposes and Federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $395 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, the bank subsidiaries have lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $2.2 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 83.8% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 4.23% and 7.81%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -5.14% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 100 basis points as of March 31, 2018 is considered remote given current interest rate levels and the recent rate increases by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2018:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	7.81%
Up 100 basis points	4.23%
Down 100 basis points	-5.14%
76

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1A.	Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2017. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations. The risks described are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The Company made no purchases of its common stock during the three months ended March 31, 2018.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.2	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.3	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.4	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.5	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.6	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.11 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.12 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on April 23, 2018.*

3.2	Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 (File No. 000-06253)).

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Simmons First National Corporation, dated February 27, 2015 (incorporated by reference to Exhibit 3.1to Simmons First National Corporation’s Current Report on Form 8-K on October 8, 2014 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

10.1	Deferred Compensation Agreement for Marty D. Casteel dated January 22, 2018 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2017 (File No. 000-06253)).

10.2	Amendment to Deferred Compensation Agreement for George A. Makris dated January 25, 2018 (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2017 (File No. 000-06253)).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividend.*

15.1	Awareness Letter of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

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

SIMMONS FIRST NATIONAL CORPORATION

(Registrant)

Date: May 8, 2018	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date: May 8, 2018	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 8, 2018	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer

