Form 10-Q
period 2018-06-30
SIMMONS FIRST NATIONAL CORP
filed 2018-08-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	June 30, 2018	Commission File Number 000-06253
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 25, 2018, was 92,288,114.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2018

___________________
*    No reportable information under this item.

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017

	June 30,	December 31,
(In thousands, except share data)	2018	2017
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$162,567	$205,025
Interest bearing balances due from banks and federal funds sold	781,279	393,017
Cash and cash equivalents	943,846	598,042
Interest bearing balances due from banks - time	2,974	3,314
Investment securities:
Held-to-maturity	333,503	368,058
Available-for-sale	1,938,644	1,589,517
Total investments	2,272,147	1,957,575
Mortgage loans held for sale	39,812	24,038
Other assets held for sale	14,898	165,780
Loans:
Legacy loans	7,133,461	5,705,609
Allowance for loan losses	(51,732)	(41,668)
Loans acquired, net of discount and allowance	4,232,434	5,074,076
Net loans	11,314,163	10,738,017
Premises and equipment	288,777	287,249
Foreclosed assets and other real estate owned	30,503	32,118
Interest receivable	44,266	43,528
Bank owned life insurance	191,575	185,984
Goodwill	845,687	842,651
Other intangible assets	96,720	106,071
Other assets	80,165	71,439
Total assets	$16,165,533	$15,055,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$2,683,489	$2,665,249
Interest bearing transaction accounts and savings deposits	6,916,520	6,494,896
Time deposits	2,353,439	1,932,730
Total deposits	11,953,448	11,092,875
Federal funds purchased and securities sold under agreements to repurchase	99,801	122,444
Other borrowings	1,451,811	1,380,024
Subordinated notes and debentures	413,337	140,565
Other liabilities held for sale	1,840	157,366
Accrued interest and other liabilities	98,388	77,968
Total liabilities	14,018,625	12,971,242

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 175,000,000 and 120,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively (1); 92,281,370 and 92,029,118 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	923	920
Surplus	1,594,342	1,586,034
Undivided profits	591,826	514,874
Accumulated other comprehensive loss	(40,183)	(17,264)
Total stockholders’ equity	2,146,908	2,084,564
Total liabilities and stockholders’ equity	$16,165,533	$15,055,806

(1)	On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,000.

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data (1))	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$150,253	$73,549	$293,603	$142,277
Interest bearing balances due from banks and federal funds sold	1,414	214	2,423	336
Investment securities	14,296	9,990	26,918	19,441
Mortgage loans held for sale	305	145	463	271
TOTAL INTEREST INCOME	166,268	83,898	323,407	162,325

INTEREST EXPENSE
Deposits	18,461	4,816	34,058	9,020
Federal funds purchased and securities sold under agreements to repurchase	88	92	198	167
Other borrowings	5,141	1,559	10,280	2,753
Subordinated notes and debentures	5,741	619	7,068	1,193
TOTAL INTEREST EXPENSE	29,431	7,086	51,604	13,133

NET INTEREST INCOME	136,837	76,812	271,803	149,192
Provision for loan losses	9,033	7,023	18,183	11,330

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	127,804	69,789	253,620	137,862

NON-INTEREST INCOME
Trust income	5,622	4,113	10,871	8,325
Service charges on deposit accounts	10,063	8,483	20,408	16,585
Other service charges and fees	2,017	2,515	4,767	4,712
Mortgage and SBA lending income	3,130	3,961	7,575	6,384
Investment banking income	814	637	1,648	1,327
Debit and credit card fees	10,105	8,659	18,901	16,593
Bank owned life insurance income	1,102	859	2,205	1,677
(Loss) gain on sale of securities, net	(7)	2,236	(1)	2,299
Other income	5,202	4,281	9,209	7,902
TOTAL NON-INTEREST INCOME	38,048	35,744	75,583	65,804

NON-INTEREST EXPENSE
Salaries and employee benefits	55,678	34,205	112,035	69,741
Occupancy expense, net	7,921	4,868	14,881	9,531
Furniture and equipment expense	4,020	4,550	8,423	8,993
Other real estate and foreclosure expense	1,382	517	2,402	1,106
Deposit insurance	1,856	780	3,984	1,460
Merger related costs	1,465	6,603	3,176	7,127
Other operating expenses	26,185	19,885	51,679	39,772
TOTAL NON-INTEREST EXPENSE	98,507	71,408	196,580	137,730

INCOME BEFORE INCOME TAXES	67,345	34,125	132,623	65,936
Provision for income taxes	13,783	11,060	27,749	20,751

NET INCOME	$53,562	$23,065	$104,874	$45,185
BASIC EARNINGS PER SHARE	$0.58	$0.36	$1.14	$0.72
DILUTED EARNINGS PER SHARE	$0.58	$0.36	$1.13	$0.71

(1)	All per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
NET INCOME	$53,562	$23,065	$104,874	$45,185

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(8,294)	7,133	(31,029)	8,700
Less: Reclassification adjustment for realized (losses) gains included in net income	(7)	2,236	(1)	2,299
Other comprehensive (loss) gain, before tax effect	(8,287)	4,897	(31,028)	6,401
Less: Tax effect of other comprehensive (loss) income	(2,166)	1,921	(8,109)	2,511

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(6,121)	2,976	(22,919)	3,890

COMPREHENSIVE INCOME	$47,441	$26,041	$81,955	$49,075

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017

(In thousands)	June 30, 2018	June 30, 2017
	(Unaudited)
OPERATING ACTIVITIES
Net income	$104,874	$45,185
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,600	9,649
Provision for loan losses	18,183	11,330
Loss (gain) on sale of investments	1	(2,299)
Net accretion of investment securities and assets	(27,882)	(13,884)
Net (accretion) amortization on borrowings	(341)	213
Stock-based compensation expense	5,416	3,958
Gain on sale of premises and equipment, net of impairment	—	(615)
Loss (gain) on sale of foreclosed assets held for sale	212	(141)
Gain on sale of mortgage loans held for sale	(5,832)	(5,432)
Deferred income taxes	2,052	2,230
Increase in cash surrender value of bank owned life insurance	(2,205)	(1,677)
Originations of mortgage loans held for sale	(265,704)	(222,946)
Proceeds from sale of mortgage loans held for sale	255,762	239,900
Changes in assets and liabilities:
Interest receivable	(555)	2,283
Assets held in trading accounts	—	(9)
Other assets	(7,140)	11,656
Accrued interest and other liabilities	29,161	(12,949)
Income taxes payable	(8,947)	9,471
Net cash provided by operating activities	110,655	75,923

INVESTING ACTIVITIES
Net originations of loans	(519,175)	(340,457)
Decrease in due from banks - time	340	490
Purchases of premises and equipment, net	(10,360)	(26,664)
Proceeds from sale of premises and equipment	—	3,475
Proceeds from sale of foreclosed assets held for sale	8,983	7,510
Proceeds from sale of available-for-sale securities	7,726	326,937
Proceeds from maturities of available-for-sale securities	122,963	17,720
Purchases of available-for-sale securities	(496,664)	(197,439)
Proceeds from maturities of held-to-maturity securities	34,958	44,240
Purchases of held-to-maturity securities	—	(860)
Proceeds from sale of held-to-maturity securities	—	441
Purchases of bank owned life insurance	(4,000)	(25)
Proceeds from bank owned life insurance death benefits	616	—
Cash paid in business combinations, net of cash received	—	(22,000)
Disposition of assets and liabilities held for sale	(66,641)	—
Net cash used in investing activities	(921,254)	(186,632)

FINANCING ACTIVITIES
Net change in deposits	860,573	(20,660)
Proceeds from issuance of subordinated notes	326,355	—
Repayments of subordinated debentures	(54,642)	—
Dividends paid on common stock	(27,922)	(15,897)
Net change in other borrowed funds	71,787	198,803
Net change in federal funds purchased and securities sold under agreements to repurchase	(22,643)	(10,773)
Net shares issued under stock compensation plans	2,895	3,191
Net cash provided by financing activities	1,156,403	154,664

INCREASE IN CASH AND CASH EQUIVALENTS	345,804	43,955
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	598,042	285,659

CASH AND CASH EQUIVALENTS, END OF PERIOD	$943,846	$329,614

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2018 and 2017

(In thousands, except share data (1))	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance at, December 31, 2016	$626	$711,663	$(15,212)	$454,034	$1,151,111

Comprehensive income	—	—	3,890	45,185	49,075
Stock issued for employee stock purchase plan – 26,002 shares	—	618	—	—	618
Stock-based compensation plans, net – 244,276	2	6,529	—	—	6,531
Stock issued for Hardeman acquisition – 1,599,940 common shares	16	42,622	—	—	42,638
Dividends on common stock – $0.25 per share	—	—	—	(15,897)	(15,897)

Balance, June 30, 2017 (Unaudited)	644	761,432	(11,322)	483,322	1,234,076

Comprehensive income	—	—	(2,926)	47,755	44,829
Reclassify stranded tax effects due to 2017 tax law changes	—	—	(3,016)	3,016	—
Stock-based compensation plans, net – 115,010	1	6,409	—	—	6,410
Stock issued for OKSB acquisition – 14,488,604 common shares	145	431,253	—	—	431,398
Stock issued for First Texas acquisition – 12,999,840 common shares	130	386,940	—	—	387,070
Dividends on common stock – $0.25 per share	—	—	—	(19,219)	(19,219)

Balance, December 31, 2017	920	1,586,034	(17,264)	514,874	2,084,564

Comprehensive income	—	—	(22,919)	104,874	81,955
Stock issued for employee stock purchase plan – 39,782 shares	—	1,026	—	—	1,026
Stock-based compensation plans, net – 212,470	3	7,282	—	—	7,285
Dividends on common stock – $0.30 per share	—	—	—	(27,922)	(27,922)

Balance, June 30, 2018 (Unaudited)	$923	$1,594,342	$(40,183)	$591,826	$2,146,908

(1)	All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Organizational Structure

Simmons First National Corporation (the “Company”) is a publicly traded financial holding company that trades on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “SFNC” and the parent of Simmons Bank, an Arkansas state-chartered bank that began as a community bank in 1903. Simmons Bank is the parent of Simmons First Investment Group, Inc. (a dually registered broker-dealer and investment adviser), Simmons First Insurance Services, Inc. (an insurance agency), and Simmons First Insurance Services of TN, LLC (an insurance agency).

Description of Business

The Company is headquartered in Pine Bluff, Arkansas and conducts banking operations in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company, through its subsidiaries, offers consumer, real estate and commercial loans, checking, savings and time deposits from 199 financial centers conveniently located throughout its market areas. Additionally, the Company offers specialized products and services such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending.

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

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective transition method, meaning an entity initially applies the new lease standard at the beginning of the earliest period presented in the financial statements. Due to complexities associated with using this method, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to relieve entities of the requirement to present prior comparative years’ results when they adopt the new lease standard and giving entities the option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. Based upon leases that were outstanding as of June 30, 2018, the Company does not expect the new standard to have a material impact on its results of operations, but anticipates increases in its assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

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

The Company has evaluated the nature of all contracts with customers that fall under the scope of Topic 606 and determined that further disaggregation of revenue from contracts with customers into categories was not necessary. There has not been significant revenue recognized in the current reporting periods resulting from performance obligations satisfied in previous periods. In addition, there has not been a significant change in timing of revenues received from customers.

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

Prior to the acquisition, OKSB conducted banking business from 29 branches located in Texas, Oklahoma, Kansas and Colorado. In addition, OKSB owned a loan production office in Denver, Colorado. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $2.7 billion in assets, including approximately $2.0 billion in loans (inclusive of loan discounts) and approximately $2.0 billion in deposits. The Company completed the systems conversion and merged Bank SNB into Simmons Bank in May 2018.

Goodwill of $229.1 million was recorded as a result of the transaction. The acquisition allowed the Company to enter the Texas, Oklahoma, and Colorado banking markets and it also strengthened the Company’s Kansas franchise and its product offerings in the healthcare and real estate industries, all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the OKSB transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from OKSB	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$79,517	$—	$79,517
Investment securities	485,468	(1,295)	484,173
Loans acquired	2,039,524	(43,071)	1,996,453
Allowance for loan losses	(26,957)	26,957	—
Foreclosed assets	6,284	(1,127)	5,157
Premises and equipment	21,210	5,457	26,667
Bank owned life insurance	28,704	—	28,704
Goodwill	13,545	(13,545)	—
Core deposit intangible	1,933	40,191	42,124
Other intangibles	3,806	—	3,806
Other assets	33,455	(9,141)	24,314
Total assets acquired	$2,686,489	$4,426	$2,690,915

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$485,971	$—	$485,971
Interest bearing transaction accounts and savings deposits	869,252	—	869,252
Time deposits	613,345	(2,213)	611,132
Total deposits	1,968,568	(2,213)	1,966,355
Securities sold under agreement to repurchase	11,256	—	11,256
Other borrowings	347,000	—	347,000
Subordinated debentures	46,393	—	46,393
Accrued interest and other liabilities	17,440	5,364	22,804
Total liabilities assumed	2,390,657	3,151	2,393,808
Equity	295,832	(295,832)	—
Total equity assumed	295,832	(295,832)	—
Total liabilities and equity assumed	$2,686,489	$(292,681)	$2,393,808
Net assets acquired			297,107
Purchase price			526,251
Goodwill			$229,144

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

Prior to the acquisition, First Texas operated 15 banking centers, a trust office and a limited service branch in north Texas and a loan production office in Austin, Texas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $2.4 billion in assets, including approximately $2.2 billion in loans (inclusive of loan discounts) and approximately $1.9 billion in deposits. The Company completed the systems conversion and merged Southwest Bank into Simmons Bank in February 2018.

Goodwill of $240.8 million was recorded as a result of the transaction. The acquisition allowed the Company to enter the Texas banking markets and it also strengthened the Company’s specialty product offerings in the area of SBA lending and trust services, all of which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the First Texas transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from First Texas	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$59,277	$—	$59,277
Investment securities	81,114	(596)	80,518
Loans acquired	2,246,212	(37,834)	2,208,378
Allowance for loan losses	(20,864)	20,664	(200)
Premises and equipment	24,864	10,123	34,987
Bank owned life insurance	7,190	—	7,190
Goodwill	37,227	(37,227)	—
Core deposit intangible	—	7,328	7,328
Other assets	18,263	11,485	29,748
Total assets acquired	$2,453,283	$(26,057)	$2,427,226

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$74,410	$—	$74,410
Interest bearing transaction accounts and savings deposits	1,683,298	—	1,683,298
Time deposits	124,233	(283)	123,950
Total deposits	1,881,941	(283)	1,881,658
Securities sold under agreement to repurchase	50,000	—	50,000
Other borrowings	235,000	—	235,000
Subordinated debentures	30,323	589	30,912
Accrued interest and other liabilities	11,727	1,669	13,396
Total liabilities assumed	2,208,991	1,975	2,210,966
Equity	244,292	(244,292)	—
Total equity assumed	244,292	(244,292)	—
Total liabilities and equity assumed	$2,453,283	$(242,317)	$2,210,966
Net assets acquired			216,260
Purchase price			457,103
Goodwill			$240,843

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
(1) Net interest income plus non-interest income.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Hardeman transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Hardeman	Fair Value Adjustments	Fair Value

Assets Acquired
Cash and due from banks	$8,001	$—	$8,001
Interest bearing balances due from banks - time	1,984	—	1,984
Investment securities	170,654	(285)	170,369
Loans acquired	257,641	(5,992)	251,649
Allowance for loan losses	(2,382)	2,382	—
Foreclosed assets	1,083	(452)	631
Premises and equipment	9,905	1,258	11,163
Bank owned life insurance	7,819	—	7,819
Goodwill	11,485	(11,485)	—
Core deposit intangible	—	7,840	7,840
Other intangibles	—	830	830
Other assets	2,639	(1)	2,638
Total assets acquired	$468,829	$(5,905)	$462,924

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$76,555	$—	$76,555
Interest bearing transaction accounts and savings deposits	214,872	—	214,872
Time deposits	97,917	(368)	97,549
Total deposits	389,344	(368)	388,976
Securities sold under agreement to repurchase	17,163	—	17,163
Other borrowings	3,000	—	3,000
Subordinated debentures	6,702	—	6,702
Accrued interest and other liabilities	1,891	1,924	3,815
Total liabilities assumed	418,100	1,556	419,656
Equity	50,729	(50,729)	—
Total equity assumed	50,729	(50,729)	—
Total liabilities and equity assumed	$468,829	$(49,173)	$419,656
Net assets acquired			43,268
Purchase price			72,639
Goodwill			$29,371

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	June 30, 2018				December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$36,976	$—	$(186)	$36,790	$46,945	$7	$(228)	$46,724
Mortgage-backed securities	14,645	—	(603)	14,042	16,132	8	(287)	15,853
State and political subdivisions	279,787	3,316	(1,173)	281,930	301,491	5,962	(222)	307,231
Other securities	2,095	—	—	2,095	3,490	—	—	3,490
Total HTM	$333,503	$3,316	$(1,962)	$334,857	$368,058	$5,977	$(737)	$373,298

Available-for-Sale
U.S. Government agencies	$149,593	$—	$(3,826)	$145,767	$141,559	$116	$(1,951)	$139,724
Mortgage-backed securities	1,438,716	274	(43,759)	1,395,231	1,208,017	246	(20,946)	1,187,317
State and political subdivisions	250,574	282	(5,521)	245,335	144,642	532	(2,009)	143,165
Other securities	151,211	1,102	(2)	152,311	118,106	1,206	(1)	119,311
Total AFS	$1,990,094	$1,658	$(53,108)	$1,938,644	$1,612,324	$2,100	$(24,907)	$1,589,517

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at June 30, 2018 and December 31, 2017, was $1.8 billion and $1.4 billion, which is approximately 80.2% and 73.5%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$5,963	$(12)	$30,827	$(174)	$36,790	$(186)
Mortgage-backed securities	6,106	(148)	7,934	(455)	14,040	(603)
State and political subdivisions	94,136	(1,138)	1,352	(35)	95,488	(1,173)
Total HTM	$106,205	$(1,298)	$40,113	$(664)	$146,318	$(1,962)

Available-for-Sale
U.S. Government agencies	$113,594	$(1,753)	$32,174	$(2,073)	$145,768	$(3,826)
Mortgage-backed securities	685,406	(14,319)	630,291	(29,440)	1,315,697	(43,759)
State and political subdivisions	142,104	(1,918)	73,025	(3,603)	215,129	(5,521)
Other securities	—	—	99	(2)	99	(2)
Total AFS	$941,104	$(17,990)	$735,589	$(35,118)	$1,676,693	$(53,108)

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2018, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Taxable:
Held-to-maturity	$546	$636	$1,113	$1,297
Available-for-sale	10,218	6,238	19,250	12,054

Non-taxable:
Held-to-maturity	1,897	2,217	3,833	4,500
Available-for-sale	1,635	899	2,722	1,590
Total	$14,296	$9,990	$26,918	$19,441

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$50,800	$50,609	$20	$20
After one through five years	63,469	63,414	35,961	35,125
After five through ten years	94,552	94,503	22,549	21,895
After ten years	110,037	112,289	341,736	334,161
Securities not due on a single maturity date	14,645	14,042	1,438,716	1,395,231
Other securities (no maturity)	—	—	151,112	152,212
Total	$333,503	$334,857	$1,990,094	$1,938,644

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.5 billion at June 30, 2018 and $1.2 billion at December 31, 2017.

There were approximately $7,000 of gross realized gains and $14,000 of gross realized losses from the sale of securities during the three months ended June 30, 2018, and approximately $13,000 of gross realized gains and $14,000 of gross realized losses from the sale of securities during the six months ended June 30, 2018. There were approximately $2.2 million of gross realized gains and $5,000 of gross realized losses from the sale of securities during the three months ended June 30, 2017, and approximately $2.3 million of gross realized gains and $5,000 of gross realized losses from the sale of securities during the six months ended June 30, 2017.

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

In March 2018, Heartland sold $141.0 million of branches and loans, as well as $154.6 million of deposits and other liabilities. At the end of the second quarter 2018, other assets held for sale of $14.9 million and other liabilities held for sale of $1.8 million related to Heartland, both recorded at fair value, remained at the Company. The Company will continue to work through the disposition of Heartland’s few remaining assets.

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

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2018, the Company’s loan portfolio was $11.37 billion, compared to $10.78 billion at December 31, 2017. The various categories of loans are summarized as follows:

(In thousands)	June 30, 2018	December 31, 2017

Consumer:
Credit cards	$180,352	$185,422
Other consumer	277,330	280,094
Total consumer	457,682	465,516
Real Estate:
Construction	967,720	614,155
Single family residential	1,314,787	1,094,633
Other commercial	2,816,420	2,530,824
Total real estate	5,098,927	4,239,612
Commercial:
Commercial	1,237,910	825,217
Agricultural	187,006	148,302
Total commercial	1,424,916	973,519
Other	151,936	26,962
Loans	7,133,461	5,705,609
Loans acquired, net of discount and allowance (1)	4,232,434	5,074,076
Total loans	$11,365,895	$10,779,685
_____________________________

(1)	See Note 6, Loans Acquired, for segregation of loans acquired by loan class.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	June 30, 2018	December 31, 2017

Consumer:
Credit cards	$238	$170
Other consumer	3,804	4,605
Total consumer	4,042	4,775
Real estate:
Construction	1,764	2,242
Single family residential	15,415	13,431
Other commercial	11,911	16,054
Total real estate	29,090	31,727
Commercial:
Commercial	9,195	6,980
Agricultural	2,221	2,160
Total commercial	11,416	9,140
Total	$44,548	$45,642

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2018
Consumer:
Credit cards	$642	$383	$1,025	$179,327	$180,352	$145
Other consumer	3,026	2,363	5,389	271,941	277,330	37
Total consumer	3,668	2,746	6,414	451,268	457,682	182
Real estate:
Construction	515	821	1,336	966,384	967,720	—
Single family residential	6,187	7,898	14,085	1,300,702	1,314,787	121
Other commercial	1,862	6,080	7,942	2,808,478	2,816,420	—
Total real estate	8,564	14,799	23,363	5,075,564	5,098,927	121
Commercial:
Commercial	3,995	4,548	8,543	1,229,367	1,237,910	—
Agricultural	192	2,004	2,196	184,810	187,006	—
Total commercial	4,187	6,552	10,739	1,414,177	1,424,916	—
Other	—	—	—	151,936	151,936	—
Total	$16,419	$24,097	$40,516	$7,092,945	$7,133,461	$303

December 31, 2017
Consumer:
Credit cards	$707	$672	$1,379	$184,043	$185,422	$332
Other consumer	5,009	3,298	8,307	271,787	280,094	10
Total consumer	5,716	3,970	9,686	455,830	465,516	342
Real estate:
Construction	411	1,210	1,621	612,534	614,155	—
Single family residential	8,071	6,460	14,531	1,080,102	1,094,633	1
Other commercial	2,388	8,031	10,419	2,520,405	2,530,824	—
Total real estate	10,870	15,701	26,571	4,213,041	4,239,612	1
Commercial:
Commercial	1,523	6,125	7,648	817,569	825,217	—
Agricultural	50	2,120	2,170	146,132	148,302	—
Total commercial	1,573	8,245	9,818	963,701	973,519	—
Other	—	—	—	26,962	26,962	—
Total	$18,159	$27,916	$46,075	$5,659,534	$5,705,609	$343

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2018						Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Consumer:
Credit cards	$238	$238	$—	$238	$—	$204	$10	$236	$25
Other consumer	3,981	3,804	—	3,804	—	4,205	33	4,373	67
Total consumer	4,219	4,042	—	4,042	—	4,409	43	4,609	92
Real estate:
Construction	1,825	1,136	396	1,532	253	1,887	13	1,899	29
Single family residential	16,430	14,919	496	15,415	36	14,423	118	14,154	218
Other commercial	17,762	6,376	4,816	11,192	138	13,528	104	14,588	224
Total real estate	36,017	22,431	5,708	28,139	427	29,838	235	30,641	471
Commercial:
Commercial	9,839	7,228	605	7,833	18	7,204	61	7,428	114
Agricultural	3,377	1,249	—	1,249	—	1,142	11	1,474	23
Total commercial	13,216	8,477	605	9,082	18	8,346	72	8,902	137
Total	$53,452	$34,950	$6,313	$41,263	$445	$42,593	$350	$44,152	$700

December 31, 2017						Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Consumer:
Credit cards	$170	$170	$—	$170	$—	$261	$6	$298	$11
Other consumer	4,755	4,605	—	4,605	—	2,581	17	2,321	31
Total consumer	4,925	4,775	—	4,775	—	2,842	23	2,619	42
Real estate:
Construction	2,522	1,347	895	2,242	249	2,748	21	2,969	39
Single family residential	14,347	12,725	706	13,431	53	12,837	90	12,686	167
Other commercial	22,308	6,732	9,133	15,865	36	22,402	138	19,670	258
Total real estate	39,177	20,804	10,734	31,538	338	37,987	249	35,325	464
Commercial:
Commercial	9,954	4,306	2,269	6,575	—	14,275	91	12,952	170
Agricultural	3,278	1,035	—	1,035	—	2,152	13	1,840	24
Total commercial	13,232	5,341	2,269	7,610	—	16,427	104	14,792	194
Total	$57,334	$30,920	$13,003	$43,923	$338	$57,256	$376	$52,736	$700

At June 30, 2018, and December 31, 2017, impaired loans, net of government guarantees and excluding loans acquired, totaled $41.3 million and $43.9 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $445,000 and $338,000 at June 30, 2018 and December 31, 2017, respectively. Approximately $350,000 and $700,000 of interest income was recognized on average impaired loans of $42.6 million and $44.2 million for the three and six months ended June 30, 2018. Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2018 and 2017 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
June 30, 2018
Consumer:
Other consumer	—	$—	1	$91	1	$91
Total consumer	—	—	1	91	1	91
Real estate:
Construction	1	396	—	—	1	396
Single-family residential	11	734	6	233	17	967
Other commercial	6	3,751	2	3,411	8	7,162
Total real estate	18	4,881	8	3,644	26	8,525
Commercial:
Commercial	5	588	5	2,632	10	3,220
Total commercial	5	588	5	2,632	10	3,220
Total	23	$5,469	14	$6,367	37	$11,836

December 31, 2017
Real estate:
Construction	—	$—	1	$420	1	$420
Single-family residential	4	141	15	954	19	1,095
Other commercial	4	4,322	5	3,712	9	8,034
Total real estate	8	4,463	21	5,086	29	9,549
Commercial:
Commercial	5	2,644	6	745	11	3,389
Total commercial	5	2,644	6	745	11	3,389
Total	13	$7,107	27	$5,831	40	$12,938

The following table presents loans that were restructured as TDRs during the six months ended June 30, 2018 and the three and six months ended June 30, 2017, excluding loans acquired, segregated by class of loans. There were no loans restructured as TDRs during the three months ended June 30, 2018.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at June 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three Months Ended June 30, 2017
Commercial:
Commercial	4	$41	$39	$—	$39	$—
Total commercial	4	41	39	—	39	—
Total	4	$41	$39	$—	$39	$—

Six Months Ended June 30, 2018
Consumer:
Other consumer	1	$91	$91	$91	$—	$—
Total consumer	1	91	91	91	—	—
Real estate:
Single-family residential	1	61	62	62	—	—
Total real estate	1	61	62	62	—	—
Total	2	$152	$153	$153	$—	$—

Six Months Ended June 30, 2017
Real estate:
Construction	1	$456	$456	$456	$—	$—
Other commercial	2	7,362	7,362	7,362	—	33
Total real estate	3	7,818	7,818	7,818	—	33
Commercial:
Commercial	9	811	799	760	39	—
Total commercial	9	811	799	760	39	—
Total	12	$8,629	$8,617	$8,578	$39	$33

During the six months ended June 30, 2018, the Company modified 2 loans with a recorded investment of $152,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. A specific reserve was not considered necessary for these loans based upon the fair value of the collateral. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended June 30, 2017, the Company modified 4 loans with a recorded investment of $41,000 and during the six months ended June 30, 2017, the Company modified 12 loans with a recorded investment of $8.6 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by changing various terms, including changing the interest rate, deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $33,000 was determined necessary for these loans and recorded during the six months ended June 30, 2017. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one commercial real estate loan for which a payment default occurred during the six months ended June 30, 2018. A charge-off of $66,300 was recorded for this loan and $294,300 was transferred to OREO. There was one commercial real estate loan for which a payment default occurred during the six months ended June 30, 2017. The Company defines a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $294,300 and $117,000 at June 30, 2018 and 2017, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At June 30, 2018 and December 31, 2017, the Company had $3,190,000 and $5,057,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2018 and December 31, 2017, the Company had $4,075,000 and $3,828,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $14.0 million and $17.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of June 30, 2018 and December 31, 2017, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $70.0 million and $76.3 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at June 30, 2018 and December 31, 2017, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1)The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $174.2 million and $175.6 million, as of June 30, 2018 and December 31, 2017, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2018 and December 31, 2017, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
June 30, 2018
Consumer:
Credit cards	$179,969	$—	$383	$—	$—	$180,352
Other consumer	273,345	—	3,985	—	—	277,330
Total consumer	453,314	—	4,368	—	—	457,682
Real estate:
Construction	960,791	2,314	4,599	16	—	967,720
Single family residential	1,287,314	1,711	25,544	218	—	1,314,787
Other commercial	2,780,597	8,620	27,203	—	—	2,816,420
Total real estate	5,028,702	12,645	57,346	234	—	5,098,927
Commercial:
Commercial	1,199,553	12,803	25,554	—	—	1,237,910
Agricultural	184,228	155	2,600	23	—	187,006
Total commercial	1,383,781	12,958	28,154	23	—	1,424,916
Other	151,936	—	—	—	—	151,936
Loans acquired	4,096,419	51,985	83,657	373	—	4,232,434
Total	$11,114,152	$77,588	$173,525	$630	$—	$11,365,895

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2017
Consumer:
Credit cards	$184,920	$—	$502	$—	$—	$185,422
Other consumer	275,160	—	4,934	—	—	280,094
Total consumer	460,080	—	5,436	—	—	465,516
Real estate:
Construction	603,126	5,795	5,218	16	—	614,155
Single family residential	1,066,902	3,954	23,490	287	—	1,094,633
Other commercial	2,480,293	19,581	30,950	—	—	2,530,824
Total real estate	4,150,321	29,330	59,658	303	—	4,239,612
Commercial:
Commercial	736,377	74,254	14,402	50	134	825,217
Agricultural	146,065	24	2,190	23	—	148,302
Total commercial	882,442	74,278	16,592	73	134	973,519
Other	26,962	—	—	—	—	26,962
Loans acquired	4,918,570	62,128	93,378	—	—	5,074,076
Total	$10,438,375	$165,736	$175,064	$376	$134	$10,779,685

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

The following table details activity in the allowance for loan losses by portfolio segment for legacy loans for the three and six months ended June 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended June 30, 2018
Balance, beginning of period (2)	$9,601	$30,414	$3,799	$3,393	$47,207
Provision for loan losses (1)	6,897	(1,461)	749	1,079	7,264
Charge-offs	(790)	(161)	(1,012)	(1,366)	(3,329)
Recoveries	59	112	286	133	590
Net charge-offs	(731)	(49)	(726)	(1,233)	(2,739)
Balance, June 30, 2018 (2)	$15,767	$28,904	$3,822	$3,239	$51,732

Six Months Ended June 30, 2018
Balance, beginning of period (2)	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (1)	11,183	1,825	1,500	1,838	16,346
Charge-offs	(2,551)	(616)	(2,011)	(2,422)	(7,600)
Recoveries	128	414	549	227	1,318
Net charge-offs	(2,423)	(202)	(1,462)	(2,195)	(6,282)
Balance, June 30, 2018 (2)	$15,767	$28,904	$3,822	$3,239	$51,732

Period-end amount allocated to:
Loans individually evaluated for impairment	$18	$427	$—	$—	$445
Loans collectively evaluated for impairment	15,749	28,477	3,822	3,239	51,287
Balance, June 30, 2018 (2)	$15,767	$28,904	$3,822	$3,239	$51,732
______________________

(1)
Provision for loan losses of $1,769,000 and $1,837,000 attributable to loans acquired was excluded from this table for the three and six months ended June 30, 2018, respectively (total provision for loan losses for the three and six months ended June 30, 2018 was $9,033,000 and $18,183,000). There were $132,000 and $211,000 in charge-offs for loans acquired during the three and six months ended June 30, 2018, respectively, resulting in an ending balance in the allowance related to loans acquired of $2,044,000.

(2)
Allowance for loan losses at June 30, 2018 includes $2,044,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at March 31, 2018 and December 31, 2017 includes $407,000 and $418,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2018 was $53,776,000 and total allowance for loan losses at March 31, 2018 and December 31, 2017 was $47,614,000 and $42,086,000, respectively.

Activity in the allowance for loan losses for the three and six months ended June 30, 2017 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended June 30, 2017
Balance, beginning of period (4)	$8,173	$22,253	$3,729	$3,710	$37,865
Provision for loan losses (3)	249	4,974	649	436	6,308
Charge-offs	(349)	(1,712)	(901)	(993)	(3,955)
Recoveries	32	216	277	636	1,161
Net charge-offs	(317)	(1,496)	(624)	(357)	(2,794)
Balance, June 30, 2017 (4)	$8,105	$25,731	$3,754	$3,789	$41,379

Six Months Ended June 30, 2017
Balance, beginning of period (4)	$7,739	$21,817	$3,779	$2,951	$36,286
Provision for loan losses (3)	945	5,834	1,407	1,679	9,865
Charge-offs	(641)	(2,368)	(1,945)	(2,167)	(7,121)
Recoveries	62	448	513	1,326	2,349
Net charge-offs	(579)	(1,920)	(1,432)	(841)	(4,772)
Balance, June 30, 2017 (4)	$8,105	$25,731	$3,754	$3,789	$41,379

Period-end amount allocated to:
Loans individually evaluated for impairment	$3,636	$1,888	$—	$—	$5,524
Loans collectively evaluated for impairment	4,469	23,843	3,754	3,789	35,855
Balance, June 30, 2017 (4)	$8,105	$25,731	$3,754	$3,789	$41,379

Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$338	$—	$—	$338
Loans collectively evaluated for impairment	7,007	26,943	3,784	3,596	41,330
Balance, December 31, 2017 (5)	$7,007	$27,281	$3,784	$3,596	$41,668
______________________

(3)
Provision for loan losses of $714,000 and $1,464,000 attributable to loans acquired was excluded from this table for the three and six months ended June 30, 2017 (total provision for loan losses for the three and six months ended June 30, 2017 was $7,023,000 and $11,330,000, respectively). There were $758,000 and $2.0 million in charge-offs for loans acquired during the three and six months ended June 30, 2017, respectively, resulting in an ending balance in the allowance related to loans acquired of $391,000.

(4)
Allowance for loan losses at June 30, 2017, March 31, 2017 and December 31, 2016 includes $391,000, $435,000 and $954,000, allowance for loans acquired, respectively, (not shown in the table above). The total allowance for loan losses at June 30, 2017, March 31, 2017 and December 31, 2016 was $41,770,000, $38,300,000 and $37,240,000, respectively.

(5)	Allowance for loan losses at December 31, 2017 includes $418,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2017 was $42,086,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
June 30, 2018
Loans individually evaluated for impairment	$9,082	$28,139	$238	$3,804	$41,263
Loans collectively evaluated for impairment	1,415,834	5,070,788	180,114	425,462	7,092,198
Balance, end of period	$1,424,916	$5,098,927	$180,352	$429,266	$7,133,461

December 31, 2017
Loans individually evaluated for impairment	$7,610	$31,538	$170	$4,605	$43,923
Loans collectively evaluated for impairment	965,909	4,208,074	185,252	302,451	5,661,686
Balance, end of period	$973,519	$4,239,612	$185,422	$307,056	$5,705,609

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all loans acquired as of June 30, 2018 and December 31, 2017:

	Loans Acquired
(In thousands)	June 30, 2018	December 31, 2017
Consumer:
Other consumer	$31,651	$51,467
Real estate:
Construction	521,321	637,032
Single family residential	671,602	793,228
Other commercial	2,240,578	2,387,777
Total real estate	3,433,501	3,818,037
Commercial:
Commercial	764,473	995,587
Agricultural	2,809	66,576
Total commercial	767,282	1,062,163
Other	—	142,409
Total loans acquired (1)	$4,232,434	$5,074,076
_____________________________________________________________________________________

(1)	Loans acquired are reported net of a $2,044,000 and $418,000 allowance at June 30, 2018 and December 31, 2017, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	June 30, 2018	December 31, 2017

Consumer:
Other consumer	$362	$334
Real estate:
Construction	258	1,767
Single family residential	8,784	12,151
Other commercial	22,944	7,401
Total real estate	31,986	21,319
Commercial:
Commercial	4,680	1,748
Agricultural	32	84
Total commercial	4,712	1,832
Total	$37,060	$23,485

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2018
Consumer:
Other consumer	$347	$249	$596	$31,055	$31,651	$—
Real estate:
Construction	645	1,020	1,665	519,656	521,321	—
Single family residential	3,576	7,410	10,986	660,616	671,602	1,165
Other commercial	4,801	18,947	23,748	2,216,830	2,240,578	—
Total real estate	9,022	27,377	36,399	3,397,102	3,433,501	1,165
Commercial:
Commercial	3,675	7,966	11,641	752,832	764,473	762
Agricultural	35	—	35	2,774	2,809	—
Total commercial	3,710	7,966	11,676	755,606	767,282	762

Total	$13,079	$35,592	$48,671	$4,183,763	$4,232,434	$1,927

December 31, 2017
Consumer:
Other consumer	$889	$260	$1,149	$50,318	$51,467	$108
Real estate:
Construction	2,577	1,448	4,025	633,007	637,032	279
Single family residential	12,936	3,302	16,238	776,990	793,228	126
Other commercial	17,176	5,647	22,823	2,364,954	2,387,777	2,565
Total real estate	32,689	10,397	43,086	3,774,951	3,818,037	2,970
Commercial:
Commercial	2,344	1,039	3,383	992,204	995,587	67
Agricultural	51	—	51	66,525	66,576	—
Total commercial	2,395	1,039	3,434	1,058,729	1,062,163	67

Other	15	—	15	142,394	142,409	—
Total	$35,988	$11,696	$47,684	$5,026,392	$5,074,076	$3,145

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 5, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2018
Consumer:
Other consumer	$30,912	$10	$729	$—	$—	$31,651
Real estate:
Construction	500,741	19,624	956	—	—	521,321
Single family residential	653,816	1,962	15,451	373	—	671,602
Other commercial	2,190,767	11,345	38,466	—	—	2,240,578
Total real estate	3,345,324	32,931	54,873	373	—	3,433,501
Commercial:
Commercial	717,441	19,044	27,988	—	—	764,473
Agricultural	2,742	—	67	—	—	2,809
Total commercial	720,183	19,044	28,055	—	—	767,282

Total	$4,096,419	$51,985	$83,657	$373	$—	$4,232,434

December 31, 2017
Consumer:
Other consumer	$50,625	$21	$821	$—	$—	$51,467
Real estate:
Construction	604,796	30,524	1,712	—	—	637,032
Single family residential	770,954	2,618	19,656	—	—	793,228
Other commercial	2,337,097	15,064	35,616	—	—	2,387,777
Total real estate	3,712,847	48,206	56,984	—	—	3,818,037
Commercial:
Commercial	946,322	13,901	35,364	—	—	995,587
Agricultural	66,367	—	209	—	—	66,576
Total commercial	1,012,689	13,901	35,573	—	—	1,062,163

Other	142,409	—	—	—	—	142,409
Total	$4,918,570	$62,128	$93,378	$—	$—	$5,074,076

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

The impact of these adjustments on the Company’s financial results for the three and six months ended June 30, 2018 and 2017 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Impact on net interest income and pre-tax income	$26	$1,388	$476	$2,572

Impact, net of taxes	$19	$844	$350	$1,563

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,369	$17,605	$620	$17,116
Additions	—	—	—	—
Accretable yield adjustments	44	—	1,178	—
Accretion	(31)	31	(416)	416
Payments and other reductions, net	—	(3,641)	—	(3,537)
Balance, ending	$1,382	$13,995	$1,382	$13,995

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,217	$8,695	$1,655	$17,802
Additions	—	2,388	—	2,388
Accretable yield adjustments	1,418	—	2,646	—
Accretion	(1,869)	1,869	(3,535)	3,535
Payments and other reductions, net	—	(4,504)	—	(15,277)
Balance, ending	$766	$8,448	$766	$8,448

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan loss for loans acquired resulting in a total allowance on loans acquired of $2,044,000 at June 30, 2018 and $418,000 at December 31, 2017. The provision on loans acquired for the three and six months ended June 30, 2018 was $1,769,000 and $1,837,000, respectively. The provision on loans acquired for the three and six months ended June 30, 2017 was $714,000 and $1,464,000, respectively.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $845.7 million at June 30, 2018 and $842.7 million at December 31, 2017.

The Company recorded $229.1 million, $240.8 million and $29.4 million of goodwill as a result of its acquisitions of OKSB, First Texas and Hardeman, respectively. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2018 and December 31, 2017, were as follows:

(In thousands)	June 30, 2018	December 31, 2017

Goodwill	$845,687	$842,651
Core deposit premiums:
Gross carrying amount	105,984	105,984
Accumulated amortization	(21,425)	(16,659)
Core deposit premiums, net	84,559	89,325
Books of business intangible:
Gross carrying amount	15,234	15,414
Accumulated amortization	(3,177)	(2,827)
Books of business intangible, net	12,057	12,587
Other intangibles:
Gross carrying amount	2,068	6,037
Accumulated amortization	(1,964)	(1,878)
Other intangibles, net	104	4,159
Other intangible assets, net	96,720	106,071
Total goodwill and other intangible assets	$942,407	$948,722

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2018 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2018	$5,387
	2019	10,565
	2020	10,552
	2021	10,490
	2022	10,438
	Thereafter	49,288
	Total	$96,720

NOTE 8: TIME DEPOSITS

Time deposits include approximately $1.564 billion and $736.0 million of certificates of deposit of $100,000 or more at June 30, 2018, and December 31, 2017, respectively. Of this total approximately $948,519,000 and $396,771,000 of certificates of deposit were over $250,000 at June 30, 2018 and December 31, 2017, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income taxes currently payable	$15,652	$11,920	$25,697	$18,521
Deferred income taxes	(1,869)	(860)	2,052	2,230
Provision for income taxes	$13,783	$11,060	$27,749	$20,751

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their appropriate tax effects, are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Deferred tax assets:
Loans acquired	$15,849	$19,885
Allowance for loan losses	13,950	10,773
Valuation of foreclosed assets	2,855	2,852
Tax NOLs from acquisition	7,629	7,821
Deferred compensation payable	2,639	2,433
Accrued equity and other compensation	6,899	5,302
Acquired securities	578	578
Unrealized loss on available-for-sale securities	13,326	6,107
Other	6,701	8,813
Gross deferred tax assets	70,426	64,564

Deferred tax liabilities:
Goodwill and other intangible amortization	(32,436)	(32,572)
Accumulated depreciation	(9,375)	(8,945)
Other	(3,325)	(4,413)
Gross deferred tax liabilities	(45,136)	(45,930)

Net deferred tax asset, included in other assets	$25,290	$18,634

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Computed at the statutory rate (1)	$14,143	$11,944	$27,851	$23,078
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,265	236	3,087	775
Discrete items related to ASU 2016-09	(90)	(295)	(363)	(1,377)
Tax exempt interest income	(782)	(1,134)	(1,459)	(2,205)
Tax exempt earnings on BOLI	(190)	(220)	(376)	(438)
Other differences, net	(563)	529	(991)	918
Actual tax provision	$13,783	$11,060	$27,749	$20,751
________________________

(1)	The statutory rate was 21% for 2018 compared to 35% for 2017.

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

The gross amount of recognized liabilities for repurchase agreements was $99.6 million and $122.0 million at June 30, 2018 and December 31, 2017, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2018
Repurchase agreements:
U.S. Government agencies	$99,551	$—	$—	$—	$99,551

December 31, 2017
Repurchase agreements:
U.S. Government agencies	$122,019	$—	$—	$—	$122,019

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2018 and December 31, 2017 consisted of the following components:

(In thousands)	June 30, 2018	December 31, 2017
Other Borrowings
FHLB advances, net of discount, due 2018 to 2033, 1.33% to 7.37% secured by residential real estate loans	$1,451,811	$1,261,642
Revolving credit agreement, due 10/5/2018, floating rate of 1.50% above the one month LIBOR rate, unsecured	—	75,000
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	—	43,382
Total other borrowings	1,451,811	1,380,024

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	—
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	—	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	9,344	9,327
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,284
Trust preferred securities, net of discount, due 12/5/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	—	5,156
Trust preferred securities, net of discount, due 10/18/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	5,155	5,148
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,288
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, due 6/26/2033, floating rate of 3.10% above the three month LIBOR rate, reset quarterly, callable without penalty	—	20,619
Trust preferred securities, due 10/7/2033, floating rate of 2.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,774	25,774
Trust preferred securities, due 9/15/2037, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	—	8,248
Other subordinated debentures, net of discount, due 9/30/2023, floating rate equal to daily average of prime rate, reset quarterly	19,296	18,399
Unamortized debt issuance costs	(3,554)	—
Total subordinated notes and debentures	413,337	140,565
Total other borrowings and subordinated debt	$1,865,148	$1,520,589

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries. During the first half of 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Revolving Credit Agreement (the “Credit Agreement”), certain trust preferred securities, both discussed below, and unsecured debt from correspondent banks. The subordinated notes qualify for Tier 2 capital treatment.

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

At June 30, 2018, the Company had $945.0 million of Federal Home Loan Bank (“FHLB”) advances outstanding with original maturities of one year or less.

The Company had total FHLB advances of $1.5 billion at June 30, 2018, with approximately $1.5 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $3.9 billion at June 30, 2018.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at June 30, 2018. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt includes subordinated debt, notes payable and FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at June 30, 2018, are as follows:

(In thousands)	Year	Annual Maturities
	2018	$1,324
	2019	2,212
	2020	2,109
	2021	1,800
	2022	949
	Thereafter	911,754
	Total	$920,148

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

NOTE 14: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At June 30, 2018, the Company’s subsidiary bank had approximately $1.6 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of June 30, 2018, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and its subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company’s CET1 ratio was 9.99% at June 30, 2018.

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

Share and per share information regarding Stock-Based Compensation Plans has been adjusted to reflect the effects of the Company’s two-for-one stock split which became effective on February 8, 2018. The table below summarizes the transactions under the Company’s active stock compensation plans for the six months ended June 30, 2018:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
Balance, January 1, 2018	812	$21.98	162	$20.86	652	$27.92
Granted	—	—	—	—	319	29.22
Stock Options Exercised	(110)	19.33	—	—	—	—
Stock Awards/Units Vested	—	—	(42)	17.94	(160)	27.70
Forfeited/Expired	(6)	21.73	(10)	19.81	(71)	28.32

Balance, June 30, 2018	696	$22.40	110	$22.06	740	$28.48

Exercisable, June 30, 2018	662	$22.35

The following table summarizes information about stock options under the plans outstanding at June 30, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
$8.78	—	$8.78	1	0.56	$8.78	1	$8.78
9.46	—	9.46	1	3.55	9.46	1	9.46
10.65	—	10.65	4	4.57	10.65	4	10.65
10.76	—	10.76	2	1.55	10.76	2	10.76
20.29	—	20.29	71	6.50	20.29	71	20.29
20.36	—	20.36	3	6.38	20.36	1	20.36
22.20	—	22.20	74	6.73	22.20	74	22.20
22.75	—	22.75	436	7.11	22.75	436	22.75
23.51	—	23.51	97	7.56	23.51	65	23.51
24.07	—	24.07	7	7.21	24.07	7	24.07
$8.78	—	$24.07	696	7.02	$22.40	662	$22.35

Stock-based compensation expense was $6,504,000 and $4,499,000 during the six months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was $113,000 of unrecognized stock-based compensation expense related to stock options at June 30, 2018. Unrecognized stock-based compensation expense related to non-vested stock awards was $23,335,000 at June 30, 2018. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.1 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2018 was $5,222,000 and $5,003,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.90 as of June 30, 2018, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the six months ended June 30, 2018 and June 30, 2017, was $1,180,000 and $765,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2018 and 2017.

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

Following is the computation of earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017

Net income	$53,562	$23,065	$104,874	$45,185

Average common shares outstanding	92,264	63,633	92,223	63,170
Average potential dilutive common shares	469	418	469	418
Average diluted common shares	92,733	64,051	92,692	63,588

Basic earnings per share	$0.58	$0.36	$1.14	$0.72
Diluted earnings per share	$0.58	$0.36	$1.13	$0.71

 There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three and six months ended June 30, 2018 and 2017.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the six months ended:

	Six Months Ended June 30,
(In thousands)	2018	2017
Interest paid	$47,675	$13,203
Income taxes paid	13,245	10,067
Transfers of loans to foreclosed assets held for sale	6,725	2,667
Transfers of premises to foreclosed assets and other real estate owned	855	3,188

NOTE 18: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Professional services	$4,443	$3,962	$8,683	$9,131
Postage	1,441	1,204	2,925	2,335
Telephone	2,064	982	2,969	2,060
Credit card expense	3,188	3,107	6,416	5,944
Marketing	1,765	1,687	3,407	3,033
Operating supplies	583	459	1,332	814
Amortization of intangibles	2,785	1,554	5,623	3,104
Branch right sizing expense	21	99	85	217
Other expense	9,895	6,831	20,239	13,134
Total other operating expenses	$26,185	$19,885	$51,679	$39,772

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

At June 30, 2018, the Company had outstanding commitments to extend credit aggregating approximately $565,745,000 and $3,338,212,000 for credit card commitments and other loan commitments. At December 31, 2017, the Company had outstanding commitments to extend credit aggregating approximately $564,592,000 and $3,086,696,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $37,265,000 and $47,621,000 at June 30, 2018, and December 31, 2017, respectively, with terms ranging from 9 months to 15 years. At June 30, 2018 and December 31, 2017, the Company had no deferred revenue under standby letter of credit agreements.

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

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. In order to ensure the fair values are consistent with ASC Topic 820, the Company periodically checks the fair values by comparing them to another pricing source, such as Bloomberg. The availability of pricing confirms Level 2 classification in the fair value hierarchy. The third-party pricing service is subject to an annual review of internal controls (SSAE 16), which is made available for the Company’s review. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company’s investment in U.S. Treasury securities, if any, is reported at fair value utilizing Level 1 inputs. The remainder of the Company’s available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

Other assets and liabilities held for sale – The Company’s other assets and liabilities held for sale are reported at fair value utilizing Level 3 inputs. See Note 4 - Other assets and liabilities held for sale.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2018
Available-for-sale securities
U.S. Government agencies	$145,767	$—	$145,767	$—
Mortgage-backed securities	1,395,231	—	1,395,231	—
State and political subdivisions	245,335	—	245,335	—
Other securities	152,311	—	152,311	—
Other assets held for sale	14,898	—	—	14,898
Derivative asset	8,958	—	8,958	—
Other liabilities held for sale	(1,840)	—	—	(1,840)
Derivative liability	(7,401)	—	(7,401)	—

December 31, 2017
Available-for-sale securities
U.S. Government agencies	$139,724	$—	$139,724	$—
Mortgage-backed securities	1,187,317	—	1,187,317	—
States and political subdivisions	143,165	—	143,165	—
Other securities	119,311	—	119,311	—
Other assets held for sale	165,780	—	—	165,780
Derivative asset	3,634	—	3,634	—
Other liabilities held for sale	(157,366)	—	—	(157,366)
Derivative liability	(3,068)	—	(3,068)	—

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data. As of June 30, 2018 and December 31, 2017, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $30.5 million and $32.1 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2018 and December 31, 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2018
Impaired loans (1) (2) (collateral dependent)	$15,154	$—	$—	$15,154
Foreclosed assets and other real estate owned (1)	13,735	—	—	13,735

December 31, 2017
Impaired loans (1) (2) (collateral dependent)	$11,229	$—	$—	$11,229
Foreclosed assets and other real estate owned (1)	24,093	—	—	24,093
________________________

(1)
These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.

(2)
Specific allocations of $2,386,000 and $2,195,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2018 and December 31, 2017, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2018
Financial assets:
Cash and cash equivalents	$943,846	$943,846	$—	$—	$943,846
Interest bearing balances due from banks - time	2,974	—	2,974	—	2,974
Held-to-maturity securities	333,503	—	334,857	—	334,857
Mortgage loans held for sale	39,812	—	—	39,812	39,812
Interest receivable	44,266	—	44,266	—	44,266
Legacy loans, net	7,081,729	—	—	7,028,100	7,028,100
Loans acquired, net	4,232,434	—	—	4,200,382	4,200,382

Financial liabilities:
Non-interest bearing transaction accounts	2,683,489	—	2,683,489	—	2,683,489
Interest bearing transaction accounts and savings deposits	6,916,520	—	6,916,520	—	6,916,520
Time deposits	2,353,439	—	—	2,330,200	2,330,200
Federal funds purchased and securities sold under agreements to repurchase	99,801	—	99,801	—	99,801
Other borrowings	1,451,811	—	1,449,378	—	1,449,378
Subordinated notes and debentures	413,337	—	475,729	—	475,729
Interest payable	8,494	—	8,494	—	8,494

December 31, 2017
Financial assets:
Cash and cash equivalents	$598,042	$598,042	$—	$—	$598,042
Interest bearing balances due from banks - time	3,314	—	3,314	—	3,314
Held-to-maturity securities	368,058	—	373,298	—	373,298
Mortgage loans held for sale	24,038	—	—	24,038	24,038
Interest receivable	43,528	—	43,528	—	43,528
Legacy loans, net	5,663,941	—	—	5,646,505	5,646,505
Loans acquired, net	5,074,076	—	—	5,058,455	5,058,455

Financial liabilities:
Non-interest bearing transaction accounts	2,665,249	—	2,665,249	—	2,665,249
Interest bearing transaction accounts and savings deposits	6,494,896	—	6,494,896	—	6,494,896
Time deposits	1,932,730	—	—	1,915,539	1,915,539
Federal funds purchased and securities sold under agreements to repurchase	122,444	—	122,444	—	122,444
Other borrowings	1,380,024	—	1,381,365	—	1,381,365
Subordinated debentures	140,565	—	136,474	—	136,474
Interest payable	4,564	—	4,564	—	4,564

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of June 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and stockholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 /s/ BKD, LLP

Little Rock, Arkansas
August 7, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2018 was $53.6 million and diluted earnings per share were $0.58, an increase of $30.5 million and $0.22, compared to the same period in 2017. Net income for the six months ended June 30, 2018 was $104.9 million and diluted earnings per share were $1.13, an increase of $59.7 million and $0.42, compared to the first six months of 2017.

Net income for the first six months in both 2018 and 2017 included non-core items, mostly related to our acquisitions. Excluding all non-core items, core earnings for the three and six months ended June 30, 2018 were $54.7 million, or $0.59 diluted core earnings per share, and $107.3 million, or $1.16 diluted core earnings per share, respectively, compared to $26.8 million, or $0.42 diluted core earnings per share (split adjusted) and $49.3 million, or $0.78 diluted core earnings per share (split adjusted) for the same periods in 2017. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

We were pleased to report record earnings for both of the first two quarters of 2018 while completing system conversions and integrations for our most recent acquisitions. We are now turning our focus on expanding our products and services throughout our larger footprint.

We completed the acquisitions of Southwest Bancorp, Inc., including its wholly-owned bank subsidiary, Bank SNB, and First Texas BHC, Inc., including its wholly-owned bank subsidiary, Southwest Bank, in October 2017. The systems conversion of Southwest Bank was completed during February 2018 while the systems conversion for Bank SNB was completed in May 2018. See Note 2, Acquisitions, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to these acquisitions.

In March, we completed an offering of $330 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2028 (the “Notes”). The Notes will bear a fixed interest rate of 5.00% per year in years one through five, payable semi-annually in arrears, and a floating rate equal to three-month LIBOR plus 215 basis points in years six through ten, payable quarterly in arrears. The Notes were offered to the public at 100% of their face amount. We expect to use approximately $222 million of the net proceeds from the sale of the Notes to repay outstanding indebtedness and the remainder for general corporate purposes. As of June 30, 2018, we repaid approximately $173 million of outstanding indebtedness and expect to repay the incremental $50 million in the third quarter 2018. See Note 11, Other Borrowings and Subordinated Notes and Debentures, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to the Notes.

Also during the first quarter of 2018, we completed the sale of certain deposits, loans and branch facilities related to the Heartland Bank held for sale assets and liabilities and we continue to explore liquidating options for the few remaining assets.

Lastly, we completed a 2-for-1 stock split in the form of a 100% stock dividend effective February 8, 2018.

During September 2018, we plan to close ten of our branch locations. We continuously evaluate our branch network to determine the locations that are meeting the greatest needs of our customers. We look at many factors, including market and economic conditions, before making the decision to close a branch. Our brick and mortar locations undoubtedly serve an important customer need; however, our customers continue to take advantage of our digital channels. We will continue to look for and invest in new and innovative channels to meet the ever-changing needs of our customers.

Stockholders’ equity as of June 30, 2018 was $2.1 billion, book value per share was $23.26 and tangible book value per share was $13.05. Our ratio of stockholders’ equity to total assets was 13.3% and the ratio of tangible stockholders’ equity to tangible assets was 7.9% at June 30, 2018. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 8.6%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans, including loans acquired, were $11.4 billion at June 30, 2018, compared to $10.8 billion at December 31, 2017 and $6.2 billion at June 30, 2017. Total loans increased approximately $379 million, or 3.4%, during the quarter. The increase was partially offset by the $23 million decrease in our liquidating portfolios of indirect lending and consumer finance. Our markets in Dallas/Ft. Worth, Denver, Nashville, Northwest Arkansas, Oklahoma City and St. Louis are experiencing good loan growth. Due to our increased size and scale we are benefiting from access to new lending opportunities in these growth markets as well as in our historical legacy markets.

We continue to have good asset quality. At June 30, 2018, the allowance for loan losses for legacy loans was $51.7 million. The allowance for loan losses for loans acquired was $2.0 million and the acquired loan discount credit mark was $68.3 million. The allowances for loan losses and credit marks provide a total of $122.1 million of coverage, which equates to a total coverage ratio of 1.1% of gross loans. The ratio of credit mark and related allowance to loans acquired was 1.6%.

Simmons First National Corporation is a $16.2 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, became subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank estimates that it will receive approximately $7.0 million less in debit card fees on a pre-tax basis in 2018 and $14.0 million less on a pre-tax basis in 2019.

As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply, and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt is included as total Tier 2 capital.

The Dodd-Frank Act also previously required banks and bank holding companies with more than $10 billion in assets to conduct annual stress tests, report the results to regulators and publicly disclose such results. As a result of regulatory reform signed into law during the second quarter of 2018, the Company and Simmons Bank are no longer required to conduct an annual stress test of capital under the Dodd-Frank Act. In anticipation of becoming subject to this requirement, the Company and Simmons Bank had begun the necessary preparations, including undertaking a gap analysis, implementing enhancements to the audit and compliance departments, and investing in various information technology systems.

Additionally, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”) and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank, with assets now exceeding $10 billion, is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. While the CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, its ultimate impact on the operations of Simmons Bank remains uncertain.

It is also important to note that the Dodd-Frank Act changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directed the FDIC to amend its assessment regulations so that assessments are generally based upon a depository institution’s average total consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Assessments were previously based on the amount of an institution’s insured deposits. Now that Simmons Bank exceeds $10 billion in total assets, it is subject to the assessment rates assigned to larger banks which may result in higher deposit insurance premiums.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2018, net interest income on a fully taxable equivalent basis was $138.1 million, an increase of $59.3 million, or 75.1%, over the same period in 2017. The increase in net interest income was the result of an $81.6 million increase in interest income partially offset by a $22.3 million increase in interest expense.

The increase in interest income primarily resulted from an incremental $76.7 million of interest income on loans, consisting of legacy loans and loans acquired, and a net increase of $3.5 million of interest income on investment securities. An increase in loan volume, resulting primarily from our acquisitions completed in the second and fourth quarters of 2017, generated $69.6 million of additional interest income. Furthermore, an increase in yield of 44 basis points also contributed to the increase in interest income during the three months ended June 30, 2018.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 6, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans.

For the three months ended June 30, 2018 and 2017, interest income included $10.1 million and $4.8 million, respectively, for the yield accretion recognized on loans acquired. We expect accretion income to gradually decline during the remainder of 2018.

The $22.3 million increase in interest expense is related to the growth in deposit accounts and subordinated and other debt. Interest expense increased $13.6 million due to deposit growth primarily from the 2017 acquisitions. Interest expense also increased $8.7 million due to increases in subordinated debt and increased FHLB borrowings. This increase is due to the timing of the newly issued subordinated debt at the end of the first quarter and the repayment of existing subordinated debentures that occurred late in the second quarter as well as additional repayments scheduled to occur in the third quarter.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2018, net interest income on a fully taxable equivalent basis was $274.2 million, an increase of $121.0 million, or 79.0%, over the same period in 2017. The increase in net interest income was the result of a $159.5 million increase in interest income and a $38.5 million increase in interest expense

The increase in interest income primarily resulted from a $151.3 million increase in interest income on loans and a $5.9 million increase in interest income on investment securities. Due to our 2017 acquisitions and significant legacy loan growth, an increase in loan volume of $137.1 million as well as an increase in yield of 46 basis points contributed to the increase in interest income during 2018.

For the six months ended June 30, 2018 and 2017, interest income included $21.4 million and $9.2 million, respectively, for the yield accretion recognized on loans acquired.

The $38.5 million increase in interest expense is from the growth in deposit accounts and other debt, primarily from the 2017 acquisitions. Interest expense increased $25.0 million due to deposit growth primarily from the 2017 acquisitions while interest expense increased $13.4 million due to increases in subordinated debt and increased FHLB borrowings.

Net Interest Margin

Our net interest margin decreased 5 basis points to 3.99% for the three month period ended June 30, 2018, when compared to 4.04% for the same period in 2017. The primary factors in the decreasing margin during the three month period ended June 30, 2018 were the higher accretable yield adjustments on loans acquired, discussed above, as well as the timing of the subordinated debt offering completed in late first quarter 2018, previously discussed. Normalized for all accretion on loans acquired, our net interest margin at June 30, 2018 and 2017 was 3.70% and 3.79%, respectively. The subordinated debt issuance caused a 5 basis point decrease in our second quarter 2018 interest margin. The timing of existing subordinated debt prepayments caused an additional 5 basis point decrease in our net interest margin for the quarter.

For the six month period ended June 30, 2018, net interest margin increased 4 basis points to 4.08% when compared to 4.04% for the same period in 2017. The increase in the six month period is primarily due to the higher accretable yield adjustments on loans acquired.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2018 and 2017, respectively, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2018, versus June 30, 2017.

Table 1: Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest income	$166,268	$83,898	$323,407	$162,325
FTE adjustment	1,308	2,082	2,438	4,047
Interest income – FTE	167,576	85,980	325,845	166,372
Interest expense	29,431	7,086	51,604	13,133
Net interest income – FTE	$138,145	$78,894	$274,241	$153,239

Yield on earning assets – FTE	4.84%	4.40%	4.84%	4.38%
Cost of interest bearing liabilities	1.11%	0.48%	1.00%	0.45%
Net interest spread – FTE	3.73%	3.92%	3.84%	3.93%
Net interest margin – FTE	3.99%	4.04%	4.08%	4.04%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2018 vs. 2017	2018 vs. 2017

Increase due to change in earning assets	$72,754	$142,514
Increase due to change in earning asset yields	8,842	16,959
Decrease due to change in interest bearing liabilities	(12,848)	(21,079)
Decrease due to change in interest rates paid on interest bearing liabilities	(9,497)	(17,392)
Increase in net interest income	$59,251	$121,002

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed daily) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six months ended June 30, 2018 and 2017. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS

Earning assets:
Interest bearing balances due from banks and federal funds sold	$422,987	$1,414	1.34	$163,396	$214	0.53
Investment securities - taxable	1,982,105	10,764	2.18	1,374,261	6,874	2.01
Investment securities - non-taxable	282,905	4,771	6.76	337,230	5,118	6.09
Mortgage loans held for sale	28,688	305	4.26	12,250	145	4.75
Assets held in trading accounts	—	—	—	52	—	—
Loans	11,159,872	150,322	5.40	5,954,019	73,629	4.96
Total interest earning assets	13,876,557	167,576	4.84	7,841,208	85,980	4.40
Non-earning assets	1,704,140			971,252
Total assets	$15,580,697			$8,812,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,570,471	$12,286	0.75	$4,069,179	$2,984	0.29
Time deposits	2,233,673	6,175	1.11	1,277,336	1,832	0.58
Total interest bearing deposits	8,804,144	18,461	0.84	5,346,515	4,816	0.36
Federal funds purchased and securities sold under agreements to repurchase	107,205	88	0.33	115,101	92	0.32
Other borrowings	1,273,135	5,141	1.62	434,584	1,559	1.44
Subordinated debt and debentures	466,612	5,741	4.93	64,019	619	3.88
Total interest bearing liabilities	10,651,096	29,431	1.11	5,960,219	7,086	0.48

Non-interest bearing liabilities:
Non-interest bearing deposits	2,705,677			1,597,550
Other liabilities	86,827			45,348
Total liabilities	13,443,600			7,603,117
Stockholders’ equity	2,137,097			1,209,343
Total liabilities and stockholders’ equity	$15,580,697			$8,812,460
Net interest spread			3.73			3.92
Net interest margin		$138,145	3.99		$78,894	4.04

	Six Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS

Earning assets:
Interest bearing balances due from banks and federal funds sold	$380,746	$2,423	1.28	$145,080	$336	0.47
Investment securities - taxable	1,883,990	20,363	2.18	1,333,351	13,351	2.02
Investment securities - non-taxable	287,988	8,854	6.20	343,032	10,002	5.88
Mortgage loans held for sale	21,732	463	4.30	11,861	271	4.61
Assets held in trading accounts	—	—	—	50	—	—
Loans	10,989,600	293,742	5.39	5,819,803	142,412	4.93
Total interest earning assets	13,564,056	325,845	4.84	7,653,177	166,372	4.38
Non-earning assets	1,770,397			960,063
Total assets	$15,334,453			$8,613,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,574,883	$23,041	0.71	$4,009,451	$5,430	0.27
Time deposits	2,118,671	11,017	1.05	1,269,881	3,590	0.57
Total interest bearing deposits	8,693,554	34,058	0.79	5,279,332	9,020	0.34
Federal funds purchased and securities sold under agreements to repurchase	113,824	198	0.35	113,287	167	0.30
Other borrowings	1,277,832	10,280	1.62	390,126	2,753	1.42
Subordinated debt and debentures	314,713	7,068	4.53	62,236	1,193	3.87
Total interest bearing liabilities	10,399,923	51,604	1.00	5,844,981	13,133	0.45

Non-interest bearing liabilities:
Non-interest bearing deposits	2,668,932			1,532,025
Other liabilities	145,523			48,328
Total liabilities	13,214,378			7,425,334
Stockholders’ equity	2,120,075			1,187,906
Total liabilities and stockholders’ equity	$15,334,453			$8,613,240
Net interest spread			3.84			3.93
Net interest margin		$274,241	4.08		$153,239	4.04

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six month periods ended June 30, 2018, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$607	$593	$1,200	$1,006	$1,081	$2,087
Investment securities - taxable	3,259	631	3,890	5,881	1,131	7,012
Investment securities - non-taxable	(878)	531	(347)	(1,670)	522	(1,148)
Mortgage loans held for sale	176	(16)	160	212	(20)	192
Loans	69,590	7,103	76,693	137,085	14,245	151,330
Total	72,754	8,842	81,596	142,514	16,959	159,473

Interest expense:
Interest bearing transaction and savings accounts	2,641	6,661	9,302	5,058	12,553	17,611
Time deposits	1,940	2,403	4,343	3,293	4,134	7,427
Federal funds purchased and securities sold under agreements to repurchase	(6)	2	(4)	1	30	31
Other borrowings	3,363	219	3,582	7,090	437	7,527
Subordinated notes and debentures	4,910	212	5,122	5,637	238	5,875
Total	12,848	9,497	22,345	21,079	17,392	38,471
Increase (decrease) in net interest income	$59,906	$(655)	$59,251	$121,435	$(433)	$121,002

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

The provision for loan losses for the three month period ended June 30, 2018, was $9.0 million, compared to $7.0 million for the three month period ended June 30, 2017, an increase of $2.0 million. The provision for loan losses for the six month period ended June 30, 2018, was $18.2 million, compared to $11.3 million for the six month period ended June 30, 2017, an increase of $6.9 million. See Allowance for Loan Losses section for additional information.

The provision increase was necessary to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, required an allowance to be established for those loans through a provision.

Additionally, a $1.8 million provision was recorded on loans acquired during the six months ended June 30, 2018 and a $714,000 and $1.5 million provision was recorded on loans acquired during the three and six months ended June 30, 2017, respectively, as a result of a decrease in expected cash flows from our required ongoing evaluation of credit marks on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $38.0 million for the three month period ended June 30, 2018, an increase of approximately $2.3 million, or 6.4%, compared to $35.7 million for the same period in 2017. Total non-interest income was $75.6 million for the six month period ended June 30, 2018, an increase of approximately $9.8 million, or 14.9%, compared to $65.8 million for the same period in 2017.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three and six month periods ended June 30, 2018 and 2017, respectively, as well as changes in 2018 from 2017.

Table 5:  Non-Interest Income

	Three Months Ended June 30,		2018 Change from		Six Months Ended June 30,		2018 Change from
(In thousands)	2018	2017	2017		2018	2017	2017
Trust income	$5,622	$4,113	$1,509	36.7%	$10,871	$8,325	$2,546	30.6%
Service charges on deposit accounts	10,063	8,483	1,580	18.6	20,408	16,585	3,823	23.1
Other service charges and fees	2,017	2,515	(498)	(19.8)	4,767	4,712	55	1.2
Mortgage and SBA lending income	3,130	3,961	(831)	(21.0)	7,575	6,384	1,191	18.7
Investment banking income	814	637	177	27.8	1,648	1,327	321	24.2
Debit and credit card fees	10,105	8,659	1,446	16.7	18,901	16,593	2,308	13.9
Bank owned life insurance income	1,102	859	243	28.3	2,205	1,677	528	31.5
(Loss) gain on sale of securities, net	(7)	2,236	(2,243)	(100.3)	(1)	2,299	(2,300)	(100.0)
Net (loss) gain on sale of premises held for sale	(4)	632	(636)	(100.6)	—	589	(589)	(100.0)
Other income	5,206	3,649	1,557	42.7	9,209	7,313	1,896	25.9
Total non-interest income	$38,048	$35,744	$2,304	6.4%	$75,583	$65,804	$9,779	14.9%

Recurring fee income (service charges, trust fees and debit and credit card fees) for the three month period ended June 30, 2018, was $27.8 million, an increase of $4.0 million from the three month period ended June 30, 2017. Trust income increased by $1.5 million or 36.7%, total service charges increased by $1.1 million, or 9.8% and debit and credit card fees increased $1.4 million, or 16.7%. The increases in service charges and debit and credit card fees were due to additional accounts acquired from OKSB, First Texas and Hardeman. The increase in trust income is from continued positive growth in our existing personal trust and investor management client base as well as from the recent acquisitions. Mortgage and SBA lending income declined by $0.8 million, or 21.0%, primarily due to a slow-down in mortgage lending driven by rising interest rates.

Recurring fee income for the six month period ended June 30, 2018, was $54.9 million, an increase of $8.7 million from the six month period ended June 30, 2017. Trust income increased by $2.5 million or 30.6%, total service charges increased by $3.9 million, or 18.2% and debit and credit card fees increased $2.3 million, or 13.9%. The increases in service charges and debit and credit card fees were due to additional accounts from the recent acquisitions. The increase in trust income is from continued positive growth in our existing personal trust and investor management client base as well as from the recent acquisitions. Mortgage and SBA lending income increased by $1.2 million for the six months ended June 30, 2018 compared to last year, primarily due to a solid mortgage lending first quarter in 2018 along with the timing of the 2017 acquisitions.

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

Non-interest expense for the three months ended June 30, 2018 was $98.5 million, an increase of $27.1 million, or 37.9%, from the same period in 2017. Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the three months ended June 30, 2018 increased $32.3 million, or 49.9%, from the same period in 2017. Non-interest expense for the six months ended June 30, 2018 was $196.6 million, an increase of $58.9 million, or 42.7%, from the same period in 2017. Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the six months ended June 30, 2018 increased $62.9 million, or 48.3%, from the same period in 2017.

The increases in both periods were primarily due to the incremental operating expenses of the acquired franchises, with the largest increases being in salaries and employee benefits, occupancy expense and amortization of intangibles. The increases were partially offset by reductions in merger related costs due to the timing of the 2017 acquisitions.

Table 6 below shows non-interest expense for the three and six month periods ended June 30, 2018 and 2017, respectively, as well as changes in 2018 from 2017.

Table 6:  Non-Interest Expense

	Three Months Ended June 30,		2018 Change from		Six Months Ended June 30,		2018 Change from
(In thousands)	2018	2017	2017		2018	2017	2017
Salaries and employee benefits	$55,678	$34,205	$21,473	62.8%	$112,035	$69,741	$42,294	60.6%
Occupancy expense, net	7,921	4,868	3,053	62.7	14,881	9,531	5,350	56.1
Furniture and equipment expense	4,020	4,550	(530)	(11.7)	8,423	8,993	(570)	(6.3)
Other real estate and foreclosure expense	1,382	517	865	167.3	2,402	1,106	1,296	117.2
Deposit insurance	1,856	780	1,076	138.0	3,984	1,460	2,524	172.9
Merger related costs	1,465	6,603	(5,138)	(77.8)	3,176	7,127	(3,951)	(55.4)
Other operating expenses:
Professional services	4,443	3,962	481	12.1	8,683	9,131	(448)	(4.9)
Postage	1,441	1,204	237	19.7	2,925	2,335	590	25.3
Telephone	2,064	982	1,082	110.2	2,969	2,060	909	44.1
Credit card expenses	3,188	3,107	81	2.6	6,416	5,944	472	7.9
Marketing	1,765	1,687	78	4.6	3,407	3,033	374	12.3
Operating supplies	583	459	124	27.0	1,332	814	518	63.6
Amortization of intangibles	2,785	1,554	1,231	79.2	5,623	3,104	2,519	81.2
Branch right sizing expense	21	99	(78)	(78.8)	85	217	(132)	(60.8)
Other expense	9,895	6,831	3,064	44.9	20,239	13,134	7,105	54.1

Total non-interest expense	$98,507	$71,408	$27,099	37.9%	$196,580	$137,730	$58,850	42.7%

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $6.213 billion and $4.615 billion during the first six months of 2018 and 2017, respectively. As of June 30, 2018, total loans, excluding loans acquired, were $7.133 billion, an increase of $1.4 billion from December 31, 2017. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2017 to June 30, 2018 included

$431.9 million in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of June 30, 2018.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	June 30, 2018	December 31, 2017

Consumer:
Credit cards	$180,352	$185,422
Other consumer	277,330	280,094
Total consumer	457,682	465,516
Real estate:
Construction	967,720	614,155
Single family residential	1,314,787	1,094,633
Other commercial	2,816,420	2,530,824
Total real estate	5,098,927	4,239,612
Commercial:
Commercial	1,237,910	825,217
Agricultural	187,006	148,302
Total commercial	1,424,916	973,519
Other	151,936	26,962
Total loans, excluding loans acquired, before allowance for loan losses	$7,133,461	$5,705,609

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $457.7 million at June 30, 2018, or 6.4% of total loans, compared to $465.5 million, or 8.2% of total loans at December 31, 2017. The decrease in consumer loans from December 31, 2017, to June 30, 2018, was due to the expected seasonal decline in our credit card portfolio partially offset by growth in direct consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $5.099 billion at June 30, 2018, or 71.5% of total loans, compared to $4.240 billion, or 74.3%, of total loans at December 31, 2017, an increase of $859.3 million.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Commercial loans were $1.4 billion at June 30, 2018, or 20.0% of total loans, compared to $973.5 million, or 17.1% of total loans at December 31, 2017, an increase of $451.4 million. Non-agricultural commercial loans increased to $1.2 billion, a $412.7 million, or 50.0%, growth from December 31, 2017. Agricultural loans increased to $187.0 million, a $38.7 million, or 26.1%, growth primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

Table 8 reflects the carrying value of all loans acquired as of June 30, 2018 and December 31, 2017.

Table 8:  Loans Acquired

(In thousands)	June 30, 2018	December 31, 2017

Consumer:
Other consumer	$31,651	$51,467
Real estate:
Construction	521,321	637,032
Single family residential	671,602	793,228
Other commercial	2,240,578	2,387,777
Total real estate	3,433,501	3,818,037
Commercial:
Commercial	764,473	995,587
Agricultural	2,809	66,576
Total commercial	767,282	1,062,163
Other	—	142,409
Total loans acquired (1)	$4,232,434	$5,074,076
_______________________________________

(1)	Loans acquired are reported net of a $2.044 million and $418,000 allowance at June 30, 2018 and December 31, 2017, respectively.

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

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in the first six months of 2018. During the six months ended June 30, 2018, we recorded approximately $1.8 million in a provision for these loans and charge-offs of $211,000, resulting in an allowance for loan losses for purchased impaired loans at June 30, 2018 of $2.0 million. See Note 2, Acquisitions, and Note 6, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for further discussion of loans acquired.

ASSET QUALITY

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. The subsidiary bank recognizes income principally on the accrual basis of accounting. When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectibility of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.

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
Total non-performing assets, excluding all loans acquired, decreased by $3.0 million from December 31, 2017 to June 30, 2018. Foreclosed assets held for sale decreased by $1.6 million. Nonaccrual loans decreased by $1.1 million during the period, primarily commercial loans. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.51% at June 30, 2018, compared to 0.57% at December 31, 2017.

In February 2017, we executed a sale of eleven substandard loans, which were primarily loans acquired, with a net principal balance of $11 million. We recognized a loss of $676,000 on this sale.

From time to time, certain borrowers are experiencing declines in income and cash flow. As a result, many borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectibility of the debt.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $11.8 million at June 30, 2018, compared to $12.9 million at December 31, 2017. The majority of our TDR balances remain in the CRE portfolio with the largest balance comprised of four relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. The allowance for loan losses as a percent of total legacy loans was 0.73% as of June 30, 2018. Non-performing loans equaled 0.63% of total loans. Non-performing assets were 0.47% of total assets, a 5 basis point decrease from December 31, 2017. The allowance for loan losses was 115% of non-performing loans. Our annualized net charge-offs to total loans for the first six months of 2018 was 0.20%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.16%. Annualized net credit card charge-offs to total credit card loans were 1.62%, compared to 1.61% during the full year 2017, and 218 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

(Dollars in thousands)	June 30, 2018	December 31, 2017

Nonaccrual loans (1)	$44,548	$45,642
Loans past due 90 days or more (principal or interest payments)	303	520
Total non-performing loans	44,851	46,162
Other non-performing assets:
Foreclosed assets held for sale	30,503	32,118
Other non-performing assets	573	675
Total other non-performing assets	31,076	32,793
Total non-performing assets	$75,927	$78,955

Performing TDRs	$6,367	$7,107
Allowance for loan losses to non-performing loans	115%	90%
Non-performing loans to total loans	0.63%	0.81%
Non-performing assets to total assets (2)	0.47%	0.52%
_______________________________________

(1)	Includes nonaccrual TDRs of approximately $6.4 million at June 30, 2018 and $5.8 million at December 31, 2017.

(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2018 and 2017.

At June 30, 2018, impaired loans, net of government guarantees and loans acquired, were $41.3 million compared to $43.9 million at December 31, 2017. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for legacy loans is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2018	2017

Balance, beginning of year	$41,668	$36,286
Loans charged off:
Credit card	2,011	1,945
Other consumer	2,422	2,167
Real estate	616	2,368
Commercial	2,551	641
Total loans charged off	7,600	7,121
Recoveries of loans previously charged off:
Credit card	549	513
Other consumer	227	1,326
Real estate	414	448
Commercial	128	62
Total recoveries	1,318	2,349
Net loans charged off	6,282	4,772
Provision for loan losses (1)	16,346	9,865
Balance, June 30 (3)	$51,732	$41,379

Loans charged off:
Credit card		1,960
Other consumer		1,600
Real estate		5,621
Commercial		7,196
Total loans charged off		16,377
Recoveries of loans previously charged off:
Credit card		508
Other consumer		913
Real estate		542
Commercial		41
Total recoveries		2,004
Net loans charged off		14,373
Provision for loan losses (2)		14,662
Balance, end of year (3)		$41,668
_______________________________________

(1)
Provision for loan losses of $1.8 million attributable to loans acquired, was excluded from this table for 2018 (total year-to-date provision for loan losses was $18,183,000) and $1,464,000 was excluded from this table for 2017 (total 2017 provision for loan losses was $11,330,000). Charge offs of $211,000 on loans acquired were excluded from this table for 2018 and $2.0 million for 2017.

(2)	Provision for loan losses of $1,866,000 attributable to loans acquired, was excluded from this table for 2017 (total 2017 provision for loan losses was $26,393,000).

(3)
Allowance for loan losses at June 30, 2018 includes $2,044,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2017 and June 30, 2017 includes $418,000 and $391,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2018 was $53,776,000 and total allowance for loan losses at December 31, 2017 and June 30, 2017 was $42,086,000 and $41,770,000, respectively.

Provision for Loan Losses

The amount of provision added to the allowance during the three and six months ended June 30, 2018 and 2017, and for the year ended December 31, 2017, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of June 30, 2018, the allowance for loan losses reflects an increase of approximately $10.1 million from December 31, 2017, while total loans, excluding loans acquired, increased by $1.4 billion over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$3,822	2.5%	$3,784	3.2%
Other consumer	3,033	3.9%	3,489	4.9%
Real estate	28,904	71.5%	27,281	74.3%
Commercial	15,767	20.0%	7,007	17.1%
Other	206	2.1%	107	0.5%
Total (2)	$51,732	100%	$41,668	100%

_______________________________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

(2)
Allowance for loan losses at June 30, 2018 and December 31, 2017 includes $2,044,000 and $418,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2018 and December 31, 2017 was $53,776,000 and $42,086,000, respectively.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 199 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of June 30, 2018, core deposits comprised 86.4% of our total deposits.

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

Our total deposits as of June 30, 2018, were $12.0 billion, an increase of $860.6 million from December 31, 2017. We have also continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $9.6 billion at June 30, 2018, compared to $9.2 billion at December 31, 2017, a $439.9 million increase. Total time deposits increased $420.7 million to $2.4 billion at June 30, 2018, from $1.9 billion at December 31, 2017. We had $1.1 billion and $442.0 million of brokered deposits at June 30, 2018, and December 31, 2017, respectively.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.9 billion and $1.5 billion at June 30, 2018 and December 31, 2017, respectively. The outstanding balance for June 30, 2018 includes $945.0 million in FHLB short-term advances, $506.8 million in FHLB long-term advances, $330.0 million in subordinated notes and $83.3 million of trust preferred securities and other subordinated debt.

In March 2018, we issued $330.0 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering. The Notes will mature on April 1, 2028 and will be subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition.

During the first half of 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Credit Agreement and the unsecured debt from correspondent banks. On March 30, 2018, we repaid the $75.0 million outstanding balance on the Credit Agreement and the $43.3 million in notes payable. During June 2018, approximately $54.6 million in trust preferred securities was repaid.

CAPITAL

Overview

At June 30, 2018, total capital was $2.147 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2018, our common equity to assets ratio was 13.3% compared to 13.9% at year-end 2017.

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

On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,00

Stock Repurchase

On July 23, 2012, we announced the adoption by our Board of Directors of a stock repurchase program which authorized the repurchase of up to 1,700,000 (split adjusted) of Class A common stock, or approximately 2% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. We may discontinue purchases at any time that management determines additional purchases are not warranted. We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during the first six months of 2018 or 2017.

Cash Dividends

We declared cash dividends on our common stock of $0.30 per share for the first six months of 2018 compared to $0.25 per share (split adjusted) for the first six months of 2017, an increase of $0.05, or 20%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2018, we meet all capital adequacy requirements to which we are subject.

As of the most recent notification from regulatory agencies, the bank subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at June 30, 2018 and December 31, 2017 are presented in Table 12 below:

Table 12:  Risk-Based Capital

(Dollars in thousands)	June 30, 2018	December 31, 2017

Tier 1 capital:
Stockholders’ equity	$2,146,908	$2,084,564
Goodwill and other intangible assets	(917,050)	(902,371)
Unrealized loss on available-for-sale securities, net of income taxes	40,183	17,264
Total Tier 1 capital	1,270,041	1,199,457
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	1	1
Trust preferred securities and subordinated debt	413,337	140,565
Qualifying allowance for loan losses	60,691	48,947
Total Tier 2 capital	474,029	189,513
Total risk-based capital	$1,744,070	$1,388,970

Risk weighted assets	$12,713,093	$12,234,160

Assets for leverage ratio	$14,714,205	$13,016,478

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	9.99%	9.80%
Tier 1 leverage ratio	8.63%	9.21%
Tier 1 risk-based capital ratio	9.99%	9.80%
Total risk-based capital ratio	13.72%	11.35%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

The final rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of June 30, 2018, the Company and its bank subsidiary would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $413.3 million is included as Tier 2 and total capital as of June 30, 2018.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See the section titled Recently Issued Accounting Standards in Note 1, Preparation of Interim Financial Statements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s ongoing financial position and results of operation.

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

We have $942.4 million and $948.7 million total goodwill and other intangible assets for the periods ended June 30, 2018 and December 31, 2017, respectively. Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

All per share data has been restated to reflect the retroactive effect of the two-for-one stock split which occurred during February 2018.

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net income	$53,562	$23,065	$104,874	$45,185
Non-core items:
Merger related costs	1,465	6,603	3,176	7,127
Branch right sizing	22	(536)	79	(382)
Tax effect (1)	(389)	(2,379)	(851)	(2,645)
Net non-core items	1,098	3,688	2,404	4,100
Core earnings (non-GAAP)	$54,660	$26,753	$107,278	$49,285

Diluted earnings per share	$0.58	$0.36	$1.13	$0.71
Non-core items:
Merger related costs	0.02	0.11	0.04	0.12
Branch right sizing	—	(0.01)	—	(0.01)
Tax effect (1)	(0.01)	(0.04)	(0.01)	(0.04)
Net non-core items	0.01	0.06	0.03	0.07
Diluted core earnings per share (non-GAAP)	$0.59	$0.42	$1.16	$0.78
_______________________________________

(1)	Effective tax rate of 26.135% for 2018 and 39.225% for 2017, adjusted for non-deductible merger-related and branch right sizing costs.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	June 30, 2018	December 31, 2017

Total common stockholders’ equity	$2,146,908	$2,084,564
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(96,720)	(106,071)
Total intangibles	(942,407)	(948,722)
Tangible common stockholders’ equity	$1,204,501	$1,135,842
Shares of common stock outstanding	92,281,370	92,029,118

Book value per common share	$23.26	$22.65

Tangible book value per common share (non-GAAP)	$13.05	$12.34

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	June 30, 2018	December 31, 2017

Total common stockholders’ equity	$2,146,908	$2,084,564
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(96,720)	(106,071)
Total intangibles	(942,407)	(948,722)
Tangible common stockholders’ equity	$1,204,501	$1,135,842

Total assets	$16,165,533	$15,055,806
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(96,720)	(106,071)
Total intangibles	(942,407)	(948,722)
Tangible assets	$15,223,126	$14,107,084

Ratio of equity to assets	13.28%	13.85%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.91%	8.05%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net interest income	$136,837	$76,812	$271,803	$149,192
FTE adjustment	1,308	2,082	2,438	4,047
Fully tax equivalent net interest income	138,145	78,894	274,241	153,239
Total accretable yield	(10,113)	(4,792)	(21,407)	(9,219)
Core net interest income	$128,032	$74,102	$252,834	$144,020

Average earning assets – quarter-to-date	$13,876,557	$7,841,208	$13,564,056	$7,653,177

Net interest margin	3.99%	4.04%	4.08%	4.04%
Core net interest margin (non-GAAP)	3.70%	3.79%	3.76%	3.79%

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2018, undivided profits of Simmons Bank were approximately $332.5 million, of which approximately $1.6 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Bank

Generally speaking, the Company’s subsidiary bank relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities. Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. The subsidiary bank’s primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment maturities.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. The management and board of directors of the subsidiary bank monitors these same indicators and makes adjustments as needed.

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

Second, the bank subsidiary has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $1.5 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 85.3% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 4.48% and 8.32%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of -5.48% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 100 basis points as of June 30, 2018 is considered remote given current interest rate levels and the recent rate increases by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2018:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	8.32%
Up 100 basis points	4.48%
Down 100 basis points	(5.48)%

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective for the period.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1
Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on April 23, 2018 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 (File No. 000-06253)).

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
14.1
Amended and Restated Simmons First National Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K on July 19, 2018 (File No. 000-06253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 7, 2018	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	August 7, 2018	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	August 7, 2018	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer