Form 10-Q
period 2018-09-30
SIMMONS FIRST NATIONAL CORP
filed 2018-11-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2018	Commission File Number 000-06253
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 26, 2018, was 92,303,093.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2018

___________________
*    No reportable information under this item.

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017

	September 30,	December 31,
(In thousands, except share data)	2018	2017
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$125,231	$205,025
Interest bearing balances due from banks and federal funds sold	388,573	393,017
Cash and cash equivalents	513,804	598,042
Interest bearing balances due from banks - time	3,954	3,314
Investment securities:
Held-to-maturity	323,306	368,058
Available-for-sale	1,997,814	1,589,517
Total investments	2,321,120	1,957,575
Mortgage loans held for sale	48,195	24,038
Other assets held for sale	5,136	165,780
Loans:
Legacy loans	8,123,274	5,705,609
Allowance for loan losses	(55,358)	(41,668)
Loans acquired, net of discount and allowance	3,734,921	5,074,076
Net loans	11,802,837	10,738,017
Premises and equipment	287,246	287,249
Foreclosed assets and other real estate owned	22,664	32,118
Interest receivable	51,509	43,528
Bank owned life insurance	192,680	185,984
Goodwill	845,687	842,651
Other intangible assets	93,975	106,071
Other assets	92,457	71,439
Total assets	$16,281,264	$15,055,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$2,778,670	$2,665,249
Interest bearing transaction accounts and savings deposits	6,776,330	6,494,896
Time deposits	2,533,506	1,932,730
Total deposits	12,088,506	11,092,875
Federal funds purchased and securities sold under agreements to repurchase	109,213	122,444
Other borrowings	1,420,917	1,380,024
Subordinated notes and debentures	372,934	140,565
Other liabilities held for sale	424	157,366
Accrued interest and other liabilities	105,951	77,968
Total liabilities	14,097,945	12,971,242

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 175,000,000 and 120,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively (1); 92,291,070 and 92,029,118 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	923	920
Surplus	1,597,261	1,586,034
Undivided profits	633,175	514,874
Accumulated other comprehensive loss	(48,040)	(17,264)
Total stockholders’ equity	2,183,319	2,084,564
Total liabilities and stockholders’ equity	$16,281,264	$15,055,806

(1)	On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,000.

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data (1))	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$162,438	$77,457	$456,041	$219,734
Interest bearing balances due from banks and federal funds sold	1,405	650	3,828	986
Investment securities	14,640	9,218	41,558	28,659
Mortgage loans held for sale	501	159	964	430
TOTAL INTEREST INCOME	178,984	87,484	502,391	249,809

INTEREST EXPENSE
Deposits	24,390	6,030	58,448	15,050
Federal funds purchased and securities sold under agreements to repurchase	104	83	302	250
Other borrowings	6,240	1,875	16,520	4,628
Subordinated notes and debentures	5,282	677	12,350	1,870
TOTAL INTEREST EXPENSE	36,016	8,665	87,620	21,798

NET INTEREST INCOME	142,968	78,819	414,771	228,011
Provision for loan losses	10,345	5,462	28,528	16,792

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	132,623	73,357	386,243	211,219

NON-INTEREST INCOME
Trust income	6,277	4,225	17,148	12,550
Service charges on deposit accounts	10,837	8,907	31,245	25,492
Other service charges and fees	1,201	2,433	5,968	7,145
Mortgage and SBA lending income	1,825	3,219	9,400	9,603
Investment banking income	664	680	2,312	2,007
Debit and credit card fees	6,820	8,864	25,721	25,457
Bank owned life insurance income	1,105	725	3,310	2,402
Gain on sale of securities, net	54	3	53	2,302
Other income	4,942	7,276	14,151	15,178
TOTAL NON-INTEREST INCOME	33,725	36,332	109,308	102,136

NON-INTEREST EXPENSE
Salaries and employee benefits	55,515	35,285	167,550	105,026
Occupancy expense, net	7,713	4,928	22,594	14,459
Furniture and equipment expense	3,761	4,840	12,184	13,833
Other real estate and foreclosure expense	538	1,071	2,940	2,177
Deposit insurance	2,248	1,020	6,232	2,480
Merger related costs	804	752	3,980	7,879
Other operating expenses	29,674	18,263	81,353	58,035
TOTAL NON-INTEREST EXPENSE	100,253	66,159	296,833	203,889

INCOME BEFORE INCOME TAXES	66,095	43,530	198,718	109,466
Provision for income taxes	10,902	14,678	38,651	35,429

NET INCOME	$55,193	$28,852	$160,067	$74,037
BASIC EARNINGS PER SHARE	$0.60	$0.45	$1.74	$1.16
DILUTED EARNINGS PER SHARE	$0.59	$0.44	$1.72	$1.16

(1)	All per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
NET INCOME	$55,193	$28,852	$160,067	$74,037

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(10,583)	1,107	(41,612)	9,807
Less: Reclassification adjustment for realized gains included in net income	54	3	53	2,302
Other comprehensive (loss) gain, before tax effect	(10,637)	1,104	(41,665)	7,505
Less: Tax effect of other comprehensive (loss) income	(2,780)	433	(10,889)	2,944

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(7,857)	671	(30,776)	4,561

COMPREHENSIVE INCOME	$47,336	$29,523	$129,291	$78,598

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017

(In thousands)	September 30, 2018	September 30, 2017
	(Unaudited)
OPERATING ACTIVITIES
Net income	$160,067	$74,037
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,810	14,589
Provision for loan losses	28,528	16,792
Gain on sale of investments	(53)	(2,302)
Net accretion of investment securities and assets	(41,423)	(19,472)
Net (accretion) amortization on borrowings	(471)	319
Stock-based compensation expense	8,448	5,675
Gain on sale of premises and equipment, net of impairment	—	(615)
Loss (gain) on sale of foreclosed assets held for sale	150	(801)
Gain on sale of mortgage loans held for sale	(9,675)	(8,809)
Gain on sale of loans	(10)	(18)
Fair value write-down of closed branches	954	325
Deferred income taxes	7,316	4,962
Increase in cash surrender value of bank owned life insurance	(3,310)	(2,402)
Originations of mortgage loans held for sale	(424,751)	(353,714)
Proceeds from sale of mortgage loans held for sale	410,269	377,697
Changes in assets and liabilities:
Interest receivable	(7,798)	(1,129)
Assets held in trading accounts	—	(8)
Other assets	(24,695)	8,249
Accrued interest and other liabilities	23,821	(9,738)
Income taxes payable	3,956	4,819
Net cash provided by operating activities	152,133	108,456

INVESTING ACTIVITIES
Net originations of loans	(1,034,175)	(448,476)
Proceeds from sale of loans	24,977	20,705
(Increase) decrease in due from banks - time	(640)	2,488
Purchases of premises and equipment, net	(17,084)	(28,971)
Proceeds from sale of premises and equipment	—	3,475
Purchases of other real estate owned	—	(1,021)
Proceeds from sale of foreclosed assets held for sale	20,739	11,401
Proceeds from sale of available-for-sale securities	7,726	327,218
Proceeds from maturities of available-for-sale securities	197,464	76,615
Purchases of available-for-sale securities	(634,791)	(380,308)
Proceeds from maturities of held-to-maturity securities	46,515	57,896
Purchases of held-to-maturity securities	(1,172)	(860)
Purchases of bank owned life insurance	(4,000)	(143)
Proceeds from bank owned life insurance death benefits	616	—
Proceeds from the sale of insurance lines of business	—	3,707
Cash paid in business combinations, net of cash received	—	(22,000)
Disposition of assets and liabilities held for sale	(58,295)	—
Net cash used in investing activities	(1,452,120)	(378,274)

FINANCING ACTIVITIES
Net change in deposits	995,631	201,395
Proceeds from issuance of subordinated notes	326,355	—
Repayments of subordinated debentures	(94,915)	—
Dividends paid on common stock	(41,766)	(23,986)
Net change in other borrowed funds	40,893	246,382
Net change in federal funds purchased and securities sold under agreements to repurchase	(13,231)	(10,505)
Net shares issued under stock compensation plans	1,756	2,545
Shares issued under employee stock purchase plan	1,026	618
Net cash provided by financing activities	1,215,749	416,449

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(84,238)	146,631
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	598,042	285,659

CASH AND CASH EQUIVALENTS, END OF PERIOD	$513,804	$432,290

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2018 and 2017

(In thousands, except share data (1))	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total

Balance at, December 31, 2016	$626	$711,663	$(15,212)	$454,034	$1,151,111

Comprehensive income	—	—	4,561	74,037	78,598
Stock issued for employee stock purchase plan – 26,002 shares	—	618	—	—	618
Stock-based compensation plans, net – 243,096	2	8,218	—	—	8,220
Stock issued for Hardeman acquisition – 1,599,940 common shares	16	42,622	—	—	42,638
Dividends on common stock – $0.375 per share	—	—	—	(23,986)	(23,986)

Balance, September 30, 2017 (Unaudited)	644	763,121	(10,651)	504,085	1,257,199

Comprehensive income	—	—	(3,597)	18,903	15,306
Reclassify stranded tax effects due to 2017 tax law changes	—	—	(3,016)	3,016	—
Stock-based compensation plans, net – 116,190	1	4,720	—	—	4,721
Stock issued for OKSB acquisition – 14,488,604 common shares	145	431,253	—	—	431,398
Stock issued for First Texas acquisition – 12,999,840 common shares	130	386,940	—	—	387,070
Dividends on common stock – $0.125 per share	—	—	—	(11,130)	(11,130)

Balance, December 31, 2017	920	1,586,034	(17,264)	514,874	2,084,564

Comprehensive income	—	—	(30,776)	160,067	129,291
Stock issued for employee stock purchase plan – 39,782 shares	—	1,026	—	—	1,026
Stock-based compensation plans, net – 226,715	3	10,201	—	—	10,204
Dividends on common stock – $0.45 per share	—	—	—	(41,766)	(41,766)

Balance, September 30, 2018 (Unaudited)	$923	$1,597,261	$(48,040)	$633,175	$2,183,319

(1)	All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

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

Description of Business

The Company is headquartered in Pine Bluff, Arkansas and conducts banking operations in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company, through its subsidiaries, offers consumer, real estate and commercial loans, checking, savings and time deposits from 191 financial centers conveniently located throughout its market areas. Additionally, the Company offers specialized products and services such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending.

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

Recently Issued Accounting Standards

Cloud Computing Arrangements – In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company is beginning to evaluate its cloud computing arrangements and has not yet determined how it will apply or the impact of this new standard.

Fair Value Measurement Disclosures – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), that eliminates, amends and adds disclosure requirements for fair value measurements. These amendments are part of FASB’s disclosure review project and they are expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The eliminated disclosure requirements include the 1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy of timing of transfers between levels of the fair value hierarchy; and 3) the valuation processes for Level 3 fair value measurements. Among other modifications, the amended disclosure requirements remove the term “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Under the new disclosure requirements, entities must disclose the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its fair value disclosures.

Derivatives and Hedging: Targeted Improvements – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), that changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in order to better align a company’s risk management activities and financial reporting for hedging relationships. In summary, this amendment 1) expands the types of transactions eligible for hedge accounting; 2) eliminates the separate measurement and presentation of hedge ineffectiveness; 3) simplifies the requirements around the assessment of hedge effectiveness; 4) provides companies more time to finalize hedge documentation; and 5) enhances presentation and disclosure requirements. The effective date is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to existing hedging relationships on the date of adoption and the effects should be reflected as of the beginning of the fiscal year of adoption. The Company has evaluated the impact this standard will have on its results of operations, financial position or disclosures, and it is not expected to have a material impact.

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

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional team that continues to assess its data and system needs and evaluate the potential impact of adopting the new guidance. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on its results of operations, financial position or disclosures. However, the Company is continuing its efforts in developing processes and procedures to ensure it is fully compliant at the required adoption date. Among other things, the Company continues to gather data and develop forecast models for asset quality, loan balances, and portfolio net charge-offs and has chosen a software vendor in preparation for the implementation of this standard. Model development and testing is projected to take place during the fourth quarter 2018 in anticipation of developing a range of potential impact as well as allowing parallel model calculations through 2019 up to the date of adoption.

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective transition method, meaning an entity initially applies the new lease standard at the beginning of the earliest period presented in the financial statements. Due to complexities associated with using this method, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to relieve entities of the requirement to present prior comparative years’ results when they adopt the new lease standard and giving entities the option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. The Company has substantially completed the identification of all of its leases that will need to be measured and reported in the statement of financial position and is currently working with its selected lease implementation vendor to set up and test the accounting for the lease contracts on the lease administrative system. Based upon leases that were outstanding as of September 30, 2018, the Company does not expect the new standard to have a material impact on its results of operations, but anticipates increases in its assets and liabilities. Decisions to repurchase, modify or renew leases prior to the implementation date will impact the level of materiality.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	September 30, 2018				December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$34,983	$—	$(113)	$34,870	$46,945	$7	$(228)	$46,724
Mortgage-backed securities	13,933	—	(698)	13,235	16,132	8	(287)	15,853
State and political subdivisions	272,396	2,369	(2,020)	272,745	301,491	5,962	(222)	307,231
Other securities	1,994	—	(6)	1,988	3,490	—	—	3,490
Total HTM	$323,306	$2,369	$(2,837)	$322,838	$368,058	$5,977	$(737)	$373,298

Available-for-Sale
U.S. Government agencies	$145,808	$—	$(4,348)	$141,460	$141,559	$116	$(1,951)	$139,724
Mortgage-backed securities	1,471,687	127	(52,188)	1,419,626	1,208,017	246	(20,946)	1,187,317
State and political subdivisions	291,731	12	(9,304)	282,439	144,642	532	(2,009)	143,165
Other securities	151,572	2,718	(1)	154,289	118,106	1,206	(1)	119,311
Total AFS	$2,060,798	$2,857	$(65,841)	$1,997,814	$1,612,324	$2,100	$(24,907)	$1,589,517

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at September 30, 2018 and December 31, 2017, was $2.0 billion and $1.4 billion, which is approximately 86.0% and 73.5%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Held-to-Maturity
U.S. Government agencies	$3,972	$(11)	$30,898	$(102)	$34,870	$(113)
Mortgage-backed securities	3,830	(106)	9,404	(592)	13,234	(698)
State and political subdivisions	123,574	(1,682)	8,539	(338)	132,113	(2,020)
Other securities	1,166	(6)	—	—	1,166	(6)
Total HTM	$132,542	$(1,805)	$48,841	$(1,032)	$181,383	$(2,837)

Available-for-Sale
U.S. Government agencies	$56,785	$(689)	$84,675	$(3,659)	$141,460	$(4,348)
Mortgage-backed securities	586,783	(11,469)	808,969	(40,719)	1,395,752	(52,188)
State and political subdivisions	182,036	(4,510)	95,076	(4,794)	277,112	(9,304)
Other securities	—	—	99	(1)	99	(1)
Total AFS	$825,604	$(16,668)	$988,819	$(49,173)	$1,814,423	$(65,841)

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2018, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Taxable:
Held-to-maturity	$528	$625	$1,641	$1,922
Available-for-sale	10,364	5,949	29,614	18,003

Non-taxable:
Held-to-maturity	1,828	2,135	5,661	6,635
Available-for-sale	1,920	509	4,642	2,099
Total	$14,640	$9,218	$41,558	$28,659

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$50,503	$50,366	$120	$119
After one through five years	60,633	60,313	35,703	34,714
After five through ten years	91,862	91,364	22,485	21,698
After ten years	106,375	107,560	379,331	367,466
Securities not due on a single maturity date	13,933	13,235	1,471,687	1,419,626
Other securities (no maturity)	—	—	151,472	154,191
Total	$323,306	$322,838	$2,060,798	$1,997,814

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $933.5 million at September 30, 2018 and $1.2 billion at December 31, 2017.

There were approximately $41,000 of gross realized gains and no gross realized losses from the sale of securities during the three months ended September 30, 2018, and approximately $54,000 of gross realized gains and $1,000 of gross realized losses from the sale of securities during the nine months ended September 30, 2018. There were approximately $3,000 of gross realized gains and no realized losses from the sale of securities during the three months ended September 30, 2017, and approximately $2.3 million of gross realized gains and $5,000 of gross realized losses from the sale of securities during the nine months ended September 30, 2017.

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

In March 2018, Heartland sold $141.0 million of branches and loans, as well as $154.6 million of deposits and other liabilities. At the end of the third quarter 2018, other assets held for sale of $5.1 million and other liabilities held for sale of $424,000 related to Heartland, both recorded at fair value, remained at the Company. The Company will continue to work through the disposition of Heartland’s few remaining assets.

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2018, the Company’s loan portfolio was $11.86 billion, compared to $10.78 billion at December 31, 2017. The various categories of loans are summarized as follows:

(In thousands)	September 30, 2018	December 31, 2017

Consumer:
Credit cards	$182,137	$185,422
Other consumer	259,581	280,094
Total consumer	441,718	465,516
Real Estate:
Construction	1,229,888	614,155
Single family residential	1,401,991	1,094,633
Other commercial	3,077,188	2,530,824
Total real estate	5,709,067	4,239,612
Commercial:
Commercial	1,608,342	825,217
Agricultural	218,778	148,302
Total commercial	1,827,120	973,519
Other	145,369	26,962
Loans	8,123,274	5,705,609
Loans acquired, net of discount and allowance (1)	3,734,921	5,074,076
Total loans	$11,858,195	$10,779,685
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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2018	December 31, 2017

Consumer:
Credit cards	$328	$170
Other consumer	3,317	4,605
Total consumer	3,645	4,775
Real estate:
Construction	1,289	2,242
Single family residential	11,508	13,431
Other commercial	9,639	16,054
Total real estate	22,436	31,727
Commercial:
Commercial	11,932	6,980
Agricultural	2,492	2,160
Total commercial	14,424	9,140
Total	$40,505	$45,642

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2018
Consumer:
Credit cards	$777	$517	$1,294	$180,843	$182,137	$188
Other consumer	3,341	1,921	5,262	254,319	259,581	1
Total consumer	4,118	2,438	6,556	435,162	441,718	189
Real estate:
Construction	1,033	397	1,430	1,228,458	1,229,888	—
Single family residential	5,180	4,212	9,392	1,392,599	1,401,991	92
Other commercial	4,555	4,152	8,707	3,068,481	3,077,188	—
Total real estate	10,768	8,761	19,529	5,689,538	5,709,067	92
Commercial:
Commercial	4,568	5,873	10,441	1,597,901	1,608,342	—
Agricultural	128	2,253	2,381	216,397	218,778	—
Total commercial	4,696	8,126	12,822	1,814,298	1,827,120	—
Other	—	—	—	145,369	145,369	—
Total	$19,582	$19,325	$38,907	$8,084,367	$8,123,274	$281

December 31, 2017
Consumer:
Credit cards	$707	$672	$1,379	$184,043	$185,422	$332
Other consumer	5,009	3,298	8,307	271,787	280,094	10
Total consumer	5,716	3,970	9,686	455,830	465,516	342
Real estate:
Construction	411	1,210	1,621	612,534	614,155	—
Single family residential	8,071	6,460	14,531	1,080,102	1,094,633	1
Other commercial	2,388	8,031	10,419	2,520,405	2,530,824	—
Total real estate	10,870	15,701	26,571	4,213,041	4,239,612	1
Commercial:
Commercial	1,523	6,125	7,648	817,569	825,217	—
Agricultural	50	2,120	2,170	146,132	148,302	—
Total commercial	1,573	8,245	9,818	963,701	973,519	—
Other	—	—	—	26,962	26,962	—
Total	$18,159	$27,916	$46,075	$5,659,534	$5,705,609	$343

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2018						Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Consumer:
Credit cards	$328	$328	$—	$328	$—	$283	$35	$259	$60
Other consumer	3,528	3,317	—	3,317	—	3,561	28	4,109	96
Total consumer	3,856	3,645	—	3,645	—	3,844	63	4,368	156
Real estate:
Construction	879	800	490	1,290	232	1,411	11	1,747	41
Single family residential	11,771	11,023	715	11,738	36	13,577	98	13,550	315
Other commercial	7,909	5,942	7,431	13,373	—	12,282	108	14,284	332
Total real estate	20,559	17,765	8,636	26,401	268	27,270	217	29,581	688
Commercial:
Commercial	11,777	9,786	6,062	15,848	191	11,840	108	9,533	222
Agricultural	3,507	1,460	—	1,460	—	1,355	12	1,470	34
Total commercial	15,284	11,246	6,062	17,308	191	13,195	120	11,003	256
Total	$39,699	$32,656	$14,698	$47,354	$459	$44,309	$400	$44,952	$1,100

December 31, 2017						Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Consumer:
Credit cards	$170	$170	$—	$170	$—	$283	$12	$292	$23
Other consumer	4,755	4,605	—	4,605	—	3,314	23	2,711	53
Total consumer	4,925	4,775	—	4,775	—	3,597	35	3,003	76
Real estate:
Construction	2,522	1,347	895	2,242	249	2,582	17	2,828	56
Single family residential	14,347	12,725	706	13,431	53	12,878	85	12,772	251
Other commercial	22,308	6,732	9,133	15,865	36	19,306	121	19,313	380
Total real estate	39,177	20,804	10,734	31,538	338	34,766	223	34,913	687
Commercial:
Commercial	9,954	4,306	2,269	6,575	—	14,543	84	12,943	255
Agricultural	3,278	1,035	—	1,035	—	1,562	8	1,645	32
Total commercial	13,232	5,341	2,269	7,610	—	16,105	92	14,588	287
Total	$57,334	$30,920	$13,003	$43,923	$338	$54,468	$350	$52,504	$1,050

At September 30, 2018, and December 31, 2017, impaired loans, net of government guarantees and excluding loans acquired, totaled $47.4 million and $43.9 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $459,000 and $338,000 at September 30, 2018 and December 31, 2017, respectively. Approximately $400,000 and $1,100,000 of interest income was recognized on average impaired loans of $44.3 million and $45.0 million for the three and nine months ended September 30, 2018. Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2018 and 2017 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
September 30, 2018
Real estate:
Construction	—	$—	3	$490	3	$490
Single-family residential	7	318	10	631	17	949
Other commercial	2	3,365	3	2,953	5	6,318
Total real estate	9	3,683	16	4,074	25	7,757
Commercial:
Commercial	6	4,730	6	753	12	5,483
Total commercial	6	4,730	6	753	12	5,483
Total	15	$8,413	22	$4,827	37	$13,240

December 31, 2017
Real estate:
Construction	—	$—	1	$420	1	$420
Single-family residential	4	141	15	954	19	1,095
Other commercial	4	4,322	5	3,712	9	8,034
Total real estate	8	4,463	21	5,086	29	9,549
Commercial:
Commercial	5	2,644	6	745	11	3,389
Total commercial	5	2,644	6	745	11	3,389
Total	13	$7,107	27	$5,831	40	$12,938

The following table presents loans that were restructured as TDRs during the three and nine months ended September 30, 2018 and 2017, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three Months Ended September 30, 2018
Real estate:
Other commercial	2	$392	$390	$390	$—	$212
Total real estate	2	392	390	390	—	212
Commercial:
Commercial	3	2,363	2,358	2,358	—	190
Total commercial	3	2,363	2,358	2,358	—	190
Total	5	$2,755	$2,748	$2,748	$—	$402

Three Months Ended September 30, 2017
Commercial:
Commercial	1	$608	$607	$607	$—	$—
Total commercial	1	608	607	607	—	—
Total	1	$608	$607	$607	$—	$—

Nine Months Ended September 30, 2018
Consumer:
Other consumer	1	$91	$91	$91	$—	$—
Total consumer	1	91	91	91	—	—
Real estate:
Single-family residential	1	61	62	62	—	—
Other commercial	2	392	390	390	—	212
Total real estate	3	453	452	452	—	212
Commercial:
Commercial	3	2,363	2,358	2,358	—	190
Total commercial	3	2,363	2,358	2,358	—	190
Total	7	$2,907	$2,901	$2,901	$—	$402

Nine Months Ended September 30, 2017
Real estate:
Construction	1	$456	$456	$456	$—	$—
Other commercial	2	7,362	7,362	7,362	—	33
Total real estate	3	7,818	7,818	7,818	—	33
Commercial:
Commercial	10	1,419	1,407	1,368	39	—
Total commercial	10	1,419	1,407	1,368	39	—
Total	13	$9,237	$9,225	$9,186	$39	$33

During the three months ended September 30, 2018, the Company modified 5 loans with a recorded investment of $2.8 million, prior to modification that was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. Based on the fair value of the collateral, a specific reserve of $402,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the nine months ended September 30, 2018, the Company modified 7 loans with a recorded investment of $2.9 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. Based on the fair value of the collateral, a specific reserve of $402,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended September 30, 2017, the Company modified 1 loan with a recorded investment of $608,000 and during the nine months ended September 30, 2017, the Company modified 13 loans with a recorded investment of $9.2 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by changing various terms, including changing the interest rate, deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of 12 months. Based on the fair value of the collateral, a specific reserve of $33,000 was determined necessary for these loans and recorded during the nine months ended September 30, 2017. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one commercial real estate loan considered a TDR for which a payment default occurred during the nine months ended September 30, 2018. A charge-off of $66,300 was recorded for this loan and $294,300 was transferred to OREO. There was one commercial real estate loan for which a payment default occurred during the nine months ended September 30, 2017. The Company defines a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $294,300 and $117,000 at September 30, 2018 and 2017, respectively, for which OREO was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate. At September 30, 2018 and December 31, 2017, the Company had $2,262,000 and $5,057,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2018 and December 31, 2017, the Company had $3,610,000 and $3,828,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $5.0 million and $17.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of September 30, 2018 and December 31, 2017, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $61.5 million and $76.3 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at September 30, 2018 and December 31, 2017, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1)The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $145.3 million and $175.6 million, as of September 30, 2018 and December 31, 2017, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2018 and December 31, 2017, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
September 30, 2018
Consumer:
Credit cards	$181,620	$—	$517	$—	$—	$182,137
Other consumer	255,857	—	3,724	—	—	259,581
Total consumer	437,477	—	4,241	—	—	441,718
Real estate:
Construction	1,225,481	2,286	2,121	—	—	1,229,888
Single family residential	1,382,655	843	18,256	237	—	1,401,991
Other commercial	3,047,514	9,304	20,370	—	—	3,077,188
Total real estate	5,655,650	12,433	40,747	237	—	5,709,067
Commercial:
Commercial	1,569,357	8,250	30,735	—	—	1,608,342
Agricultural	215,742	155	2,881	—	—	218,778
Total commercial	1,785,099	8,405	33,616	—	—	1,827,120
Other	145,369	—	—	—	—	145,369
Loans acquired	3,620,803	47,672	66,087	359	—	3,734,921
Total	$11,644,398	$68,510	$144,691	$596	$—	$11,858,195

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2017
Consumer:
Credit cards	$184,920	$—	$502	$—	$—	$185,422
Other consumer	275,160	—	4,934	—	—	280,094
Total consumer	460,080	—	5,436	—	—	465,516
Real estate:
Construction	603,126	5,795	5,218	16	—	614,155
Single family residential	1,066,902	3,954	23,490	287	—	1,094,633
Other commercial	2,480,293	19,581	30,950	—	—	2,530,824
Total real estate	4,150,321	29,330	59,658	303	—	4,239,612
Commercial:
Commercial	736,377	74,254	14,402	50	134	825,217
Agricultural	146,065	24	2,190	23	—	148,302
Total commercial	882,442	74,278	16,592	73	134	973,519
Other	26,962	—	—	—	—	26,962
Loans acquired	4,918,570	62,128	93,378	—	—	5,074,076
Total	$10,438,375	$165,736	$175,064	$376	$134	$10,779,685

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

The following table details activity in the allowance for loan losses by portfolio segment for legacy loans for the three and nine months ended September 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended September 30, 2018
Balance, beginning of period (2)	$15,767	$28,904	$3,822	$3,239	$51,732
Provision for loan losses (1)	3,589	5,308	719	729	10,345
Charge-offs	(592)	(4,952)	(919)	(1,321)	(7,784)
Recoveries	450	210	229	176	1,065
Net charge-offs	(142)	(4,742)	(690)	(1,145)	(6,719)
Balance, September 30, 2018 (2)	$19,214	$29,470	$3,851	$2,823	$55,358

Nine Months Ended September 30, 2018
Balance, beginning of period (2)	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (1)	14,772	7,133	2,219	2,567	26,691
Charge-offs	(3,143)	(5,568)	(2,930)	(3,743)	(15,384)
Recoveries	578	624	778	403	2,383
Net charge-offs	(2,565)	(4,944)	(2,152)	(3,340)	(13,001)
Balance, September 30, 2018 (2)	$19,214	$29,470	$3,851	$2,823	$55,358

Period-end amount allocated to:
Loans individually evaluated for impairment	$191	$268	$—	$—	$459
Loans collectively evaluated for impairment	19,023	29,202	3,851	2,823	54,899
Balance, September 30, 2018 (2)	$19,214	$29,470	$3,851	$2,823	$55,358
______________________
(1)    Provision for loan losses of $1,837,000 attributable to loans acquired was excluded from this table for the nine months ended September 30, 2018 (total provision for loan losses for the three and nine months ended September 30, 2018 was $10,345,000 and $28,528,000). There were $699,000 and $910,000 in charge-offs for loans acquired during the three and nine months ended September 30, 2018, respectively, resulting in an ending balance in the allowance related to loans acquired of $1,345,000.

(2)    Allowance for loan losses at September 30, 2018 includes $1,345,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at June 30, 2018 and December 31, 2017 includes $2,044,000 and $418,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2018 was $56,703,000 and total allowance for loan losses at June 30, 2018 and December 31, 2017 was $53,776,000 and $42,086,000, respectively.

Activity in the allowance for loan losses for the three and nine months ended September 30, 2017 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended September 30, 2017
Balance, beginning of period (4)	$8,105	$25,731	$3,754	$3,789	$41,379
Provision for loan losses (3)	2,310	2,150	761	241	5,462
Charge-offs	(2,442)	(896)	(1,017)	(819)	(5,174)
Recoveries	21	309	275	445	1,050
Net charge-offs	(2,421)	(587)	(742)	(374)	(4,124)
Balance, September 30, 2017 (4)	$7,994	$27,294	$3,773	$3,656	$42,717

Nine Months Ended September 30, 2017
Balance, beginning of period (4)	$7,739	$21,817	$3,779	$2,951	$36,286
Provision for loan losses (3)	3,255	7,984	2,168	1,920	15,327
Charge-offs	(3,083)	(3,264)	(2,962)	(2,986)	(12,295)
Recoveries	83	757	788	1,771	3,399
Net charge-offs	(3,000)	(2,507)	(2,174)	(1,215)	(8,896)
Balance, September 30, 2017 (4)	$7,994	$27,294	$3,773	$3,656	$42,717

Period-end amount allocated to:
Loans individually evaluated for impairment	$3,996	$2,325	$—	$—	$6,321
Loans collectively evaluated for impairment	3,998	24,969	3,773	3,656	36,396
Balance, September 30, 2017 (4)	$7,994	$27,294	$3,773	$3,656	$42,717

Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$338	$—	$—	$338
Loans collectively evaluated for impairment	7,007	26,943	3,784	3,596	41,330
Balance, December 31, 2017 (5)	$7,007	$27,281	$3,784	$3,596	$41,668
______________________
(3)    Provision for loan losses of $1,464,000 attributable to loans acquired was excluded from this table for the nine months ended September 30, 2017 (total provision for loan losses for the three and nine months ended September 30, 2017 was $5,462,000 and $16,792,000, respectively). There were $2.0 million in charge-offs for loans acquired during the nine months ended September 30, 2017, respectively, resulting in an ending balance in the allowance related to loans acquired of $391,000.
(4)    Allowance for loan losses at September 30, 2017 and June 30, 2017 includes $391,000 allowance for loans acquired (not shown in the table above) and December 31, 2016 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2017, June 30, 2017 and December 31, 2016 was $43,108,000, $41,770,000 and $37,240,000, respectively.
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

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
September 30, 2018
Loans individually evaluated for impairment	$17,308	$26,401	$328	$3,317	$47,354
Loans collectively evaluated for impairment	1,809,812	5,682,666	181,809	401,633	8,075,920
Balance, end of period	$1,827,120	$5,709,067	$182,137	$404,950	$8,123,274

December 31, 2017
Loans individually evaluated for impairment	$7,610	$31,538	$170	$4,605	$43,923
Loans collectively evaluated for impairment	965,909	4,208,074	185,252	302,451	5,661,686
Balance, end of period	$973,519	$4,239,612	$185,422	$307,056	$5,705,609

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all loans acquired as of September 30, 2018 and December 31, 2017:

	Loans Acquired
(In thousands)	September 30, 2018	December 31, 2017
Consumer:
Other consumer	$21,278	$51,467
Real estate:
Construction	467,895	637,032
Single family residential	606,866	793,228
Other commercial	2,040,189	2,387,777
Total real estate	3,114,950	3,818,037
Commercial:
Commercial	596,641	995,587
Agricultural	2,052	66,576
Total commercial	598,693	1,062,163
Other	—	142,409
Total loans acquired (1)	$3,734,921	$5,074,076
_____________________________________________________________________________________
(1)    Loans acquired are reported net of a $1,345,000 and $418,000 allowance at September 30, 2018 and December 31, 2017, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	September 30, 2018	December 31, 2017

Consumer:
Other consumer	$293	$334
Real estate:
Construction	279	1,767
Single family residential	9,053	12,151
Other commercial	1,354	7,401
Total real estate	10,686	21,319
Commercial:
Commercial	4,964	1,748
Agricultural	38	84
Total commercial	5,002	1,832
Total	$15,981	$23,485

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2018
Consumer:
Other consumer	$213	$214	$427	$20,851	$21,278	$—
Real estate:
Construction	117	207	324	467,571	467,895	—
Single family residential	2,459	5,948	8,407	598,459	606,866	1
Other commercial	2,491	4,157	6,648	2,033,541	2,040,189	—
Total real estate	5,067	10,312	15,379	3,099,571	3,114,950	1
Commercial:
Commercial	1,471	4,020	5,491	591,150	596,641	—
Agricultural	27	5	32	2,020	2,052	—
Total commercial	1,498	4,025	5,523	593,170	598,693	—

Total	$6,778	$14,551	$21,329	$3,713,592	$3,734,921	$1

December 31, 2017
Consumer:
Other consumer	$889	$260	$1,149	$50,318	$51,467	$108
Real estate:
Construction	2,577	1,448	4,025	633,007	637,032	279
Single family residential	12,936	3,302	16,238	776,990	793,228	126
Other commercial	17,176	5,647	22,823	2,364,954	2,387,777	2,565
Total real estate	32,689	10,397	43,086	3,774,951	3,818,037	2,970
Commercial:
Commercial	2,344	1,039	3,383	992,204	995,587	67
Agricultural	51	—	51	66,525	66,576	—
Total commercial	2,395	1,039	3,434	1,058,729	1,062,163	67

Other	15	—	15	142,394	142,409	—
Total	$35,988	$11,696	$47,684	$5,026,392	$5,074,076	$3,145

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 5, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2018
Consumer:
Other consumer	$20,813	$9	$456	$—	$—	$21,278
Real estate:
Construction	440,881	18,011	9,003	—	—	467,895
Single family residential	590,003	2,475	14,029	359	—	606,866
Other commercial	2,006,371	12,283	21,535	—	—	2,040,189
Total real estate	3,037,255	32,769	44,567	359	—	3,114,950
Commercial:
Commercial	560,791	14,894	20,956	—	—	596,641
Agricultural	1,944	—	108	—	—	2,052
Total commercial	562,735	14,894	21,064	—	—	598,693

Total	$3,620,803	$47,672	$66,087	$359	$—	$3,734,921

December 31, 2017
Consumer:
Other consumer	$50,625	$21	$821	$—	$—	$51,467
Real estate:
Construction	604,796	30,524	1,712	—	—	637,032
Single family residential	770,954	2,618	19,656	—	—	793,228
Other commercial	2,337,097	15,064	35,616	—	—	2,387,777
Total real estate	3,712,847	48,206	56,984	—	—	3,818,037
Commercial:
Commercial	946,322	13,901	35,364	—	—	995,587
Agricultural	66,367	—	209	—	—	66,576
Total commercial	1,012,689	13,901	35,573	—	—	1,062,163

Other	142,409	—	—	—	—	142,409
Total	$4,918,570	$62,128	$93,378	$—	$—	$5,074,076

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

The impact of these adjustments on the Company’s financial results for the three and nine months ended September 30, 2018 and 2017 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Impact on net interest income and pre-tax income	$629	$23	$1,105	$2,596

Impact, net of taxes	$464	$14	$814	$1,578

These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,382	$13,995	$620	$17,116
Additions	—	—	—	—
Accretable yield adjustments	717	—	1,895	—
Accretion	(635)	635	(1,051)	1,051
Payments and other reductions, net	—	(9,664)	—	(13,201)
Balance, ending	$1,464	$4,966	$1,464	$4,966

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$766	$8,448	$1,655	$17,802
Additions	—	—	—	2,388
Accretable yield adjustments	52	—	2,698	—
Accretion	(408)	408	(3,943)	3,943
Payments and other reductions, net	—	(980)	—	(16,257)
Balance, ending	$410	$7,876	$410	$7,876

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan loss for loans acquired resulting in a total allowance on loans acquired of $1,345,000 at September 30, 2018 and $418,000 at December 31, 2017. The provision on loans acquired for the nine months ended September 30, 2018 and 2017 was $1,837,000 and $1,464,000, respectively. There was no provision on loans acquired for the three months ended September 30, 2018 and 2017.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $845.7 million at September 30, 2018 and $842.7 million at December 31, 2017.

The Company recorded $229.1 million, $240.8 million and $29.4 million of goodwill as a result of its acquisitions of OKSB, First Texas and Hardeman, respectively. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2018 and December 31, 2017, were as follows:

(In thousands)	September 30, 2018	December 31, 2017

Goodwill	$845,687	$842,651
Core deposit premiums:
Gross carrying amount	105,984	105,984
Accumulated amortization	(23,802)	(16,659)
Core deposit premiums, net	82,182	89,325
Books of business intangible:
Gross carrying amount	15,234	15,414
Accumulated amortization	(3,441)	(2,827)
Books of business intangible, net	11,793	12,587
Other intangibles:
Gross carrying amount	2,068	6,037
Accumulated amortization	(2,068)	(1,878)
Other intangibles, net	—	4,159
Other intangible assets, net	93,975	106,071
Total goodwill and other intangible assets	$939,662	$948,722

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2018 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2018	$2,642
	2019	10,565
	2020	10,552
	2021	10,490
	2022	10,438
	Thereafter	49,288
	Total	$93,975

NOTE 8: TIME DEPOSITS

Time deposits include approximately $1.364 billion and $736.0 million of certificates of deposit of $100,000 or more at September 30, 2018, and December 31, 2017, respectively. Of this total approximately $702.5 million and $396.8 million of certificates of deposit were over $250,000 at September 30, 2018 and December 31, 2017, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Income taxes currently payable	$5,638	$11,946	$31,335	$30,467
Deferred income taxes	5,264	2,732	7,316	4,962
Provision for income taxes	$10,902	$14,678	$38,651	$35,429

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their appropriate tax effects, are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Deferred tax assets:
Loans acquired	$12,092	$19,885
Allowance for loan losses	12,601	10,773
Valuation of foreclosed assets	2,709	2,852
Tax NOLs from acquisition	6,962	7,821
Deferred compensation payable	2,645	2,433
Accrued equity and other compensation	6,605	5,302
Acquired securities	549	578
Unrealized loss on available-for-sale securities	16,221	6,107
Other	5,890	8,813
Gross deferred tax assets	66,274	64,564

Deferred tax liabilities:
Goodwill and other intangible amortization	(30,645)	(32,572)
Accumulated depreciation	(11,778)	(8,945)
Other	(2,197)	(4,413)
Gross deferred tax liabilities	(44,620)	(45,930)

Net deferred tax asset, included in other assets	$21,654	$18,634

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Computed at the statutory rate (1)	$13,880	$15,235	$41,731	$38,313
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	986	342	4,073	1,117
Discrete items related to ASU 2016-09	(31)	5	(2,567)	(1,372)
Tax exempt interest income	(833)	(955)	(2,292)	(3,160)
Tax exempt earnings on BOLI	(186)	(178)	(562)	(616)
Other differences, net	(2,914)	229	(1,732)	1,147
Actual tax provision	$10,902	$14,678	$38,651	$35,429
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

Income tax expense was lower in the third quarter due largely to discrete tax benefits related to tax accounting for a cost segregation study, excess tax benefits related to restricted stock and a state tax deferred tax asset (“DTA”) adjustment.  The purpose of the cost segregation study was to analyze the costs included in various projects and recognize the benefit of recording tax depreciation in 2017 when the federal rate was higher. The purpose of the state DTA adjustment was due to an analysis of projected state apportionment after the 2017 acquisitions of First South Bank, Bank SNB and Southwest Bank were merged into Simmons Bank in 2018.

On December 22, 2017, the President signed tax reform legislation (the “2017 Act”) which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under US GAAP, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled and the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. As a result, the Company was required to remeasure its deferred taxes as of December 22, 2017 based upon the new 21% tax rate and the change was recorded in the 2017 income tax provision in the fourth quarter.

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

The gross amount of recognized liabilities for repurchase agreements was $109.0 million and $122.0 million at September 30, 2018 and December 31, 2017, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2018
Repurchase agreements:
U.S. Government agencies	$108,963	$—	$—	$—	$108,963

December 31, 2017
Repurchase agreements:
U.S. Government agencies	$122,019	$—	$—	$—	$122,019

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2018 and December 31, 2017 consisted of the following components:

(In thousands)	September 30, 2018	December 31, 2017
Other Borrowings
FHLB advances, net of discount, due 2018 to 2033, 1.38% to 7.37% secured by residential real estate loans	$1,420,917	$1,261,642
Revolving credit agreement, due 10/5/2018, floating rate of 1.50% above the one month LIBOR rate, unsecured	—	75,000
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	—	43,382
Total other borrowings	1,420,917	1,380,024

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	—
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	—	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	—	9,327
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,284
Trust preferred securities, net of discount, due 12/5/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	—	5,156
Trust preferred securities, net of discount, due 10/18/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	—	5,148
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,288
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, due 6/26/2033, floating rate of 3.10% above the three month LIBOR rate, reset quarterly, callable without penalty	—	20,619
Trust preferred securities, due 10/7/2033, floating rate of 2.85% above the three month LIBOR rate, reset quarterly, callable without penalty	—	25,774
Trust preferred securities, due 9/15/2037, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	—	8,248
Other subordinated debentures, net of discount, called 9/30/2018, floating rate equal to daily average of prime rate, reset quarterly	19,075	18,399
Unamortized debt issuance costs	(3,463)	—
Total subordinated notes and debentures	372,934	140,565
Total other borrowings and subordinated debt	$1,793,851	$1,520,589

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries. During the first nine months of 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Revolving Credit Agreement (the “Credit Agreement”), certain trust preferred securities, both discussed below, and unsecured debt from correspondent banks. The subordinated notes qualify for Tier 2 capital treatment.

In October 2017, the Company entered into the Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contained customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. In October 2018, the Company and U.S. Bank National Association entered into a First Amendment to the Credit Agreement, which extended the expiration date from October 5, 2018 to October 4, 2019, reduced the $75.0 million to $50.0 million, and increased the commitment fee on the unused portion from an annual rate of 0.25% to 0.30%. In October 2019, all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company are due and payable. The balance due under the Credit Agreement at September 30, 2018 was zero.

At September 30, 2018, the Company had $1.4 billion of Federal Home Loan Bank (“FHLB”) advances outstanding with original maturities of one year or less, of which $675.0 million are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the third quarter have ten to fifteen year maturity dates with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the likelihood of FHLB exercising the options within a year of the settlement dates based upon the rising rate environment and the short lockout periods.

The Company had total FHLB advances of $1.4 billion at September 30, 2018, with approximately $885.4 million of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $3.9 billion at September 30, 2018.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at September 30, 2018. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The other subordinated debentures were called as of September 30, 2018 and as a result are classified as short-term at the end of the quarter. Principal and interest will be paid to the holders of the subordinated debt beginning on October 1, 2018. The Company’s long-term debt includes subordinated debt, notes payable and FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at September 30, 2018, are as follows:

(In thousands)	Year	Annual Maturities
	2018	$376
	2019	2,135
	2020	2,109
	2021	1,800
	2022	949
	Thereafter	362,404
	Total	$369,773

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

The Company had no repurchases of its common stock during the three and nine month periods ended September 30, 2018.

NOTE 14: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At September 30, 2018, the Company’s subsidiary bank had approximately $1.6 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019). As of September 30, 2018, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and its subsidiary bank would meet all Capital Rules on a fully phased-in basis if such requirements were currently effective. The Company’s CET1 ratio was 9.82% at September 30, 2018.

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

Share and per share information regarding Stock-Based Compensation Plans has been adjusted to reflect the effects of the Company’s two-for-one stock split which became effective on February 8, 2018. The table below summarizes the transactions under the Company’s active stock compensation plans for the nine months ended September 30, 2018:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
Balance, January 1, 2018	812	$21.98	162	$20.86	652	$27.92
Granted	—	—	—	—	343	29.31
Stock Options Exercised	(111)	19.22	—	—	—	—
Stock Awards/Units Vested	—	—	(55)	18.95	(175)	27.74
Forfeited/Expired	(6)	21.73	(10)	20.12	(91)	28.37

Balance, September 30, 2018	695	$22.42	97	$22.00	729	$28.56

Exercisable, September 30, 2018	661	$22.37

The following table summarizes information about stock options under the plans outstanding at September 30, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
$9.46	—	$9.46	1	3.30	$9.46	1	$9.46
10.65	—	10.65	4	4.32	10.65	4	10.65
10.76	—	10.76	2	1.30	10.76	2	10.76
20.29	—	20.29	71	6.25	20.29	71	20.29
20.36	—	20.36	3	6.13	20.36	1	20.36
22.20	—	22.20	74	6.48	22.20	74	22.20
22.75	—	22.75	436	6.86	22.75	436	22.75
23.51	—	23.51	97	7.30	23.51	65	23.51
24.07	—	24.07	7	6.96	24.07	7	24.07
$9.46	—	$24.07	695	6.78	$22.42	661	$22.37

Stock-based compensation expense was $9,818,000 and $6,486,000 during the nine months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was $56,000 of unrecognized stock-based compensation expense related to stock options at September 30, 2018. Unrecognized stock-based compensation expense related to non-vested stock awards was $21,129,000 at September 30, 2018. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.9 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2018 was $4,884,000 and $4,680,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.45 as of September 30, 2018, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and September 30, 2017, was $1,155,000 and $1,012,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2018 and 2017.

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

Following is the computation of earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017

Net income	$55,193	$28,852	$160,067	$74,037

Average common shares outstanding	92,290	64,427	92,246	63,594
Average potential dilutive common shares	551	420	551	420
Average diluted common shares	92,841	64,847	92,797	64,014

Basic earnings per share	$0.60	$0.45	$1.74	$1.16
Diluted earnings per share	$0.59	$0.44	$1.72	$1.16

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three and nine months ended September 30, 2018 and 2017.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the nine months ended:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Interest paid	$78,987	$21,531
Income taxes paid	25,576	21,718
Transfers of loans to foreclosed assets held for sale	7,745	5,311
Transfers of premises to foreclosed assets and other real estate owned	3,690	3,188

NOTE 18: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Professional services	$4,616	$3,946	$13,896	$13,079
Postage	1,262	1,091	4,103	3,427
Telephone	1,248	943	4,217	3,003
Credit card expense	3,405	3,137	9,820	9,081
Marketing	2,912	1,219	6,334	4,253
Operating supplies	585	592	1,917	1,406
Amortization of intangibles	2,772	1,724	8,394	4,828
Branch right sizing expense	970	153	1,049	370
Other expense	11,904	5,458	31,623	18,588
Total other operating expenses	$29,674	$18,263	$81,353	$58,035

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

NOTE 20: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers primarily throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas, along with credit card loans to customers throughout the United States. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At September 30, 2018, the Company had outstanding commitments to extend credit aggregating approximately $568,117,000 and $3,430,361,000 for credit card commitments and other loan commitments. At December 31, 2017, the Company had outstanding commitments to extend credit aggregating approximately $564,592,000 and $3,086,696,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $34,518,000 and $47,621,000 at September 30, 2018, and December 31, 2017, respectively, with terms ranging from 9 months to 15 years. At September 30, 2018 and December 31, 2017, the Company had no deferred revenue under standby letter of credit agreements.

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

Other assets and liabilities held for sale – The Company’s other assets and liabilities held for sale are reported at fair value utilizing Level 3 inputs. See Note 4 - Other assets and other liabilities held for sale.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018
Available-for-sale securities
U.S. Government agencies	$141,460	$—	$141,460	$—
Mortgage-backed securities	1,419,626	—	1,419,626	—
State and political subdivisions	282,439	—	282,439	—
Other securities	154,289	—	154,289	—
Other assets held for sale	5,136	—	—	5,136
Derivative asset	9,691	—	9,691	—
Other liabilities held for sale	(424)	—	—	(424)
Derivative liability	(7,940)	—	(7,940)	—

December 31, 2017
Available-for-sale securities
U.S. Government agencies	$139,724	$—	$139,724	$—
Mortgage-backed securities	1,187,317	—	1,187,317	—
States and political subdivisions	143,165	—	143,165	—
Other securities	119,311	—	119,311	—
Other assets held for sale	165,780	—	—	165,780
Derivative asset	3,634	—	3,634	—
Other liabilities held for sale	(157,366)	—	—	(157,366)
Derivative liability	(3,068)	—	(3,068)	—

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data. As of September 30, 2018 and December 31, 2017, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $22.7 million and $32.1 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2018 and December 31, 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018
Impaired loans (1) (2) (collateral dependent)	$17,789	$—	$—	$17,789
Foreclosed assets and other real estate owned (1)	14,643	—	—	14,643

December 31, 2017
Impaired loans (1) (2) (collateral dependent)	$11,229	$—	$—	$11,229
Foreclosed assets and other real estate owned (1)	24,093	—	—	24,093
________________________
(1)These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Specific allocations of $2,738,000 and $2,195,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2018 and December 31, 2017, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2018
Financial assets:
Cash and cash equivalents	$513,804	$513,804	$—	$—	$513,804
Interest bearing balances due from banks - time	3,954	—	3,954	—	3,954
Held-to-maturity securities	323,306	—	322,838	—	322,838
Mortgage loans held for sale	48,195	—	—	48,195	48,195
Interest receivable	51,509	—	51,509	—	51,509
Legacy loans, net	8,067,916	—	—	7,996,273	7,996,273
Loans acquired, net	3,734,921	—	—	3,701,755	3,701,755

Financial liabilities:
Non-interest bearing transaction accounts	2,778,670	—	2,778,670	—	2,778,670
Interest bearing transaction accounts and savings deposits	6,776,330	—	6,776,330	—	6,776,330
Time deposits	2,533,506	—	—	2,508,228	2,508,228
Federal funds purchased and securities sold under agreements to repurchase	109,213	—	109,213	—	109,213
Other borrowings	1,420,917	—	1,417,166	—	1,417,166
Subordinated notes and debentures	372,934	—	310,701	—	310,701
Interest payable	13,197	—	13,197	—	13,197

December 31, 2017
Financial assets:
Cash and cash equivalents	$598,042	$598,042	$—	$—	$598,042
Interest bearing balances due from banks - time	3,314	—	3,314	—	3,314
Held-to-maturity securities	368,058	—	373,298	—	373,298
Mortgage loans held for sale	24,038	—	—	24,038	24,038
Interest receivable	43,528	—	43,528	—	43,528
Legacy loans, net	5,663,941	—	—	5,646,505	5,646,505
Loans acquired, net	5,074,076	—	—	5,058,455	5,058,455

Financial liabilities:
Non-interest bearing transaction accounts	2,665,249	—	2,665,249	—	2,665,249
Interest bearing transaction accounts and savings deposits	6,494,896	—	6,494,896	—	6,494,896
Time deposits	1,932,730	—	—	1,915,539	1,915,539
Federal funds purchased and securities sold under agreements to repurchase	122,444	—	122,444	—	122,444
Other borrowings	1,380,024	—	1,381,365	—	1,381,365
Subordinated debentures	140,565	—	136,474	—	136,474
Interest payable	4,564	—	4,564	—	4,564

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of September 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and stockholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 7, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Our net income for the three months ended September 30, 2018 was $55.2 million and diluted earnings per share were $0.59, an increase of $26.3 million and $0.15, compared to the same period in 2017. Net income for the nine months ended September 30, 2018 was $160.1 million and diluted earnings per share were $1.72, an increase of $86.0 million and $0.56, compared to the same period in 2017.

Net income for the first nine months in both 2018 and 2017 included non-core items related to our acquisitions and branch right sizing initiatives. Excluding all non-core items, core earnings for the three and nine months ended September 30, 2018 were $56.5 million, or $0.61 diluted core earnings per share, and $163.8 million, or $1.76 diluted core earnings per share, respectively, compared to $27.7 million, or $0.43 diluted core earnings per share (split adjusted) and $77.0 million, or $1.20 diluted core earnings per share (split adjusted) for the same periods in 2017. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures.

We were pleased to report record earnings for the first three quarters of 2018 while completing system conversions and integrations for our most recent acquisitions as well as organically growing in all of our markets. We have also been able to balance year-to-date loan yields with deposit costs in this rising-rate environment.

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

In March, we completed an offering of $330.0 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2028 (the “Notes”). The Notes will bear a fixed interest rate of 5.00% per year in years one through five, payable semi-annually in arrears, and a floating rate equal to three-month LIBOR plus 215 basis points in years six through ten, payable quarterly in arrears. The Notes were offered to the public at 100% of their face amount. We used approximately $213 million of the net proceeds from the sale of the Notes to repay outstanding indebtedness and the remainder for general corporate purposes. See Note 11, Other Borrowings and Subordinated Notes and Debentures, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to the Notes.

Also during the first quarter of 2018, we completed the sale of certain deposits, loans and branch facilities related to the Heartland Bank held for sale assets and liabilities and we continue to explore liquidating options for the few remaining assets.

We completed a 2-for-1 stock split in the form of a 100% stock dividend effective February 8, 2018.

During September 2018, we closed eight branch locations and two mobile branch locations. We continuously evaluate our branch network to determine the locations that are meeting the greatest needs of our customers. We look at many factors, including market and economic conditions, before making the decision to close a branch. Our brick and mortar locations undoubtedly serve an important customer need; however, our customers continue to take advantage of our digital channels. We will continue to look for and invest in new and innovative channels to meet the ever-changing needs of our customers.

Also in September 2018, we sold approximately $32 million of substandard rated loans that consisted of both legacy and acquired loans. The loans had adequate reserves, thus no additional provision expense was required. However, the sale increased net charge-offs by approximately $4.6 million.

Stockholders’ equity as of September 30, 2018 was $2.2 billion, book value per share was $23.66 and tangible book value per share was $13.48. Our ratio of stockholders’ equity to total assets was 13.4% and the ratio of tangible stockholders’ equity to tangible assets was 8.1% at September 30, 2018. See Reconciliation of Non-GAAP Measures for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 8.7%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans, including loans acquired, were $11.9 billion at September 30, 2018, compared to $10.8 billion at December 31, 2017 and $6.3 billion at September 30, 2017. Total loans increased approximately $492.3 million, or 4.3%, during the quarter. Our markets in North Texas, Northwest Arkansas, Southwest Tennessee, Middle Tennessee, St. Louis, Kansas City and Oklahoma City have all outpaced our average growth rate. Due to our increased size and scale we are benefiting from access to new lending opportunities in these growth markets as well as in our historical legacy markets.

We continue to have good asset quality. At September 30, 2018, the allowance for loan losses for legacy loans was $55.4 million. The allowance for loan losses for loans acquired was $1.3 million and the acquired loan discount credit mark was $54.0 million. The allowances for loan losses and credit marks provide a total of $110.7 million of coverage, which equates to a total coverage ratio of 0.9% of gross loans. The ratio of credit mark and related allowance to loans acquired was 1.5%.

Simmons First National Corporation is a $16.3 billion Arkansas based financial holding company conducting financial operations throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, decreased the effective tax rate during 2017 and 2018 as the new standard impacted how the income tax effects associated with stock-based compensation are recognized.

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

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, became subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank estimates that it will receive approximately $7.0 million less in debit card fees on a pre-tax basis in 2018 and $14.0 million less on a pre-tax basis in 2019. The interchange rate cap resulted in a $3.3 million reduction in debit card fees for the third quarter when compared to the second quarter.

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

Additionally, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”) and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank, with assets now exceeding $10 billion, is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, all of which is expected to impact the operations of Simmons Bank.

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

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2018, net interest income on a fully taxable equivalent basis was $144.4 million, an increase of $63.8 million, or 79.2%, over the same period in 2017. The increase in net interest income was the result of a $91.1 million increase in interest income partially offset by a $27.4 million increase in interest expense.

The increase in interest income primarily resulted from an incremental $85.0 million of interest income on loans, consisting of legacy loans and loans acquired, and an increase of $5.0 million of interest income on investment securities. An increase in loan volume, resulting primarily from our acquisitions completed in the fourth quarter of 2017 as well as strong organic loan growth in 2018, generated $74.0 million of additional interest income. Furthermore, an increase in yield of 63 basis points led to an incremental $11.0 million in interest income during the three months ended September 30, 2018.

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

For the three months ended September 30, 2018 and 2017, interest income included $10.0 million and $2.9 million, respectively, for the yield accretion recognized on loans acquired. During the third quarter 2018, accretion income was $5.2 million more than our original estimates due to accelerated cash flows of acquired loans. We expect accretion income of approximately $4.2 million during the remainder of 2018.

The $27.4 million increase in interest expense is primarily related to the growth in deposit accounts, higher cost of deposits due to the rising-rate environment and the additional subordinated and other debt. Interest expense increased $5.9 million due to deposit growth, primarily from the 2017 acquisitions, and $12.4 million due to the increase in yield of 62 basis points. Interest expense also increased $9.0 million due to increases in subordinated debt and increased FHLB borrowings. This increase is due to the timing of the newly issued subordinated debt at the end of the first quarter and the repayment of existing subordinated debentures that occurred in the second and third quarters of 2018.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2018, net interest income on a fully taxable equivalent basis was $418.6 million, an increase of $184.8 million, or 79.0%, over the same period in 2017. The increase in net interest income was the result of a $250.6 million increase in interest income partially offset by a $65.8 million increase in interest expense.

The increase in interest income primarily resulted from a $236.3 million increase in interest income on loans and a net increase of $10.9 million in interest income on investment securities. Increases in loan volume of $211.3 million due to our 2017 acquisitions and strong organic loan growth during the first nine months of 2018 as well as $25.1 million due to an increase in yield of 51 basis points contributed to the increase in interest income during 2018.

For the nine months ended September 30, 2018 and 2017, interest income included $31.4 million and $12.1 million, respectively, for the yield accretion recognized on loans acquired.

The $65.8 million increase in interest expense is due to the higher cost of deposits, growth in deposit accounts and other debt. Interest expense increased $14.3 million due to deposit growth primarily from the 2017 acquisitions, $29.1 million due to the increase in yield of 51 basis points and $22.4 million due to increases in subordinated debt and increased FHLB borrowings.

Net Interest Margin

Our net interest margin increased 7 basis points to 3.98% for the three month period ended September 30, 2018, when compared to 3.91% for the same period in 2017. The most significant factor in the increasing margin during the three month period ended September 30, 2018 was the higher accretable yield adjustments on loans acquired previously discussed. Normalized for all accretion on loans acquired, our net interest margin at September 30, 2018 and 2017 was 3.71% and 3.77%, respectively.

For the nine month period ended September 30, 2018, net interest margin increased 5 basis points to 4.04% when compared to 3.99% for the same period in 2017. The increase in the nine month period is primarily due to the higher accretable yield adjustments on loans acquired.

Since December 2017, the Federal Reserve Board increased the Fed Funds target rate by 75 basis points. The Company’s deposit beta was 56% and the core loan beta was 59%. During this same period, loan yield has increased 15 basis points and core loan yield has increased 44 basis points while cost of interest bearing deposits has risen 42 basis points. The cost of borrowed funds increased 70 basis points. The subordinated debt issuance caused a 5 basis point decrease in our third quarter 2018 interest margin. The timing of existing subordinated debt prepayments caused an additional 1 basis point decrease in our net interest margin for the quarter.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2018 and 2017, respectively, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2018, versus September 30, 2017.

Table 1: Analysis of Net Interest Margin

(FTE = Fully Taxable Equivalent)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest income	$178,984	$87,484	$502,391	$249,809
FTE adjustment	1,393	1,751	3,831	5,799
Interest income – FTE	180,377	89,235	506,222	255,608
Interest expense	36,016	8,665	87,620	21,798
Net interest income – FTE	$144,361	$80,570	$418,602	$233,810

Yield on earning assets – FTE	4.98%	4.33%	4.89%	4.36%
Cost of interest bearing liabilities	1.29%	0.55%	1.10%	0.49%
Net interest spread – FTE	3.69%	3.78%	3.79%	3.87%
Net interest margin – FTE	3.98%	3.91%	4.04%	3.99%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2018 vs. 2017	2018 vs. 2017

Increase due to change in earning assets	$79,170	$223,973
Increase due to change in earning asset yields	11,972	26,641
Decrease due to change in interest bearing liabilities	(14,055)	(35,191)
Decrease due to change in interest rates paid on interest bearing liabilities	(13,296)	(30,631)
Increase in net interest income	$63,791	$184,792

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed daily) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine months ended September 30, 2018 and 2017. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS

Earning assets:
Interest bearing balances due from banks and federal funds sold	$373,528	$1,405	1.49	$269,111	$650	0.96
Investment securities - taxable	1,775,193	10,892	2.43	1,229,172	6,574	2.12
Investment securities - non-taxable	539,135	5,064	3.73	409,062	4,341	4.21
Mortgage loans held for sale	43,554	501	4.56	13,388	159	4.71
Assets held in trading accounts	—	—	—	52	—	—
Loans	11,641,843	162,515	5.54	6,261,507	77,511	4.91
Total interest earning assets	14,373,253	180,377	4.98	8,182,292	89,235	4.33
Non-earning assets	1,667,631			993,315
Total assets	$16,040,884			$9,175,607

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,840,403	$16,373	0.95	$4,227,567	$3,920	0.37
Time deposits	2,379,142	8,017	1.34	1,330,889	2,110	0.63
Total interest bearing deposits	9,219,545	24,390	1.05	5,558,456	6,030	0.43
Federal funds purchased and securities sold under agreements to repurchase	107,770	104	0.38	115,583	83	0.28
Other borrowings	1,375,052	6,240	1.80	502,972	1,875	1.48
Subordinated debt and debentures	379,168	5,282	5.53	67,367	677	3.99
Total interest bearing liabilities	11,081,535	36,016	1.29	6,244,378	8,665	0.55

Non-interest bearing liabilities:
Non-interest bearing deposits	2,679,469			1,613,248
Other liabilities	103,315			62,287
Total liabilities	13,864,319			7,919,913
Stockholders’ equity	2,176,565			1,255,694
Total liabilities and stockholders’ equity	$16,040,884			$9,175,607
Net interest spread			3.69			3.78
Net interest margin		$144,361	3.98		$80,570	3.91

	Nine Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS

Earning assets:
Interest bearing balances due from banks and federal funds sold	$378,468	$3,828	1.35	$186,423	$986	0.71
Investment securities - taxable	1,714,898	31,255	2.44	1,219,851	19,925	2.18
Investment securities - non-taxable	505,170	13,918	3.68	443,817	14,343	4.32
Mortgage loans held for sale	29,111	964	4.43	12,371	430	4.65
Assets held in trading accounts	—	—	—	50	—	—
Loans	11,209,992	456,257	5.44	5,967,036	219,924	4.93
Total interest earning assets	13,837,639	506,222	4.89	7,829,548	255,608	4.36
Non-earning assets	1,736,123			971,127
Total assets	$15,573,762			$8,800,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,664,347	$39,414	0.79	$4,082,157	$9,350	0.31
Time deposits	2,206,873	19,034	1.15	1,290,218	5,700	0.59
Total interest bearing deposits	8,871,220	58,448	0.88	5,372,375	15,050	0.37
Federal funds purchased and securities sold under agreements to repurchase	111,760	302	0.36	114,054	250	0.29
Other borrowings	1,311,781	16,520	1.68	427,741	4,628	1.45
Subordinated debt and debentures	336,990	12,350	4.90	63,946	1,870	3.91
Total interest bearing liabilities	10,631,751	87,620	1.10	5,978,116	21,798	0.49

Non-interest bearing liabilities:
Non-interest bearing deposits	2,673,285			1,559,093
Other liabilities	129,908			52,979
Total liabilities	13,434,944			7,590,188
Stockholders’ equity	2,138,818			1,210,487
Total liabilities and stockholders’ equity	$15,573,762			$8,800,675
Net interest spread			3.79			3.87
Net interest margin		$418,602	4.04		$233,810	3.99

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine month periods ended September 30, 2018, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total

Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$310	$445	$755	$1,508	$1,334	$2,842
Investment securities - taxable	3,243	1,075	4,318	8,814	2,516	11,330
Investment securities - non-taxable	1,263	(540)	723	1,842	(2,267)	(425)
Mortgage loans held for sale	347	(5)	342	555	(21)	534
Loans	74,007	10,997	85,004	211,254	25,079	236,333
Total	79,170	11,972	91,142	223,973	26,641	250,614

Interest expense:
Interest bearing transaction and savings accounts	3,500	8,953	12,453	8,586	21,478	30,064
Time deposits	2,432	3,475	5,907	5,698	7,636	13,334
Federal funds purchased and securities sold under agreements to repurchase	(6)	27	21	(5)	57	52
Other borrowings	3,879	486	4,365	11,018	874	11,892
Subordinated notes and debentures	4,250	355	4,605	9,894	586	10,480
Total	14,055	13,296	27,351	35,191	30,631	65,822
Increase (decrease) in net interest income	$65,115	$(1,324)	$63,791	$188,782	$(3,990)	$184,792

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

The provision for loan losses for the three month period ended September 30, 2018, was $10.3 million, compared to $5.5 million for the three month period ended September 30, 2017, an increase of $4.9 million. The provision for loan losses for the nine month period ended September 30, 2018, was $28.5 million, compared to $16.8 million for the nine month period ended September 30, 2017, an increase of $11.7 million. See Allowance for Loan Losses section for additional information.

The provision increase was necessary to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, required an allowance to be established for those loans through a provision.

Additionally, the provision on loans acquired for the nine months ended September 30, 2018 was $1,837,000. There was no provision on loans acquired for the three months ended September 30, 2018 and 2017. The provision on loans acquired for the nine months ended September 30, 2017 was $1,464,000. The provision on loans acquired for all periods was the result of a decrease in expected cash flows from our required ongoing evaluation of credit marks on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $33.7 million for the three month period ended September 30, 2018, a decrease of approximately $2.6 million, or 7.2%, compared to $36.3 million for the same period in 2017. Total non-interest income was $109.3 million for the nine month period ended September 30, 2018, an increase of approximately $7.2 million, or 7.0%, compared to $102.1 million for the same period in 2017.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2018 and 2017, respectively, as well as changes in 2018 from 2017.

Table 5:  Non-Interest Income

	Three Months Ended September 30,		2018 Change from		Nine Months Ended September 30,		2018 Change from
(In thousands)	2018	2017	2017		2018	2017	2017
Trust income	$6,277	$4,225	$2,052	48.6%	$17,148	$12,550	$4,598	36.6%
Service charges on deposit accounts	10,837	8,907	1,930	21.7	31,245	25,492	5,753	22.6
Other service charges and fees	1,201	2,433	(1,232)	(50.6)	5,968	7,145	(1,177)	(16.5)
Mortgage and SBA lending income	1,825	3,219	(1,394)	(43.3)	9,400	9,603	(203)	(2.1)
Investment banking income	664	680	(16)	(2.4)	2,312	2,007	305	15.2
Debit and credit card fees	6,820	8,864	(2,044)	(23.1)	25,721	25,457	264	1.0
Bank owned life insurance income	1,105	725	380	52.4	3,310	2,402	908	37.8
Gain on sale of securities, net	54	3	51	*	53	2,302	(2,249)	(97.7)
Net (loss) gain on sale of premises held for sale	—	(325)	325	(100.0)	—	264	(264)	(100.0)
Net gain on sale of insurance lines of business	—	3,708	(3,708)	(100.0)	—	3,708	(3,708)	(100.0)
Other income	4,942	3,893	1,049	27.0	14,151	11,206	2,945	26.3
Total non-interest income	$33,725	$36,332	$(2,607)	(7.2)%	$109,308	$102,136	$7,172	7.0%
_____________________________
*    Not meaningful

Recurring fee income (service charges, trust fees and debit and credit card fees) for the three month period ended September 30, 2018, was $25.1 million, an increase of $706,000 from the three month period ended September 30, 2017. Trust income increased by $2.1 million or 48.6%, and total service charges increased by $698,000, or 6.2%. The increases in service charges were due to additional accounts acquired from OKSB and First Texas. The increase in trust income is from continued positive growth in our existing personal trust and investor management client base as well as from the recent acquisitions. Conversely, at the beginning of July 2018, we became subject to the interchange rate cap as established by the Durbin amendment, as previously discussed, resulting in a $2.2 million reduction in debit card fees during the third quarter 2018 when compared to the third quarter of 2017. Mortgage lending income decreased $1.4 million, or 43.3% and was primarily due to less mortgage lending transactions due to rising interest rates. During the third quarter of 2017, we recognized the gain on sale of the insurance lines of business, which also contributed to the net decrease in non-interest income for the three month period ended September 30, 2018.

Recurring fee income for the nine month period ended September 30, 2018, was $80.1 million, an increase of $9.4 million from the nine month period ended September 30, 2017. Trust income increased by $4.6 million or 36.6% and total service charges increased by $4.6 million, or 14.0%. The increases in service charges were due to additional accounts from the recent acquisitions. The increase in trust income is from continued positive growth in our existing personal trust and investor management client base as well as from the recent acquisitions. The increases in the nine month period ended September 30, 2018 were partially offset by a reduction in gains on the sale of securities and the sale of the insurance lines of business that was recognized during 2017.

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

Non-interest expense for the three months ended September 30, 2018 was $100.3 million, an increase of $34.1 million, or 51.5%, from the same period in 2017. Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the three months ended September 30, 2018 increased $33.2 million, or 50.8%, from the same period in 2017. Non-interest expense for the nine months ended September 30, 2018 was $296.8 million, an increase of $92.9 million, or 45.6%, from the same period in 2017. Normalizing for the non-core merger related costs and branch right sizing expenses, non-interest expense for the nine months ended September 30, 2018 increased $96.1 million, or 49.1%, from the same period in 2017.

The increases in both periods were primarily due to the incremental operating expenses of the acquired franchises, with the largest increases being in salaries and employee benefits, occupancy expense, deposit insurance and amortization of intangibles. The increases were partially offset by reductions in merger related costs due to the timing of the 2017 acquisitions.

Table 6 below shows non-interest expense for the three and nine month periods ended September 30, 2018 and 2017, respectively, as well as changes in 2018 from 2017.

Table 6:  Non-Interest Expense

	Three Months Ended September 30,		2018 Change from		Nine Months Ended September 30,		2018 Change from
(In thousands)	2018	2017	2017		2018	2017	2017
Salaries and employee benefits	$55,515	$35,285	$20,230	57.3%	$167,550	$105,026	$62,524	59.5%
Occupancy expense, net	7,713	4,928	2,785	56.5	22,594	14,459	8,135	56.3
Furniture and equipment expense	3,761	4,840	(1,079)	(22.3)	12,184	13,833	(1,649)	(11.9)
Other real estate and foreclosure expense	538	1,071	(533)	(49.8)	2,940	2,177	763	35.1
Deposit insurance	2,248	1,020	1,228	120.4	6,232	2,480	3,752	151.3
Merger related costs	804	752	52	6.9	3,980	7,879	(3,899)	(49.5)
Other operating expenses:
Professional services	4,616	3,946	670	17.0	13,896	13,079	817	6.3
Postage	1,262	1,091	171	15.7	4,103	3,427	676	19.7
Telephone	1,248	943	305	32.3	4,217	3,003	1,214	40.4
Credit card expenses	3,405	3,137	268	8.5	9,820	9,081	739	8.1
Marketing	2,912	1,219	1,693	138.9	6,334	4,253	2,081	48.9
Operating supplies	585	592	(7)	(1.2)	1,917	1,406	511	36.3
Amortization of intangibles	2,772	1,724	1,048	60.8	8,394	4,828	3,566	73.9
Branch right sizing expense	970	153	817	*	1,049	370	679	183.5
Other expense	11,904	5,458	6,446	118.1	31,623	18,588	13,035	70.1
Total non-interest expense	$100,253	$66,159	$34,094	51.5%	$296,833	$203,889	$92,944	45.6%
_____________________________
*    Not meaningful

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $6.618 billion and $4.778 billion during the first nine months of 2018 and 2017, respectively. As of September 30, 2018, total loans, excluding loans acquired, were $8.12 billion, an increase of $2.42 billion from December 31, 2017. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2017 to September 30, 2018 included $741.4 million in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of September 30, 2018.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2018	December 31, 2017

Consumer:
Credit cards	$182,137	$185,422
Other consumer	259,581	280,094
Total consumer	441,718	465,516
Real estate:
Construction	1,229,888	614,155
Single family residential	1,401,991	1,094,633
Other commercial	3,077,188	2,530,824
Total real estate	5,709,067	4,239,612
Commercial:
Commercial	1,608,342	825,217
Agricultural	218,778	148,302
Total commercial	1,827,120	973,519
Other	145,369	26,962
Total loans, excluding loans acquired, before allowance for loan losses	$8,123,274	$5,705,609
Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $441.7 million at September 30, 2018, or 5.4% of total loans, compared to $465.5 million, or 8.2% of total loans at December 31, 2017. The decrease in consumer loans from December 31, 2017, to September 30, 2018, was primarily due to decreases in our liquidating indirect lending and consumer finance portfolios.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $5.709 billion at September 30, 2018, or 70.3% of total loans, compared to $4.240 billion, or 74.3%, of total loans at

December 31, 2017, an increase of $1,469.5 million. The increase is due to strong loan growth in new markets from the recent acquisitions as well as loans migrating from the acquired loan portfolio.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $1,827.1 million at September 30, 2018, or 22.5% of total loans, compared to $973.5 million, or 17.1% of total loans at December 31, 2017, an increase of $853.6 million. Non-agricultural commercial loans increased to $1.608 billion, a $783.1 million increase, or 94.9%, from December 31, 2017. Much of the significant commercial loan growth is indirectly driven by our acquisitions. As the size of the Bank grows, so do our deposits and capital base, allowing us to solicit and close on substantially larger loans in our expanded markets. Agricultural loans increased to $218.8 million, a $70.5 million increase, or 47.5%, growth primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

Table 8 reflects the carrying value of all loans acquired as of September 30, 2018 and December 31, 2017.

Table 8:  Loans Acquired

(In thousands)	September 30, 2018	December 31, 2017

Consumer:
Other consumer	$21,278	$51,467
Real estate:
Construction	467,895	637,032
Single family residential	606,866	793,228
Other commercial	2,040,189	2,387,777
Total real estate	3,114,950	3,818,037
Commercial:
Commercial	596,641	995,587
Agricultural	2,052	66,576
Total commercial	598,693	1,062,163
Other	—	142,409
Total loans acquired (1)	$3,734,921	$5,074,076
_______________________________________
(1)    Loans acquired are reported net of a $1.345 million and $418,000 allowance at September 30, 2018 and December 31, 2017, respectively.

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

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure in the first nine months of 2018. During the nine months ended September 30, 2018, we recorded approximately $1.8 million in a provision for these loans and charge-offs of $910,000, resulting in an allowance for loan losses for purchased impaired loans at September 30, 2018 of $1.3 million. See Note 2, Acquisitions, and Note 6, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for further discussion of loans acquired.

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

Total non-performing assets, excluding all loans acquired, decreased by $15.0 million from December 31, 2017 to September 30, 2018. Foreclosed assets held for sale decreased by $9.5 million. Nonaccrual loans decreased by $5.1 million during the period, primarily commercial loans. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.44% at September 30, 2018, compared to 0.57% at December 31, 2017.

In September 2018, we sold approximately $32 million of substandard rated loans that consisted of both legacy and acquired loans. The loans had adequate reserves, thus no additional provision expense was required. However, the sale increased net charge-offs by approximately $4.6 million.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance increased to $13.2 million at September 30, 2018, compared to $12.9 million at December 31, 2017. The majority of our TDR balances remain in the CRE portfolio with the largest balance comprised of four relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. The allowance for loan losses as a percent of total legacy loans was 0.68% as of September 30, 2018. Non-performing loans equaled 0.50% of total loans. Non-performing assets were 0.39% of total assets, a 13 basis point decrease from December 31, 2017. The allowance for loan losses was 136% of non-performing loans. Our annualized net charge-offs to total loans for the first nine months of 2018 was 0.26%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.23%. Annualized net credit card charge-offs to total credit card loans were 1.58%, compared to 1.61% during the full year 2017, and 216 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

(Dollars in thousands)	September 30, 2018	December 31, 2017

Nonaccrual loans (1)	$40,505	$45,642
Loans past due 90 days or more (principal or interest payments)	281	520
Total non-performing loans	40,786	46,162
Other non-performing assets:
Foreclosed assets held for sale	22,664	32,118
Other non-performing assets	524	675
Total other non-performing assets	23,188	32,793
Total non-performing assets	$63,974	$78,955

Performing TDRs	$8,413	$7,107
Allowance for loan losses to non-performing loans	136%	90%
Non-performing loans to total loans	0.50%	0.81%
Non-performing assets (including performing TDRs) to total assets (2)	0.44%	0.57%
Non-performing assets to total assets (2)	0.39%	0.52%
_______________________________________

(1)	Includes nonaccrual TDRs of approximately $4.8 million at September 30, 2018 and $5.8 million at December 31, 2017.

(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2018 and 2017.

At September 30, 2018, impaired loans, net of government guarantees and loans acquired, were $47.4 million compared to $43.9 million at December 31, 2017. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for legacy loans is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2018	2017

Balance, beginning of year	$41,668	$36,286
Loans charged off:
Credit card	2,930	2,962
Other consumer	3,743	2,986
Real estate	5,568	3,264
Commercial	3,143	3,083
Total loans charged off	15,384	12,295
Recoveries of loans previously charged off:
Credit card	778	788
Other consumer	403	1,771
Real estate	624	757
Commercial	578	83
Total recoveries	2,383	3,399
Net loans charged off	13,001	8,896
Provision for loan losses (1)	26,691	15,327
Balance, September 30 (3)	$55,358	$42,717

Loans charged off:
Credit card		943
Other consumer		781
Real estate		4,725
Commercial		4,754
Total loans charged off		11,203
Recoveries of loans previously charged off:
Credit card		233
Other consumer		468
Real estate		233
Commercial		20
Total recoveries		954
Net loans charged off		10,249
Provision for loan losses (2)		9,200
Balance, end of year (3)		$41,668
_______________________________________

(1)
Provision for loan losses of $1,837,000 attributable to loans acquired, was excluded from this table for 2018 (total year-to-date provision for loan losses was $28,528,000) and $1,464,000 was excluded from this table for 2017 (total 2017 provision for loan losses was $16,792,000). Charge offs of $910,000 on loans acquired were excluded from this table for 2018 and $2.0 million for 2017.

(2)	Provision for loan losses of $1,866,000 attributable to loans acquired, was excluded from this table for 2017 (total 2017 provision for loan losses was $26,393,000).

(3)
Allowance for loan losses at September 30, 2018 includes $1,345,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2017 and September 30, 2017 includes $418,000 and $391,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2018 was $56,703,000 and total allowance for loan losses at December 31, 2017 and September 30, 2017 was $42,086,000 and $43,108,000, respectively.

Provision for Loan Losses

The amount of provision added to the allowance during the three and nine months ended September 30, 2018 and 2017, and for the year ended December 31, 2017, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of September 30, 2018, the allowance for loan losses reflects an increase of approximately $13.7 million from December 31, 2017, while total loans, excluding loans acquired, increased by $2.4 billion over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)

Credit cards	$3,851	2.2%	$3,784	3.2%
Other consumer	2,694	3.2%	3,489	4.9%
Real estate	29,470	70.3%	27,281	74.3%
Commercial	19,214	22.5%	7,007	17.1%
Other	129	1.8%	107	0.5%
Total (2)	$55,358	100.0%	$41,668	100.0%

_______________________________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

(2)
Allowance for loan losses at September 30, 2018 and December 31, 2017 includes $1,345,000 and $418,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2018 and December 31, 2017 was $56,703,000 and $42,086,000, respectively.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 191 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of September 30, 2018, core deposits comprised 81.3% of our total deposits.

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

Our total deposits as of September 30, 2018, were $12.1 billion, an increase of $995.6 million from December 31, 2017. During the third quarter 2018, we began marketing campaigns directed towards deposit growth and we have also continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $9.6 billion at September 30, 2018, compared to $9.2 billion at December 31, 2017, a $394.9 million increase. Total time deposits increased $600.8 million to $2.5 billion at September 30, 2018, from $1.9 billion at December 31, 2017. We had $902.6 million and $442.0 million of brokered deposits at September 30, 2018, and December 31, 2017, respectively.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.8 billion and $1.5 billion at September 30, 2018 and December 31, 2017, respectively. The outstanding balance for September 30, 2018 includes $1.4 billion in FHLB short-term advances, $15.9 million in FHLB long-term advances, $330.0 million in subordinated notes and $42.9 million of trust preferred securities and other subordinated debt. FHLB short-term advances mostly consist of FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. The Company’s FOTO advances outstanding at the end of the third quarter have ten to fifteen year maturity dates with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the likelihood of FHLB exercising the options within a year of the settlement dates based upon the rising rate environment and the short lockout periods.

In March 2018, we issued $330 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering. The Notes will mature on April 1, 2028 and will be subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. In October 2018, we entered into a First Amendment to the Credit Agreement with U.S. Bank National Association, which primarily extended the expiration date to October 2019 and reduced the $75.0 million to $50.0 million.

During the first nine months of 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Credit Agreement and the unsecured debt from correspondent banks. During the first quarter 2018, we repaid the $75.0 million outstanding balance on the Credit Agreement and the $43.3 million in notes payable. We also repaid approximately $94.9 million during the second and third quarters of 2018 in trust preferred securities. The other subordinated debentures acquired from First Texas for approximately $19.1 million were called as of September 30, 2018. Principal and interest will be paid to the holders of the subordinated debt beginning on October 1, 2018.

CAPITAL

Overview

At September 30, 2018, total capital was $2.183 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2018, our common equity to assets ratio was 13.41% compared to 13.85% at year-end 2017.

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

Stock Repurchase

On July 23, 2012, we announced the adoption by our Board of Directors of a stock repurchase program which authorized the repurchase of up to 1,700,000 (split adjusted) of Class A common stock, or approximately 2% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. We may discontinue purchases at any time that management determines additional purchases are not warranted. We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during the first nine months of 2018 or 2017.

Cash Dividends

We declared cash dividends on our common stock of $0.45 per share for the first nine months of 2018 compared to $0.375 per share (split adjusted) for the first nine months of 2017, an increase of $0.075, or 20%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2018, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2018 and December 31, 2017 are presented in Table 12 below:

Table 12:  Risk-Based Capital

(Dollars in thousands)	September 30, 2018	December 31, 2017

Tier 1 capital:
Stockholders’ equity	$2,183,319	$2,084,564
Goodwill and other intangible assets	(914,788)	(902,371)
Unrealized loss on available-for-sale securities, net of income taxes	48,040	17,264
Total Tier 1 capital	1,316,571	1,199,457
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	1	1
Trust preferred securities and subordinated debt	372,934	140,565
Qualifying allowance for loan losses	63,618	48,947
Total Tier 2 capital	436,553	189,513
Total risk-based capital	$1,753,124	$1,388,970

Risk weighted assets	$13,402,910	$12,234,160

Assets for leverage ratio	$15,179,889	$13,016,478

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	9.82%	9.80%
Tier 1 leverage ratio	8.67%	9.21%
Tier 1 risk-based capital ratio	9.82%	9.80%
Total risk-based capital ratio	13.08%	11.35%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

The final rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of September 30, 2018, the Company and its bank subsidiary would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $372.9 million is included as Tier 2 and total capital as of September 30, 2018.

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

RECONCILIATION OF NON-GAAP MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of insurance lines of business, merger related costs and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

We have $939.7 million and $948.7 million total goodwill and other intangible assets for the periods ended September 30, 2018 and December 31, 2017, respectively. Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

All per share data has been restated to reflect the retroactive effect of the two-for-one stock split which occurred during February 2018.

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Net income	$55,193	$28,852	$160,067	$74,037
Non-core items:
Gain on sale of insurance lines of business	—	(3,708)	—	(3,708)
Merger related costs	804	752	3,980	7,879
Branch right sizing	970	435	1,049	53
Tax effect (1)	(463)	1,415	(1,314)	(1,230)
Net non-core items	1,311	(1,106)	3,715	2,994
Core earnings (non-GAAP)	$56,504	$27,746	$163,782	$77,031

Diluted earnings per share	$0.59	$0.44	$1.72	$1.16
Non-core items:
Gain on sale of insurance lines of business	—	(0.06)	—	(0.06)
Merger related costs	0.01	0.01	0.04	0.12
Branch right sizing	0.01	0.01	0.01	—
Tax effect (1)	—	0.03	(0.01)	(0.02)
Net non-core items	0.02	(0.01)	0.04	0.04
Diluted core earnings per share (non-GAAP)	$0.61	$0.43	$1.76	$1.20
_______________________________________

(1)	Effective tax rate of 26.135% for 2018 and 39.225% for 2017, adjusted for non-deductible merger-related and branch right sizing costs.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	September 30, 2018	December 31, 2017

Total common stockholders’ equity	$2,183,319	$2,084,564
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(93,975)	(106,071)
Total intangibles	(939,662)	(948,722)
Tangible common stockholders’ equity	$1,243,657	$1,135,842
Shares of common stock outstanding	92,291,070	92,029,118

Book value per common share	$23.66	$22.65

Tangible book value per common share (non-GAAP)	$13.48	$12.34

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	September 30, 2018	December 31, 2017

Total common stockholders’ equity	$2,183,319	$2,084,564
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(93,975)	(106,071)
Total intangibles	(939,662)	(948,722)
Tangible common stockholders’ equity	$1,243,657	$1,135,842

Total assets	$16,281,264	$15,055,806
Intangible assets:
Goodwill	(845,687)	(842,651)
Other intangible assets	(93,975)	(106,071)
Total intangibles	(939,662)	(948,722)
Tangible assets	$15,341,602	$14,107,084

Ratio of equity to assets	13.41%	13.85%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.11%	8.05%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Net interest income	$142,968	$78,819	$414,771	$228,011
FTE adjustment	1,393	1,751	3,831	5,799
Fully tax equivalent net interest income	144,361	80,570	418,602	233,810
Total accretable yield	(10,006)	(2,890)	(31,413)	(12,109)
Core net interest income	$134,355	$77,680	$387,189	$221,701

Average earning assets – quarter-to-date	$14,373,253	$8,182,292	$13,837,639	$7,829,548

Net interest margin	3.98%	3.91%	4.04%	3.99%
Core net interest margin (non-GAAP)	3.71%	3.77%	3.74%	3.79%

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2018, undivided profits of Simmons Bank were approximately $342.0 million, of which approximately $1.6 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first sources of liquidity available to the Company are a $50 million revolving line of credit with U.S. Bank National Association for purposes of financing distributions, financing certain acquisitions and working capital purposes and Federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $395 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, the bank subsidiary has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $885.4 million of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 86.1% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 4.13% and 5.57%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of (8.13)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 100 basis points as of September 30, 2018 is considered remote given current interest rate levels and the recent rate increases by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2018:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base

Up 200 basis points	5.57%
Up 100 basis points	4.13%
Down 100 basis points	(8.13)%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
First Amendment to Revolving Credit Agreement and Revolving Credit Note, dated October 5, 2018, by and between Simmons First National Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K on October 5, 2018 (File No. 000-06253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 7, 2018	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	November 7, 2018	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	November 7, 2018	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer