Form 10-K
period 2018-12-31
SIMMONS FIRST NATIONAL CORP
filed 2019-02-27
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of 1934
	For the fiscal year ended:	December 31, 2018
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-6253

(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)
(870) 541-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Market®
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging Growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2018, was $2,680,880,943 based upon the last trade price as reported on the NASDAQ Market® of $29.90.
The number of shares outstanding of the Registrant’s Common Stock as of February 13, 2019, was 92,523,606.
Part III is incorporated by reference from the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2019.

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

A more detailed table of contents for the entire Form 10-K follows:

FORM 10-K INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “believe,” “budget,” “expect,” “foresee,” “anticipate,” “intend,” “indicate,” “target,” “estimate,” “plan,” “project,” “continue,” “contemplate,” “positions,” “prospects,” “predict,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” “might” or “may,” or by variations of such words or by similar expressions.  These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating or expansion strategy, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for loans, other real estate owned and; and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report. Many of these factors are beyond our ability to predict or control.  In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The Company is headquartered in Pine Bluff, Arkansas with total assets of $16.5 billion, loans of $11.7 billion, deposits of $12.4 billion and equity capital of $2.2 billion as of December 31, 2018. The Company, through its subsidiary bank, Simmons Bank, conducts banking operations at approximately 191 financial centers located in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

We seek to build shareholder value by, among other things, (i) focusing on strong asset quality, (ii) maintaining strong capital (iii) managing our liquidity position, (iv) improving our operational efficiency and (v) opportunistically growing our business, both organically and through acquisitions of financial institutions.

Subsidiary Bank

Our subsidiary bank, Simmons Bank, is an Arkansas state-chartered bank that has been in operation since 1903. Simmons First Investment Group, Inc., a wholly-owned subsidiary of Simmons Bank, is a registered investment advisor and a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are also wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of insurance coverage.

Simmons Bank provides financial services to individuals and businesses throughout our market areas. Simmons Bank offers consumer, real estate and commercial loans, checking, savings and time deposits. Simmons Bank and its subsidiaries have also developed through their experience, scale and acquisitions, specialized products and services that are in addition to those offered by the typical community bank. Those products include credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending.

Community Bank Strategy

Historically, we utilized separately chartered community banks, supported by Simmons Bank, to provide full service banking products and services across our footprint. During 2014, we consolidated six smaller subsidiary banks into Simmons Bank in order to effectively meet the increased regulatory burden facing banks, to reduce certain operating costs, and to more efficiently perform operational duties. After the charter consolidation and the 2015 mergers discussed below, Simmons Bank operated using a three-region structure listed as follows:

Region	Headquarters
Arkansas Region	Pine Bluff, Arkansas
Kansas/Missouri Region	Springfield, Missouri
Tennessee Region	Union City, Tennessee

After the 2017 acquisitions discussed below, Simmons Bank revised its regions into the following divisions:

Division	Headquarters
North Texas (Fort Worth, Texas and Dallas, Texas)	Fort Worth, Texas
Southeast (Arkansas, Tennessee, South Missouri)	Pine Bluff, Arkansas
Southwest (Oklahoma, Kansas, Colorado, Missouri, South Texas)	Stillwater, Oklahoma

Growth Strategy

Over the past 29 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990 we have completed 16 whole bank acquisitions, 1 trust company acquisition, 5 bank branch deals, 1 bankruptcy (363) acquisition, 4 FDIC failed bank acquisitions and 4 Resolution Trust Corporation failed thrift acquisitions.

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

In August 2014, we completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), including its wholly-owned bank subsidiary, Delta Trust & Bank. Also headquartered in Little Rock, Delta Trust had total assets of $420 million. The acquisition further expanded Simmons Bank’s presence in south, central and northwest Arkansas and allowed us the opportunity to provide services that had not previously been offered with the addition of Delta Trust’s insurance agency and securities brokerage service. We merged Delta Trust & Bank into Simmons Bank and completed the systems conversion in October 2014. At that time, we also closed 4 branch locations with overlapping footprints.

In February 2015, we completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), including its wholly-owned bank subsidiary, Liberty Bank. Liberty was headquartered in Springfield, Missouri, served southwest Missouri and had total assets of $1.1 billion. The acquisition further enhanced Simmons Bank’s presence not only in southwest Missouri but also in the St. Louis and Kansas City metropolitan areas. The acquisition also allowed us the opportunity to provide services that we had not previously offered in these areas such as trust and securities brokerage services. In addition, Liberty’s expertise in SBA lending enhanced our commercial offerings throughout our geographies. We merged Liberty Bank into Simmons Bank and completed the systems conversion in April 2015.

Also in February 2015, we completed the acquisition of Community First Bancshares, Inc. (“Community First”), including its wholly-owned bank subsidiary, First State Bank. Community First was headquartered in Union City, Tennessee, served customers throughout Tennessee and had total assets of $1.9 billion. The acquisition expanded our footprint into Tennessee and allowed us the opportunity to provide additional services to customers in this area and expand our community banking strategy. In addition, Community First’s expertise in SBA and consumer lending benefited our customers across each region. We merged First State Bank into Simmons Bank and completed the systems conversion in September 2015.

In October 2015, we completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks. Headquartered in Springfield, Missouri, Ozark Trust had over $1 billion in assets under management and provided a wide range of financial services for its clients including investment management, trust services, IRA rollover or transfers, successor trustee services, personal representatives and custodial services. As our first acquisition of a fee-only financial firm, Ozark Trust provided a new wealth management capability that can be leveraged across the Company’s entire geographic footprint.

In September 2016, we completed the acquisition of Citizens National Bank (“Citizens”), headquartered in Athens, Tennessee. Citizens had total assets of $585 million and strengthened our position in east Tennessee by nine branches. The acquisition expanded our footprint in east Tennessee and allowed us the opportunity to provide additional services to customers in this area and expand our community banking strategy. We merged Citizens into Simmons Bank and completed the systems conversion in October 2016.

In May 2017, we completed the acquisition of Hardeman County Investment Company, Inc. (“Hardeman”), headquartered in Jackson Tennessee, including its wholly-owned bank subsidiary, First South Bank. We acquired approximately $463 million in assets and strengthened our position in the western Tennessee market. We merged First South Bank into Simmons Bank and completed the systems conversion in September 2017. As part of the systems conversion, we consolidated or closed three existing Simmons Bank and two First South Bank branches due to overlapping footprint.

In October 2017, we completed the acquisition of First Texas BHC, Inc. (“First Texas”), headquartered in Fort Worth, Texas, including its wholly-owned bank subsidiary, Southwest Bank. Southwest Bank had total assets of $2.4 billion. This acquisition allowed us to enter the Texas banking markets, and it also strengthened our specialty product offerings in the areas of SBA lending and trust services. The systems conversion was completed in February 2018, at which time Southwest Bank was merged into Simmons Bank.

Also in October 2017, we completed the acquisition of Southwest Bancorp, Inc. (“OKSB”), including its wholly-owned bank subsidiary, Bank SNB. Headquartered in Stillwater, Oklahoma, OKSB provided us with $2.7 billion in assets, allowed us additional entry into the Oklahoma, Texas and Colorado banking markets, and strengthened our Kansas franchise and our product offerings in the healthcare and real estate industries. The systems conversion was completed in May 2018, at which time Bank SNB was merged into Simmons Bank.

In November 2018, we announced that the Company had entered into an Agreement and Plan of Merger with Reliance Bancshares, Inc. (“Reliance”) of Des Peres, Missouri - part of the greater St. Louis metropolitan area. The transaction is expected to close during the second quarter of 2019 and will add approximately $1.5 billion in assets. In addition, we will add approximately 20 branches to the Simmons Bank footprint, substantially enhance our retail presence within the St. Louis market, and enter the state of Illinois for the first time.

Acquisition Strategy

Merger and Acquisition activities are an important part of the Company’s growth strategy. We intend to focus our near-term acquisition strategy on traditional acquisitions. We continue to believe that the current economic conditions combined with a more restrictive bank regulatory environment will cause many financial institutions to seek merger partners in the near-to-intermediate future. We also believe our community banking philosophy, access to capital and successful acquisition history positions us as a purchaser of choice for community banks seeking a strong partner.

We expect that our target areas for acquisitions will continue to be primarily banks operating in growth markets within the existing footprint of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas markets. In addition, we will pursue opportunities with financial service companies with specialty lines of business and branch acquisitions within the existing markets as and when they arise.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates those transactions. The senior management teams of both our parent company and bank have had extensive experience during the past twenty-nine years in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks.

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

Principal Offices and Available Information

Our principal executive offices are located at 501 Main Street, Pine Bluff, Arkansas 71601, and our telephone number is (870) 541-1000.  We also have corporate offices in Little Rock, Arkansas.  We maintain a website at http://www.simmonsbank.com.  On this website under the section “Investor Relations”, we make our filings with the SEC available free of charge, along with other Company news and announcements.

Employees

As of December 31, 2018, the Company and its subsidiaries had approximately 2,654 full time equivalent employees.  None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups.  We consider our relationship with our employees to be good and have been recognized with “Best Places to Work” awards in several of our markets.

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

Subsidiary Bank

During the fourth quarter of 2010, the Company realigned the regulatory oversight for its affiliate banks in order to create efficiencies through regulatory standardization.  We operated as a multi-bank holding company and, over the years, acquired several banks.  In accordance with the corporate strategy, in place at that time, of leaving the bank structure unchanged, each acquired bank stayed intact as did its regulatory structure.  As a result, the Company’s eight affiliate banks were regulated by the Arkansas State Bank Department, the Federal Reserve, the FDIC, and/or the Office of the Comptroller of the Currency (“OCC”).

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

In January 2016 the bank’s board of directors approved the bank’s conversion from a national bank charter to a state bank charter. Effective April 1, 2016, the Bank converted from a national banking association to an Arkansas state-chartered bank. The Bank’s name changed to Simmons Bank. Simmons Bank is a member of the Federal Reserve System through the Federal Reserve Bank of St. Louis. The charter conversion was a strategic undertaking that we believe will enhance our operations in the long term.

The lending powers of the subsidiary bank are generally subject to certain restrictions, including the amount which may be lent to a single borrower.  Our subsidiary bank is a member of the FDIC, which provides insurance on deposits of each member bank up to applicable limits by the Deposit Insurance Fund.  For this protection, each bank pays a statutory assessment to the FDIC each year.

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

Risk-Weighted Capital Requirements for the Company and the Subsidiary Bank

Since 1993, banking organizations (including financial holding companies, bank holding companies and banks) were required to meet a minimum ratio of Total Capital to Total Risk-Weighted Assets of 8%, of which at least 4% must be in the form of Tier 1 Capital.  A well-capitalized institution was one that had at least a 10% “total risk-based capital” ratio.

Effective January 1, 2015, the Company and its subsidiary bank became subject to new capital regulations (the “Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. Banks. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with all of the final rule’s requirements will be phased in over a multi-year schedule. For a tabular summary of our risk-weighted capital ratios, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” and Note 21, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

The final rules include a new common equity Tier 1 capital to risk-weighted assets (CET1) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The Company and its subsidiary bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will phase in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

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

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. The FDIC’s prompt corrective action standards changed when these new capital regulations became effective. Under the new standards, in order to be considered well-capitalized, the bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Federal Deposit Insurance Corporation Improvement Act

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more “special assessments,” as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose.  As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary according to the level of risk incurred in the bank’s activities.  The risk category and risk-based assessment for a bank is determined from its classification, pursuant to the regulation, as well capitalized, adequately capitalized or undercapitalized.

FDICIA substantially revised the bank regulatory provisions of the Federal Deposit Insurance Act and other federal banking statutes, requiring federal banking agencies to establish capital measures and classifications.  Pursuant to the regulations issued under FDICIA, a depository institution will be deemed to be well capitalized if it significantly exceeds the minimum level required for each relevant capital measure; adequately capitalized if it meets each such measure; undercapitalized if it fails to meet any such measure; significantly undercapitalized if it is significantly below any such measure; and critically undercapitalized if it fails to meet any critical capital level set forth in regulations.  The federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC.  At their most recent regulatory examinations, the Company’s subsidiary bank was determined to be well capitalized under these regulations.

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

A variety of other provisions included in FDICIA may affect the operations of the Company and the subsidiary bank, including new reporting requirements, revised regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act included provisions affecting large and small financial institutions alike, including several provisions that profoundly affected how community banks, thrifts, and small bank and thrift holding companies are regulated.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act included a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.  The Dodd-Frank Act contained numerous other provisions affecting financial institutions of all types, many of which have an impact on our operating environment, including among other things, our regulatory compliance costs.

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

The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. Our subsidiary bank, Simmons Bank, exceeds $10 billion in total assets, and it is, therefore, subject to the assessment rates assigned to larger banks, which may result in higher deposit insurance premiums. The FDIC adopted a final rule on February 7, 2011 that implemented these provisions of the Dodd-Frank Act.

On April 26, 2016, the FDIC approved a final rule to improve the deposit insurance assessment system for the established small insured depository institutions and the rule became effective on July 1, 2016. This final rule determined assessment rates using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The final rule eliminated risk categories, but established minimum and maximum assessment rates based on regulatory composite ratings.

The final rule maintained the range of initial assessment rates that apply once the Deposit Insurance Fund Reserve Ratio reaches 1.15% and as such initial deposit insurance assessment rates fall once the reserve ratio reaches that threshold. The reserve ratio reached 1.15% as of September 30, 2016.

In addition, the final rule provided that surcharges on large banks end and small banks are eligible for assessment credits once the Deposit Insurance Fund Reserve Ratio reaches 1.35%. The reserve ratio reached 1.35% as of September 30, 2018, and we were notified by the FDIC that Simmons Bank was entitled to $3.6 million in assessment credits.

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

Impacts of Growth

During 2017, through internal growth and through acquisitions, the consolidated assets of the Company exceeded the $10 billion threshold.

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, became subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank received approximately $5.9 million less in debit card fees on a pre-tax basis in the last six months of 2018. We expect a similar reduction in debit card fees in the first half of 2019 compared to the first half of 2018.

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

Additionally, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”) and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank, with assets now exceeding $10 billion, is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, all of which impacts the operations of Simmons Bank.

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

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

The previous economic downturn elevated unemployment levels and negatively impacted consumer confidence. It also had a detrimental impact on industry-wide performance nationally as well as the Company’s market areas. Since 2013, improvement in several economic indicators have been noted, including increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels.

Past market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures can result in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, can all combine to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. In the previous economic downturn, some banks and other lenders suffered significant losses and became reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing can significantly weaken the strength and liquidity of some financial institutions worldwide.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the states where we operate, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

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

Some of the provisions of legislation and regulation that have adversely impacted the Company include: the Durbin Amendment to the Dodd-Frank Act which mandates a limit to debit card interchange fees and Regulation E amendments to the EFTA regarding overdraft fees. These provisions can limit the type of products we offer, the methods by which we offer them, and the prices at which they are offered. These provisions can also increase our costs in offering these products.

The CFPB has unprecedented authority over the regulation of consumer financial products and services. The CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers. The scope and impact of the CFPB’s actions can significantly impact the operations of the Company and the financial services industry in general.

These laws, regulations, and changes can increase our costs of regulatory compliance. They also can significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The ultimate impact of the many provisions in legislative and regulatory initiatives on the Company’s business and results of operations also depends upon regulatory interpretation and rulemaking. As a result, we are unable to predict the ultimate impact of future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.

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

Our subsidiary bank operates primarily within the states of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these seven states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

We have a sizeable consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.64% and 1.61% of our average outstanding credit card balances for the years ended December 31, 2018 and 2017, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, that will, effective January 1, 2020, substantially change the accounting for credit losses and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in generally accepted accounting principles (“GAAP”) for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address the upcoming change to the allowance measurement and subsequent concerns related to the impact on capital and capital planning. The rule provides an optional three-year phase-in period for the day-one adverse regulatory capital impact upon adoption of the standard. The impact of this final rule will depend on whether we elect to phase in the impact of the standard over a three-year period. The adoption of the standard may result in an overall material increase in the allowance for credit losses. However, the impact at adoption will be influenced by the portfolios' composition and quality at the adoption date as well as economic conditions and forecasts at that time. It is also possible that ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.

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

A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered an unsafe and unsound banking practice or a violation of the FRB’s regulations, or both. Accordingly, if the financial condition of our subsidiary banks were to deteriorate, we could be compelled to provide financial support to our subsidiary bank at a time when, absent such FRB policy, we may not deem it advisable to provide such assistance. Under such circumstances, there is a possibility that we may not either have adequate available capital or feel sufficiently confident regarding our financial condition, to enter into acquisitions, pay dividends, or engage in other corporate activities.

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

Risks Related to Owning Our Stock

The holders of our subordinated notes and subordinated debentures have rights that are senior to those of our common shareholders. If we defer payments of interest on our outstanding subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to our common stock.

We have subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock. In addition, in the event of our bankruptcy, dissolution or liquidation, the holders of both the subordinated debentures and the subordinated notes must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock.

We may be unable to, or choose not to, pay dividends on our common stock.

We cannot assure you of our ability to continue to pay dividends. Our ability to pay dividends depends on the following factors, among others:

•
We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our subsidiary bank, is subject to federal and state laws that limit the ability of those banks to pay dividends;

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

If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our subsidiary bank becomes unable to pay dividends to us, we may not be able to service our debt or pay our other obligations or pay dividends on our common stock. Accordingly, our inability to receive dividends from our subsidiary bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

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

ITEM 2. PROPERTIES

The principal offices of the Company and of Simmons Bank consist of an eleven-story office building and adjacent office space located in the central business district of the city of Pine Bluff, Arkansas.  We have additional corporate offices located in Little Rock, Arkansas, including a twelve-story office building in Little Rock’s River Market district.

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.  The Company and Simmons Bank conduct financial operations from approximately 191 financial centers located in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

ITEM 3. LEGAL PROCEEDINGS

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

No items are reportable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ under the symbol “SFNC.”

As of February 13, 2019, there were 1,867 shareholders of record of our common stock.

See Part III, Item 12 of this Form 10-K for information relating to compensation plans under which our equity securities are authorized for issuance.

Stock Repurchase

The Company made no purchases of its common stock during the three months ended or years ended December 31, 2018 and 2017. Under the current stock repurchase plan, we can repurchase an additional 308,272 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL U.S. Bank & Thrift Index. The graph assumes an investment of $100 on December 31, 2013 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered as an indication of future performance.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Simmons First National Corporation	100.00	111.85	144.14	177.78	166.33	143.46
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank & Thrift	100.00	111.63	113.89	143.78	169.07	140.45

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data concerning the Company and is qualified in its entirety by the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report.  The income statement, balance sheet and per common share data as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

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

	Years Ended December 31,
(In thousands, except per share & other data)	2018	2017	2016	2015	2014
Income statement data:
Net interest income	$552,552	$354,930	$279,206	$278,595	$171,064
Provision for loan losses	38,148	26,393	20,065	9,022	7,245
Net interest income after provision for loan losses	514,404	328,537	259,141	269,573	163,819
Non-interest income	143,896	138,765	139,382	94,661	62,192
Non-interest expense	392,229	312,379	255,085	256,970	175,721
Income before taxes	266,071	154,923	143,438	107,264	50,290
Provision for income taxes	50,358	61,983	46,624	32,900	14,602
Net income	215,713	92,940	96,814	74,364	35,688
Preferred stock dividends	—	—	24	257	—
Net income available to common shareholders	$215,713	$92,940	$96,790	$74,107	$35,688

Per share data(10):
Basic earnings	2.34	1.34	1.58	1.32	1.06
Diluted earnings	2.32	1.33	1.56	1.31	1.05
Diluted core earnings (non-GAAP) (1)	2.37	1.70	1.64	1.59	1.14
Book value	24.33	22.65	18.40	17.27	13.69
Tangible book value (non-GAAP) (2)	14.18	12.34	11.98	10.98	10.07
Dividends	0.60	0.50	0.48	0.46	0.44
Basic average common shares outstanding	92,268,131	69,384,500	61,291,296	56,167,592	33,757,532
Diluted average common shares outstanding	92,830,485	69,852,920	61,927,092	56,419,322	33,844,052

	Years Ended December 31,
	2018	2017	2016	2015	2014
Balance sheet data at period end:
Assets	$16,543,337	$15,055,806	$8,400,056	$7,559,658	$4,643,354
Investment securities	2,440,946	1,957,575	1,619,450	1,526,780	1,082,870
Total loans	11,723,171	10,779,685	5,632,890	4,919,355	2,736,634
Allowance for loan losses (excluding loans acquired) (3)	56,599	41,668	36,286	31,351	29,028
Goodwill and other intangible assets	937,021	948,722	401,464	380,923	130,621
Non-interest bearing deposits	2,672,405	2,665,249	1,491,676	1,280,234	889,260
Deposits	12,398,752	11,092,875	6,735,219	6,086,096	3,860,718
Other borrowings	1,345,450	1,380,024	273,159	162,289	114,682
Subordinated debt and trust preferred	353,950	140,565	60,397	60,570	20,620
Stockholders’ equity	2,246,434	2,084,564	1,151,111	1,076,855	494,319
Tangible stockholders’ equity (non-GAAP) (2)	1,309,413	1,135,842	749,647	665,080	363,698

Capital ratios at period end:
Common stockholders’ equity to total assets	13.58%	13.85%	13.70%	13.84%	10.65%
Tangible common equity to tangible assets (non-GAAP) (4)	8.39%	8.05%	9.37%	9.26%	8.06%
Tier 1 leverage ratio	8.78%	9.21%	10.95%	11.20%	8.77%
Common equity Tier 1 risk-based ratio	10.22%	9.80%	13.45%	14.21%	n/a
Tier 1 risk-based ratio	10.22%	9.80%	14.45%	16.02%	13.43%
Total risk-based capital ratio	13.35%	11.35%	15.12%	16.72%	14.50%
Dividend payout to common shareholders	25.86%	37.59%	30.67%	34.98%	41.71%

Annualized performance ratios:
Return on average assets	1.37%	0.92%	1.25%	1.03%	0.80%
Return on average common equity	10.00%	6.68%	8.75%	7.90%	8.11%
Return on average tangible equity (non-GAAP) (2) (5)	18.44%	11.26%	13.92%	12.53%	10.99%
Net interest margin (6)	3.97%	4.07%	4.19%	4.55%	4.47%
Efficiency ratio (7)	52.85%	55.27%	56.32%	59.01%	67.22%

Balance sheet ratios: (8)
Nonperforming assets as a percentage of period-end assets	0.37%	0.52%	0.79%	0.85%	1.25%
Nonperforming loans as a percentage of period-end loans	0.41%	0.81%	0.91%	0.58%	0.63%
Nonperforming assets as a percentage of period-end loans and OREO	0.72%	1.38%	1.53%	1.94%	2.76%
Allowance to nonperforming loans	164.41%	90.26%	92.09%	165.83%	223.31%
Total allowance and credit coverage (non-GAAP) (9)	0.90%	1.21%	1.28%	1.77%	3.81%
Allowance for loan losses as a percentage of period-end loans	0.67%	0.73%	0.84%	0.97%	1.41%
Net charge-offs (recoveries) as a percentage of average loans	0.29%	0.35%	0.40%	0.17%	0.30%

Other data
Number of financial centers	191	200	150	149	109
Number of full time equivalent employees	2,654	2,640	1,875	1,946	1,338

_________________________
(1)Diluted core earnings per share is a non-GAAP financial measure. Diluted core earnings per share excludes from net income certain non-core items and then is divided by average diluted common shares outstanding. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(2)Because of Simmons’ significant level of intangible assets, total goodwill and core deposit premiums, management of Simmons believes a useful calculation for investors in their analysis of Simmons is tangible book value per share, which is a non-GAAP financial measure. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total common shareholders’ equity, and dividing the resulting number by the common stock outstanding at period end. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(3)The allowance for loan losses related to loans acquired (not shown in the table above) was $95,000 and $418,000 at December 31, 2018 and 2017, respectively, and $954,000 for the years ended December 31, 2016 and 2015. The total allowance for loan losses at December 31, 2018, 2017, 2016 and 2015 was $56,694,000, $42,086,000, $37,240,000 and $32,305,000, respectively.
(4)Tangible common equity to tangible assets ratio is a non-GAAP financial measure. The tangible common equity to tangible assets ratio is calculated by dividing total common shareholders’ equity less goodwill and other intangible assets (resulting in tangible common equity) by total assets less goodwill and other intangible assets as of and for the periods ended presented above. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(5)Return on average tangible equity is a non-GAAP financial measure that removes the effect of goodwill and other intangible assets, as well as the amortization of intangibles, from the return on average equity. This non-GAAP financial measure is calculated as net income, adjusted for the tax-effected effect of intangibles, divided by average tangible equity which is calculated as average shareholders’ equity for the period presented less goodwill and other intangible assets. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(6)Net interest margin is presented on a fully taxable equivalent basis that consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135% for periods beginning January 1, 2018 or 39.225% for periods prior to 2018.
(7)The efficiency ratio is noninterest expense before foreclosed property expense and amortization of intangibles as a percent of net interest income (fully taxable equivalent) and noninterest revenues, excluding gains and losses from securities transactions and non-core items. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(8)Excludes all loans acquired except for their inclusion in total assets.
(9)The total allowance and credit coverage ratio is calculated by dividing total loans by the sum of the allowance for loan losses and credit discounts on the acquired and impaired loans. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(10)Share and per share amounts have been restated for the two-for-one stock split in February 2018.

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

We evaluate loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. We evaluate purchased impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. A loan acquired is considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting decreased the effective tax rate during 2017 and 2018 as the standard impacted how the income tax effects associated with stock-based compensation are recognized.

2018 Overview

Our net income for the year ended December 31, 2018 was $215.7 million and diluted earnings per share were $2.32, increases of $122.8 million and $0.99, compared to the same period in 2017. Net income for both 2018 and 2017 included several significant non-core items that impacted net income, mostly related to our acquisitions and branch right sizing initiatives.  Excluding all non-core items, core earnings for the year ended December 31, 2018 was $220.2 million, or $2.37 diluted core earnings per share, compared to $119.0 million, or $1.70 diluted core earnings per share in 2017. See “GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures”.

In addition to producing record results for the entire year of 2018, we completed two successful system conversions for the banks acquired in late 2017 and a 2-for-1 stock split. We also announced yet another acquisition that will be completed in 2019. Throughout 2018, we experienced excellent organic growth in all our markets and balanced year-to-date loan yields with deposit costs in a rising-rate environment, all the while sustaining our reputable asset quality.

We completed the acquisitions of Southwest Bancorp, Inc., including its wholly-owned bank subsidiary, Bank SNB, and First Texas BHC, Inc., including its wholly-owned bank subsidiary, Southwest Bank, in October 2017. The systems conversion of Southwest Bank was completed during February 2018 while the systems conversion for Bank SNB was completed in May 2018. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to these acquisitions.

In March, we completed an offering of $330.0 million aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2028 (the “Notes”). The Notes will bear a fixed interest rate of 5.00% per year in years one through five, payable semi-annually in arrears, and a floating rate equal to three-month LIBOR plus 215 basis points in years six through ten, payable quarterly in arrears. The Notes were offered to the public at 100% of their face amount. We used approximately $232 million of the net proceeds from the sale of the Notes to repay outstanding indebtedness and the remainder for general corporate purposes. See Note 11, Other Borrowings and Subordinated Notes and Debentures, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to the Notes.

During August 2017, we, through our subsidiary bank, Simmons Bank, were the successful bidder at public auction held to discharge certain indebtedness owed to Simmons Bank and became the sole shareholder of Heartland Bank in Little Rock, Arkansas. During the first quarter of 2018, Heartland Bank completed the sale of the majority of its branches, as well as all of its deposits, to Relyance Bank, N.A. Also during the first quarter of 2018, we completed the sale of certain loans and other facilities related to the Heartland Bank held for sale assets and liabilities and we continue our liquidation strategy for the few remaining assets. See Note 4 for additional information related to assets and liabilities held for sale related to Heartland Bank as of December 31, 2018.

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

In November 2018, we announced our Next Generation Bank strategic initiative that we believe positions us to provide competitive banking services well into the future. Through this program, we will evaluate our banking systems and functions and improve or replace with the latest in banking technologies. This initiative will transform our Bank in many ways, but most importantly it will assist us in our efforts to create a differentiated experience where our customers will engage seamlessly across all channels including digital.

2018 was a remarkable year and we are very proud of our associates and accomplishments. In addition to producing record results and growing $1.5 billion organically, we focused on improving our delivery of products and services to our customers throughout our existing footprint. We will carry this momentum into 2019 as we continue to improve our business processes, expanding our customer relationships and closing on our acquisition.

Stockholders’ equity as of December 31, 2018 was $2.2 billion, book value per share was $24.33 and tangible book value per share was $14.18.  Our ratio of common stockholders’ equity to total assets was 13.6% and the ratio of tangible common stockholders’ equity to tangible assets was 8.4% at December 31, 2018. See “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion and reconciliation of non-GAAP measures. The Company’s Tier I leverage ratio of 8.8%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized”. See Table 18 – Risk-Based Capital for regulatory capital ratios.

Total loans, including loans acquired, were $11.7 billion at December 31, 2018, an increase of $943.5 million, or 8.8%, from the same period in 2017.  Acquired loans decreased by $1.78 billion, or 35.1%, net of discounts, while legacy loans (all loans excluding acquired loans) grew $2.72 billion, or 47.8%. Excluding the $942.8 million in loan balances that migrated from acquired loans, legacy loans grew $1.78 billion, or 31.2%. Our markets in North Texas, Northwest Arkansas, Southwest Tennessee, Middle Tennessee, St. Louis, Kansas City and Oklahoma City have all outpaced our average growth rate. Due to our increased size and scale, we are benefiting from access to new lending opportunities in these growth markets as well as in our historical legacy markets.

We continue to have good asset quality. At December 31, 2018, the allowance for loan losses for legacy loans was $56.6 million. The allowance for loan losses for loans acquired was $95,000 and the acquired loan discount credit mark was $49.3 million. The allowances for loan losses and credit marks provide a total of $106.0 million of coverage, which equates to a total coverage ratio of 0.90% of gross loans. The ratio of credit mark and related allowance to loans acquired was 1.48%.

Total assets were $16.5 billion at December 31, 2018 compared to $15.1 billion at December 31, 2017, an increase of $1.5 billion primarily due to strong organic loan growth.

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

The FRB sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The FRB target for the Federal Funds rate, which is the cost to banks of immediately available overnight funds, had remained unchanged at 0.00% - 0.25% since December 2008 through December 16, 2015 at which time the FRB did raise the target to 0.25% - 0.5%.  The FRB raised this target rate again to 0.5% - 0.75% on December 14, 2016. During 2017, the FRB raised this target rate in March, June and December ending at 1.25% - 1.50% as of December 14, 2017. In 2018, the FRB increased the target rate four times throughout the year ending at 2.25% - 2.50% as of December 20, 2018. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, had also remained unchanged at 3.25% from December 2008 to December 17, 2015 when the rate increased to 3.5%. On December 15, 2016, the prime interest rate increased to 3.75%. The prime interest rate increased three times during 2017 ultimately ending at 4.50% as of December 14, 2017. In 2018, the prime interest rate increased four times throughout the year ending at 5.50% as of December 20, 2018.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 65% of our loan portfolio and approximately 75% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 70% of our loans and 82% of our time deposits will reprice in the next year.

For the year ended December 31, 2018, net interest income on a fully taxable equivalent basis was $557.8 million, an increase of $195.2 million, or 53.8%, over the same period in 2017. The increase in net interest income was the result of a $283.3 million increase in interest income partially offset by a $88.1 million increase in interest expense.

The increase in interest income primarily resulted from an incremental $263.7 million of interest income on loans, consisting of legacy loans and loans acquired, and an increase of $14.8 million of interest income on investment securities. An increase in loan volume, resulting primarily from our acquisitions completed in the fourth quarter of 2017 as well as strong organic loan growth in 2018, generated $239.5 million of additional interest income. Furthermore, an increase in yield of 33 basis points led to an incremental $24.2 million in interest income during the year ended December 31, 2018.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 6, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2018, 2017 and 2016 interest income included $35.3 million, $27.8 million and $24.3 million, respectively, for the yield accretion recognized on loans acquired.

The $88.1 million increase in interest expense is primarily related to the growth in deposit accounts, higher cost of deposits due to the rising-rate environment and the additional subordinated and other debt. Interest expense increased $19.4 million due to deposit growth, primarily from the 2017 acquisitions, and $40.0 million due to the increase in yield of 51 basis points. Interest expense also increased $28.5 million due to increases in subordinated debt and increased FHLB borrowings. This increase is due to the timing of the newly issued subordinated debt at the end of the first quarter and the repayment of existing subordinated debentures that occurred throughout 2018.

Our net interest margin was 3.97% for the year ended December 31, 2018, down 10 basis points from 2017. Normalized for all accretion, our core net interest margin at December 31, 2018 and 2017 was 3.72% and 3.76%, respectively. The decrease in both the net interest margin and the core net interest margin in 2018 is primarily due to the rising rate environment and the issuance of the subordinated debt in first quarter 2018, discussed above, outpacing our growth in interest income on loans and investment securities.

Since December 2017, the Federal Reserve Board increased the Fed Funds target rate by 100 basis points. Our deposit beta was 57% and the core loan beta was 50%. During this same period, loan yield has remained flat and core loan yield has increased 50 basis points while cost of deposits has risen 45 basis points. The cost of borrowed funds increased 86 basis points since December 2017. The issuance of subordinated debt decreased the net interest margin approximately 5 basis points during 2018.

Our net interest margin was 4.07% and 4.19% for the years ended December 31, 2017 and 2016, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2018, 2017 and 2016, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2018 versus 2017 and 2017 versus 2016.

Table 1: Analysis of Net Interest Margin
(FTE =Fully Taxable Equivalent)

	Years Ended December 31,
(In thousands)	2018	2017	2016
Interest income	$680,687	$395,004	$301,005
FTE adjustment	5,297	7,723	7,722
Interest income - FTE	685,984	402,727	308,727
Interest expense	128,135	40,074	21,799
Net interest income - FTE	$557,849	$362,653	$286,928

Yield on earning assets - FTE	4.89%	4.52%	4.50%
Cost of interest bearing liabilities	1.19%	0.59%	0.41%
Net interest spread - FTE	3.70%	3.93%	4.09%
Net interest margin - FTE	3.97%	4.07%	4.19%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2018 vs. 2017	2017 vs. 2016
Increase due to change in earning assets	$255,326	$96,661
Increase (decrease) due to change in earning asset yields	27,931	(2,661)
Decrease due to change in interest bearing liabilities	(45,351)	(10,470)
Decrease due to change in interest rates paid on interest bearing liabilities	(42,710)	(7,805)
Increase in net interest income	$195,196	$75,725

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2018.  The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods.  The analysis is presented on a fully taxable equivalent basis.  Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2018			2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$409,092	$5,996	1.47	$225,466	$1,933	0.86	$199,983	$756	0.38
Investment securities - taxable	1,725,313	43,083	2.50	1,307,176	28,517	2.18	1,059,240	21,706	2.05
Investment securities - non-taxable	516,769	19,231	3.72	444,378	19,045	4.29	454,349	19,337	4.26
Mortgage loans held for sale	29,550	1,336	4.52	13,064	605	4.63	27,506	1,102	4.01
Assets held in trading accounts	—	—	—	41	—	—	4,752	16	0.34
Loans	11,355,890	616,338	5.43	6,918,293	352,627	5.10	5,109,492	265,810	5.20
Total interest earning assets	14,036,614	685,984	4.89	8,908,418	402,727	4.52	6,855,322	308,727	4.50
Non-earning assets	1,734,748			1,166,533			904,911
Total assets	$15,771,362			$10,074,951			$7,760,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,691,030	$56,903	0.85	$4,594,733	$18,112	0.39	$3,637,907	$8,050	0.22
Time deposits	2,344,303	30,307	1.29	1,430,701	9,644	0.67	1,263,317	7,167	0.57
Total interest bearing deposits	9,035,333	87,210	0.97	6,025,434	27,756	0.46	4,901,224	15,217	0.31
Federal funds purchased and securities sold under agreements to repurchase	110,986	423	0.38	117,147	347	0.30	112,030	273	0.24
Other borrowings	1,309,430	23,654	1.81	567,959	8,621	1.52	188,085	4,148	2.21
Subordinated debt and debentures	341,254	16,848	4.94	79,880	3,350	4.19	60,206	2,161	3.59
Total interest bearing liabilities	10,797,003	128,135	1.19	6,790,420	40,074	0.59	5,261,545	21,799	0.41

Non-interest bearing liabilities:
Non-interest bearing deposits	2,697,235			1,788,385			1,333,965
Other liabilities	120,027			105,331			56,575
Total liabilities	13,614,265			8,684,136			6,652,085
Stockholders’ equity	2,157,097			1,390,815			1,108,148
Total liabilities and stockholders’ equity	$15,771,362			$10,074,951			$7,760,233
Net interest spread			3.70			3.93			4.09
Net interest margin		$557,849	3.97		$362,653	4.07		$286,928	4.19

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$2,171	$1,892	$4,063	$107	$1,070	$1,177
Investment securities - taxable	10,030	4,536	14,566	5,338	1,473	6,811
Investment securities - non-taxable	2,877	(2,691)	186	(426)	134	(292)
Mortgage loans held for sale	745	(14)	731	(648)	151	(497)
Assets held in trading accounts	—	—	—	(8)	(8)	(16)
Loans	239,503	24,208	263,711	92,298	(5,481)	86,817
Total	255,326	27,931	283,257	96,661	(2,661)	94,000

Interest expense:
Interest bearing transaction and savings accounts	10,967	27,824	38,791	2,533	7,529	10,062
Time deposits	8,477	12,186	20,663	1,024	1,453	2,477
Federal funds purchased and securities sold under agreements to repurchase	(19)	95	76	13	61	74
Other borrowings	13,122	1,911	15,033	6,115	(1,642)	4,473
Subordinated notes and debentures	12,804	694	13,498	785	404	1,189
Total	45,351	42,710	88,061	10,470	7,805	18,275
Increase (decrease) in net interest income	$209,975	$(14,779)	$195,196	$86,191	$(10,466)	$75,725

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings in order to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk inherent in the loan portfolio. The level of provision to the allowance is based on management’s judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, assessment of current economic conditions, past due and non-performing loans and historical net loan loss experience. It is management’s practice to review the allowance on a monthly basis and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for loan losses for 2018, 2017 and 2016 was $38.1 million, $26.4 million and $20.1 million, respectively. The provision increase was necessary to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, required an allowance to be established for those loans through an increased provision.

The provision on loans acquired for 2018 included $3.3 million due to decreases in the expected cash flows on certain purchased credit impaired loans as identified by our required ongoing evaluation of credit marks.

Our provision expense for the year ending December 31, 2017 included building reserves for three commercial credits from the Wichita market which had specific impairments identified. Charge-offs of $7.6 million were recorded during 2017 related to these loans. $1.9 million in provision expense was recorded during the year ended December 31, 2017 as a result of a decrease in expected cash flows from our required ongoing evaluation of credit marks on certain purchased credit impaired loans.

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

Non-Interest Income

Total non-interest income was $143.9 million in 2018, compared to $138.8 million in 2017 and $139.4 million in 2016. Non-interest income for 2018 increased $5.1 million, or 3.7%, from 2017.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

During 2018, we had increases in trust income and service charges that were partially offset by reductions in debit card fees and mortgage and SBA lending income. Trust income increased $4.6 million, or 24.5%, and total service charges increased by $4.0 million, or 8.7%. The increase in total service charges was due to the additional accounts acquired from the 2017 acquisitions. The increase in trust income is from continued positive growth in our existing personal trust and investor management client base as well as from the 2017 acquisitions. Conversely, SBA lending premium income decreased $1.8 million when compared to 2017 as a result of remaining selective in our decisions regarding loan sales as premium rates have continued to be lower in recent months compared to the beginning of 2018. The decrease in mortgage lending income was due to less mortgage lending transactions as a result of continually rising interest rates throughout the year. Additionally, as of July 1, 2018, we became subject to the interchange rate cap as established by the Durbin amendment. Consequently, during the last six months of 2018, debit card fees decreased $5.9 million which contributed to the net $2.4 million reduction in debit card fees for 2018 when compared to 2017. For further discussion regarding the Durbin amendment and the expected future impact, see the “Impacts of Growth” section in Part I, Item 1, Business.

There was a $617,000 decrease in non-interest income from the year ended December 31, 2017 compared to the same period of 2016 primarily due to net gains recorded on the sale of securities of $1.1 million compared to $5.8 million in 2016. In addition, 2017 non-interest income from mortgage and SBA lending was $3.2 million less than 2016. These decreases were partially offset by the $3.7 million gain on the sale of the property and casualty insurance lines of business and increases in trust income, service charges and debit and credit card fees.

During 2017 and 2016 we recorded net gains of $264,000 and $241,000, respectively, on the sale of several branch locations which was part of our branch right sizing strategy. We actively market our former branch facilities in an effort to dispose of these non-earning assets.

Table 5 shows non-interest income for the years ended December 31, 2018, 2017 and 2016, respectively, as well as changes in 2018 from 2017 and in 2017 from 2016.

Table 5: Non-Interest Income

	Years Ended December 31,			2018 Change from		2017 Change from
(Dollars in thousands)	2018	2017	2016	2017		2016
Trust income	$23,128	$18,570	$15,442	$4,558	24.5%	$3,128	20.3%
Service charges on deposit accounts	42,508	36,079	32,414	6,429	17.8	3,665	11.3
Other service charges and fees	7,469	9,919	12,872	(2,450)	(24.7)	(2,953)	(22.9)
Mortgage and SBA lending income	11,043	13,316	16,483	(2,273)	(17.1)	(3,167)	(19.2)
Investment banking income	3,141	2,793	3,471	348	12.5	(678)	(19.5)
Debit and credit card fees	32,268	34,258	30,740	(1,990)	(5.8)	3,518	11.4
Bank owned life insurance income	4,415	3,503	3,324	912	26.0	179	5.4
Gain on sale of securities, net	61	1,059	5,848	(998)	(94.2)	(4,789)	(81.9)
Gain on sale of premises held for sale, net	—	264	241	(264)	(100.0)	23	9.5
Gain on sale of insurance lines of business, net	—	3,708	—	(3,708)	*	3,708	*
Other income	19,863	15,296	18,547	4,567	29.9	(3,251)	(17.5)
Total non-interest income	$143,896	$138,765	$139,382	$5,131	3.7%	$(617)	(0.4)%
_________________________
*Not meaningful

Recurring fee income (service charges, trust fees, debit and credit card fees and other fees) for 2018 was $105.4 million, an increase of $6.5 million, or 6.6%, when compared with the 2017 amounts. The majority of the increase was in trust income and service charges, previously discussed.

Recurring fee income for 2017 was $98.8 million, an increase of $7.4 million, or 8.0%, when compared with 2016. Trust income increased by $3.1 million, or 20.3%, service charges on deposit accounts increased $3.7 million, or 11.3% and debit and credit card fees increased by $3.5 million, or 11.4%. The increases in service charges and debit and credit card fees were due to additional accounts acquired from the 2017 acquisitions of Hardeman, OKSB and First Texas. The increase in trust income was from continued positive growth in our existing personal trust and investor management client base.

During 2016, we were intently focused on our bond portfolio strategy that involved actively looking to reduce the number of issuances we held in our portfolio and monitoring the market conditions for opportunities to sell securities and replace with comparable yields while only marginally extending the duration of the portfolio. As a result, our net gains on the sale of securities increased significantly during 2016 and we reverted back to a normalized level during 2017, resulting in the subsequent decreases in 2018 and 2017.

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

Non-interest expense for 2018 was $392.2 million, an increase of $79.9 million, or 25.6%, from 2017. The increase was primarily attributable to the incremental operating expenses of the 2017 acquired franchises, with the largest increases being in salaries and employee benefits, occupancy expense and deposit insurance with incremental costs of $62.4 million, $8.5 million and $5.0 million, respectively, when compared to 2017.

These increases were partially offset by reductions in merger related costs, furniture and equipment expense, professional services and marketing expense. Compared to 2017, merger related costs decreased $17.1 million, or 78.2%, due to the timing of the 2017 acquisitions. Similarly, the decrease in furniture and equipment expense of $3.0 million, or 15.7%, and the decrease in marketing expense of $2.7 million, or 24.5%, was due to the incremental costs incurred during 2017 related to the acquisitions. Professional services decreased $2.8 million, or 14.4%, primarily related to the 2017 incremental costs for exam fees, auditing and accounting services and general consulting expenses associated with our preparations to pass $10 billion in assets.

Excluding the non-core merger related costs, branch right sizing expenses, and the $5 million donation to the Simmons Foundation during 2017, non-interest expense for 2018 increased $101.1 million, or 35.5%, from 2017, primarily due to the incremental operating expenses of the 2017 acquisitions, previously discussed. Our investment in the Next Generation Banking Initiative began during 2018 with increases in software amortization and IT costs related to planned upgrades to many of our banking systems.

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

Also during 2017, professional services and marketing expense increased by $4.9 million and $4.2 million, respectively. The increase in professional services was primarily related to the three 2017 acquisitions and incremental costs for exam fees, auditing and accounting services and general consulting expenses associated with our preparations to pass $10 billion in assets. The increase in marketing expense was also primarily due to the additional costs associated with the 2017 acquisitions.

Conversely, branch right sizing expense decreased by $3.2 million during 2017 primarily due to closing ten branches during 2016. We recorded $3.6 million in branch rightsizing costs during 2016, primarily associated with the closure and maintenance of ten underperforming branches as part of our branch right sizing initiative. Due to the close proximity of the closed branches with other Simmons Bank branches, customers were not negatively impacted by the closings.

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

Amortization of intangibles recorded for the years ended December 31, 2018, 2017 and 2016, was $11.0 million, $7.7 million and $5.9 million, respectively. The current year increase is the result of a full year of amortization expense related to the intangibles added from the Hardeman, OKSB and First Texas acquisitions in 2017. The Company’s estimated amortization expense for each of the following five years is: 2019 – $10.57 million; 2020 – $10.55 million; 2021 – $10.49 million; 2022 – $10.44 million; and 2023 – $10.16 million. The estimated amortization expense decreases as intangible assets fully amortize in future years.

Table 6 below shows non-interest expense for the years ended December 31, 2018, 2017 and 2016, respectively, as well as changes in 2018 from 2017 and in 2017 from 2016.

Table 6: Non-Interest Expense

	Years Ended December 31,			2018 Change from		2017 Change from
(Dollars in thousands)	2018	2017	2016	2017		2016
Salaries and employee benefits	$216,743	$154,314	$133,457	$62,429	40.5%	$20,857	15.6%
Occupancy expense, net	29,610	21,159	18,667	8,451	39.9	2,492	13.4
Furniture and equipment expense	16,323	19,366	16,683	(3,043)	(15.7)	2,683	16.1
Other real estate and foreclosure expense	4,480	3,042	4,461	1,438	47.3	(1,419)	(31.8)
Deposit insurance	8,721	3,696	3,469	5,025	136.0	227	6.5
Merger related costs	4,777	21,923	4,835	(17,146)	(78.2)	17,088	*
Other operating expenses:
Professional services	16,685	19,500	14,630	(2,815)	(14.4)	4,870	33.3
Postage	5,785	4,686	4,599	1,099	23.5	87	1.9
Telephone	5,947	4,262	4,294	1,685	39.5	(32)	(0.8)
Credit card expenses	14,338	12,188	11,328	2,150	17.6	860	7.6
Marketing	8,410	11,141	6,929	(2,731)	(24.5)	4,212	60.8
Operating supplies	2,346	1,980	1,824	366	18.5	156	8.6
Amortization of intangibles	11,009	7,668	5,945	3,341	43.6	1,723	29.0
Branch right sizing expense	1,341	434	3,600	907	*	(3,166)	(87.9)
Other expense	45,714	27,020	20,364	18,694	69.2	6,656	32.7
Total non-interest expense	$392,229	$312,379	$255,085	$79,850	25.6%	$57,294	22.5%
_________________________
*Not meaningful

Income Taxes

The provision for income taxes for 2018 was $50.4 million, compared to $62.0 million in 2017 and $46.6 million in 2016. The effective income tax rates for the years ended 2018, 2017 and 2016 were 18.9%, 40.0% and 32.5%, respectively.

On December 22, 2017, the President signed tax reform legislation (the “2017 Act”) which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Act resulted in a one-time non-cash adjustment to income of $11.5 million during 2017.

The effective income tax rate was lower during 2018 than 2017 largely due to the 2017 Act, as well as the discrete tax benefits related to tax accounting for a cost segregation study, excess tax benefits related to restricted stock and a state tax deferred tax asset adjustment. See Note 9, Income Taxes, for further discussion related to these discrete tax benefits recognized during the year.

Loan Portfolio

Our legacy loan portfolio, excluding loans acquired, averaged $6.915 billion during 2018 and $5.493 billion during 2017. As of December 31, 2018, total loans, excluding loans acquired, were $8.430 billion, compared to $5.706 billion on December 31, 2017, an increase of $2.72 billion, or 47.8%. This marks the seventh consecutive year that we have seen annual growth in our legacy loan portfolio. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans). The growth in the legacy portfolio is attributable to strong loan growth in new markets from the 2017 acquisitions as well as loans migrating from the acquired loan portfolio, discussed below.

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2017 to December 31, 2018 included $942.8 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of December 31, 2018. Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 31.2% rate during 2018.

We seek to manage our credit risk by diversifying our loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an appropriate allowance for loan losses and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose, industry and by geographic region. We seek to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. We use the allowance for loan losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $405.5 million at December 31, 2018, or 4.8% of total loans, compared to $465.5 million, or 8.2% of total loans at December 31, 2017. The decrease in consumer loans was primarily due to decreases in our liquidating indirect lending and consumer finance portfolios. We exited these lines of business in early 2017 and the portfolios continue to pay down.

The credit card portfolio balance at December 31, 2018, increased by $18.8 million when compared to the same period in 2017. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction loans, single family residential loans and commercial loans. Real estate loans were $5.966 billion at December 31, 2018, or 70.8% of total loans, compared to $4.240 billion, or 74.3% of total loans at December 31, 2017, an increase of $1.727 billion, or 40.7%. Our construction and development (“C&D”) loans increased by $686.6 million, or 111.8%, single family residential loans increased by $345.8 million, or 31.6%, and commercial real estate (“CRE”) loans increased by $694.5 million, or 27.4%.

Commercial loans consist of non-real estate loans related to businesses and agricultural loans. Total commercial loans were $1.939 billion at December 31, 2018, or 23.0% of total loans, compared to the $973.5 million, or 17.1% of total loans at December 31, 2017, an increase of $965.9 million, or 99.2%.

During 2018, the increases in our loan portfolio were indirectly driven by our acquisitions. As the size of the bank grows, so do our deposits and capital base, allowing us to focus on and solicit substantially larger loan and banking relationships in our expanded markets. We met our 2018 loan growth expectations across all of our categories and we do expect to grow our portfolio in 2019, although on a smaller scale.

With modest improvement through 2017 and 2018, our ability to originate new loans within the oil and gas industry expanded. The recent acquisitions of OKSB and First Texas added expertise and relationship opportunities within those expanded footprints. While we do not consider the volume to be excessive or constitute a concentration, it is important to note that the exposure to the oil and gas industry will continue to be weighed as a growth opportunity and monitored closely for industry trends.

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

With the acquisition of OKSB our exposure to the healthcare industry has increased, however we do not consider the volume to be excessive or constitute a concentration, and performance of this sector of our portfolio has been satisfactory.

Table 7 reflects the legacy loan portfolio, excluding loans acquired.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Consumer:
Credit cards	$204,173	$185,422	$184,591	$177,288	$185,380
Other consumer	201,297	280,094	303,972	208,380	103,402
Total consumer	405,470	465,516	488,563	385,668	288,782
Real Estate:
Construction	1,300,723	614,155	336,759	279,740	181,968
Single family residential	1,440,443	1,094,633	904,245	696,180	455,563
Other commercial	3,225,287	2,530,824	1,787,075	1,229,072	714,797
Total real estate	5,966,453	4,239,612	3,028,079	2,204,992	1,352,328
Commercial:
Commercial	1,774,909	825,217	639,525	500,116	291,820
Agricultural	164,514	148,302	150,378	148,563	115,658
Total commercial	1,939,423	973,519	789,903	648,679	407,478
Other	119,042	26,962	20,662	7,115	5,133
Total loans, excluding loans acquired, before allowance for loan losses	$8,430,388	$5,705,609	$4,327,207	$3,246,454	$2,053,721

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

On September 9, 2016, we completed the acquisition of Citizens and issued 1,671,482 shares of the Company’s common stock valued at approximately $41.3 million as of September 9, 2016 plus $35.0 million in cash in exchange for all outstanding shares of Citizens common stock. Included in the acquisition were loans with a fair value of $340.9 million.

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

Table 8 reflects the carrying value of all acquired loans:

Table 8: Loans Acquired

	Years Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Consumer:
Other consumer	$15,658	$51,467	$49,677	$75,606	$8,514
Real Estate:
Construction	429,605	637,032	57,587	77,119	46,911
Single family residential	566,188	793,228	423,176	501,002	175,970
Other commercial	1,848,679	2,387,777	690,108	854,068	390,877
Total real estate	2,844,472	3,818,037	1,170,871	1,432,189	613,758
Commercial:
Commercial	430,914	995,587	81,837	154,533	56,134
Agricultural	1,739	66,576	3,298	10,573	4,507
Total commercial	432,653	1,062,163	85,135	165,106	60,641
Other	—	142,409	—	—	—
Total loans acquired (1)	$3,292,783	$5,074,076	$1,305,683	$1,672,901	$682,913
_________________________
(1)Loans acquired are reported net of a $95,000 allowance at December 31, 2018, $418,000 allowance at December 31, 2017 and a $954,000 allowance at December 31, 2016 and 2015.

The majority of the loans originally acquired in the OKSB, First Texas, Hardeman, Citizens, Liberty, Community First and Delta Trust acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with the acquisitions of OKSB, First Texas, Hardeman, Citizens, Liberty, Community First and Delta Trust for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure. In 2018, we recorded approximately $3.3 million in a provision for these loans and charge-offs of $3,622,000, resulting in an allowance for loan losses for purchased impaired loans at December 31, 2018 of $95,000. During 2017, we recorded $1.9 million of provision for these loans and charge-offs of $2.4 million, resulting in an allowance for loan losses for purchased impaired loans at December 31, 2017 of $418,000. We recorded $626,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2016. During 2015, we recorded $736,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2015. See Note 2 and Note 6 of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

Table 9 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2018.

Table 9: Maturity and Interest Rate Sensitivity of Loans

	1 year	Over 1 year through	Over
(In thousands)	or less	5 years	5 years	Total
Consumer	$169,619	$178,384	$73,125	$421,128
Real estate	3,580,636	5,026,256	204,033	8,810,925
Commercial	1,598,792	762,357	10,927	2,372,076
Other	111,159	7,883	—	119,042
Total	$5,460,206	$5,974,880	$288,085	$11,723,171

Predetermined rate	$2,639,317	$3,499,894	$45,146	$6,184,357
Floating rate	2,820,889	2,474,986	242,939	5,538,814
Total	$5,460,206	$5,974,880	$288,085	$11,723,171

Asset Quality

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contractual terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and nonaccrual loans) and certain other loans identified by management that are still performing.

Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. The bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectibility of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.

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

Total non-performing assets, excluding all loans acquired, decreased by $18.4 million from December 31, 2017 to December 31, 2018. Nonaccrual loans decreased by $11.4 million during 2018, primarily commercial loans. Foreclosed assets held for sale decreased by $6.6 million.

During 2018, we sold approximately $32 million of substandard rated loans that consisted of both legacy and acquired loans. The loans had adequate reserves, thus no provision expense was required. However, the sale increased net charge-offs by approximately $4.6 million.

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

Total non-performing assets, excluding all loans acquired, increased by $2.8 million from December 31, 2015 to December 31, 2016. Total non-performing loans increased by $20.5 million from December 31, 2015 to December 31, 2016, while foreclosed assets held for sale decreased by $17.9 million as we were able to rid ourselves of several significant non-performing assets through liquidation during 2016. Nonaccrual loans increased by $21.4 million during 2016, primarily CRE loans. The increase in the non-performing loans was primarily the result of a single credit totaling $7.1 million and other migrated assets that deteriorated since acquisitions. The majority of these balances were related to acquired loans that have migrated, residential loans that have entered loss mitigation, and certain balances remaining outstanding which were related to potential fraudulent activity on an agricultural loan relationship discussed above.

During 2016, $652,000 of previously closed branch buildings and land was reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties.

Total non-performing assets, excluding all loans acquired and foreclosed assets covered by FDIC loss share agreements, increased by $6.0 million from December 31, 2014, to December 31, 2015.  During 2015, $6.1 million of previously closed branch buildings and land was reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties. This increase was partially offset by the reduction in other foreclosed assets of $6.0 million.

Total non-performing loans increased by $5.9 million from December 31, 2014 to December 31, 2015.

From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectibility of the debt.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place.  Our TDR balance decreased to $9.2 million at December 31, 2018, compared to $12.9 million at December 31, 2017 and $14.2 million at December 31, 2016. The majority of our TDR balance remain in the CRE portfolio with the largest balance comprised of three relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. Our asset quality metrics have improved over the past year and strong asset quality remains a primary focus of our strategy. The allowance for loan losses as a percent of total legacy loans was 0.67% as of December 31, 2018. Non-performing loans equaled 0.41% of total loans, a 40 basis point decrease from December 31, 2017. Non-performing assets were 0.37% of total assets, a 15 basis point decrease from December 31, 2017. The allowance for loan losses was 164% of non-performing loans. Our annualized net charge-offs to total loans for 2018 was 0.29%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.25%. Annualized net credit card charge-offs to total credit card loans were 1.64%, compared to 1.61% during 2017, and 182 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

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

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired).

Table 10: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans (1)	$34,201	$45,642	$39,104	$17,714	$12,038
Loans past due 90 days or more (principal or interest payments)	224	520	299	1,191	961
Total non-performing loans	34,425	46,162	39,403	18,905	12,999
Other non-performing assets:
Foreclosed assets held for sale	25,565	32,118	26,895	44,820	44,856
Other non-performing assets	553	675	471	211	97
Total other non-performing assets	26,118	32,793	27,366	45,031	44,953
Total non-performing assets	$60,543	$78,955	$66,769	$63,936	$57,952

Performing TDRs	$6,369	$7,107	$10,998	$3,031	$2,233
Allowance for loan losses to non-performing loans	164%	90%	92%	166%	223%
Non-performing loans to total loans (2)	0.41%	0.81%	0.91%	0.58%	0.63%
Non-performing assets (including performing TDRs) to total assets (2)	0.40%	0.57%	0.93%	0.89%	1.30%
Non-performing assets to total assets (2)	0.37%	0.52%	0.79%	0.85%	1.25%
_________________________
(1)    Includes nonaccrual TDRs of approximately $2.8 million, $5.8 million, $3.2 million, $2.5 million and $1.0 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
(2)    Excludes all loans acquired except for their inclusion in total assets.

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2018, 2017 and 2016.

At December 31, 2018, impaired loans, net of government guarantees and acquired loans, were $39.8 million compared to $43.9 million at December 31, 2017. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for the last five years is shown in table 11.

Table 11: Allowance for Loan Losses

(Dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of year	$41,668	$36,286	$31,351	$29,028	$27,442
Loans charged off:
Credit card	4,051	3,905	3,195	3,107	3,188
Other consumer	6,637	3,767	1,975	1,672	1,638
Real estate	5,905	7,989	7,517	1,580	2,684
Commercial	6,623	7,837	3,956	1,415	1,044
Total loans charged off	23,216	23,498	16,643	7,774	8,554
Recoveries of loans previously charged off:
Credit card	1,005	1,021	907	890	896
Other consumer	557	2,239	516	538	470
Real estate	991	990	351	203	1,566
Commercial	745	103	365	180	326
Total recoveries	3,298	4,353	2,139	1,811	3,258
Net loans charged off	19,918	19,145	14,504	5,963	5,296
Provision for loan losses (1)	34,849	24,527	19,439	8,286	6,882
Balance, end of year (2)	$56,599	$41,668	$36,286	$31,351	$29,028

Net charge-offs to average loans (3)	0.29%	0.35%	0.40%	0.24%	0.30%
Allowance for loan losses to period-end loans (3)	0.67%	0.73%	0.84%	0.97%	1.41%
Allowance for loan losses to net charge-offs (3)	284.16%	217.64%	250.18%	525.76%	548.11%

_________________________
(1)    Provision for loan losses of $3,299,000 attributable to loans acquired, was excluded from this table for 2018 (total year-to-date provision for loan losses is $38,148,000) and $1,866,000 was excluded from this table for 2017 (total 2017 provision for loan losses is $26,393,000). Charge offs of $3,622,000 on loans acquired were excluded from this table for 2018 resulting in an ending balance in the allowance related to loans acquired of $95,000. There were $2,400,000 in charge-offs for loans acquired during 2017 resulting in an ending balance in the allowance related to loans acquired of $418,000. Provision for loan losses of $626,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2016 (total provision for loan losses for the year ended December 31, 2016 is $20,065,000). Provision for loan losses of $736,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2015 (total provision for loan losses for the year ended December 31, 2015 is $9,022,000).

(2)    Allowance for loan losses at December 31, 2018 includes a $95,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2017 includes $418,000 and $954,000 allowance for loans acquired for the years ended December 31, 2016 and 2015. The total allowance for loan losses at December 31, 2018, 2017, 2016 and 2015 was $56,694,000, $42,086,000, $37,240,000 and $32,305,000 respectively.
(3)    Excludes all acquired loans.
Provision for Loan Losses

The amount of provision added to the allowance each year was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience.  It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

The Company may also consider additional qualitative factors in future periods for allowance allocations, including, among other factors, (1) seasoning of the loan portfolio, (2) the offering of new loan products, (3) specific industry conditions affecting portfolio segments and (4) the Company’s expansion into new markets.

As of December 31, 2018, the allowance for loan losses reflects an increase of approximately $14.9 million from December 31, 2017, while total loans, excluding loans acquired, increased by $2.7 billion over the same period.  The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 12: Allocation of Allowance for Loan Losses

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
Credit cards	$3,923	2.4%	$3,784	3.2%	$3,779	4.3%	$3,893	5.5%	$5,445	9.1%
Other consumer	2,380	2.4%	3,489	4.9%	2,796	7.0%	1,853	6.4%	1,427	5.0%
Real estate	29,743	70.8%	27,281	74.3%	21,817	70.0%	19,522	67.9%	15,161	65.9%
Commercial	20,514	23.0%	7,007	17.1%	7,739	18.2%	5,985	20.0%	6,962	19.8%
Other	39	1.4%	107	0.5%	155	0.5%	98	0.2%	33	0.2%
Total (2)	$56,599	100.0%	$41,668	100.0%	$36,286	100.0%	$31,351	100.0%	$29,028	100.0%
_________________________
(1)    Percentage of loans in each category to total loans, excluding loans acquired.
(2)    Allowance for loan losses at December 31, 2018 includes a $95,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2017 includes $418,000 while the allowance for loan losses at December 31, 2016 and 2015 includes a $954,000 allowance for loans acquired. The total allowance for loan losses at December 31, 2018, 2017, 2016 and 2015 was $56,694,000, $42,086,000, $37,240,000 and $32,305,000, respectively.

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

Held-to-maturity and available-for-sale investment securities were $289.2 million and $2.2 billion, respectively, at December 31, 2018, compared to the held-to-maturity amount of $368.1 million and available-for-sale amount of $1.6 billion at December 31, 2017.

As of December 31, 2018, $17.0 million, or 5.9%, of the held-to-maturity securities were invested in obligations of U.S. government agencies, all of which will mature in one year or less. In the available-for-sale securities, $154.3 million, or 7.2%, were in U.S. government agency securities, 12.9% of which will mature in less than five years.

In order to reduce our income tax burden, $256.9 million, or 88.8%, of the held-to-maturity securities portfolio, as of December 31, 2018, was invested in tax-exempt obligations of state and political subdivisions.  In the available-for-sale portfolio, there was $314.8 million invested in tax-exempt obligations of state and political subdivisions.  A portion of the state and political subdivision debt obligations are non-rated bonds and representing relatively small issuances, primarily in Arkansas, which are evaluated on an ongoing basis.  There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2018.

We had approximately $13.3 million, or 4.6% of the held-to-maturity portfolio invested in mortgaged-backed securities at December 31, 2018.  In the available-for-sale portfolio, approximately $1.5 billion, or 70.8% were invested in mortgaged-backed securities.  Investments with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

We had $65,000 of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2018. We had $2.4 million of gross realized gains and $1.3 million of gross realized losses from the sale of securities during the year ended December 31, 2017. We had $5.8 million of gross realized gains and no gross realized losses from the sale of securities during the year ended December 31, 2016.

Trading securities, which include any security held primarily for near-term sale, are carried at fair value.  Gains and losses on trading securities are included in other income.  Our trading account is established and maintained for the benefit of investment banking. As of December 31, 2017, the balance in trading securities was zero, and remained at zero during 2018.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Furthermore, as of December 31, 2018, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2018, management believes the impairments detailed in the table below are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13: Investment Securities

	Years Ended December 31,
	2018				2017
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Held-to-Maturity
U.S. Government agencies	$16,990	$—	$(49)	$16,941	$46,945	$7	$(228)	$46,724
Mortgage-backed securities	13,346	5	(412)	12,939	16,132	8	(287)	15,853
State and political subdivisions	256,863	3,029	(954)	258,938	301,491	5,962	(222)	307,231
Other securities	1,995	17	—	2,012	3,490	—	—	3,490
Total HTM	$289,194	$3,051	$(1,415)	$290,830	$368,058	$5,977	$(737)	$373,298

Available-for-Sale
U.S. Government agencies	$157,523	$518	$(3,740)	$154,301	$141,559	$116	$(1,951)	$139,724
Mortgage-backed securities	1,552,487	3,097	(32,684)	1,522,900	1,208,017	246	(20,946)	1,187,317
State and political subdivisions	320,142	171	(5,470)	314,843	144,642	532	(2,009)	143,165
Other securities	157,471	2,251	(14)	159,708	118,106	1,206	(1)	119,311
Total AFS	$2,187,623	$6,037	$(41,908)	$2,151,752	$1,612,324	$2,100	$(24,907)	$1,589,517

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2018, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14: Maturity Distribution of Investment Securities

	December 31, 2018
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
U.S. Government agencies	$16,990	$—	$—	$—	$—	$16,990	$17,000	$16,941
Mortgage-backed securities	—	—	—	—	13,346	13,346	13,488	12,939
State and political subdivisions	12,589	60,564	87,597	96,113	—	256,863	256,924	258,938
Other securities	—	—	1,173	822	—	1,995	2,022	2,012
Total	$29,579	$60,564	$88,770	$96,935	$13,346	$289,194	$289,434	$290,830

Percentage of total	10.2%	21.0%	30.7%	33.5%	4.6%	100.0%

Weighted average yield	1.7%	2.6%	3.2%	3.7%	2.2%	3.0%

Available-for-Sale
U.S. Government agencies	$—	$19,941	$23,303	$114,279	$—	$157,523	$154,178	$154,301
Mortgage-backed securities	—	—	—	—	1,552,487	1,552,487	1,517,748	1,522,900
State and political subdivisions	20	15,577	11,010	293,535	—	320,142	298,900	314,843
Other securities	100	—	5,113	—	152,258	157,471	157,358	159,708
Total	$120	$35,518	$39,426	$407,814	$1,704,745	$2,187,623	$2,128,184	$2,151,752

Percentage of total	—%	1.6%	1.8%	18.6%	78.0%	100.0%

Weighted average yield	2.4%	2.0%	3.1%	3.0%	2.5%	2.6%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 191 financial centers.  We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits.  Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits.  As of December 31, 2018, core deposits comprised 77.2% of our total deposits.

We continually monitor the funding requirements along with competitive interest rates in the markets we serve. Because of our community banking philosophy, our executives in the local markets, with oversight by the Asset Liability Committee and the Bank’s Treasury Department, establish the interest rates offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. We believe we are paying a competitive rate when compared with pricing in those markets.

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

Our total deposits as of December 31, 2018, were $12.4 billion, an increase of $1.31 billion from December 31, 2017. During the third quarter 2018, we began marketing campaigns directed towards deposit growth and we have also continued our strategy to move more volatile time deposits to less expensive, revenue enhancing transaction accounts. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $9.5 billion at December 31, 2018, compared to $9.2 billion at December 31, 2017, a $342.5 million increase. Total time deposits increased $963.4 million to $2.9 billion at December 31, 2018, from $1.9 billion at December 31, 2017. We had $1.4 billion and $442.0 million of brokered deposits at December 31, 2018, and December 31, 2017, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2018.

Table 15: Average Deposit Balances and Rates

	December 31,
	2018		2017		2016
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Non-interest bearing transaction accounts	$2,697,235	—%	$1,788,385	—%	$1,333,965	—%
Interest bearing transaction and savings deposits	6,691,030	0.85%	4,594,733	0.39%	3,637,907	0.22%
Time deposits
$100,000 or more	1,366,745	1.50%	650,560	0.72%	595,884	0.66%
Other time deposits	977,558	1.00%	780,141	0.64%	667,433	0.49%
Total	$11,732,568	0.74%	$7,813,819	0.36%	$6,235,189	0.24%

The Company’s maturities of large denomination time deposits at December 31, 2018 and 2017 are presented in table 16.

Table 16: Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit ($100,000 or more) December 31,
	2018		2017
(In thousands)	Balance	Percent	Balance	Percent
Maturing
Three months or less	$511,414	35.5%	$415,051	38.0%
Over 3 months to 6 months	240,056	16.6%	150,932	13.8%
Over 6 months to 12 months	407,989	28.3%	286,611	26.3%
Over 12 months	283,070	19.6%	239,294	21.9%
Total	$1,442,529	100.0%	$1,091,888	100.0%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $95.8 million at December 31, 2018, as compared to $122.4 million at December 31, 2017.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, reciprocal brokered deposits, FHLB borrowings and Federal funds purchased.  Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.7 billion and $1.5 billion at December 31, 2018 and December 31, 2017, respectively. The outstanding balance for December 31, 2018 includes $1.3 billion in FHLB short-term advances, $15.5 million in FHLB long-term advances, $330.0 million in subordinated notes and $24.0 million of trust preferred securities and unamortized debt issuance costs. Approximately half of the FHLB short-term advances outstanding at the end of 2018 are FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. The Company’s FOTO advances outstanding at the end of the year have ten to fifteen year maturity dates with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the likelihood of FHLB exercising the options within a year of the settlement dates based upon the rising rate environment and the short lockout periods.

In March 2018, we issued $330.0 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 125 basis points, payable quarterly in arrears. The notes will be subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. In October 2018, we entered into a First Amendment to the Credit Agreement with U.S. Bank National Association, which primarily extended the expiration date to October 2019 and reduced the $75.0 million to $50.0 million. In December 2018, we entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants of the Credit Agreement are evaluated on a consolidated basis.

During 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Credit Agreement and the unsecured debt from correspondent banks. During 2018, we repaid the $75.0 million outstanding balance on the Credit Agreement, $43.3 million in notes payable, $94.9 million in trust preferred securities and $19.1 million in subordinated debt acquired from First Texas.

Aggregate annual maturities of debt at December 31, 2018 are presented in table 17.

Table 17: Maturities of Debt

		Annual
(In thousands)	Year	Maturities
	2019	$1,332,135
	2020	2,109
	2021	1,800
	2022	949
	2023	923
	Thereafter	361,484
	Total	$1,699,400

Capital

Overview

At December 31, 2018, total capital reached $2.246 billion.  Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities.  At December 31, 2018, our common equity to asset ratio was 13.58% compared to 13.85% at year-end 2017.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value.  The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On January 18, 2018, the board of directors of the Company approved a two-for-one stock split of the Corporation’s outstanding Class A common stock (“Common Stock”) in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018 (“Record Date”). The new shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Market on February 9, 2018. All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this two-for-one stock split.

On March 19, 2018, the Company filed a shelf registration with the SEC. The shelf registration statement provides increased flexibility and more efficient access to raise capital from time to time through the sale of common stock, preferred stock, debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, units or a combination thereof, subject to market conditions. Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

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

Stock Repurchase

On July 23, 2012, we announced the adoption by our Board of Directors of a stock repurchase program which authorized the repurchase of up to 1,700,000 shares (split adjusted) of Class A common stock, or approximately 2% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.  Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase.  We may discontinue purchases at any time that management determines additional purchases are not warranted.  We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during 2018 or 2017.

Cash Dividends

We declared cash dividends on our common stock of $0.60 per share for the twelve months ended December 31, 2018, compared to $0.50 (split adjusted) per share for the twelve months ended December 31, 2017. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above.  However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.  See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders and the funding of debt obligations.  The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank.  Payment of dividends by the bank subsidiary is subject to various regulatory limitations.  See Item 7A, Liquidity and Qualitative Disclosures About Market Risk, for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2018, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2018 and 2017 are presented in table 18 below:

Table 18: Risk-Based Capital

	December 31,
(Dollars in thousands)	2018	2017
Tier 1 capital:
Stockholders’ equity	$2,246,434	$2,084,564
Goodwill and other intangible assets	(912,428)	(902,371)
Unrealized loss on available-for-sale securities, net of income taxes	27,374	17,264
Total Tier 1 capital	1,361,380	1,199,457
Tier 2 capital:
Qualifying unrealized gain on available-for-sale equity securities	—	1
Trust preferred securities and subordinated debt	353,950	140,565
Qualifying allowance for loan losses	63,608	48,947
Total Tier 2 capital	417,558	189,513
Total risk-based capital	$1,778,938	$1,388,970

Risk weighted assets	$13,326,832	$12,234,160

Assets for leverage ratio	$15,512,042	$13,016,478

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	10.22%	9.80%
Tier 1 leverage ratio	8.78%	9.21%
Tier 1 risk-based capital ratio	10.22%	9.80%
Total risk-based capital ratio	13.35%	11.35%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

Regulatory Capital Changes

In July 2013, the Company’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banks. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The Basel III Capital Rules introduced substantial revisions to the risk-based capital requirements applicable to bank holding companies and depository institutions.

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

The final rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that, as of December 31, 2018, the Company and its bank subsidiary would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $354.0 million is included as Tier 2 and total capital as of December 31, 2018.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments.  Examples of these commitments at December 31, 2018, include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2018, includes subordinated debt, notes payable and FHLB advances, all of which we are contractually obligated to repay in future periods.

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

Beginning January 1, 2019, the Company recognizes all leases under ASC Topic 842, Leases, that requires lessees to record assets and liabilities on the balance sheet for all leases with a lease term of 12 months or longer. See Note 19 for additional information regarding the impact of this new lease accounting standard.

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

The funding requirements of the Company’s most significant financial commitments at December 31, 2018 are shown in table 19.

Table 19: Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt	$2,135	$3,909	$1,872	$361,484	$369,400
ATM lease commitments	470	120	—	—	590
Credit card loan commitments	560,863	—	—	—	560,863
Other loan commitments	3,455,471	—	—	—	3,455,471
Letters of credit	39,101	—	—	—	39,101

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of insurance lines of business, donation to the Simmons Foundation, gain from early retirement of trust preferred securities, accelerated vesting on retirement agreements, gain on sale of merchant services, gain on sale of banking operations, loss on FDIC loss share termination, merger related costs, change-in-control payments, charter consolidation costs, branch right sizing costs and the one-time deferred income tax adjustment from tax reform}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP).  Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

We have $937.0 million and $948.7 million total goodwill and other intangible assets for the periods ended December 31, 2018 and 2017, respectively.  Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

During 2018, non-core items consisted of $6.1 million of merger related and branch right sizing costs. The net after-tax impact of these items was $4.5 million, or $0.05 per diluted earnings per share.

During 2017, non-core items included $22.1 million of merger related and branch right sizing costs, a one-time non-cash charge of $11.5 million from the revaluation of the deferred tax assets and liabilities as a result of the tax reform recently signed into law, as previously discussed, a $5.0 million donation to the Simmons Foundation and a $3.7 million gain on the sale of our property and casualty insurance business lines. The net after-tax impact of these items was $26.1 million, or $0.37 per diluted earnings per share.

During 2016, we recorded after-tax merger related costs of $2.9 million, primarily related to the Citizens acquisition, resulting in a nonrecurring charge of $0.05 to diluted earnings per share. During 2016, we incurred $2.0 million in after-tax branch right sizing costs in relation to the closure of ten underperforming branches, resulting in a nonrecurring charge of $0.04 to diluted earnings per share. Also during 2016, we recognized $361,000 in net after-tax gains from the early retirement of trust preferred securities.

During 2015, we recorded after-tax merger related costs of $8.4 million, primarily related to the Community First, Liberty and Ozark Trust acquisitions, resulting in a nonrecurring charge of $0.15 to diluted earnings per share. During the second quarter of 2015 we incurred $1.9 million in after-tax branch right sizing costs in relation to the closure of twelve underperforming branches, resulting in a nonrecurring charge of $0.04 to diluted earnings per share. Also during 2015, we recognized $1.3 million in net after-tax gains from the sale of our Salina banking operations contributing $0.02 to diluted earnings per share.

During the third quarter of 2015, we terminated the loss-share agreements with the FDIC and incurred $4.5 million after tax one-time charge expense which resulted in a decrease of $0.08 to diluted earnings per share. We incurred after-tax costs of $1.3 million for the accelerated vesting of retirement agreements during the year, resulting in a nonrecurring charge of $0.03 to diluted earnings per share.

During 2014, we recorded after-tax merger related costs of $4.5 million, primarily related to the Delta Trust acquisition, resulting in a nonrecurring charge of $0.14 to diluted earnings per share. During the first quarter of 2014, we closed eleven legacy Simmons Bank branches as part of the initial branch right sizing strategy of the Metropolitan acquisition. Our total after-tax cost of branch right sizing was $2.9 million in 2014, resulting in a nonrecurring charge of $0.09 to diluted earnings per share. Also during 2014 we recognized $4.7 million in net after-tax gains from the sale of former branch locations, primarily the legacy Simmons Bank and acquired Metropolitan closures, contributing $0.14 to diluted earnings per share.

During the second quarter of 2014, we recorded an after-tax gain of $608,000 from the sale of our merchant services business, contributing $0.02 to diluted earnings per share. We incurred after-tax costs of $396,000 and $538,000, respectively, for charter consolidations and change-in-control payments during the year, resulting in a nonrecurring charge of $0.03 to diluted earnings per share.

See table 20 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 20: Reconciliation of Core Earnings (non-GAAP)

(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Twelve months ended

Net Income	$215,713	$92,940	$96,790	$74,107	$35,688
Non-core items:
Accelerated vesting on retirement agreements	—	—	—	2,209	—
Gain on sale of merchant services	—	—	—	—	(1,000)
Gain on sale of banking operations	—	—	—	(2,110)	—
Gain from early retirement of trust preferred securities	—	—	(594)	—	—
Gain on sale of insurance lines of business	—	(3,708)	—	—	—
Loss on FDIC loss-share termination	—	—	—	7,476	—
Donation to Simmons Foundation	—	5,000	—	—	—
Merger related costs	4,777	21,923	4,835	13,760	7,470
Change-in-control payments	—	—	—	—	885
Branch right sizing	1,341	169	3,359	3,144	(3,059)
Charter consolidation costs	—	—	—	—	652
Tax effect (1)	(1,598)	(8,746)	(2,981)	(8,964)	(1,929)
Net non-core items (before SAB 118 adjustment)	4,520	14,638	4,619	15,515	3,019
SAB 118 adjustment (2)	—	11,471	—	—	—
Core earnings (non-GAAP)	$220,233	$119,049	$101,409	$89,622	$38,707

Diluted earnings per share	$2.32	$1.33	$1.56	$1.31	$1.05
Non-core items:
Accelerated vesting on retirement agreements	—	—	—	0.04	—
Gain on sale of merchant services	—	—	—	—	(0.03)
Gain on sale of banking operations	—	—	—	(0.04)	—
Gain from early retirement of trust preferred securities	—	—	(0.01)	—	—
Gain on sale of insurance lines of business	—	(0.04)	—	—	—
Loss on FDIC loss-share termination	—	—	—	0.14	—
Donation to Simmons Foundation	—	0.07	—	—	—
Merger related costs	0.05	0.31	0.08	0.25	0.22
Change-in-control payments	—	—	—	—	0.03
Branch right sizing	0.02	—	0.06	0.06	(0.08)
Charter consolidation costs	—	—	—	—	0.02
Tax effect (1)	(0.02)	(0.13)	(0.05)	(0.17)	(0.07)
Net non-core items (before SAB 118 adjustment)	0.05	0.21	0.08	0.28	0.09
SAB 118 adjustment (2)	—	0.16	—	—	—
Diluted core earnings per share (non-GAAP)	$2.37	$1.70	$1.64	$1.59	$1.14
_________________________
(1)    Effective tax rate of 26.135% for 2018 and 39.225% for prior years adjusted for non-deductible merger-related costs and deferred tax items on the sale of the insurance lines of business.
(2)    Tax adjustment to revalue deferred tax assets and liabilities to account for the future impact of lower corporate tax rates resulting from the 2017 Act, signed into law on December 22, 2017.

See table 21 below for the reconciliation of tangible book value per share.

Table 21: Reconciliation of Tangible Book Value per Share (non-GAAP)

(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Total common stockholders’ equity	$2,246,434	$2,084,564	$1,151,111	$1,046,003	$494,319
Intangible assets:
Goodwill	(845,687)	(842,651)	(348,505)	(327,686)	(108,095)
Other intangible assets	(91,334)	(106,071)	(52,959)	(53,237)	(22,526)
Total intangibles	(937,021)	(948,722)	(401,464)	(380,923)	(130,621)
Tangible common stockholders’ equity	$1,309,413	$1,135,842	$749,647	$665,080	$363,698
Shares of common stock outstanding	92,347,643	92,029,118	62,555,446	60,556,864	36,104,976

Book value per common share	$24.33	$22.65	$18.40	$17.27	$13.69

Tangible book value per common share (non-GAAP)	$14.18	$12.34	$11.98	$10.98	$10.07

See table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2018	2017	2016	2015	2014
Total common stockholders’ equity	$2,246,434	$2,084,564	$1,151,111	$1,046,003	$494,319
Intangible assets:
Goodwill	(845,687)	(842,651)	(348,505)	(327,686)	(108,095)
Other intangible assets	(91,334)	(106,071)	(52,959)	(53,237)	(22,526)
Total intangibles	(937,021)	(948,722)	(401,464)	(380,923)	(130,621)
Tangible common stockholders’ equity	$1,309,413	$1,135,842	$749,647	$665,080	$363,698

Total assets	$16,543,337	$15,055,806	$8,400,056	$7,559,658	$4,643,354
Intangible assets:
Goodwill	(845,687)	(842,651)	(348,505)	(327,686)	(108,095)
Other intangible assets	(91,334)	(106,071)	(52,959)	(53,237)	(22,526)
Total intangibles	(937,021)	(948,722)	(401,464)	(380,923)	(130,621)
Tangible assets	$15,606,316	$14,107,084	$7,998,592	$7,178,735	$4,512,733

Ratio of common equity to assets	13.58%	13.85%	13.70%	13.84%	10.65%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.39%	8.05%	9.37%	9.26%	8.06%

See table 23 below for the calculation of return on tangible common equity.

Table 23: Calculation of Return on Tangible Common Equity (non-GAAP)

(Dollars in thousands)	2018	2017	2016	2015	2014
Twelve months ended

Net income available to common stockholders	$215,713	$92,940	$96,790	$74,107	$35,688
Amortization of intangibles, net of taxes	8,132	4,659	3,611	2,972	1,203
Total income available to common stockholders	$223,845	$97,599	$100,401	$77,079	$36,891

Average common stockholders’ equity	$2,157,097	$1,390,815	$1,105,775	$938,521	$440,168
Average intangible assets:
Goodwill	(845,308)	(455,453)	(332,974)	(281,133)	(88,965)
Other intangible assets	(97,820)	(68,896)	(51,710)	(42,104)	(15,533)
Total average intangibles	(943,128)	(524,349)	(384,684)	(323,237)	(104,498)
Average tangible common stockholders’ equity	$1,213,969	$866,466	$721,091	$615,284	$335,670

Return on average common equity	10.00%	6.68%	8.75%	7.90%	8.11%
Return on average tangible common equity (non-GAAP)	18.44%	11.26%	13.92%	12.53%	10.99%

See table 24 below for the calculation of core net interest margin for the periods presented.

Table 24: Reconciliation of Core Net Interest Margin (non-GAAP)

(Dollars in thousands)	2018	2017	2016	2015	2014
Twelve months ended

Net interest income	$552,552	$354,930	$279,206	$278,595	$171,064
FTE adjustment	5,297	7,723	7,722	8,517	6,840
Fully tax equivalent net interest income	557,849	362,653	286,928	287,112	177,904
Total accretable yield	(35,263)	(27,793)	(24,257)	(46,131)	(37,539)
Core net interest income	$522,586	$334,860	$262,671	$240,981	$140,365

Average earning assets	$14,036,614	$8,908,418	$6,855,322	$6,305,966	$3,975,903

Net interest margin	3.97%	4.07%	4.19%	4.55%	4.47%
Core net interest margin (non-GAAP)	3.72%	3.76%	3.83%	3.82%	3.53%

See table 25 below for the calculation of the efficiency ratio for the periods presented.

Table 25: Calculation of Efficiency Ratio

(Dollars in thousands)	2018	2017	2016	2015	2014
Twelve months ended

Non-interest expense	$392,229	$312,379	$255,085	$256,970	$175,721
Non-core non-interest expense adjustment	(6,118)	(27,357)	(8,435)	(18,747)	(13,747)
Other real estate and foreclosure expense adjustment	(4,240)	(3,042)	(4,389)	(4,861)	(4,507)
Amortization of intangibles adjustment	(11,009)	(7,666)	(5,942)	(4,889)	(1,979)
Efficiency ratio numerator	$370,862	$274,314	$236,319	$228,473	$155,488

Net-interest income	$552,552	$354,930	$279,206	$278,595	$171,064
Non-interest income	143,896	138,765	139,382	94,661	62,192
Non-core non-interest income adjustment	—	(3,972)	(835)	5,731	(8,780)
Fully tax-equivalent adjustment	5,297	7,723	7,722	8,517	6,840
(Gain) loss on sale of securities	(61)	(1,059)	(5,848)	(307)	(8)
Efficiency ratio denominator	$701,684	$496,387	$419,627	$387,197	$231,308

Efficiency ratio	52.85%	55.27%	56.32%	59.01%	67.22%

See table 26 below for the calculation of total allowance and credit coverage.

Table 26: Calculation of Total Allowance and Credit Coverage

(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses	$56,599	$41,668	$36,286	$31,351	$29,028
Total credit discount and allowance on acquired loans	49,392	89,693	36,416	56,656	78,145
Total allowance and credit discount	$105,991	$131,361	$72,702	$88,007	$107,173
Total loans	$11,772,563	$10,869,378	$5,669,306	$4,976,011	$2,814,779

Total allowance and credit coverage	0.90%	1.21%	1.28%	1.77%	3.81%

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in table 27.

Table 27: Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2018
Interest income	$157,139	$166,268	$178,984	$178,296	$680,687
Interest expense	22,173	29,431	36,016	40,515	128,135
Net interest income	134,966	136,837	142,968	137,781	552,552
Provision for loan losses	9,150	9,033	10,345	9,620	38,148
Gain (loss) on sale of securities	6	(7)	54	8	61
Non-interest income, net of gain (loss) on sale of securities	37,529	38,055	33,671	34,580	143,835
Non-interest expense	98,073	98,507	100,253	95,396	392,229
Net income available to common shareholders	51,312	53,562	55,193	55,646	215,713
Basic earnings per share (1)	0.56	0.58	0.60	0.60	2.34
Diluted earnings per share (1)	0.55	0.58	0.59	0.60	2.32

2017
Interest income	$78,427	$83,898	$87,484	$145,195	$395,004
Interest expense	6,047	7,086	8,665	18,276	40,074
Net interest income	72,380	76,812	78,819	126,919	354,930
Provision for loan losses	4,307	7,023	5,462	9,601	26,393
Gain (loss) on sale of securities	63	2,236	3	(1,243)	1,059
Non-interest income, net of gain on sale of securities	29,997	33,508	36,329	37,872	137,706
Non-interest expense	66,322	71,408	66,159	108,490	312,379
Net income available to common shareholders	22,120	23,065	28,852	18,903	92,940
Basic earnings per share (1) (2)	0.35	0.36	0.45	0.22	1.34
Diluted earnings per share (1) (2)	0.35	0.36	0.44	0.22	1.33
_________________________
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

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements.  At December 31, 2018, undivided profits of Simmons Bank were approximately $388.0 million, of which approximately $32.3 million was available for the payment of dividends to the Company without regulatory approval.  In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Bank

Generally speaking, the Company’s subsidiary bank relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities.  Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt.  The subsidiary bank’s primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment cash flows and maturities.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds.  A major responsibility of management is to maximize net interest income within prudent liquidity constraints.  Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds.  The management and board of directors of the subsidiary bank monitors these same indicators and makes adjustments as needed. At December 31, 2018, the subsidiary bank and total corporate liquidity remain strong.

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

The first sources of liquidity available to the Company are a $50.0 million revolving line of credit with U.S. Bank National Association for purposes of financing distributions, financing certain acquisitions and working capital purposes and Federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $380.0 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, the bank subsidiary has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $1.8 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 88.2% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

Sixth, we have a network of downstream correspondent banks from which we can access debt to meet liquidity needs.

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

As of December 31, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 3.66% and 6.67%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points and 200 basis points would result in a negative variance in net interest income of (4.27)% and (8.79)%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2018.

Table 28: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	6.67%
Up 100 basis points	3.66%
Down 100 basis points	(4.27)%
Down 200 basis points	(8.79)%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 57 hereof.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2019, expressed an unqualified opinion thereon.

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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Little Rock, Arkansas
February 27, 2019

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2018 and 2017

(In thousands, except share data)	2018	2017

ASSETS
Cash and non-interest bearing balances due from banks	$171,792	$205,025
Interest bearing balances due from banks and federal funds sold	661,666	393,017
Cash and cash equivalents	833,458	598,042
Interest bearing balances due from banks – time	4,934	3,314
Investment securities:
Held-to-maturity	289,194	368,058
Available-for-sale	2,151,752	1,589,517
Total investments	2,440,946	1,957,575
Mortgage loans held for sale	26,799	24,038
Other assets held for sale	1,790	165,780
Loans:
Legacy loans	8,430,388	5,705,609
Allowance for loan losses	(56,599)	(41,668)
Loans acquired, net of discount and allowance	3,292,783	5,074,076
Net loans	11,666,572	10,738,017
Premises and equipment	295,060	287,249
Foreclosed assets and other real estate owned	25,565	32,118
Interest receivable	49,938	43,528
Bank owned life insurance	193,170	185,984
Goodwill	845,687	842,651
Other intangible assets	91,334	106,071
Other assets	68,084	71,439
Total assets	$16,543,337	$15,055,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$2,672,405	$2,665,249
Interest bearing transaction accounts and savings deposits	6,830,191	6,494,896
Time deposits	2,896,156	1,932,730
Total deposits	12,398,752	11,092,875
Federal funds purchased and securities sold under agreements to repurchase	95,792	122,444
Other borrowings	1,345,450	1,380,024
Subordinated debentures	353,950	140,565
Other liabilities held for sale	162	157,366
Accrued interest and other liabilities	102,797	77,968
Total liabilities	14,296,903	12,971,242

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 175,000,000 and 120,000,000 shares authorized at December 31, 2018 and 2017, respectively (1); 92,347,643 and 92,029,118 shares issued and outstanding at December 31, 2018 and 2017, respectively	923	920
Surplus	1,597,944	1,586,034
Undivided profits	674,941	514,874
Accumulated other comprehensive loss	(27,374)	(17,264)
Total stockholders’ equity	2,246,434	2,084,564
Total liabilities and stockholders’ equity	$16,543,337	$15,055,806

(1)    On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,000.

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016

(In thousands, except per share data)	2018	2017	2016

INTEREST INCOME
Loans	$616,037	$352,351	$265,652
Interest bearing balances due from banks and federal funds sold	5,996	1,933	756
Investment securities	57,318	40,115	33,479
Mortgage loans held for sale	1,336	605	1,102
Assets held in trading accounts	—	—	16
TOTAL INTEREST INCOME	680,687	395,004	301,005

INTEREST EXPENSE
Deposits	87,210	27,756	15,217
Federal funds purchased and securities sold under agreements to repurchase	423	347	273
Other borrowings	23,654	8,621	4,148
Subordinated notes and debentures	16,848	3,350	2,161
TOTAL INTEREST EXPENSE	128,135	40,074	21,799

NET INTEREST INCOME	552,552	354,930	279,206
Provision for loan losses	38,148	26,393	20,065

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	514,404	328,537	259,141

NON-INTEREST INCOME
Trust income	23,128	18,570	15,442
Service charges on deposit accounts	42,508	36,079	32,414
Other service charges and fees	7,469	9,919	12,872
Mortgage and SBA lending income	11,043	13,316	16,483
Investment banking income	3,141	2,793	3,471
Debit and credit card fees	32,268	34,258	30,740
Bank owned life insurance income	4,415	3,503	3,324
Gain on sale of securities, net	61	1,059	5,848
Other income	19,863	19,268	18,788
TOTAL NON-INTEREST INCOME	143,896	138,765	139,382

NON-INTEREST EXPENSE
Salaries and employee benefits	216,743	154,314	133,457
Occupancy expense, net	29,610	21,159	18,667
Furniture and equipment expense	16,323	19,366	16,683
Other real estate and foreclosure expense	4,480	3,042	4,461
Deposit insurance	8,721	3,696	3,469
Merger related costs	4,777	21,923	4,835
Other operating expenses	111,575	88,879	73,513
TOTAL NON-INTEREST EXPENSE	392,229	312,379	255,085

INCOME BEFORE INCOME TAXES	266,071	154,923	143,438
Provision for income taxes	50,358	61,983	46,624

NET INCOME	215,713	92,940	96,814
Preferred stock dividends	—	—	24
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$215,713	$92,940	$96,790
BASIC EARNINGS PER SHARE (1)	$2.34	$1.34	$1.58
DILUTED EARNINGS PER SHARE (1)	$2.32	$1.33	$1.56

 (1)    Per share amounts for the years ended 2017 and 2016 have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016

NET INCOME	$215,713	$92,940	$96,814

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(13,626)	2,645	(14,797)
Less: Reclassification adjustment for realized gains included in net income	61	1,059	5,848
Other comprehensive (loss) income, before tax effect	(13,687)	1,586	(20,645)

Less: Tax effect of other comprehensive (loss) income	(3,577)	622	(8,098)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(10,110)	964	(12,547)

COMPREHENSIVE INCOME	$205,603	$93,904	$84,267

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$215,713	$92,940	$96,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,412	21,062	16,978
Provision for loan losses	38,148	26,393	20,065
Gain on sale of investments	(61)	(1,059)	(5,848)
Net accretion of investment securities and assets	(48,684)	(38,090)	(31,928)
Net (accretion) amortization on borrowings	(380)	561	421
Stock-based compensation expense	9,725	10,681	3,418
Gain on sale of premises and equipment held for sale, net of impairment	—	(615)	(225)
Gain on sale of foreclosed assets and other real estate owned	(650)	(1,076)	(2,432)
Gain on sale of mortgage loans held for sale	(12,844)	(12,186)	(14,683)
Gain on sale of loans	(10)	(18)	—
Fair value write-down of closed branches	836	325	3,000
Deferred income taxes	8,412	23,251	9,832
Gain on sale of insurance lines of business	—	(3,708)	—
Income from bank owned life insurance	(5,003)	(3,503)	(3,372)
Originations of mortgage loans held for sale	(546,676)	(507,907)	(618,453)
Proceeds from sale of mortgage loans held for sale	556,759	526,245	635,613
Changes in assets and liabilities:
Interest receivable	(6,227)	(2,432)	(1,197)
Assets held in trading accounts	—	41	4,381
Other assets	(1,414)	12,456	(8,206)
Accrued interest and other liabilities	33,978	(14,194)	(14,959)
Income taxes payable	(9,355)	(14,604)	1,915
Net cash provided by operating activities	260,679	114,563	91,134
INVESTING ACTIVITIES
Net originations of loans	(912,793)	(719,219)	(368,162)
Proceeds from sale of loans	24,977	20,705	—
(Increase) decrease in due from banks - time	(1,620)	3,233	9,544
Purchases of premises and equipment, net	(29,740)	(34,216)	(18,892)
Proceeds from sale of premises and equipment	—	3,475	1,628
Purchases of other real estate owned	—	(1,021)	—
Proceeds from sale of foreclosed assets and other real estate owned	27,751	18,255	29,055
Proceeds from sale of available-for-sale securities	7,959	679,613	346,273
Proceeds from maturities of available-for-sale securities	258,325	487,717	257,388
Purchases of available-for-sale securities	(825,914)	(854,708)	(861,572)
Proceeds from maturities of held-to-maturity securities	80,803	97,494	250,636
Purchases of held-to-maturity securities	(1,172)	(860)	(6,162)
Proceeds from bank owned life insurance death benefits	1,814	—	3,039
Purchases of bank owned life insurance	(4,000)	(143)	(143)
Proceeds from the sale of insurance lines of business	—	9,296	—
Cash paid in business combinations, net of cash received	—	(48,092)	—
Cash received in business combinations, net of cash paid	—	—	106,419
Disposition of assets and liabilities held for sale	(55,211)	—	—
Net cash used in investing activities	(1,428,821)	(338,471)	(250,949)
FINANCING ACTIVITIES
Net change in deposits	1,305,877	120,667	139,266
Proceeds from issuance of subordinated notes	326,355	—	—
Repayments of subordinated debentures and subordinated debt	(113,990)	(3,000)	(594)
Dividends paid on preferred stock	—	—	(24)
Dividends paid on common stock	(55,646)	(35,116)	(28,743)
Net change in other borrowed funds	(34,574)	521,865	106,823
Net change in federal funds purchased and securities sold under agreements to repurchase	(26,652)	(71,003)	2,398
Net shares issued under stock compensation plans	1,162	2,260	4,352
Shares issued under employee stock purchase plan	1,026	618	586
Redemption of preferred stock	—	—	(30,852)
Net cash provided by financing activities	1,403,558	536,291	193,212
INCREASE IN CASH EQUIVALENTS	235,416	312,383	33,397
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	598,042	285,659	252,262
CASH AND CASH EQUIVALENTS, END OF YEAR	$833,458	$598,042	$285,659

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share data (1))	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2015	$30,852	$606	$662,075	$(2,665)	$385,987	$1,076,855

Comprehensive income	—	—	—	(12,547)	96,814	84,267
Stock issued for employee stock purchase plan – 31,470 shares	—	—	586	—	—	586
Stock-based compensation plans, net – 295,630 shares	—	3	7,767	—	—	7,770
Stock issued for Citizens National acquisition – 1,671,482 common shares	—	17	41,235	—	—	41,252
Preferred stock redeemed	(30,852)	—	—	—	—	(30,852)
Dividends on preferred stock	—	—	—	—	(24)	(24)
Dividends on common stock – $0.48 per share	—	—	—	—	(28,743)	(28,743)

Balance, December 31, 2016	—	626	711,663	(15,212)	454,034	1,151,111

Comprehensive income	—	—	—	964	92,940	93,904
Reclassify stranded tax effects due to 2017 tax law changes	—	—	—	(3,016)	3,016	—
Stock issued for employee stock purchase plan – 26,002 shares	—	—	618	—		618
Stock-based compensation plans, net – 359,286 shares	—	3	12,938	—	—	12,941
Stock issued for Hardeman acquisition – 1,599,940 common shares	—	16	42,622	—	—	42,638
Stock issued for OKSB acquisition –14,488,604 common shares	—	145	431,253	—	—	431,398
Stock issued for First Texas acquisition – 12,999,840 common shares	—	130	386,940	—	—	387,070
Dividends on common stock – $0.50 per share	—	—	—	—	(35,116)	(35,116)

Balance, December 31, 2017	—	920	1,586,034	(17,264)	514,874	2,084,564

Comprehensive income	—	—	—	(10,110)	215,713	205,603
Stock issued for employee stock purchase plan - 39,782	—	—	1,026	—	—	1,026
Stock-based compensation plans, net - 278,743 shares	—	3	10,884	—	—	10,887
Dividends on common stock - $0.60 per share	—	—	—	—	(55,646)	(55,646)

Balance, December 31, 2018	$—	$923	$1,597,944	$(27,374)	$674,941	$2,246,434

(1)    All share and per share amounts for the years ended 2017 and 2016 have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (the “Company”) is primarily engaged in providing a full range of banking services to individual and corporate customers through its subsidiaries and their branch banks with offices. We are headquartered in Pine Bluff, Arkansas and conduct banking operations in communities throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas. We offer consumer, real estate and commercial loans, checking, savings and time deposits from our 191 financial centers conveniently located throughout our market areas. Additionally, we offer specialized products and services such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending. The Company is subject to regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of acquired loans.  Management obtains independent appraisals for significant properties in connection with the determination of the allowance for loan losses and the valuation of foreclosed assets.

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

Mortgage Loans Held For Sale

Mortgage Loans Held for Sale are carried at fair value which is determined on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (IRLC) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement.

The IRLCs are derivative instruments; their fair values at December 31, 2018 and 2017 were not material.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators.  Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid.  Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

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

For discussion of the Company’s accounting for acquired loans, see Acquisition Accounting, Acquired Loans later in this section.

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

The allowance for loan losses is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) external factors and pressure from competition, (6)the experience, ability and depth of lending management and staff, (7) seasoning of new products obtained and new markets entered through acquisition and (8) other factors and trends that will affect specific loans and categories of loans.  The Company establishes general allocations for each major loan category.  This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.  General reserves have been established, based upon the aforementioned factors and allocated to the individual loan categories.

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

The notional amount of the swaps was $561.3 million at December 31, 2018 and $303.5 million at December 31, 2017.

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

Revenue from Contracts with Customers

ASC Topic 606, Revenue from Contracts with Customers, applies to all contracts with customers to provide goods or services in the ordinary course of business. However, Topic 606 specifically does not apply to revenue related to financial instruments, guarantees, insurance contracts, leases, or nonmonetary exchanges. Given these scope exceptions, interest income recognition and measurement related to loans and investments securities, the Company’s two largest sources of revenue, are not accounted for under Topic 606. Also, the Company does not use Topic 606 to account for gains or losses on its investments in securities, loans, and derivatives due to the scope exceptions.

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

Bankcard Fee Income – Periodic bankcard fees, net of direct origination costs, are recognized as revenue on a straight-line basis over the period the fee entitles the cardholder to use the card.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2018	2017	2016
Net income available to common shareholders	$215,713	$92,940	$96,790

Average common shares outstanding	92,268	69,385	61,291
Average potential dilutive common shares	562	468	636
Average diluted common shares	92,830	69,853	61,927

Basic earnings per share	$2.34	$1.34	$1.58
Diluted earnings per share	$2.32	$1.33	$1.56

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the years ended December 31, 2018, 2017 and 2016.

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

Reliance Bancshares, Inc. (Pending Acquisition)

On November 13, 2018, the Company announced that it has entered into an Agreement and Plan of Merger (“Reliance Agreement”) with Reliance Bancshares, Inc. (“Reliance”), headquartered in Des Peres, Missouri, including its wholly-owned bank subsidiary, Reliance Bank. According to the terms and subject to the conditions of the Reliance Agreement, upon consummation of the transaction, holders of Reliance’s commons stock and common stock equivalents will receive, in the aggregate, 4,000,000 shares of the Company’s common stock and $62.7 million in cash. In addition, each share of Reliance’s Series A Preferred Stock and Series B Preferred Stock will be converted into the right to receive one share of Simmons’ comparable Series A Preferred Stock or Series B Preferred Stock, respectively, and each share of Reliance’s Series C Preferred Stock will be converted into the right to receive one share of Simmons’ comparable Series C Preferred Stock (unless the holder of such Series C Preferred Stock elects to receive alternative consideration in accordance with the Reliance Agreement).

Reliance conducts banking business from 20-plus branches in the greater St. Louis metropolitan area. As of December 31, 2018, Reliance had approximately $1.5 billion in assets, $1.1 billion in loans and $1.2 billion in deposits. Completion of the transaction is expected during the second quarter of 2019 and is subject to certain closing conditions, including approval by the shareholders of Reliance, as well as customary regulatory approvals Simultaneously with the closing of the transaction, Reliance Bank is expected to be merged with and into Simmons Bank.

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

Goodwill of $229.1 million was recorded as a result of the transaction. The acquisition allowed the Company to enter the Texas, Oklahoma and Colorado banking markets and it also strengthened the Company’s Kansas franchise and its product offerings in the healthcare and real estate industries, all of which gave rise to the goodwill recorded. The goodwill is not deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the OKSB transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from OKSB	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$79,517	$—	$79,517
Investment securities	485,468	(1,295)	484,173
Loans acquired	2,039,524	(43,071)	1,996,453
Allowance for loan losses	(26,957)	26,957	—
Foreclosed assets	6,284	(1,127)	5,157
Premises and equipment	21,210	5,457	26,667
Bank owned life insurance	28,704	—	28,704
Goodwill	13,545	(13,545)	—
Core deposit intangible	1,933	40,191	42,124
Other intangibles	3,806	—	3,806
Other assets	33,455	(9,141)	24,314
Total assets acquired	$2,686,489	$4,426	$2,690,915

(In thousands)	Acquired from OKSB	Fair Value Adjustments	Fair Value
Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$485,971	$—	$485,971
Interest bearing transaction accounts and savings deposits	869,252	—	869,252
Time deposits	613,345	(2,213)	611,132
Total deposits	1,968,568	(2,213)	1,966,355
Securities sold under agreement to repurchase	11,256	—	11,256
Other borrowings	347,000	—	347,000
Subordinated debentures	46,393	—	46,393
Accrued interest and other liabilities	17,440	5,364	22,804
Total liabilities assumed	2,390,657	3,151	2,393,808
Equity	295,832	(295,832)	—
Total equity assumed	295,832	(295,832)	—
Total liabilities and equity assumed	$2,686,489	$(292,681)	$2,393,808
Net assets acquired			297,107
Purchase price			526,251
Goodwill			$229,144

During 2018, the Company finalized its analysis of the loans acquired along with other acquired assets and assumed liabilities.

The Company’s operating results for 2018 and 2017 include the operating results of the acquired assets and assumed liabilities of OKSB subsequent to the acquisition date.

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

The Company’s operating results for 2018 and 2017 include the operating results of the acquired assets and assumed liabilities of First Texas subsequent to the acquisition date.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Hardeman transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Hardeman	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$8,001	$—	$8,001
Interest bearing balances due from banks - time	1,984	—	1,984
Investment securities	170,654	(285)	170,369
Loans acquired	257,641	(5,992)	251,649
Allowance for loan losses	(2,382)	2,382	—
Foreclosed assets	1,083	(452)	631
Premises and equipment	9,905	1,258	11,163
Bank owned life insurance	7,819	—	7,819
Goodwill	11,485	(11,485)	—
Core deposit intangible	—	7,840	7,840
Other intangibles	—	830	830
Other assets	2,639	(1)	2,638
Total assets acquired	$468,829	$(5,905)	$462,924

(In thousands)	Acquired from Hardeman	Fair Value Adjustments	Fair Value
Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$76,555	$—	$76,555
Interest bearing transaction accounts and savings deposits	214,872	—	214,872
Time deposits	97,917	(368)	97,549
Total deposits	389,344	(368)	388,976
Securities sold under agreement to repurchase	17,163	—	17,163
Other borrowings	3,000	—	3,000
Subordinated debentures	6,702	—	6,702
Accrued interest and other liabilities	1,891	1,924	3,815
Total liabilities assumed	418,100	1,556	419,656
Equity	50,729	(50,729)	—
Total equity assumed	50,729	(50,729)	—
Total liabilities and equity assumed	$468,829	$(49,173)	$419,656
Net assets acquired			43,268
Purchase price			72,639
Goodwill			$29,371

During 2018, the Company finalized its analysis of the loans acquired along with other acquired assets and assumed liabilities.

The Company’s operating results for 2018 and 2017 include the operating results of the acquired assets and assumed liabilities of Hardeman subsequent to the acquisition date.

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

Goodwill of $23.4 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the east Tennessee market and the Company is able to achieve cost savings by integrating the two companies and combining accounting, data processing, and other administrative functions all of which gave rise to the goodwill recorded. The goodwill is deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Citizens transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Citizens	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$131,467	$(351)	$131,116
Federal funds sold	10,000	—	10,000
Investment securities	61,987	1	61,988
Loans acquired	350,361	(9,511)	340,850
Allowance for loan losses	(4,313)	4,313	—
Foreclosed assets	4,960	(1,518)	3,442
Premises and equipment	6,746	1,339	8,085
Bank owned life insurance	6,632	—	6,632
Core deposit intangible	—	5,075	5,075
Other intangibles	—	591	591
Other assets	17,364	6	17,370
Total assets acquired	$585,204	$(55)	$585,149

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$109,281	$—	$109,281
Interest bearing transaction accounts and savings deposits	204,912	—	204,912
Time deposits	195,664	—	195,664
Total deposits	509,857	—	509,857
Securities sold under agreement to repurchase	13,233	—	13,233
FHLB borrowings	4,000	47	4,047
Accrued interest and other liabilities	3,558	1,530	5,088
Total liabilities assumed	530,648	1,577	532,225
Equity	54,556	(54,556)	—
Total equity assumed	54,556	(54,556)	—
Total liabilities and equity assumed	$585,204	$(52,979)	$532,225
Net assets acquired			52,924
Purchase price			76,300
Goodwill			$23,376

During 2017, the Company finalized its analysis of the loans acquired along with the other acquired assets and assumed liabilities.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	Years Ended December 31,
	2018				2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$16,990	$—	$(49)	$16,941	$46,945	$7	$(228)	$46,724
Mortgage-backed securities	13,346	5	(412)	12,939	16,132	8	(287)	15,853
State and political subdivisions	256,863	3,029	(954)	258,938	301,491	5,962	(222)	307,231
Other securities	1,995	17	—	2,012	3,490	—	—	3,490
Total HTM	$289,194	$3,051	$(1,415)	$290,830	$368,058	$5,977	$(737)	$373,298

Available-for-Sale
U.S. Government agencies	$157,523	$518	$(3,740)	$154,301	$141,559	$116	$(1,951)	$139,724
Mortgage-backed securities	1,552,487	3,097	(32,684)	1,522,900	1,208,017	246	(20,946)	1,187,317
State and political subdivisions	320,142	171	(5,470)	314,843	144,642	532	(2,009)	143,165
Other securities	157,471	2,251	(14)	159,708	118,106	1,206	(1)	119,311
Total AFS	$2,187,623	$6,037	$(41,908)	$2,151,752	$1,612,324	$2,100	$(24,907)	$1,589,517

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost.  Total fair value of these investments at December 31, 2018 and 2017, was $1.7 billion and $1.4 billion, which is approximately 70.3% and 73.5%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018

Held-to-Maturity
U.S. Government agencies	$992	$(2)	$15,948	$(47)	$16,940	$(49)
Mortgage-backed securities	—	—	12,177	(412)	12,177	(412)
State and political subdivisions	39,149	(208)	50,889	(746)	90,038	(954)
Total HTM	$40,141	$(210)	$79,014	$(1,205)	$119,155	$(1,415)

Available-for-Sale
U.S. Government agencies	$26,562	$(221)	$108,636	$(3,519)	$135,198	$(3,740)
Mortgage-backed securities	163,560	(1,146)	1,037,679	(31,538)	1,201,239	(32,684)
State and political subdivisions	129,075	(1,406)	132,020	(4,064)	261,095	(5,470)
Other securities	65	(13)	99	(1)	164	(14)
Total AFS	$319,262	$(2,786)	$1,278,434	$(39,122)	$1,597,696	$(41,908)

December 31, 2017

Held-to-Maturity
U.S. Government agencies	$11,961	$(6)	$32,778	$(222)	$44,739	$(228)
Mortgage-backed securities	5,471	(47)	8,946	(240)	14,417	(287)
State and political subdivisions	40,299	(198)	1,887	(24)	42,186	(222)
Total HTM	$57,731	$(251)	$43,611	$(486)	$101,342	$(737)

Available-for-Sale
U.S. Government agencies	$91,988	$(921)	$25,742	$(1,030)	$117,730	$(1,951)
Mortgage-backed securities	510,770	(4,516)	609,329	(16,430)	1,120,099	(20,946)
State and political subdivisions	25,049	(202)	75,404	(1,807)	100,453	(2,009)
Other securities	—	—	99	(1)	99	(1)
Total AFS	$627,807	$(5,639)	$710,574	$(19,268)	$1,338,381	$(24,907)

The declines reflected in the preceding table primarily resulted from the rate for these investments yielding less than current market rates.  Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. Management does not have the intent to sell these securities and management believes it is more likely than not the Company will not have to sell these securities before recovery of their amortized cost basis less any current period credit losses.

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, as of December 31, 2018, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2018, management believes the impairments detailed in the table above are temporary.  Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the years ended December 31, 2018, 2017 and 2016, is as follows:

(In thousands)	2018	2017	2016
Taxable:
Held-to-maturity	$2,157	$2,521	$3,778
Available-for-sale	40,926	25,996	17,928

Non-taxable:
Held-to-maturity	7,424	8,693	10,641
Available-for-sale	6,811	2,905	1,132
Total	$57,318	$40,115	$33,479

The amortized cost and estimated fair value by maturity of securities are shown in the following table.  Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options.  Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$29,579	$29,515	$120	$119
After one through five years	60,564	60,514	35,518	34,923
After five through ten years	88,770	88,971	39,426	39,360
After ten years	96,935	98,891	407,815	400,011
Securities not due on a single maturity date	13,346	12,939	1,552,487	1,522,900
Other securities (no maturity)	—	—	152,257	154,439
Total	$289,194	$290,830	$2,187,623	$2,151,752

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.0 billion at December 31, 2018 and $1.2 billion at December 31, 2017.

There were $65,000 of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2018. There were $2.4 million of gross realized gains and $1.3 million of gross realized losses from the sale of securities during the year ended December 31, 2017. There were $5.8 million of gross realized gains and no gross realized losses from the sale of securities during the year ended December 31, 2016. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2018 and 39.225% in 2017 and 2016.

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

In March 2018, Heartland sold $141.0 million of branches and loans, as well as $154.6 million of deposits and other liabilities. As of December 31, 2018, other assets held for sale of $1.8 million and other liabilities held for sale of $162,000 related to Heartland, both recorded at fair value, remained at the Company. The Company will continue to work through the disposition of Heartland’s few remaining assets.

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2018, the Company’s loan portfolio was $11.72 billion, compared to $10.78 billion at December 31, 2017.  The various categories of loans are summarized as follows:

(In thousands)	2018	2017
Consumer:
Credit cards	$204,173	$185,422
Other consumer	201,297	280,094
Total consumer	405,470	465,516
Real estate:
Construction	1,300,723	614,155
Single family residential	1,440,443	1,094,633
Other commercial	3,225,287	2,530,824
Total real estate	5,966,453	4,239,612
Commercial:
Commercial	1,774,909	825,217
Agricultural	164,514	148,302
Total commercial	1,939,423	973,519
Other	119,042	26,962
Loans	8,430,388	5,705,609
Loans acquired, net of discount and allowance (1)	3,292,783	5,074,076
Total loans	$11,723,171	$10,779,685
_________________________
(1)    See Note 6, Loans Acquired, for segregation of loans acquired by loan class.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process.  The loan portfolio is diversified by borrower, purpose and industry.  The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers.  Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.  Furthermore, a factor that influenced the Company’s judgment regarding the allowance for loan losses consists of a nine-year historical loss average segregated by each primary loan sector.  On an annual basis, historical loss rates are calculated for each sector.

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

Nonaccrual loans, excluding loans acquired, at December 31, 2018 and 2017, segregated by class of loans, are as follows:

(In thousands)	2018	2017
Consumer:
Credit cards	$296	$170
Other consumer	2,159	4,605
Total consumer	2,455	4,775
Real estate:
Construction	1,269	2,242
Single family residential	11,939	13,431
Other commercial	7,205	16,054
Total real estate	20,413	31,727
Commercial:
Commercial	10,049	6,980
Agricultural	1,284	2,160
Total commercial	11,333	9,140
Total	$34,201	$45,642

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2018
Consumer:
Credit cards	$1,033	$506	$1,539	$202,634	$204,173	$209
Other consumer	4,264	896	5,160	196,137	201,297	4
Total consumer	5,297	1,402	6,699	398,771	405,470	213
Real estate:
Construction	533	308	841	1,299,882	1,300,723	—
Single family residential	7,769	4,127	11,896	1,428,547	1,440,443	—
Other commercial	3,379	2,773	6,152	3,219,135	3,225,287	—
Total real estate	11,681	7,208	18,889	5,947,564	5,966,453	—
Commercial:
Commercial	4,472	5,105	9,577	1,765,332	1,774,909	11
Agricultural	467	1,055	1,522	162,992	164,514	—
Total commercial	4,939	6,160	11,099	1,928,324	1,939,423	11
Other	—	—	—	119,042	119,042	—
Total	$21,917	$14,770	$36,687	$8,393,701	$8,430,388	$224

December 31, 2017
Consumer:
Credit cards	$707	$672	$1,379	$184,043	$185,422	$332
Other consumer	5,009	3,298	8,307	271,787	280,094	10
Total consumer	5,716	3,970	9,686	455,830	465,516	342
Real estate:
Construction	411	1,210	1,621	612,534	614,155	—
Single family residential	8,071	6,460	14,531	1,080,102	1,094,633	1
Other commercial	2,388	8,031	10,419	2,520,405	2,530,824	—
Total real estate	10,870	15,701	26,571	4,213,041	4,239,612	1
Commercial:
Commercial	1,523	6,125	7,648	817,569	825,217	—
Agricultural	50	2,120	2,170	146,132	148,302	—
Total commercial	1,573	8,245	9,818	963,701	973,519	—
Other	—	—	—	26,962	26,962	—
Total	$18,159	$27,916	$46,075	$5,659,534	$5,705,609	$343

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2018
Consumer:
Credit cards	$296	$296	$—	$296	$—	$266	$85
Other consumer	2,311	2,159	—	2,159	—	3,719	112
Total consumer	2,607	2,455	—	2,455	—	3,985	197
Real estate:
Construction	1,344	784	485	1,269	211	1,651	50
Single family residential	12,906	11,468	616	12,084	36	13,257	399
Other commercial	8,434	5,442	5,458	10,900	—	13,608	410
Total real estate	22,684	17,694	6,559	24,253	247	28,516	859
Commercial:
Commercial	10,361	7,254	4,628	11,882	437	10,003	301
Agricultural	2,419	1,180	—	1,180	—	1,412	43
Total commercial	12,780	8,434	4,628	13,062	437	11,415	344
Total	$38,071	$28,583	$11,187	$39,770	$684	$43,916	$1,400

December 31, 2017
Consumer:
Credit cards	$170	$170	$—	$170	$—	$268	$47
Other consumer	4,755	4,605	—	4,605	—	3,089	106
Total consumer	4,925	4,775	—	4,775	—	3,357	153
Real estate:
Construction	2,522	1,347	895	2,242	249	2,711	93
Single family residential	14,347	12,725	706	13,431	53	12,904	443
Other commercial	22,308	6,732	9,133	15,865	36	18,624	639
Total real estate	39,177	20,804	10,734	31,538	338	34,239	1,175
Commercial:
Commercial	9,954	4,306	2,269	6,575	—	11,670	400
Agricultural	3,278	1,035	—	1,035	—	1,522	52
Total commercial	13,232	5,341	2,269	7,610	—	13,192	452
Total	$57,334	$30,920	$13,003	$43,923	$338	$50,788	$1,780

At December 31, 2018 and 2017, impaired loans, net of government guarantees and excluding loans acquired, totaled $39.8 million and $43.9 million, respectively.  Allocations of the allowance for loan losses relative to impaired loans were $684,000 and $338,000 at December 31, 2018 and 2017, respectively.  Approximately $1.4 million, $1.8 million and $1.6 million of interest income was recognized on average impaired loans of $43.9 million, $50.8 million and $36.0 million for 2018, 2017 and 2016, respectively.  Interest recognized on impaired loans on a cash basis during 2018, 2017 and 2016 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2018
Real estate:
Construction	—	$—	3	$485	3	$485
Single-family residential	6	230	10	616	16	846
Other commercial	2	3,306	2	1,027	4	4,333
Total real estate	8	3,536	15	2,128	23	5,664
Commercial:
Commercial	4	2,833	6	718	10	3,551
Total commercial	4	2,833	6	718	10	3,551
Total	12	$6,369	21	$2,846	33	$9,215

December 31, 2017
Real estate:
Construction	—	$—	1	$420	1	$420
Single-family residential	4	141	15	954	19	1,095
Other commercial	4	4,322	5	3,712	9	8,034
Total real estate	8	4,463	21	5,086	29	9,549
Commercial:
Commercial	5	2,644	6	745	11	3,389
Total commercial	5	2,644	6	745	11	3,389
Total	13	$7,107	27	$5,831	40	$12,938

The following table presents loans that were restructured as TDRs during the years ended December 31, 2018 and 2017, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Year Ended December 31, 2018
Consumer:
Other consumer	1	$91	$91	$91	$—	$—
Total consumer	1	91	91	91	—	—
Real estate:
Construction	1	99	98	98	—	—
Single-family residential	1	61	62	62	—	—
Other commercial	2	392	390	390	—	212
Total real estate	4	552	550	550	—	212
Commercial:
Commercial	3	2,363	2,358	2,358	—	190
Total commercial	3	2,363	2,358	2,358	—	190
Total	8	$3,006	$2,999	$2,999	$—	$402

Year Ended December 31, 2017
Real estate:
Construction	1	$456	$456	$456	$—	$—
Single-family residential	1	139	130	130	—	—
Other commercial	3	7,715	7,715	7,715	—	33
Total real estate	5	8,310	8,301	8,301	—	33
Commercial:
Commercial	11	2,691	2,604	2,565	39	—
Total commercial	11	2,691	2,604	2,565	39	—
Total	16	$11,001	$10,905	$10,866	$39	$33

During the year ended December 31, 2018, the Company modified eight loans with a total recorded investment of $3.0 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. A specific reserve was not determined necessary for these loans based on the fair value of the collateral. Also, there was $402,000 immediate financial impact from the restructuring of these loans due to specific loan loss reserves for these loans. During the year ended December 31, 2018, seven of the previously restructured loans with prior balances of $655,000 were paid off.

During year ended December 31, 2017, the Company modified sixteen loans with a total recorded investment of $11.0 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. Based on the fair value of the collateral, a specific reserve of $26,000 was determined necessary for these loans. Also, the financial impact from the restructuring of these loans was $33,000. During the year ended December 31, 2017, thirteen of the previously restructured loans with prior balances of $1.2 million were paid off.

There were two commercial real estate loans for which a payment default occurred during the year ended December 31, 2018, that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired. A charge off of approximately $92,400 was recorded for these loans and assets valued at $2,169,300 were transferred to OREO. Also, there was one single-family residential loan for which a payment default occurred during the year ended December 31, 2018, that had been modified as a TDR within 12 months or less of the payment default, excluding loans acquired. A charge off of approximately $26,500 was recorded for this loan. The Company defines a payment default as a payment received more than 90 days after its due date.

During the year ended December 31, 2017, there was one commercial real estate loan for which a payment default occurred that had been modified as a TDR within 12 months or less of the payment default. A charge off of $440,000 was recorded for this loan. Also, there was one single-family residential loan for which a payment default occurred that had been modified as a TDR within 12 months or less of the payment default for which formal foreclosure proceedings were in process.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $2,288,000 at December 31, 2018 for which OREO was received in full or partial satisfaction of the loans. There were no TDRs at December 31, 2017 for which OREO was received in full or partial satisfaction of the loans. At December 31, 2018 and 2017, the Company had $3,899,000 and $5,057,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2018 and 2017, the Company had $3,530,000 and $3,828,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $4.1 million and $17.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of December 31, 2018 and 2017, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $50.4 million and $76.3 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at December 31, 2018 and 2017, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8.  Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing.  Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $119.0 million and $175.6 million as of December 31, 2018 and 2017, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2018
Consumer:
Credit cards	$203,667	$—	$506	$—	$—	$204,173
Other consumer	198,840	—	2,457	—	—	201,297
Total consumer	402,507	—	2,963	—	—	405,470
Real estate:
Construction	1,296,988	1,910	1,825	—	—	1,300,723
Single family residential	1,420,052	1,628	18,528	235	—	1,440,443
Other commercial	3,193,289	17,169	14,829	—	—	3,225,287
Total real estate	5,910,329	20,707	35,182	235	—	5,966,453
Commercial:
Commercial	1,742,002	8,357	24,550	—	—	1,774,909
Agricultural	162,824	75	1,615	—	—	164,514
Total commercial	1,904,826	8,432	26,165	—	—	1,939,423
Other	119,042	—	—	—	—	119,042
Loans acquired	3,187,083	51,255	54,097	348	—	3,292,783
Total	$11,523,787	$80,394	$118,407	$583	$—	$11,723,171

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2017
Consumer:
Credit cards	$184,920	$—	$502	$—	$—	$185,422
Other consumer	275,160	—	4,934	—	—	280,094
Total consumer	460,080	—	5,436	—	—	465,516
Real estate:
Construction	603,126	5,795	5,218	16	—	614,155
Single family residential	1,066,902	3,954	23,490	287	—	1,094,633
Other commercial	2,480,293	19,581	30,950	—	—	2,530,824
Total real estate	4,150,321	29,330	59,658	303	—	4,239,612
Commercial:
Commercial	736,377	74,254	14,402	50	134	825,217
Agricultural	146,065	24	2,190	23	—	148,302
Total commercial	882,442	74,278	16,592	73	134	973,519
Other	26,962	—	—	—	—	26,962
Loans acquired	4,918,570	62,128	93,378	—	—	5,074,076
Total	$10,438,375	$165,736	$175,064	$376	$134	$10,779,685

Net (charge-offs)/recoveries for the years ended December 31, 2018 and 2017, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2018	2017
Consumer:
Credit cards	$(3,046)	$(2,884)
Other consumer	(6,080)	(1,528)
Total consumer	(9,126)	(4,412)
Real estate:
Construction	(1,775)	100
Single family residential	(494)	(1,045)
Other commercial	(2,645)	(6,054)
Total real estate	(4,914)	(6,999)
Commercial:
Commercial	(5,878)	(7,734)
Agricultural	—	—
Total commercial	(5,878)	(7,734)
Total	$(19,918)	$(19,145)

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

The general allocation is calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for loan losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) external factors and pressure from competition, (6)the experience, ability and depth of lending management and staff, (7) seasoning of new products obtained and new markets entered through acquisition and (8) other factors and trends that will affect specific loans and categories of loans. The Company establishes general allocations for each major loan category. This category also includes allocations to loans which are collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2018
Balance, beginning of year (2)	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (1)	19,385	7,376	3,185	4,903	34,849
Charge-offs	(6,623)	(5,905)	(4,051)	(6,637)	(23,216)
Recoveries	745	991	1,005	557	3,298
Net charge-offs	(5,878)	(4,914)	(3,046)	(6,080)	(19,918)
Balance, end of year (2)	$20,514	$29,743	$3,923	$2,419	$56,599

Period-end amount allocated to:
Loans individually evaluated for impairment	$437	$247	$—	$—	$684
Loans collectively evaluated for impairment	20,077	29,496	3,923	2,419	55,915
Balance, end of year (2)	$20,514	$29,743	$3,923	$2,419	$56,599

December 31, 2017
Balance, beginning of year (2)	$7,739	$21,817	$3,779	$2,951	$36,286
Provision for loan losses (1)	7,002	12,463	2,889	2,173	24,527
Charge-offs	(7,837)	(7,989)	(3,905)	(3,767)	(23,498)
Recoveries	103	990	1,021	2,239	4,353
Net charge-offs	(7,734)	(6,999)	(2,884)	(1,528)	(19,145)
Balance, end of year (2)	$7,007	$27,281	$3,784	$3,596	$41,668

Period-end amount allocated to:
Loans individually evaluated for impairment	$—	$338	$—	$—	$338
Loans collectively evaluated for impairment	7,007	26,943	3,784	3,596	41,330
Balance, end of year (2)	$7,007	$27,281	$3,784	$3,596	$41,668

_________________________
(1)    Provision for loan losses of $3,299,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2018 (total provision for loan losses for the year ended December 31, 2018 was $38,148,000). There were $3,622,000 in charge-offs for loans acquired during the year ended December 31, 2018 resulting in an ending balance in the allowance related to loans acquired of $95,000. Provision for loan losses of $1,866,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2017 (total provision for loan losses for the year ended December 31, 2017 was $26,393,000). There were $2,400,000 in charge-offs for loans acquired during the year ended December 31, 2017 resulting in an ending balance in the allowance related to loans acquired of $418,000.
(2)    Allowance for loan losses at December 31, 2018 includes $95,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2017 and 2016 includes $418,000 and $954,000 allowance for loans acquired, respectively. The total allowance for loan losses at December 31, 2018, 2017 and 2016 was $56,694,000, $42,086,000 and $37,240,000, respectively.

Activity in the allowance for loan losses for the year ended December 31, 2016 was as follows:

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
 _________________________
(1)    Provision for loan losses of $626,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2016 (total provision for loan losses for the year ended December 31, 2016 was $20,065,000). The $626,000 was subsequently charged-off, resulting in no increase to the ending balance in the allowance related to loans acquired.
(2)    Allowance for loan losses at December 31, 2016 includes $954,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2016 was $37,240,000.
The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2018 and 2017 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2018
Loans individually evaluated for impairment	$13,062	$24,253	$296	$2,159	$39,770
Loans collectively evaluated for impairment	1,926,361	5,942,200	203,877	318,180	8,390,618
Balance, end of period	$1,939,423	$5,966,453	$204,173	$320,339	$8,430,388

December 31, 2017
Loans individually evaluated for impairment	$7,610	$31,538	$170	$4,605	$43,923
Loans collectively evaluated for impairment	965,909	4,208,074	185,252	302,451	5,661,686
Balance, end of period	$973,519	$4,239,612	$185,422	$307,056	$5,705,609

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

See Note 2, Acquisitions, for further discussion of loans acquired.

The following table reflects the carrying value of all loans acquired as of December 31, 2018 and 2017:

	Loans Acquired At December 31,
(In thousands)	2018	2017
Consumer:
Other consumer	$15,658	$51,467
Real estate:
Construction	429,605	637,032
Single family residential	566,188	793,228
Other commercial	1,848,679	2,387,777
Total real estate	2,844,472	3,818,037
Commercial:
Commercial	430,914	995,587
Agricultural	1,739	66,576
Total commercial	432,653	1,062,163
Other	—	142,409
Total loans acquired (1)	$3,292,783	$5,074,076
_________________________
(1)    Loans acquired are reported net of a $95,000 and $418,000 allowance as of December 31, 2018 and 2017, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	December 31, 2018	December 31, 2017
Consumer:
Other consumer	$140	$334
Real estate:
Construction	114	1,767
Single family residential	6,603	12,151
Other commercial	1,167	7,401
Total real estate	7,884	21,319
Commercial:
Commercial	13,578	1,748
Agricultural	38	84
Total commercial	13,616	1,832
Total	$21,640	$23,485

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2018
Consumer:
Other consumer	$337	$49	$386	$15,272	$15,658	$2
Real estate:
Construction	8,283	27	8,310	421,295	429,605	—
Single family residential	4,706	3,049	7,755	558,433	566,188	—
Other commercial	168	577	745	1,847,934	1,848,679	—
Total real estate	13,157	3,653	16,810	2,827,662	2,844,472	—
Commercial:
Commercial	1,302	9,542	10,844	420,070	430,914	—
Agricultural	31	5	36	1,703	1,739	—
Total commercial	1,333	9,547	10,880	421,773	432,653	—

Total	$14,827	$13,249	$28,076	$3,264,707	$3,292,783	$2

December 31, 2017
Consumer:
Other consumer	$889	$260	$1,149	$50,318	$51,467	$108
Real estate:
Construction	2,577	1,448	4,025	633,007	637,032	279
Single family residential	12,936	3,302	16,238	776,990	793,228	126
Other commercial	17,176	5,647	22,823	2,364,954	2,387,777	2,565
Total real estate	32,689	10,397	43,086	3,774,951	3,818,037	2,970
Commercial:
Commercial	2,344	1,039	3,383	992,204	995,587	67
Agricultural	51	—	51	66,525	66,576	—
Total commercial	2,395	1,039	3,434	1,058,729	1,062,163	67
Other	15	—	15	142,394	142,409	—

Total	$35,988	$11,696	$47,684	$5,026,392	$5,074,076	$3,145

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 5, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2018
Consumer:
Other consumer	$15,380	$—	$278	$—	$—	$15,658
Real estate:
Construction	393,122	27,621	8,862	—	—	429,605
Single family residential	553,460	2,081	10,299	348	—	566,188
Other commercial	1,822,179	9,137	17,363	—	—	1,848,679
Total real estate	2,768,761	38,839	36,524	348	—	2,844,472
Commercial:
Commercial	401,300	12,416	17,198	—	—	430,914
Agricultural	1,642	—	97	—	—	1,739
Total commercial	402,942	12,416	17,295	—	—	432,653

Total	$3,187,083	$51,255	$54,097	$348	$—	$3,292,783

December 31, 2017
Consumer:
Other consumer	$50,625	$21	$821	$—	$—	$51,467
Real estate:
Construction	604,796	30,524	1,712	—	—	637,032
Single family residential	770,954	2,618	19,656	—	—	793,228
Other commercial	2,337,097	15,064	35,616	—	—	2,387,777
Total real estate	3,712,847	48,206	56,984	—	—	3,818,037
Commercial:
Commercial	946,322	13,901	35,364	—	—	995,587
Agricultural	66,367	—	209	—	—	66,576
Total commercial	1,012,689	13,901	35,573	—	—	1,062,163
Other	142,409	—	—	—	—	142,409

Total	$4,918,570	$62,128	$93,378	$—	$—	$5,074,076

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

The following is a summary of the loans acquired in the OKSB acquisition on October 19, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$2,021,388	$18,136
Non-accretable difference (expected losses and foregone interest)	—	(6,731)
Cash flows expected to be collected at acquisition	2,021,388	11,405
Accretable yield	(36,340)	—
Basis in acquired loans at acquisition	$1,985,048	$11,405

The following is a summary of the loans acquired in the First Texas acquisition on October 19, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$2,246,212	$—
Non-accretable difference (expected losses and foregone interest)	—	—
Cash flows expected to be collected at acquisition	2,246,212	—
Accretable yield	(37,834)	—
Basis in acquired loans at acquisition	$2,208,378	$—

The following is a summary of the loans acquired in the Hardeman acquisition on May 15, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$254,189	$3,452
Non-accretable difference (expected losses and foregone interest)	—	(990)
Cash flows expected to be collected at acquisition	254,189	2,462
Accretable yield	(5,002)	—
Basis in acquired loans at acquisition	$249,187	$2,462

The following is a summary of the loans acquired in the Citizens acquisition on September 9, 2016, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$348,756	$1,605
Non-accretable difference (expected losses and foregone interest)	—	(848)
Cash flows expected to be collected at acquisition	348,756	757
Accretable yield	(8,663)	—
Basis in acquired loans at acquisition	$340,093	$757

In addition to the accretable yield on acquired loans not considered to be impaired, the amount of the estimated cash flows expected to be received from the purchased credit impaired loans in excess of the fair values recorded for the purchased credit impaired loans is also referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the loans.  Each quarter, the Company estimates the cash flows expected to be collected from the acquired purchased credit impaired loans, and adjustments may or may not be required.  This has resulted in an increase in interest income that is spread on a level-yield basis over the remaining expected lives of the loans. These adjustments will be recognized over the remaining lives of the purchased credit impaired loans. The accretable yield adjustments recorded in future periods will change as the Company continues to evaluate expected cash flows from the purchased credit impaired loans.

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the years ended December 31, 2018, 2017 and 2016.

(In thousands)	Accretable Yield	Carrying Amount of Loans
Balance, January 1, 2016	$954	$23,469
Additions	19	757
Accretable yield adjustments	5,122	—
Accretion	(4,440)	4,440
Payments and other reductions, net	—	(10,864)
Balance, December 31, 2016	1,655	17,802

Additions	—	13,793
Accretable yield adjustments	4,893	—
Accretion	(5,928)	5,928
Payments and other reductions, net	—	(20,407)
Balance, December 31, 2017	620	17,116

Additions	—	—
Accretable yield adjustments	2,045	—
Accretion	(1,205)	1,205
Payments and other reductions, net	—	(14,271)
Balance, December 31, 2018	$1,460	$4,050

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan losses for loans acquired resulting in a total allowance on loans acquired of $95,000 at December 31, 2018, $418,000 at December 31, 2017 and $954,000 at December 31, 2016.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  Goodwill totaled $845.7 million at December 31, 2018 and $842.7 million at December 31, 2017.

The Company recorded $229.1 million, $240.8 million and $29.4 million of goodwill as a result of its acquisitions of OKSB, First Texas and Hardeman, respectively, partially offset by $4.1 million due to the sale of the Company’s property and casualty insurance lines of business during the third quarter 2017. The Company recorded $21.5 million of goodwill during 2016 as a result of its Citizens acquisition. Goodwill impairment was neither indicated nor recorded in 2018, 2017 or 2016. The goodwill recorded in the Citizens acquisition will be deductible for tax purposes.

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

Intangible assets are being amortized over various periods ranging from 10 to 15 years. The Company recorded $830,000 and $3.8 million of intangible assets during 2017 related to the insurance operations in the Hardeman acquisition and the OKSB acquisition, respectively. The Company recorded $591,000 of intangible assets during 2016 related to the trust operations acquired in the Citizens acquisition. Intangible assets decreased by $1.3 million due to the sale of insurance lines of business during the third quarter of 2017 and decreased $3.8 million due to the sale of the OKSB intangible asset in the first quarter of 2018.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at December 31, 2018 and 2017 were as follows:

(In thousands)	2018	2017
Goodwill	$845,687	$842,651
Core deposit premiums:
Gross carrying amount	105,984	105,984
Accumulated amortization	(26,177)	(16,659)
Core deposit premiums, net	79,807	89,325
Books of business intangible:
Gross carrying amount	15,234	15,414
Accumulated amortization	(3,707)	(2,827)
Books of business intangible, net	11,527	12,587
Other intangibles:
Gross carrying amount	2,068	6,037
Accumulated amortization	(2,068)	(1,878)
Other intangibles, net	—	4,159
Other intangible assets, net	91,334	106,071
Total goodwill and other intangible assets	$937,021	$948,722

Core deposit premium amortization expense recorded for the years ended December 31, 2018, 2017 and 2016 was $9.5 million, $6.0 million and $4.4 million, respectively. Amortization expense recorded for purchased credit card relationships for the year ended December 31, 2018 was $310,000 and $414,000 for the years ended December 31, 2017 and 2016. Book of business amortization expense recorded for the years ended December 31, 2018, 2017 and 2016 was $1.1 million.

The Company’s estimated remaining amortization expense on intangibles as of December 31, 2018 is as follows:

Year	(In thousands)
2019	$10,565
2020	10,552
2021	10,490
2022	10,438
2023	10,156
Thereafter	39,133
Total	$91,334

NOTE 8: TIME DEPOSITS

Time deposits included approximately $1.443 billion and $736.0 million of certificates of deposit of $100,000 or more, at December 31, 2018 and 2017, respectively. Of this total approximately $753.2 million and $396.8 million of certificates of deposit were over $250,000 at December 31, 2018 and 2017, respectively.

Brokered time deposits were $1.386 billion and $442.0 million at December 31, 2018 and 2017, respectively.  Maturities of all time deposits are as follows:  2019 – $2.384 billion; 2020 – $407.92 million; 2021 – $83.74 million; 2022 – $13.47 million; 2023 – $6.94 million; thereafter – $85,000.

Deposits are the Company’s primary funding source for loans and investment securities.  The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 9: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2018	2017	2016
Income taxes currently payable	$41,946	$38,732	$36,792
Deferred income taxes	8,412	23,251	9,832
Provision for income taxes	$50,358	$61,983	$46,624

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Deferred tax assets:
Loans acquired	$12,536	$19,885
Allowance for loan losses	13,947	10,773
Valuation of foreclosed assets	1,474	2,852
Tax NOLs from acquisition	7,242	7,821
Deferred compensation payable	2,707	2,433
Accrued equity and other compensation	8,182	5,302
Acquired securities	397	578
Unrealized loss on available-for-sale securities	9,196	6,107
Other	7,042	8,813
Gross deferred tax assets	62,723	64,564

Deferred tax liabilities:
Goodwill and other intangible amortization	(30,471)	(32,572)
Accumulated depreciation	(13,361)	(8,945)
Other	(5,360)	(4,413)
Gross deferred tax liabilities	(49,192)	(45,930)

Net deferred tax asset, included in other assets	$13,531	$18,634

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31:

(In thousands)	2018	2017	2016
Computed at the statutory rate (1)	$55,875	$54,223	$50,203
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	5,015	1,582	2,121
Discrete items related to ASU 2016-09	(2,439)	(1,480)	—
Tax exempt interest income	(3,168)	(4,209)	(4,207)
Tax exempt earnings on BOLI	(869)	(926)	(905)
Federal tax credits	(3,003)	(1,586)	(1,161)
Impact of DTA remeasurement	—	11,471	—
Other differences, net	(1,053)	2,908	573
Actual tax provision	$50,358	$61,983	$46,624
_________________________
(1)    The statutory rate was 21% for 2018 compared to 35% for 2017 and 2016.

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

Income tax expense was lower during 2018 largely due to discrete tax benefits related to tax accounting for a cost segregation study, excess tax benefits related to restricted stock and a state tax deferred tax asset (“DTA”) adjustment. The purpose of the cost segregation study was to analyze the costs included in various projects and recognize the benefit of recording tax deprecation in 2017 when the federal rate was higher. The purpose of the state DTA adjustment was due to an analysis of projected state apportionment after the 2017 acquisitions of First South Bank, Bank SNB and Southwest Bank were merged into Simmons Bank in 2018.

On December 22, 2017, the President signed tax reform legislation (the “2017 Act”) which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Under US GAAP, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled and the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. As a result, the Company was required to remeasure its deferred taxes as of December 22, 2017 based upon the new 21% tax rate and the change was recorded in the 2017 income tax provision. The 2017 Act resulted in a one-time non-cash adjustment to income of $11.5 million in 2017.

On December 22, 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the 2017 Act.  SAB 118 provided a measurement period that should not exceed one year from the 2017 Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Company’s financial results for the year ended December 31, 2017 reflected the income tax effects for the 2017 Act including several provisional amounts based on reasonable estimates. Any items that were estimated in 2017 were finalized in 2018 with no material impact to the company’s federal income tax expense.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-2”), that allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the 2017 Act. Current US GAAP requires the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Consequently, the original deferred tax amount recorded through AOCI at the old rate will remain in AOCI despite the fact that its related deferred tax asset/liability will be reduced through continuing operations to reflect the new rate, resulting in “stranded” tax effects in AOCI. ASU 2018-2 requires a reclassification from AOCI to retained earnings for those stranded tax effects resulting from the newly enacted federal corporate income tax rate. As permitted, the Company elected to early adopt the provisions of ASU 2018-2 during the fourth quarter 2017, which resulted in a reclassification from AOCI to retained earnings in the amount of $3.0 million.

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company closed a stock acquisition in 2015 that invoked the Section 382 annual limitation. Approximately $33.8 million of federal net operating losses subject to the IRC Sec 382 annual limitation are expected to be utilized by the company. The net operating loss carryforwards expire between 2028 and 2035.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s U.S. federal income tax returns are open and subject to examinations from the 2015 tax year and forward.  The Company’s various state income tax returns are generally open from the 2015 and later tax return years based on individual state statute of limitations.

NOTE 10: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company utilizes securities sold under agreements to repurchase to facilitate the needs of its customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.

The gross amount of recognized liabilities for repurchase agreements was $95.5 million and $122.0 million at December 31, 2018 and 2017, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2018 and 2017 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2018
Repurchase agreements:
U.S. Government agencies	$95,542	$—	$—	$—	$95,542

December 31, 2017
Repurchase agreements:
U.S. Government agencies	$122,019	$—	$—	$—	$122,019

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2018 and 2017 consisted of the following components.

(In thousands)	2018	2017
Other Borrowings
FHLB advances, net of discount, due 2019 to 2033, 1.38% to 7.37% secured by residential real estate loans	$1,345,450	$1,261,642
Revolving credit agreement, due 10/4/2019, floating rate of 1.50% above the one month LIBOR rate, unsecured	—	75,000
Notes payable, due 10/15/2020, 3.85%, fixed rate, unsecured	—	43,382
Total other borrowings	1,345,450	1,380,024

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	—
Trust preferred securities, due 12/30/2033, floating rate of 2.80% above the three month LIBOR rate, reset quarterly, callable without penalty	—	20,620
Trust preferred securities, net of discount, due 6/30/2035, floating rate of 1.75% above the three month LIBOR rate, reset quarterly, callable without penalty	—	9,327
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,284
Trust preferred securities, net of discount, due 12/5/2033, floating rate of 2.88% above the three month LIBOR rate, reset quarterly, callable without penalty	—	5,156
Trust preferred securities, net of discount, due 10/18/2034, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	—	5,148
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,288
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, due 6/26/2033, floating rate of 3.10% above the three month LIBOR rate, reset quarterly, callable without penalty	—	20,619
Trust preferred securities, due 10/7/2033, floating rate of 2.85% above the three month LIBOR rate, reset quarterly, callable without penalty	—	25,774
Trust preferred securities, due 9/15/2037, floating rate of 2.00% above the three month LIBOR rate, reset quarterly, callable without penalty	—	8,248
Other subordinated debentures, net of discount, due 9/30/2023, floating rate equal to daily average of prime rate, reset quarterly	—	18,399
Unamortized debt issuance costs	(3,372)	—
Total subordinated notes and debentures	353,950	140,565
Total other borrowings and subordinated debt	$1,699,400	$1,520,589

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries. During 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Revolving Credit Agreement (the “Credit Agreement”), certain trust preferred securities, both discussed below, and unsecured debt from correspondent banks. The subordinated notes qualify for Tier 2 capital treatment.

In October 2017, the Company entered into the Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contained customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. In October 2018, the Company and U.S. Bank National Association entered into a First Amendment to the Credit Agreement, which extended the expiration date from October 5, 2018 to October 4, 2019, reduced the $75.0 million to $50.0 million, and increased the commitment fee on the unused portion from an annual rate of 0.25% to 0.30%. In October 2019, all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company are due and payable. The balance due under the Credit Agreement at December 31, 2018 was zero.

In connection with the OKSB and First Texas acquisitions in October 2017, the Company assumed subordinated debt in an aggregate principal amount, net of discounts, of $77.3 million. The Company assumed subordinated debt of $6.7 million in connection with the Hardeman acquisition in May 2017.

The other subordinated debentures acquired from First Texas for approximately $19.1 million were called September 30, 2018. The outstanding principal and interest was paid to the holders of the subordinated debt during the fourth quarter.

At December 31, 2018, the Company had $1.3 billion of Federal Home Loan Bank (“FHLB”) advances outstanding with original or expected maturities of one year or less, of which $675.0 million are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the year have ten to fifteen year maturity dates with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the likelihood of FHLB exercising the options within a year of the settlement dates based upon the rising rate environment and the short lockout periods.

The Company had total FHLB advances of $1.3 billion at December 31, 2018, with approximately $1.8 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $4.6 billion at December 31, 2018.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at December 31, 2018. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt includes subordinated debt, notes payable and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at December 31, 2018, are as follows:

Year	(In thousands)
2019	$2,135
2020	2,109
2021	1,800
2022	949
2023	923
Thereafter	361,484
Total	$369,400

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

On March 19, 2018, the Company filed a shelf registration with the SEC. The shelf registration statement provides increased flexibility and more efficient access to raise capital from time to time through the sale of common stock, preferred stock, debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, units or a combination thereof, subject to market conditions. Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

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

NOTE 13: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2018 and 2017, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $66.4 million in 2018 and $58.9 million in 2017.

(In thousands)	2018	2017
Balance, beginning of year	$58,867	$65,834
New extensions of credit	7,661	9,092
Repayments	(137)	(16,059)
Balance, end of year	$66,391	$58,867

In management’s opinion, such loans and other extensions of credit, deposits and vendor contracts (which were not material) were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons or through a competitive bid process. Further, in management’s opinion, these extensions of credit did not involve more than the normal risk of collectability or present other unfavorable features.

NOTE 14: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company has a 401(k) retirement plan that covers substantially all employees.  The Company has also historically had a discretionary profit sharing and employee stock ownership plan (“ESOP”) covering substantially all employees.  Effective December 31, 2016, the ESOP was merged into the Company’s 401(k) retirement plan. This merger allows participants to fully diversify their ESOP account balance and have reporting access to all retirement account balances in one place. Contribution expense to the plans totaled $10,769,000, $6,343,000 and $5,488,000 in 2018, 2017 and 2016, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers.  The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant.  The charges to income for the plans were $2,309,000 for 2018, $1,596,000 for 2017 and $1,056,000 for 2016.  Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value.  For all awards except stock option awards, the grant date fair value is the market value per share as of the grant date.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options.

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

Share and per share information regarding Stock-Based Compensation Plans has been adjusted to reflect the effects of the Company’s two-for-one stock split which became effective on February 8, 2018. The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2018, 2017 and 2016, and changes during the years then ended:

	Stock Options Outstanding		Stock Awards Outstanding		Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price

Balance, December 31, 2015	970	$20.31	342	$17.83	158	$21.33
Granted	116	23.51	272	23.46	286	23.48
Stock options exercised	(127)	15.14	—	—	—	—
Stock awards/units vested	—	—	(318)	20.96	(25)	22.77
Forfeited/expired	(13)	17.53	(18)	21.85	(13)	23.04

Balance, December 31, 2016	946	21.43	278	20.48	406	22.70
Granted	—	—	—	—	906	28.86
Stock options exercised	(122)	17.66	—	—	—	—
Stock awards/units vested	—	—	(91)	19.40	(449)	27.13
Forfeited/expired	(12)	22.67	(25)	21.91	(35)	25.76

Balance, December 31, 2017	812	21.98	162	20.85	828	26.13
Granted	—	—	—	—	429	29.16
Stock options exercised	(112)	19.22	—	—	—	—
Stock awards/units vested	—	—	(80)	20.41	(311)	25.56
Forfeited/expired	(5)	21.73	(10)	20.12	(129)	27.95

Balance, December 31, 2018	695	$22.42	72	$21.45	817	$27.65

Exercisable, December 31, 2018	662	$22.37

The following table summarizes information about stock options under the plans outstanding at December 31, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
$9.46	—	$9.46	1	3.04	$9.46	1	$9.46
10.65	—	10.65	4	4.07	10.65	4	10.65
10.76	—	10.76	2	1.05	10.76	2	10.76
20.29	—	20.29	71	6.00	20.29	71	20.29
20.36	—	20.36	3	5.88	20.36	2	20.36
22.20	—	22.20	74	6.23	22.20	74	22.20
22.75	—	22.75	436	6.61	22.75	436	22.75
23.51	—	23.51	97	7.05	23.51	65	23.51
24.07	—	24.07	7	6.71	24.07	7	24.07

$9.46	—	$24.07	695	6.53	$22.42	662	$22.37

The table below summarizes the Company’s restricted performance stock unit activity for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	Performance Stock Units
Non-vested, December 31, 2015	118
Granted	70
Vested (earned)	—
Forfeited	(7)

Non-vested, December 31, 2016	181
Granted	57
Vested (earned)	(57)
Forfeited	(4)

Non-vested, December 31, 2017	177
Granted	72
Vested (earned)	(55)
Forfeited	(17)

Non-vested, December 31, 2018	177

Stock-based compensation expense was $11,227,000 in 2018, $11,763,000 in 2017 and $5,451,000 in 2016.  Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards.  There was no unrecognized stock-based compensation expense related to stock options at December 31, 2018. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $14,714,000 at December 31, 2018.  At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2018 was $1,187,000 and $1,165,000.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $24.13 at December 31, 2018, and the exercise price multiplied by the number of options outstanding. There were 111,728 stock options exercised in 2018 with an intrinsic value of $561,000. There were 122,012 stock options exercised in 2017 with an intrinsic value of $1,329,000. There were 127,424 stock options exercised in 2016 with an intrinsic value of $2,031,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2018 and 2017. The weighted-average fair value of stock options granted during the year ended December 31, 2016 was $5.82 per share. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors. The weighted-average assumptions used to determine the fair value of options granted for the years ended December 31, 2016 is detailed in the table below:

2016
Expected dividend yield	1.96%
Expected stock price volatility	27.34%
Risk-free interest rate	2.01%
Expected life of options (in years)	7

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2018	2017	2016
Interest paid	$122,801	$39,384	$22,069
Income taxes paid	25,718	35,770	39,824
Transfers of loans to foreclosed assets held for sale	16,858	6,983	4,604
Transfers of premises to foreclosed assets and other real estate owned	3,690	5,422	—
Transfers of premises held for sale to foreclosed assets and other real estate owned	—	3,188	652

NOTE 16: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

(In thousands)	2018	2017	2016
Professional services	$16,685	$19,500	$14,630
Postage	5,785	4,686	4,599
Telephone	5,947	4,262	4,294
Credit card expense	14,338	12,188	11,328
Marketing	8,410	11,141	6,929
Operating supplies	2,346	1,980	1,824
Amortization of intangibles	11,009	7,668	5,945
Branch right sizing expense	1,341	434	3,600
Other expense	45,714	27,020	20,364
Total other operating expenses	$111,575	$88,879	$73,513

The Company had aggregate annual equipment rental expense of approximately $2,922,000 in 2018, $2,200,000 in 2017 and $2,300,000 in 2016.  The Company leases a portion of its ATMs, accounting for approximately $1,697,000, $1,335,000 and $1,338,000 of the 2018, 2017 and 2016, respectively, of rental expense.  The Company had aggregate annual occupancy rental expense of approximately $10,456,000 in 2018, $5,580,000 in 2017 and $4,643,000 in 2016.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2018 and 2017.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Available-for-sale securities
U.S. Government agencies	$154,301	$—	$154,301	$—
Mortgage-backed securities	1,522,900	—	1,522,900	—
States and political subdivisions	314,843	—	314,843	—
Other securities	159,708	—	159,708	—
Other assets held for sale	1,790	—	—	1,790
Derivative asset	6,242	—	6,242	—
Other liabilities held for sale	(162)	—	—	(162)
Derivative liability	(5,283)	—	(5,283)	—

December 31, 2017
Available-for-sale securities
U.S. Government agencies	$139,724	$—	$139,724	$—
Mortgage-backed securities	1,187,317	—	1,187,317	—
States and political subdivisions	143,165	—	143,165	—
Other securities	119,311	—	119,311	—
Other assets held for sale	165,780	—	—	165,780
Derivative asset	3,634	—	3,634	—
Other liabilities held for sale	(157,366)	—	—	(157,366)
Derivative liability	(3,068)	—	(3,068)	—

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income.  The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data.  As of December 31, 2018 and 2017, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $25.6 million and $32.1 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost.  In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent.  Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy.  Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3.  At December 31, 2018 and 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Impaired loans (1) (2) (collateral dependent)	$17,789	$—	$—	$17,789
Foreclosed assets and other real estate owned (1)	23,714	—	—	23,714

December 31, 2017
Impaired loans (1) (2) (collateral dependent)	$11,229	$—	$—	$11,229
Foreclosed assets and other real estate owned (1)	24,093	—	—	24,093
______________________
(1)    These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Specific allocations of $2,738,000 and $2,195,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended December 31, 2018 and 2017, respectively.

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

Loans – The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Additional factors considered include the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance. The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of similar loans. Estimated credit losses were also factored into the projected cash flows of the loans. As of December 31, 2018, the fair value of loans is also estimated on an exit price basis incorporating the above factors (Level 3).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets:
Cash and cash equivalents	$833,458	$833,458	$—	$—	$833,458
Interest bearing balances due from banks - time	4,934	—	4,934	—	4,934
Held-to-maturity securities	289,194	—	290,830	—	290,830
Mortgage loans held for sale	26,799	—	—	26,799	26,799
Interest receivable	49,938	—	49,938	—	49,938
Legacy loans, net	8,373,789	—	—	8,280,690	8,280,690
Loans acquired, net	3,292,783	—	—	3,256,174	3,256,174

Financial liabilities:
Non-interest bearing transaction accounts	2,672,405	—	2,672,405	—	2,672,405
Interest bearing transaction accounts and savings deposits	6,830,191	—	6,830,191	—	6,830,191
Time deposits	2,896,156	—	—	2,872,342	2,872,342
Federal funds purchased and securities sold under agreements to repurchase	95,792	—	95,792	—	95,792
Other borrowings	1,345,450	—	1,342,868	—	1,342,868
Subordinated notes and debentures	353,950	—	355,812	—	355,812
Interest payable	9,897	—	9,897	—	9,897

December 31, 2017
Financial assets:
Cash and cash equivalents	$598,042	$598,042	$—	$—	$598,042
Interest bearing balances due from banks - time	3,314	—	3,314	—	3,314
Held-to-maturity securities	368,058	—	373,298	—	373,298
Mortgage loans held for sale	24,038	—	—	24,038	24,038
Interest receivable	43,528	—	43,528	—	43,528
Legacy loans, net	5,663,941	—	—	5,646,505	5,646,505
Loans acquired, net	5,074,076	—	—	5,058,455	5,058,455

Financial liabilities:
Non-interest bearing transaction accounts	2,665,249	—	2,665,249	—	2,665,249
Interest bearing transaction accounts and savings deposits	6,494,896	—	6,494,896	—	6,494,896
Time deposits	1,932,730	—	—	1,915,539	1,915,539
Federal funds purchased and securities sold under agreements to repurchase	122,444	—	122,444	—	122,444
Other borrowings	1,380,024	—	1,381,365	—	1,381,365
Subordinated debentures	140,565	—	136,474	—	136,474
Interest payable	4,564	—	4,564	—	4,564

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

At December 31, 2018, the Company had outstanding commitments to extend credit aggregating approximately $560,863,000 and $3,455,471,000 for credit card commitments and other loan commitments, respectively. At December 31, 2017, the Company had outstanding commitments to extend credit aggregating approximately $564,592,000 and $3,086,696,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $39,101,000 and $47,621,000 at December 31, 2018 and 2017, respectively, with terms ranging from 9 months to 15 years. At December 31, 2018 and 2017, the Company had no deferred revenue under standby letter of credit agreements.

At December 31, 2018, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 19: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Stock Compensation: Scope of Modification Accounting - In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), that provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. The guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting and the guidance should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Currently, the Company has not modified any existing awards nor has any plans to do so, therefore the adoption of ASU 2017-09 has not had a material effect on the Company’s results of operations, financial position or disclosures.

Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The amendments also provide guidance on when an entity should separate or aggregate cash flows based on the predominance principle. The effective date is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard is required to be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The adoption of 2016-15 did not have a material impact on the Company’s results of operations, financial position or disclosures since the amendment applies to the classification of cash flows. The adoption did not have a material impact on the consolidated statement of cash flows.

Financial Assets and Financial Liabilities - In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), that makes changes primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In February 2018, the FASB issued 2018-03 that clarified certain guidance and contained narrow scope amendments. The effective date is for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 did not have a material impact on the Company’s results of operations or financial position. However, this new guidance requires the disclosed estimated fair value of the Company’s loan portfolio to be based on an exit price calculation, which considers liquidity, credit and nonperformance risk of its loans. The adoption of 2016-01 did not have a material impact on the Company’s fair value disclosures.

Revenue Recognition - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The core principle of this revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, deferring the effective date to annual and interim periods beginning after December 15, 2017. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, which comprises a significant portion of the Company’s revenue stream. However, the updated guidance affects the revenue recognition pattern for certain revenue streams, including service charges on deposit accounts, gains/losses on sale of other real estate owned (“OREO”), and trust income. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures. See Note 1 for additional information.

Recently Issued Accounting Standards

Cloud Computing Arrangements - In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company is beginning to evaluate its cloud computing arrangements and has not yet determined how it will apply or the impact of this new standard.

Fair Value Measurement Disclosures - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), that eliminates, amends and adds disclosure requirements for fair value measurements. These amendments are part of FASB’s disclosure review project and they are expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The eliminated disclosure requirements include the 1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy of timing of transfers between levels of the fair value hierarchy; and 3) the valuation processes for Level 3 fair value measurements. Among other modifications, the amended disclosure requirements remove the term “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Under the new disclosure requirements, entities must disclose the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its fair value disclosures.

Derivatives and Hedging: Targeted Improvements - In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), that changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in order to better align a company’s risk management activities and financial reporting for hedging relationships. In summary, this amendment 1) expands the types of transactions eligible for hedge accounting; 2) eliminates the separate measurement and presentation of hedge ineffectiveness; 3) simplifies the requirements around the assessment of hedge effectiveness; 4) provides companies more time to finalize hedge documentation; and 5) enhances presentation and disclosure requirements. The effective date is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to existing hedging relationships on the date of adoption and the effects should be reflected as of the beginning of the fiscal year of adoption. The Company has evaluated the impact this standard will have on its results of operations, financial position or disclosures, and it is not expected to have a material impact.

Goodwill Impairment - In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), that eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill to its carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. ASU 2017-04 is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

Credit Losses on Financial Instruments - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional team that continues to assess its data and system needs and evaluate the potential impact of adopting the new guidance. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provides an option to phase in the day-one impact on earnings and tier one capital. Due to this final rule from the regulatory agencies, the Company is researching and studying options for recording a one-time adjustment or structuring any capital impact over an allowable period of time. The Company has not yet determined the magnitude of any such adjustment or the overall impact on its results of operations, financial position or disclosures. However, the Company is continuing its efforts in developing processes and procedures to ensure it is fully compliant at the required adoption date. Among other things, the Company continues to gather data and develop forecast models for asset quality, loan balances, and portfolio net charge-offs and is working with the selected model vendor to produce parallel calculations through the year leading up to implementation. Model inputs began in the fourth quarter 2018 with additional inputs and scenarios to be modeled throughout 2019 with focus on calculating a potential range of financial impact.

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective transition method, meaning an entity initially applies the new lease standard at the beginning of the earliest period presented in the financial statements. Due to complexities associated with using this method, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to relieve entities of the requirement to present prior comparative years’ results when they adopt the new lease standard and giving entities the option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. The Company has loaded all of the identified lease contracts that will need to be measured and reported in the statement of financial position into its selected lease administrative system. Adoption of ASU 2016-02 is expected to result in the recognition of right-of-use assets of $32.0 million and right-of-use liabilities of $32.0 million on the statement of financial position with no material impact to the results of operations. The Company has elected to adopt the guidance using the optional transition method, which allows for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. The Company also plans to elect the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby the Company does not recognize a lease liability or right-of-use asset on the statement of financial position but instead recognizes lease payments as an expense over the lease term as appropriate.

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

NOTE 21: STOCKHOLDERS’ EQUITY

The Company’s subsidiary bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At December 31, 2018, the Company’s subsidiary bank had approximately $32.3 million available for payment of dividends to the Company, without prior regulatory approval.

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

Effective January 1, 2015, the Company and the subsidiary bank became subject to new capital regulations (the “Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. Banks. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with all of the final rule’s requirements will be phased in over a multi-year schedule. The final rules include a new common equity Tier 1 capital to risk-weighted assets (CET1) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The new capital conservation buffer requirement began being phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2018, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules, and management believes the Company and its subsidiary bank would meet all capital rules on a fully-phased in basis if such requirements were currently effective.

As of the most recent notification from regulatory agencies, the subsidiary bank was well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and its subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institutions’ categories.

The Company’s and the subsidiary bank’s actual capital amounts and ratios are presented in the following table. Bank SNB and Southwest Bank were merged into Simmons Bank during 2018.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2018
Total Risk-Based Capital Ratio
Simmons First National Corporation	$1,778,938	13.3	$1,070,038	8.0	N/A
Simmons Bank	1,532,864	11.5	1,066,340	8.0	1,332,925	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,361,380	10.2	800,812	6.0	N/A
Simmons Bank	1,469,260	11.0	801,415	6.0	1,068,553	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,361,380	10.2	600,609	4.5	N/A
Simmons Bank	1,469,260	11.0	601,061	4.5	868,199	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,361,380	8.8	618,809	4.0	N/A
Simmons Bank	1,469,260	9.5	618,636	4.0	773,295	5.0

December 31, 2017
Total Risk-Based Capital Ratio
Simmons First National Corporation	$1,388,970	11.4	$974,716	8.0	N/A
Simmons Bank	877,728	12.1	580,316	8.0	725,395	10.0
Bank SNB	259,077	10.9	190,148	8.0	237,685	10.0
Southwest Bank	297,164	11.0	216,119	8.0	270,149	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,199,457	9.8	734,361	6.0	N/A
Simmons Bank	835,787	11.5	436,063	6.0	581,417	8.0
Bank SNB	255,360	10.7	143,193	6.0	190,923	8.0
Southwest Bank	294,874	10.9	162,316	6.0	216,421	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,199,457	9.8	550,771	4.5	N/A
Simmons Bank	835,787	11.5	327,047	4.5	472,401	6.5
Bank SNB	255,360	10.7	107,394	4.5	155,125	6.5
Southwest Bank	294,874	10.9	121,737	4.5	175,842	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,199,457	9.2	521,503	4.0	N/A
Simmons Bank	835,787	9.2	363,386	4.0	454,232	5.0
Bank SNB	255,360	10.1	101,133	4.0	126,416	5.0
Southwest Bank	294,874	12.2	96,680	4.0	120,850	5.0

NOTE 22: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2018 and 2017

(In thousands)	2018	2017
ASSETS
Cash and cash equivalents	$219,063	$19,101
Investment securities	2,848	2,789
Investments in wholly-owned subsidiaries	2,368,870	2,288,687
Loans	774	993
Intangible assets, net	133	133
Premises and equipment	5,804	10,369
Other assets	29,974	31,181
TOTAL ASSETS	$2,627,466	$2,353,253

LIABILITIES
Short-term debt	$—	$75,000
Long-term debt	353,950	183,947
Other liabilities	27,082	9,742
Total liabilities	381,032	268,689

STOCKHOLDERS’ EQUITY
Common stock	923	920
Surplus	1,597,944	1,586,034
Undivided profits	674,941	514,874
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income taxes of ($9,686) and ($6,108) at December 31, 2018 and 2017 respectively	(27,374)	(17,264)
Total stockholders’ equity	2,246,434	2,084,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,627,466	$2,353,253

Condensed Statements of Income
Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
INCOME
Dividends from subsidiaries	$145,980	$69,107	$83,710
Other income	658	4,111	2,465
Income	146,638	73,218	86,175
EXPENSE	32,714	32,234	21,990
Income before income taxes and equity in undistributed net income of subsidiaries	113,924	40,984	64,185
Provision for income taxes	(10,732)	(12,311)	(7,557)

Income before equity in undistributed net income of subsidiaries	124,656	53,295	71,742
Equity in undistributed net income of subsidiaries	91,057	39,645	25,072

NET INCOME	215,713	92,940	96,814
Preferred stock dividends	—	—	24

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$215,713	$92,940	$96,790

Condensed Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
NET INCOME	$215,713	$92,940	$96,814

OTHER COMPREHENSIVE INCOME (LOSS)
Equity in other comprehensive (loss) income of subsidiaries	(10,110)	964	(12,547)

COMPREHENSIVE INCOME	$205,603	$93,904	$84,267

Condensed Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$215,713	$92,940	$96,814
Items not requiring (providing) cash
Stock-based compensation expense	9,725	10,681	3,418
Depreciation and amortization	880	1,183	700
Deferred income taxes	26	1,190	(2,526)
Equity in undistributed net income of bank subsidiaries	(91,057)	(39,645)	(25,072)

Changes in
Other assets	1,524	8,585	2,816
Other liabilities	17,340	(6,769)	(1,358)
Net cash provided by operating activities	154,151	68,165	74,792

CASH FLOWS FROM INVESTING ACTIVITIES

Net originations of loans	219	90	(1,710)
Net proceeds from (purchases of) premises and equipment	3,342	(18)	(6,896)
Repayment of (advances to) subsidiaries	2,667	(15,000)	—
Proceeds from maturities of available-for-sale securities	152	42	1,973
Purchases of available-for-sale securities	(211)	(2,752)	(3)
Cash paid in business combinations	—	(100,468)	(35,048)
Other, net	(1,903)	—	—
Net cash provided by (used in) investing activities	4,266	(118,106)	(41,684)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of subordinated notes	326,355	—	—
Issuance (repayment) of long-term debt, net	(231,352)	8,014	(4,544)
Issuance of common stock, net	2,188	2,878	4,938
Dividends paid on preferred stock	—	—	(24)
Dividends paid on common stock	(55,646)	(35,116)	(28,743)
Redemption of preferred stock	—	—	(30,852)
Net cash provided by (used in) financing activities	41,545	(24,224)	(59,225)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	199,962	(74,165)	(26,117)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,101	93,266	119,383

CASH AND CASH EQUIVALENTS, END OF YEAR	$219,063	$19,101	$93,266

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2018.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective for the period.

(b) Changes in Internal Controls. The Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2018 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No items are reportable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2019, to be filed pursuant to Regulation 14A on or about March 12, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2019, to be filed pursuant to Regulation 14A on or about March 12, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2019, to be filed pursuant to Regulation 14A on or about March 12, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2019, to be filed pursuant to Regulation 14A on or about March 12, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 17, 2019, to be filed pursuant to Regulation 14A on or about March 12, 2019.

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

Exhibit No.	Description
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

2.15
Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 13, 2018 (File No. 000-06253)).

3.1
Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on February 12, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K on February 19, 2019 (File No. 000-06253)).

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

10.3
Revolving Credit Agreement, dated as of October 6, 2017, by and between Simmons First National Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed October 11, 2017 (File No. 000-06253)).

10.4
Revolving Credit Note, dated October 6, 2017, by Simmons First National Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed October 11, 2017 (File No. 000-06253)).

10.5
First Amendment to Revolving Credit Agreement and Revolving Credit Note, dated October 5, 2018, by and between Simmons First National Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K on October 5, 2018 (File No. 000-06253)).

10.6
Second Amendment to Revolving Credit Agreement and Revolving Credit Note, dated December 27, 2018, by and between Simmons First National Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K on December 27, 2018 (File No. 000-06253)).

Exhibit No.	Description
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

/s/ Patrick A. Burrow	February 27, 2019
Patrick A. Burrow, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 27, 2019.

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