Form 10-Q
period 2019-03-31
SIMMONS FIRST NATIONAL CORP
filed 2019-05-08
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2019	Commission File Number 000-06253
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street, Pine Bluff, Arkansas	71601
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  ☐ Yes   ☒ No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SFNC	The NASDAQ Global Select Market

The number of shares outstanding of the Registrant’s Common Stock as of May 3, 2019, was 95,876,505.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2019

___________________
*    No reportable information under this item.

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018

	March 31,	December 31,
(In thousands, except share data)	2019	2018
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$151,112	$171,792
Interest bearing balances due from banks and federal funds sold	340,049	661,666
Cash and cash equivalents	491,161	833,458
Interest bearing balances due from banks - time	4,684	4,934
Investment securities:
Held-to-maturity	61,435	289,194
Available-for-sale	2,240,111	2,151,752
Total investments	2,301,546	2,440,946
Mortgage loans held for sale	18,480	26,799
Loans:
Legacy loans	8,684,550	8,430,388
Allowance for loan losses	(59,243)	(56,599)
Loans acquired, net of discount and allowance	3,056,187	3,292,783
Net loans	11,681,494	11,666,572
Premises and equipment	333,740	295,060
Foreclosed assets and other real estate owned	18,952	25,565
Interest receivable	51,796	49,938
Bank owned life insurance	192,736	193,170
Goodwill	845,687	845,687
Other intangible assets	88,694	91,334
Other assets	62,669	69,874
Total assets	$16,091,639	$16,543,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$2,674,034	$2,672,405
Interest bearing transaction accounts and savings deposits	6,666,823	6,830,191
Time deposits	2,648,674	2,896,156
Total deposits	11,989,531	12,398,752
Federal funds purchased and securities sold under agreements to repurchase	120,213	95,792
Other borrowings	1,169,989	1,345,450
Subordinated debentures	354,041	353,950
Accrued interest and other liabilities	155,544	102,959
Total liabilities	13,789,318	14,296,903

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at March 31, 2019 and December 31, 2018; 92,568,361 and 92,347,643 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	926	923
Surplus	1,599,566	1,597,944
Undivided profits	707,829	674,941
Accumulated other comprehensive loss	(6,000)	(27,374)
Total stockholders’ equity	2,302,321	2,246,434
Total liabilities and stockholders’ equity	$16,091,639	$16,543,337

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
	(Unaudited)
INTEREST INCOME
Loans	$159,440	$143,350
Interest bearing balances due from banks and federal funds sold	2,154	1,009
Investment securities	17,312	12,622
Mortgage loans held for sale	210	158
TOTAL INTEREST INCOME	179,116	157,139

INTEREST EXPENSE
Deposits	30,750	15,597
Federal funds purchased and securities sold under agreements to repurchase	136	110
Other borrowings	6,793	5,139
Subordinated notes and debentures	4,411	1,327
TOTAL INTEREST EXPENSE	42,090	22,173

NET INTEREST INCOME	137,026	134,966
Provision for loan losses	9,285	9,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	127,741	125,816

NON-INTEREST INCOME
Trust income	5,708	5,249
Service charges on deposit accounts	10,068	10,345
Other service charges and fees	1,289	2,750
Mortgage lending income	2,823	3,472
SBA lending income	497	973
Investment banking income	618	834
Debit and credit card fees	6,098	8,796
Bank owned life insurance income	795	1,103
Gain on sale of securities, net	2,740	6
Other income	3,125	4,007
TOTAL NON-INTEREST INCOME	33,761	37,535

NON-INTEREST EXPENSE
Salaries and employee benefits	56,367	56,357
Occupancy expense, net	7,475	6,960
Furniture and equipment expense	3,358	4,403
Other real estate and foreclosure expense	637	1,020
Deposit insurance	2,040	2,128
Merger related costs	1,470	1,711
Other operating expenses	30,062	25,494
TOTAL NON-INTEREST EXPENSE	101,409	98,073

INCOME BEFORE INCOME TAXES	60,093	65,278
Provision for income taxes	12,398	13,966

NET INCOME	$47,695	$51,312
BASIC EARNINGS PER SHARE	$0.52	$0.56
DILUTED EARNINGS PER SHARE	$0.51	$0.55

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
(In thousands)	2019	2018
	(Unaudited)
NET INCOME	$47,695	$51,312

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	29,130	(22,735)
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	2,547	—
Less: Reclassification adjustment for realized gains included in net income	2,740	6
Other comprehensive gain (loss), before tax effect	28,937	(22,741)
Less: Tax effect of other comprehensive income (loss)	7,563	(5,943)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	21,374	(16,798)

COMPREHENSIVE INCOME	$69,069	$34,514

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018

(In thousands)	March 31, 2019	March 31, 2018
	(Unaudited)
OPERATING ACTIVITIES
Net income	$47,695	$51,312
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,451	6,677
Provision for loan losses	9,285	9,150
Gain on sale of investments	(2,740)	(6)
Net accretion of investment securities and assets	(9,559)	(14,368)
Net amortization (accretion) on borrowings	91	(211)
Stock-based compensation expense	3,084	2,585
(Gain) loss on sale of foreclosed assets held for sale	(32)	41
Gain on sale of mortgage loans held for sale	(3,342)	(2,610)
Deferred income taxes	2,081	3,921
Income from bank owned life insurance	(876)	(1,103)
Originations of mortgage loans held for sale	(98,255)	(113,012)
Proceeds from sale of mortgage loans held for sale	109,916	121,952
Changes in assets and liabilities:
Interest receivable	(1,858)	1,582
Lease right-of-use assets	2,294	—
Other assets	3,730	(5,648)
Accrued interest and other liabilities	30,805	33,983
Income taxes payable	(10,977)	(13,955)
Net cash provided by operating activities	88,793	80,290

INVESTING ACTIVITIES
Net originations of loans	(18,116)	(140,804)
Decrease in due from banks - time	250	245
Purchases of premises and equipment, net	(13,027)	(6,052)
Proceeds from sale of foreclosed assets held for sale	7,214	4,359
Proceeds from sale of available-for-sale securities	209,968	7,726
Proceeds from maturities of available-for-sale securities	55,804	58,548
Purchases of available-for-sale securities	(110,767)	(320,798)
Proceeds from maturities of held-to-maturity securities	11,408	15,512
Proceeds from bank owned life insurance death benefits	1,310	616
Disposition of assets and liabilities held for sale	1,393	(75,586)
Net cash provided by (used in) investing activities	145,437	(456,234)

FINANCING ACTIVITIES
Net change in deposits	(409,221)	564,040
Proceeds from issuance of subordinated notes	—	326,711
Dividends paid on common stock	(14,807)	(14,081)
Net change in other borrowed funds	(175,461)	(239,038)
Net change in federal funds purchased and securities sold under agreements to repurchase	24,421	(1,535)
Net shares issued under stock compensation plans	(2,771)	443
Shares issued under employee stock purchase plan	1,312	1,026
Net cash (used in) provided by financing activities	(576,527)	637,566

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(342,297)	261,622
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	833,458	598,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$491,161	$859,664

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2019 and 2018

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance at, December 31, 2017	$920	$1,586,034	$(17,264)	$514,874	$2,084,564

Comprehensive income	—	—	(16,798)	51,312	34,514
Stock issued for employee stock purchase plan – 39,782 shares	—	1,026	—	—	1,026
Stock-based compensation plans, net – 173,489	2	3,026	—	—	3,028
Dividends on common stock – $0.15 per share	—	—	—	(14,081)	(14,081)

Balance, March 31, 2018 (Unaudited)	922	1,590,086	(34,062)	552,105	2,109,051

Comprehensive income	—	—	6,688	164,401	171,089
Stock-based compensation plans, net – 105,254	1	7,858	—	—	7,859
Dividends on common stock – $0.45 per share	—	—	—	(41,565)	(41,565)

Balance, December 31, 2018	923	1,597,944	(27,374)	674,941	2,246,434

Comprehensive income	—	—	21,374	47,695	69,069
Stock issued for employee stock purchase plan – 60,413 shares	1	1,311	—	—	1,312
Stock-based compensation plans, net – 160,305	2	311	—	—	313
Dividends on common stock – $0.16 per share	—	—	—	(14,807)	(14,807)

Balance, March 31, 2019 (Unaudited)	$926	$1,599,566	$(6,000)	$707,829	$2,302,321

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Organizational Structure

Simmons First National Corporation (the “Company”) is a publicly traded financial holding company that trades on the NASDAQ Market (“NASDAQ”) under the ticker symbol “SFNC” and the parent company of Simmons Bank, an Arkansas state-chartered bank that began as a community bank in 1903. Simmons Bank is the parent company of Simmons First Investment Group, Inc. (a registered broker-dealer), Simmons First Insurance Services, Inc. (an insurance agency), and Simmons First Insurance Services of TN, LLC (an insurance agency).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2018, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.

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

Recently Adopted Accounting Standards

Cloud Computing Arrangements – In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company early adopted ASU 2018-15 in the first quarter 2019 and elected to apply the guidance prospectively to all software implementation costs incurred after the date of adoption. As of March 31, 2019, no applicable software implementation costs have been incurred.

Derivatives and Hedging: Targeted Improvements - In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), that changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in order to better align a company’s risk management activities and financial reporting for hedging relationships. In summary, this amendment 1) expands the types of transactions eligible for hedge accounting; 2) eliminates the separate measurement and presentation of hedge ineffectiveness; 3) simplifies the requirements around the assessment of hedge effectiveness; 4) provides companies more time to finalize hedge documentation; and 5) enhances presentation and disclosure requirements. The effective date is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to existing hedging relationships on the date of adoption and the effects should be reflected as of the beginning of the fiscal year of adoption. As part of this new guidance, entities are allowed to designate as the hedged item, an amount that is not expected to be affected by prepayments, defaults or other events affecting the timing and amount of cash flows in a closed portfolio of prepayable financial instruments (this is referred to as the “last-of-layer” method). Under the last-of-layer method, entities are able to reclassify, only at the time of adoption, eligible callable debt securities from held-to-maturity to available-for-sale without tainting its intentions to hold future debt securities to maturity. The available-for-sale security must be reported at fair value and any unrealized gain or loss must be recorded as an adjustment to other comprehensive income upon adoption. The Company evaluated its held-to-maturity portfolio during the first quarter 2019 and identified certain municipal bonds with a fair value of $216.4 million that met the last-of-layer criteria under ASU 2017-12 and as a result, reclassified those to available-for-sale and recorded an unrealized gain of $2.5 million during the first quarter 2019.

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective transition method, meaning an entity initially applies the new lease standard at the beginning of the earliest period presented in the financial statements. Due to complexities associated with using this method, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to relieve entities of the requirement to present prior comparative years’ results when they adopt the new lease standard and giving entities the option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. Adoption of ASU 2016-02 resulted in the recognition of right-of-use assets of $32.8 million and right-of-use liabilities of $32.8 million on the statement of financial position with no material impact to the results of operations. The Company has elected to adopt the guidance using the optional transition method, which allows for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. The Company also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby the Company did not recognize a lease liability or right-of-use asset on the statement of financial position but instead will recognize lease payments as an expense over the lease term as appropriate. See Note 6 for additional information related to the Company’s right-of-use lease obligations.

Recently Issued Accounting Standards

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

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), that eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill to its carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. The Company will early adopt ASU 2017-04 during the second quarter 2019 to coincide with the Company’s formal impairment analysis and it is not expected to have a material effect on the Company’s results of operations, financial position or disclosures.

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional team that continues to assess its data and system needs and evaluate the potential impact of adopting the new guidance. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provides an option to phase in the day-one impact on earnings and tier one capital. Due to this final rule from the regulatory agencies, the Company is continuing to research and study options for recording a one-time adjustment or structuring any capital impact over an allowable period of time. The Company has not yet determined the magnitude of any such adjustment or the overall impact on its results of operations, financial position or disclosures. However, the Company is continuing its efforts in developing processes and procedures to ensure it is fully compliant at the required adoption date. Among other things, the Company continues to gather data and develop forecast models for asset quality, loan balances, and portfolio net charge-offs and is working with the selected model vendor to produce parallel calculations through the year leading up to implementation. Model inputs began in the fourth quarter 2018 with additional inputs and scenarios to be modeled throughout 2019 with focus on calculating a potential range of financial impact.

There have been no other significant changes to the Company’s accounting policies from the 2018 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

NOTE 2: SUBSEQUENT ACQUISITION

On April 12, 2019, the Company completed its merger with Reliance Bancshares, Inc. (“Reliance”) pursuant to the terms of the Agreement and Plan of Merger (“Reliance Agreement”), dated November 13, 2018, as amended February 11, 2019. The Company was the surviving corporation in the merger. The merger was described in the Company’s Registration Statement on Form S-4 filed with the SEC on January 25, 2019, and amended on February 12, 2019. As a result of the merger, the Company expanded its presence in the St. Louis banking market and now has approximately $17.6 billion in assets and approximately $12.9 billion and $13.1 billion in loans and deposits, respectively.

In the merger, each outstanding share of Reliance common stock and common stock equivalents was canceled and converted into the right to receive shares of the Company’s common stock and/or cash in accordance with the terms of the Reliance Agreement. In addition, each share of Reliance’s Series A Preferred Stock and Series B Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series A Preferred Stock or Series B Preferred Stock, respectively, and each share of Reliance’s Series C Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series C Preferred Stock (unless the holder of such Series C Preferred Stock elected to receive alternate consideration in accordance with the Reliance Agreement). The Company is issuing 3,999,623 shares of its common stock and paid $62.7 million in cash to effect the merger. The merger was approved by stockholders of Reliance on April 8, 2019.

Due to the timing of the merger and the amount of assets and liabilities assumed, the Company is continuing to determine their preliminary fair values and the purchase price allocation.  The Company expects to finalize the analysis of the acquired assets and liabilities over the next few months and within one year of the merger. The Company will record the merger using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of the merger will be included in the Company’s consolidated operating results beginning on the acquisition date.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	March 31, 2019				December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity
U.S. Government agencies	$12,996	$—	$(9)	$12,987	$16,990	$—	$(49)	$16,941
Mortgage-backed securities	12,847	10	(240)	12,617	13,346	5	(412)	12,939
State and political subdivisions	33,597	751	(27)	34,321	256,863	3,029	(954)	258,938
Other securities	1,995	36	—	2,031	1,995	17	—	2,012
Total HTM	$61,435	$797	$(276)	$61,956	$289,194	$3,051	$(1,415)	$290,830

Available-for-Sale
U.S. Government agencies	$163,730	$596	$(2,749)	$161,577	$157,523	$518	$(3,740)	$154,301
Mortgage-backed securities	1,362,950	2,569	(19,842)	1,345,677	1,552,487	3,097	(32,684)	1,522,900
State and political subdivisions	571,716	10,307	(1,233)	580,790	320,142	171	(5,470)	314,843
Other securities	151,707	437	(77)	152,067	157,471	2,251	(14)	159,708
Total AFS	$2,250,103	$13,909	$(23,901)	$2,240,111	$2,187,623	$6,037	$(41,908)	$2,151,752

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at March 31, 2019 and December 31, 2018, was $1.4 billion and $1.7 billion, which is approximately 60.1% and 70.3%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-Maturity
U.S. Government agencies	$—	$—	$12,987	$(9)	$12,987	$(9)
Mortgage-backed securities	487	(1)	9,994	(239)	10,481	(240)
State and political subdivisions	80	(1)	4,881	(26)	4,961	(27)
Total HTM	$567	$(2)	$27,862	$(274)	$28,429	$(276)

Available-for-Sale
U.S. Government agencies	$5,583	$(30)	$124,129	$(2,719)	$129,712	$(2,749)
Mortgage-backed securities	40,444	(248)	1,086,169	(19,594)	1,126,613	(19,842)
State and political subdivisions	1,016	(4)	92,894	(1,229)	93,910	(1,233)
Other securities	5,029	(76)	100	(1)	5,129	(77)
Total AFS	$52,072	$(358)	$1,303,292	$(23,543)	$1,355,364	$(23,901)

These declines reflected in the preceding table primarily resulted from the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. Management does not have the intent to sell these securities and management believes it is more likely than not the Company will not have to sell these securities before recovery of their amortized cost basis less any current period credit losses.

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of March 31, 2019, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three months ended March 31, 2019 and 2018, is as follows:

(In thousands)	2019	2018
Taxable:
Held-to-maturity	$438	$567
Available-for-sale	12,551	9,032

Non-taxable:
Held-to-maturity	1,162	1,936
Available-for-sale	3,161	1,087
Total	$17,312	$12,622

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$18,407	$18,397	$7,375	$7,372
After one through five years	20,419	20,624	74,428	74,208
After five through ten years	5,564	5,691	123,088	124,101
After ten years	4,198	4,627	535,761	541,815
Securities not due on a single maturity date	12,847	12,617	1,362,950	1,345,677
Other securities (no maturity)	—	—	146,501	146,938
Total	$61,435	$61,956	$2,250,103	$2,240,111

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.06 billion at March 31, 2019 and $1.02 billion at December 31, 2018.

There were approximately $2.7 million of gross realized gains and no gross realized losses from the sale of securities during the three months ended March 31, 2019. During the quarter, the Company made adjustments to the bond portfolio based upon projected cash flow changes due to the present low rate environment. There were approximately $6,000 of gross realized gains and no gross realized losses from the sale of securities during the three months ended March 31, 2018.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Oklahoma, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2019, the Company’s loan portfolio was $11.74 billion, compared to $11.72 billion at December 31, 2018. The various categories of loans are summarized as follows:

(In thousands)	March 31, 2019	December 31, 2018
Consumer:
Credit cards	$181,549	$204,173
Other consumer	213,659	201,297
Total consumer	395,208	405,470
Real Estate:
Construction	1,376,162	1,300,723
Single family residential	1,431,407	1,440,443
Other commercial	3,355,109	3,225,287
Total real estate	6,162,678	5,966,453
Commercial:
Commercial	1,801,422	1,774,909
Agricultural	147,216	164,514
Total commercial	1,948,638	1,939,423
Other	178,026	119,042
Loans	8,684,550	8,430,388
Loans acquired, net of discount and allowance (1)	3,056,187	3,292,783
Total loans	$11,740,737	$11,723,171
_____________________________
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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Consumer:
Credit cards	$338	$296
Other consumer	1,555	2,159
Total consumer	1,893	2,455
Real estate:
Construction	2,570	1,269
Single family residential	15,324	11,939
Other commercial	8,612	7,205
Total real estate	26,506	20,413
Commercial:
Commercial	31,409	10,049
Agricultural	1,117	1,284
Total commercial	32,526	11,333
Total	$60,925	$34,201

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2019
Consumer:
Credit cards	$733	$561	$1,294	$180,255	$181,549	$222
Other consumer	3,018	489	3,507	210,152	213,659	52
Total consumer	3,751	1,050	4,801	390,407	395,208	274
Real estate:
Construction	961	909	1,870	1,374,292	1,376,162	—
Single family residential	10,226	5,491	15,717	1,415,690	1,431,407	7
Other commercial	4,384	4,652	9,036	3,346,073	3,355,109	—
Total real estate	15,571	11,052	26,623	6,136,055	6,162,678	7
Commercial:
Commercial	6,845	8,611	15,456	1,785,966	1,801,422	—
Agricultural	202	954	1,156	146,060	147,216	—
Total commercial	7,047	9,565	16,612	1,932,026	1,948,638	—
Other	—	—	—	178,026	178,026	—
Total	$26,369	$21,667	$48,036	$8,636,514	$8,684,550	$281

December 31, 2018
Consumer:
Credit cards	$1,033	$506	$1,539	$202,634	$204,173	$209
Other consumer	4,264	896	5,160	196,137	201,297	4
Total consumer	5,297	1,402	6,699	398,771	405,470	213
Real estate:
Construction	533	308	841	1,299,882	1,300,723	—
Single family residential	7,769	4,127	11,896	1,428,547	1,440,443	—
Other commercial	3,379	2,773	6,152	3,219,135	3,225,287	—
Total real estate	11,681	7,208	18,889	5,947,564	5,966,453	—
Commercial:
Commercial	4,472	5,105	9,577	1,765,332	1,774,909	11
Agricultural	467	1,055	1,522	162,992	164,514	—
Total commercial	4,939	6,160	11,099	1,928,324	1,939,423	11
Other	—	—	—	119,042	119,042	—
Total	$21,917	$14,770	$36,687	$8,393,701	$8,430,388	$224

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2019						Three Months Ended March 31, 2019
Consumer:
Credit cards	$338	$338	$—	$338	$—	$317	$30
Other consumer	1,699	1,555	—	1,555	—	1,857	13
Total consumer	2,037	1,893	—	1,893	—	2,174	43
Real estate:
Construction	2,648	2,090	480	2,570	237	1,920	14
Single family residential	16,379	11,891	3,432	15,323	38	13,703	98
Other commercial	14,279	3,882	3,201	7,083	137	8,992	64
Total real estate	33,306	17,863	7,113	24,976	412	24,615	176
Commercial:
Commercial	38,420	6,268	23,327	29,595	108	20,739	148
Agricultural	2,215	583	532	1,115	1	1,147	8
Total commercial	40,635	6,851	23,859	30,710	109	21,886	156
Total	$75,978	$26,607	$30,972	$57,579	$521	$48,675	$375

December 31, 2018						Three Months Ended March 31, 2018
Consumer:
Credit cards	$296	$296	$—	$296	$—	$234	$15
Other consumer	2,311	2,159	—	2,159	—	4,658	34
Total consumer	2,607	2,455	—	2,455	—	4,892	49
Real estate:
Construction	1,344	784	485	1,269	211	2,082	16
Single family residential	12,906	11,468	616	12,084	36	13,523	100
Other commercial	8,434	5,442	5,458	10,900	—	16,287	120
Total real estate	22,684	17,694	6,559	24,253	247	31,892	236
Commercial:
Commercial	10,361	7,254	4,628	11,882	437	7,226	53
Agricultural	2,419	1,180	—	1,180	—	1,586	12
Total commercial	12,780	8,434	4,628	13,062	437	8,812	65
Total	$38,071	$28,583	$11,187	$39,770	$684	$45,596	$350

At March 31, 2019 and December 31, 2018, impaired loans, net of government guarantees and excluding loans acquired, totaled $57.6 million and $39.8 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $521,000 and $684,000 at March 31, 2019 and December 31, 2018, respectively. Approximately $375,000 of interest income was recognized on average impaired loans of $48.7 million for the three months ended March 31, 2019. Interest income recognized on impaired loans on a cash basis during the three months ended March 31, 2019 and 2018 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
March 31, 2019
Real estate:
Construction	—	$—	3	$480	3	$480
Single-family residential	6	227	9	593	15	820
Other commercial	2	3,250	2	1,003	4	4,253
Total real estate	8	3,477	14	2,076	22	5,553
Commercial:
Commercial	4	2,820	5	427	9	3,247
Total commercial	4	2,820	5	427	9	3,247
Total	12	$6,297	19	$2,503	31	$8,800

December 31, 2018
Real estate:
Construction	—	$—	3	$485	3	$485
Single-family residential	6	230	10	616	16	846
Other commercial	2	3,306	2	1,027	4	4,333
Total real estate	8	3,536	15	2,128	23	5,664
Commercial:
Commercial	4	2,833	6	718	10	3,551
Total commercial	4	2,833	6	718	10	3,551
Total	12	$6,369	21	$2,846	33	$9,215

There were no loans restructured as TDRs during the three months ended March 31, 2019. The following table presents loans that were restructured as TDRs during the three months ended March 31, 2018, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at March 31,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three Months Ended March 31, 2018
Consumer:
Other consumer	1	$91	$91	$91	$—	$—
Total consumer	1	91	91	91	—	—
Real estate:
Single-family residential	1	61	62	62	—	—
Total real estate	1	61	62	62	—	—
Total	2	$152	$153	$153	$—	$—

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

There was one commercial loan considered a TDR for which a payment default occurred during the three months ended March 31, 2019. A charge-off of approximately $138,000 was recorded for this loan. There was one commercial real estate loan for which a payment default occurred during the three months ended March 31, 2018. A charge-off of $66,300 was recorded for this loan and $294,300 was transferred to OREO. The Company defines a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances, specifically in commercial real estate, of $294,300 at March 31, 2018, for which OREO was received in full or partial satisfaction of the loans. There were no TDRs with pre-modification loan balance for which OREO was received in full or partial satisfaction of the loans during the three month period ended March 31, 2019. At March 31, 2019 and December 31, 2018, the Company had $3,498,000 and $3,899,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2019 and December 31, 2018, the Company had $4,716,000 and $3,530,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $3.7 million and $4.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of March 31, 2019 and December 31, 2018, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $77.2 million and $50.4 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at March 31, 2019 and December 31, 2018, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1)The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $177.4 million and $119.0 million, as of March 31, 2019 and December 31, 2018, respectively.

The following table presents a summary of loans by credit risk rating as of March 31, 2019 and December 31, 2018, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
March 31, 2019
Consumer:
Credit cards	$180,988	$—	$561	$—	$—	$181,549
Other consumer	211,642	—	2,017	—	—	213,659
Total consumer	392,630	—	2,578	—	—	395,208
Real estate:
Construction	1,372,113	443	3,606	—	—	1,376,162
Single family residential	1,407,554	1,784	21,839	230	—	1,431,407
Other commercial	3,313,139	21,629	20,341	—	—	3,355,109
Total real estate	6,092,806	23,856	45,786	230	—	6,162,678
Commercial:
Commercial	1,745,162	9,671	46,589	—	—	1,801,422
Agricultural	145,828	67	1,321	—	—	147,216
Total commercial	1,890,990	9,738	47,910	—	—	1,948,638
Other	178,026	—	—	—	—	178,026
Loans acquired	2,930,179	45,157	80,515	336	—	3,056,187
Total	$11,484,631	$78,751	$176,789	$566	$—	$11,740,737

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2018
Consumer:
Credit cards	$203,667	$—	$506	$—	$—	$204,173
Other consumer	198,840	—	2,457	—	—	201,297
Total consumer	402,507	—	2,963	—	—	405,470
Real estate:
Construction	1,296,988	1,910	1,825	—	—	1,300,723
Single family residential	1,420,052	1,628	18,528	235	—	1,440,443
Other commercial	3,193,289	17,169	14,829	—	—	3,225,287
Total real estate	5,910,329	20,707	35,182	235	—	5,966,453
Commercial:
Commercial	1,742,002	8,357	24,550	—	—	1,774,909
Agricultural	162,824	75	1,615	—	—	164,514
Total commercial	1,904,826	8,432	26,165	—	—	1,939,423
Other	119,042	—	—	—	—	119,042
Loans acquired	3,187,083	51,255	54,097	348	—	3,292,783
Total	$11,523,787	$80,394	$118,407	$583	$—	$11,723,171

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

The following table details activity in the allowance for loan losses by portfolio segment for legacy loans for the three months ended March 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2019
Balance, beginning of period (2)	$20,514	$29,743	$3,923	$2,419	$56,599
Provision for loan losses (1)	1,874	2,843	898	1,206	6,821
Charge-offs	(1,968)	(374)	(1,142)	(1,533)	(5,017)
Recoveries	158	142	240	300	840
Net charge-offs	(1,810)	(232)	(902)	(1,233)	(4,177)
Balance, March 31, 2019 (2)	$20,578	$32,354	$3,919	$2,392	$59,243

Period-end amount allocated to:
Loans individually evaluated for impairment	$109	$412	$—	$—	$521
Loans collectively evaluated for impairment	20,469	31,942	3,919	2,392	58,722
Balance, March 31, 2019 (2)	$20,578	$32,354	$3,919	$2,392	$59,243

Activity in the allowance for loan losses for the three months ended March 31, 2018 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2018
Balance, beginning of period (3)	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (1)	4,286	3,286	751	759	9,082
Charge-offs	(1,761)	(455)	(999)	(1,056)	(4,271)
Recoveries	69	302	263	94	728
Net charge-offs	(1,692)	(153)	(736)	(962)	(3,543)
Balance, March 31, 2018 (2)	$9,601	$30,414	$3,799	$3,393	$47,207

Period-end amount allocated to:
Loans individually evaluated for impairment	$18	$426	$—	$—	$444
Loans collectively evaluated for impairment	9,583	29,988	3,799	3,393	46,763
Balance, March 31, 2018 (2)	$9,601	$30,414	$3,799	$3,393	$47,207

Period-end amount allocated to:
Loans individually evaluated for impairment	$437	$247	$—	$—	$684
Loans collectively evaluated for impairment	20,077	29,496	3,923	2,419	55,915
Balance, December 31, 2018 (2)	$20,514	$29,743	$3,923	$2,419	$56,599
______________________
(1)    Provision for loan losses of $2,464,000 attributable to loans acquired was excluded from this table for the three months ended March 31, 2019 (total provision for loan losses for the three months ended March 31, 2019 was $9,285,000). There were $1,247,000 in charge-offs for loans acquired during the three months ended March 31, 2019, resulting in an ending balance in the allowance related to loans acquired of $1,312,000. Provision for loan losses of $68,000 attributable to loans acquired was excluded from this table for the three months ended March 31, 2018 (total provision for loan losses for the three months ended March 31, 2018 was $9,150,000). There were $79,000 in charge-offs for loans acquired during the three months ended March 31, 2018, resulting in an ending balance in the allowance related to loans acquired of $407,000.
(2)    Allowance for loan losses at March 31, 2019 includes $1,312,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2018 and March 31, 2018 includes $95,000 and $407,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2019 was $60,555,000 and total allowance for loan losses at December 31, 2018 and March 31, 2018 was $56,694,000 and $47,614,000, respectively.
(3)    Allowance for loan losses at December 31, 2017 includes $418,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2017 was $42,086,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
March 31, 2019
Loans individually evaluated for impairment	$30,710	$24,976	$338	$1,555	$57,579
Loans collectively evaluated for impairment	1,917,928	6,137,702	181,211	390,130	8,626,971
Balance, end of period	$1,948,638	$6,162,678	$181,549	$391,685	$8,684,550

December 31, 2018
Loans individually evaluated for impairment	$13,062	$24,253	$296	$2,159	$39,770
Loans collectively evaluated for impairment	1,926,361	5,942,200	203,877	318,180	8,390,618
Balance, end of period	$1,939,423	$5,966,453	$204,173	$320,339	$8,430,388

NOTE 5: LOANS ACQUIRED

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

The following table reflects the carrying value of all loans acquired as of March 31, 2019 and December 31, 2018:

	Loans Acquired
(In thousands)	March 31, 2019	December 31, 2018
Consumer:
Other consumer	$11,979	$15,658
Real estate:
Construction	404,512	429,605
Single family residential	533,917	566,188
Other commercial	1,730,472	1,848,679
Total real estate	2,668,901	2,844,472
Commercial:
Commercial	374,033	430,914
Agricultural	1,274	1,739
Total commercial	375,307	432,653
Total loans acquired (1)	$3,056,187	$3,292,783
________________________
(1)    Loans acquired are reported net of a $1,312,000 and $95,000 allowance at March 31, 2019 and December 31, 2018, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	March 31, 2019	December 31, 2018

Consumer:
Other consumer	$149	$140
Real estate:
Construction	130	114
Single family residential	6,342	6,603
Other commercial	8,973	1,167
Total real estate	15,445	7,884
Commercial:
Commercial	3,117	13,578
Agricultural	20	38
Total commercial	3,137	13,616
Total	$18,731	$21,640

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

March 31, 2019
Consumer:
Other consumer	$94	$77	$171	$11,808	$11,979	$—
Real estate:
Construction	5	8,122	8,127	396,385	404,512	—
Single family residential	5,058	2,583	7,641	526,276	533,917	24
Other commercial	305	8,267	8,572	1,721,900	1,730,472	—
Total real estate	5,368	18,972	24,340	2,644,561	2,668,901	24
Commercial:
Commercial	7,265	6,673	13,938	360,095	374,033	—
Agricultural	—	—	—	1,274	1,274	—
Total commercial	7,265	6,673	13,938	361,369	375,307	—

Total	$12,727	$25,722	$38,449	$3,017,738	$3,056,187	$24

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

December 31, 2018
Consumer:
Other consumer	$337	$49	$386	$15,272	$15,658	$2
Real estate:
Construction	8,283	27	8,310	421,295	429,605	—
Single family residential	4,706	3,049	7,755	558,433	566,188	—
Other commercial	168	577	745	1,847,934	1,848,679	—
Total real estate	13,157	3,653	16,810	2,827,662	2,844,472	—
Commercial:
Commercial	1,302	9,542	10,844	420,070	430,914	—
Agricultural	31	5	36	1,703	1,739	—
Total commercial	1,333	9,547	10,880	421,773	432,653	—

Total	$14,827	$13,249	$28,076	$3,264,707	$3,292,783	$2

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

March 31, 2019
Consumer:
Other consumer	$11,715	$—	$264	$—	$—	$11,979
Real estate:
Construction	369,267	27,475	7,770	—	—	404,512
Single family residential	520,159	2,049	11,373	336	—	533,917
Other commercial	1,675,051	11,894	43,527	—	—	1,730,472
Total real estate	2,564,477	41,418	62,670	336	—	2,668,901
Commercial:
Commercial	352,779	3,739	17,515	—	—	374,033
Agricultural	1,208	—	66	—	—	1,274
Total commercial	353,987	3,739	17,581	—	—	375,307

Total	$2,930,179	$45,157	$80,515	$336	$—	$3,056,187

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

December 31, 2018
Consumer:
Other consumer	$15,380	$—	$278	$—	$—	$15,658
Real estate:
Construction	393,122	27,621	8,862	—	—	429,605
Single family residential	553,460	2,081	10,299	348	—	566,188
Other commercial	1,822,179	9,137	17,363	—	—	1,848,679
Total real estate	2,768,761	38,839	36,524	348	—	2,844,472
Commercial:
Commercial	401,300	12,416	17,198	—	—	430,914
Agricultural	1,642	—	97	—	—	1,739
Total commercial	402,942	12,416	17,295	—	—	432,653

Total	$3,187,083	$51,255	$54,097	$348	$—	$3,292,783

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

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,460	$4,050	$620	$17,116
Additions	—	—	—	—
Accretable yield adjustments	17	—	1,134	—
Accretion	(9)	9	(385)	385
Payments and other reductions, net	—	(408)	—	104
Balance, ending	$1,468	$3,651	$1,369	$17,605

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan loss for loans acquired resulting in a total allowance on loans acquired of $1,312,000 at March 31, 2019 and $95,000 at December 31, 2018. The provision on loans acquired for the three months ended March 31, 2019 and 2018 was $2,464,000 and $68,000, respectively.

NOTE 6: RIGHT-OF-USE LEASE ASSETS AND LEASE LIABILITIES

As of the first quarter 2019, the Company accounts for its leases in accordance with ASC Topic 842, Leases, which requires recognition of most leases, including operating leases, with a term greater than 12 months, on the balance sheet. At lease commencement, the lease contract is reviewed to determine whether the contract is a finance lease or an operating lease; a lease liability is recognized on a discounted basis, related to the Company’s obligation to make lease payments; and a right-of-use asset is also recognized related to the Company’s right to use, or control the use of, a specified asset for the lease term. The Company accounts for lease and non-lease components (such as taxes, insurance and common area maintenance costs) separately as such amounts are generally readily determinable under the lease contracts. Lease payments over the expected term are discounted using the Company’s Federal Home Loan Bank advance rates for borrowings of similar term. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. As of March 31, 2019, right-of-use lease assets included in premises and equipment are $30.5 million and lease liabilities included in other liabilities are $30.4 million. During the three months ended March 31, 2019, the Company recognized lease expense of $2.6 million and the weighted average discount rate was 3.46%. At March 31, 2019, the weighted average remaining lease term was 9.29 years.

See Note 1, in the Recently Adopted Accounting Standards section, for additional information related to the adoption of ASC Topic 842.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $845.7 million at both March 31, 2019 and December 31, 2018. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2019 or the year ended December 31, 2018.

Core deposit premiums are amortized over periods ranging from 10 to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Additionally, intangible assets are being amortized over various periods ranging from 10 to 15 years.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at March 31, 2019 and December 31, 2018, were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Goodwill	$845,687	$845,687
Core deposit premiums:
Gross carrying amount	105,984	105,984
Accumulated amortization	(28,552)	(26,177)
Core deposit premiums, net	77,432	79,807
Books of business intangible:
Gross carrying amount	15,234	15,234
Accumulated amortization	(3,972)	(3,707)
Books of business intangible, net	11,262	11,527
Other intangible assets, net	88,694	91,334
Total goodwill and other intangible assets	$934,381	$937,021

The Company’s estimated remaining amortization expense on intangibles as of March 31, 2019 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2019	$7,924
	2020	10,552
	2021	10,490
	2022	10,438
	2023	10,156
	Thereafter	39,134
	Total	$88,694

NOTE 8: TIME DEPOSITS

Time deposits include approximately $1.507 billion and $1.443 billion of certificates of deposit of $100,000 or more at March 31, 2019, and December 31, 2018, respectively. Of this total approximately $770.1 million and $753.2 million of certificates of deposit were over $250,000 at March 31, 2019 and December 31, 2018, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2019	2018
Income taxes currently payable	$10,317	$10,045
Deferred income taxes	2,081	3,921
Provision for income taxes	$12,398	$13,966

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their appropriate tax effects, are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Deferred tax assets:
Loans acquired	$11,052	$12,536
Allowance for loan losses	14,885	13,947
Valuation of foreclosed assets	1,474	1,474
Tax NOLs from acquisition	6,969	7,242
Deferred compensation payable	2,793	2,707
Accrued equity and other compensation	6,304	8,182
Acquired securities	397	397
Unrealized loss on available-for-sale securities	2,718	9,196
Other	7,130	7,042
Gross deferred tax assets	53,722	62,723

(In thousands)	March 31, 2019	December 31, 2018
Deferred tax liabilities:
Goodwill and other intangible amortization	$(30,273)	$(30,471)
Accumulated depreciation	(13,361)	(13,361)
Other	(5,115)	(5,360)
Gross deferred tax liabilities	(48,749)	(49,192)

Net deferred tax asset, included in other assets	$4,973	$13,531

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2019	2018
Computed at the statutory rate (21%)	$12,620	$13,708
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,345	1,822
Discrete items related to ASU 2016-09	(26)	(273)
Tax exempt interest income	(961)	(677)
Tax exempt earnings on BOLI	(179)	(186)
Federal tax credits	(729)	—
Other differences, net	328	(428)
Actual tax provision	$12,398	$13,966

The Company follows ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company has no history of expiring net operating loss carryforwards and is projecting significant pre-tax and financial taxable income in 2019 and in future years. The Company expects to fully realize its deferred tax assets in the future.

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

The gross amount of recognized liabilities for repurchase agreements was $117.0 million and $95.5 million at March 31, 2019 and December 31, 2018, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2019
Repurchase agreements:
U.S. Government agencies	$116,963	$—	$—	$—	$116,963

December 31, 2018
Repurchase agreements:
U.S. Government agencies	$95,542	$—	$—	$—	$95,542

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2019 and December 31, 2018 consisted of the following components:

(In thousands)	March 31, 2019	December 31, 2018
Other Borrowings
FHLB advances, net of discount, due 2019 to 2033, 1.38% to 7.37% secured by real estate loans	$1,169,989	$1,345,450
Revolving credit agreement, due 10/4/2019, floating rate of 1.50% above the one month LIBOR rate, unsecured	—	—
Total other borrowings	1,169,989	1,345,450

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Unamortized debt issuance costs	(3,281)	(3,372)
Total subordinated notes and debentures	354,041	353,950
Total other borrowings and subordinated debt	$1,524,030	$1,699,400

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries. During 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Revolving Credit Agreement (the “Credit Agreement”), certain trust preferred securities, both discussed below, and unsecured debt from correspondent banks. The Notes qualify for Tier 2 capital treatment.

In 2017, the Company entered into the Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contained customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. In October 2018, the Company and U.S. Bank National Association entered into a First Amendment to the Credit Agreement, which extended the expiration date from October 5, 2018 to October 4, 2019, reduced the $75.0 million to $50.0 million, and increased the commitment fee on the unused portion from an annual rate of 0.25% to 0.30%. In December 2018, the Company entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants are evaluated on a consolidated basis. In October 2019, all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company are due and payable. The balance due under the Credit Agreement at March 31, 2019 was zero.

At March 31, 2019, the Company had $1.2 billion of Federal Home Loan Bank (“FHLB”) advances outstanding with original or expected maturities of one year or less, of which $775.0 million are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the first quarter have ten to fifteen year maturity dates with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the likelihood of FHLB exercising the options within a year of the settlement dates based upon the rising rate environment and the short lockout periods.

The Company had total FHLB advances of $1.2 billion at March 31, 2019, with approximately $2.2 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $4.7 billion at March 31, 2019.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at March 31, 2019. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt includes subordinated debt, notes payable and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at March 31, 2019, are as follows:

(In thousands)	Year	Annual Maturities
	2019	$1,775
	2020	2,099
	2021	1,801
	2022	948
	2023	925
	Thereafter	361,482
	Total	$369,030

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

The Company had no repurchases of its common stock during the three month period ended March 31, 2019.

NOTE 14: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At March 31, 2019, the Company’s subsidiary bank had approximately $57.7 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019). As of March 31, 2019, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules. The Company’s CET1 ratio was 10.46% at March 31, 2019.

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

The table below summarizes the transactions under the Company’s active stock compensation plans for the three months ended March 31, 2019:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Grant-Date Fair Value	Number of Shares (000)	Weighted Average Grant-Date Fair Value
Balance, January 1, 2019	695	$22.42	72	$21.45	817	$27.65
Granted	—	—	—	—	399	26.57
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	(21)	18.65	(266)	26.55
Forfeited/expired	—	—	(1)	18.92	(57)	28.45

Balance, March 31, 2019	694	$22.43	50	$22.68	893	$27.49

Exercisable, March 31, 2019	694	$22.43

The following table summarizes information about stock options under the plans outstanding at March 31, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
$9.46	—	$9.46	1	2.80	$9.46	1	$9.46
10.65	—	10.65	3	3.83	10.65	3	10.65
10.76	—	10.76	2	0.80	10.76	2	10.76
20.29	—	20.29	71	5.75	20.29	71	20.29
20.36	—	20.36	3	5.63	20.36	3	20.36
22.20	—	22.20	74	5.98	22.20	74	22.20
22.75	—	22.75	436	6.36	22.75	436	22.75
23.51	—	23.51	97	6.81	23.51	97	23.51
24.07	—	24.07	7	6.46	24.07	7	24.07
$9.46	—	$24.07	694	6.28	$22.43	694	$22.43

The table below summarizes the Company’s restricted performance stock unit activity for the three months ended March 31, 2019:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2019	177
Granted	83
Vested (earned)	(54)
Forfeited	(17)
Non-vested, March 31, 2019	189

Stock-based compensation expense was $3,084,000 and $2,621,000 during the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was zero of unrecognized stock-based compensation expense related to stock options at March 31, 2019. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $20,533,000 at March 31, 2019. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.0 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2019 was $1,425,000 and $1,423,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $24.48 as of March 31, 2019, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and March 31, 2018, was $6,000 and $646,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2019 and 2018.

NOTE 16: EARNINGS PER SHARE (“EPS”)

Basic EPS is computed based on the weighted average number of shares outstanding during each period. Diluted EPS is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Net income	$47,695	$51,312

Average common shares outstanding	92,520	92,182
Average potential dilutive common shares	351	457
Average diluted common shares	92,871	92,639

Basic earnings per share	$0.52	$0.56
Diluted earnings per share	$0.51	$0.55

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three months ended March 31, 2019 and 2018.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2019	2018
Interest paid	$38,047	$22,863
Income taxes (refunded) paid	(54)	(7,375)
Transfers of loans to foreclosed assets held for sale	569	1,316
Transfers of premises to foreclosed assets and other real estate owned	—	106
Right-of use lease assets obtained in exchange for lessee operating lease liabilities	32,757	—

NOTE 18: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Professional services	$4,323	$4,330
Postage	1,726	1,399
Telephone	1,619	1,486
Credit card expense	3,860	3,228
Marketing	3,057	1,660
Software and technology	4,496	2,648
Operating supplies	618	749
Amortization of intangibles	2,641	2,837
Branch right sizing expense	45	61
Other expense	7,677	7,096
Total other operating expenses	$30,062	$25,494

NOTE 19: CERTAIN TRANSACTIONS

From time to time, the Company and its subsidiaries have made loans, other extensions of credit, and vendor contracts to directors, officers, their associates and members of their immediate families. Additionally, some directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary bank, Simmons Bank. Such loans and other extensions of credit, deposits and vendor contracts (which were not material) were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons or through a competitive bid process. Further, in management’s opinion, these extensions of credit did not involve more than normal risk of collectability or present other unfavorable features.

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

At March 31, 2019, the Company had outstanding commitments to extend credit aggregating approximately $573,779,000 and $3,384,471,000 for credit card commitments and other loan commitments. At December 31, 2018, the Company had outstanding commitments to extend credit aggregating approximately $560,863,000 and $3,455,471,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $36,929,000 and $39,101,000 at March 31, 2019, and December 31, 2018, respectively, with terms ranging from 9 months to 15 years. At March 31, 2019 and December 31, 2018, the Company had no deferred revenue under standby letter of credit agreements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Available-for-sale securities
U.S. Government agencies	$161,577	$—	$161,577	$—
Mortgage-backed securities	1,345,677	—	1,345,677	—
State and political subdivisions	580,790	—	580,790	—
Other securities	152,067	—	152,067	—
Derivative asset	6,306	—	6,306	—
Derivative liability	(5,861)	—	(5,861)	—

December 31, 2018
Available-for-sale securities
U.S. Government agencies	$154,301	$—	$154,301	$—
Mortgage-backed securities	1,522,900	—	1,522,900	—
States and political subdivisions	314,843	—	314,843	—
Other securities	159,708	—	159,708	—
Derivative asset	6,242	—	6,242	—
Derivative liability	(5,283)	—	(5,283)	—

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the

Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data. As of March 31, 2019 and December 31, 2018, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $19.0 million and $25.6 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2019 and December 31, 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Impaired loans (1) (2) (collateral dependent)	$2,101	$—	$—	$2,101
Foreclosed assets and other real estate owned (1)	302	—	—	302

December 31, 2018
Impaired loans (1) (2) (collateral dependent)	$17,789	$—	$—	$17,789
Foreclosed assets and other real estate owned (1)	23,714	—	—	23,714
________________________
(1)These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Specific allocations of zero and $2,738,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended March 31, 2019 and December 31, 2018, respectively.

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

Loans – The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Additional factors considered include the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance. The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of similar loans. Estimated credit losses were also factored into the projected cash flows of the loans. The fair value of loans is estimated on an exit price basis incorporating the above factors (Level 3).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2019
Financial assets:
Cash and cash equivalents	$491,161	$491,161	$—	$—	$491,161
Interest bearing balances due from banks - time	4,684	—	4,684	—	4,684
Held-to-maturity securities	61,435	—	61,956	—	61,956
Mortgage loans held for sale	18,480	—	—	18,480	18,480
Interest receivable	51,796	—	51,796	—	51,796
Legacy loans, net	8,625,307	—	—	8,539,036	8,539,036
Loans acquired, net	3,056,187	—	—	3,025,619	3,025,619

Financial liabilities:
Non-interest bearing transaction accounts	2,674,034	—	2,674,034	—	2,674,034
Interest bearing transaction accounts and savings deposits	6,666,823	—	6,666,823	—	6,666,823
Time deposits	2,648,674	—	—	2,632,615	2,632,615
Federal funds purchased and securities sold under agreements to repurchase	120,213	—	120,213	—	120,213
Other borrowings	1,169,989	—	1,168,914	—	1,168,914
Subordinated notes and debentures	354,041	—	359,090	—	359,090
Interest payable	13,941	—	13,941	—	13,941

December 31, 2018
Financial assets:
Cash and cash equivalents	$833,458	$833,458	$—	$—	$833,458
Interest bearing balances due from banks - time	4,934	—	4,934	—	4,934
Held-to-maturity securities	289,194	—	290,830	—	290,830
Mortgage loans held for sale	26,799	—	—	26,799	26,799
Interest receivable	49,938	—	49,938	—	49,938
Legacy loans, net	8,373,789	—	—	8,280,690	8,280,690
Loans acquired, net	3,292,783	—	—	3,256,174	3,256,174

Financial liabilities:
Non-interest bearing transaction accounts	2,672,405	—	2,672,405	—	2,672,405
Interest bearing transaction accounts and savings deposits	6,830,191	—	6,830,191	—	6,830,191
Time deposits	2,896,156	—	—	2,872,342	2,872,342
Federal funds purchased and securities sold under agreements to repurchase	95,792	—	95,792	—	95,792
Other borrowings	1,345,450	—	1,342,868	—	1,342,868
Subordinated debentures	353,950	—	355,812	—	355,812
Interest payable	9,897	—	9,897	—	9,897

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of March 31, 2019, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and 2018, and stockholders’ equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 8, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Net income for the three months ended March 31, 2019 was $47.7 million and diluted earnings per share were $0.51, a decrease of $3.6 million and $0.04, compared to the same period in 2018.

Net income for the first three months in both 2019 and 2018 included non-core items related to our acquisitions and branch right sizing initiatives. Excluding all non-core items, core earnings for the three months ended March 31, 2019 were $49.1 million, or $0.53 diluted core earnings per share compared to $52.6 million, or $0.57 diluted core earnings per share for the same period in 2018. See “Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

We had solid operating results during the first quarter 2019. Revenue was affected by three significant items compared to the first quarter 2018. Accretion income was down $4.6 million; debit card interchange income, primarily as a result of the Durbin rate cap, was down $2.8 million; and the gain on sale of securities was up $2.7 million, resulting in a net decrease of $4.7 million from the previous year.

In April, we completed the acquisition of Reliance Bancshares, Inc. (“Reliance”) and performed the associated systems conversion. We are excited about our merger with Reliance and the opportunities we now have in the St. Louis market due to our increased presence. See Note 2, Pending Acquisition, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to this acquisition.

In 2018, we announced our Next Generation Banking (“NGB”) strategic initiative that we believe positions us to provide competitive banking services well into the future. Through this program, we will evaluate the primary information technology systems and functions that support our operations and improve or replace them with updated and/or enhanced banking technologies. This initiative will, among other things, assist us in our efforts to create a differentiated experience for our customers across all channels, including digital.

Stockholders’ equity as of March 31, 2019 was $2.3 billion, book value per share was $24.87 and tangible book value per share was $14.78. Our ratio of stockholders’ equity to total assets was 14.3% and the ratio of tangible stockholders’ equity to tangible assets was 9.0% at March 31, 2019. See “Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 9.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans, including loans acquired, were $11.741 billion at March 31, 2019, compared to $11.723 billion at December 31, 2018 and $10.987 billion at March 31, 2018. Total loans increased approximately $17.6 million during the quarter. We experienced seasonal decreases in the credit card and agricultural portfolios.

We continue to have good asset quality. At March 31, 2019, the allowance for loan losses for legacy loans was $59.2 million. The allowance for loan losses for loans acquired was $1.3 million and the acquired loan discount credit mark was $42.4 million. The allowances for loan losses and credit marks provide a total of $103.0 million of coverage, which equates to a total coverage ratio of 0.9% of gross loans. The ratio of credit mark and related allowance to loans acquired was 1.4%.

Simmons First National Corporation is an Arkansas-based financial holding company that, as of March 31, 2019, has approximately $16.1 billion in consolidated assets and conducts financial operations throughout Arkansas, Colorado, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The adoption of ASU 2016-09 – Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, decreased the effective tax rate during 2018 as the new standard impacted how the income tax effects associated with stock-based compensation are recognized.

IMPACTS OF GROWTH

During 2017, through both internal growth and acquisitions, the assets of the Company exceeded the $10 billion threshold.

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, became subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank received approximately $5.9 million less in debit card fees on a pre-tax basis in 2018. The interchange rate cap resulted in a $2.8 million reduction in debit card fees for the first quarter of 2019 when compared to the first quarter of 2018.

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

NET INTEREST INCOME

Overview

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135% for periods beginning January 1, 2018.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 65% of our loan portfolio and approximately 75% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 60% of our loans and 80% of our time deposits will reprice in the next year.

Net Interest Income

For the three month period ended March 31, 2019, net interest income on a fully taxable equivalent basis was $138.6 million, an increase of $2.5 million, or 1.9%, over the same period in 2018. The increase in net interest income was the result of a $22.4 million increase in interest income partially offset by a $19.9 million increase in interest expense.

The increase in interest income primarily resulted from a $16.1 million increase in interest income on loans and an increase of $5.1 million in interest income on investment securities. Increases in loan volume of $12.1 million due to increased average loan balances during the first three months of 2019 as well as $4.1 million due to an increase in yield of 15 basis points contributed to the increase in interest income on loans during 2019.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For the three months ended March 31, 2019 and 2018, interest income included $6.7 million and $11.3 million, respectively, for the yield accretion recognized on loans acquired.

The $19.9 million increase in interest expense is due to the higher cost of deposits, growth in types of deposit accounts, higher cost of deposits due to the rising-rate environment and the additional subordinated and other debt. Interest expense increased $2.7 million due to deposit growth, $12.5 million due to the increase in yield of 57 basis points on deposit accounts and $4.7 million due to increases in subordinated debt and increased FHLB borrowings.

Net Interest Margin

Our net interest margin decreased 32 basis points to 3.85% for the three month period ended March 31, 2019, when compared to 4.17% for the same period in 2018. Normalized for all accretion, our core net interest margin at March 31, 2019 and 2018 was 3.67% and 3.82%, respectively.

Since the first quarter of 2018, loan yield has increased 15 basis points and core loan yield has increased 34 basis points while cost of interest bearing deposits has risen 57 basis points and the cost of borrowed funds has increased 103 basis points. The decrease in both the net interest margin and the core net interest margin for the three month period ended March 31, 2019 is a direct result of the rising rate environment.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2019 and 2018, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2019, versus March 31, 2018.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent)

	Three Months Ended March 31,
(In thousands)	2019	2018
Interest income	$179,116	$157,139
FTE adjustment	1,601	1,130
Interest income – FTE	180,717	158,269
Interest expense	42,090	22,173
Net interest income – FTE	$138,627	$136,096

Yield on earning assets – FTE	5.02%	4.84%
Cost of interest bearing liabilities	1.52%	0.89%
Net interest spread – FTE	3.50%	3.95%
Net interest margin – FTE	3.85%	4.17%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
(In thousands)	2019 vs. 2018
Increase due to change in earning assets	$15,209
Increase due to change in earning asset yields	7,239
Decrease due to change in interest bearing liabilities	(4,535)
Decrease due to change in interest rates paid on interest bearing liabilities	(15,382)
Increase in net interest income	$2,531

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2019 and 2018. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$394,462	$2,154	2.21	$338,505	$1,009	1.21
Investment securities - taxable	1,880,694	12,989	2.80	1,618,270	9,599	2.41
Investment securities - non-taxable	590,941	5,834	4.00	460,675	4,083	3.59
Mortgage loans held for sale	17,733	210	4.80	14,775	158	4.34
Loans	11,710,075	159,530	5.53	10,819,324	143,420	5.38
Total interest earning assets	14,593,905	180,717	5.02	13,251,549	158,269	4.84
Non-earning assets	1,708,292			1,836,661
Total assets	$16,302,197			$15,088,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,749,032	$18,430	1.11	$6,579,295	$10,755	0.66
Time deposits	2,781,592	12,320	1.80	2,003,668	4,842	0.98
Total interest bearing deposits	9,530,624	30,750	1.31	8,582,963	15,597	0.74
Federal funds purchased and securities sold under agreements to repurchase	109,302	136	0.50	120,443	110	0.37
Other borrowings	1,224,255	6,793	2.25	1,282,527	5,139	1.63
Subordinated debt and debentures	353,996	4,411	5.05	162,813	1,327	3.31
Total interest bearing liabilities	11,218,177	42,090	1.52	10,148,746	22,173	0.89

Non-interest bearing liabilities:
Non-interest bearing deposits	2,707,715			2,632,182
Other liabilities	127,407			204,230
Total liabilities	14,053,299			12,985,158
Stockholders’ equity	2,248,898			2,103,052
Total liabilities and stockholders’ equity	$16,302,197			$15,088,210
Net interest spread			3.50			3.95
Net interest margin		$138,627	3.85		$136,096	4.17

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2019, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31,
	2019 vs. 2018
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$190	$955	$1,145
Investment securities - taxable	1,684	1,706	3,390
Investment securities - non-taxable	1,248	503	1,751
Mortgage loans held for sale	34	18	52
Loans	12,053	4,057	16,110
Total	15,209	7,239	22,448

Interest expense:
Interest bearing transaction and savings accounts	284	7,391	7,675
Time deposits	2,378	5,100	7,478
Federal funds purchased and securities sold under agreements to repurchase	(11)	37	26
Other borrowings	(242)	1,896	1,654
Subordinated notes and debentures	2,126	958	3,084
Total	4,535	15,382	19,917
Increase (decrease) in net interest income	$10,674	$(8,143)	$2,531

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

The provision for loan losses for the three month period ended March 31, 2019, was $9.3 million, compared to $9.2 million for the three month period ended March 31, 2018, an increase of $135,000. See Allowance for Loan Losses section for additional information.

The provision increase was necessary to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, required an allowance to be established for those loans through a provision.

Additionally, the provision on loans acquired for the three months ended March 31, 2019 was $2,464,000 and was primarily the result of identifying certain loans specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding. We have carefully reviewed these loans for potential losses and believe we have adequately identified any risk associated with the loans. The provision on loans acquired for the three month period ended March 31, 2018 was $68,000 and was the result of a decrease in expected cash flows from our required ongoing evaluation of credit marks on certain purchased credit impaired loans.

NON-INTEREST INCOME

Total non-interest income was $33.8 million for the three month period ended March 31, 2019, a decrease of approximately $3.8 million, or 10.1%, compared to $37.5 million for the same period in 2018.

During the first quarter 2019, we had decreases in total service charges and fees, mortgage and SBA lending income, and debit and credit card fees that were partially offset by additional trust income and gains on the sale of securities. Total service charges and fees decreased $1.7 million, or 13.3%, mortgage and SBA lending income decreased $1.1 million, or 25.3%, and debit and credit card fees decreased $2.7 million, or 30.7%. Service charges and fees decreased due to less NSF revenue and ATM interchange income. Mortgage and SBA lending income decreased due to less mortgage lending transactions as a result of the rising rate environment and remaining selective in our decisions regarding loan sales as premium rates continue to be lower, respectively. The interchange rate cap as established by the Durbin amendment became effective for us July 1, 2018, resulting in a $2.8 million reduction in debit card fees when compared to the first quarter of last year. The additional gains on the sale of securities was a result of selling approximately $197 million of securities during the first quarter, which resulted in a gain of $2.7 million, as part of a bond portfolio analysis of expected cash flow changes.

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Table 5 shows non-interest income for the three month periods ended March 31, 2019 and 2018, respectively, as well as changes in 2019 from 2018.

Table 5:  Non-Interest Income

	Three Months Ended March 31,		2019 Change from
(In thousands)	2019	2018	2018
Trust income	$5,708	$5,249	$459	8.7%
Service charges on deposit accounts	10,068	10,345	(277)	(2.7)
Other service charges and fees	1,289	2,750	(1,461)	(53.1)
Mortgage lending income	2,823	3,472	(649)	(18.7)
SBA lending income	497	973	(476)	(48.9)
Investment banking income	618	834	(216)	(25.9)
Debit and credit card fees	6,098	8,796	(2,698)	(30.7)
Bank owned life insurance income	795	1,103	(308)	(27.9)
Gain on sale of securities, net	2,740	6	2,734	*
Gain on sale of premises held for sale, net	—	4	(4)	(100.0)
Other income	3,125	4,003	(878)	(21.9)
Total non-interest income	$33,761	$37,535	$(3,774)	(10.1)%
_____________________________
*    Not meaningful

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended March 31, 2019, was $23.2 million, a decrease of $4.0 million from the three month period ended March 31, 2018. The majority of the decrease is in total service charges and debit and credit card fees, previously discussed.

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

Non-interest expense for the three months ended March 31, 2019 was $101.4 million, an increase of $3.3 million, or 3.4%, from the same period in 2018. Normalizing for the non-core costs, such as the early retirement program costs, merger related costs and branch right sizing expenses, non-interest expense for the three months ended March 31, 2019 increased $3.2 million, or 3.4%, from the same period in 2018.

As previously mentioned, our NGB technology initiative is well underway and the incremental software and technology expenditures of $1.8 million during the first quarter 2019 were primarily related to this initiative. Marketing costs increased over prior year due to incorporating a comprehensive community banking marketing philosophy over our expanded footprint.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2019 and 2018, respectively, as well as changes in 2019 from 2018.

Table 6:  Non-Interest Expense

	Three Months Ended March 31,		2019 Change from
(In thousands)	2019	2018	2018
Salaries and employee benefits	$56,012	$56,357	$(345)	(0.6)%
Early retirement program	355	—	355	*
Occupancy expense, net	7,475	6,960	515	7.4
Furniture and equipment expense	3,358	4,403	(1,045)	(23.7)
Other real estate and foreclosure expense	637	1,020	(383)	(37.6)
Deposit insurance	2,040	2,128	(88)	(4.1)
Merger related costs	1,470	1,711	(241)	(14.1)
Other operating expenses:
Professional services	4,323	4,330	(7)	(0.2)
Postage	1,726	1,399	327	23.3
Telephone	1,619	1,486	133	8.9
Credit card expenses	3,860	3,228	632	19.6
Marketing	3,057	1,660	1,397	84.2
Software and technology	4,496	2,648	1,848	69.8
Operating supplies	618	749	(131)	(17.5)
Amortization of intangibles	2,641	2,837	(196)	(6.9)
Branch right sizing expense	45	61	(16)	(26.2)
Other expense	7,677	7,096	581	8.2
Total non-interest expense	$101,409	$98,073	$3,336	3.4%
_____________________________
*    Not meaningful

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $8.536 billion and $5.934 billion during the first three months of 2019 and 2018, respectively. As of March 31, 2019, total loans, excluding loans acquired, were $8.68 billion, an increase of $254.2 million from December 31, 2018. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2018 to March 31, 2019 included $81.2 million in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of March 31, 2019.

We seek to manage our credit risk by diversifying our loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an appropriate allowance for loan losses and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose, industry and geographic region. We seek to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. We use the allowance for loan losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2019	December 31, 2018
Consumer:
Credit cards	$181,549	$204,173
Other consumer	213,659	201,297
Total consumer	395,208	405,470
Real estate:
Construction	1,376,162	1,300,723
Single family residential	1,431,407	1,440,443
Other commercial	3,355,109	3,225,287
Total real estate	6,162,678	5,966,453
Commercial:
Commercial	1,801,422	1,774,909
Agricultural	147,216	164,514
Total commercial	1,948,638	1,939,423
Other	178,026	119,042
Total loans, excluding loans acquired, before allowance for loan losses	$8,684,550	$8,430,388

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $395.2 million at March 31, 2019, or 4.6% of total loans, compared to $405.5 million, or 4.8% of total loans at December 31, 2018. The decrease in consumer loans from December 31, 2018, to March 31, 2019, was primarily due to the expected seasonal decline in our credit card portfolio partially offset by growth in direct consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $6.163 billion at March 31, 2019, or 71.0% of total loans, compared to $5.966 billion, or 70.8%, of total loans at December 31, 2018, an increase of $196.2 million, or 3.3%. Our construction and development (“C&D”) loans increased by $75.4 million, or 5.8%, single family residential loans decreased by $9.0 million, or 0.6%, and commercial real estate (“CRE”) loans increased by

$129.8 million, or 4.0%. The construction portfolio is continuing to fund loans that were closed in prior quarters, however, the overall commitments have trended down in the first quarter of 2019.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $1.949 billion at March 31, 2019, or 22.4% of total loans, compared to $1.939 billion, or 23.0% of total loans at December 31, 2018, an increase of $9.2 million, or 0.5%. Non-agricultural commercial loans increased to $1.801 billion, a $26.5 million increase, or 1.5%, from December 31, 2018. Agricultural loans decreased to $147.2 million, a $17.3 million decrease, or (10.5)%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

LOANS ACQUIRED

As previously discussed, loans acquired are initially recorded at fair value in accordance with the fair value methodology. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans.

Table 8 reflects the carrying value of all loans acquired as of March 31, 2019 and December 31, 2018.

Table 8:  Loans Acquired

(In thousands)	March 31, 2019	December 31, 2018
Consumer:
Other consumer	$11,979	$15,658
Real estate:
Construction	404,512	429,605
Single family residential	533,917	566,188
Other commercial	1,730,472	1,848,679
Total real estate	2,668,901	2,844,472
Commercial:
Commercial	374,033	430,914
Agricultural	1,274	1,739
Total commercial	375,307	432,653
Total loans acquired (1)	$3,056,187	$3,292,783
_______________________________________
(1)    Loans acquired are reported net of a $1.3 million and $95,000 allowance at March 31, 2019 and December 31, 2018, respectively.

The majority of the loans originally acquired were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with acquisitions for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Some purchased loans were determined to have experienced credit deterioration in the first three months of 2019. During the three months ended March 31, 2019, we recorded approximately $2.5 million in a provision for these loans and charge-offs of $1,247,000, resulting in an allowance for loan losses on loans acquired at March 31, 2019 of $1.3 million. The large provision recorded during the first quarter 2019 was due to our credit risk management practices identifying loans specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding. We have carefully reviewed these loans for potential losses and believe we have adequately identified any risk associated with the loans. See Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for further discussion and analysis of loans acquired.

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

Total non-performing assets, excluding all loans acquired, increased $20.1 million from December 31, 2018 to March 31, 2019. Nonaccrual loans increased by $26.7 million during the period, primarily commercial loans, partially offset by a decrease in foreclosed assets held for sale of $6.6 million. The nonaccrual loan increase was primarily due to one loan in the Southwest Market. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.54% at March 31, 2019, compared to 0.40% at December 31, 2018.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $8.8 million at March 31, 2019, compared to $9.2 million at December 31, 2018. The majority of our TDR balance remains in the CRE portfolio with the largest balance comprised of three relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for loan losses as a percent of total legacy loans was 0.68% as of March 31, 2019. Non-performing loans equaled 0.70% of total loans. Non-performing assets were 0.50% of total assets, a 13 basis point increase from December 31, 2018. The allowance for loan losses was 97% of non-performing loans. Our annualized net charge-offs to total loans for the first three months of 2019 was 0.20%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.16%. Annualized net credit card charge-offs to total credit card loans were 1.92%, compared to 1.64% during the full year 2018, and 165 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans (1)	$60,925	$34,201
Loans past due 90 days or more (principal or interest payments)	281	224
Total non-performing loans	61,206	34,425
Other non-performing assets:
Foreclosed assets held for sale	18,952	25,565
Other non-performing assets	505	553
Total other non-performing assets	19,457	26,118
Total non-performing assets	$80,663	$60,543

Performing TDRs	$6,297	$6,369
Allowance for loan losses to non-performing loans	97%	164%
Non-performing loans to total loans	0.70%	0.41%
Non-performing assets (including performing TDRs) to total assets (2)	0.54%	0.40%
Non-performing assets to total assets (2)	0.50%	0.37%
_______________________________________

(1)	Includes nonaccrual TDRs of approximately $2.5 million at March 31, 2019 and $2.8 million at December 31, 2018.

(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2019 and 2018.

At March 31, 2019, impaired loans, net of government guarantees and loans acquired, were $57.6 million compared to $39.8 million at December 31, 2018. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for legacy loans is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2019	2018
Balance, beginning of year	$56,599	$41,668
Loans charged off:
Credit card	1,142	999
Other consumer	1,533	1,056
Real estate	374	455
Commercial	1,968	1,761
Total loans charged off	5,017	4,271
Recoveries of loans previously charged off:
Credit card	240	263
Other consumer	300	94
Real estate	142	302
Commercial	158	69
Total recoveries	840	728
Net loans charged off	4,177	3,543
Provision for loan losses (1)	6,821	9,082
Balance, March 31 (3)	$59,243	$47,207

Loans charged off:
Credit card		3,052
Other consumer		5,581
Real estate		5,450
Commercial		4,862
Total loans charged off		18,945
Recoveries of loans previously charged off:
Credit card		742
Other consumer		463
Real estate		689
Commercial		676
Total recoveries		2,570
Net loans charged off		16,375
Provision for loan losses (2)		25,767
Balance, end of year (3)		$56,599
_______________________________________

(1)
Provision for loan losses of $2,464,000 attributable to loans acquired, was excluded from this table for 2019 (total year-to-date provision for loan losses was $9,285,000) and $68,000 was excluded from this table for 2018 (total year-to-date 2018 provision for loan losses was $9,150,000). Charge offs of $1,247,000 on loans acquired were excluded from this table for 2019 and $79,000 for 2018.

(2)	Provision for loan losses of $3,299,000 attributable to loans acquired, was excluded from this table for 2018 (total 2018 provision for loan losses was $38,148,000).

(3)
Allowance for loan losses at March 31, 2019 includes $1,312,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2018 and March 31, 2018 includes $95,000 and $407,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2019 was $60,555,000 and total allowance for loan losses at December 31, 2018 and March 31, 2018 was $56,694,000 and $47,614,000, respectively.

Provision for Loan Losses

The amount of provision added to the allowance during the three months ended March 31, 2019 and 2018, and for the year ended December 31, 2018, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of March 31, 2019, the allowance for loan losses reflects an increase of approximately $2.6 million from December 31, 2018, while total loans, excluding loans acquired, increased by $254.2 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$3,919	2.1%	$3,923	2.4%
Other consumer	2,344	2.5%	2,380	2.4%
Real estate	32,354	71.0%	29,743	70.8%
Commercial	20,578	22.4%	20,514	23.0%
Other	48	2.0%	39	1.4%
Total (2)	$59,243	100.0%	$56,599	100.0%

_______________________________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

(2)
Allowance for loan losses at March 31, 2019 and December 31, 2018 includes $1,312,000 and $95,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at March 31, 2019 and December 31, 2018 was $60,555,000 and $56,694,000, respectively.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 191 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of March 31, 2019, core deposits comprised 78.6% of our total deposits.

We continually monitor the funding requirements along with competitive interest rates in the markets we serve. Because of our community banking philosophy, our executives in the local markets, with oversight by the Asset Liability Committee and the Bank’s Treasury Management, establish the interest rates offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. We believe we are paying a competitive rate when compared with pricing in those markets.

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

Our total deposits as of March 31, 2019, were $12.0 billion, a decrease of $409.2 million from December 31, 2018. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits. We are very pleased with our growth in core deposits during the quarter of $148.0 million as we continue to emphasize relationship banking. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $9.3 billion at March 31, 2019, compared to $9.5 billion at December 31, 2018, a $161.7 million decrease. Total time deposits decreased $247.5 million to $2.6 billion at March 31, 2019, from $2.9 billion at December 31, 2018. We had $1.1 billion and $1.4 billion of brokered deposits at March 31, 2019, and December 31, 2018, respectively.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.5 billion and $1.7 billion at March 31, 2019 and December 31, 2018, respectively. The decrease from year end was due to the Company using a portion of excess cash to repay FHLB advances. The outstanding balance for March 31, 2019 includes $1.2 billion in FHLB short-term advances, $15.0 million in FHLB long-term advances, $330.0 million in subordinated notes and $24.0 million of trust preferred securities and other subordinated debt. FHLB short-term advances mostly consist of FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. The Company’s FOTO advances outstanding at the end of the first quarter have ten to fifteen year maturity dates with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the likelihood of FHLB exercising the options within a year of the settlement dates based upon the rising rate environment and the short lockout periods.

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

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed in an acquisition. In October 2018, we entered into a First Amendment to the Credit Agreement with U.S. Bank National Association, which primarily extended the expiration date to October 2019 and reduced the $75.0 million to $50.0 million. In December 2018, we entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants are evaluated on a consolidated basis. In October 2019, all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company are due and payable. The balance due under the Credit Agreement at March 31, 2019 was zero.

During 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the $75.0 million outstanding balance on the Credit Agreement, $43.3 million in notes payable, $94.9 million in trust preferred securities and $19.1 million in subordinated debt.

CAPITAL

Overview

At March 31, 2019, total capital was $2.302 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2019, our common equity to assets ratio was 14.31% compared to 13.58% at year-end 2018.

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

Stock Repurchase

On July 23, 2012, we announced the adoption by our Board of Directors of a stock repurchase program which authorized the repurchase of up to 1,700,000 (split adjusted) of Class A common stock, or approximately 2% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. We may discontinue purchases at any time that management determines additional purchases are not warranted. We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during the first three months of 2019 or 2018.

Cash Dividends

We declared cash dividends on our common stock of $0.16 per share for the first three months of 2019 compared to $0.15 per share for the first three months of 2018, an increase of $0.01, or 7%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2019, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2019 and December 31, 2018 are presented in Table 12 below:

Table 12:  Risk-Based Capital

(Dollars in thousands)	March 31, 2019	December 31, 2018
Tier 1 capital:
Stockholders’ equity	$2,302,321	$2,246,434
Goodwill and other intangible assets	(910,122)	(912,428)
Unrealized loss on available-for-sale securities, net of income taxes	6,000	27,374
Total Tier 1 capital	1,398,199	1,361,380
Tier 2 capital:
Trust preferred securities and subordinated debt	354,041	353,950
Qualifying allowance for loan losses	67,771	63,608
Total Tier 2 capital	421,812	417,558
Total risk-based capital	$1,820,011	$1,778,938

Risk weighted assets	$13,364,636	$13,326,832

Assets for leverage ratio	$15,423,961	$15,512,042

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	10.46%	10.22%
Tier 1 leverage ratio	9.07%	8.78%
Tier 1 risk-based capital ratio	10.46%	10.22%
Total risk-based capital ratio	13.62%	13.35%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

The final rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The Basel III Capital Rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance with all of the final rule’s requirements on January 1, 2019.

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $354.0 million is included as Tier 2 and total capital as of March 31, 2019.

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

RECONCILIATION OF NON-GAAP MEASURES

The tables below present computations of core earnings (net income excluding non-core items {merger related costs, early retirement program costs and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

We have $934.4 million and $937.0 million total goodwill and other intangible assets for the periods ended March 31, 2019 and December 31, 2018, respectively. Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income	$47,695	$51,312
Non-core items:
Merger related costs	1,470	1,711
Early retirement program	355	—
Branch right sizing	45	57
Tax effect (1)	(489)	(462)
Net non-core items	1,381	1,306
Core earnings (non-GAAP)	$49,076	$52,618

Diluted earnings per share	$0.51	$0.55
Non-core items:
Merger related costs	0.02	0.02
Early retirement program	0.01	—
Branch right sizing	—	—
Tax effect (1)	(0.01)	—
Net non-core items	0.02	0.02
Diluted core earnings per share (non-GAAP)	$0.53	$0.57
_______________________________________

(1)	Effective tax rate of 26.135%.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	March 31, 2019	December 31, 2018
Total common stockholders’ equity	$2,302,321	$2,246,434
Intangible assets:
Goodwill	(845,687)	(845,687)
Other intangible assets	(88,694)	(91,334)
Total intangibles	(934,381)	(937,021)
Tangible common stockholders’ equity	$1,367,940	$1,309,413
Shares of common stock outstanding	92,568,361	92,347,643

Book value per common share	$24.87	$24.33

Tangible book value per common share (non-GAAP)	$14.78	$14.18

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	March 31, 2019	December 31, 2018
Total common stockholders’ equity	$2,302,321	$2,246,434
Intangible assets:
Goodwill	(845,687)	(845,687)
Other intangible assets	(88,694)	(91,334)
Total intangibles	(934,381)	(937,021)
Tangible common stockholders’ equity	$1,367,940	$1,309,413

Total assets	$16,091,639	$16,543,337
Intangible assets:
Goodwill	(845,687)	(845,687)
Other intangible assets	(88,694)	(91,334)
Total intangibles	(934,381)	(937,021)
Tangible assets	$15,157,258	$15,606,316

Ratio of common equity to assets	14.31%	13.58%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.02%	8.39%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net interest income	$137,026	$134,966
FTE adjustment	1,601	1,130
Fully tax equivalent net interest income	138,627	136,096
Total accretable yield	(6,660)	(11,294)
Core net interest income	$131,967	$124,802

Average earning assets – quarter-to-date	$14,593,905	$13,251,549

Net interest margin	3.85%	4.17%
Core net interest margin (non-GAAP)	3.67%	3.82%

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2019, undivided profits of Simmons Bank were approximately $428.6 million, of which approximately $57.7 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first sources of liquidity available to the Company are a $50.0 million revolving line of credit with U.S. Bank National Association for purposes of financing distributions, financing certain acquisitions and working capital purposes and Federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $380 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 97.3% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 2.13% and 4.02%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points and 200 basis points would result in a negative variance in net interest income of (2.03)% and (4.81)%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2019:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	4.02%
Up 100 basis points	2.13%
Down 100 basis points	(2.03)%
Down 200 basis points	(4.81)%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1A.	Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations. The risks described are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

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

2.9
Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 13, 2018 (File No. 000-06253)).

3.1
Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on February 12, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K/A on April 11, 2019 (File No. 000-06253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 8, 2019	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	May 8, 2019	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	May 8, 2019	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer