Form 10-Q
period 2019-06-30
SIMMONS FIRST NATIONAL CORP
filed 2019-08-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 000-06253
SIMMONS FIRST NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Arkansas	71-0407808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Main Street	71601
Pine Bluff	(Zip Code)
Arkansas
(Address of principal executive offices)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2019, was 96,608,473.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2019

___________________
*    No reportable information under this item.

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2019 and December 31, 2018

	June 30,	December 31,
(In thousands, except share data)	2019	2018
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$145,491	$171,792
Interest bearing balances due from banks and federal funds sold	509,765	661,666
Cash and cash equivalents	655,256	833,458
Interest bearing balances due from banks - time	5,041	4,934
Investment securities:
Held-to-maturity	47,455	289,194
Available-for-sale	2,342,387	2,151,752
Total investments	2,389,842	2,440,946
Mortgage loans held for sale	34,999	26,799
Loans:
Legacy loans	9,262,497	8,430,388
Allowance for loan losses	(63,067)	(56,599)
Loans acquired, net of discount and allowance	3,864,516	3,292,783
Net loans	13,063,946	11,666,572
Premises and equipment	370,551	295,060
Foreclosed assets and other real estate owned	24,761	25,565
Interest receivable	54,781	49,938
Bank owned life insurance	233,345	193,170
Goodwill	926,450	845,687
Other intangible assets	104,096	91,334
Other assets	74,367	69,874
Total assets	$17,937,435	$16,543,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$2,954,032	$2,672,405
Interest bearing transaction accounts and savings deposits	7,258,005	6,830,191
Time deposits	3,304,176	2,896,156
Total deposits	13,516,213	12,398,752
Federal funds purchased and securities sold under agreements to repurchase	130,470	95,792
Other borrowings	1,324,094	1,345,450
Subordinated debentures	354,132	353,950
Accrued interest and other liabilities	143,013	102,959
Total liabilities	15,467,922	14,296,903

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at June 30, 2019 and December 31, 2018; 96,590,656 and 92,347,643 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	966	923
Surplus	1,705,262	1,597,944
Undivided profits	747,969	674,941
Accumulated other comprehensive income (loss)	15,316	(27,374)
Total stockholders’ equity	2,469,513	2,246,434
Total liabilities and stockholders’ equity	$17,937,435	$16,543,337

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$178,122	$150,253	$337,562	$293,603
Interest bearing balances due from banks and federal funds sold	1,121	1,414	3,275	2,423
Investment securities	16,594	14,296	33,906	26,918
Mortgage loans held for sale	332	305	542	463
TOTAL INTEREST INCOME	196,169	166,268	375,285	323,407

INTEREST EXPENSE
Deposits	34,796	18,461	65,546	34,058
Federal funds purchased and securities sold under agreements to repurchase	257	88	393	198
Other borrowings	6,219	5,141	13,012	10,280
Subordinated notes and debentures	4,541	5,741	8,952	7,068
TOTAL INTEREST EXPENSE	45,813	29,431	87,903	51,604

NET INTEREST INCOME	150,356	136,837	287,382	271,803
Provision for loan losses	7,079	9,033	16,364	18,183

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	143,277	127,804	271,018	253,620

NON-INTEREST INCOME
Trust income	5,794	5,622	11,502	10,871
Service charges on deposit accounts	10,557	10,063	20,625	20,408
Other service charges and fees	1,312	2,017	2,601	4,767
Mortgage lending income	3,656	2,780	6,479	6,252
SBA lending income	895	350	1,392	1,323
Investment banking income	360	814	978	1,648
Debit and credit card fees	7,212	10,105	13,310	18,901
Bank owned life insurance income	1,260	1,102	2,055	2,205
Gain (loss) on sale of securities, net	2,823	(7)	5,563	(1)
Other income	5,137	5,202	8,262	9,209
TOTAL NON-INTEREST INCOME	39,006	38,048	72,767	75,583

NON-INTEREST EXPENSE
Salaries and employee benefits	56,128	55,678	112,495	112,035
Occupancy expense, net	6,919	7,921	14,394	14,881
Furniture and equipment expense	4,206	4,020	7,564	8,423
Other real estate and foreclosure expense	591	1,382	1,228	2,402
Deposit insurance	2,510	1,856	4,550	3,984
Merger related costs	7,522	1,465	8,992	3,176
Other operating expenses	32,867	26,185	62,929	51,679
TOTAL NON-INTEREST EXPENSE	110,743	98,507	212,152	196,580

INCOME BEFORE INCOME TAXES	71,540	67,345	131,633	132,623
Provision for income taxes	15,616	13,783	28,014	27,749

NET INCOME	55,924	53,562	103,619	104,874
Preferred stock dividends	326	—	326	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$55,598	$53,562	$103,293	$104,874
BASIC EARNINGS PER SHARE	$0.58	$0.58	$1.10	$1.14
DILUTED EARNINGS PER SHARE	$0.58	$0.58	$1.09	$1.13

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
NET INCOME	$55,924	$53,562	$103,619	$104,874

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	31,681	(8,294)	60,811	(31,029)
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	—	—	2,547	—
Less: Reclassification adjustment for realized gains (losses) included in net income	2,823	(7)	5,563	(1)
Other comprehensive gain (loss), before tax effect	28,858	(8,287)	57,795	(31,028)
Less: Tax effect of other comprehensive income (loss)	7,542	(2,166)	15,105	(8,109)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	21,316	(6,121)	42,690	(22,919)

COMPREHENSIVE INCOME	$77,240	$47,441	$146,309	$81,955

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018

(In thousands)	June 30, 2019	June 30, 2018
	(Unaudited)
OPERATING ACTIVITIES
Net income	$103,619	$104,874
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,019	13,600
Provision for loan losses	16,364	18,183
(Gain) loss on sale of investments	(5,563)	1
Net accretion of investment securities and assets	(22,663)	(27,882)
Net amortization (accretion) on borrowings	182	(341)
Stock-based compensation expense	6,249	5,416
(Gain) loss on sale of foreclosed assets held for sale	(16)	212
Gain on sale of mortgage loans held for sale	(8,257)	(5,832)
Deferred income taxes	4,940	2,052
Income from bank owned life insurance	(2,136)	(2,205)
Originations of mortgage loans held for sale	(282,204)	(265,704)
Proceeds from sale of mortgage loans held for sale	282,861	255,762
Changes in assets and liabilities:
Interest receivable	(1,494)	(555)
Lease right-of-use assets	(2,469)	—
Other assets	14,999	(7,140)
Accrued interest and other liabilities	(4,376)	29,161
Income taxes payable	2,553	(8,947)
Net cash provided by operating activities	118,608	110,655

INVESTING ACTIVITIES
Net originations of loans	(302,151)	(519,175)
Decrease in due from banks - time	395	340
Purchases of premises and equipment, net	(21,689)	(10,360)
Proceeds from sale of foreclosed assets held for sale	9,870	8,983
Proceeds from sale of available-for-sale securities	461,470	7,726
Proceeds from maturities of available-for-sale securities	289,493	122,963
Purchases of available-for-sale securities	(384,951)	(496,664)
Proceeds from maturities of held-to-maturity securities	25,406	34,958
Purchases of bank owned life insurance	—	(4,000)
Proceeds from bank owned life insurance death benefits	1,310	616
Disposition of assets and liabilities held for sale	1,393	(66,641)
Purchase of Reliance Bancshares, Inc	(37,017)	—
Net cash provided by (used in) investing activities	43,529	(921,254)

FINANCING ACTIVITIES
Net change in deposits	(107,806)	860,573
Proceeds from issuance of subordinated notes	—	326,355
Repayments of subordinated debentures	—	(54,642)
Dividends paid on preferred stock	(326)	—
Dividends paid on common stock	(30,265)	(27,922)
Net change in other borrowed funds	(178,756)	71,787
Net change in federal funds purchased and securities sold under agreements to repurchase	20,532	(22,643)
Net shares issued under stock compensation plans	(3,030)	1,869
Shares issued under employee stock purchase plan	1,312	1,026
Retirement of preferred stock	(42,000)	—
Net cash (used in) provided by financing activities	(340,339)	1,156,403

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(178,202)	345,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	833,458	598,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$655,256	$943,846

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2019 and 2018

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended June 30, 2019
Balance, March 31, 2019 (Unaudited)	$—	$926	$1,599,566	$(6,000)	$707,829	$2,302,321

Comprehensive income	—	—	—	21,316	55,924	77,240
Stock-based compensation plans, net – 22,672 shares	—	—	2,906	—	—	2,906
Stock issued for Reliance acquisition – 3,999,623 shares	42,000	40	102,790	—	—	144,830
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Dividends on preferred stock	—	—	—	—	(326)	(326)
Dividends on common stock – $0.16 per share	—	—	—	—	(15,458)	(15,458)

Balance, June 30, 2019 (Unaudited)	$—	$966	$1,705,262	$15,316	$747,969	$2,469,513

Three Months Ended June 30, 2018
Balance, March 31, 2018 (Unaudited)	$—	$922	$1,590,086	$(34,062)	$552,105	$2,109,051

Comprehensive income	—	—	—	(6,121)	53,562	47,441
Stock-based compensation plans, net – 38,981 shares	—	1	4,256	—	—	4,257
Dividends on common stock – $0.15 per share	—	—	—	—	(13,841)	(13,841)

Balance, June 30, 2018 (Unaudited)	$—	$923	$1,594,342	$(40,183)	$591,826	$2,146,908

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2019 and 2018

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Six Months Ended June 30, 2019
Balance, December 31, 2018	$—	$923	$1,597,944	$(27,374)	$674,941	$2,246,434

Comprehensive income	—	—	—	42,690	103,619	146,309
Stock issued for employee stock purchase plan – 60,413 shares	—	1	1,311	—	—	1,312
Stock-based compensation plans, net – 182,977 shares	—	2	3,217	—	—	3,219
Stock issued for Reliance acquisition – 3,999,623 shares	42,000	40	102,790	—	—	144,830
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Dividends on preferred stock	—	—	—	—	(326)	(326)
Dividends on common stock – $0.32 per share	—	—	—	—	(30,265)	(30,265)

Balance, June 30, 2019 (Unaudited)	$—	$966	$1,705,262	$15,316	$747,969	$2,469,513

Six Months Ended June 30, 2018
Balance, December 31, 2017	$—	$920	$1,586,034	$(17,264)	$514,874	$2,084,564

Comprehensive income	—	—	—	(22,919)	104,874	81,955
Stock issued for employee stock purchase plan – 39,782 shares	—	—	1,026	—	—	1,026
Stock-based compensation plans, net – 212,470 shares	—	3	7,282	—	—	7,285
Dividends on common stock – $0.30 per share	—	—	—	—	(27,922)	(27,922)

Balance, June 30, 2018 (Unaudited)	$—	$923	$1,594,342	$(40,183)	$591,826	$2,146,908

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Organizational Structure

Simmons First National Corporation (the “Company”) is a financial holding company and the parent company of Simmons Bank, an Arkansas state-chartered bank that began as a community bank in 1903. Simmons Bank is the parent company of Simmons First Insurance Services, Inc. (an insurance agency) and Simmons First Insurance Services of TN, LLC (an insurance agency).

Description of Business

The Company is headquartered in Pine Bluff, Arkansas and, through its subsidiaries, conducts banking operations in communities throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company, through its subsidiaries, offers consumer, real estate and commercial loans, as well as checking, savings and time deposits from 212 financial centers conveniently located throughout its market areas. Additionally, the Company offers, among other things, specialized products and services such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending.

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

Recently Adopted Accounting Standards

Cloud Computing Arrangements – In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The

Company early adopted ASU 2018-15 in the first quarter 2019 and elected to apply the guidance prospectively to all software implementation costs incurred after the date of adoption. As of June 30, 2019, $646,000 of applicable software implementation costs have been incurred but not yet capitalized.

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

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), that eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill to its carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. The Company early adopted ASU 2017-04 during the second quarter 2019 to coincide with the Company’s formal impairment analysis. See Note 7 for additional information.

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

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional team that continues to assess its data and system needs and evaluate the potential impact of adopting the new guidance. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provides an option to phase in the day-one impact on earnings and tier one capital. Due to this final rule from the regulatory agencies, the Company is continuing to research and study options for recording a one-time adjustment or structuring any capital impact over an allowable period of time. The Company has not yet determined the magnitude of any such adjustment or the overall impact on its results of operations, financial position or disclosures. However, the Company is continuing its efforts in developing processes and procedures to ensure it is fully compliant at the required adoption date. Among other things, the Company has developed internal econometric models to assist with loss driver analysis, completed testing on various pool segments to determine the model methodologies that align with the historical data captures, and continues to develop quantifiable documentation around qualitative adjustments. The Company continues to work with the model vendor to create alternative calculation models for validation purposes and to develop parallel calculations through the third and fourth quarters of 2019, with focus on calculating a potential range of impact.

There have been no other significant changes to the Company’s accounting policies from the 2018 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

NOTE 2: ACQUISITION

Reliance Bancshares, Inc.

On April 12, 2019, the Company completed its merger with Reliance Bancshares, Inc. (“Reliance”), headquartered in the St. Louis, Missouri, metropolitan area, pursuant to the terms of the Agreement and Plan of Merger (“Reliance Agreement”), dated November 13, 2018, as amended February 11, 2019. In the merger, each outstanding share of Reliance common stock, as well as each Reliance common stock equivalent was canceled and converted into the right to receive shares of the Company’s common stock and/or cash in accordance with the terms of the Reliance Agreement. In addition, each share of Reliance’s Series A Preferred Stock and Series B Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series A Preferred Stock or Series B Preferred Stock, respectively, and each share of Reliance’s Series C Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series C Preferred Stock (unless the holder of such Series C Preferred Stock elected to receive alternate consideration in accordance with the Reliance Agreement). The Company issued 3,999,623 shares of its common stock and paid $62.7 million in cash to effect the merger. The Company also issued $42.0 million of preferred stock in exchange for all outstanding shares of Reliance preferred stock. On May 13, 2019, the Company redeemed all of the preferred stock issued in connection with the merger, and paid all accrued and unpaid dividends up to the date of redemption.

Prior to the merger, Reliance conducted banking business from 22 branches located in Missouri and Illinois. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.5 billion in assets, including approximately $1.1 billion in loans (inclusive of loan discounts), and approximately $1.2 billion in deposits. Contemporaneously with the completion of the Reliance merger, Reliance Bank was merged into Simmons Bank, with Simmons Bank as the surviving institution.

Goodwill of $80.8 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s St. Louis metropolitan area footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Reliance transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Reliance	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$25,693	$—	$25,693
Due from banks - time	502	—	502
Investment securities	287,983	(1,763)	286,220
Loans acquired	1,138,527	(41,657)	1,096,870
Allowance for loan losses	(10,808)	10,808	—
Foreclosed assets	11,092	(3,992)	7,100
Premises and equipment	32,452	(3,001)	29,451
Bank owned life insurance	39,348	—	39,348
Core deposit intangible	—	18,350	18,350
Other assets	24,175	5,001	29,176
Total assets acquired	$1,548,964	$(16,254)	$1,532,710

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$108,845	$(33)	$108,812
Interest bearing transaction accounts and savings deposits	639,798	—	639,798
Time deposits	478,415	(1,758)	476,657
Total deposits	1,227,058	(1,791)	1,225,267
Securities sold under agreement to repurchase	14,146	—	14,146
Other borrowings	162,900	(5,500)	157,400
Accrued interest and other liabilities	8,185	936	9,121
Total liabilities assumed	1,412,289	(6,355)	1,405,934
Equity	136,675	(94,675)	42,000
Total equity assumed	136,675	(94,675)	42,000
Total liabilities and equity assumed	$1,548,964	$(101,030)	$1,447,934
Net assets acquired			84,776
Purchase price			165,539
Goodwill			$80,763

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the merger. Management will continue to review the estimated fair values and evaluate the assumed tax positions. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction over the next few months, within one year of the merger. Therefore, adjustments to the estimated amounts and carrying values may occur.

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

The Landrum Company (Pending Acquisition)

On July 30, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with The Landrum Company (“Landrum”), headquartered in Columbia, Missouri pursuant to which, upon the terms and subject to the conditions of the Agreement, Landrum will merge with and into the Company, with the Company continuing as the surviving corporation. According to the terms of the Agreement, upon the consummation of the merger, (i) holders of Landrum’s common stock will receive, in the aggregate, 17,350,000 shares of the Company’s common stock and (ii) each share of Landrum’s series E preferred stock will be converted into the right to receive one share of the Company’s comparable series D preferred stock.

Landrum conducts banking business from 39 branches located in Missouri, Oklahoma and Texas. As of June 30, 2019, Landrum had approximately $3.3 billion in assets, $2.1 billion in loans and $3.0 billion in deposits. Completion of the transaction is expected during the fourth quarter of 2019 and is subject to certain closing conditions, including approval by the shareholders of Landrum, as well as customary regulatory approvals. Upon closing, Landrum will merge into the Company.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	June 30, 2019				December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity
U.S. Government agencies	$999	$—	$—	$999	$16,990	$—	$(49)	$16,941
Mortgage-backed securities	12,225	103	(59)	12,269	13,346	5	(412)	12,939
State and political subdivisions	32,236	1,090	(12)	33,314	256,863	3,029	(954)	258,938
Other securities	1,995	63	—	2,058	1,995	17	—	2,012
Total HTM	$47,455	$1,256	$(71)	$48,640	$289,194	$3,051	$(1,415)	$290,830

Available-for-Sale
U.S. Government agencies	$197,382	$1,654	$(1,380)	$197,656	$157,523	$518	$(3,740)	$154,301
Mortgage-backed securities	1,346,839	5,971	(7,050)	1,345,760	1,552,487	3,097	(32,684)	1,522,900
State and political subdivisions	617,987	18,841	(270)	636,558	320,142	171	(5,470)	314,843
Other securities	161,961	545	(93)	162,413	157,471	2,251	(14)	159,708
Total AFS	$2,324,169	$27,011	$(8,793)	$2,342,387	$2,187,623	$6,037	$(41,908)	$2,151,752

Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at June 30, 2019 and December 31, 2018, was $1.0 billion and $1.7 billion, which is approximately 39.8% and 70.3%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-Maturity
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	5,845	(59)	5,845	(59)
State and political subdivisions	—	—	2,294	(12)	2,294	(12)
Total HTM	$—	$—	$8,139	$(71)	$8,139	$(71)

Available-for-Sale
U.S. Government agencies	$—	$—	$114,443	$(1,380)	$114,443	$(1,380)
Mortgage-backed securities	20,839	(102)	749,380	(6,948)	770,219	(7,050)
State and political subdivisions	23,205	(15)	29,156	(255)	52,361	(270)
Other securities	4,994	(93)	100	—	5,094	(93)
Total AFS	$49,038	$(210)	$893,079	$(8,583)	$942,117	$(8,793)

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of June 30, 2019, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2019, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three and six months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Taxable:
Held-to-maturity	$289	$546	$727	$1,113
Available-for-sale	11,705	10,218	24,256	19,250

Non-taxable:
Held-to-maturity	89	1,897	1,251	3,833
Available-for-sale	4,511	1,635	7,672	2,722
Total	$16,594	$14,296	$33,906	$26,918

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$6,118	$6,122	$11,673	$11,681
After one through five years	19,353	19,716	74,767	75,019
After five through ten years	5,563	5,785	151,019	153,373
After ten years	4,196	4,748	589,198	605,410
Securities not due on a single maturity date	12,225	12,269	1,346,839	1,345,760
Other securities (no maturity)	—	—	150,673	151,144
Total	$47,455	$48,640	$2,324,169	$2,342,387

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.18 billion at June 30, 2019 and $1.02 billion at December 31, 2018.

There were approximately $2.8 million of gross realized gains and no gross realized losses from the sale of securities during the three months ended June 30, 2019, and approximately $5.6 million of gross realized gains and no gross realized losses from the sale of securities during the six months ended June 30, 2019. During the first quarter, the Company made adjustments to the bond portfolio based upon projected cash flow changes due to the present low rate environment. There were approximately $7,000 of gross realized gains and $14,000 of gross realized losses from the sale of securities during the three months ended June 30, 2018, and approximately $13,000 of gross realized gains and $14,000 of gross realized losses from the sale of securities during the six months ended June 30, 2018.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Oklahoma, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2019, the Company’s loan portfolio was $13.13 billion, compared to $11.72 billion at December 31, 2018. The various categories of loans are summarized as follows:

(In thousands)	June 30, 2019	December 31, 2018
Consumer:
Credit cards	$187,919	$204,173
Other consumer	207,445	201,297
Total consumer	395,364	405,470
Real Estate:
Construction	1,540,352	1,300,723
Single family residential	1,444,525	1,440,443
Other commercial	3,531,273	3,225,287
Total real estate	6,516,150	5,966,453
Commercial:
Commercial	1,871,695	1,774,909
Agricultural	191,922	164,514
Total commercial	2,063,617	1,939,423
Other	287,366	119,042
Loans	9,262,497	8,430,388
Loans acquired, net of discount and allowance (1)	3,864,516	3,292,783
Total loans	$13,127,013	$11,723,171
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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Consumer:
Credit cards	$327	$296
Other consumer	1,571	2,159
Total consumer	1,898	2,455
Real estate:
Construction	2,140	1,269
Single family residential	15,648	11,939
Other commercial	9,847	7,205
Total real estate	27,635	20,413
Commercial:
Commercial	31,240	10,049
Agricultural	1,183	1,284
Total commercial	32,423	11,333
Total	$61,956	$34,201

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2019
Consumer:
Credit cards	$704	$556	$1,260	$186,659	$187,919	$230
Other consumer	2,800	579	3,379	204,066	207,445	2
Total consumer	3,504	1,135	4,639	390,725	395,364	232
Real estate:
Construction	4,031	989	5,020	1,535,332	1,540,352	—
Single family residential	8,976	6,754	15,730	1,428,795	1,444,525	17
Other commercial	3,972	5,107	9,079	3,522,194	3,531,273	—
Total real estate	16,979	12,850	29,829	6,486,321	6,516,150	17
Commercial:
Commercial	6,364	7,778	14,142	1,857,553	1,871,695	18
Agricultural	242	898	1,140	190,782	191,922	—
Total commercial	6,606	8,676	15,282	2,048,335	2,063,617	18
Other	—	—	—	287,366	287,366	—
Total	$27,089	$22,661	$49,750	$9,212,747	$9,262,497	$267

December 31, 2018
Consumer:
Credit cards	$1,033	$506	$1,539	$202,634	$204,173	$209
Other consumer	4,264	896	5,160	196,137	201,297	4
Total consumer	5,297	1,402	6,699	398,771	405,470	213
Real estate:
Construction	533	308	841	1,299,882	1,300,723	—
Single family residential	7,769	4,127	11,896	1,428,547	1,440,443	—
Other commercial	3,379	2,773	6,152	3,219,135	3,225,287	—
Total real estate	11,681	7,208	18,889	5,947,564	5,966,453	—
Commercial:
Commercial	4,472	5,105	9,577	1,765,332	1,774,909	11
Agricultural	467	1,055	1,522	162,992	164,514	—
Total commercial	4,939	6,160	11,099	1,928,324	1,939,423	11
Other	—	—	—	119,042	119,042	—
Total	$21,917	$14,770	$36,687	$8,393,701	$8,430,388	$224

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2019						Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Consumer:
Credit cards	$326	$326	$—	$326	$—	$332	$40	$320	$70
Other consumer	1,715	1,571	—	1,571	—	1,563	12	1,762	25
Total consumer	2,041	1,897	—	1,897	—	1,895	52	2,082	95
Real estate:
Construction	2,235	1,735	405	2,140	237	2,355	14	1,993	28
Single family residential	16,769	12,295	3,353	15,648	31	15,486	105	14,351	203
Other commercial	8,823	4,900	3,370	8,270	227	7,676	59	8,751	123
Total real estate	27,827	18,930	7,128	26,058	495	25,517	178	25,095	354
Commercial:
Commercial	31,718	8,907	21,050	29,957	5,744	29,776	187	23,811	335
Agricultural	2,202	649	532	1,181	—	1,148	8	1,159	16
Total commercial	33,920	9,556	21,582	31,138	5,744	30,924	195	24,970	351
Total	$63,788	$30,383	$28,710	$59,093	$6,239	$58,336	$425	$52,147	$800

December 31, 2018						Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Consumer:
Credit cards	$296	$296	$—	$296	$—	$204	$10	$236	$25
Other consumer	2,311	2,159	—	2,159	—	4,205	33	4,373	67
Total consumer	2,607	2,455	—	2,455	—	4,409	43	4,609	92
Real estate:
Construction	1,344	784	485	1,269	211	1,887	13	1,899	29
Single family residential	12,906	11,468	616	12,084	36	14,423	118	14,154	218
Other commercial	8,434	5,442	5,458	10,900	—	13,528	104	14,588	224
Total real estate	22,684	17,694	6,559	24,253	247	29,838	235	30,641	471
Commercial:
Commercial	10,361	7,254	4,628	11,882	437	7,204	61	7,428	114
Agricultural	2,419	1,180	—	1,180	—	1,142	11	1,474	23
Total commercial	12,780	8,434	4,628	13,062	437	8,346	72	8,902	137
Total	$38,071	$28,583	$11,187	$39,770	$684	$42,593	$350	$44,152	$700

At June 30, 2019 and December 31, 2018, impaired loans, net of government guarantees and excluding loans acquired, totaled $59.1 million and $39.8 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $6.2 million and $684,000 at June 30, 2019 and December 31, 2018, respectively. Approximately $425,000 and $800,000 of interest income was recognized on average impaired loans of $58.3 million and $52.1 million for the three and six months ended June 30, 2019. Interest income recognized on impaired loans on a cash basis during the three and six months ended June 30, 2019 and 2018 was not material.

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

The following table presents a summary of troubled debt restructurings, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
June 30, 2019
Real estate:
Construction	—	$—	3	$405	3	$405
Single-family residential	5	221	10	583	15	804
Other commercial	2	3,213	2	978	4	4,191
Total real estate	7	3,434	15	1,966	22	5,400
Commercial:
Commercial	4	2,812	5	311	9	3,123
Total commercial	4	2,812	5	311	9	3,123
Total	11	$6,246	20	$2,277	31	$8,523

December 31, 2018
Real estate:
Construction	—	$—	3	$485	3	$485
Single-family residential	6	230	10	616	16	846
Other commercial	2	3,306	2	1,027	4	4,333
Total real estate	8	3,536	15	2,128	23	5,664
Commercial:
Commercial	4	2,833	6	718	10	3,551
Total commercial	4	2,833	6	718	10	3,551
Total	12	$6,369	21	$2,846	33	$9,215

There were no loans restructured as TDRs during the three month periods ended June 30, 2019 and 2018 nor the six months ended June 30, 2019. The following table presents loans that were restructured as TDRs during the six months ended June 30, 2018, excluding loans acquired, segregated by class of loans.

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

There was one commercial loan considered a TDR for which a payment default occurred during the six months ended June 30, 2019. A charge-off of approximately $138,000 was recorded for this loan. There was one commercial real estate loan for which a payment default occurred during the six months ended June 30, 2018. A charge-off of $66,300 was recorded for this loan and $294,300 was transferred to OREO. The Company defines a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances, specifically in commercial real estate, of $294,300 at June 30, 2018, for which OREO was received in full or partial satisfaction of the loans. There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the three or six month periods ended June 30, 2019. At June 30, 2019 and December 31, 2018, the Company had $3,924,000 and $3,899,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2019 and December 31, 2018, the Company had $4,960,000 and $3,530,000, respectively, of OREO secured by residential real estate properties.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial and real estate loans, (ii) the level of classified commercial and real estate loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the States of Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $3.9 million and $4.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of June 30, 2019 and December 31, 2018, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $76.5 million and $50.4 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at June 30, 2019 and December 31, 2018, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1)The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $172.8 million and $119.0 million, as of June 30, 2019 and December 31, 2018, respectively.

The following table presents a summary of loans by credit risk rating as of June 30, 2019 and December 31, 2018, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
June 30, 2019
Consumer:
Credit cards	$187,363	$—	$556	$—	$—	$187,919
Other consumer	205,416	—	2,029	—	—	207,445
Total consumer	392,779	—	2,585	—	—	395,364
Real estate:
Construction	1,536,632	477	3,243	—	—	1,540,352
Single family residential	1,420,143	2,674	21,481	227	—	1,444,525
Other commercial	3,487,955	21,143	22,175	—	—	3,531,273
Total real estate	6,444,730	24,294	46,899	227	—	6,516,150
Commercial:
Commercial	1,821,027	9,349	41,319	—	—	1,871,695
Agricultural	190,445	74	1,403	—	—	191,922
Total commercial	2,011,472	9,423	42,722	—	—	2,063,617
Other	287,366	—	—	—	—	287,366
Loans acquired	3,727,652	56,531	80,009	324	—	3,864,516
Total	$12,863,999	$90,248	$172,215	$551	$—	$13,127,013

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2018
Consumer:
Credit cards	$203,667	$—	$506	$—	$—	$204,173
Other consumer	198,840	—	2,457	—	—	201,297
Total consumer	402,507	—	2,963	—	—	405,470
Real estate:
Construction	1,296,988	1,910	1,825	—	—	1,300,723
Single family residential	1,420,052	1,628	18,528	235	—	1,440,443
Other commercial	3,193,289	17,169	14,829	—	—	3,225,287
Total real estate	5,910,329	20,707	35,182	235	—	5,966,453
Commercial:
Commercial	1,742,002	8,357	24,550	—	—	1,774,909
Agricultural	162,824	75	1,615	—	—	164,514
Total commercial	1,904,826	8,432	26,165	—	—	1,939,423
Other	119,042	—	—	—	—	119,042
Loans acquired	3,187,083	51,255	54,097	348	—	3,292,783
Total	$11,523,787	$80,394	$118,407	$583	$—	$11,723,171

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

The following table details activity in the allowance for loan losses by portfolio segment for legacy loans for the three and six months ended June 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended June 30, 2019
Balance, beginning of period (2)	$20,578	$32,354	$3,919	$2,392	$59,243
Provision for loan losses (1)	2,956	2,681	800	642	7,079
Charge-offs	(1,867)	(271)	(1,039)	(905)	(4,082)
Recoveries	72	153	271	331	827
Net charge-offs	(1,795)	(118)	(768)	(574)	(3,255)
Balance, June 30, 2019 (2)	$21,739	$34,917	$3,951	$2,460	$63,067

Six Months Ended June 30, 2019
Balance, beginning of period (2)	$20,514	$29,743	$3,923	$2,419	$56,599
Provision for loan losses (1)	4,830	5,524	1,698	1,848	13,900
Charge-offs	(3,835)	(645)	(2,181)	(2,438)	(9,099)
Recoveries	230	295	511	631	1,667
Net charge-offs	(3,605)	(350)	(1,670)	(1,807)	(7,432)
Balance, June 30, 2019 (2)	$21,739	$34,917	$3,951	$2,460	$63,067

Period-end amount allocated to:
Loans individually evaluated for impairment	$5,744	$495	$—	$—	$6,239
Loans collectively evaluated for impairment	15,995	34,422	3,951	2,460	56,828
Balance, June 30, 2019 (2)	$21,739	$34,917	$3,951	$2,460	$63,067

(1)    Provision for loan losses of zero and $2,464,000 attributable to loans acquired was excluded from this table for the three and six months ended June 30, 2019, respectively (total provision for loan losses for the three and six months ended June 30, 2019 was $7,079,000 and $16,364,000). There were $1,100,000 and $2,347,000 in charge-offs for loans acquired during the three and six months ended June 30, 2019, respectively, and recoveries of $900,000 for loans acquired during the three and six month periods ended June 30, 2019, resulting in an ending balance in the allowance related to loans acquired of $1,112,000.
(2)    Allowance for loan losses at June 30, 2019 includes $1,112,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at March 31, 2019 and December 31, 2018 includes $1,312,000 and $95,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2019 was $64,179,000 and total allowance for loan losses at March 31, 2019 and December 31, 2018 was $60,555,000 and $56,694,000, respectively.

Activity in the allowance for loan losses for the three and six months ended June 30, 2018 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended June 30, 2018
Balance, beginning of period (4)	$9,601	$30,414	$3,799	$3,393	$47,207
Provision for loan losses (3)	6,897	(1,461)	749	1,079	7,264
Charge-offs	(790)	(161)	(1,012)	(1,366)	(3,329)
Recoveries	59	112	286	133	590
Net charge-offs	(731)	(49)	(726)	(1,233)	(2,739)
Balance, June 30, 2018 (4)	$15,767	$28,904	$3,822	$3,239	$51,732

Six Months Ended June 30, 2018
Balance, beginning of period (4)	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (3)	11,183	1,825	1,500	1,838	16,346
Charge-offs	(2,551)	(616)	(2,011)	(2,422)	(7,600)
Recoveries	128	414	549	227	1,318
Net charge-offs	(2,423)	(202)	(1,462)	(2,195)	(6,282)
Balance, June 30, 2018 (4)	$15,767	$28,904	$3,822	$3,239	$51,732

Period-end amount allocated to:
Loans individually evaluated for impairment	$18	$427	$—	$—	$445
Loans collectively evaluated for impairment	15,749	28,477	3,822	3,239	51,287
Balance, June 30, 2018 (4)	$15,767	$28,904	$3,822	$3,239	$51,732

Period-end amount allocated to:
Loans individually evaluated for impairment	$437	$247	$—	$—	$684
Loans collectively evaluated for impairment	20,077	29,496	3,923	2,419	55,915
Balance, December 31, 2018 (5)	$20,514	$29,743	$3,923	$2,419	$56,599
______________________
(3)    Provision for loan losses of $1,769,000 and $1,837,000 attributable to loans acquired was excluded from this table for the three and six months ended June 30, 2018, respectively (total provision for loan losses for the three and six months ended June 30, 2018 was $9,033,000 and $18,183,000, respectively). There were $132,000 and $211,000 in charge-offs for loans acquired during the three and six months ended June 30, 2018, respectively, resulting in an ending balance in the allowance related to loans acquired of $2,044,000.
(4)    Allowance for loan losses at June 30, 2018, March 31, 2018 and December 31, 2017 includes $2,044,000, $407,000 and $418,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2018, March 31, 2018 and December 31, 2017 was $53,776,000, $47,614,000 and $42,086,000, respectively.
(5)    Allowance for loan losses at December 31, 2018 includes $95,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2018 was $56,694,000.

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
June 30, 2019
Loans individually evaluated for impairment	$31,138	$26,058	$326	$1,571	$59,093
Loans collectively evaluated for impairment	2,032,479	6,490,092	187,593	493,240	9,203,404
Balance, end of period	$2,063,617	$6,516,150	$187,919	$494,811	$9,262,497

December 31, 2018
Loans individually evaluated for impairment	$13,062	$24,253	$296	$2,159	$39,770
Loans collectively evaluated for impairment	1,926,361	5,942,200	203,877	318,180	8,390,618
Balance, end of period	$1,939,423	$5,966,453	$204,173	$320,339	$8,430,388

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

During the second quarter 2019, the Company evaluated $1.097 billion of net loans ($1.127 billion gross loans less $30.6 million discount) purchased in conjunction with the acquisition of Reliance, described in Note 2, Acquisition, in accordance with the provisions of ASC Topic 310-20. The Company evaluated the remaining $176,000 of net loans ($385,000 gross loans less $209,000 discount) purchased in conjunction with the acquisition of Reliance for impairment in accordance with the provisions of ASC Topic 310-30.

The following table reflects the carrying value of all loans acquired as of June 30, 2019 and December 31, 2018:

	Loans Acquired
(In thousands)	June 30, 2019	December 31, 2018
Consumer:
Other consumer	$9,704	$15,658
Real estate:
Construction	426,482	429,605
Single family residential	554,534	566,188
Other commercial	2,461,136	1,848,679
Total real estate	3,442,152	2,844,472
Commercial:
Commercial	411,577	430,914
Agricultural	1,083	1,739
Total commercial	412,660	432,653
Total loans acquired (1)	$3,864,516	$3,292,783
________________________
(1)    Loans acquired are reported net of a $1,112,000 and $95,000 allowance at June 30, 2019 and December 31, 2018, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	June 30, 2019	December 31, 2018

Consumer:
Other consumer	$149	$140
Real estate:
Construction	8,221	114
Single family residential	6,482	6,603
Other commercial	8,973	1,167
Total real estate	23,676	7,884
Commercial:
Commercial	7,858	13,578
Agricultural	20	38
Total commercial	7,878	13,616
Total	$31,703	$21,640

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

June 30, 2019
Consumer:
Other consumer	$254	$42	$296	$9,408	$9,704	$—
Real estate:
Construction	4	8,107	8,111	418,371	426,482	—
Single family residential	5,265	2,547	7,812	546,722	554,534	2
Other commercial	10,626	8,497	19,123	2,442,013	2,461,136	—
Total real estate	15,895	19,151	35,046	3,407,106	3,442,152	2
Commercial:
Commercial	338	7,321	7,659	403,918	411,577	—
Agricultural	—		—	1,083	1,083	—
Total commercial	338	7,321	7,659	405,001	412,660	—

Total	$16,487	$26,514	$43,001	$3,821,515	$3,864,516	$2

December 31, 2018
Consumer:
Other consumer	$337	$49	$386	$15,272	$15,658	$2
Real estate:
Construction	8,283	27	8,310	421,295	429,605	—
Single family residential	4,706	3,049	7,755	558,433	566,188	—
Other commercial	168	577	745	1,847,934	1,848,679	—
Total real estate	13,157	3,653	16,810	2,827,662	2,844,472	—
Commercial:
Commercial	1,302	9,542	10,844	420,070	430,914	—
Agricultural	31	5	36	1,703	1,739	—
Total commercial	1,333	9,547	10,880	421,773	432,653	—

Total	$14,827	$13,249	$28,076	$3,264,707	$3,292,783	$2

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

June 30, 2019
Consumer:
Other consumer	$9,532	$—	$172	$—	$—	$9,704
Real estate:
Construction	400,925	17,928	7,629	—	—	426,482
Single family residential	539,716	1,833	12,661	324	—	554,534
Other commercial	2,382,022	35,233	43,881	—	—	2,461,136
Total real estate	3,322,663	54,994	64,171	324	—	3,442,152
Commercial:
Commercial	394,439	1,537	15,601	—	—	411,577
Agricultural	1,018	—	65	—	—	1,083
Total commercial	395,457	1,537	15,666	—	—	412,660

Total	$3,727,652	$56,531	$80,009	$324	$—	$3,864,516

December 31, 2018
Consumer:
Other consumer	$15,380	$—	$278	$—	$—	$15,658
Real estate:
Construction	393,122	27,621	8,862	—	—	429,605
Single family residential	553,460	2,081	10,299	348	—	566,188
Other commercial	1,822,179	9,137	17,363	—	—	1,848,679
Total real estate	2,768,761	38,839	36,524	348	—	2,844,472
Commercial:
Commercial	401,300	12,416	17,198	—	—	430,914
Agricultural	1,642	—	97	—	—	1,739
Total commercial	402,942	12,416	17,295	—	—	432,653

Total	$3,187,083	$51,255	$54,097	$348	$—	$3,292,783

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

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,468	$3,651	$1,460	$4,050
Additions	—	175	—	175
Accretable yield adjustments	11	—	28	—
Accretion	(18)	18	(27)	27
Payments and other reductions, net	—	(357)	—	(765)
Balance, ending	$1,461	$3,487	$1,461	$3,487

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,369	$17,605	$620	$17,116
Additions	—	—	—	—
Accretable yield adjustments	44	—	1,178	—
Accretion	(31)	31	(416)	416
Payments and other reductions, net	—	(3,641)	—	(3,537)
Balance, ending	$1,382	$13,995	$1,382	$13,995

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan loss for loans acquired resulting in a total allowance on loans acquired of $1,112,000 at June 30, 2019 and $95,000 at December 31, 2018. The provision on loans acquired for the three and six months ended June 30, 2019 was zero and $2,464,000, respectively. The provision on loans acquired for the three and six months ended June 30, 2018 was $1,769,000 and $1,837,000, respectively.

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. As of June 30, 2019, right-of-use lease assets included in premises and equipment are $35.2 million and lease liabilities included in other liabilities are $35.2 million. During the three and six months ended June 30, 2019, the Company recognized lease expense of $2.7 million and $5.3 million, respectively, and the weighted average discount rate was 3.47%. At June 30, 2019, the weighted average remaining lease term was 8.92 years.

See Note 1, in the Recently Adopted Accounting Standards section, for additional information related to the adoption of ASC Topic 842.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $926.5 million at June 30, 2019 and $845.7 million at December 31, 2018.

The Company recorded $80.8 million of goodwill during the second quarter 2019 as a result of its acquisition of Reliance. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2019 or the year ended December 31, 2018.

Core deposit premiums are amortized over periods ranging from 10 years to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Core deposit premiums of $18.4 million were recorded during the second quarter 2019 as part of the Reliance acquisition. Additionally, intangible assets are being amortized over various periods ranging from 10 years to 15 years.

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at June 30, 2019 and December 31, 2018, were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Goodwill	$926,450	$845,687
Core deposit premiums:
Gross carrying amount	124,334	105,984
Accumulated amortization	(31,236)	(26,177)
Core deposit premiums, net	93,098	79,807
Books of business intangible:
Gross carrying amount	15,234	15,234
Accumulated amortization	(4,236)	(3,707)
Books of business intangible, net	10,998	11,527
Other intangible assets, net	104,096	91,334
Total goodwill and other intangible assets	$1,030,546	$937,021

The Company’s estimated remaining amortization expense on intangibles as of June 30, 2019 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2019	$5,894
	2020	11,776
	2021	11,714
	2022	11,662
	2023	11,379
	Thereafter	51,671
	Total	$104,096

NOTE 8: TIME DEPOSITS

Time deposits include approximately $1.849 billion and $1.443 billion of certificates of deposit of $100,000 or more at June 30, 2019, and December 31, 2018, respectively. Of this total approximately $966.0 million and $753.2 million of certificates of deposit were over $250,000 at June 30, 2019 and December 31, 2018, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Income taxes currently payable	$12,757	$15,652	$23,074	$25,697
Deferred income taxes	2,859	(1,869)	4,940	2,052
Provision for income taxes	$15,616	$13,783	$28,014	$27,749

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their appropriate tax effects, are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Deferred tax assets:
Loans acquired	$17,480	$12,536
Allowance for loan losses	15,744	13,947
Valuation of foreclosed assets	2,706	1,474
Tax NOLs from acquisition	19,159	7,242
Deferred compensation payable	2,492	2,707
Accrued equity and other compensation	7,494	8,182
Acquired securities	2,598	397
Unrealized loss on available-for-sale securities	—	9,196
Other	6,916	7,042
Gross deferred tax assets	74,589	62,723

(In thousands)	June 30, 2019	December 31, 2018
Deferred tax liabilities:
Goodwill and other intangible amortization	$(34,590)	$(30,471)
Accumulated depreciation	(12,871)	(13,361)
Unrealized gain on available-for-sale securities	(4,150)	—
Other	(5,447)	(5,360)
Gross deferred tax liabilities	(57,058)	(49,192)

Net deferred tax asset, included in other assets	$17,531	$13,531

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Computed at the statutory rate (21%)	$14,955	$14,143	$27,575	$27,851
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,420	1,265	2,765	3,087
Tax exempt interest income	(1,024)	(782)	(1,985)	(1,459)
Tax exempt earnings on BOLI	(215)	(190)	(394)	(376)
Federal tax credits	(729)	—	(1,458)	—
Other differences, net	1,209	(653)	1,511	(1,354)
Actual tax provision	$15,616	$13,783	$28,014	$27,749

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $91.3 million of federal net operating losses subject to the IRC Sec 382 annual limitation are expected to be utilized by the Company, of which $58.5 million was added due to the Reliance acquisition during second quarter 2019. All of the acquired Reliance net operating losses will be fully utilized by 2029, with the remaining acquired net operating loss carryforwards fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $130.2 million and $95.5 million at June 30, 2019 and December 31, 2018, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2019
Repurchase agreements:
U.S. Government agencies	$130,220	$—	$—	$—	$130,220

December 31, 2018
Repurchase agreements:
U.S. Government agencies	$95,542	$—	$—	$—	$95,542

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2019 and December 31, 2018 consisted of the following components:

(In thousands)	June 30, 2019	December 31, 2018
Other Borrowings
FHLB advances, net of discount, due 2019 to 2033, 1.38% to 7.37% secured by real estate loans	$1,324,094	$1,345,450
Revolving credit agreement, due 10/4/2019, floating rate of 1.50% above the one month LIBOR rate, unsecured	—	—
Total other borrowings	1,324,094	1,345,450

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Unamortized debt issuance costs	(3,190)	(3,372)
Total subordinated notes and debentures	354,132	353,950
Total other borrowings and subordinated debt	$1,678,226	$1,699,400

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of Simmons First National Corporation only and are not obligations of, and are not guaranteed by, any of its subsidiaries. During 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the amounts borrowed under the Credit Agreement (described below), certain trust preferred securities, both discussed below, and unsecured debt from correspondent banks. The Notes qualify for Tier 2 capital treatment.

In 2017, the Company entered into a Revolving Credit Agreement with U.S. Bank National Association (the “Credit Agreement”) and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contained customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. In October 2018, the Company and U.S. Bank National Association entered into a First Amendment to the Credit Agreement, which extended the expiration date from October 5, 2018 to October 4, 2019, reduced the $75.0 million to $50.0 million, and increased the commitment fee on the unused portion from an annual rate of 0.25% to 0.30%. In December 2018, the Company entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants are evaluated on a consolidated basis. In October 2019, all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company are due and payable. The balance due under the Credit Agreement at June 30, 2019 was zero.

At June 30, 2019, the Company had $1.3 billion of Federal Home Loan Bank (“FHLB”) advances outstanding with original or expected maturities of one year or less, of which $1.1 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the second quarter have maturity dates of ten years to fifteen years with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the short lockout periods. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

The Company had total FHLB advances of $1.3 billion at June 30, 2019, with approximately $2.9 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $5.4 billion at June 30, 2019.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at June 30, 2019. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt includes subordinated debt, notes payable and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at June 30, 2019, are as follows:

(In thousands)	Year	Annual Maturities
	2019	$973
	2020	2,099
	2021	1,801
	2022	948
	2023	925
	Thereafter	361,482
	Total	$368,228

NOTE 12: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 13: CAPITAL STOCK

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

On April 12, 2019, as part of the acquisition of Reliance, the Company issued 40,000 shares of Simmons Series A Preferred Stock and 2,000 shares Simmons Series B Preferred Stock in exchange for the outstanding shares of Reliance’s Series A Preferred Stock and Series B Preferred Stock. On May 13, 2019, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

The Company had no repurchases of its common stock during the three and six month periods ended June 30, 2019.

NOTE 14: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At June 30, 2019, the Company’s subsidiary bank had approximately $89.4 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019). As of June 30, 2019, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules. The Company’s CET1 ratio was 9.80% at June 30, 2019.

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

The table below summarizes the transactions under the Company’s active stock compensation plans for the six months ended June 30, 2019:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
	Number of Shares (000)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Grant-Date Fair Value	Number of Shares (000)	Weighted Average Grant-Date Fair Value
Balance, January 1, 2019	695	$22.42	72	$21.45	817	$27.65
Granted	—	—	—	—	483	26.25
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	(29)	19.34	(300)	26.44
Forfeited/expired	—	—	(2)	21.82	(83)	28.39

Balance, June 30, 2019	694	$22.43	41	$22.90	917	$27.28

Exercisable, June 30, 2019	694	$22.43

The following table summarizes information about stock options under the plans outstanding at June 30, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (000)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (000)	Weighted Average Exercise Price
$9.46	—	$9.46	1	2.55	$9.46	1	$9.46
10.65	—	10.65	3	3.58	10.65	3	10.65
10.76	—	10.76	2	0.55	10.76	2	10.76
20.29	—	20.29	71	5.50	20.29	71	20.29
20.36	—	20.36	3	5.38	20.36	3	20.36
22.20	—	22.20	74	5.73	22.20	74	22.20
22.75	—	22.75	436	6.11	22.75	436	22.75
23.51	—	23.51	97	6.56	23.51	97	23.51
24.07	—	24.07	7	6.21	24.07	7	24.07
$9.46	—	$24.07	694	6.03	$22.43	694	$22.43

The table below summarizes the Company’s restricted performance stock unit activity for the six months ended June 30, 2019:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2019	177
Granted	117
Vested (earned)	(93)
Forfeited	(3)
Non-vested, June 30, 2019	198

Stock-based compensation expense was $6,249,000 and $6,504,000 during the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2019. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $18,759,000 at June 30, 2019. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.9 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2019 was $608,000 and $606,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.26 as of June 30, 2019, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and June 30, 2018, was $5,000 and $1,180,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2019 and 2018.

NOTE 16: EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported net income available to common stockholders by weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing reported net income available to common stockholders by the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income available to common stockholders	$55,598	$53,562	$103,293	$104,874

Average common shares outstanding	96,098	92,264	94,318	92,223
Average potential dilutive common shares	270	469	270	469
Average diluted common shares	96,368	92,733	94,588	92,692

Basic earnings per share	$0.58	$0.58	$1.10	$1.14
Diluted earnings per share	$0.58	$0.58	$1.09	$1.13

There were 6,610 stock options excluded from the three months ended June 30, 2019 earnings per share calculation due to the average market price exceeding the related exercise price. There were no stock options excluded from the earnings per share calculations for the three months ended June 30, 2018 and the six months ended June 30, 2019 and 2018 due to the related exercise price exceeding the average market price for those periods.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2019	2018
Interest paid	$87,841	$47,675
Income taxes (refunded) paid	28,253	13,245
Transfers of loans to foreclosed assets held for sale	1,506	6,725
Transfers of premises to foreclosed assets and other real estate owned	444	855
Right-of use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	32,757	—

NOTE 18: OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Professional services	$3,492	$4,443	$7,815	$8,683
Postage	1,445	1,441	3,171	2,925
Telephone	1,480	2,064	3,099	2,969
Credit card expense	3,762	3,188	7,622	6,416
Marketing	2,436	1,765	5,493	3,407
Software and technology	5,580	3,335	10,076	5,983
Operating supplies	560	583	1,178	1,332
Amortization of intangibles	2,947	2,785	5,588	5,623
Branch right sizing expense	2,887	21	2,932	85
Other expense	8,278	6,560	15,955	14,256
Total other operating expenses	$32,867	$26,185	$62,929	$51,679

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

NOTE 20: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers primarily throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas, along with credit card loans to customers throughout the United States. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At June 30, 2019, the Company had outstanding commitments to extend credit aggregating approximately $602,752,000 and $3,480,855,000 for credit card commitments and other loan commitments. At December 31, 2018, the Company had outstanding commitments to extend credit aggregating approximately $560,863,000 and $3,455,471,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $51,628,000 and $39,101,000 at June 30, 2019, and December 31, 2018, respectively, with terms ranging from 9 months to 15 years. At June 30, 2019 and December 31, 2018, the Company had no deferred revenue under standby letter of credit agreements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Available-for-sale securities
U.S. Government agencies	$197,656	$—	$197,656	$—
Mortgage-backed securities	1,345,760	—	1,345,760	—
State and political subdivisions	636,558	—	636,558	—
Other securities	162,413	—	162,413	—
Derivative asset	9,871	—	9,871	—
Derivative liability	(9,884)	—	(9,884)	—

December 31, 2018
Available-for-sale securities
U.S. Government agencies	$154,301	$—	$154,301	$—
Mortgage-backed securities	1,522,900	—	1,522,900	—
States and political subdivisions	314,843	—	314,843	—
Other securities	159,708	—	159,708	—
Derivative asset	6,242	—	6,242	—
Derivative liability	(5,283)	—	(5,283)	—

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the

Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data. As of June 30, 2019 and December 31, 2018, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $24.8 million and $25.6 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2019 and December 31, 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Impaired loans (1) (2) (collateral dependent)	$2,866	$—	$—	$2,866
Foreclosed assets and other real estate owned (1)	7,202	—	—	7,202

December 31, 2018
Impaired loans (1) (2) (collateral dependent)	$17,789	$—	$—	$17,789
Foreclosed assets and other real estate owned (1)	23,714	—	—	23,714
________________________
(1)These amounts represent the resulting carrying amounts on the Consolidated Balance Sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Specific allocations of zero and $2,738,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended June 30, 2019 and December 31, 2018, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets:
Cash and cash equivalents	$655,256	$655,256	$—	$—	$655,256
Interest bearing balances due from banks - time	5,041	—	5,041	—	5,041
Held-to-maturity securities	47,455	—	48,640	—	48,640
Mortgage loans held for sale	34,999	—	—	34,999	34,999
Interest receivable	54,781	—	54,781	—	54,781
Legacy loans, net	9,199,430	—	—	9,160,613	9,160,613
Loans acquired, net	3,864,516	—	—	3,848,210	3,848,210

Financial liabilities:
Non-interest bearing transaction accounts	2,954,032	—	2,954,032	—	2,954,032
Interest bearing transaction accounts and savings deposits	7,258,005	—	7,258,005	—	7,258,005
Time deposits	3,304,176	—	—	3,295,504	3,295,504
Federal funds purchased and securities sold under agreements to repurchase	130,470	—	130,470	—	130,470
Other borrowings	1,324,094	—	1,324,038	—	1,324,038
Subordinated notes and debentures	354,132	—	364,873	—	364,873
Interest payable	11,325	—	11,325	—	11,325

December 31, 2018
Financial assets:
Cash and cash equivalents	$833,458	$833,458	$—	$—	$833,458
Interest bearing balances due from banks - time	4,934	—	4,934	—	4,934
Held-to-maturity securities	289,194	—	290,830	—	290,830
Mortgage loans held for sale	26,799	—	—	26,799	26,799
Interest receivable	49,938	—	49,938	—	49,938
Legacy loans, net	8,373,789	—	—	8,280,690	8,280,690
Loans acquired, net	3,292,783	—	—	3,256,174	3,256,174

Financial liabilities:
Non-interest bearing transaction accounts	2,672,405	—	2,672,405	—	2,672,405
Interest bearing transaction accounts and savings deposits	6,830,191	—	6,830,191	—	6,830,191
Time deposits	2,896,156	—	—	2,872,342	2,872,342
Federal funds purchased and securities sold under agreements to repurchase	95,792	—	95,792	—	95,792
Other borrowings	1,345,450	—	1,342,868	—	1,342,868
Subordinated debentures	353,950	—	355,812	—	355,812
Interest payable	9,897	—	9,897	—	9,897

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of June 30, 2019, and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and six-month periods ended June 30, 2019 and 2018, and cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 7, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Our net income for the three months ended June 30, 2019 was $55.6 million, an increase of $2.0 million compared to the same period in 2018, and diluted earnings per share were $0.58, equal to the same period in 2018. Net income for the six months ended June 30, 2019 was $103.3 million and diluted earnings per share were $1.09, decreases of $1.6 million and $0.04, respectively, compared to the same period in 2018.

Net income for the first six months in both 2019 and 2018 included non-core items related to our acquisitions, early retirement program expenses and branch right sizing initiatives. Excluding all non-core items, core earnings for the three and six months ended June 30, 2019 were $65.5 million, or $0.68 diluted core earnings per share, and $114.5 million, or $1.21 diluted core earnings per share, respectively, compared to $54.7 million, or $0.59 diluted core earnings per share, and $107.3 million, or $1.16 diluted core earnings per share, for the same periods in 2018. See “Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

We are very pleased with the results of our second quarter operations. We had solid organic loan and core deposit growth during the quarter as well as maintained a stable net interest margin and improved our overall asset quality. We were also able to effectively manage our expenses. The renovation of our new Little Rock, Arkansas corporate offices was completed during second quarter and we are proud to be a part of the vibrant River Market area of downtown Little Rock. Additionally, on top of our recognition in many of our communities for our customer service, we were recently recognized as a Best Place to Work in Arkansas by Arkansas Business for a second year in a row.

In April 2019, we completed the acquisition of Reliance Bancshares, Inc. (“Reliance”). Contemporaneously with the Reliance acquisition, Reliance’s subsidiary bank, Reliance Bank, was merged with and into Simmons Bank, with Simmons Bank as the surviving entity. We are excited about the Reliance transaction and the opportunities we now have in the St. Louis market due to our increased presence. See Note 2, Acquisition, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to this acquisition.

In 2018, we announced our Next Generation Banking (“NGB”) strategic initiative that we believe positions us to provide competitive banking services well into the future. Through this program, we have evaluated the primary information technology systems and functions that support our operations and are improving or replacing many of them with updated and/or enhanced banking technologies. This initiative will, among other things, assist us in our efforts to create a differentiated experience for our customers across all channels, including digital.

Stockholders’ equity as of June 30, 2019 was $2.5 billion, book value per share was $25.57 and tangible book value per share was $14.90. Our ratio of stockholders’ equity to total assets was 13.8% and the ratio of tangible stockholders’ equity to tangible assets was 8.5% at June 30, 2019. See “Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 8.9%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans, including loans acquired, were $13.127 billion at June 30, 2019, compared to $11.723 billion at December 31, 2018, an increase of $1.4 billion during the first six months of 2019. Approximately $1.0 billion of the increase was due to the Reliance Bank merger completed in April, while $387 million of the increase was organic loan growth primarily in our real estate portfolio.

We continue to have good asset quality. At June 30, 2019, the allowance for loan losses for legacy loans was $63.1 million. The allowance for loan losses for loans acquired was $1.1 million and the acquired loan discount credit mark was $73.5 million. The allowances for loan losses and credit marks provide a total of $137.7 million of coverage, which equates to a total coverage ratio of 1.0% of gross loans. The ratio of credit mark and related allowance to loans acquired was 1.9%.

Simmons First National Corporation is an Arkansas-based financial holding company that, as of June 30, 2019, has approximately $17.9 billion in consolidated assets and, through its subsidiaries, conducts financial operations throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, became subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank received approximately $5.9 million less in debit card fees on a pre-tax basis in 2018. The interchange rate cap resulted in a $3.1 million reduction in debit card fees for the second quarter of 2019 when compared to the second quarter of 2018 and a $5.9 million reduction year over year.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 65% of our loan portfolio and approximately 75% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 53% of our loans and 73% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2019, net interest income on a fully taxable equivalent basis was $152.1 million, an increase of $13.9 million, or 10.1%, over the same period in 2018. The increase in net interest income was the result of a $30.3 million increase in interest income partially offset by a $16.4 million increase in interest expense.

The increase in interest income primarily resulted from a $27.9 million increase in interest income on loans and an increase of $2.7 million in interest income on investment securities. During the second quarter of 2019, interest income increased $22.9 million as a result of increases in loan volume, primarily from our Reliance acquisition completed during April 2019, as well as $5.0 million due to an increase in yield of 18 basis points.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 5, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For the three months ended June 30, 2019 and 2018, interest income included $10.2 million and $10.1 million, respectively, for the yield accretion recognized on loans acquired.

The $16.4 million increase in interest expense is due to the growth in deposit accounts from organic growth as well as the Reliance merger, higher cost of deposits due to the rising-rate environment and additional other debt. Interest expense increased $4.0 million due to deposit growth primarily from the Reliance acquisition, $12.3 million due to the increase in yield of 53 basis points on deposit accounts and $1.1 million due to increases in FHLB borrowings.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2019, net interest income on a fully taxable equivalent basis was $290.7 million, an increase of $16.4 million, or 6.0%, over the same period in 2018. The increase in net interest income was the result of a $52.7 million increase in interest income partially offset by a $36.3 million increase in interest expense.

The increase in interest income primarily resulted from a $44.0 million increase in interest income on loans and an increase of $7.8 million in interest income on investment securities. Increases in loan volume increased interest income by $34.9 million during the first six months of 2019 due to both organic loan growth and our Reliance acquisition. Interest income also increased $9.1 million due to an increase in yield of 16 basis points on loans during 2019.

For the six months ended June 30, 2019 and 2018, interest income included $16.8 million and $21.4 million, respectively, for the yield accretion recognized on loans acquired.

The $36.3 million increase in interest expense is due to growth in deposit accounts, higher cost of deposits due to the rising-rate environment and the additional subordinated and other debt. Interest expense increased $6.6 million due to deposit growth, $24.8 million due to the increase in yield of 55 basis points on deposit accounts and $4.6 million due to increases in subordinated debt and increased FHLB borrowings.

Net Interest Margin

Our net interest margin decreased 7 basis points to 3.92% for the three month period ended June 30, 2019, when compared to 3.99% for the same period in 2018. Normalized for all accretion, our core net interest margin for the three months ended June 30, 2019 and 2018 was 3.66% and 3.70%, respectively. For the six month period ended June 30, 2019, net interest margin decreased 19 basis points to 3.89% when compared to 4.08% for the same period in 2018.

Since the first quarter of 2018, loan yield has increased 20 basis points and core loan yield has increased 31 basis points while cost of interest bearing deposits has risen 63 basis points and the cost of borrowed funds has increased 80 basis points. The decrease in both the net interest margin and the core net interest margin for the three and six month periods ended June 30, 2019 is a direct result of the rising rate environment.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2019 and 2018, respectively, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2019 versus June 30, 2018.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Interest income	$196,169	$166,268	$375,285	$323,407
FTE adjustment	1,706	1,308	3,307	2,438
Interest income – FTE	197,875	167,576	378,592	325,845
Interest expense	45,813	29,431	87,903	51,604
Net interest income – FTE	$152,062	$138,145	$290,689	$274,241

Yield on earning assets – FTE	5.11%	4.84%	5.07%	4.84%
Cost of interest bearing liabilities	1.53%	1.11%	1.53%	1.00%
Net interest spread – FTE	3.58%	3.73%	3.54%	3.84%
Net interest margin – FTE	3.92%	3.99%	3.89%	4.08%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2019 vs. 2018	2019 vs. 2018
Increase due to change in earning assets	$23,694	$38,921
Increase due to change in earning asset yields	6,605	13,826
Decrease due to change in interest bearing liabilities	(2,641)	(7,377)
Decrease due to change in interest rates paid on interest bearing liabilities	(13,741)	(28,922)
Increase in net interest income	$13,917	$16,448

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six months ended June 30, 2019 and 2018. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$276,370	$1,121	1.63	$422,987	$1,414	1.34
Investment securities - taxable	1,793,799	11,994	2.68	1,750,172	10,764	2.47
Investment securities - non-taxable	624,898	6,209	3.99	514,838	4,771	3.72
Mortgage loans held for sale	32,030	332	4.16	28,688	305	4.26
Loans	12,813,274	178,219	5.58	11,159,872	150,322	5.40
Total interest earning assets	15,540,371	197,875	5.11	13,876,557	167,576	4.84
Non-earning assets	1,842,501			1,704,140
Total assets	$17,382,872			$15,580,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$7,139,356	$20,190	1.13	$6,570,471	$12,286	0.75
Time deposits	3,072,246	14,606	1.91	2,233,673	6,175	1.11
Total interest bearing deposits	10,211,602	34,796	1.37	8,804,144	18,461	0.84
Federal funds purchased and securities sold under agreements to repurchase	133,242	257	0.77	107,205	88	0.33
Other borrowings	1,277,450	6,219	1.95	1,273,135	5,141	1.62
Subordinated debt and debentures	354,088	4,541	5.14	466,612	5,741	4.93
Total interest bearing liabilities	11,976,382	45,813	1.53	10,651,096	29,431	1.11

Non-interest bearing liabilities:
Non-interest bearing deposits	2,834,452			2,705,677
Other liabilities	207,500			86,827
Total liabilities	15,018,334			13,443,600
Stockholders’ equity	2,364,538			2,137,097
Total liabilities and stockholders’ equity	$17,382,872			$15,580,697
Net interest spread			3.58			3.73
Net interest margin		$152,062	3.92		$138,145	3.99

	Six Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$335,089	$3,275	1.97	$380,746	$2,423	1.28
Investment securities - taxable	1,837,004	24,983	2.74	1,684,072	20,363	2.44
Investment securities - non-taxable	608,012	12,043	3.99	487,906	8,854	3.66
Mortgage loans held for sale	24,922	542	4.39	21,732	463	4.30
Loans	12,264,724	337,749	5.55	10,989,600	293,742	5.39
Total interest earning assets	15,069,751	378,592	5.07	13,564,056	325,845	4.84
Non-earning assets	1,775,777			1,770,397
Total assets	$16,845,528			$15,334,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$6,945,274	$38,620	1.12	$6,574,883	$23,041	0.71
Time deposits	2,927,722	26,926	1.85	2,118,671	11,017	1.05
Total interest bearing deposits	9,872,996	65,546	1.34	8,693,554	34,058	0.79
Federal funds purchased and securities sold under agreements to repurchase	121,338	393	0.65	113,824	198	0.35
Other borrowings	1,251,000	13,012	2.10	1,277,832	10,280	1.62
Subordinated debt and debentures	354,043	8,952	5.10	314,713	7,068	4.53
Total interest bearing liabilities	11,599,377	87,903	1.53	10,399,923	51,604	1.00

Non-interest bearing liabilities:
Non-interest bearing deposits	2,771,435			2,668,932
Other liabilities	167,678			145,523
Total liabilities	14,538,490			13,214,378
Stockholders’ equity	2,307,038			2,120,075
Total liabilities and stockholders’ equity	$16,845,528			$15,334,453
Net interest spread			3.54			3.84
Net interest margin		$290,689	3.89		$274,241	4.08

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six month periods ended June 30, 2019, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(555)	$262	$(293)	$(320)	$1,172	$852
Investment securities - taxable	273	957	1,230	1,946	2,674	4,620
Investment securities - non-taxable	1,075	363	1,438	2,325	864	3,189
Mortgage loans held for sale	35	(8)	27	69	10	79
Loans	22,866	5,031	27,897	34,901	9,106	44,007
Total	23,694	6,605	30,299	38,921	13,826	52,747

Interest expense:
Interest bearing transaction and savings accounts	1,143	6,761	7,904	1,365	14,214	15,579
Time deposits	2,890	5,541	8,431	5,280	10,629	15,909
Federal funds purchased and securities sold under agreements to repurchase	25	144	169	14	181	195
Other borrowings	17	1,061	1,078	(220)	2,952	2,732
Subordinated notes and debentures	(1,434)	234	(1,200)	938	946	1,884
Total	2,641	13,741	16,382	7,377	28,922	36,299
Increase (decrease) in net interest income	$21,053	$(7,136)	$13,917	$31,544	$(15,096)	$16,448

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

The provision for loan losses for the three month period ended June 30, 2019 was $7.1 million compared to $9.0 million for the same period in 2018, a decrease of $1,954,000. The provision for loan losses for the six month period ended June 30, 2019, was $16.4 million, compared to $18.2 million for the six month period ended June 30, 2018, a decrease of $1,819,000. We did not experience the elevated provision expense during the second quarter of 2019 that was necessary in prior quarters. See Allowance for Loan Losses section for additional information.

Additionally, the provision on loans acquired for the three and six months ended June 30, 2019 was zero and $2,464,000, respectively. The year-to-date provision was primarily the result of identifying certain loans during first quarter 2019, specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding. We carefully reviewed these loans for potential losses and believe we have adequately identified any risk associated with the loans. In addition, a portion of the loans identified during the first quarter were subsequently paid off in the second quarter of 2019. The recovery on this loan was added to the allowance for acquired loans.

The provision on loans acquired for the three and six month periods ended June 30, 2018 was $1,769,000 and $1,837,000, respectively, and was the result of a decrease in expected cash flows from the evaluation of credit marks on certain purchased credit impaired loans.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $39.0 million for the three month period ended June 30, 2019, an increase of approximately $1.0 million, or 2.5% compared to $38.0 million for the same period in 2018. During the second quarter 2019, we had increases in trust, mortgage lending and SBA lending income as well as increases in gains on the sale of securities when compared to the same quarter in 2018. The increases in mortgage and SBA lending income were primarily due to favorable interest rates during the second quarter of 2019 as well as increased business related to our recent acquisition. The additional gains on the sale of securities is further discussed below. Conversely, we had decreases in total service charges and fees and debit card fees during second quarter 2019. Total service charges and fees decreased $211,000, or 1.7%, mostly due to less NSF revenue and ATM interchange income. The interchange rate cap as established by the Durbin amendment became effective for us July 1, 2018, resulting in a $3.1 million, or 40.3%, reduction in debit card fees when compared to the second quarter of 2018.

Total non-interest income was $72.8 million for the six month period ended June 30, 2019, a decrease of approximately $2.8 million, or 3.7%, compared to $75.6 million for the same period in 2018. The decrease was primarily due to reductions in total service charges and fees, previously discussed, and debit card fees. Debit card fees decreased $5.9 million, or 41.1%, for the first half of 2019 as a result of the Durbin amendment that became effective during the third quarter 2018. These decreases were partially offset by additional gains on the sale of securities which were the result of selling approximately $453 million of securities during 2019, which resulted in a gain of $5.6 million, as part of a bond portfolio analysis of expected cash flow changes.

Table 5 shows non-interest income for the three and six month periods ended June 30, 2019 and 2018, respectively, as well as changes in 2019 from 2018.

Table 5:  Non-Interest Income

	Three Months Ended June 30,		2019 Change from		Six Months Ended June 30,		2019 Change from
(In thousands)	2019	2018	2018		2019	2018	2018
Trust income	$5,794	$5,622	$172	3.1%	$11,502	$10,871	$631	5.8%
Service charges on deposit accounts	10,557	10,063	494	4.9	20,625	20,408	217	1.1
Other service charges and fees	1,312	2,017	(705)	(35.0)	2,601	4,767	(2,166)	(45.4)
Mortgage lending income	3,656	2,780	876	31.5	6,479	6,252	227	3.6
SBA lending income	895	350	545	155.7	1,392	1,323	69	5.2
Investment banking income	360	814	(454)	(55.8)	978	1,648	(670)	(40.7)
Debit and credit card fees	7,212	10,105	(2,893)	(28.6)	13,310	18,901	(5,591)	(29.6)
Bank owned life insurance income	1,260	1,102	158	14.3	2,055	2,205	(150)	(6.8)
Gain (loss) on sale of securities, net	2,823	(7)	2,830	*	5,563	(1)	5,564	*
Gain (loss) on sale of premises held for sale, net	—	(4)	4	100.0	—	—	—	—
Other income	5,137	5,206	(69)	(1.3)	8,262	9,209	(947)	(10.3)
Total non-interest income	$39,006	$38,048	$958	2.5%	$72,767	$75,583	$(2,816)	(3.7)%
_____________________________
*    Not meaningful

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended June 30, 2019 was $24.9 million, a decrease of $2.9 million from the same period in 2018. Recurring fee income for the six month period ended June 30, 2019, was $48.0 million, a decrease of $6.9 million from the six month period ended June 30, 2018. The decreases in the periods presented are primarily the result of changes in total service charges and debit card fees, previously discussed.

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

Non-interest expense for the three months ended June 30, 2019 was $110.7 million, an increase of $12.2 million, or 12.4%, from the same period in 2018. The second quarter 2019 included $13.3 million of non-core items: $7.5 million of merger-related costs due to the Reliance acquisition, $2.9 million of early retirement program expenses, and $2.9 million of branch-right sizing costs, primarily related to the relocation of the Little Rock corporate offices. Normalizing for these non-core costs, non-interest expense for the three months ended June 30, 2019 increased $378,000, or 0.4%, from the same period in 2018.

Non-interest expense for the six months ended June 30, 2019 was $212.2 million, an increase of $15.6 million, or 7.9%, from the same period in 2018. Normalizing for the non-core costs, non-interest expense for the six months ended June 30, 2019 increased $3.6 million, or 1.9%, from the same period in 2018. As previously mentioned, our NGB technology initiative is well underway and the incremental software and technology expenditures of $4.1 million during the first half of 2019 were primarily related to this initiative. Marketing costs also increased year over year due to incorporating a comprehensive community banking marketing philosophy over our expanded footprint. The early retirement option offered to qualifying associates in the first quarter of this year contributed to the decline in salaries and employee benefit expense during the first six months of 2019.

Table 6 below shows non-interest expense for the three and six month periods ended June 30, 2019 and 2018, respectively, as well as changes in 2019 from 2018.

Table 6:  Non-Interest Expense

	Three Months Ended June 30,		2019 Change from		Six Months Ended June 30,		2019 Change from
(In thousands)	2019	2018	2018		2019	2018	2018
Salaries and employee benefits	$53,196	$55,678	$(2,482)	(4.5)%	$109,208	$112,035	$(2,827)	(2.5)%
Early retirement program	2,932	—	2,932	*	3,287	—	3,287	*
Occupancy expense, net	6,919	7,921	(1,002)	(12.7)	14,394	14,881	(487)	(3.3)
Furniture and equipment expense	4,206	4,020	186	4.6	7,564	8,423	(859)	(10.2)
Other real estate and foreclosure expense	591	1,382	(791)	(57.2)	1,228	2,402	(1,174)	(48.9)
Deposit insurance	2,510	1,856	654	35.2	4,550	3,984	566	14.2
Merger related costs	7,522	1,465	6,057	*	8,992	3,176	5,816	183.1
Other operating expenses:
Professional services	3,492	4,443	(951)	(21.4)	7,815	8,683	(868)	(10.0)
Postage	1,445	1,441	4	0.3	3,171	2,925	246	8.4
Telephone	1,480	2,064	(584)	(28.3)	3,099	2,969	130	4.4
Credit card expenses	3,762	3,188	574	18.0	7,622	6,416	1,206	18.8
Marketing	2,436	1,765	671	38.0	5,493	3,407	2,086	61.2
Software and technology	5,580	3,335	2,245	67.3	10,076	5,983	4,093	68.4
Operating supplies	560	583	(23)	(4.0)	1,178	1,332	(154)	(11.6)
Amortization of intangibles	2,947	2,785	162	5.8	5,588	5,623	(35)	(0.6)
Branch right sizing expense	2,887	21	2,866	*	2,932	85	2,847	*
Other expense	8,278	6,560	1,718	26.2	15,955	14,256	1,699	11.9
Total non-interest expense	$110,743	$98,507	$12,236	12.4%	$212,152	$196,580	$15,572	7.9%
_____________________________
*    Not meaningful

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $8.975 billion and $6.213 billion during the first six months of 2019 and 2018, respectively. As of June 30, 2019, total loans, excluding loans acquired, were $9.26 billion, an increase of $832.1 million from December 31, 2018. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2018 to June 30, 2019 included $1.1 billion in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of June 30, 2019.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	June 30, 2019	December 31, 2018
Consumer:
Credit cards	$187,919	$204,173
Other consumer	207,445	201,297
Total consumer	395,364	405,470
Real estate:
Construction	1,540,352	1,300,723
Single family residential	1,444,525	1,440,443
Other commercial	3,531,273	3,225,287
Total real estate	6,516,150	5,966,453
Commercial:
Commercial	1,871,695	1,774,909
Agricultural	191,922	164,514
Total commercial	2,063,617	1,939,423
Other	287,366	119,042
Total loans, excluding loans acquired, before allowance for loan losses	$9,262,497	$8,430,388

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $395.4 million at June 30, 2019, or 4.3% of total loans, compared to $405.5 million, or 4.8% of total loans at December 31, 2018. The decrease in consumer loans from December 31, 2018, to June 30, 2019, was primarily due to the expected seasonal decline in our credit card portfolio partially offset by growth in direct consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $6.516 billion at June 30, 2019, or 70.3% of total loans, compared to $5.966 billion, or 70.8%, of total loans at December 31, 2018, an increase of $549.7 million, or 9.2%. Our construction and development (“C&D”) loans increased by $239.6 million, or 18.4%, single family residential loans increased by $4.1 million, or 0.3%, and commercial real estate (“CRE”) loans increased by

$306.0 million, or 9.5%. The increases are due to strong organic loan growth and the recent Reliance merger as well as loans migrating from the acquired loan portfolio.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.064 billion at June 30, 2019, or 22.3% of total loans, compared to $1.939 billion, or 23.0% of total loans at December 31, 2018, an increase of $124.2 million, or 6.4%. Non-agricultural commercial loans increased to $1.872 billion, a $96.8 million increase, or 5.5%, from December 31, 2018. Agricultural loans increased to $191.9 million, a $27.4 million increase, or 16.7%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

On April 12, 2019, we completed the acquisition of Reliance and issued 3,999,623 shares of its common stock plus $62.7 million in cash in exchange for all outstanding shares of Reliance common stock. We also issued $42.0 million of preferred stock in exchange for all outstanding shares of Reliance preferred stock. Included in the acquisition were loans with a fair value of $1.1 billion.

Table 8 reflects the carrying value of all loans acquired as of June 30, 2019 and December 31, 2018.

Table 8:  Loans Acquired

(In thousands)	June 30, 2019	December 31, 2018
Consumer:
Other consumer	$9,704	$15,658
Real estate:
Construction	426,482	429,605
Single family residential	554,534	566,188
Other commercial	2,461,136	1,848,679
Total real estate	3,442,152	2,844,472
Commercial:
Commercial	411,577	430,914
Agricultural	1,083	1,739
Total commercial	412,660	432,653
Total loans acquired (1)	$3,864,516	$3,292,783
_______________________________________
(1)    Loans acquired are reported net of a $1.1 million and $95,000 allowance at June 30, 2019 and December 31, 2018, respectively.

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

Some purchased loans were determined to have experienced credit deterioration in the first six months of 2019. During the six months ended June 30, 2019, we recorded approximately $2.5 million in a provision for these loans, charge-offs of $2.3 million, and recoveries of $900,000, resulting in an allowance for loan losses on loans acquired at June 30, 2019 of $1.1 million. The large provision recorded during the first quarter 2019 was due to our credit risk management practices identifying loans specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding. We carefully reviewed these loans for potential losses and believe we have adequately identified any risk associated with the loans. In addition, a portion of the loans identified during the first quarter were subsequently paid off in the second quarter of 2019. See Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for further discussion and analysis of loans acquired.

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

Total non-performing assets, excluding all loans acquired, increased $27.1 million from December 31, 2018 to June 30, 2019. Nonaccrual loans increased by $27.8 million during the period, primarily commercial loans, partially offset by a decrease in foreclosed assets held for sale of $804,000. The nonaccrual loan increase was primarily due one loan in the Southwest Market. The decrease in foreclosed assets held for sale was partially offset by foreclosed assets received from the Reliance merger. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.52% at June 30, 2019, compared to 0.40% at December 31, 2018.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $8.5 million at June 30, 2019, compared to $9.2 million at December 31, 2018. The majority of our TDR balance remains in the CRE portfolio with the largest balance comprised of three relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for loan losses as a percent of total legacy loans was 0.68% as of June 30, 2019. Non-performing loans equaled 0.67% of total loans. Non-performing assets were 0.49% of total assets, a 12 basis point increase from December 31, 2018. The allowance for loan losses was 101% of non-performing loans. Our annualized net charge-offs to total loans for the first six months of 2019 was 0.17%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.13%. Annualized net credit card charge-offs to total credit card loans were 1.77%, compared to 1.64% during the full year 2018, and 206 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans (1)	$61,956	$34,201
Loans past due 90 days or more (principal or interest payments)	267	224
Total non-performing loans	62,223	34,425
Other non-performing assets:
Foreclosed assets held for sale	24,761	25,565
Other non-performing assets	613	553
Total other non-performing assets	25,374	26,118
Total non-performing assets	$87,597	$60,543

Performing TDRs	$6,246	$6,369
Allowance for loan losses to non-performing loans	101%	164%
Non-performing loans to total loans	0.67%	0.41%
Non-performing assets (including performing TDRs) to total assets (2)	0.52%	0.40%
Non-performing assets to total assets (2)	0.49%	0.37%
_______________________________________

(1)	Includes nonaccrual TDRs of approximately $2.3 million at June 30, 2019 and $2.8 million at December 31, 2018.

(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2019 and 2018.

At June 30, 2019, impaired loans, net of government guarantees and loans acquired, were $59.1 million compared to $39.8 million at December 31, 2018. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for legacy loans is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2019	2018
Balance, beginning of year	$56,599	$41,668
Loans charged off:
Credit card	2,181	2,011
Other consumer	2,438	2,422
Real estate	645	616
Commercial	3,835	2,551
Total loans charged off	9,099	7,600
Recoveries of loans previously charged off:
Credit card	511	549
Other consumer	631	227
Real estate	295	414
Commercial	230	128
Total recoveries	1,667	1,318
Net loans charged off	7,432	6,282
Provision for loan losses (1)	13,900	16,346
Balance, June 30 (3)	$63,067	$51,732

Loans charged off:
Credit card		2,040
Other consumer		4,215
Real estate		5,289
Commercial		4,072
Total loans charged off		15,616
Recoveries of loans previously charged off:
Credit card		456
Other consumer		330
Real estate		577
Commercial		617
Total recoveries		1,980
Net loans charged off		13,636
Provision for loan losses (2)		18,503
Balance, end of year (3)		$56,599
_______________________________________

(1)
Provision for loan losses of $2,464,000 attributable to loans acquired, was excluded from this table for 2019 (total year-to-date provision for loan losses was $16,364,000) and $1,837,000 was excluded from this table for 2018 (total year-to-date 2018 provision for loan losses was $18,183,000). Charge offs of $2,347,000 on loans acquired were excluded from this table for 2019 and $211,000 for 2018. Additionally, recoveries of $900,000 on loans acquired were excluded from this table for 2019.

(2)	Provision for loan losses of $3,299,000 attributable to loans acquired, was excluded from this table for 2018 (total 2018 provision for loan losses was $38,148,000).

(3)
Allowance for loan losses at June 30, 2019 includes $1,112,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2018 and June 30, 2018 includes $95,000 and $2,044,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2019 was $64,179,000 and total allowance for loan losses at December 31, 2018 and June 30, 2018 was $56,694,000 and $53,776,000, respectively.

Provision for Loan Losses

The amount of provision added to the allowance during the three and six months ended June 30, 2019 and 2018, and for the year ended December 31, 2018, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of June 30, 2019, the allowance for loan losses reflects an increase of approximately $6.5 million from December 31, 2018, while total loans, excluding loans acquired, increased by $832.1 million over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$3,951	2.0%	$3,923	2.4%
Other consumer	2,348	2.2%	2,380	2.4%
Real estate	34,917	70.4%	29,743	70.8%
Commercial	21,739	22.3%	20,514	23.0%
Other	112	3.1%	39	1.4%
Total (2)	$63,067	100.0%	$56,599	100.0%

_______________________________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

(2)
Allowance for loan losses at June 30, 2019 and December 31, 2018 includes $1,112,000 and $95,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at June 30, 2019 and December 31, 2018 was $64,179,000 and $56,694,000, respectively.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 212 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of June 30, 2019, core deposits comprised 78.1% of our total deposits.

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

Our total deposits as of June 30, 2019, were $13.52 billion, an increase of $1.12 billion from December 31, 2018. The increase was primarily due to the Reliance Bank merger, however, we also achieved organic deposit growth for the first six months of 2019. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $10.2 billion at June 30, 2019, compared to $9.5 billion at December 31, 2018, a $709.4 million increase. Total time deposits increased $408.0 million to $3.3 billion at June 30, 2019, from $2.9 billion at December 31, 2018. We had $1.1 billion and $1.4 billion of brokered deposits at June 30, 2019, and December 31, 2018, respectively.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.68 billion and $1.70 billion at June 30, 2019 and December 31, 2018, respectively. The outstanding balance for June 30, 2019 includes $1.3 billion in FHLB short-term advances, $14.1 million in FHLB long-term advances, $330.0 million in subordinated notes and $24.1 million of trust preferred securities and other subordinated debt. FHLB short-term advances mostly consist of FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. The Company’s FOTO advances outstanding at the end of the second quarter have ten to fifteen year maturity dates with lockout periods that vary but do not exceed one year. These FOTO advances are considered and monitored by the Company as short-term advances due to the short lockout periods. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

In March 2018, we issued $330 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“the Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 125 basis points, payable quarterly in arrears. The notes will be subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed in an acquisition. In October 2018, we entered into a First Amendment to the Credit Agreement with U.S. Bank National Association, which primarily extended the expiration date to October 2019 and reduced the $75.0 million to $50.0 million. In December 2018, we entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants are evaluated on a consolidated basis. In October 2019, all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company are due and payable. The balance due under the Credit Agreement at June 30, 2019 was zero.

During 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the $75.0 million outstanding balance on the Credit Agreement, $43.3 million in notes payable, $94.9 million in trust preferred securities and $19.1 million in subordinated debt.

CAPITAL

Overview

At June 30, 2019, total capital was $2.47 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2019, our common equity to assets ratio was 13.77% compared to 13.58% at year-end 2018.

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

On April 12, 2019, as part of the acquisition of Reliance, the Company issued 40,000 shares of Simmons Series A Preferred Stock and 2,000.02 shares Simmons Series B Preferred Stock in exchange for the outstanding shares of Reliance’s Series A Preferred Stock and Series B Preferred Stock. On May 13, 2019, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

Stock Repurchase

On July 23, 2012, we announced the adoption by our Board of Directors of a stock repurchase program which authorized the repurchase of up to 1,700,000 (split adjusted) of Class A common stock, or approximately 2% of the shares outstanding. The shares are to be purchased from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. We may discontinue purchases at any time that management determines additional purchases are not warranted. We intend to use the repurchased shares to satisfy stock option exercises, payment of future stock awards and dividends and general corporate purposes. We had no stock repurchases during the first six months of 2019 or 2018.

Cash Dividends

We declared cash dividends on our common stock of $0.32 per share for the first six months of 2019 compared to $0.30 per share for the first six months of 2018, an increase of $0.02, or 7%. On July 24, 2019, the Board of Directors declared a regular $0.16 per share quarterly cash dividend payable October 4, 2019, to shareholders of record September 16, 2019. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2019, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2019 and December 31, 2018 are presented in Table 12 below:

Table 12:  Risk-Based Capital

(Dollars in thousands)	June 30, 2019	December 31, 2018
Tier 1 capital:
Stockholders’ equity	$2,469,513	$2,246,434
Goodwill and other intangible assets	(1,001,676)	(912,428)
Unrealized (gain) loss on available-for-sale securities, net of income taxes	(15,316)	27,374
Total Tier 1 capital	1,452,521	1,361,380
Tier 2 capital:
Trust preferred securities and subordinated debt	354,132	353,950
Qualifying allowance for loan losses	72,044	63,608
Total Tier 2 capital	426,176	417,558
Total risk-based capital	$1,878,697	$1,778,938

Risk weighted assets	$14,825,253	$13,326,832

Assets for leverage ratio	$16,382,520	$15,512,042

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	9.80%	10.22%
Tier 1 leverage ratio	8.87%	8.78%
Tier 1 risk-based capital ratio	9.80%	10.22%
Total risk-based capital ratio	12.67%	13.35%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $354.1 million is included as Tier 2 and total capital as of June 30, 2019.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “believe,” “budget,” “expect,” “foresee,” “anticipate,” “intend,” “indicate,” “target,” “estimate,” “plan,” “project,” “continue,” “contemplate,” “positions,” “prospects,” “predict,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” “might” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy (including the Company’s expectations regarding the merger with The Landrum Company), legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating or expansion and acquisition strategy (including difficulties integrating The Landrum Company into the Company’s business), the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for loans and other real estate owned; and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report.  Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

We have $1.0 billion and $937.0 million total goodwill and other intangible assets for the periods ended June 30, 2019 and December 31, 2018, respectively. Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income available to common stockholders	$55,598	$53,562	$103,293	$104,874
Non-core items:
Merger related costs	7,522	1,465	8,992	3,176
Early retirement program	2,932	—	3,287	—
Branch right sizing	2,887	22	2,932	79
Tax effect (1)	(3,486)	(389)	(3,975)	(851)
Net non-core items	9,855	1,098	11,236	2,404
Core earnings (non-GAAP)	$65,453	$54,660	$114,529	$107,278

Diluted earnings per share	$0.58	$0.58	$1.09	$1.13
Non-core items:
Merger related costs	0.08	0.02	0.10	0.04
Early retirement program	0.03	—	0.03	—
Branch right sizing	0.03	—	0.03	—
Tax effect (1)	(0.04)	(0.01)	(0.04)	(0.01)
Net non-core items	0.10	0.01	0.12	0.03
Diluted core earnings per share (non-GAAP)	$0.68	$0.59	$1.21	$1.16
_______________________________________

(1)	Effective tax rate of 26.135%.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	June 30, 2019	December 31, 2018
Total common stockholders’ equity	$2,469,513	$2,246,434
Intangible assets:
Goodwill	(926,450)	(845,687)
Other intangible assets	(104,096)	(91,334)
Total intangibles	(1,030,546)	(937,021)
Tangible common stockholders’ equity	$1,438,967	$1,309,413
Shares of common stock outstanding	96,590,656	92,347,643

Book value per common share	$25.57	$24.33

Tangible book value per common share (non-GAAP)	$14.90	$14.18

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	June 30, 2019	December 31, 2018
Total common stockholders’ equity	$2,469,513	$2,246,434
Intangible assets:
Goodwill	(926,450)	(845,687)
Other intangible assets	(104,096)	(91,334)
Total intangibles	(1,030,546)	(937,021)
Tangible common stockholders’ equity	$1,438,967	$1,309,413

Total assets	$17,937,435	$16,543,337
Intangible assets:
Goodwill	(926,450)	(845,687)
Other intangible assets	(104,096)	(91,334)
Total intangibles	(1,030,546)	(937,021)
Tangible assets	$16,906,889	$15,606,316

Ratio of common equity to assets	13.77%	13.58%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.51%	8.39%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net interest income	$150,356	$136,837	$287,382	$271,803
FTE adjustment	1,706	1,308	3,307	2,438
Fully tax equivalent net interest income	152,062	138,145	290,689	274,241
Total accretable yield	(10,162)	(10,113)	(16,822)	(21,404)
Core net interest income	$141,900	$128,032	$273,867	$252,837

Average earning assets – quarter-to-date	$15,540,371	$13,876,557	$15,069,751	$13,564,056

Net interest margin	3.92%	3.99%	3.89%	4.08%
Core net interest margin (non-GAAP)	3.66%	3.70%	3.66%	3.76%

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2019, undivided profits of Simmons Bank were approximately $537.4 million, of which approximately $89.4 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, the bank subsidiary has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $2.9 billion of these lines of credit are currently available, if needed, for liquidity.

A third source of liquidity is that we have the ability to access large wholesale deposits from both the public and private sector to fund short-term liquidity needs.

A fourth source of liquidity is the retail deposits available through our network of financial centers throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 98.0% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 2.14% and 4.16%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points and 200 basis points would result in a negative variance in net interest income of (2.12)% and (4.18)%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2019:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	4.16%
Up 100 basis points	2.14%
Down 100 basis points	(2.12)%
Down 200 basis points	(4.18)%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.10
Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for July 30, 2019 (File No. 000-06253)).

3.1
Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on February 12, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K/A on April 11, 2019 (File No. 000-06253)).

3.2
Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 16, 2019 (File No. 000-06253)).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 7, 2019	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	August 7, 2019	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer and Treasurer

Date:	August 7, 2019	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer