Form 10-Q
period 2019-09-30
SIMMONS FIRST NATIONAL CORP
filed 2019-11-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SFNC	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2019, was 96,654,900.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2019

___________________
*    No reportable information under this item.

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2019 and December 31, 2018

	September 30,	December 31,
(In thousands, except share data)	2019	2018
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$161,440	$171,792
Interest bearing balances due from banks and federal funds sold	368,530	661,666
Cash and cash equivalents	529,970	833,458
Interest bearing balances due from banks - time	5,041	4,934
Investment securities:
Held-to-maturity	42,237	289,194
Available-for-sale	2,356,134	2,151,752
Total investments	2,398,371	2,440,946
Mortgage loans held for sale	50,099	26,799
Loans:
Legacy loans	9,643,365	8,430,388
Allowance for loan losses	(65,993)	(56,599)
Loans acquired, net of discount and allowance	3,359,587	3,292,783
Net loans	12,936,959	11,666,572
Premises and equipment	378,678	295,060
Foreclosed assets and other real estate owned	19,576	25,565
Interest receivable	53,966	49,938
Bank owned life insurance	234,655	193,170
Goodwill	926,648	845,687
Other intangible assets	101,149	91,334
Other assets	123,399	69,874
Total assets	$17,758,511	$16,543,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$3,044,330	$2,672,405
Interest bearing transaction accounts and savings deposits	7,337,571	6,830,191
Time deposits	3,086,108	2,896,156
Total deposits	13,468,009	12,398,752
Federal funds purchased and securities sold under agreements to repurchase	116,536	95,792
Other borrowings	1,098,395	1,345,450
Subordinated debentures	354,223	353,950
Accrued interest and other liabilities	174,277	102,959
Total liabilities	15,211,440	14,296,903

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at September 30, 2019 and December 31, 2018; 96,613,855 and 92,347,643 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	966	923
Surplus	1,708,058	1,597,944
Undivided profits	814,338	674,941
Accumulated other comprehensive income (loss)	23,709	(27,374)
Total stockholders’ equity	2,547,071	2,246,434
Total liabilities and stockholders’ equity	$17,758,511	$16,543,337

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$179,971	$162,438	$517,533	$456,041
Interest bearing balances due from banks and federal funds sold	1,586	1,405	4,861	3,828
Investment securities	15,367	14,640	49,273	41,558
Mortgage loans held for sale	382	501	924	964
TOTAL INTEREST INCOME	197,306	178,984	572,591	502,391

INTEREST EXPENSE
Deposits	36,936	24,390	102,482	58,448
Federal funds purchased and securities sold under agreements to repurchase	249	104	642	302
Other borrowings	5,381	6,240	18,393	16,520
Subordinated notes and debentures	4,576	5,282	13,528	12,350
TOTAL INTEREST EXPENSE	47,142	36,016	135,045	87,620

NET INTEREST INCOME	150,164	142,968	437,546	414,771
Provision for loan losses	21,973	10,345	38,337	28,528

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	128,191	132,623	399,209	386,243

NON-INTEREST INCOME
Trust income	6,108	6,277	17,610	17,148
Service charges on deposit accounts	10,825	10,837	31,450	31,245
Other service charges and fees	1,308	1,201	3,909	5,968
Mortgage lending income	4,509	1,521	10,988	7,773
SBA lending income	956	304	2,348	1,627
Investment banking income	513	664	1,491	2,312
Debit and credit card fees	7,059	6,820	20,369	25,721
Bank owned life insurance income	1,302	1,105	3,357	3,310
Gain on sale of securities, net	7,374	54	12,937	53
Other income	43,821	4,942	52,083	14,151
TOTAL NON-INTEREST INCOME	83,775	33,725	156,542	109,308

NON-INTEREST EXPENSE
Salaries and employee benefits	52,065	55,515	164,560	167,550
Occupancy expense, net	8,342	7,713	22,736	22,594
Furniture and equipment expense	4,898	3,761	12,462	12,184
Other real estate and foreclosure expense	1,125	538	2,353	2,940
Deposit insurance	—	2,248	4,550	6,232
Merger related costs	2,556	804	11,548	3,980
Other operating expenses	37,879	29,674	100,808	81,353
TOTAL NON-INTEREST EXPENSE	106,865	100,253	319,017	296,833

INCOME BEFORE INCOME TAXES	105,101	66,095	236,734	198,718
Provision for income taxes	23,275	10,902	51,289	38,651

NET INCOME	81,826	55,193	185,445	160,067
Preferred stock dividends	—	—	326	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$81,826	$55,193	$185,119	$160,067
BASIC EARNINGS PER SHARE	$0.85	$0.60	$1.95	$1.74
DILUTED EARNINGS PER SHARE	$0.84	$0.59	$1.94	$1.72

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
NET INCOME	$81,826	$55,193	$185,445	$160,067

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	18,736	(10,583)	79,547	(41,612)
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	—	—	2,547	—
Less: Reclassification adjustment for realized gains (losses) included in net income	7,374	54	12,937	53
Other comprehensive gain (loss), before tax effect	11,362	(10,637)	69,157	(41,665)
Less: Tax effect of other comprehensive income (loss)	2,969	(2,780)	18,074	(10,889)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	8,393	(7,857)	51,083	(30,776)

COMPREHENSIVE INCOME	$90,219	$47,336	$236,528	$129,291

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018

(In thousands)	September 30, 2019	September 30, 2018
	(Unaudited)
OPERATING ACTIVITIES
Net income	$185,445	$160,067
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,462	20,810
Provision for loan losses	38,337	28,528
Gain on sale of investments	(12,937)	(53)
Net accretion of investment securities and assets	(35,272)	(41,423)
Net amortization (accretion) on borrowings	273	(471)
Stock-based compensation expense	9,316	8,448
(Gain) loss on sale of foreclosed assets held for sale	(16)	150
Gain on sale of mortgage loans held for sale	(14,196)	(9,675)
Loss (gain) on sale of loans	4,451	(10)
Gain on sale of Visa, Inc. class B common stock	(42,860)	—
Fair value write-down of closed branches	—	954
Deferred income taxes	10,933	7,316
Income from bank owned life insurance	(3,438)	(3,310)
Originations of mortgage loans held for sale	(499,178)	(424,751)
Proceeds from sale of mortgage loans held for sale	490,674	410,269
Changes in assets and liabilities:
Interest receivable	(679)	(7,798)
Lease right-of-use assets	(1,370)	—
Other assets	3,802	(24,695)
Accrued interest and other liabilities	10,881	23,821
Income taxes payable	18,722	3,956
Net cash provided by operating activities	188,350	152,133

INVESTING ACTIVITIES
Net originations of loans	(299,013)	(1,034,175)
Proceeds from sale of loans	104,587	24,977
Decrease (increase) in due from banks - time	395	(640)
Purchases of premises and equipment, net	(37,523)	(17,084)
Proceeds from sale of foreclosed assets held for sale	16,139	20,739
Proceeds from sale of available-for-sale securities	561,374	7,726
Proceeds from maturities of available-for-sale securities	405,090	197,464
Purchases of available-for-sale securities	(593,700)	(634,791)
Proceeds from maturities of held-to-maturity securities	29,179	46,515
Purchases of held-to-maturity securities	—	(1,172)
Purchases of bank owned life insurance	—	(4,000)
Proceeds from bank owned life insurance death benefits	1,310	616
Disposition of assets and liabilities held for sale	1,245	(58,295)
Purchase of Reliance Bancshares, Inc.	(37,017)	—
Net cash provided by (used in) investing activities	152,066	(1,452,120)

FINANCING ACTIVITIES
Net change in deposits	(156,010)	995,631
Proceeds from issuance of subordinated notes	—	326,355
Repayments of subordinated debentures	—	(94,915)
Dividends paid on preferred stock	(326)	—
Dividends paid on common stock	(45,722)	(41,766)
Net change in other borrowed funds	(404,455)	40,893
Net change in federal funds purchased and securities sold under agreements to repurchase	6,598	(13,231)
Net shares issued under stock compensation plans	(3,301)	1,756
Shares issued under employee stock purchase plan	1,312	1,026
Retirement of preferred stock	(42,000)	—
Net cash (used in) provided by financing activities	(643,904)	1,215,749

DECREASE IN CASH AND CASH EQUIVALENTS	(303,488)	(84,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	833,458	598,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$529,970	$513,804

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2019 and 2018

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended September 30, 2019
Balance, June 30, 2019 (Unaudited)	$—	$966	$1,705,262	$15,316	$747,969	$2,469,513

Comprehensive income	—	—	—	8,393	81,826	90,219
Stock-based compensation plans, net – 23,199 shares	—	—	2,796	—	—	2,796
Dividends on common stock – $0.16 per share	—	—	—	—	(15,457)	(15,457)

Balance, September 30, 2019 (Unaudited)	$—	$966	$1,708,058	$23,709	$814,338	$2,547,071

Three Months Ended September 30, 2018
Balance, June 30, 2018 (Unaudited)	$—	$923	$1,594,342	$(40,183)	$591,826	$2,146,908

Comprehensive income	—	—	—	(7,857)	55,193	47,336
Stock-based compensation plans, net – 14,245 shares	—	—	2,919	—	—	2,919
Dividends on common stock – $0.15 per share	—	—	—	—	(13,844)	(13,844)

Balance, September 30, 2018 (Unaudited)	$—	$923	$1,597,261	$(48,040)	$633,175	$2,183,319

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2019 and 2018

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Nine Months Ended September 30, 2019
Balance, December 31, 2018	$—	$923	$1,597,944	$(27,374)	$674,941	$2,246,434

Comprehensive income	—	—	—	51,083	185,445	236,528
Stock issued for employee stock purchase plan – 60,413 shares	—	1	1,311	—	—	1,312
Stock-based compensation plans, net – 206,176 shares	—	2	6,013	—	—	6,015
Stock issued for Reliance acquisition – 3,999,623 shares	42,000	40	102,790	—	—	144,830
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Dividends on preferred stock	—	—	—	—	(326)	(326)
Dividends on common stock – $0.48 per share	—	—	—	—	(45,722)	(45,722)

Balance, September 30, 2019 (Unaudited)	$—	$966	$1,708,058	$23,709	$814,338	$2,547,071

Nine Months Ended September 30, 2018
Balance, December 31, 2017	$—	$920	$1,586,034	$(17,264)	$514,874	$2,084,564

Comprehensive income	—	—	—	(30,776)	160,067	129,291
Stock issued for employee stock purchase plan – 39,782 shares	—	—	1,026	—	—	1,026
Stock-based compensation plans, net – 226,715 shares	—	3	10,201	—	—	10,204
Dividends on common stock – $0.45 per share	—	—	—	—	(41,766)	(41,766)

Balance, September 30, 2018 (Unaudited)	$—	$923	$1,597,261	$(48,040)	$633,175	$2,183,319

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (the “Company”) is a financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that began as a community bank in 1903. Simmons Bank is the parent company of Simmons First Insurance Services, Inc. (an insurance agency) and Simmons First Insurance Services of TN, LLC (an insurance agency). The Company through its subsidiaries, conducts banking operations from 212 financial centers conveniently located in communities throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company, through its subsidiaries, offers consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending).

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

Recently Adopted Accounting Standards

Cloud Computing Arrangements – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company early adopted ASU 2018-15 in the first quarter 2019 and elected to apply the guidance prospectively to all software implementation costs incurred after the date of adoption. As of September 30, 2019, $1.1 million of applicable software implementation costs have been capitalized and have not had a material impact on our financial position or results of operations.

Derivatives and Hedging: Targeted Improvements - In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), that changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in order to better align a company’s risk management activities and financial reporting for hedging relationships. In summary, this amendment 1) expands the types of transactions eligible for hedge accounting; 2) eliminates the separate measurement and presentation of hedge ineffectiveness; 3) simplifies the requirements around the assessment of hedge effectiveness; 4) provides companies more time to finalize hedge documentation; and 5) enhances presentation and disclosure requirements. The effective date was for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to existing hedging relationships on the date of adoption and the effects should be reflected as of the beginning of the fiscal year of adoption. As part of this new guidance, entities are allowed to designate as the hedged item, an amount that is not expected to be affected by prepayments, defaults or other events affecting the timing and amount of cash flows in a closed portfolio of prepayable financial instruments (this is referred to as the “last-of-layer” method). Under the last-of-layer method, entities are able to reclassify, only at the time of adoption, eligible callable debt securities from held-to-maturity to available-for-sale without tainting its intentions to hold future debt securities to maturity. The available-for-sale security must be reported at fair value and any unrealized gain or loss must be recorded as an adjustment to other comprehensive income upon adoption. The Company evaluated its held-to-maturity portfolio during the first quarter 2019 and identified certain municipal bonds with a fair value of $216.4 million that met the last-of-layer criteria under ASU 2017-12 and as a result, reclassified those to available-for-sale and recorded an unrealized gain of $2.5 million during the first quarter 2019.

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), that eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill to its carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. The Company early adopted ASU 2017-04 during the second quarter 2019 to coincide with the Company’s formal impairment analysis. See Note 7, Goodwill and Other Intangible Assets, for additional information.

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the consolidated balance sheet and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date was for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective transition method, meaning an entity initially applies the new lease standard at the beginning of the earliest period presented in the financial statements. Due to complexities associated with using this method, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to relieve entities of the requirement to present prior comparative years’ results when they adopt the new lease standard and giving entities the option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. Adoption of ASU 2016-02 resulted in the recognition of right-of-use assets of $32.8 million and right-of-use liabilities of $32.8 million on the consolidated balance sheet with no material impact to the results of operations. The Company has elected to adopt the guidance using the optional transition method, which allows for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. The Company also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby the Company did not recognize a lease liability or right-of-use asset on the consolidated balance sheet but instead will recognize lease payments as an expense over the lease term as appropriate. See Note 6, Right-of-Use Lease Assets and Lease Liabilities, for additional information related to the Company’s right-of-use lease obligations.

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

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in current US GAAP with a methodology (the current expected credit losses, or “CECL”, methodology) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses. This methodology replaces the multiple existing impairment methods in current guidance, which generally require that a loss be incurred before it is recognized. Within the life cycle of a loan or other financial asset, this new guidance will generally result in the earlier recognition of the provision for credit losses and the related allowance for credit losses than current practice. For available-for-sale debt securities that the Company intends to hold and where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has formed a cross functional team that continues to assess its data and system needs and evaluate the potential impact of adopting the new guidance. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provides an option to phase in over a three year period on a straight line basis the day-one impact on earnings and tier one capital. Due to this final rule from the regulatory agencies, the Company is continuing to research and study options for recording a one-time adjustment or structuring any capital impact over an allowable period of time. The impact will be reflected as an adjustment to beginning retained earnings, net of income taxes, at adoption.

Based on a preliminary analysis performed, the Company previously disclosed that the allowance for credit losses was estimated to increase by approximately 130% to 170% over the allowance based on June 30, 2019 loan balances. When purchase discounts are considered, the increase is expected to be 10% to 30% over the June 30, 2019 total credit coverage ratio. These estimates were based upon the Company’s analysis of current macroeconomic conditions, assumptions and forecasts at the point in time at which the initial guidance was given and did not include the impact of the Company’s acquisition of The Landrum Company. When factoring in the Company’s recent acquisition of The Landrum Company (see Note 2, Acquisitions, for additional information regarding the acquisition), the allowance for credit losses is estimated to increase by approximately 165% to 215% over the allowance and when purchase discounts are considered, the increase is expected to be 5% to 25% over the total credit coverage ratio.

These estimates are subject to change based on continuing review and challenge of the models, methodologies and judgments. The impact at adoption will also be influenced by the loan portfolio composition and quality at the adoption date, as well as, macroeconomic conditions and forecast at that time. The adoption of ASU 2016-13 in 2020 could also impact the Company’s ongoing earnings, perhaps materially.

Implementation efforts for the adoption of CECL have been underway, including model development and validation, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting of accounting policies. Model validations and user acceptance testing commenced in the first quarter of 2019, with loss forecast modeling taking place in the third quarter of 2019. The Company intends to utilize a single macroeconomic scenario in estimating expected credit losses. Reasonable and supportable forecast periods and methods to revert to historical averages to arrive at lifetime expected credit losses vary by product. The Company has completed decisions around model methodologies, and relevant elections are being finalized.

There have been no other significant changes to the Company’s accounting policies from the 2018 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

NOTE 2: ACQUISITIONS

Reliance Bancshares, Inc.

On April 12, 2019, the Company completed its merger with Reliance Bancshares, Inc. (“Reliance”), headquartered in the St. Louis, Missouri, metropolitan area, pursuant to the terms of the Agreement and Plan of Merger (“Reliance Agreement”), dated November 13, 2018, as amended February 11, 2019. In the merger, each outstanding share of Reliance common stock, as well as each Reliance common stock equivalent was canceled and converted into the right to receive shares of the Company’s common stock and/or cash in accordance with the terms of the Reliance Agreement. In addition, each share of Reliance’s Series A Preferred Stock and Series B Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series A Preferred Stock or Series B Preferred Stock, respectively, and each share of Reliance’s Series C Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series C Preferred Stock (unless the holder of such Series C Preferred Stock elected to receive alternate consideration in accordance with the Reliance Agreement). The Company issued 3,999,623 shares of its common stock and paid $62.7 million in cash to effect the merger. The Company also issued $42.0 million of preferred stock in exchange for all outstanding shares of Reliance preferred stock. On May 13, 2019, the Company redeemed all of the preferred stock issued in connection with the merger, and paid all accrued and unpaid dividends up to the date of redemption. On October 29, 2019, the Company amended its Amended and Restated Articles of Incorporation to cancel the Series C Preferred Stock, having 140 authorized shares, of which no shares have ever been issued or outstanding.

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

Goodwill of $81.0 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s St. Louis metropolitan area footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Reliance transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Reliance	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$25,693	$—	$25,693
Due from banks - time	502	—	502
Investment securities	287,983	(1,763)	286,220
Loans acquired	1,138,527	(41,657)	1,096,870
Allowance for loan losses	(10,808)	10,808	—
Foreclosed assets	11,092	(5,180)	5,912
Premises and equipment	32,452	(3,001)	29,451
Bank owned life insurance	39,348	—	39,348
Core deposit intangible	—	18,350	18,350
Other assets	25,165	5,001	30,166
Total assets acquired	$1,549,954	$(17,442)	$1,532,512

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$108,845	$(33)	$108,812
Interest bearing transaction accounts and savings deposits	639,798	—	639,798
Time deposits	478,415	(1,758)	476,657
Total deposits	1,227,058	(1,791)	1,225,267
Securities sold under agreement to repurchase	14,146	—	14,146
Other borrowings	162,900	(5,500)	157,400
Accrued interest and other liabilities	8,185	936	9,121
Total liabilities assumed	1,412,289	(6,355)	1,405,934
Equity	137,665	(95,665)	42,000
Total equity assumed	137,665	(95,665)	42,000
Total liabilities and equity assumed	$1,549,954	$(102,020)	$1,447,934
Net assets acquired			84,578
Purchase price			165,539
Goodwill			$80,961

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

FHLB and other borrowings – The fair value of Federal Home Loan Bank (“FHLB”) and other borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest and other liabilities – The adjustment establishes a liability for unfunded commitments equal to the estimated fair value of that liability at the date of acquisition.

The Landrum Company (Subsequent Event - Acquisition)

On July 30, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with The Landrum Company (“Landrum”), headquartered in Columbia, Missouri. The merger was completed on October 31, 2019, at which time The Landrum Company was merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the terms of the Agreement, the shares of Landrum Class A Common Voting Stock, par value $0.01 per share, and Landrum Class B Common Nonvoting Stock, par value $0.01 per share, were converted into the right to receive, in the aggregate, approximately 17,350,000 shares of the Company’s common stock and each share of Landrum’s series E preferred stock was converted into the right to receive one share of the Company’s comparable series D preferred stock.

Prior to the acquisition, Landrum conducted banking business from 39 branches located in Missouri, Oklahoma and Texas. As of September 30, 2019, Landrum had approximately $3.3 billion in assets, $2.0 billion in loans and $2.9 billion in deposits.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the merger. Due to the recent October 31, 2019 closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of this merger. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction over the next few months, within one year of the merger.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	September 30, 2019				December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity
U.S. Government agencies	$—	$—	$—	$—	$16,990	$—	$(49)	$16,941
Mortgage-backed securities	11,549	93	(42)	11,600	13,346	5	(412)	12,939
State and political subdivisions	28,692	931	—	29,623	256,863	3,029	(954)	258,938
Other securities	1,996	83	—	2,079	1,995	17	—	2,012
Total HTM	$42,237	$1,107	$(42)	$43,302	$289,194	$3,051	$(1,415)	$290,830

Available-for-Sale
U.S. Government agencies	$177,712	$1,629	$(1,202)	$178,139	$157,523	$518	$(3,740)	$154,301
Mortgage-backed securities	1,332,130	9,405	(3,741)	1,337,794	1,552,487	3,097	(32,684)	1,522,900
State and political subdivisions	658,984	22,290	(72)	681,202	320,142	171	(5,470)	314,843
Other securities	158,280	719	—	158,999	157,471	2,251	(14)	159,708
Total AFS	$2,327,106	$34,043	$(5,015)	$2,356,134	$2,187,623	$6,037	$(41,908)	$2,151,752

Securities with limited marketability, such as stock in the Federal Reserve Bank and the FHLB, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at September 30, 2019 and December 31, 2018, was $710.6 million and $1.7 billion, which is approximately 29.6% and 70.3%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-Maturity
Mortgage-backed securities	$3,408	$(15)	$2,575	$(27)	$5,983	$(42)
State and political subdivisions	635	—	15	—	650	—
Total HTM	$4,043	$(15)	$2,590	$(27)	$6,633	$(42)

Available-for-Sale
U.S. Government agencies	$16,662	$(36)	$90,974	$(1,166)	$107,636	$(1,202)
Mortgage-backed securities	133,538	(528)	435,207	(3,213)	568,745	(3,741)
State and political subdivisions	24,278	(41)	3,297	(31)	27,575	(72)
Total AFS	$174,478	$(605)	$529,478	$(4,410)	$703,956	$(5,015)

The declines reflected in the preceding table primarily resulted from the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. Management does not have the intent to sell these securities, and management believes it is more likely than not the Company will not have to sell these securities before recovery of their amortized cost basis less any current period credit losses.

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2019, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2019, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the three and nine months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Taxable:
Held-to-maturity	$248	$528	$975	$1,641
Available-for-sale	10,166	10,364	34,422	29,614

Non-taxable:
Held-to-maturity	83	1,828	1,334	5,661
Available-for-sale	4,870	1,920	12,542	4,642
Total	$15,367	$14,640	$49,273	$41,558

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$5,039	$5,057	$7,599	$7,605
After one through five years	17,346	17,703	70,442	70,750
After five through ten years	5,561	5,858	139,421	142,101
After ten years	2,742	3,084	632,504	652,404
Securities not due on a single maturity date	11,549	11,600	1,332,130	1,337,794
Other securities (no maturity)	—	—	145,010	145,480
Total	$42,237	$43,302	$2,327,106	$2,356,134

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.12 billion at September 30, 2019 and $1.02 billion at December 31, 2018.

There were approximately $7.6 million of gross realized gains and $3,000 of gross realized losses from the sale of securities during the three months ended September 30, 2019, and approximately $12.9 million of gross realized gains and $3,000 of gross realized losses from the sale of securities during the nine months ended September 30, 2019. During the third quarter 2019, the Company sold approximately $89 million of bonds as part of a plan to rebalance its investment portfolio resulting in a net gain on the sale of securities of $7.3 million. The gross realized gains recognized for the nine months ended September 30, 2019 is primarily due to the bond sale conducted during the third quarter 2019 as previously discussed and the adjustments made to the bond portfolio during the first quarter based upon projected cash flow changes. There were approximately $41,000 of gross realized gains and no gross realized losses from the sale of securities during the three months ended September 30, 2018, and approximately $54,000 of gross realized gains and $1,000 of gross realized losses from the sale of securities during the nine months ended September 30, 2018.

The state and political subdivision debt obligations are predominately non-rated bonds representing small issuances, primarily in Arkansas, Missouri, Oklahoma, Tennessee and Texas issues, which are evaluated on an ongoing basis.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2019, the Company’s loan portfolio was $13.00 billion, compared to $11.72 billion at December 31, 2018. The various categories of loans are summarized as follows:

(In thousands)	September 30, 2019	December 31, 2018
Consumer:
Credit cards	$195,083	$204,173
Other consumer	208,643	201,297
Total consumer	403,726	405,470
Real Estate:
Construction	1,712,858	1,300,723
Single family residential	1,448,455	1,440,443
Other commercial	3,630,708	3,225,287
Total real estate	6,792,021	5,966,453
Commercial:
Commercial	1,894,819	1,774,909
Agricultural	213,753	164,514
Total commercial	2,108,572	1,939,423
Other	339,046	119,042
Loans	9,643,365	8,430,388
Loans acquired, net of discount and allowance (1)	3,359,587	3,292,783
Total loans	$13,002,952	$11,723,171
_____________________________
(1)    See Note 5, Loans Acquired, for segregation of loans acquired by loan class.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for loans losses by regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose and industry. The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. Furthermore, a factor that influenced the Company’s judgment regarding the allowance for loan losses consists of a nine-year historical loss average segregated by each primary loan sector. On an annual basis, historical loss rates are calculated for each sector.

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

Nonaccrual loans, excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	September 30, 2019	December 31, 2018
Consumer:
Credit cards	$521	$296
Other consumer	1,634	2,159
Total consumer	2,155	2,455
Real estate:
Construction	1,805	1,269
Single family residential	16,191	11,939
Other commercial	16,985	7,205
Total real estate	34,981	20,413
Commercial:
Commercial	35,018	10,049
Agricultural	567	1,284
Total commercial	35,585	11,333
Total	$72,721	$34,201

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
September 30, 2019
Consumer:
Credit cards	$958	$650	$1,608	$193,475	$195,083	$130
Other consumer	3,383	694	4,077	204,566	208,643	14
Total consumer	4,341	1,344	5,685	398,041	403,726	144
Real estate:
Construction	3,690	613	4,303	1,708,555	1,712,858	—
Single family residential	10,022	6,395	16,417	1,432,038	1,448,455	—
Other commercial	8,009	3,385	11,394	3,619,314	3,630,708	—
Total real estate	21,721	10,393	32,114	6,759,907	6,792,021	—
Commercial:
Commercial	4,999	10,990	15,989	1,878,830	1,894,819	11
Agricultural	285	349	634	213,119	213,753	—
Total commercial	5,284	11,339	16,623	2,091,949	2,108,572	11
Other	—	—	—	339,046	339,046	—
Total	$31,346	$23,076	$54,422	$9,588,943	$9,643,365	$155

December 31, 2018
Consumer:
Credit cards	$1,033	$506	$1,539	$202,634	$204,173	$209
Other consumer	4,264	896	5,160	196,137	201,297	4
Total consumer	5,297	1,402	6,699	398,771	405,470	213
Real estate:
Construction	533	308	841	1,299,882	1,300,723	—
Single family residential	7,769	4,127	11,896	1,428,547	1,440,443	—
Other commercial	3,379	2,773	6,152	3,219,135	3,225,287	—
Total real estate	11,681	7,208	18,889	5,947,564	5,966,453	—
Commercial:
Commercial	4,472	5,105	9,577	1,765,332	1,774,909	11
Agricultural	467	1,055	1,522	162,992	164,514	—
Total commercial	4,939	6,160	11,099	1,928,324	1,939,423	11
Other	—	—	—	119,042	119,042	—
Total	$21,917	$14,770	$36,687	$8,393,701	$8,430,388	$224

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2019						Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Consumer:
Credit cards	$521	$521	$—	$521	$—	$423	$40	$370	$110
Other consumer	1,783	1,634	—	1,634	—	1,603	9	1,730	33
Total consumer	2,304	2,155	—	2,155	—	2,026	49	2,100	143
Real estate:
Construction	1,898	1,708	97	1,805	—	1,972	10	1,946	38
Single family residential	17,526	13,985	2,206	16,191	31	15,920	85	14,812	287
Other commercial	15,642	4,200	11,007	15,207	628	11,739	77	10,365	201
Total real estate	35,066	19,893	13,310	33,203	659	29,631	172	27,123	526
Commercial:
Commercial	50,712	10,153	23,930	34,083	4,620	32,020	176	26,379	511
Agricultural	583	450	116	566	—	873	3	1,010	20
Total commercial	51,295	10,603	24,046	34,649	4,620	32,893	179	27,389	531
Total	$88,665	$32,651	$37,356	$70,007	$5,279	$64,550	$400	$56,612	$1,200

December 31, 2018						Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Consumer:
Credit cards	$296	$296	$—	$296	$—	$283	$35	$259	$60
Other consumer	2,311	2,159	—	2,159	—	3,561	28	4,109	96
Total consumer	2,607	2,455	—	2,455	—	3,844	63	4,368	156
Real estate:
Construction	1,344	784	485	1,269	211	1,411	11	1,747	41
Single family residential	12,906	11,468	616	12,084	36	13,577	98	13,550	315
Other commercial	8,434	5,442	5,458	10,900	—	12,282	108	14,284	332
Total real estate	22,684	17,694	6,559	24,253	247	27,270	217	29,581	688
Commercial:
Commercial	10,361	7,254	4,628	11,882	437	11,840	108	9,533	222
Agricultural	2,419	1,180	—	1,180	—	1,355	12	1,470	34
Total commercial	12,780	8,434	4,628	13,062	437	13,195	120	11,003	256
Total	$38,071	$28,583	$11,187	$39,770	$684	$44,309	$400	$44,952	$1,100

At September 30, 2019 and December 31, 2018, impaired loans, net of government guarantees and excluding loans acquired, totaled $70.0 million and $39.8 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $5.3 million and $684,000 at September 30, 2019 and December 31, 2018, respectively. Approximately $400,000 and $1,200,000 of interest income was recognized on average impaired loans of $64.6 million and $56.6 million for the three and nine months ended September 30, 2019. Interest income recognized on impaired loans on a cash basis during the three and nine months ended September 30, 2019 and 2018 was not material.

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

The following table presents a summary of TDRs, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
September 30, 2019
Real estate:
Construction	—	$—	1	$97	1	$97
Single-family residential	6	549	10	627	16	1,176
Other commercial	2	3,166	2	950	4	4,116
Total real estate	8	3,715	13	1,674	21	5,389
Commercial:
Commercial	4	2,804	3	84	7	2,888
Total commercial	4	2,804	3	84	7	2,888
Total	12	$6,519	16	$1,758	28	$8,277

December 31, 2018
Real estate:
Construction	—	$—	3	$485	3	$485
Single-family residential	6	230	10	616	16	846
Other commercial	2	3,306	2	1,027	4	4,333
Total real estate	8	3,536	15	2,128	23	5,664
Commercial:
Commercial	4	2,833	6	718	10	3,551
Total commercial	4	2,833	6	718	10	3,551
Total	12	$6,369	21	$2,846	33	$9,215

The following table presents loans that were restructured as TDRs during the three and nine months ended September 30, 2019 and 2018, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at September 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three and Nine Months Ended September 30, 2019
Real estate:
Single-family residential	1	$330	$330	$330	$—	$—
Total real estate	1	330	330	330	—	—
Total	1	$330	$330	$330	$—	$—

Three Months Ended September 30, 2018
Real estate:
Construction	1	$99	$98	$98	$—	$—
Other commercial	2	392	390	390	—	212
Total real estate	3	491	488	488	—	212
Commercial:
Commercial	3	2,363	2,358	2,358	—	190
Total commercial	3	2,363	2,358	2,358	—	190
Total	6	$2,854	$2,846	$2,846	$—	$402

Nine Months Ended September 30, 2018
Consumer:
Other consumer	1	$91	$91	$91	$—	$—
Total consumer	1	91	91	91	—	—
Real estate:
Construction	1	99	98	98	—	—
Single-family residential	1	61	62	62	—	—
Other commercial	2	392	390	390	—	212
Total real estate	4	552	550	550	—	212
Commercial:
Commercial	3	2,363	2,358	2,358	—	190
Total commercial	3	2,363	2,358	2,358	—	190
Total	8	$3,006	$2,999	$2,999	$—	$402

During the three and nine months ended September 30, 2019, the Company modified 1 loan with a recorded investment of $330,000 prior to modification which was deemed troubled debt restructuring. The restructured loan was modified by deferring amortized principal payments, changing the maturity date and requiring interest-only payments for a period of up to 12 months. Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three months ended September 30, 2018, the Company modified 6 loans with a recorded investment of $2.9 million and during the nine months ended September 30, 2018, the Company modified 8 loans with a recorded investment of $3.0 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest-only payments for a period of up to 12 months. Based on the fair value of the collateral, a specific reserve of $402,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There were four loans consisting of commercial and real estate construction loans, considered TDRs for which a payment default occurred during the nine months ended September 30, 2019. The Company charged off approximately $552,000 for these loans. There was one commercial real estate loan for which a payment default occurred during the nine months ended September 30, 2018. A charge-off of $66,300 was recorded for this loan and $294,300 was transferred to OREO. The Company defines a payment default as a payment received more than 90 days after its due date.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances, specifically in commercial real estate, of $294,300 at September 30, 2018, for which OREO was received in full or partial satisfaction of the loans. There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the three or nine month periods ended September 30, 2019. At September 30, 2019 and December 31, 2018, the Company had $3,925,000 and $3,899,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2019 and December 31, 2018, the Company had $4,401,000 and $3,530,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $3.1 million and $4.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of September 30, 2019 and December 31, 2018, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $37.4 million and $50.4 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at September 30, 2019 and December 31, 2018, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $146.2 million and $119.0 million, as of September 30, 2019 and December 31, 2018, respectively.

The following table presents a summary of loans by credit risk rating as of September 30, 2019 and December 31, 2018, segregated by class of loans. Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
September 30, 2019
Consumer:
Credit cards	$194,433	$—	$650	$—	$—	$195,083
Other consumer	206,647	—	1,996	—	—	208,643
Total consumer	401,080	—	2,646	—	—	403,726
Real estate:
Construction	1,705,376	1,456	6,026	—	—	1,712,858
Single family residential	1,422,086	3,246	23,119	4	—	1,448,455
Other commercial	3,571,706	33,030	25,972	—	—	3,630,708
Total real estate	6,699,168	37,732	55,117	4	—	6,792,021
Commercial:
Commercial	1,837,374	10,420	47,025	—	—	1,894,819
Agricultural	213,072	69	612	—	—	213,753
Total commercial	2,050,446	10,489	47,637	—	—	2,108,572
Other	339,046	—	—	—	—	339,046
Loans acquired	3,272,024	46,796	40,639	128	—	3,359,587
Total	$12,761,764	$95,017	$146,039	$132	$—	$13,002,952

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2018
Consumer:
Credit cards	$203,667	$—	$506	$—	$—	$204,173
Other consumer	198,840	—	2,457	—	—	201,297
Total consumer	402,507	—	2,963	—	—	405,470
Real estate:
Construction	1,296,988	1,910	1,825	—	—	1,300,723
Single family residential	1,420,052	1,628	18,528	235	—	1,440,443
Other commercial	3,193,289	17,169	14,829	—	—	3,225,287
Total real estate	5,910,329	20,707	35,182	235	—	5,966,453
Commercial:
Commercial	1,742,002	8,357	24,550	—	—	1,774,909
Agricultural	162,824	75	1,615	—	—	164,514
Total commercial	1,904,826	8,432	26,165	—	—	1,939,423
Other	119,042	—	—	—	—	119,042
Loans acquired	3,187,083	51,255	54,097	348	—	3,292,783
Total	$11,523,787	$80,394	$118,407	$583	$—	$11,723,171

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

The following table details activity in the allowance for loan losses by portfolio segment for legacy loans for the three and nine months ended September 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended September 30, 2019
Balance, beginning of period (2)	$21,739	$34,917	$3,951	$2,460	$63,067
Provision for loan losses (1)	19,150	2,405	946	(528)	21,973
Charge-offs	(17,729)	(907)	(1,117)	(1,059)	(20,812)
Recoveries	65	55	223	1,422	1,765
Net charge-offs	(17,664)	(852)	(894)	363	(19,047)
Balance, September 30, 2019 (2)	$23,225	$36,470	$4,003	$2,295	$65,993

Nine Months Ended September 30, 2019
Balance, beginning of period (2)	$20,514	$29,743	$3,923	$2,419	$56,599
Provision for loan losses (1)	23,980	7,929	2,644	1,320	35,873
Charge-offs	(21,564)	(1,552)	(3,298)	(3,497)	(29,911)
Recoveries	295	350	734	2,053	3,432
Net charge-offs	(21,269)	(1,202)	(2,564)	(1,444)	(26,479)
Balance, September 30, 2019 (2)	$23,225	$36,470	$4,003	$2,295	$65,993

Period-end amount allocated to:
Loans individually evaluated for impairment	$4,620	$659	$—	$—	$5,279
Loans collectively evaluated for impairment	18,605	35,811	4,003	2,295	60,714
Balance, September 30, 2019 (2)	$23,225	$36,470	$4,003	$2,295	$65,993

(1)    Provision for loan losses of $0 and $2,464,000 attributable to loans acquired was excluded from this table for the three and nine months ended September 30, 2019, respectively (total provision for loan losses for the three and nine months ended September 30, 2019 was $21,973,000 and $38,337,000). There were $515,000 and $2,862,000 in charge-offs for loans acquired during the three and nine months ended September 30, 2019, respectively, and recoveries of $900,000 for loans acquired during the nine month period ended September 30, 2019, resulting in an ending balance in the allowance related to loans acquired of $597,000.
(2)    Allowance for loan losses at September 30, 2019 includes $597,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at June 30, 2019 and December 31, 2018 includes $1,112,000 and $95,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2019 was $66,590,000 and total allowance for loan losses at June 30, 2019 and December 31, 2018 was $64,179,000 and $56,694,000, respectively.

Activity in the allowance for loan losses for the three and nine months ended September 30, 2018 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended September 30, 2018
Balance, beginning of period (4)	$15,767	$28,904	$3,822	$3,239	$51,732
Provision for loan losses (3)	3,589	5,308	719	729	10,345
Charge-offs	(592)	(4,952)	(919)	(1,321)	(7,784)
Recoveries	450	210	229	176	1,065
Net charge-offs	(142)	(4,742)	(690)	(1,145)	(6,719)
Balance, September 30, 2018 (4)	$19,214	$29,470	$3,851	$2,823	$55,358

Nine Months Ended September 30, 2018
Balance, beginning of period (4)	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (3)	14,772	7,133	2,219	2,567	26,691
Charge-offs	(3,143)	(5,568)	(2,930)	(3,743)	(15,384)
Recoveries	578	624	778	403	2,383
Net charge-offs	(2,565)	(4,944)	(2,152)	(3,340)	(13,001)
Balance, September 30, 2018 (4)	$19,214	$29,470	$3,851	$2,823	$55,358

Period-end amount allocated to:
Loans individually evaluated for impairment	$191	$268	$—	$—	$459
Loans collectively evaluated for impairment	19,023	29,202	3,851	2,823	54,899
Balance, September 30, 2018 (4)	$19,214	$29,470	$3,851	$2,823	$55,358

Period-end amount allocated to:
Loans individually evaluated for impairment	$437	$247	$—	$—	$684
Loans collectively evaluated for impairment	20,077	29,496	3,923	2,419	55,915
Balance, December 31, 2018 (5)	$20,514	$29,743	$3,923	$2,419	$56,599
______________________
(3)    Provision for loan losses of $0 and $1,837,000 attributable to loans acquired was excluded from this table for the three and nine months ended September 30, 2018, respectively (total provision for loan losses for the three and nine months ended September 30, 2018 was $10,345,000 and $28,528,000, respectively). There were $699,000 and $910,000 in charge-offs for loans acquired during the three and nine months ended September 30, 2018, respectively, resulting in an ending balance in the allowance related to loans acquired of $1,345,000.
(4)    Allowance for loan losses at September 30, 2018, June 30, 2018 and December 31, 2017 includes $1,345,000, $2,044,000 and $418,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2018, June 30, 2018 and December 31, 2017 was $56,703,000, $53,776,000 and $42,086,000, respectively.
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

The Company’s recorded investment in loans, excluding loans acquired, related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
September 30, 2019
Loans individually evaluated for impairment	$34,649	$33,203	$521	$1,634	$70,007
Loans collectively evaluated for impairment	2,073,923	6,758,818	194,562	546,055	9,573,358
Balance, end of period	$2,108,572	$6,792,021	$195,083	$547,689	$9,643,365

December 31, 2018
Loans individually evaluated for impairment	$13,062	$24,253	$296	$2,159	$39,770
Loans collectively evaluated for impairment	1,926,361	5,942,200	203,877	318,180	8,390,618
Balance, end of period	$1,939,423	$5,966,453	$204,173	$320,339	$8,430,388
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

During the second quarter 2019, the Company evaluated $1.097 billion of net loans ($1.127 billion gross loans less $30.6 million discount) purchased in conjunction with the acquisition of Reliance, described in Note 2, Acquisitions, in accordance with the provisions of ASC Topic 310-20. The Company evaluated the remaining $176,000 of net loans ($385,000 gross loans less $209,000 discount) purchased in conjunction with the acquisition of Reliance for impairment in accordance with the provisions of ASC Topic 310-30.

The following table reflects the carrying value of all loans acquired as of September 30, 2019 and December 31, 2018:

	Loans Acquired
(In thousands)	September 30, 2019	December 31, 2018
Consumer:
Other consumer	$7,431	$15,658
Real estate:
Construction	362,000	429,605
Single family residential	504,490	566,188
Other commercial	2,134,973	1,848,679
Total real estate	3,001,463	2,844,472
Commercial:
Commercial	349,821	430,914
Agricultural	872	1,739
Total commercial	350,693	432,653
Total loans acquired (1)	$3,359,587	$3,292,783
________________________
(1)    Loans acquired are reported net of a $597,000 and $95,000 allowance at September 30, 2019 and December 31, 2018, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	September 30, 2019	December 31, 2018

Consumer:
Other consumer	$71	$140
Real estate:
Construction	48	114
Single family residential	4,492	6,603
Other commercial	1,029	1,167
Total real estate	5,569	7,884
Commercial:
Commercial	1,636	13,578
Agricultural	23	38
Total commercial	1,659	13,616
Total	$7,299	$21,640

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 4, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing

September 30, 2019
Consumer:
Other consumer	$131	$36	$167	$7,264	$7,431	$4
Real estate:
Construction	30	12	42	361,958	362,000	—
Single family residential	3,664	1,790	5,454	499,036	504,490	17
Other commercial	1,888	943	2,831	2,132,142	2,134,973	—
Total real estate	5,582	2,745	8,327	2,993,136	3,001,463	17
Commercial:
Commercial	607	724	1,331	348,490	349,821	—
Agricultural	—	—	—	872	872	—
Total commercial	607	724	1,331	349,362	350,693	—

Total	$6,320	$3,505	$9,825	$3,349,762	$3,359,587	$21

December 31, 2018
Consumer:
Other consumer	$337	$49	$386	$15,272	$15,658	$2
Real estate:
Construction	8,283	27	8,310	421,295	429,605	—
Single family residential	4,706	3,049	7,755	558,433	566,188	—
Other commercial	168	577	745	1,847,934	1,848,679	—
Total real estate	13,157	3,653	16,810	2,827,662	2,844,472	—
Commercial:
Commercial	1,302	9,542	10,844	420,070	430,914	—
Agricultural	31	5	36	1,703	1,739	—
Total commercial	1,333	9,547	10,880	421,773	432,653	—

Total	$14,827	$13,249	$28,076	$3,264,707	$3,292,783	$2

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 4, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total

September 30, 2019
Consumer:
Other consumer	$7,285	$—	$146	$—	$—	$7,431
Real estate:
Construction	344,075	17,874	51	—	—	362,000
Single family residential	492,826	1,224	10,312	128	—	504,490
Other commercial	2,085,649	26,207	23,117	—	—	2,134,973
Total real estate	2,922,550	45,305	33,480	128	—	3,001,463
Commercial:
Commercial	341,385	1,491	6,945	—	—	349,821
Agricultural	804	—	68	—	—	872
Total commercial	342,189	1,491	7,013	—	—	350,693

Total	$3,272,024	$46,796	$40,639	$128	$—	$3,359,587

December 31, 2018
Consumer:
Other consumer	$15,380	$—	$278	$—	$—	$15,658
Real estate:
Construction	393,122	27,621	8,862	—	—	429,605
Single family residential	553,460	2,081	10,299	348	—	566,188
Other commercial	1,822,179	9,137	17,363	—	—	1,848,679
Total real estate	2,768,761	38,839	36,524	348	—	2,844,472
Commercial:
Commercial	401,300	12,416	17,198	—	—	430,914
Agricultural	1,642	—	97	—	—	1,739
Total commercial	402,942	12,416	17,295	—	—	432,653

Total	$3,187,083	$51,255	$54,097	$348	$—	$3,292,783

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

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,461	$3,487	$1,460	$4,050
Additions	—	—	—	175
Accretable yield adjustments	10	—	38	—
Accretion	(12)	12	(39)	39
Payments and other reductions, net	—	(422)	—	(1,187)
Balance, ending	$1,459	$3,077	$1,459	$3,077

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(In thousands)	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Beginning balance	$1,382	$13,995	$620	$17,116
Additions	—	—	—	—
Accretable yield adjustments	717	—	1,895	—
Accretion	(635)	635	(1,051)	1,051
Payments and other reductions, net	—	(9,664)	—	(13,201)
Balance, ending	$1,464	$4,966	$1,464	$4,966

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan loss for loans acquired resulting in a total allowance on loans acquired of $597,000 at September 30, 2019 and $95,000 at December 31, 2018. The provision on loans acquired for the three and nine months ended September 30, 2019 was $0 and $2,464,000, respectively. The provision on loans acquired for the three and nine months ended September 30, 2018 was $0 and $1,837,000, respectively.

NOTE 6: RIGHT-OF-USE LEASE ASSETS AND LEASE LIABILITIES

As of the first quarter 2019, the Company accounts for its leases in accordance with ASC Topic 842, Leases, which requires recognition of most leases, including operating leases, with a term greater than 12 months, on the balance sheet. At lease commencement, the lease contract is reviewed to determine whether the contract is a finance lease or an operating lease; a lease liability is recognized on a discounted basis, related to the Company’s obligation to make lease payments; and a right-of-use asset is also recognized related to the Company’s right to use, or control the use of, a specified asset for the lease term. The Company accounts for lease and non-lease components (such as taxes, insurance and common area maintenance costs) separately as such amounts are generally readily determinable under the lease contracts. Lease payments over the expected term are discounted using the Company’s FHLB advance rates for borrowings of similar term. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. As of September 30, 2019, right-of-use lease assets included in premises and equipment are $34.1 million and lease liabilities included in other liabilities are $34.3 million. During the three and nine months ended September 30, 2019, the Company recognized lease expense of $2.8 million and $8.1 million, respectively, and the weighted average discount rate was 3.47%. At September 30, 2019, the weighted average remaining lease term was 8.63 years.

See the Recently Adopted Accounting Standards section of Note 1, Preparation of Interim Financial Statements, for additional information related to the adoption of ASC Topic 842.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $926.6 million at September 30, 2019 and $845.7 million at December 31, 2018.

The Company recorded $81.0 million of goodwill during the second quarter 2019 as a result of its acquisition of Reliance. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

The Company’s goodwill and other intangibles (carrying basis and accumulated amortization) at September 30, 2019 and December 31, 2018, were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Goodwill	$926,648	$845,687
Core deposit premiums:
Gross carrying amount	124,334	105,984
Accumulated amortization	(33,918)	(26,177)
Core deposit premiums, net	90,416	79,807
Books of business intangible:
Gross carrying amount	15,234	15,234
Accumulated amortization	(4,501)	(3,707)
Books of business intangible, net	10,733	11,527
Other intangible assets, net	101,149	91,334
Total goodwill and other intangible assets	$1,027,797	$937,021

The Company’s estimated remaining amortization expense on intangibles as of September 30, 2019 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2019	$2,947
	2020	11,776
	2021	11,714
	2022	11,662
	2023	11,379
	Thereafter	51,671
	Total	$101,149

NOTE 8: TIME DEPOSITS

Time deposits include approximately $1.679 billion and $1.443 billion of certificates of deposit of $100,000 or more at September 30, 2019, and December 31, 2018, respectively. Of this total approximately $777.5 million and $753.2 million of certificates of deposit were over $250,000 at September 30, 2019 and December 31, 2018, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Income taxes currently payable	$17,282	$5,638	$40,356	$31,335
Deferred income taxes	5,993	5,264	10,933	7,316
Provision for income taxes	$23,275	$10,902	$51,289	$38,651

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their appropriate tax effects, are as follows:

(In thousands)	September 30, 2019	December 31, 2018
Deferred tax assets:
Loans acquired	$15,906	$12,536
Allowance for loan losses	16,332	13,947
Valuation of foreclosed assets	2,706	1,474
Tax NOLs from acquisition	18,021	7,242
Deferred compensation payable	2,572	2,707
Accrued equity and other compensation	8,340	8,182
Acquired securities	2,598	397
Unrealized loss on available-for-sale securities	—	9,196
Other	5,409	7,042
Gross deferred tax assets	71,884	62,723

(In thousands)	September 30, 2019	December 31, 2018
Deferred tax liabilities:
Goodwill and other intangible amortization	$(34,304)	$(30,471)
Accumulated depreciation	(16,587)	(13,361)
Unrealized gain on available-for-sale securities	(6,811)	—
Other	(5,304)	(5,360)
Gross deferred tax liabilities	(63,006)	(49,192)

Net deferred tax asset, included in other assets	$8,878	$13,531

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Computed at the statutory rate (21%)	$22,071	$13,880	$49,646	$41,731
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2,956	986	5,721	4,073
Tax exempt interest income	(1,105)	(833)	(3,090)	(2,292)
Tax exempt earnings on BOLI	(225)	(186)	(619)	(562)
Federal tax credits	(730)	—	(2,188)	—
Other differences, net	308	(2,945)	1,819	(4,299)
Actual tax provision	$23,275	$10,902	$51,289	$38,651

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $85.9 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company, of which $53.6 million is related to the Reliance acquisition during second quarter 2019. All of the acquired Reliance net operating losses are expected to be fully utilized by 2029, with the remaining acquired net operating loss carryforwards expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $116.3 million and $95.5 million at September 30, 2019 and December 31, 2018, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2019
Repurchase agreements:
U.S. Government agencies	$116,286	$—	$—	$—	$116,286

December 31, 2018
Repurchase agreements:
U.S. Government agencies	$95,542	$—	$—	$—	$95,542

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2019 and December 31, 2018 consisted of the following components:

(In thousands)	September 30, 2019	December 31, 2018
Other Borrowings
FHLB advances, net of discount, due 2019 to 2033, 1.38% to 7.37% secured by real estate loans	$1,098,395	$1,345,450
Revolving credit agreement, due 10/4/2019, floating rate of 1.50% above the one month LIBOR rate, unsecured	—	—
Total other borrowings	1,098,395	1,345,450

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Unamortized debt issuance costs	(3,099)	(3,372)
Total subordinated notes and debentures	354,223	353,950
Total other borrowings and subordinated debt	$1,452,618	$1,699,400

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

In 2017, the Company entered into a Revolving Credit Agreement with U.S. Bank National Association (the “Credit Agreement”) and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contained customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. In October 2018, the Company and U.S. Bank National Association entered into a First Amendment to the Credit Agreement, which extended the expiration date from October 5, 2018 to October 4, 2019, reduced the $75.0 million to $50.0 million, and increased the commitment fee on the unused portion from an annual rate of 0.25% to 0.30%. In December 2018, the Company entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants are evaluated on a consolidated basis. All amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company were due and payable on October 4, 2019. The balance due under the Credit Agreement at September 30, 2019 and October 4, 2019 was $0. The Company did not renew the Credit Agreement upon the expiration date.

At September 30, 2019, the Company had $1.09 billion of FHLB advances outstanding with original or expected maturities of one year or less, of which $1.03 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the third quarter have maturity dates of ten years to fifteen years with lockout periods that have expired and, as a result, are considered and monitored by the Company as short-term advances. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

The Company had total FHLB advances of $1.10 billion at September 30, 2019, with approximately $3.1 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $5.4 billion at September 30, 2019.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at September 30, 2019. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at September 30, 2019, are as follows:

(In thousands)	Year	Annual Maturities
	2019	$356
	2020	2,105
	2021	1,804
	2022	948
	2023	925
	Thereafter	361,480
	Total	$367,618

NOTE 12: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 13: CAPITAL STOCK

On January 18, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s outstanding Class A common stock (“Common Stock”) in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018. The new shares were distributed by the Company’s transfer agent, Computershare, and the Company’s Common Stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on February 9, 2018. All previously reported share and per share data included in filings subsequent to February 8, 2018 are restated to reflect the retroactive effect of this two-for-one stock split.

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

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares (split adjusted) of Common Stock. On October 22, 2019, the Company announced a new stock repurchase program that replaces the program approved on July 23, 2012. See Note 22, Subsequent Events, for additional information regarding this subsequent event. The Company had no repurchases of its common stock pursuant to the repurchase program during the three and nine month periods ended September 30, 2019.

On April 12, 2019, as part of the acquisition of Reliance, the Company issued 40,000 shares of Simmons Series A Preferred Stock and 2,000 shares Simmons Series B Preferred Stock in exchange for the outstanding shares of Reliance’s Series A Preferred Stock and Series B Preferred Stock. On May 13, 2019, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

NOTE 14: UNDIVIDED PROFITS

The Company’s subsidiary bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At September 30, 2019, the Company’s subsidiary bank had approximately $128.8 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019). As of September 30, 2019, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules. The Company’s CET1 ratio was 10.25% at September 30, 2019.

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

The table below summarizes the transactions under the Company’s active stock compensation plans for the nine months ended September 30, 2019:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2019	695	$22.42	72	$21.45	817	$27.65
Granted	—	—	—	—	516	26.07
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	(39)	20.12	(334)	26.45
Forfeited/expired	—	—	(2)	21.82	(90)	28.29

Balance, September 30, 2019	694	$22.43	31	$23.16	909	$27.18

Exercisable, September 30, 2019	694	$22.43

The following table summarizes information about stock options under the plans outstanding at September 30, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	2.30	$9.46	1	$9.46
10.65	—	10.65	3	3.32	10.65	3	10.65
10.76	—	10.76	2	0.30	10.76	2	10.76
20.29	—	20.29	71	5.25	20.29	71	20.29
20.36	—	20.36	3	5.13	20.36	3	20.36
22.20	—	22.20	74	5.48	22.20	74	22.20
22.75	—	22.75	436	5.86	22.75	436	22.75
23.51	—	23.51	97	6.30	23.51	97	23.51
24.07	—	24.07	7	5.96	24.07	7	24.07
$9.46	—	$24.07	694	5.78	$22.43	694	$22.43

The table below summarizes the Company’s performance stock unit activity for the nine months ended September 30, 2019:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2019	177
Granted	118
Vested (earned)	(93)
Forfeited	(3)
Non-vested, September 30, 2019	199

Stock-based compensation expense was $9,316,000 and $9,818,000 during the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2019. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $16,269,000 at September 30, 2019. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2019 was $1,717,000 and $1,714,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $24.90 as of September 30, 2019, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 and September 30, 2018, was $6,000 and $1,155,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2019 and 2018.

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

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income available to common stockholders	$81,826	$55,193	$185,119	$160,067

Average common shares outstanding	96,608	92,290	95,090	92,246
Average potential dilutive common shares	360	551	360	551
Average diluted common shares	96,968	92,841	95,450	92,797

Basic earnings per share	$0.85	$0.60	$1.95	$1.74
Diluted earnings per share	$0.84	$0.59	$1.94	$1.72

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the three and nine months ended September 30, 2019 and 2018.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Interest paid	$130,904	$78,987
Income taxes (refunded) paid	34,028	25,576
Transfers of loans to foreclosed assets held for sale	3,666	7,745
Transfers of premises to foreclosed assets and other real estate owned	556	3,690
Right-of use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	32,757	—

NOTE 18: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and nine months ended September 30, 2019 was $43.8 million and $52.1 million, respectively, and primarily consisted of the gain on sale of Visa Inc. class B common stock of $42.9 million. Other income for the three and nine months ended September 30, 2018 was $4.9 million and $14.2 million, respectively.

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Professional services	$4,310	$4,616	$12,125	$13,896
Postage	1,471	1,262	4,642	4,103
Telephone	2,507	1,248	5,605	4,217
Credit card expense	4,200	3,405	11,822	9,820
Marketing	7,021	2,912	12,514	6,334
Software and technology	6,531	4,733	16,607	10,716
Operating supplies	493	585	1,671	1,917
Amortization of intangibles	2,947	2,772	8,535	8,394
Branch right sizing expense	160	970	3,092	1,049
Other expense	8,239	7,171	24,195	20,907
Total other operating expenses	$37,879	$29,674	$100,808	$81,353

NOTE 19: CERTAIN TRANSACTIONS

From time to time, the Company and its subsidiaries have made loans, other extensions of credit, and vendor contracts to directors, officers, their associates and members of their immediate families. Additionally, some directors, officers and their associates and members of their immediate families have placed deposits with the Company’s subsidiary bank, Simmons Bank. Such loans and other extensions of credit, deposits and vendor contracts (which were not material) were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated persons or through a competitive bid process. Further, in management’s opinion, these extensions of credit did not involve more than normal risk of collectability or present other unfavorable features.

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

At September 30, 2019, the Company had outstanding commitments to extend credit aggregating approximately $598,992,000 and $3,310,794,000 for credit card commitments and other loan commitments. At December 31, 2018, the Company had outstanding commitments to extend credit aggregating approximately $560,863,000 and $3,455,471,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $49,447,000 and $39,101,000 at September 30, 2019, and December 31, 2018, respectively, with terms ranging from 9 months to 15 years. At September 30, 2019 and December 31, 2018, the Company had no deferred revenue under standby letter of credit agreements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Available-for-sale securities
U.S. Government agencies	$178,139	$—	$178,139	$—
Mortgage-backed securities	1,337,794	—	1,337,794	—
State and political subdivisions	681,202	—	681,202	—
Other securities	158,999	—	158,999	—
Derivative asset	14,377	—	14,377	—
Derivative liability	(14,478)	—	(14,478)	—

December 31, 2018
Available-for-sale securities
U.S. Government agencies	$154,301	$—	$154,301	$—
Mortgage-backed securities	1,522,900	—	1,522,900	—
States and political subdivisions	314,843	—	314,843	—
Other securities	159,708	—	159,708	—
Derivative asset	6,242	—	6,242	—
Derivative liability	(5,283)	—	(5,283)	—

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the

Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data. As of September 30, 2019 and December 31, 2018, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $19.6 million and $25.6 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2019 and December 31, 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Impaired loans (1) (2) (collateral dependent)	$46,903	$—	$—	$46,903
Foreclosed assets and other real estate owned (1)	15,046	—	—	15,046

December 31, 2018
Impaired loans (1) (2) (collateral dependent)	$17,789	$—	$—	$17,789
Foreclosed assets and other real estate owned (1)	23,714	—	—	23,714
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Specific allocations of $1,297,000 and $2,738,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended September 30, 2019 and December 31, 2018, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets:
Cash and cash equivalents	$529,970	$529,970	$—	$—	$529,970
Interest bearing balances due from banks - time	5,041	—	5,041	—	5,041
Held-to-maturity securities	42,237	—	43,302	—	43,302
Mortgage loans held for sale	50,099	—	—	50,099	50,099
Interest receivable	53,966	—	53,966	—	53,966
Legacy loans, net	9,577,372	—	—	9,505,701	9,505,701
Loans acquired, net	3,359,587	—	—	3,334,446	3,334,446

Financial liabilities:
Non-interest bearing transaction accounts	3,044,330	—	3,044,330	—	3,044,330
Interest bearing transaction accounts and savings deposits	7,337,571	—	7,337,571	—	7,337,571
Time deposits	3,086,108	—	—	3,080,775	3,080,775
Federal funds purchased and securities sold under agreements to repurchase	116,536	—	116,536	—	116,536
Other borrowings	1,098,395	—	1,099,171	—	1,099,171
Subordinated notes and debentures	354,223	—	366,289	—	366,289
Interest payable	15,404	—	15,404	—	15,404

December 31, 2018
Financial assets:
Cash and cash equivalents	$833,458	$833,458	$—	$—	$833,458
Interest bearing balances due from banks - time	4,934	—	4,934	—	4,934
Held-to-maturity securities	289,194	—	290,830	—	290,830
Mortgage loans held for sale	26,799	—	—	26,799	26,799
Interest receivable	49,938	—	49,938	—	49,938
Legacy loans, net	8,373,789	—	—	8,280,690	8,280,690
Loans acquired, net	3,292,783	—	—	3,256,174	3,256,174

Financial liabilities:
Non-interest bearing transaction accounts	2,672,405	—	2,672,405	—	2,672,405
Interest bearing transaction accounts and savings deposits	6,830,191	—	6,830,191	—	6,830,191
Time deposits	2,896,156	—	—	2,872,342	2,872,342
Federal funds purchased and securities sold under agreements to repurchase	95,792	—	95,792	—	95,792
Other borrowings	1,345,450	—	1,342,868	—	1,342,868
Subordinated debentures	353,950	—	355,812	—	355,812
Interest payable	9,897	—	9,897	—	9,897

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

NOTE 22: SUBSEQUENT EVENTS

On October 22, 2019, the Company announced that its Board of Directors authorized a new stock repurchase program (the “Program”) under which the Company may repurchase up to $60,000,000 of its Class A common stock currently issued and outstanding. The Program will terminate on October 31, 2021 (unless terminated sooner). The new Program replaces the Company’s existing stock repurchase program, which was announced on July 23, 2012.

Under the Program, the Company may repurchase shares of its common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The Program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. The Company anticipates funding for this Program to come from available sources of liquidity, including cash on hand and future cash flow.

On October 29, 2019, the Company filed its Amended and Restated Articles of Incorporation (“Amended Articles”) with the Arkansas Secretary of State. The Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”) out of the Company’s authorized preferred stock. The Amended Articles also canceled the Company’s 7% Perpetual Convertible Preferred Stock, Par Value $0.01 Per Share, Series C (“Series C Preferred Stock”), having 140 authorized shares, of which no shares have ever been issued or outstanding. The Amended Articles were effective as of October 29, 2019.

Please refer to Note 2, Acquisitions, for a discussion of the Company’s recent acquisition of The Landrum Company that closed on October 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of September 30, 2019, and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 7, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Our net income for the three months ended September 30, 2019 was $81.8 million, or $0.84 diluted earnings per share, increases of $26.6 million and $0.25, respectively, compared to the third quarter 2018. Included in both third quarter 2019 and 2018 results, were non-core items related to our acquisitions, early retirement program expenses and branch right sizing initiatives. Excluding all non-core items, core earnings for the three months ended September 30, 2019 were $84.0 million, or $0.87 core diluted earnings per share, compared to $56.5 million, or $0.61 core diluted earnings per share for the three months ended September 30, 2018. See “Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

We are very pleased with our operating results this quarter. We continue to have very strong loan demand opportunities throughout our footprint although our customers are displaying cautious optimism regarding the uncertainty in the world economy and interest rate adjustments. We had several notable events during the third quarter 2019 that affected our operating results. First, provision expense increased $15 million primarily related to the charge-off of a participation interest in a shared national credit to White Star Petroleum, LLC (“White Star”) (further discussed below in “Provision for Loan Losses”). Second, we sold Visa Inc. class B common stock resulting in a gain of $42.9 million, and in connection with that sale, we contributed $4 million to the Simmons First Foundation so it may continue its work to provide community development grants throughout our footprint. Third, we sold $114 million of primarily commercial real estate (“CRE”) loans resulting in a net loss of $5.1 million.

Net income for the nine months ended September 30, 2019 was $185.1 million, or $1.94 diluted earnings per share, increases of $25.1 million and $0.22, respectively, compared to the same period in 2018. Excluding all non-core items, core earnings for the nine months ended September 30, 2019 were $198.5 million, or $2.08 core diluted earnings per share, compared to $163.8 million, or $1.76 core diluted earnings per share, for the same period in 2018. See “Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

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

We are beginning to see real changes as a result of our NGB investments. For example, we accomplished a major milestone in the third quarter 2019 when we successfully completed the migration of our core banking platform to our vendor hosted environment. The transition was very successful and has increased security and the reliability of our systems. In addition, in October 2019, we successfully launched our new mobile banking application. Our new application makes us a formidable competitor in mobile banking, and customer response to date has been very positive. We will continue to expand customer offerings through our digital channel.

Stockholders’ equity as of September 30, 2019 was $2.5 billion, book value per share was $26.36 and tangible book value per share was $15.73. Our ratio of stockholders’ equity to total assets was 14.3% and the ratio of tangible stockholders’ equity to tangible assets was 9.1% at September 30, 2019. See “Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 9.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans, including loans acquired, were $13.003 billion at September 30, 2019, compared to $13.127 billion at June 30, 2019 and $11.723 billion at December 31, 2018. During the third quarter 2019, we reduced our real estate loan portfolio as part of an effort to manage our CRE concentration. The increase in our overall loan balance since year-end 2018 was primarily due to the Reliance Bank merger completed in April 2019.

As mentioned above, during the quarter we incurred a loss related to the White Star bankruptcy. The White Star loss is disappointing and contrary to the credit culture at Simmons. Because we were only a participant in the shared national credit, we were limited both in our ability to act unilaterally and in our access to timely information. We have learned some valuable lessons from this experience. We have made changes to our credit underwriting and approval processes that are consistent with our conservative credit culture. We will work to exit all purchased syndicated energy credits. Currently we have $187 million in syndicated energy loans in which Simmons is not the lead bank. We expect to exit at least $120 million of these credits by the second quarter of next year.

At September 30, 2019, the allowance for loan losses for legacy loans was $66.0 million. The allowance for loan losses for loans acquired was $597,000 and the acquired loan discount credit mark was $60.4 million. The allowances for loan losses and credit marks provide a total of $127.0 million of coverage, which equates to a total coverage ratio of 1.0% of gross loans. The ratio of credit mark and related allowance to loans acquired was 1.8%.

On October 31, 2019, we completed our previously announced acquisition of The Landrum Company. We are excited about the expanded market presence in several states as a result of this acquisition.

Simmons First National Corporation is an Arkansas-based financial holding company that, as of September 30, 2019, has approximately $17.8 billion in consolidated assets and, through its subsidiaries, conducts financial operations throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Refer to the Recently Issued Accounting Standards section in Note 1, Preparation of Interim Financial Statements, in the accompanying Condensed Notes to Consolidated Financial Statements for discussion regarding the pending accounting pronouncement that will replace the current incurred loss accounting model for the allowance for loan losses, which will be effective on January 1, 2020.

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

The Dodd-Frank Act and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank, when viewed together with its affiliates, had assets in excess of $10 billion at December 31, 2017, and therefore, became subject to the interchange rate cap effective July 1, 2018. The interchange rate cap resulted in a $5.9 million reduction in debit card fees for year-to-date 2019 when compared to the same period of 2018.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. Historically, approximately 65% of our loan portfolio and approximately 75% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 54% of our loans and 80% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2019, net interest income on a fully taxable equivalent basis was $152.0 million, an increase of $7.6 million, or 5.3%, over the same period in 2018. The increase in net interest income was the result of a $18.8 million increase in interest income partially offset by a $11.1 million increase in interest expense.

The increase in interest income primarily resulted from a $17.6 million increase in interest income on loans and an increase of $1.1 million in interest income on investment securities. The increase in loan volume during 2019 generated $19.5 million of additional interest income, primarily from our Reliance acquisition completed during April 2019, while a 7 basis point decline in yield resulted in a $1.9 million decrease in interest income.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For the three months ended September 30, 2019 and 2018, interest income included $9.3 million and $10.0 million, respectively, for the yield accretion recognized on loans acquired.

The $11.1 million increase in interest expense is due to the growth in deposit accounts from organic growth as well as the Reliance acquisition, and, although the Federal Reserve did lower interest rates during the third quarter 2019, the rates were higher in the third quarter 2019 when compared to the same quarter in 2018. Interest expense increased $4.2 million due to deposit growth primarily from the Reliance acquisition and $8.4 million due to the increase in yield of 35 basis points on deposit accounts. These increases were partially offset by a reduction in FHLB borrowings in third quarter 2019 compared to the same quarter in 2018.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2019, net interest income on a fully taxable equivalent basis was $442.7 million, an increase of $24.1 million, or 5.8%, over the same period in 2018. The increase in net interest income was the result of a $71.5 million increase in interest income partially offset by a $47.4 million increase in interest expense.

The increase in interest income primarily resulted from a $61.6 million increase in interest income on loans and an increase of $9.0 million in interest income on investment securities. Increases in loan volume increased interest income by $54.5 million during the first nine months of 2019 due to both organic loan growth and our Reliance acquisition. Interest income also increased $7.1 million due to an increase in yield of 9 basis points on loans during 2019.

For the nine months ended September 30, 2019 and 2018, interest income included $26.1 million and $31.4 million, respectively, for the yield accretion recognized on loans acquired.

The $47.4 million increase in interest expense is due to growth in deposit accounts, higher cost of deposits due to the rising-rate environment during 2018 and the first half of 2019 and the increase in rates for FHLB borrowings. Interest expense increased $10.9 million due to deposit growth, $33.2 million due to the increase in yield of 48 basis points on deposit accounts and $3.2 million due to the increase in yield of 35 basis points on FHLB borrowings.

Net Interest Margin

Our net interest margin decreased 17 basis points to 3.81% for the three month period ended September 30, 2019, when compared to 3.98% for the same period in 2018. Normalized for all accretion, our core net interest margin (non-GAAP) for the three months ended September 30, 2019 and 2018 was 3.58% and 3.71%, respectively. For the nine month period ended September 30, 2019, net interest margin decreased 18 basis points to 3.86% when compared to 4.04% for the same period in 2018.

Since the first quarter of 2018, loan yield has increased 9 basis points and core loan yield has increased 24 basis points while cost of interest bearing deposits has risen 66 basis points and the cost of borrowed funds has increased 82 basis points. The decrease in both the net interest margin and the core net interest margin for the three and nine month periods ended September 30, 2019 is a direct result of the prior rising rate environment. We expect continued pressure on the net interest margin from the recent Federal Reserve rate reductions due to immediate downward repricing on the portion of our loans that are variable rate while the ability to reprice deposits will lag the reductions.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2019 and 2018, respectively, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2019 versus September 30, 2018.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Interest income	$197,306	$178,984	$572,591	$502,391
FTE adjustment	1,843	1,393	5,150	3,831
Interest income – FTE	199,149	180,377	577,741	506,222
Interest expense	47,142	36,016	135,045	87,620
Net interest income – FTE	$152,007	$144,361	$442,696	$418,602

Yield on earning assets – FTE	4.99%	4.98%	5.04%	4.89%
Cost of interest bearing liabilities	1.55%	1.29%	1.54%	1.10%
Net interest spread – FTE	3.44%	3.69%	3.50%	3.79%
Net interest margin – FTE	3.81%	3.98%	3.86%	4.04%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2019 vs. 2018	2019 vs. 2018
Increase due to change in earning assets	$20,336	$59,278
Increase due to change in earning asset yields	(1,564)	12,241
Decrease due to change in interest bearing liabilities	(2,710)	(10,194)
Decrease due to change in interest rates paid on interest bearing liabilities	(8,416)	(37,231)
Increase in net interest income	$7,646	$24,094

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine months ended September 30, 2019 and 2018. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$344,761	$1,586	1.83	$373,528	$1,405	1.49
Investment securities - taxable	1,712,672	10,414	2.41	1,775,193	10,892	2.43
Investment securities - non-taxable	681,505	6,687	3.89	539,135	5,064	3.73
Mortgage loans held for sale	39,551	382	3.83	43,554	501	4.56
Loans	13,052,943	180,080	5.47	11,641,843	162,515	5.54
Total interest earning assets	15,831,432	199,149	4.99	14,373,253	180,377	4.98
Non-earning assets	1,889,166			1,667,631
Total assets	$17,720,598			$16,040,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$7,322,395	$21,363	1.16	$6,840,403	$16,373	0.95
Time deposits	3,122,422	15,573	1.98	2,379,142	8,017	1.34
Total interest bearing deposits	10,444,817	36,936	1.40	9,219,545	24,390	1.05
Federal funds purchased and securities sold under agreements to repurchase	123,883	249	0.80	107,770	104	0.38
Other borrowings	1,127,886	5,381	1.89	1,375,052	6,240	1.80
Subordinated debt and debentures	354,178	4,576	5.13	379,168	5,282	5.53
Total interest bearing liabilities	12,050,764	47,142	1.55	11,081,535	36,016	1.29

Non-interest bearing liabilities:
Non-interest bearing deposits	3,012,544			2,679,469
Other liabilities	288,517			103,315
Total liabilities	15,351,825			13,864,319
Stockholders’ equity	2,368,773			2,176,565
Total liabilities and stockholders’ equity	$17,720,598			$16,040,884
Net interest spread			3.44			3.69
Net interest margin		$152,007	3.81		$144,361	3.98

	Nine Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$338,349	$4,861	1.92	$378,468	$3,828	1.35
Investment securities - taxable	1,795,103	35,397	2.64	1,714,898	31,255	2.44
Investment securities - non-taxable	632,780	18,730	3.96	505,170	13,918	3.68
Mortgage loans held for sale	29,852	924	4.14	29,111	964	4.43
Loans	12,530,348	517,829	5.53	11,209,992	456,257	5.44
Total interest earning assets	15,326,432	577,741	5.04	13,837,639	506,222	4.89
Non-earning assets	1,813,987			1,736,123
Total assets	$17,140,419			$15,573,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$7,072,363	$59,983	1.13	$6,664,347	$39,414	0.79
Time deposits	2,993,336	42,499	1.90	2,206,873	19,034	1.15
Total interest bearing deposits	10,065,699	102,482	1.36	8,871,220	58,448	0.88
Federal funds purchased and securities sold under agreements to repurchase	122,195	642	0.70	111,760	302	0.36
Other borrowings	1,209,511	18,393	2.03	1,311,781	16,520	1.68
Subordinated debt and debentures	354,088	13,528	5.11	336,990	12,350	4.90
Total interest bearing liabilities	11,751,493	135,045	1.54	10,631,751	87,620	1.10

Non-interest bearing liabilities:
Non-interest bearing deposits	2,852,687			2,673,285
Other liabilities	208,397			129,908
Total liabilities	14,812,577			13,434,944
Stockholders’ equity	2,327,842			2,138,818
Total liabilities and stockholders’ equity	$17,140,419			$15,573,762
Net interest spread			3.50			3.79
Net interest margin		$442,696	3.86		$418,602	4.04

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine month periods ended September 30, 2019, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(114)	$295	$181	$(440)	$1,473	$1,033
Investment securities - taxable	(382)	(96)	(478)	1,506	2,636	4,142
Investment securities - non-taxable	1,388	235	1,623	3,718	1,094	4,812
Mortgage loans held for sale	(43)	(76)	(119)	24	(64)	(40)
Loans	19,487	(1,922)	17,565	54,470	7,102	61,572
Total	20,336	(1,564)	18,772	59,278	12,241	71,519

Interest expense:
Interest bearing transaction and savings accounts	1,216	3,774	4,990	2,542	18,027	20,569
Time deposits	2,979	4,577	7,556	8,341	15,124	23,465
Federal funds purchased and securities sold under agreements to repurchase	18	127	145	30	310	340
Other borrowings	(1,167)	308	(859)	(1,361)	3,234	1,873
Subordinated notes and debentures	(336)	(370)	(706)	642	536	1,178
Total	2,710	8,416	11,126	10,194	37,231	47,425
Increase (decrease) in net interest income	$17,626	$(9,980)	$7,646	$49,084	$(24,990)	$24,094

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

The provision for loan losses for the three month period ended September 30, 2019 was $22.0 million compared to $10.3 million for the same period in 2018, an increase of $11.6 million. The provision for loan losses for the nine month period ended September 30, 2019, was $38.3 million, compared to $28.5 million for the nine month period ended September 30, 2018, an increase of $9.8 million. The increase in both periods was due to the special provision made during the third quarter 2019 related to White Star. We were a participant in a shared national credit to White Star. White Star became the subject of bankruptcy proceedings earlier this year, and on September 30, 2019, the bankruptcy court authorized the sale of White Star assets through a Section 363 proceeding under the U.S. Bankruptcy Code. Our portion of the shared national credit was $19.1 million. Based upon the anticipated net proceeds from the pending bankruptcy sale, our loss recorded in third quarter 2019 was $14.7 million. As a result, we increased the provision by $15 million to increase the allowance to an appropriate level consistent with our historical ratios. See Allowance for Loan Losses section for additional information.

Additionally, the provision on loans acquired for the three and nine months ended September 30, 2019 was $0 and $2.5 million, respectively. The year-to-date provision was primarily the result of identifying certain loans during first quarter 2019, specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding. We carefully reviewed these loans for potential losses and believe we have adequately identified any risk associated with the loans. In addition, a portion of the loans identified during the first quarter were subsequently paid off in the second quarter of 2019. The recovery on this loan was added to the allowance for acquired loans.

The provision on loans acquired for the three and nine month periods ended September 30, 2018 was $0 and $1.8 million, respectively, and was the result of a decrease in expected cash flows from the evaluation of credit marks on certain purchased credit impaired loans.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $83.8 million for the three month period ended September 30, 2019, an increase of approximately $50.1 million, or 148.4%, compared to the third quarter 2018. For the nine month period ended September 30, 2019, total non-interest income was $156.5 million, an increase of approximately $47.2 million, or 43.2%, compared to the first nine months of 2018.

The majority of the increase in both the three and nine month periods ended September 30, 2019 was related to the gain on sale of the Visa Inc. class B common stock of $42.9 million. Additionally, during 2019 we have been focused on rebalancing our investment portfolio and consequently have recognized additional gains on the sale of securities in both periods. During the nine months ended September 30, 2019, we sold approximately $551 million of securities resulting in a net gain of $12.9 million. Increases in mortgage lending income were due to a strong real estate housing market driven by the recent interest rate decreases.

Debit card fees decreased $5.9 million in 2019 compared to 2018 as a direct result of the Durbin amendment that became effective for the Company during the third quarter 2018.

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2019 and 2018, respectively, as well as changes in 2019 from 2018.

Table 5:  Non-Interest Income

	Three Months Ended September 30,		2019 Change from		Nine Months Ended September 30,		2019 Change from
(In thousands)	2019	2018	2018		2019	2018	2018
Trust income	$6,108	$6,277	$(169)	(2.7)%	$17,610	$17,148	$462	2.7%
Service charges on deposit accounts	10,825	10,837	(12)	(0.1)	31,450	31,245	205	0.7
Other service charges and fees	1,308	1,201	107	8.9	3,909	5,968	(2,059)	(34.5)
Mortgage lending income	4,509	1,521	2,988	196.5	10,988	7,773	3,215	41.4
SBA lending income	956	304	652	214.5	2,348	1,627	721	44.3
Investment banking income	513	664	(151)	(22.7)	1,491	2,312	(821)	(35.5)
Debit and credit card fees	7,059	6,820	239	3.5	20,369	25,721	(5,352)	(20.8)
Bank owned life insurance income	1,302	1,105	197	17.8	3,357	3,310	47	1.4
Gain (loss) on sale of securities, net	7,374	54	7,320	*	12,937	53	12,884	*
Gain on sale of Visa, Inc. class B common stock	42,860	—	42,860	*	42,860	—	42,860	*
Other income	961	4,942	(3,981)	(80.6)	9,223	14,151	(4,928)	(34.8)
Total non-interest income	$83,775	$33,725	$50,050	148.4%	$156,542	$109,308	$47,234	43.2%
_____________________________
*    Not meaningful

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended September 30, 2019 was $25.3 million, an increase of $165,000 from the same period in 2018. Recurring fee income for the nine month period ended September 30, 2019, was $73.3 million, a decrease of $6.7 million from the same period in 2018, primarily due to the reduction in debit card fees as previously discussed.

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

Non-interest expense for the three months ended September 30, 2019 was $106.9 million, an increase of $6.6 million, or 6.6%, from the same period in 2018. The third quarter 2019 included $2.9 million of non-core items: $2.6 million of merger-related costs due to the Reliance acquisition, $177,000 of early retirement program expenses, and $160,000 of branch-right sizing costs. Normalizing for these non-core costs, non-interest expense for the three months ended September 30, 2019 increased $5.5 million, or 5.6%, from the same period in 2018.

Non-interest expense for the nine months ended September 30, 2019 was $319.0 million, an increase of $22.2 million, or 7.5%, from the same period in 2018. Normalizing for the non-core costs, non-interest expense for the nine months ended September 30, 2019 increased $9.1 million, or 3.1%, from the same period in 2018. As previously mentioned, our NGB technology initiative is well underway and the incremental software and technology expenditures of $5.9 million during the first nine months of 2019 were primarily related to this initiative. Additionally, marketing costs increased year over year primarily due to the $4 million donation to the Simmons First Foundation during third quarter 2019 and also incorporating a comprehensive community banking marketing philosophy over our expanded footprint during the year. The early retirement option offered to qualifying associates in the first quarter of this year contributed to the decline in salaries and employee benefit expense during 2019. The reduction in deposit insurance expense was primarily due to a credit assessment received from the FDIC during the third quarter 2019 for $2.3 million.

Table 6 below shows non-interest expense for the three and nine month periods ended September 30, 2019 and 2018, respectively, as well as changes in 2019 from 2018.

Table 6:  Non-Interest Expense

	Three Months Ended September 30,		2019 Change from		Nine Months Ended September 30,		2019 Change from
(In thousands)	2019	2018	2018		2019	2018	2018
Salaries and employee benefits	$51,888	$55,515	$(3,627)	(6.5)%	$161,096	$167,550	$(6,454)	(3.9)%
Early retirement program	177	—	177	*	3,464	—	3,464	*
Occupancy expense, net	8,342	7,713	629	8.2	22,736	22,594	142	0.6
Furniture and equipment expense	4,898	3,761	1,137	30.2	12,462	12,184	278	2.3
Other real estate and foreclosure expense	1,125	538	587	109.1	2,353	2,940	(587)	(20.0)
Deposit insurance	—	2,248	(2,248)	(100.0)	4,550	6,232	(1,682)	(27.0)
Merger related costs	2,556	804	1,752	217.9	11,548	3,980	7,568	190.2
Other operating expenses:
Professional services	4,310	4,616	(306)	(6.6)	12,125	13,896	(1,771)	(12.7)
Postage	1,471	1,262	209	16.6	4,642	4,103	539	13.1
Telephone	2,507	1,248	1,259	100.9	5,605	4,217	1,388	32.9
Credit card expenses	4,200	3,405	795	23.4	11,822	9,820	2,002	20.4
Marketing	7,021	2,912	4,109	141.1	12,514	6,334	6,180	97.6
Software and technology	6,531	4,733	1,798	38.0	16,607	10,716	5,891	55.0
Operating supplies	493	585	(92)	(15.7)	1,671	1,917	(246)	(12.8)
Amortization of intangibles	2,947	2,772	175	6.3	8,535	8,394	141	1.7
Branch right sizing expense	160	970	(810)	(83.5)	3,092	1,049	2,043	194.8
Other expense	8,239	7,171	1,068	14.9	24,195	20,907	3,288	15.7
Total non-interest expense	$106,865	$100,253	$6,612	6.6%	$319,017	$296,833	$22,184	7.5%
_____________________________
*    Not meaningful

LOAN PORTFOLIO

Our legacy loan portfolio, excluding loans acquired, averaged $9.206 billion and $6.618 billion during the first nine months of 2019 and 2018, respectively. As of September 30, 2019, total loans, excluding loans acquired, were $9.64 billion, an increase of $1.21 billion from December 31, 2018. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2018 to September 30, 2019 included $1.2 billion in balances that migrated from loans acquired during the period. These migrated loan balances are included in the legacy loan balances as of September 30, 2019.

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

The balances of loans outstanding, excluding loans acquired, at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	September 30, 2019	December 31, 2018
Consumer:
Credit cards	$195,083	$204,173
Other consumer	208,643	201,297
Total consumer	403,726	405,470
Real estate:
Construction	1,712,858	1,300,723
Single family residential	1,448,455	1,440,443
Other commercial	3,630,708	3,225,287
Total real estate	6,792,021	5,966,453
Commercial:
Commercial	1,894,819	1,774,909
Agricultural	213,753	164,514
Total commercial	2,108,572	1,939,423
Other	339,046	119,042
Total loans, excluding loans acquired, before allowance for loan losses	$9,643,365	$8,430,388

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $403.7 million at September 30, 2019, or 4.2% of total loans, compared to $405.5 million, or 4.8% of total loans at December 31, 2018. The decrease in consumer loans from December 31, 2018, to September 30, 2019, was primarily due to the expected seasonal decline in our credit card portfolio partially offset by growth in direct consumer loans.

Real estate loans consist of construction loans, single-family residential loans and commercial real estate loans. Real estate loans were $6.792 billion at September 30, 2019, or 70.4% of total loans, compared to $5.966 billion, or 70.8%, of total loans at December 31, 2018, an increase of $825.6 million, or 13.8%. Our construction and development (“C&D”) loans increased by $412.1 million, or 31.7%, single family residential loans increased by $8.0 million, or 0.6%, and commercial real estate (“CRE”) loans increased by $405.4 million, or 12.6%. The increases are primarily due to the recent Reliance merger as well as loans migrating from the acquired loan portfolio.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.109 billion at September 30, 2019, or 21.9% of total loans, compared to $1.939 billion, or 23.0% of total loans at December 31, 2018, an increase of $169.1 million, or 8.7%. Non-agricultural commercial loans increased to $1.895 billion, a $119.9 million increase, or 6.8%, from December 31, 2018. Agricultural loans increased to $213.8 million, a $49.2 million increase, or 29.9%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

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

On April 12, 2019, we completed the acquisition of Reliance and issued 3,999,623 shares of our common stock plus $62.7 million in cash in exchange for all outstanding shares of Reliance common stock. We also issued $42.0 million of preferred stock in exchange for all outstanding shares of Reliance preferred stock. Included in the acquisition were loans with a fair value of $1.1 billion.

Table 8 reflects the carrying value of all loans acquired as of September 30, 2019 and December 31, 2018.

Table 8:  Loans Acquired

(In thousands)	September 30, 2019	December 31, 2018
Consumer:
Other consumer	$7,431	$15,658
Real estate:
Construction	362,000	429,605
Single family residential	504,490	566,188
Other commercial	2,134,973	1,848,679
Total real estate	3,001,463	2,844,472
Commercial:
Commercial	349,821	430,914
Agricultural	872	1,739
Total commercial	350,693	432,653
Total loans acquired (1)	$3,359,587	$3,292,783
_______________________________________
(1)    Loans acquired are reported net of a $597,000 and $95,000 allowance at September 30, 2019 and December 31, 2018, respectively.

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

Some purchased loans were determined to have experienced credit deterioration in the first nine months of 2019. During the nine months ended September 30, 2019, we recorded approximately $2.5 million in a provision for these loans, charge-offs of $2.9 million, and recoveries of $900,000, resulting in an allowance for loan losses on loans acquired at September 30, 2019 of $597,000. The large provision recorded during the first quarter 2019 was due to our credit risk management practices identifying loans specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding. We carefully reviewed these loans for potential losses and believe we have adequately identified any risk associated with the loans. In addition, a portion of the loans identified during the first quarter were subsequently paid off in the second quarter of 2019. See Note 5, Loans Acquired, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for further discussion and analysis of loans acquired.

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

Total non-performing assets, excluding all loans acquired, increased $32.4 million from December 31, 2018 to September 30, 2019. Nonaccrual loans increased by $38.5 million during the period, primarily commercial loans, partially offset by a decrease in foreclosed assets held for sale of $6.0 million. The nonaccrual loan increase was primarily due to two loans that became reportable as non-performing legacy loans during the quarter. One particular acquired loan migrated from loans acquired to legacy loans during the quarter, with the entire balance previously being included in the nonaccrual loans acquired total. The decrease in foreclosed assets held for sale was partially offset by foreclosed assets received from the Reliance merger. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.56% at September 30, 2019, compared to 0.40% at December 31, 2018.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $8.3 million at September 30, 2019, compared to $9.2 million at December 31, 2018. The majority of our TDR balance remains in the CRE portfolio with the largest balance comprised of four relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for loan losses as a percent of total legacy loans was 0.68% as of September 30, 2019. Non-performing loans equaled 0.76% of total loans. Non-performing assets were 0.52% of total assets, a 15 basis point increase from December 31, 2018. The allowance for loan losses was 91% of non-performing loans. Our annualized net charge-offs to total loans for the first nine months of 2019 was 0.38%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.35%. Annualized net credit card charge-offs to total credit card loans were 1.79%, compared to 1.64% during the full year 2018, and 204 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale (excluding all loans acquired).

Table 9:  Non-performing Assets

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans (1)	$72,721	$34,201
Loans past due 90 days or more (principal or interest payments)	155	224
Total non-performing loans	72,876	34,425
Other non-performing assets:
Foreclosed assets held for sale	19,576	25,565
Other non-performing assets	540	553
Total other non-performing assets	20,116	26,118
Total non-performing assets	$92,992	$60,543

Performing TDRs	$6,519	$6,369
Allowance for loan losses to non-performing loans	91%	164%
Non-performing loans to total loans	0.76%	0.41%
Non-performing assets (including performing TDRs) to total assets (2)	0.56%	0.40%
Non-performing assets to total assets (2)	0.52%	0.37%
_______________________________________

(1)	Includes nonaccrual TDRs of approximately $1.8 million at September 30, 2019 and $2.8 million at December 31, 2018.

(2)	Excludes all loans acquired, except for their inclusion in total assets.

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2019 and 2018.

At September 30, 2019, impaired loans, net of government guarantees and loans acquired, were $70.0 million compared to $39.8 million at December 31, 2018. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

An analysis of the allowance for loan losses for legacy loans is shown in Table 10.

Table 10:  Allowance for Loan Losses

(In thousands)	2019	2018
Balance, beginning of year	$56,599	$41,668
Loans charged off:
Credit card	3,298	2,930
Other consumer	3,497	3,743
Real estate	1,552	5,568
Commercial	21,564	3,143
Total loans charged off	29,911	15,384
Recoveries of loans previously charged off:
Credit card	734	778
Other consumer	2,053	403
Real estate	350	624
Commercial	295	578
Total recoveries	3,432	2,383
Net loans charged off	26,479	13,001
Provision for loan losses (1)	35,873	26,691
Balance, September 30 (3)	$65,993	$55,358

Loans charged off:
Credit card		1,121
Other consumer		2,894
Real estate		337
Commercial		3,480
Total loans charged off		7,832
Recoveries of loans previously charged off:
Credit card		227
Other consumer		154
Real estate		367
Commercial		167
Total recoveries		915
Net loans charged off		6,917
Provision for loan losses (2)		8,158
Balance, end of year (3)		$56,599
_______________________________________

(1)
Provision for loan losses of $2,464,000 attributable to loans acquired, was excluded from this table for 2019 (total year-to-date provision for loan losses was $38,337,000) and $1,837,000 was excluded from this table for 2018 (total year-to-date 2018 provision for loan losses was $28,528,000). Charge offs of $2,862,000 on loans acquired were excluded from this table for 2019 and $910,000 for 2018. Additionally, recoveries of $900,000 on loans acquired were excluded from this table for 2019.

(2)	Provision for loan losses of $3,299,000 attributable to loans acquired, was excluded from this table for 2018 (total 2018 provision for loan losses was $38,148,000).

(3)
Allowance for loan losses at September 30, 2019 includes $597,000 allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2018 and September 30, 2018 includes $95,000 and $1,345,000, respectively, of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2019 was $66,590,000 and total allowance for loan losses at December 31, 2018 and September 30, 2018 was $56,694,000 and $56,703,000, respectively.

Provision for Loan Losses

The amount of provision added to the allowance during the three and nine months ended September 30, 2019 and 2018, and for the year ended December 31, 2018, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Loan Losses Allocation

As of September 30, 2019, the allowance for loan losses reflects an increase of approximately $9.4 million from December 31, 2018, while total loans, excluding loans acquired, increased by $1.2 billion over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 11:  Allocation of Allowance for Loan Losses

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$4,003	2.0%	$3,923	2.4%
Other consumer	2,100	2.2%	2,380	2.4%
Real estate	36,470	70.4%	29,743	70.8%
Commercial	23,225	21.9%	20,514	23.0%
Other	195	3.5%	39	1.4%
Total (2)	$65,993	100.0%	$56,599	100.0%

_______________________________________

(1)	Percentage of loans in each category to total loans, excluding loans acquired.

(2)
Allowance for loan losses at September 30, 2019 and December 31, 2018 includes $597,000 and $95,000, respectively, allowance for loans acquired (not shown in the table above). The total allowance for loan losses at September 30, 2019 and December 31, 2018 was $66,590,000 and $56,694,000, respectively.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 212 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of September 30, 2019, core deposits comprised 79.6% of our total deposits.

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

We manage our interest expense through deposit pricing. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. We can also utilize brokered deposits as an additional source of funding to meet liquidity needs. We are continually monitoring and looking for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Our total deposits as of September 30, 2019, were $13.47 billion, an increase of $1.07 billion from December 31, 2018. The increase was primarily due to the Reliance Bank merger, however, we also achieved organic core deposit growth for the first nine months of 2019. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $10.4 billion at September 30, 2019, compared to $9.5 billion at December 31, 2018, a $879.3 million increase. Total time deposits increased $190.0 million to $3.1 billion at September 30, 2019, from $2.9 billion at December 31, 2018. We had $1.1 billion and $1.4 billion of brokered deposits at September 30, 2019, and December 31, 2018, respectively.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.45 billion and $1.70 billion at September 30, 2019 and December 31, 2018, respectively. The outstanding balance for September 30, 2019 includes $1.1 billion in FHLB short-term advances, $13.4 million in FHLB long-term advances, $330.0 million in subordinated notes and $24.2 million of trust preferred securities and other subordinated debt. FHLB short-term advances mostly consist of FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. The Company’s FOTO advances outstanding at the end of the third quarter have ten to fifteen year maturity dates with lockout periods that have expired and, as a result, are considered and monitored by the Company as short-term advances. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

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

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed in an acquisition. In October 2018, we entered into a First Amendment to the Credit Agreement with U.S. Bank National Association, which primarily extended the expiration date to October 2019 and reduced the $75.0 million to $50.0 million. In December 2018, we entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants are evaluated on a consolidated basis. All amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company were due and payable on October 4, 2019. The balance due under the Credit Agreement at September 30, 2019 and October 4, 2019 was $0. The Company did not renew the Credit Agreement upon the expiration date.

During 2018, the Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness, including the $75.0 million outstanding balance on the Credit Agreement, $43.3 million in notes payable, $94.9 million in trust preferred securities and $19.1 million in subordinated debt.

CAPITAL

Overview

At September 30, 2019, total capital was $2.55 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2019, our common equity to assets ratio was 14.34% compared to 13.58% at year-end 2018.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On January 18, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s outstanding Class A common stock, $0.01 par value (“Common Stock”), in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018. The new shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on February 9,

2018. All previously reported share and per share data included in filings subsequent to February 8, 2018 are restated to reflect the retroactive effect of this two-for-one stock split.

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

On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares of Common Stock from 120,000,000 to 175,000,000.

On April 12, 2019, as part of the acquisition of Reliance, the Company issued 40,000 shares of Simmons Series A Preferred Stock and 2,000.02 shares Simmons Series B Preferred Stock in exchange for the outstanding shares of Reliance’s Series A Preferred Stock and Series B Preferred Stock. On May 13, 2019, the Company redeemed all of the preferred stock, including accrued and unpaid dividends.

Stock Repurchase

Through third quarter 2019, we had a stock repurchase program in place which authorized the repurchase of up to 1,700,000 (split adjusted) of Common Stock. As previously discussed in Note 22, Subsequent Events, of the accompanying Condensed Notes to Consolidated Financial Statements, on October 22, 2019, we announced a new stock repurchase program which replaces the previous program and under which we may repurchase up to $60,000,000 of our Common Stock currently issued and outstanding. We may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the new stock repurchase program will be determined by management at its discretion based on a variety of factors. We anticipate funding for this new stock repurchase program to come from available sources of liquidity, including cash on hand and future cash flow. We had no stock repurchases pursuant to the repurchase program during the first nine months of 2019 or 2018.

Cash Dividends

We declared cash dividends on our common stock of $0.48 per share for the first nine months of 2019 compared to $0.45 per share for the first nine months of 2018, an increase of $0.03, or 7%. On October 22, 2019, the Board of Directors declared a regular $0.16 per share quarterly cash dividend payable January 6, 2020, to shareholders of record December 16, 2019. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders and the funding of debt obligations. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by the bank subsidiary is subject to various regulatory limitations. See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosure About Market Risk for additional information regarding the parent company’s liquidity. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising via, among other things, equity or debt offerings.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2019, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2019 and December 31, 2018 are presented in Table 12 below:

Table 12:  Risk-Based Capital

(Dollars in thousands)	September 30, 2019	December 31, 2018
Tier 1 capital:
Stockholders’ equity	$2,547,071	$2,246,434
Goodwill and other intangible assets	(1,013,309)	(912,428)
Unrealized (gain) loss on available-for-sale securities, net of income taxes	(23,709)	27,374
Total Tier 1 capital	1,510,053	1,361,380
Tier 2 capital:
Trust preferred securities and subordinated debt	354,223	353,950
Qualifying allowance for loan losses	74,455	63,608
Total Tier 2 capital	428,678	417,558
Total risk-based capital	$1,938,731	$1,778,938

Risk weighted assets	$14,725,571	$13,326,832

Assets for leverage ratio	$16,681,527	$15,512,042

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	10.25%	10.22%
Tier 1 leverage ratio	9.05%	8.78%
Tier 1 risk-based capital ratio	10.25%	10.22%
Total risk-based capital ratio	13.17%	13.35%
Minimum guidelines:
Common equity Tier 1 ratio	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $354.2 million is included as Tier 2 and total capital as of September 30, 2019.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See the Recently Issued Accounting Standards section in Note 1, Preparation of Interim Financial Statements, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s ongoing financial position and results of operation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “believe,” “budget,” “expect,” “foresee,” “anticipate,” “intend,” “indicate,” “target,” “estimate,” “plan,” “project,” “continue,” “contemplate,” “positions,” “prospects,” “predict,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” “might” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, the adequacy of the allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements (including, without limitation, the CECL methodology and its anticipated effect on the provision and allowance for credit losses), income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of future litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating or expansion and acquisition strategy (including difficulties integrating The Landrum Company into the Company’s business), the effects of future economic conditions, including unemployment levels and slowdowns in economic growth, governmental monetary and fiscal policies, as well as legislative and regulatory changes; real estate values; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; changes in the assumptions, forecasts, models, and methodology used to calculate the expected impact of CECL on the Company’s financial statements; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for loans and other real estate owned; and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s annual report on Form 10-K for the year ended December 31, 2018, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

RECONCILIATION OF NON-GAAP MEASURES

The tables below present computations of core earnings (net income excluding non-core items {merger related costs, early retirement program costs and the one-time costs of branch right sizing}) and diluted core earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible equity (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

We believe the exclusion of these non-core items in expressing earnings and certain other financial measures, including “core earnings,” provides a meaningful basis for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business because management does not consider these non-core items to be relevant to ongoing financial performance. Management and the Board of Directors utilize “core earnings” (non-GAAP) for the following purposes:

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

We have $1.0 billion and $937.0 million total goodwill and other intangible assets for the periods ended September 30, 2019 and December 31, 2018, respectively. Because of our high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

We believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that is applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to identify and approve each item that qualifies as non-core to ensure that the Company’s “core” results are properly reflected for period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes non-core items does not represent the amount that effectively accrues directly to stockholders (i.e., non-core items are included in earnings and stockholders’ equity). Additionally, similarly titled non-GAAP financial measures used by other companies may not be computed in the same or similar fashion.

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income available to common stockholders	$81,826	$55,193	$185,119	$160,067
Non-core items:
Merger related costs	2,556	804	11,548	3,980
Early retirement program	177	—	3,464	—
Branch right sizing	160	970	3,092	1,049
Tax effect (1)	(756)	(463)	(4,731)	(1,314)
Net non-core items	2,137	1,311	13,373	3,715
Core earnings (non-GAAP)	$83,963	$56,504	$198,492	$163,782

Diluted earnings per share(2)	$0.84	$0.59	$1.94	$1.72
Non-core items:
Merger related costs	0.04	0.01	0.12	0.04
Early retirement program	—	—	0.04	—
Branch right sizing	—	0.01	0.03	0.01
Tax effect (1)	(0.01)	—	(0.05)	(0.01)
Net non-core items	0.03	0.02	0.14	0.04
Diluted core earnings per share (non-GAAP)	$0.87	$0.61	$2.08	$1.76
_______________________________________

(1)	Effective tax rate of 26.135%.

(2)	See Note 16, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	September 30, 2019	December 31, 2018
Total common stockholders’ equity	$2,547,071	$2,246,434
Intangible assets:
Goodwill	(926,648)	(845,687)
Other intangible assets	(101,149)	(91,334)
Total intangibles	(1,027,797)	(937,021)
Tangible common stockholders’ equity	$1,519,274	$1,309,413
Shares of common stock outstanding	96,613,855	92,347,643

Book value per common share	$26.36	$24.33

Tangible book value per common share (non-GAAP)	$15.73	$14.18

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(In thousands, except per share data)	September 30, 2019	December 31, 2018
Total common stockholders’ equity	$2,547,071	$2,246,434
Intangible assets:
Goodwill	(926,648)	(845,687)
Other intangible assets	(101,149)	(91,334)
Total intangibles	(1,027,797)	(937,021)
Tangible common stockholders’ equity	$1,519,274	$1,309,413

Total assets	$17,758,511	$16,543,337
Intangible assets:
Goodwill	(926,648)	(845,687)
Other intangible assets	(101,149)	(91,334)
Total intangibles	(1,027,797)	(937,021)
Tangible assets	$16,730,714	$15,606,316

Ratio of common equity to assets	14.34%	13.58%
Ratio of tangible common equity to tangible assets (non-GAAP)	9.08%	8.39%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net interest income	$150,164	$142,968	$437,546	$414,771
FTE adjustment	1,843	1,393	5,150	3,831
Fully tax equivalent net interest income	152,007	144,361	442,696	418,602
Total accretable yield	(9,322)	(10,006)	(26,144)	(31,413)
Core net interest income	$142,685	$134,355	$416,552	$387,189

Average earning assets – quarter-to-date	$15,831,432	$14,373,253	$15,326,432	$13,837,639

Net interest margin	3.81%	3.98%	3.86%	4.04%
Core net interest margin (non-GAAP)	3.58%	3.71%	3.63%	3.74%

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2019, undivided profits of Simmons Bank were approximately $629.6 million, of which approximately $128.8 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, the bank subsidiary has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $3.1 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 98.2% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 2.24% and 4.64%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points and 200 basis points would result in a negative variance in net interest income of (2.37)% and (3.40)%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2019:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	4.64%
Up 100 basis points	2.24%
Down 100 basis points	(2.37)%
Down 200 basis points	(3.40)%

Item 4.	Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:	Other Information

Item 1.	Legal Proceedings

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2018 Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations. The risks described are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information concerning our purchases of Common Stock for the periods indicated is as follows:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2019 - July 31, 2019	1,394	$23.22	—	308,272
August 1, 2019 - August 31, 2019	—	—	—	308,272
September 1, 2019 - September 30, 2019	2,001	25.11	—	308,272
Total	3,395	$24.33	—	308,272

(1)
Total number of shares purchased consists of 3,395 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

(2)
On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares of Common Stock. The Company had no repurchases of its Common Stock during the three months ended September 30, 2019. On October 22, 2019, the Company announced a new stock repurchase program, replacing the previous stock repurchase program, under which the Company may repurchase up to $60,000,000 of Common Stock currently issued and outstanding. The new stock repurchase program will terminate on October 31, 2021 (unless terminated sooner).

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

2.9
Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation for March 4, 2019 (File No. 333-229378)).

2.10
Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for July 30, 2019 (File No. 000-06253)).

3.1
Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on October 29, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 1, 2019 (File No. 000-06253)).

3.2
As Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-233559) filed by Simmons First National Corporation on August 30, 2019 (File No. 000-06253)).

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

15.1	Awareness Letter of BKD, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*

32.3
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Controller and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 7, 2019	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	November 7, 2019	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President,
Chief Financial Officer, Chief Operating Officer
and Treasurer

Date:	November 7, 2019	/s/ David W. Garner
David W. Garner
Executive Vice President, Controller
and Chief Accounting Officer