Form 10-K
period 2019-12-31
SIMMONS FIRST NATIONAL CORP
filed 2020-02-27
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2019, was $2,187,379,555 based upon the last trade price as reported on the Nasdaq Global Select Market® of $23.26.
The number of shares outstanding of the Registrant’s Common Stock as of February 25, 2020, was 113,281,297.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Registrant to be held on April 23, 2020, are incorporated by reference into Part III of this Form 10-K.

Introduction

Simmons First National Corporation, (“Company”) has chosen to combine its Annual Report to Security Holders with its Form 10-K. The Company hopes investors find it useful to have all of this information in a single document.

SIMMONS FIRST NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “believe,” “budget,” “expect,” “foresee,” “anticipate,” “intend,” “indicate,” “target,” “estimate,” “plan,” “project,” “continue,” “contemplate,” “positions,” “prospects,” “predict,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” “might” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for loan losses, the effect of certain new accounting standards on the Company’s financial statements (including, without limitation, the Current Expected Credit Losses (“CECL”) methodology and its anticipated effect on the provision for credit losses), income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of future litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes; changes in real estate values; changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for key services; changes in the assumptions, forecasts, models, and methodology used to calculate the expected impact of CECL on the Company’s financial statements; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, fair value for loans, other real estate owned, and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation (“Company”), an Arkansas corporation organized in 1968, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The terms “we,” “us,” and “our” refer to the Company and, where appropriate, its subsidiaries. The Company is headquartered in Pine Bluff, Arkansas, and had total consolidated assets of $21.3 billion, total consolidated loans of $14.4 billion, total consolidated deposits of $16.1 billion and equity capital of $3.0 billion as of December 31, 2019. The Company, through its subsidiaries, provides banking and other financial products and services in markets located in Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

We seek to build shareholder value by, among other things, focusing on strong asset quality, maintaining strong capital, managing our liquidity position, improving our operational efficiency and opportunistically growing our business, both organically and through acquisitions of other financial institutions. Our business philosophy centers on building strong, deep customer relationships through excellent customer service and integrity in our operations. While we have grown in recent years into a regional financial institution, and one of the largest bank/financial holding companies headquartered in the State of Arkansas, we continue to emphasize, where practicable, a community-based mindset focused on local associates responding to local banking needs and making business decisions in the markets they serve. Those efforts, though, are buttressed by experienced, centralized support functions in select, critical areas. While we serve a variety of customers and industries, we are not dependent on any single customer or industry.

Subsidiary Bank

The Company’s lead subsidiary, Simmons Bank, is an Arkansas state-chartered bank that has been in operation since 1903. Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers.

As a result of the Company’s merger with The Landrum Company (“Landrum”), in October 2019, the Company acquired Landmark Bank, a Missouri state-chartered bank. Landmark Bank operated locations in Missouri, Oklahoma and Texas and merged with and into Simmons Bank on February 14, 2020, with Simmons Bank as the surviving entity, upon completion of the systems conversion.

Simmons Bank provides banking and other financial products and services to individuals and businesses using a network of approximately 251 financial centers in Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. Simmons Bank offers commercial banking products and services to business and other corporate customers. Simmons Bank extends loans for a broad range of corporate purposes, including financing commercial real estate, construction of particular properties, commercial and industrial uses, acquisition and equipment financings, and other general corporate needs. Simmons Bank also engages in small business administration (“SBA”) and agricultural finance lending, and it offers corporate credit card products, as well as deposit and treasury management services.

In addition, Simmons Bank offers a variety of consumer banking products and services, including savings, time, and checking deposit products; ATM and ITM services; internet and mobile banking platforms; overdraft facilities; real estate, home equity, and other consumer loans and lines of credit; consumer credit card products; and safe deposit boxes. Simmons Bank also maintains a networking arrangement with a third-party broker-dealer that offers brokerage services to Simmons Bank customers, as well as a trust department that provides a variety of trust, investment, agency, and custodial services for individual and corporate clients (including, among other things, administration of estates and personal trusts, and management of investment accounts).

Community Bank Strategy

Historically, the Company utilized separately chartered community bank subsidiaries to provide full-service banking products and services across our footprint. During 2014, we consolidated all separately chartered banks into Simmons Bank in order to more effectively meet the increased regulatory burden facing banks, reduce certain operating costs, and more efficiently perform operational duties. After the charter consolidation, Simmons Bank has operated using a divisional structure based on geography as a way to continue to maintain a locally-oriented, community-based organization. Currently, Simmons Bank has the following six operating divisions, which are composed of various community banking groups:

Division	Community Banking Groups
Arkansas Communities
Pine Bluff, South Arkansas (Lake Village/El Dorado), North Central Arkansas (Conway), Northeast Arkansas (Jonesboro), East Central Arkansas (Searcy), River Valley (Fort Smith/Russellville) and Hot Springs

Central Arkansas	Little Rock Metropolitan Statistical Area
Western	Stillwater, Oklahoma City, Tulsa, Southeast Oklahoma, Wichita, and Northwest Arkansas, (Fayetteville/Rogers/Springdale/Bentonville)
Tennessee	West Tennessee (Jackson/Union City), Southwest Tennessee (Memphis), Middle Tennessee (Nashville), and East Tennessee (Knoxville)
Missouri	St. Louis, Kansas City, Central Missouri (Columbia), Southwest Missouri (Springfield), and Southeast Missouri
Texas	Fort Worth, Dallas, and North Dallas

Growth Strategy

Over the past 30 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990 we have completed 18 whole bank acquisitions, one trust company acquisition, five bank branch deals, one bankruptcy (363) acquisition, four FDIC failed bank acquisitions and four Resolution Trust Corporation failed thrift acquisitions. The following summary provides additional details concerning our acquisition activity during the previous five fiscal years.

In February 2015, we completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), including its wholly-owned bank subsidiary, Liberty Bank. Liberty was headquartered in Springfield, Missouri, served southwest Missouri and had total assets of $1.1 billion. The acquisition enhanced Simmons Bank’s presence not only in southwest Missouri but also in the St. Louis and Kansas City metropolitan areas. The acquisition also allowed us the opportunity to provide services that we had not previously offered in these areas such as trust and securities brokerage services. In addition, Liberty’s expertise in SBA lending enhanced our commercial offerings throughout our geographies. We merged Liberty Bank into Simmons Bank and completed the systems conversion in April 2015.

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

In April 2019, we completed the acquisition of Reliance Bancshares, Inc. (“Reliance”), headquartered in Des Peres, Missouri -part of the greater St. Louis metropolitan area, including its wholly-owned bank subsidiary, Reliance Bank. We acquired approximately $1.5 billion in assets and added 22 branches to the Simmons Bank footprint, substantially enhancing our retail presence within the St. Louis market, and entering the state of Illinois for the first time. The systems conversion was completed in April 2019, at which time Reliance Bank was merged into Simmons Bank.

In October 2019, we completed the acquisition of Landrum, headquartered in Columbia, Missouri, including its wholly-owned bank subsidiary, Landmark Bank. We acquired approximately $3.4 billion in assets and further strengthened our position in Missouri, Oklahoma and Texas. The systems conversion was completed in February 2020, at which time Landmark Bank merged into Simmons Bank. In connection with the systems conversion, we closed five existing Landmark Bank branches.

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

We expect that our target areas for acquisitions will continue to be primarily banks operating in growth markets within our existing footprint of Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas markets. In addition, we will pursue opportunities with financial service companies with specialty lines of business and branch acquisitions within the existing markets as and when they arise.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates those transactions. The senior management teams of both our parent company and bank have had extensive experience during the past 30 years in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks.

The process of merging or acquiring banking organizations is extremely complex; it requires a great deal of time and effort from both buyer and seller. The business, legal, operational, organizational, accounting, and tax issues all must be addressed if the merger or acquisition is to be successful. Throughout the process, valuation is an important input to the decision-making process, from initial target analysis through integration of the entities. Merger and acquisition strategies are vitally important in order to derive the maximum benefit out of a potential deal.

Strategic reasons with respect to negotiated community bank mergers and acquisitions include, among other things:

•Potentially retaining the target institution’s senior management and providing them with an appealing level of autonomy post-integration. We intend to continue to pursue negotiated community bank acquisitions, and we believe that our history with respect to such acquisitions has positioned us as an acquirer of choice for community banks.
•Encouraging acquired community banks, their boards and associates to maintain their community involvement, while empowering the banks to offer a broader array of financial products and services. We believe this approach leads to enhanced profitability after the acquisition.
•Taking advantage of future opportunities that can be exploited when the two companies are combined. Companies need to position themselves to take advantage of emerging trends in the marketplace.
•Strengthening the bench. One company may have a major weakness (such as poor distribution or service delivery) whereas the other company has some significant strength. By combining the two companies, each company fills in strategic gaps that are essential for long-term survival.
•Acquiring human resources and intellectual capital can help improve innovative thinking and development within the Company.
•Acquiring a regional or multi-state bank can provide the Company with access to emerging/established markets and/or increased products and services.
•Providing additional scale and market share within our existing footprint.

Loan Risk Assessment

As part of our ongoing risk assessment and analysis, the Company utilizes credit policies and procedures, internal credit expertise and several internal layers of review. The internal layers of ongoing review include Division Presidents, Division and Senior Credit Officers, the Chief Credit Officer and Corporate Credit Officer, Division Loan Committees, an Agriculture Loan Committee, an Executive Loan Committee, Senior Loan Committee, and a Directors’ Credit Committee.

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

Principal Offices and Available Information

Our principal executive offices are located at 501 Main Street, Pine Bluff, Arkansas 71601, and our telephone number is (870) 541-1000. We also have corporate offices located at 601 E. 3rd Street, Little Rock, Arkansas 72201. We maintain a website at http://www.simmonsbank.com. On this website under the section “Investor Relations,” we make our filings with the Securities and Exchange Commission (“SEC”) (including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended) available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our website contains other news and announcements about the Company and its subsidiaries.

Employees

As of December 31, 2019, the Company and its subsidiaries had approximately 3,270 full time equivalent employees. None of the employees is represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our employees to be good and have been recognized with “Best Places to Work” awards in several of our markets.

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

As a financial holding company, we are required to file with the FRB an annual report and such additional information as may be required by law. From time to time, the FRB examines the financial condition of the Company and its subsidiaries. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FRB, through civil and criminal sanctions, is authorized to exercise enforcement powers over bank holding companies (including financial holding companies) and non-banking subsidiaries, to limit activities that represent unsafe or unsound practices or constitute violations of law.

Federal law also requires the Company to act as a source of financial and managerial strength for our bank subsidiary and to commit resources to support that subsidiary. This support may be required by federal banking agencies even at times when a bank holding company may not have the resources to provide the support. Further, if the FRB believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of its subsidiary bank, then the FRB could require that bank holding company to terminate the activities, liquidate the assets or divest the affiliates. Federal banking agencies, including the FRB, may require these and other actions in support of a subsidiary bank even if such actions are not in the best interests of the bank holding company or its stockholders.

We are subject to certain laws and regulations of the State of Arkansas applicable to financial and bank holding companies, including examination and supervision by the Arkansas Bank Commissioner. Under Arkansas law, a financial or bank holding company is prohibited from owning more than one subsidiary bank if any subsidiary bank owned by the holding company has been chartered for less than five years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 25% of the capital stock of any other bank located in Arkansas. No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the state of Arkansas, excluding deposits of other banks and public funds.

Federal legislation allows bank holding companies (including financial holding companies) from any state to acquire banks located in any state without regard to state law, provided that the holding company (1) is well capitalized, (2) is well managed, (3) would not control more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in such state, and (4) such bank has been in existence at least five years if so required by the applicable state law.

The principal source of the Company’s liquidity is dividends from Simmons Bank, the payment of which is subject to certain limitations imposed by federal and state laws. The approval of the Arkansas Bank Commissioner is, for instance, required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At December 31, 2019, Simmons Bank had approximately $160.2 million available for payment of dividends to the Company, without prior regulatory approval. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods

In 2019, final rules were adopted that, among other things, eliminated a prior approval requirement in the Basel III Capital Rules (discussed below) for a bank holding company to repurchase shares of its common stock, provided that the bank holding company is well capitalized both before and after the proposed repurchase, well-managed, and not the subject of any unresolved supervisory issues. However, a bank holding company’s repurchases of shares of its common stock may, in certain circumstances, be subject to approval or notice requirements under other regulations, policies, or supervisory expectations of the bank holding company’s regulators and must comply with all applicable state and federal corporate and securities laws and regulations.

Subsidiary Bank

Simmons Bank is an Arkansas state-chartered bank and a member of the Federal Reserve System through the Federal Reserve Bank of St. Louis. Due to the Company’s typical acquisition process, there may be brief periods of time during which the Company may operate another subsidiary bank that the Company acquired through a merger with a target bank holding company as a separate subsidiary while preparing for the merger and integration of that subsidiary bank into Simmons Bank. However, it is the Company’s intent to generally maintain Simmons Bank as the Company’s sole subsidiary bank.

The lending powers of the subsidiary bank are generally subject to certain restrictions, including the amount which may be loaned to a single borrower. Our subsidiary bank is a member of the FDIC, which provides insurance on deposits of each member bank up to applicable limits by the Deposit Insurance Fund. For this protection, our bank pays a statutory assessment to the FDIC each year.

Furthermore, as a member of the Federal Reserve System, our subsidiary bank is required by law to maintain reserves against its transaction deposits. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The total of reserve balances was approximately $94.0 million as of December 31, 2019.

Transactions with Affiliates and Insiders

Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, and any companies which are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.

Further, Section 22(h) of the Federal Reserve Act and its implementing Regulation O restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of a majority of the board of directors. Further, under Section 22(h) of the Federal Reserve Act, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

As a result, our subsidiary bank is limited in its ability to make extensions of credit to the Company, investing in the stock or other securities of the Company, and engaging in other affiliated financial transactions with the Company.

Potential Enforcement Action for Bank Holding Companies and Banks

Enforcement proceedings seeking civil or criminal sanctions may be instituted against any bank, any financial or bank holding company, any director, officer, employee or agent of the bank or holding company, which is believed by the federal banking agencies to be violating any administrative pronouncement or engaged in unsafe and unsound practices. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of a bank’s deposit insurance; the appointment of a conservator or receiver for a bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Effective January 1, 2015, the Company and its subsidiary bank became subject to new capital regulations (“Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. banks. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with the Basel III Capital Rules’ requirements was phased in over a multi-year schedule, which was completed in 2019. For a tabular summary of our risk-weighted capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” and Note 23, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

The Basel III Capital Rules include a common equity Tier 1 capital to risk-weighted assets (“CET1”) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The Company and its subsidiary bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements.

A banking organization’s qualifying total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital is an amount equal to the sum of common stockholders’ equity, hybrid capital instruments (instruments with characteristics of debt and equity) in an amount up to 25% of Tier 1 Capital, certain preferred stock and the minority interest in the equity accounts of consolidated subsidiaries. For bank holding companies and financial holding companies, goodwill (net of any deferred tax liability associated with that goodwill) may not be included in Tier 1 Capital. Identifiable intangible assets may be included in Tier 1 Capital for banking organizations, in accordance with certain further requirements. At least 50% of the banking organization’s total regulatory capital must consist of Tier 1 Capital.

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

Accordingly, under the fully-phased in Basel III Capital Rules, the capital standards applicable to the Company include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (1) CET1 to risk-weighted assets of at least 7%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) Total capital to risk-weighted assets of at least 10.5%.

Prompt Corrective Action

The Basel III Capital Rules also affected the FDIC’s prompt correction action standards. Those standards seek to address problems associated with undercapitalized financial institutions and provide for five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

For purposes of prompt corrective action, to be:

•well capitalized, a bank must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%;
•adequately capitalized, a bank must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%;
•undercapitalized, a bank would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%;
•significantly undercapitalized, a bank would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; and
•critically undercapitalized, a bank would have a ratio of tangible equity to total assets that is less than or equal to 2%.
Institutions that fall into the latter three categories are subject to restrictions on their growth and are required to submit a capital restoration plan. There is also a method by which an institution may be downgraded to a lower capital category based on supervisory factors other than capital. As of December 31, 2019, Simmons Bank was “well capitalized” based on the aforementioned ratios.

Federal Deposit Insurance Corporation Improvement Act

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more “special assessments,” as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose. As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary according to the level of risk incurred in the bank’s activities. The risk category and risk-based assessment for a bank is determined, in part, from its prompt corrective action, as well capitalized, adequately capitalized or undercapitalized. Please refer to the section below titled “FDIC Deposit Insurance and Assessments” for more information.

Pursuant to the FDICIA and Federal Deposit Insurance Act (“FDIA”), the federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC and the Deposit Insurance Fund. At its most recent regulatory examinations in 2019, the Company’s subsidiary bank was determined to be well capitalized under these regulations.

The federal banking agencies are also required by FDICIA to prescribe standards for banks and bank holding companies (including financial holding companies) relating to operations and management, asset quality, earnings, stock valuation and compensation. A bank or bank holding company that fails to comply with such standards will be required to submit a plan designed to achieve compliance. If no plan is submitted or the plan is not implemented, the bank or holding company would become subject to additional regulatory action or enforcement proceedings.

A variety of other provisions included in FDICIA may affect the operations of the Company and the subsidiary bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act included provisions affecting large and small financial institutions alike, including several provisions that profoundly affected how community banks, thrifts, and small bank and thrift holding companies are regulated. Among other things, these provisions relaxed rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and revised capital requirements on bank and thrift holding companies.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (“CFPB”) as an independent entity within the Federal Reserve and provided it with the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act included a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties. The Dodd-Frank Act contained numerous other provisions affecting financial institutions of all types, many of which have an impact on our operating environment, including among other things, our regulatory compliance costs. However, the Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards that those promulgated by the CFPB. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition, or operations.

The EGRRCPA

In May 2018, the Economic Growth, Regulatory Reform, and Consumer Protection Act (“EGRRCPA”) was enacted, which, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides targeted regulatory relief to financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. The EGRRCPA relieves bank holding companies with less than $100 billion in assets, such as the Company, from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, resolution planning and enhanced liquidity and risk management requirements). Please see the section below titled “Impacts of Growth” for more information.
In addition to amending the Dodd Frank Act, the EGRRCPA also includes certain additional banking-related provisions, consumer protection provisions and securities law-related provisions. Many of the EGRRCPA’s changes have been implemented through rules finalized by the federal banking agencies over the course of 2019. These rules and their enforcement are subject to the substantial regulatory discretion of the federal banking agencies. The Company continues to evaluate the potential impact of the EGRRCPA as it is further implemented by the federal banking agencies.

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule,” restricts the ability of banking entities from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term “covered funds” is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. The EGRRCPA and the subsequently promulgated inter-agency agency rules have aimed at simplifying and tailoring certain requirements related to the Volcker Rule.
Brokered Deposits

Section 29 of the FDIA and the FDIC regulations promulgated thereunder limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is well capitalized or, with the FDIC’s approval, adequately capitalized. However, a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than well capitalized. In December 2019, the FDIC issued a notice of proposed rulemaking to modernize its brokered deposit regulations. At this time, it is difficult to predict what changes, if any, to the brokered deposit regulations will actually be implemented or the effect of such changes, if any, on our subsidiary bank.

FDIC Deposit Insurance and Assessments

Our customer deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per separately insured depositor. Simmons Bank is required to pay deposit insurance assessments to maintain the DIF. Because Simmons Bank’s assets exceed $10 billion, its deposit insurance assessment is based on a scoring system that examines the institution’s supervisory ratings and certain financial measures. The scoring system assesses risk measures to produce two scores, a performance score and a loss severity score, that are combined and converted to an initial assessment rate. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors not adequately captured in the calculations.

As described above in the section titled “Potential Enforcement Action for Bank Holding Companies and Banks,” the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires that federal banking agencies evaluate the record of each financial institution in meeting the credit needs of the market areas they serve, including low and moderate-income individuals and communities. These activities are also considered in connection with, among other things, applications for mergers, acquisitions and the opening of a branch or facility, and negative results of these evaluations could prevent us from engaging in these types of transactions. Simmons Bank received a “satisfactory” CRA rating during its most recent exam.

In December 2019, the Office of the Comptroller of the Currency (“OCC”), the primary federal regulatory of national banks and federal savings associations, and the FDIC issued a joint notice of proposed rulemaking to modernize the regulations implementing the CRA. Under the rulemaking, the OCC and FDIC intend to (i) clarify which activities qualify for CRA credit, (ii) update where activities count for CRA credit, (iii) create a more transparent and objective method for measuring CRA performance, and (iv) provide for more transparent, consistent, and timely CRA-related data collection, record keeping, and reporting. Importantly, the FRB did not join the OCC and FDIC in connection with the proposed rulemaking. At this time, it remains unclear what impact, if any, the joint proposal of the OCC and FDIC will have on state member banks regulated by the FRB, such as our subsidiary bank. The Company expects to monitor developments with respect to this rulemaking and assess the impact, if any, of the proposed changes to the CRA regulations.

Financial Privacy and Data Security

The Company is subject to federal laws, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), and certain state laws containing consumer privacy protection and data security provisions. These federal and state laws, and the rules and regulations promulgated thereunder impose restrictions on our ability to disclose non-public information concerning consumers to nonaffiliated third parties. These laws, rules and regulations also mandate the distribution of privacy policies to consumers, as well as provide consumers an ability to prevent our disclosure of their information under certain circumstances.

In addition, the GLBA requires that financial institutions, such as our subsidiary bank, implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information and data. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are also required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information.

Although these laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with all of the laws, regulations, and reporting obligations may require significant resources of the Company and our subsidiary bank, these laws and regulations do not materially affect our products, services or other business activities.

Anti-Money Laundering and Anti-Terrorism

Simmons Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (also known as the “PATRIOT Act”), the Bank Secrecy Act (“BSA”) and rules and regulations of the Office of Foreign Assets Control (“OFAC”).

Under Title III of the PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws.

Among other things, Simmons Bank is required to establish an anti-money laundering (“AML”) program which includes the designation of a BSA officer, the establishment and maintenance of BSA/AML training, the establishment and maintenance of BSA/AML policies and procedures, independent testing of the AML program, and compliance with customer due diligence requirements. Our subsidiary bank must also employ enhanced due diligence under certain conditions. Compliance with BSA/AML requirements is routinely examined by regulators, and failure of a financial institution to meet its requirements in combating AML and anti-terrorism activities could result in severe penalties for the institution, including, among other things, the inability to receive the requisite regulatory approvals for mergers and acquisition.

Further, OFAC administers economic sanctions imposed by the federal government that affect transactions with foreign countries, individuals, and others (as the “OFAC Rules”). The OFAC Rules target many countries as well as specially designated nationals and blocked persons (collectively, “SDNs”) and take many different forms. Blocked assets (property and bank deposits) that are associated with such countries and SDNs cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with the OFAC Rules can result in serious legal and reputational consequences.
Federal Home Loan Bank of Dallas
Simmons Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), which is one of 11 regional Federal Home Loan Banks (“FHLBs”) that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region and makes loans to its members in accordance with policies and procedures established by the board of directors of that FHLB. As a member, Simmons Bank must purchase and maintain stock in FHLB-Dallas. At December 31, 2019, Simmons Bank’s total investment in FHLB-Dallas was $66.3 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and our subsidiary bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized as of year-end 2019. When the regulations are adopted - and if they are adopted in the form initially proposed - they will restrict the manner in which executive compensation is structured and may impact the Company’s ability to structure incentive compensation.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The Company gives stockholders a non-binding vote on executive compensation annually.

Impacts of Growth

During 2017, through internal growth and through acquisitions, the consolidated assets of the Company exceeded the $10 billion threshold, which resulted in several regulatory changes for the Company and Simmons Bank.

Among other things, the Dodd-Frank Act, through the Durbin Amendment, and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction. The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank became subject to the interchange rate cap effective July 1, 2018. Because of the cap, Simmons Bank received approximately $6.8 million less in debit card fees on a pre-tax basis in the last six months of 2018 and approximately $6.4 million less on a pre-tax basis during the first six months of 2019.

As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply, and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt is included as total Tier 2 capital.

The Dodd-Frank Act also previously required banks and bank holding companies with more than $10 billion in assets to adhere to certain enhanced prudential standards, including requirements to conduct annual stress tests, report the results to regulators and publicly disclose such results. However, as a result of regulatory reform finalized following passage of the EGRRCPA, the Company and Simmons Bank are no longer required to conduct an annual stress test of capital under the Dodd-Frank Act. Further, as a result of passage of the EGRRCPA, bank holding companies with less than $100 billion in assets, such as the Company, are exempt from the resolution planning, enhanced liquidity standards, and risk management requirements imposed under Section 165 of the Dodd-Frank Act. In anticipation of becoming subject to these requirements, the Company and Simmons Bank had begun the necessary preparations, including undertaking a gap analysis, implementing enhancements to the audit and compliance departments, and investing in various information technology systems. Notwithstanding that federal banking agencies will not take action with respect to these enhanced prudential standards, the Company and its subsidiary bank will continue to review their capital planning and risk management practices in connection with the regular supervisory processes of the FRB.

Additionally, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank will continue to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, all of which impacts the operations of Simmons Bank.

Pending Legislation

Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress and state legislatures often consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions and of those chartered in a particular state legislature’s jurisdiction. We cannot predict whether or in what form any proposals will be adopted or the extent to which our business may be affected.

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

Changes in monetary policy, including changes in interest rates, could adversely affect our profitability.

Changes in the credit policies of monetary authorities, particularly the Federal Reserve, could significantly impact our financial performance. For instance, changes in the nature of open market transactions in U.S. government securities, the discount rate or the federal funds rate on bank borrowings, and reserve requirements against bank deposits, could lead to increases in the costs associated with our business. In addition, such changes could influence the interest we receive on loans and securities and the amount of interest we pay on deposits. If the interest rates we pay on deposits increases at a faster rate than the interest we receive on loans and other investments, then our net interest income could be adversely affected. Due to the changing conditions in the national economy, we cannot predict with certainty how future changes in interest rates, deposit levels, and loan demand will impact our business and profitability.

Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”) and other benchmark rates are determined could adversely impact our business and results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans, extend beyond 2021. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on these various products and contracts. We also continue to monitor the transition relief being considered by the Financial Accounting Standards Board (“FASB”) concerning the accounting for contract modifications and hedge accounting.

Financial legislative and regulatory initiatives could adversely affect the results of our operations.

We are subject to extensive governmental regulation, supervision, legislation, and control. For instance, in response to the financial crisis affecting the banking system and financial markets, the Dodd-Frank Act was enacted in 2010, as well as several programs that have been initiated by the U.S. Treasury, the FRB, and the FDIC.     See “Item 1. Business - Supervision and Regulation” included herein for more information regarding regulatory burden and supervision.

Some of the provisions of legislation and regulation that have adversely impacted the Company include the “Durbin Amendment” to the Dodd-Frank Act, which mandates a limit to debit card interchange fees, and Regulation E amendments to the EFTA regarding overdraft fees. Future financial legislation and regulatory initiatives can limit the type of products we offer, the methods by which we offer them, and the prices at which they are offered. These provisions can also increase our costs in offering these products.

The CFPB, Federal Reserve, and Arkansas State Bank Department have broad rulemaking, supervisory and examination authority, as well as data collection and enforcement powers. The scope and impact of the regulators’ actions can significantly impact the operations of the Company and the financial services industry in general.

These laws, regulations, and changes can increase our costs of regulatory compliance. They also can significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The ultimate impact of the provisions in legislative and regulatory initiatives on the Company’s business and results of operations also depends upon regulatory interpretation and rulemaking. As a result, we are unable to predict the ultimate impact of future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.

Consumers may not use community banks to meet their financial needs.

Advancements in technology have created the ability for financial transactions that have historically often involved community banks to be conducted through alternative channels. For example, consumers can now hold funds in brokerage accounts and Internet-only banks, or indeed with essentially any bank that provides for online account opening and online banking. Consumers can also complete transactions such as the purchase or sale of goods and services, the payment of bills, and the transfer of funds without the direct assistance of banks. The resulting increased competition could result in the loss of fee income and customer deposits, which could negatively impact our financial condition, results of operations, and liquidity. It could also require additional, costly investments in technology to remain competitive.

We are subject to fraud risk, which could have a material adverse effect on our business and results of operations.

Fraud is a major, and increasing, operational risk, particularly for financial institutions. We continue to experience fraud attempts and losses through, for example, deposit fraud (such as wire fraud and check fraud) and loan fraud. Fraud may also arise from the misconduct of our employees. The methods used to perpetrate and combat fraud continue to evolve, particularly as advances in technology occur. While we seek to be vigilant in the prevention, detection, and remediation of fraud events, some fraud loss is unavoidable, and the risk of major fraud loss cannot be eliminated.

Risks Related to Our Business

Our concentration of banking activities in Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular local markets in which we operate.

Our subsidiary bank operates primarily within the states of Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these eight states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

The mismanagement of our credit risks could result in serious harm to our business.

There are a variety of risks inherent in making loans, including, among others, risks inherent with dealing with borrowers and guarantors, risks associated with potential future changes in the value of the collateral supporting the loans, the risk that a loan may not be repaid, and the risks associated with changes in economic or industry conditions. As part of our ongoing efforts to minimize these credit-related risks, we utilize credit policies and procedures, internal credit expertise and several internal layers of review for the loans we make. We also actively monitor our concentrations of loans and carefully evaluate the credit underwriting practices of acquired institutions. However, there can be no assurance that these underwriting and monitoring procedures will reduce these risks, and the inability to properly manage our credit risk could have a material adverse effect on our business, which, in turn, could impact our financial condition and results of operations.

A lack of liquidity could impair our ability to fund our business and thereby adversely affect our financial condition and results of operations.

Liquidity is a critical component of our business. To ensure adequate liquidity to fund our operations, we rely heavily on our ability to generate deposits and effectively manage both the repayment of loans and the maturity schedules of our investment securities. Our most important source of funds is deposits, but sources of funds also include, among other things, cash flows from operations, maturities and sales of investment securities, and borrowings from the Federal Reserve and Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. This could result in a lack of liquidity, which could materially and adversely affect our business.

Deteriorating credit quality in our credit card portfolio may adversely impact us.

We have a sizeable consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.86% and 1.64% of our average outstanding credit card balances for the years ended December 31, 2019 and 2018, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

We face strong competition from other banks, bank holding companies, and financial services companies.

In the markets we serve, the businesses of banking and financial services are fiercely competitive. Many of our competitors offer the same, or similar, products and services within our market areas. Some of our competitors are able to offer a broader range of products and services than we do. These competitors include banks with nationwide presences, regional banks, and community banks (who may have greater flexibility in their operational strategies than we possess). We also face competition from many other types of financial institutions, including, among others, credit unions, finance companies, insurance companies, brokerage and investment banking firms. If we are unable to effectively compete for banking customers, we may lose loan and deposit market share, as well as experience reductions in net interest margin, fee income, and profitability, and our business, financial condition, and results of operations could be adversely affected.

Our growth and expansion strategy may not be successful, and our market value and profitability may suffer.

We have historically employed, as important parts of our business strategy, growth through acquisitions of banks and, to a lesser extent, through branch acquisitions and de novo branching. Any future acquisitions in which we might engage will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other risks:

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

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2019, we had $1.1 billion of goodwill and $127.3 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Identifiable intangible assets other than goodwill consist of core deposit intangibles, books of business, and other intangible assets. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of customer accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.

We may not maintain an appropriate allowance for loan losses.

It is likely that some portion of our loans will become delinquent, and some loans may only be partially repaid or may never be repaid. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that results from management’s review of the existing portfolio and management’s assessment of the portfolio’s collectability. Our methodology for establishing the appropriateness of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires management to make significant estimates and predictions regarding credit risks, future market conditions, and other factors, all of which are subject to material changes and may not necessarily be in our control. If our methodology is flawed, or if we experience changes in market or economic conditions, or in conditions of our borrowers’, we the allowance may become inadequate, which would result in additional provisions to increase the allowance to an appropriate level. This could negatively impact our business, including through a material decrease in our earnings. In addition, prudential regulators also periodically review our allowance for loan losses and have the ability, based on their perspective, which may be different from ours, to require that we make adjustments to the allowance, which could also have a negative effect on our results of operations or financial condition.

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

Our cost of funds may increase as a result of general economic conditions, fluctuations in interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits as we have a base of lower cost transaction deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected if we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs. Also, changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Our models and estimations may be inadequate, which could lead to significant losses and regulatory scrutiny.

To assist with the management of our credit, liquidity, operations, and compliance functions and risks, we have developed, and currently use, various models and other analytical tools, including certain estimations. The models and estimations often take into account assumptions and historical trends and are, in some case, based on subjective judgments. As such, the models and estimations may not be effective in identifying and managing risks, which could adversely impact our financial condition and results of operations. Inadequate models may also result in compliance failures, which could lead to increased scrutiny by our regulators.

We may not be able to raise the additional capital we need to grow and, as a result, our ability to expand our operations could be materially impaired.

Federal and state regulatory authorities require us and our subsidiary bank to maintain adequate levels of capital to support our operations. Many circumstances could require us to seek additional capital, such as:

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

The regulatory bodies that establish accounting standards, including, among others, FASB and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, that effective January 1, 2020, substantially changed the accounting for credit losses and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in generally accepted accounting principles (“GAAP”) for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, OCC and FDIC released a final rule to revise their regulatory capital rules to address the upcoming change to the allowance measurement and subsequent concerns related to the impact on capital and capital planning. The rule provides, and we adopted, an optional three-year phase-in period for the day-one adverse regulatory capital impact upon adoption of the standard. The adoption of the standard resulted in an overall material increase in the allowance for credit losses. However, the impact at adoption was influenced by the portfolios' composition and quality at the adoption date as well as economic conditions and forecasts at that time. It is also possible that ongoing reported earnings and lending activity will be negatively impacted in periods following adoption.

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

We are subject to litigation in the ordinary course of our business, and our associated legal expenses may adversely affect our results.

From time to time, we are subject to litigation. Litigation and claims can arise in various contexts, including, among others, our lending activities, employment practices, commercial agreements, fiduciary responsibilities, compliance programs, and other general business matters. These claims and legal actions, including supervisory actions by our regulators, could involve large amounts in controversy, significant fines or penalties, and substantial legal costs necessary for our defense. The outcome of litigation and regulatory matters, as well as the timing associated with resolving these matters, are inherently hard to predict. Substantial legal liability, which may not be insured, and significant regulatory actions against us could materially and adversely impact our business operations, including our ability to engage in mergers and acquisitions, our results of operations, and our financial condition.

Our business is heavily reliant on information technology systems, facilities, and processes; and a disruption in those systems, facilities, and processes, or a breach, including cyber-attacks, in the security of our systems, could have significant, negative impact on our business, result in the disclosure of confidential information, and create significant financial and legal exposure for us.

Our businesses are dependent on our ability and the ability of our third-party service providers to process, record and monitor a large number of transactions. If the financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, our results of operations could be materially adversely affected.

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

Despite our efforts and those of our third party service providers to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

We depend on qualified employees and key personnel to operate and lead our business, and we may not be able to attract or retain them in the future.

A critical component of our success is the ability to attract and retain highly qualified, skilled lending, operations, information technology, and other employees, as well as managers who are experienced and effective at leading their respective departments. We have an experienced group of senior management and other key personnel that our board of directors believes is capable of managing and growing our business. In many areas of the financial services industry, competition for key personnel is fierce, and the departure of those individuals from our business presents risk that we will be unable to attract and retain suitable successors, which could have a material, adverse impact on our competitive position in the marketplace.

Damage to our reputation could significantly harm our business.

Our ability to attract and retain customers, employees, and acquisition partners is influenced by our reputation. A negative opinion of our business can develop in connection with a variety of circumstances, including issues with our lending practices, regulatory compliance, risk management, corporate governance, customer service, community involvement, integration of acquired institutions, and third-party service providers. Our reputation could also be harmed through regulatory proceedings by governmental authorities, litigation, or cybersecurity events. Reputational damage could also impact our relationships with investors, our credit ratings and our ability to access capital markets.

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

A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered an unsafe and unsound banking practice or a violation of the FRB’s regulations, or both. Accordingly, if the financial condition of our subsidiary bank was to deteriorate, we could be compelled to provide financial support to our subsidiary bank at a time when, absent such FRB policy, we may not deem it advisable to provide such assistance. Under such circumstances, there is a possibility that we may not either have adequate available capital or feel sufficiently confident regarding our financial condition, to enter into acquisitions, pay dividends, or engage in other corporate activities.

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

Our business is heavily reliant on a variety of third-party service providers.

We rely on a large number of vendors to provide products and services that we need for our day-to-day operations, particularly in the areas of loan and deposit operations, information technology, and security. This reliance exposes us to the risk that the vendors will not perform in accordance with the applicable contractual arrangements or service level agreements, as well as risks resulting from defective products, poor performance of services, disruption in a product or service, or loss of a product or service if a vendor ceases doing business because of its own financial or operational difficulties. These risks, if realized, could result in significant disruptions to our business, which could have a material adverse impact on our financial condition and results of operations. While we maintain a vendor management program designed to assist in the oversight and monitoring of our third-party service providers, there can be no assurance that we will not experience service-related issues associated with our vendors.

If we are unsuccessful in developing new, and adapting our current, products and services so that they respond to changing industry standards and customer preferences, our business may suffer.

We provide a variety of commercial and consumer banking, as well as other financial, products and services designed to meet a broad range of needs. While many of these products and services are traditional both in their characteristics and their delivery channels, advancements in technology, changes in the regulatory environment, and evolving customer preferences require that we continuously evaluate the terms under which we provide our existing products and services (including, among other things, interest rates and loan covenants), the methods by which we deliver them (including the use of online and mobile banking), and the potential for new products and services in order to remain competitive. These efforts, though, could require substantial investments, and we can provide no assurance that we will develop new products and services, or adequately adapt our existing products and services, in a timely or successful manner. Our inability to do so could harm our business and adversely affect our results of operations and reputation.

Our controls and procedures may fail, or our employees may not adhere to them.

It is critical that our internal controls, disclosure controls and procedures, and corporate governance policies and procedures be effective in order to provide assurance that our financial reports and disclosures are materially accurate. A failure or circumvention of our controls and procedures, or a failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, financial condition, and results of operations, as well as cause reputational harm, which could limit our ability to access the capital markets.

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

Shares of our common stock, as well as our other securities, are not insured deposits and may lose value.

Shares of the Company’s common stock, as well as our other securities, are not savings accounts, deposits, or other obligations of any depository institution, and those shares are not insured by the FDIC or any other governmental agency or instrumentality or private insurer. Investments in shares of the Company’s common stock or other securities, therefore, are subject to investment risk, including the possible loss of principal.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal offices of the Company and of its lead bank, Simmons Bank, consist of an eleven-story office building and adjacent office space located in the central business district of the city of Pine Bluff, Arkansas. We have additional corporate offices located in Little Rock, Arkansas, including a twelve-story office building in Little Rock’s River Market district.

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company and its subsidiaries conduct financial operations from approximately 251 financial centers located in communities throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. We believe our properties to be suitable and adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

The Company and/or its subsidiaries have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the business, financial condition, or results of operations of the Company and its subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SFNC.”

As of February 25, 2020, there were 2,416 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

On October 22, 2019, we announced that our Board of Directors authorized a new stock repurchase program (the “Program”) under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. The Program will terminate on October 31, 2021 (unless terminated sooner) and replaces the previous stock repurchase program, which was announced on July 23, 2012, that authorized us to repurchase up to 1,700,000 shares of common stock. Under the Program, we repurchased shares during the fourth quarter 2019 on the open market. Information associated with the Program is included in the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	774	$24.77	—	$60,000,000
November 1 - 30, 2019	190,502	25.58	190,000	$55,140,000
December 1 - 31, 2019	201,522	26.33	200,000	$49,870,000
Total	392,798	$25.96	390,000
_________________________
(1)Total number of shares purchased includes 2,798 shares with an average price of $25.12 of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the Nasdaq Composite Index and the SNL U.S. Bank & Thrift Index. The graph assumes an investment of $100 on December 31, 2014 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered as an indication of future performance.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Simmons First National Corporation	100.00	128.87	158.94	148.70	128.26	146.07
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank & Thrift	100.00	102.02	128.80	151.45	125.81	170.04

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated selected financial data concerning the Company and should be read in conjunction with, and is qualified in its entirety by, the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP. Results from past periods are not necessarily indicative of results that may be expected for any future period.

Management believes that certain non-GAAP measures, including core diluted earnings per share, tangible book value, the ratio of tangible common equity to tangible assets, tangible stockholders’ equity, core return on average assets, core return on average common equity, return on average tangible equity, core return on average tangible equity, and efficiency ratio may be useful to analysts and investors in evaluating the performance of our Company. We have included certain of these non-GAAP measures, including cautionary remarks regarding the usefulness of these analytical tools, in this table. The consolidated selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. See the “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion of non-GAAP measures.

	Years Ended December 31,
(In thousands, except per common share data, ratios & other data)	2019	2018	2017	2016	2015
Income statement data:
Interest income	$786,645	$680,687	$395,004	$301,005	$300,948
Interest expense	181,370	128,135	40,074	21,799	22,353
Net interest income	605,275	552,552	354,930	279,206	278,595
Provision for loan losses	43,240	38,148	26,393	20,065	9,022
Net interest income after provision for loan losses	562,035	514,404	328,537	259,141	269,573
Non-interest income	201,509	143,896	138,765	139,382	94,661
Non-interest expense	461,112	392,229	312,379	255,085	256,970
Income before taxes	302,432	266,071	154,923	143,438	107,264
Provision for income taxes	64,265	50,358	61,983	46,624	32,900
Net income	238,167	215,713	92,940	96,814	74,364
Preferred stock dividends	339	—	—	24	257
Net income available to common stockholders	$237,828	$215,713	$92,940	$96,790	$74,107

Per common share data(9):
Basic earnings	2.42	2.34	1.34	1.58	1.32
Diluted earnings	2.41	2.32	1.33	1.56	1.31
Core diluted earnings (non-GAAP) (1)	2.73	2.37	1.70	1.64	1.59
Book value	26.30	24.33	22.65	18.40	17.27
Tangible book value (non-GAAP) (2)	15.89	14.18	12.34	11.98	10.98
Dividends	0.64	0.60	0.50	0.48	0.46
Basic average common shares outstanding	98,350,992	92,268,131	69,384,500	61,291,296	56,167,592
Diluted average common shares outstanding	98,796,628	92,830,485	69,852,920	61,927,092	56,419,322

	Years Ended December 31,
(In thousands, except per common share data, ratios & other data)	2019	2018	2017	2016	2015
Balance sheet data at period end:
Total assets	$21,259,143	$16,543,337	$15,055,806	$8,400,056	$7,559,658
Investment securities	3,494,265	2,440,946	1,957,575	1,619,450	1,526,780
Total loans	14,425,260	11,723,171	10,779,685	5,632,890	4,919,355
Allowance for loan losses (excluding loans acquired) (3)	67,800	56,599	41,668	36,286	31,351
Goodwill and other intangible assets	1,182,860	937,021	948,722	401,464	380,923
Non-interest bearing deposits	3,741,093	2,672,405	2,665,249	1,491,676	1,280,234
Deposits	16,108,940	12,398,752	11,092,875	6,735,219	6,086,096
Other borrowings	1,297,599	1,345,450	1,380,024	273,159	162,289
Subordinated debt and trust preferred	388,260	353,950	140,565	60,397	60,570
Stockholders’ equity	2,988,924	2,246,434	2,084,564	1,151,111	1,076,855
Tangible stockholders’ equity (non-GAAP) (2)	1,805,297	1,309,413	1,135,842	749,647	665,080

Capital ratios at period end:
Common stockholders’ equity to total assets	14.06%	13.58%	13.85%	13.70%	13.84%
Tangible common equity to tangible assets (non-GAAP) (4)	8.99%	8.39%	8.05%	9.37%	9.26%
Tier 1 leverage ratio	9.59%	8.78%	9.21%	10.95%	11.20%
Common equity Tier 1 risk-based ratio	10.92%	10.22%	9.80%	13.45%	14.21%
Tier 1 risk-based ratio	10.92%	10.22%	9.80%	14.45%	16.02%
Total risk-based capital ratio	13.73%	13.35%	11.35%	15.12%	16.72%
Dividend payout to common stockholders	26.56%	25.86%	37.59%	30.67%	34.98%

Annualized performance ratios:
Return on average assets	1.33%	1.37%	0.92%	1.25%	1.03%
Core return on average assets (non-GAAP) (1)	1.51%	1.40%	1.18%	1.31%	1.25%
Return on average common equity	9.93%	10.00%	6.68%	8.75%	7.90%
Core return on average common equity (non-GAAP) (1)	11.25%	10.21%	8.56%	9.17%	9.55%
Return on average tangible equity (non-GAAP) (2) (5)	17.99%	18.44%	11.26%	13.92%	12.53%
Core return on average tangible equity (non-GAAP) (1) (2) (5)	20.31%	18.81%	14.28%	14.56%	15.05%
Net interest margin (6)	3.83%	3.97%	4.07%	4.19%	4.55%
Efficiency ratio (non-GAAP) (7)	50.33%	52.85%	55.27%	56.32%	59.01%

Balance sheet ratios: (8)
Nonperforming assets as a percentage of period-end assets	0.43%	0.37%	0.52%	0.79%	0.85%
Nonperforming loans as a percentage of period-end loans	0.74%	0.41%	0.81%	0.91%	0.58%
Nonperforming assets as a percentage of period-end loans and OREO	0.96%	0.72%	1.38%	1.53%	1.94%
Allowance to nonperforming loans	95.37%	164.41%	90.26%	92.09%	165.83%
Allowance for loan losses as a percentage of period-end loans	0.70%	0.67%	0.73%	0.84%	0.97%
Net charge-offs (recoveries) as a percentage of average loans	0.31%	0.29%	0.35%	0.40%	0.24%

	Years Ended December 31,
(In thousands, except per common share data, ratios & other data)	2019	2018	2017	2016	2015
Other data:
Number of financial centers	251	191	200	150	149
Number of full time equivalent employees	3,270	2,654	2,640	1,875	1,946
_________________________
(1)Core diluted earnings per share is a non-GAAP financial measure. Core diluted earnings per share excludes from net income certain non-core items and then is divided by average diluted common shares outstanding. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(2)Because of Simmons’ significant level of intangible assets, total goodwill and core deposit premiums, management of Simmons believes a useful calculation for investors in their analysis of Simmons is tangible book value per share, which is a non-GAAP financial measure. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total common stockholders’ equity, and dividing the resulting number by the common stock outstanding at period end. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(3)The allowance for loan losses related to loans acquired (not shown in the table above) was $444,000, $95,000, and $418,000 for the years ended December 31, 2019, 2018, and 2017, respectively, and $954,000 for the years ended December 31, 2016 and 2015. The total allowance for loan losses at December 31, 2019, 2018, 2017, 2016 and 2015 was $68,244,000, $56,694,000, $42,086,000, $37,240,000, and $32,305,000, respectively.
(4)Tangible common equity to tangible assets ratio is a non-GAAP financial measure. The tangible common equity to tangible assets ratio is calculated by dividing total common stockholders’ equity less goodwill and other intangible assets (resulting in tangible common equity) by total assets less goodwill and other intangible assets as of and for the periods ended presented above. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(5)Return on average tangible equity is a non-GAAP financial measure that removes the effect of goodwill and other intangible assets, as well as the amortization of intangibles, from the return on average equity. This non-GAAP financial measure is calculated as net income, adjusted for the tax-effected effect of intangibles, divided by average tangible equity which is calculated as average stockholders’ equity for the period presented less goodwill and other intangible assets. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(6)Net interest margin is presented on a fully taxable equivalent basis that consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135% for periods beginning January 1, 2018 or 39.225% for periods prior to 2018.
(7)The efficiency ratio is a non-GAAP financial measure that is noninterest expense before foreclosed property expense and amortization of intangibles as a percent of net interest income (fully taxable equivalent) and noninterest revenues, excluding gains and losses from securities transactions and non-core items. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure.
(8)Excludes all loans acquired except for their inclusion in total assets.
(9)Share and per share amounts have been restated for the two-for-one stock split in February 2018.

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

On January 1, 2020, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology. Therefore, beginning in 2020, our methodology and calculations regarding the allowance for loan losses will change significantly due to a change in accounting guidance. In summary, the new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and utilizes a lifetime expected credit loss measurement objective. See Note 20, New Accounting Standards, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for additional information regarding implementation and adoption of Credit Losses on Financial Instruments.

Acquisition Accounting, Loans Acquired

We account for our acquisitions under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

As mentioned above, our methodology and calculations regarding the allowance for loan losses will change significantly due to a change in accounting guidance. This change will also impact our accounting for purchased credit impaired loans. See Note 20, New Accounting Standards, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for additional information regarding implementation and adoption of Credit Losses on Financial Instruments.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 15, Employee Benefit Plans, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report.

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

2019 Overview

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2019 and 2018 and results of operations for each of the years then ended. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K filed with the SEC on February 27, 2019 for a discussion and analysis of the more significant factors that affected periods prior to 2018. Certain reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this report.

Our net income available to common shareholders for the year ended December 31, 2019 was $237.8 million and diluted earnings per share were $2.41, increases of $22.1 million and $0.09, respectively, compared to the same period in 2018. Included in both 2019 and 2018 results were non-core items related to our acquisitions and branch right sizing initiatives, and with respect to our 2019 results only, early retirement program expenses. Excluding all non-core items, core earnings for the year ended December 31, 2019 were $269.6 million, or $2.73 core diluted earnings per share, compared to $220.2 million, or $2.37 core diluted earnings per share, in 2018. See “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion and reconciliation of non-GAAP measures.

In addition to producing remarkable results for 2019, we completed two acquisitions - Reliance in St. Louis, Missouri and Landrum in Columbia, Missouri - which added a total of $4.9 billion in assets. We had several notable events during 2019 that affected our operating results. First, we recorded $15 million in provision expense primarily related to the charge-off of a participation interest in a shared national credit to White Star Petroleum, LLC (“White Star”) (further discussed below in “Provision for Loan Losses”). Second, we sold Visa Inc. class B common stock resulting in a gain of $42.9 million, and in connection with that sale, we contributed $4 million to the Simmons First Foundation so it may continue its work to provide community development grants throughout our footprint. Third, we sold $114 million of primarily commercial real estate (“CRE”) loans resulting in a net loss of $5.1 million.

In April 2019, we completed the acquisition of Reliance. Contemporaneously with the Reliance acquisition, Reliance’s subsidiary bank, Reliance Bank, was merged with and into Simmons Bank, with Simmons Bank as the surviving entity. We are excited about the Reliance transaction and the opportunities we now have in the St. Louis market resulting from our increased presence. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to the Landrum and Reliance acquisitions.

In October 2019, we completed the acquisition of Landrum. The systems conversion was completed in February 2020, at which time Landrum’s subsidiary bank, Landmark Bank, was merged with and into Simmons Bank, with Simmons Bank as the surviving entity. As a result of that transaction, we have enhanced our ability to provide quality financial products and services to our customers throughout Missouri, Oklahoma and Texas.

In December 2019, we entered into a Branch Purchase and Assumption Agreement with Spirit of Texas Bank, SSB, a wholly-owned subsidiary of Spirit of Texas Bancshares, Inc., to sell five branches in Austin, San Antonio and Tilden, Texas. See Note 4, Other Assets and Other Liabilities Held for Sale, for additional information related to the sale of these locations.

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

We are beginning to see changes as a result of our NGB investments. For example, we accomplished a major milestone in the third quarter 2019 when we successfully completed the migration of our core banking platform to our vendor hosted environment. The transition was successful and has increased security and the reliability of our systems. In addition, in October 2019, we successfully launched our new mobile banking application. We believe our new application makes us more competitive in mobile banking, and customer response to date has been very positive. We expect to continue to expand customer offerings through our digital channel.

During 2020, we expect to continue to implement our technology initiatives, including the expansion of our digital offerings, and adjust, as appropriate, our business strategy to take advantage of our successful growth over the past few years.

Stockholders’ equity as of December 31, 2019 was $3.0 billion, book value per share was $26.30 and tangible book value per share was $15.89. Our ratio of common stockholders’ equity to total assets was 14.1% and the ratio of tangible common stockholders’ equity to tangible assets was 9.0% at December 31, 2019. See “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion and reconciliation of non-GAAP measures. The Company’s Tier I leverage ratio of 9.6%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” minimum requirements. See Table 19 – Risk-Based Capital for regulatory capital ratios.

Total loans, including loans acquired, were $14.4 billion at December 31, 2019, an increase of $2.7 billion, or 23.0%, from the same period in 2018, primarily due to the Landrum and Reliance acquisitions completed during 2019. The increase was partially offset by the reclassification of $260 million in loan balances associated with the branches held for sale in south Texas.

At December 31, 2019, the allowance for loan losses for legacy loans was $67.8 million. The allowance for loan losses for loans acquired was $444,000 and the acquired loan discount credit mark was $87.3 million. The allowance for loan losses and discount mark provides a total of $155.5 million of coverage. The ratio of discount mark and related allowance to loans acquired was 1.80%.

As mentioned above, during the year we incurred a loss related to the White Star bankruptcy. The White Star loss is disappointing and contrary to the credit culture at Simmons. Because we were only a participant in the shared national credit, we were limited both in our ability to act unilaterally and in our access to timely information. We have learned some valuable lessons from this experience. We have made changes to our credit underwriting and approval processes that are consistent with our conservative credit culture. We will work to exit all purchased syndicated energy credits. We expect to exit at least $120 million of these credits by the second quarter of 2020.

Total assets were $21.3 billion at December 31, 2019 compared to $16.5 billion at December 31, 2018, an increase of $4.7 billion, primarily due to the Landrum and Reliance acquisitions.

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

The Federal Reserve Bank (“FRB”) sets various benchmark interest rates which influence the general market rates of interest, including the deposit and loan rates offered by financial institutions. Between December 2015 and December 2018, the FRB had been gradually raising benchmark interest rates. The FRB target for the federal funds rate, which is the cost to banks of immediately available overnight funds, increased from 0% - 0.25% to 0.25% - 0.50% in December 2015 and gradually increased to 2.25% - 2.50% over a three year period. The federal funds rate was flat until the FRB began to lower the rate in August 2019 and ultimately reduced it to 1.50% - 1.75% in October 2019. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, also increased from 3.25% to 5.50% during the years 2015 through 2018. Similarly to the reduction in the federal funds rate, the prime interest rate remained flat until it began to decrease in July 2019 and was eventually reduced to 4.75% in October 2019.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 40% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 44% of our loans and 66% of our time deposits will reprice in the next year.

For the year ended December 31, 2019, net interest income on a fully taxable equivalent basis was $612.6 million, an increase of $54.7 million, or 9.8%, over the same period in 2018. The increase in net interest income was the result of a $108.0 million increase in interest income partially offset by a $53.2 million increase in interest expense.

The increase in interest income primarily resulted from an incremental $95.0 million of interest income on loans, consisting of legacy loans and loans acquired, and an increase of $11.5 million of interest income on investment securities. The increase in loan volume during 2019 generated $86.8 million of additional interest income, primarily due to the Landrum and Reliance acquisitions completed during the fourth and second quarters, respectively. Furthermore, an increase in yield of 7 basis points led to an incremental $8.2 million in interest income during the year ended December 31, 2019.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired, as discussed in Note 6, Loans Acquired, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate has increased based on payment histories and reduced loss expectations of the loans. This resulted in increased interest income that is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2019, 2018 and 2017 interest income included $41.2 million, $35.3 million and $27.8 million, respectively, for the yield accretion recognized on loans acquired.

The $53.2 million increase in interest expense is primarily related to the growth in deposit accounts from the 2019 mergers and higher cost of deposits that continued during 2018 through mid-2019 when the benchmark interest rates began to decrease. Interest expense increased $18.2 million due to deposit growth and $33.6 million due to the increase in yield of 35 basis points.

Our net interest margin was 3.83% for the year ended December 31, 2019, down 14 basis points from 2018. Normalized for all accretion, our core net interest margin (non-GAAP) at December 31, 2019 and 2018 was 3.58% and 3.72%, respectively. Since the first quarter 2018, both loan yield and core loan yield have increased 5 basis points while cost of interest bearing deposits has risen 48 basis points and the cost of borrowed funds has increased 60 basis points. The decrease in both the net interest margin and the core net interest margin for the year ended December 31, 2019 is a direct result of the previous rising rate environment. We expect continued pressure on the net interest margin because of the late 2019 FRB interest rate reductions to continue into the first part of 2020 due to the ability to reprice deposits being outpaced by the immediate downward repricing on the portion of our loans that are variable rate. See “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion and reconciliation of non-GAAP measures.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2019, 2018 and 2017, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2019 versus 2018 and 2018 versus 2017.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135% for years 2019 and 2018 and 39.225% for 2017)

	Years Ended December 31,
(In thousands)	2019	2018	2017
Interest income	$786,645	$680,687	$395,004
FTE adjustment	7,322	5,297	7,723
Interest income - FTE	793,967	685,984	402,727
Interest expense	181,370	128,135	40,074
Net interest income - FTE	$612,597	$557,849	$362,653

Yield on earning assets - FTE	4.97%	4.89%	4.52%
Cost of interest bearing liabilities	1.49%	1.19%	0.59%
Net interest spread - FTE	3.48%	3.70%	3.93%
Net interest margin - FTE	3.83%	3.97%	4.07%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2019 vs. 2018	2018 vs. 2017
Increase due to change in earning assets	$97,849	$255,326
Increase due to change in earning asset yields	10,134	27,931
Decrease due to change in interest bearing liabilities	(17,139)	(45,351)
Decrease due to change in interest rates paid on interest bearing liabilities	(36,096)	(42,710)
Increase in net interest income	$54,748	$195,196

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2019. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135% for years 2019 and 2018 and 39.225% for 2017)

	Years Ended December 31,
	2019			2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$451,946	$7,486	1.66	$409,092	$5,996	1.47	$225,466	$1,933	0.86
Investment securities - taxable	1,871,770	47,140	2.52	1,725,313	43,083	2.50	1,307,176	28,517	2.18
Investment securities - non-taxable	681,231	26,675	3.92	516,769	19,231	3.72	444,378	19,045	4.29
Mortgage loans held for sale	35,815	1,326	3.70	29,550	1,336	4.52	13,064	605	4.63
Assets held in trading accounts	—	—	—	—	—	—	41	—	—
Loans	12,937,147	711,340	5.50	11,355,890	616,338	5.43	6,918,293	352,627	5.10
Total interest earning assets	15,977,909	793,967	4.97	14,036,614	685,984	4.89	8,908,418	402,727	4.52
Non-earning assets	1,893,839			1,734,748			1,166,533
Total assets	$17,871,748			$15,771,362			$10,074,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$7,417,104	$80,314	1.08	$6,691,030	$56,903	0.85	$4,594,733	$18,112	0.39
Time deposits	3,094,094	58,697	1.90	2,344,303	30,307	1.29	1,430,701	9,644	0.67
Total interest bearing deposits	10,511,198	139,011	1.32	9,035,333	87,210	0.97	6,025,434	27,756	0.46
Federal funds purchased and securities sold under agreements to repurchase	128,547	1,010	0.79	110,986	423	0.38	117,147	347	0.30
Other borrowings	1,199,274	23,008	1.92	1,309,430	23,654	1.81	567,959	8,621	1.52
Subordinated debt and debentures	359,804	18,341	5.10	341,254	16,848	4.94	79,880	3,350	4.19
Total interest bearing liabilities	12,198,823	181,370	1.49	10,797,003	128,135	1.19	6,790,420	40,074	0.59

Non-interest bearing liabilities:
Non-interest bearing deposits	3,021,917			2,697,235			1,788,385
Other liabilities	251,631			120,027			105,331
Total liabilities	15,472,371			13,614,265			8,684,136
Stockholders’ equity	2,399,377			2,157,097			1,390,815
Total liabilities and stockholders’ equity	$17,871,748			$15,771,362			$10,074,951
Net interest spread			3.48			3.70			3.93
Net interest margin		$612,597	3.83		$557,849	3.97		$362,653	4.07

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the years 2019 versus 2018 and 2018 versus 2017. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$665	$825	$1,490	$2,171	$1,892	$4,063
Investment securities - taxable	3,685	372	4,057	10,030	4,536	14,566
Investment securities - non-taxable	6,395	1,049	7,444	2,877	(2,691)	186
Mortgage loans held for sale	256	(266)	(10)	745	(14)	731
Loans	86,848	8,154	95,002	239,503	24,208	263,711
Total	97,849	10,134	107,983	255,326	27,931	283,257

Interest expense:
Interest bearing transaction and savings accounts	6,655	16,756	23,411	10,967	27,824	38,791
Time deposits	11,534	16,856	28,390	8,477	12,186	20,663
Federal funds purchased and securities sold under agreements to repurchase	76	511	587	(19)	95	76
Other borrowings	(2,061)	1,415	(646)	13,122	1,911	15,033
Subordinated notes and debentures	935	558	1,493	12,804	694	13,498
Total	17,139	36,096	53,235	45,351	42,710	88,061
Increase (decrease) in net interest income	$80,710	$(25,962)	$54,748	$209,975	$(14,779)	$195,196

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

The provision for loan losses for 2019, 2018 and 2017 was $43.2 million, $38.1 million and $26.4 million, respectively. The provision increase was necessary to maintain an appropriate allowance for loan losses for the company’s growing legacy portfolio. Significant loan growth in our markets, both from new loans and from loans acquired migrating to legacy, required an allowance to be established for those loans through an increased provision.

During 2019, a special provision was made related to White Star, in which we were a participant in a shared national credit. White Star became the subject of bankruptcy proceedings during 2019, and in September 2019, the bankruptcy court authorized the sale of White Star assets through a Section 363 proceeding under the U.S. Bankruptcy Code. Our portion of the shared national credit was $19.1 million. Based upon the anticipated net proceeds from the pending bankruptcy sale, our loss recorded in 2019 was $14.7 million. As a result, we recorded additional provision expense of $15 million to increase the allowance to an appropriate level. Additionally, a provision on loans acquired of $2.5 million was made during 2019 as a result of identifying certain loans specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding.

The provision on loans acquired for 2018 included $3.3 million due to decreases in the expected cash flows on certain purchased credit impaired loans as identified by our required ongoing evaluation of credit marks.

Our provision expense for the year ending December 31, 2017 included building reserves for three commercial credits from the Wichita market which had specific impairments identified. Charge-offs of $7.6 million were recorded during 2017 related to these loans. $1.9 million in provision expense was recorded during 2017 as a result of a decrease in expected cash flows from our required ongoing evaluation of credit marks on certain purchased credit impaired loans.

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

Total non-interest income was $201.5 million in 2019, compared to $143.9 million in 2018 and $138.8 million in 2017. Non-interest income for 2019 increased $57.6 million, or 40.0%, from 2018.

The majority of the increase during 2019 was related to the gain on sale of the Visa Inc. class B common stock of $42.9 million. Additionally, during 2019 we have been focused on rebalancing our investment portfolio and consequently have recognized additional gains on the sale of securities. During 2019, we sold approximately $558.9 million of securities resulting in a net gain of $13.3 million. Increases in mortgage lending income were due to a strong real estate housing market driven by the interest rate decreases beginning in mid-2019. Conversely, debit and credit card fees decreased $3.0 million compared to 2018 primarily due to the effects of the interchange rate cap as established by the Durbin Amendment to which we became subject as of July 1, 2018. For further discussion regarding the Durbin Amendment, see the “Impacts of Growth” section in Part I, Item 1, Business.

During 2018, we had increases in trust income and service charges that were partially offset by reductions in debit card fees and mortgage and SBA lending income. The additional accounts acquired from the 2017 acquisitions contributed to the increases in trust income and total service charges during 2018. The increase in trust income was also in part due to the continued positive growth in our existing personal trust and investment management client base. These increases were partially offset by reductions in SBA lending premium income as a result of remaining selective in our decisions regarding loan sales as premium rates were lower in late 2018 compared to the beginning of the year. The decrease in mortgage lending income was due to fewer mortgage lending transactions as a result of continually rising interest rates throughout 2018. During the last six months of 2018, debit card fees decreased $5.9 million as a result of the Durbin Amendment.

Table 5 shows non-interest income for the years ended December 31, 2019, 2018 and 2017, respectively, as well as changes in 2019 from 2018 and in 2018 from 2017.

Table 5: Non-Interest Income

	Years Ended December 31,			2019 Change from		2018 Change from
(Dollars in thousands)	2019	2018	2017	2018		2017
Trust income	$25,040	$23,128	$18,570	$1,912	8.3%	$4,558	24.5%
Service charges on deposit accounts	44,782	42,508	36,079	2,274	5.4	6,429	17.8
Other service charges and fees	5,824	7,469	9,919	(1,645)	(22.0)	(2,450)	(24.7)
Mortgage lending income	15,017	9,230	9,708	5,787	62.7	(478)	(4.9)
SBA lending income	2,669	1,813	3,608	856	47.2	(1,795)	(49.8)
Investment banking income	2,313	3,141	2,793	(828)	(26.4)	348	12.5
Debit and credit card fees	29,289	32,268	34,258	(2,979)	(9.2)	(1,990)	(5.8)
Bank owned life insurance income	4,768	4,415	3,503	353	8.0	912	26.0
Gain on sale of securities, net	13,314	61	1,059	13,253	*	(998)	(94.2)
Gain on sale of Visa, Inc. class B common stock	42,860	—	—	42,860	*	—	—
Gain on sale of premises held for sale, net	—	—	264	—	—	(264)	(100.0)
Gain on sale of insurance lines of business, net	—	—	3,708	—	—	(3,708)	*
Other income	15,633	19,863	15,296	(4,230)	(21.3)	4,567	29.9
Total non-interest income	$201,509	$143,896	$138,765	$57,613	40.0%	$5,131	3.7%
_________________________
*Not meaningful

Recurring fee income (service charges, trust fees, debit and credit card fees and other fees) for 2019 was $104.9 million, a decrease of $438,000, or 0.4%, when compared with the 2018 amounts, largely due to the reduction in debit and credit card fees as previously discussed. The net decrease was partially offset by increases in trust income and total service charges and fees due to additional accounts acquired from the Landrum and Reliance mergers.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for our operations. Management remains committed to controlling the level of non-interest expense through the continued use of expense control measures. We utilize an extensive profit planning and reporting system involving all subsidiaries. Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets. These profit plans are subject to extensive initial reviews and monitored by management monthly. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. We also regularly monitor staffing levels at each subsidiary to ensure productivity and overhead are in line with existing workload requirements.

Non-interest expense for 2019 was $461.1 million, an increase of $68.9 million, or 17.6%, from 2018. Included in 2019 were the following non-core items: $36.4 million of merger-related costs due to the Landrum and Reliance acquisitions, $3.5 million of early retirement program expenses and $3.1 million of branch-right sizing costs. Normalizing for these non-core costs, non-interest expense for the year ended December 31, 2019 increased $32.0 million, or 8.3%, from the prior year. See the Reconciliation of Non-GAAP Measures section for details of the non-core items.

As previously mentioned, our NGB technology initiative is well underway and the incremental software and technology expenditures of $9.6 million were primarily related to this initiative. Additionally, marketing costs increased year over year primarily due to the $4 million donation to the Simmons First Foundation during third quarter 2019 and also incorporating a comprehensive community banking marketing philosophy over our expanded footprint during the year. Salaries and employee benefits also increased primarily due to the 2019 acquisitions of Landrum and Reliance. Incremental increases in several categories are also related to these acquisitions.

The reduction in deposit insurance expense was due to a credit assessment received from the FDIC during the third and fourth quarters of 2019 in the amount of $4.7 million. The FDIC’s Deposit Insurance Fund Reserve Ratio reached 1.35% as of September 30, 2018, and we were notified by the FDIC that Simmons Bank was entitled to $4.0 million in assessment credits. In addition, Landmark Bank had $745,000 in assessment credits at acquisition. We were able to utilize both the Simmons Bank and Landmark Bank credits during the last half of 2019, and, as of December 31, 2019, there are no assessment credits remaining.

Non-interest expense categories in 2018 were affected by the late 2017 acquired franchises, with the largest increases being in salaries and employee benefits, occupancy expense, foreclosure expense and deposit insurance. Our investment in NGB began during 2018 with increases in software amortization and IT costs related to planned upgrades to many of our banking systems.

Amortization of intangibles recorded for the years ended December 31, 2019, 2018 and 2017, was $11.8 million, $11.0 million and $7.7 million, respectively. The increase during 2019 was due to the other intangibles recorded as part of the 2019 acquisitions. See Note 8, Goodwill and Other Intangible Assets, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our intangibles.

Table 6 below shows non-interest expense for the years ended December 31, 2019, 2018 and 2017, respectively, as well as changes in 2019 from 2018 and in 2018 from 2017.

Table 6: Non-Interest Expense

	Years Ended December 31,			2019 Change from		2018 Change from
(Dollars in thousands)	2019	2018	2017	2018		2017
Salaries and employee benefits	$224,331	$216,743	$154,314	$7,588	3.5%	$62,429	40.5%
Early retirement program	3,464	—	—	3,464	*	—	—
Occupancy expense, net	32,008	29,610	21,159	2,398	8.1	8,451	39.9
Furniture and equipment expense	18,220	16,323	19,366	1,897	11.6	(3,043)	(15.7)
Other real estate and foreclosure expense	3,442	4,480	3,042	(1,038)	(23.2)	1,438	47.3
Deposit insurance	4,416	8,721	3,696	(4,305)	(49.4)	5,025	136.0
Merger related costs	36,379	4,777	21,923	31,602	*	(17,146)	(78.2)
Other operating expenses:
Professional services	16,897	16,685	19,500	212	1.3	(2,815)	(14.4)
Postage	6,363	5,785	4,686	578	10.0	1,099	23.5
Telephone	7,685	5,947	4,262	1,738	29.2	1,685	39.5
Credit card expenses	16,163	14,338	12,188	1,825	12.7	2,150	17.6
Marketing	16,499	8,410	11,141	8,089	96.2	(2,731)	(24.5)
Software and technology	25,146	15,558	2,204	9,588	61.6	13,354	*
Operating supplies	2,322	2,346	1,980	(24)	(1.0)	366	18.5
Amortization of intangibles	11,805	11,009	7,668	796	7.2	3,341	43.6
Branch right sizing expense	3,129	1,341	434	1,788	133.3	907	*
Other expense	32,843	30,156	24,816	2,687	8.9	5,340	21.5
Total non-interest expense	$461,112	$392,229	$312,379	$68,883	17.6%	$79,850	25.6%
_________________________
*Not meaningful

Income Taxes

The provision for income taxes for 2019 was $64.3 million, compared to $50.4 million in 2018 and $62.0 million in 2017. The effective income tax rates for the years ended 2019, 2018 and 2017 were 21.2%, 18.9% and 40.0%, respectively.

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

The effective income tax rate was lower during 2018 than 2017 largely due to the 2017 Act, as well as the discrete tax benefits related to tax accounting for a cost segregation study, excess tax benefits related to restricted stock and a state tax deferred tax asset adjustment. See Note 10, Income Taxes, for further discussion related to these discrete tax benefits recognized during the year.

Loan Portfolio

Our legacy loan portfolio, excluding loans acquired, averaged $9.526 billion during 2019 and $6.915 billion during 2018. As of December 31, 2019, total loans, excluding loans acquired, were $9.630 billion, compared to $8.430 billion on December 31, 2018, an increase of $1.20 billion, or 14.2%. This marks the eighth consecutive year that we have seen annual growth in our legacy loan portfolio. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans). The growth in the legacy portfolio is primarily attributable to the larger market areas in which we now operate as a result of our 2019 acquisitions.

When we make a credit decision on an acquired loan as a result of the loan maturing or renewing, the outstanding balance of that loan migrates from loans acquired to legacy loans. Our legacy loan growth from December 31, 2018 to December 31, 2019 included $461.4 million in balances that migrated from acquired loans during the period. These migrated loan balances are included in the legacy loan balances as of December 31, 2019. Excluding the migrated balances from the growth calculation, our legacy loans have grown at a 9.9% rate during 2019.

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $396.7 million at December 31, 2019, or 4.1% of total loans, compared to $405.5 million, or 4.8% of total loans at December 31, 2018. The decrease in consumer loans was primarily due to a decrease in our liquidating indirect lending portfolio that we exited from the line of business in early 2017 and the portfolio continues to pay down.

The credit card portfolio balance at December 31, 2019, increased by $629,000 when compared to the same period in 2018. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction and development (“C&D”) loans, single family residential loans and other commercial loans. Real estate loans were $6.884 billion at December 31, 2019, or 71.5% of total loans, compared to $5.966 billion, or 70.8% of total loans at December 31, 2018, an increase of $918.0 million, or 15.4%. Our C&D loans increased by $460.2 million, or 35.4%, single family residential loans increased by $4.2 million, or 0.3%, and commercial real estate (“CRE”) loans increased by $453.6 million, or 14.1%.

During the third quarter of 2019, we sold $114 million of primarily CRE loans resulting in a net loss of $5.1 million. This sale was related to an effort to manage our CRE concentration. Our concentration of CRE loans was 293% at December 31, 2019, compared to 295% at December 31, 2018, and 333% at June 30, 2019. The increase during the first of half of the year was related to the high concentration of commercial real estate loans acquired in the Reliance acquisition.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.073 billion at December 31, 2019, or 21.5% of total loans, compared to the $1.939 billion, or 23.0% of total loans at December 31, 2018, an increase of $133.8 million, or 6.9%. As previously discussed, we are working to exit all purchased syndicated energy credits and expect to exit at least $120 million of these credits by end of the second quarter of 2020.

Table 7 reflects the legacy loan portfolio, excluding loans acquired.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Consumer:
Credit cards	$204,802	$204,173	$185,422	$184,591	$177,288
Other consumer	191,946	201,297	280,094	303,972	208,380
Total consumer	396,748	405,470	465,516	488,563	385,668
Real Estate:
Construction and development	1,760,894	1,300,723	614,155	336,759	279,740
Single family residential	1,444,620	1,440,443	1,094,633	904,245	696,180
Other commercial	3,678,908	3,225,287	2,530,824	1,787,075	1,229,072
Total real estate	6,884,422	5,966,453	4,239,612	3,028,079	2,204,992
Commercial:
Commercial	1,909,796	1,774,909	825,217	639,525	500,116
Agricultural	163,396	164,514	148,302	150,378	148,563
Total commercial	2,073,192	1,939,423	973,519	789,903	648,679
Other	275,714	119,042	26,962	20,662	7,115
Total loans, excluding loans acquired, before allowance for loan losses	$9,630,076	$8,430,388	$5,705,609	$4,327,207	$3,246,454

Loans Acquired

On October 31, 2019, we completed the acquisition of Landrum and issued 17,349,722 shares of the Company’s common stock valued at approximately $415.0 million as of October 31, 2019 and 767 shares of its series D preferred stock, par value $0.01 per share, in exchange for all outstanding shares of Landrum capital stock to effect the merger. Included in the acquisition were loans with a fair value of $2.0 billion.

On April 12, 2019, we completed the acquisition of Reliance and issued 3,999,623 shares of the Company’s common stock valued at approximately $102.8 million as of April 12, 2019 and paid $62.7 million in cash to effect the merger. The Company also issued $42.0 million of series A preferred stock, par value $0.01 per share, and series B preferred stock, par value $0.01 per share. In May 2019, the Company redeemed all of the preferred stock issued in connection with the Reliance acquisition, and paid all accrued and unpaid dividends up to the date of redemption. Included in the acquisition were loans with a fair value of $1.1 billion.

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

Table 8 reflects the carrying value of all acquired loans:

Table 8: Loans Acquired

	Years Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Consumer:
Other consumer	$57,748	$15,658	$51,467	$49,677	$75,606
Real Estate:
Construction and development	475,967	429,605	637,032	57,587	77,119
Single family residential	997,444	566,188	793,228	423,176	501,002
Other commercial	2,526,247	1,848,679	2,387,777	690,108	854,068
Total real estate	3,999,658	2,844,472	3,818,037	1,170,871	1,432,189
Commercial:
Commercial	585,720	430,914	995,587	81,837	154,533
Agricultural	152,058	1,739	66,576	3,298	10,573
Total commercial	737,778	432,653	1,062,163	85,135	165,106
Other	—	—	142,409	—	—
Total loans acquired (1)	$4,795,184	$3,292,783	$5,074,076	$1,305,683	$1,672,901
_________________________
(1)Loans acquired are reported net of a $444,000, $95,000, and $418,000 allowance as of December 31, 2019, 2018, and 2017, respectively, and a $954,000 allowance as of December 31, 2016 and 2015.

The majority of the loans originally acquired in the Landrum, Reliance, OKSB, First Texas, Hardeman, and Citizens acquisitions were evaluated and are being accounted for in accordance with ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans.

We evaluated the remaining loans purchased in conjunction with the acquisitions of Landrum, Reliance, OKSB, First Texas, Hardeman, and Citizens for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

Some purchased impaired loans were determined to have experienced additional impairment upon disposition or foreclosure. In 2019, we recorded approximately $2.5 million in a provision for these loans, charge-offs of $3,015,000, and recoveries of $900,000 resulting in an allowance for loan losses for purchased impaired loans at December 31, 2019 of $444,000. In 2018, we recorded approximately $3.3 million in a provision for these loans and charge-offs of $3,622,000, resulting in an allowance for loan losses for purchased impaired loans at December 31, 2018 of $95,000. During 2017, we recorded $1.9 million of provision for these loans and charge-offs of $2.4 million, resulting in an allowance for loan losses for purchased impaired loans at December 31, 2017 of $418,000. We recorded $626,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2016. During 2015, we recorded $736,000 provision for these loans with a subsequent charge-off, resulting in no increase to the allowance for loan losses for purchased impaired loans at December 31, 2015. See Note 2, Acquisitions, and Note 6, Loans Acquired, of the Notes to Consolidated Financial Statements for further discussion of loans acquired.

Table 9 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2019.

Table 9: Maturity and Interest Rate Sensitivity of Loans

	1 year	Over 1 year through	Over
(In thousands)	or less	5 years	5 years	Total
Consumer	$224,262	$150,025	$80,209	$454,496
Real estate	3,445,642	6,649,651	788,787	10,884,080
Commercial	1,806,367	927,304	77,299	2,810,970
Other	261,608	14,004	102	275,714
Total	$5,737,879	$7,740,984	$946,397	$14,425,260

Predetermined rate	$2,916,922	$4,247,657	$104,985	$7,269,564
Floating rate	2,820,957	3,493,327	841,412	7,155,696
Total	$5,737,879	$7,740,984	$946,397	$14,425,260

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

Total non-performing assets, excluding all loans acquired, increased by $31.6 million from December 31, 2018 to December 31, 2019. Nonaccrual loans increased by $36.6 million during 2019, primarily commercial loans, partially offset by a decrease in foreclosed assets held for sale of $6.4 million. The nonaccrual loan increase was primarily due to two loans that became reportable as non-performing legacy loans during the third quarter. One particular acquired loan migrated from loans acquired to legacy loans during the third quarter, with the entire balance previously being included in the nonaccrual loans acquired total. The decrease in foreclosed assets held for sale was partially offset by foreclosed assets received from the 2019 mergers. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.45% at December 31, 2019 compared to 0.40% at December 31, 2018.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $5.3 million at December 31, 2019, compared to $9.2 million at December 31, 2018 and $12.9 million at December 31, 2017. The majority of our TDR balance remains in the commercial portfolio with the largest balance comprised of six relationships.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for loan losses as a percent of total legacy loans was 0.70% as of December 31, 2019. Non-performing loans equaled 0.74% of total loans. Non-performing assets were 0.43% of total assets, a 6 basis point increase from December 31, 2018. The allowance for loan losses was 95% of non-performing loans. Our annualized net charge-offs to total loans for 2019 was 0.31%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.28%. Annualized net credit card charge-offs to total credit card loans were 1.86%, compared to 1.64% during 2018, and 163 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We have had substantial growth from acquisitions and from loans migrating from acquired to legacy. When acquired loans renew, they are evaluated and if considered a pass quality credit they will migrate to the legacy portfolio and require less reserves. In addition, new loans also only require the minimum allowance consideration.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 10 presents information concerning non-performing assets, including nonaccrual and restructured loans and other real estate owned (excluding all loans acquired).

Table 10: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans (1)	$70,836	$34,201	$45,642	$39,104	$17,714
Loans past due 90 days or more (principal or interest payments)	259	224	520	299	1,191
Total non-performing loans	71,095	34,425	46,162	39,403	18,905
Other non-performing assets:
Foreclosed assets held for sale	19,121	25,565	32,118	26,895	44,820
Other non-performing assets	1,964	553	675	471	211
Total other non-performing assets	21,085	26,118	32,793	27,366	45,031
Total non-performing assets	$92,180	$60,543	$78,955	$66,769	$63,936

Performing TDRs	$4,411	$6,369	$7,107	$10,998	$3,031
Allowance for loan losses to non-performing loans	95%	164%	90%	92%	166%
Non-performing loans to total loans (2)	0.74%	0.41%	0.81%	0.91%	0.58%
Non-performing assets (including performing TDRs) to total assets (2)	0.45%	0.40%	0.57%	0.93%	0.89%
Non-performing assets to total assets (2)	0.43%	0.37%	0.52%	0.79%	0.85%
_________________________
(1)    Includes nonaccrual TDRs of approximately $902,000, $2.8 million, $5.8 million, $3.2 million and $2.5 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)    Excludes all loans acquired except for their inclusion in total assets.

There was no interest income on the nonaccrual loans recorded for the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019, impaired loans, net of government guarantees and acquired loans, were $68.9 million compared to $35.8 million at December 31, 2018. On an ongoing basis, management evaluates the underlying collateral on all impaired loans and allocates specific reserves, where appropriate, in order to absorb potential losses if the collateral were ultimately foreclosed.

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

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we have established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of December 31, 2019 and 2018 was $8.4 million and $6.9 million, respectively. The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to our methodology for determining the allowance for loan losses. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense.

Our methodology and calculations regarding the reserve for unfunded commitments will change significantly due to a change in accounting guidance in 2020. See Note 20, New Accounting Standards, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for additional information regarding implementation and adoption of Credit Losses on Financial Instruments.

An analysis of the allowance for loan losses for the last five years is shown in Table 11.

Table 11: Allowance for Loan Losses

(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of year	$56,599	$41,668	$36,286	$31,351	$29,028
Loans charged off:
Credit card	4,585	4,051	3,905	3,195	3,107
Other consumer	4,894	6,637	3,767	1,975	1,672
Real estate	2,319	5,905	7,989	7,517	1,580
Commercial	22,023	6,623	7,837	3,956	1,415
Total loans charged off	33,821	23,216	23,498	16,643	7,774
Recoveries of loans previously charged off:
Credit card	1,021	1,005	1,021	907	890
Other consumer	2,357	557	2,239	516	538
Real estate	496	991	990	351	203
Commercial	372	745	103	365	180
Total recoveries	4,246	3,298	4,353	2,139	1,811
Net loans charged off	29,575	19,918	19,145	14,504	5,963
Provision for loan losses (1)	40,776	34,849	24,527	19,439	8,286
Balance, end of year (2)	$67,800	$56,599	$41,668	$36,286	$31,351

Net charge-offs to average loans (3)	0.31%	0.29%	0.35%	0.40%	0.24%
Allowance for loan losses to period-end loans (3)	0.70%	0.67%	0.73%	0.84%	0.97%
Allowance for loan losses to net charge-offs (3)	229.25%	284.16%	217.64%	250.18%	525.76%

_________________________

(1)    Provision for loan losses of $2,464,000 attributable to loans acquired, was excluded from this table for 2019 (total 2019 provision for loan losses is $43,240,000), $3,299,000 was excluded from this table for 2018 (total 2018 provision for loan losses is $38,148,000), and $1,866,000 was excluded from this table for 2017 (total 2017 provision for loan losses is $26,393,000). Charge offs of $3,015,000 and recoveries of $900,000 on loans acquired were excluded from this table for 2019 resulting in an ending balance in the allowance related to loans acquired of $444,000. There were $3,622,000 in charge-offs for loans acquired during 2018 resulting in an ending balance in the allowance related to loans acquired of $95,000. There were $2,402,000 in charge-offs for loans acquired during 2017 resulting in an ending balance in the allowance related to loans acquired of $418,000. Provision for loan losses of $626,000 attributable to loans acquired was excluded from this table for 2016 (total 2016 provision for loan losses was $20,065,000) and $736,000 was excluded from this table for 2015 (total 2015 provision for loan losses is $9,022,000). The $626,000 and $736,000 was subsequently charged-off, resulting in no increase in the allowance related to loans acquired in the years 2016 and 2015.
(2)    Allowance for loan losses at December 31, 2019, 2018, and 2017 includes $444,000, $95,000, and $418,000, respectively, of allowance for loans acquired (not shown in the table above) and $954,000 at December 31, 2016 and 2015 of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2019, 2018, 2017, 2016, and 2015 was $68,244,000, $56,694,000, $42,086,000, $37,240,000, and $32,305,000, respectively.
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

As of December 31, 2019, the allowance for loan losses reflects an increase of approximately $11.2 million from December 31, 2018, while total loans, excluding loans acquired, increased by $1.2 billion over the same period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

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

Table 12: Allocation of Allowance for Loan Losses

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
Credit cards	$4,051	2.1%	$3,923	2.4%	$3,784	3.2%	$3,779	4.3%	$3,893	5.5%
Other consumer	1,998	2.0%	2,380	2.4%	3,489	4.9%	2,796	7.0%	1,853	6.4%
Real estate	38,717	71.5%	29,743	70.8%	27,281	74.3%	21,817	70.0%	19,522	67.9%
Commercial	22,863	21.5%	20,514	23.0%	7,007	17.1%	7,739	18.2%	5,985	20.0%
Other	171	2.9%	39	1.4%	107	0.5%	155	0.5%	98	0.2%
Total (2)	$67,800	100.0%	$56,599	100.0%	$41,668	100.0%	$36,286	100.0%	$31,351	100.0%
_________________________
(1)    Percentage of loans in each category to total loans, excluding loans acquired.
(2)    Allowance for loan losses at December 31, 2019, 2018, and 2017 includes $444,000, $95,000, and $418,000, respectively, of allowance for loans acquired (not shown in the table above) and $954,000 at December 31, 2016 and 2015 of allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2019, 2018, 2017, 2016, and 2015 was $68,244,000, $56,694,000, $42,086,000, $37,240,000, and $32,305,000, respectively.

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

Held-to-maturity and available-for-sale investment securities were $40.9 million and $3.5 billion, respectively, at December 31, 2019, compared to the held-to-maturity amount of $289.2 million and available-for-sale amount of $2.2 billion at December 31, 2018.

As of December 31, 2019, $644.0 million, or 18.6%, of the available-for-sale securities were in U.S. Treasury and U.S. Government agency securities, 78.8% of which will mature in less than five years.

In order to reduce our income tax burden, $907.6 million, or 26.0%, of our total investment portfolio as of December 31, 2019, was invested in tax-exempt obligations of state and political subdivisions. A portion of the state and political subdivision debt obligations are rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis. There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2019.

We had approximately $1.8 billion, or 50.2%, of our total portfolio invested in mortgaged-backed securities at December 31, 2019. Investments with limited marketability, such as stock in the FRB and the Federal Home Loan Bank, are carried at cost and are reported as other available for sale securities.

We had $13.3 million of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2019 compared to $65,000 of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2018.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of December 31, 2019, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, management believes the impairments detailed in the table below are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Table 13 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 13: Investment Securities

	Years Ended December 31,
	2019				2018
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(In thousands)	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Held-to-Maturity
U.S. Government agencies	$—	$—	$—	$—	$16,990	$—	$(49)	$16,941
Mortgage-backed securities	10,796	71	(59)	10,808	13,346	5	(412)	12,939
State and political subdivisions	27,082	849	—	27,931	256,863	3,029	(954)	258,938
Other securities	3,049	67	—	3,116	1,995	17	—	2,012
Total HTM	$40,927	$987	$(59)	$41,855	$289,194	$3,051	$(1,415)	$290,830

Available-for-Sale
U.S. Treasury	$449,729	$112	$(112)	$449,729	$—	$—	$—	$—
U.S. Government agencies	194,207	1,313	(1,271)	194,249	157,523	518	(3,740)	154,301
Mortgage-backed securities	1,738,584	8,510	(4,149)	1,742,945	1,552,487	3,097	(32,684)	1,522,900
State and political subdivisions	860,539	20,983	(998)	880,524	320,142	171	(5,470)	314,843
Other securities	185,087	822	(18)	185,891	157,471	2,251	(14)	159,708
Total AFS	$3,428,146	$31,740	$(6,548)	$3,453,338	$2,187,623	$6,037	$(41,908)	$2,151,752

Table 14 reflects the amortized cost and estimated fair value of securities at December 31, 2019, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 14: Maturity Distribution of Investment Securities

	December 31, 2019
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
Mortgage-backed securities	$—	$—	$—	$—	$10,796	$10,796	$10,909	$10,808
State and political subdivisions	4,897	15,972	6,213	—	—	27,082	26,844	27,931
Other securities	—	—	1,174	1,875	—	3,049	3,075	3,116
Total	$4,897	$15,972	$7,387	$1,875	$10,796	$40,927	$40,828	$41,855

Percentage of total	12.0%	39.0%	18.0%	4.6%	26.4%	100.0%

Weighted average yield	2.4%	2.6%	5.7%	1.0%	2.3%	3.0%

Available-for-Sale
U.S. Treasury	$449,729	$—	$—	$—	$—	$449,729	$450,000	$449,729
U.S. Government agencies	33,053	24,543	25,814	110,797	—	194,207	192,665	194,249
Mortgage-backed securities	—	—	—	—	1,738,584	1,738,584	1,699,947	1,742,945
State and political subdivisions	11,649	48,406	86,126	714,358	—	860,539	840,880	880,524
Other securities	—	—	17,149	—	167,938	185,087	185,511	185,891
Total	$494,431	$72,949	$129,089	$825,155	$1,906,522	$3,428,146	$3,369,003	$3,453,338

Percentage of total	14.4%	2.1%	3.8%	24.1%	55.6%	100.0%

Weighted average yield	1.5%	2.4%	3.0%	3.0%	2.3%	2.4%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 251 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of December 31, 2019, core deposits comprised 80.0% of our total deposits.

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

Our total deposits as of December 31, 2019, were $16.1 billion, an increase of $3.71 billion from December 31, 2018. The increase was primarily due to the 2019 acquisitions; however, we also achieved organic core deposit growth during 2019. This core deposit growth was partially offset by a $684.3 million decrease in our brokered and institutional deposits during the year. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $12.8 billion at December 31, 2019, compared to $9.5 billion at December 31, 2018, a $3.3 billion increase. Total time deposits increased $380.8 million to $3.3 billion at December 31, 2019, from $2.9 billion at December 31, 2018. We had $1.1 billion and $1.4 billion of brokered deposits at December 31, 2019, and December 31, 2018, respectively.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2019.

Table 15: Average Deposit Balances and Rates

	December 31,
	2019		2018		2017
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Non-interest bearing transaction accounts	$3,021,917	—%	$2,697,235	—%	$1,788,385	—%
Interest bearing transaction and savings deposits	7,417,104	1.08%	6,691,030	0.85%	4,594,733	0.39%
Time deposits
$100,000 or more	1,994,276	2.02%	1,366,745	1.50%	650,560	0.72%
Other time deposits	1,099,818	1.67%	977,558	1.00%	780,141	0.64%
Total	$13,533,115	1.03%	$11,732,568	0.74%	$7,813,819	0.36%

The Company’s maturities of large denomination time deposits at December 31, 2019 and 2018 are presented in Table 16.

Table 16: Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit ($100,000 or more) December 31,
	2019		2018
(In thousands)	Balance	Percent	Balance	Percent
Maturing
Three months or less	$676,042	31.4%	$511,414	35.5%
Over 3 months to 6 months	427,426	19.9%	240,056	16.6%
Over 6 months to 12 months	650,906	30.2%	407,989	28.3%
Over 12 months	399,050	18.5%	283,070	19.6%
Total	$2,153,424	100.0%	$1,442,529	100.0%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $150.1 million at December 31, 2019, as compared to $95.8 million at December 31, 2018.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, reciprocal brokered deposits, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.69 billion and $1.70 billion at December 31, 2019 and December 31, 2018, respectively. The outstanding balance for December 31, 2019 includes $1.25 billion in FHLB short-term advances; $12.7 million in FHLB long-term advances; $330.0 million in subordinated notes; $58.3 million of trust preferred securities, other subordinated debt and unamortized debt issuance costs; and $34.9 million of other long-term debt.

All of the FHLB short-term advances outstanding at the end of 2019 are FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at the end of the year have ten years to fifteen years maturity dates with lockout periods that have expired and, as a result, are considered and monitored as short-term advances. We analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. We also held typical FHLB short-term advances, with original maturities of less than one year, at various times during 2019, as well as in previous years.

A summary of information related to our FHLB short-term advances, including FOTO advances, is presented in Table 17.

Table 17: Short-Term Borrowings

	December 31,
(Dollars in thousands)	2019	2018	2017
Amount outstanding at year-end	$1,250,000	$1,330,000	$1,112,000
Weighted-average interest rate at year-end	1.44%	2.12%	1.31%
Maximum amount outstanding at any month-end during the year	$1,435,000	$1,435,000	$1,112,000
Average amount outstanding during the year	$1,183,873	$1,276,685	$481,362
Weighted-average interest rate for the year	1.89%	1.75%	1.04%

We assumed trust preferred securities and other subordinated debt in an aggregate principal amount, net of discounts, of $33.9 million related to the Landrum acquisition during 2019.

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (the “Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. In October 2018, we entered into a First Amendment to the Credit Agreement with U.S. Bank National Association, which primarily extended the expiration date to October 2019 and reduced the $75.0 million to $50.0 million. In December 2018, we entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants of the Credit Agreement are evaluated on a consolidated basis. All amounts borrowed, together with applicable interest, fees, and other amounts owed by us were due and payable on October 4, 2019. The balance due under the Credit Agreement at December 31, 2018 and the expiration date was zero. We did not renew the Credit Agreement upon the expiration date in October 2019.

In March 2018, we issued $330.0 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering. The Notes will mature on April 1, 2028 and will be subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

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

Aggregate annual maturities of debt at December 31, 2019 are presented in table 18.

Table 18: Maturities of Debt

		Annual
(In thousands)	Year	Maturities
	2020	$1,253,299
	2021	3,016
	2022	2,187
	2023	2,366
	2024	2,446
	Thereafter	422,545
	Total	$1,685,859

Capital

Overview

At December 31, 2019, total capital reached $2.99 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At December 31, 2019, our common equity to asset ratio was 14.06% compared to 13.58% at year-end 2018.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 12, 2019, the Company filed its Amended and Restated Articles of Incorporation (“February Amended Articles”) with the Arkansas Secretary of State. The February Amended Articles classified and designated three series of preferred stock out of the Corporation’s authorized preferred stock: Series A Preferred Stock, Par Value $0.01 Per Share (having 40,000 authorized shares); Series B Preferred Stock, Par Value $0.01 Per Share (having 2,000.02 authorized shares); and 7% Perpetual Convertible Preferred Stock, Par Value $0.01 Per Share, Series C (having 140 authorized shares).

On October 29, 2019, we filed our Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share, out of our authorized preferred stock. The October Amended Articles also canceled our 7% Perpetual Convertible Preferred Stock, Par Value $0.01 Per Share, Series C Preferred Stock, of which no shares were ever issued or outstanding.

On January 18, 2018, our Board of Directors approved a two-for-one stock split of the Company’s outstanding Class A common stock, $0.01 par value (“Common Stock”), in the form of a 100% stock dividend for shareholders of record as of the close of business on January 30, 2018. The new shares were distributed by our transfer agent, Computershare, and our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on February 9, 2018. All previously reported share and per share data included in filings subsequent to February 8, 2018 are restated to reflect the retroactive effect of this two-for-one stock split.

On March 19, 2018, we filed a shelf registration with the SEC. The shelf registration statement provides increased flexibility and more efficient access to raise capital from time to time through the sale of common stock, preferred stock, debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, units or a combination thereof, subject to market conditions. Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that we are required to file with the SEC at the time of the specific offering.

On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares of Common Stock from 120,000,000 to 175,000,000.

Stock Repurchase

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares (split adjusted) of common stock (“2012 Program”). On October 22, 2019, the Company announced a new stock repurchase program (the “Program”), under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. The Program will terminate on October 31, 2021 (unless terminated sooner) and replaced the 2012 Program.

Under the Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The Program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for this Program to come from available sources of liquidity, including cash on hand and future cash flow.

During 2019, we repurchased 390,000 shares at an average price of $25.97 under the Program. We had no stock repurchases during 2018.

Cash Dividends

We declared cash dividends on our common stock of $0.64 per share for the twelve months ended December 31, 2019, compared to $0.60 per share for the twelve months ended December 31, 2018. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, for additional information regarding cash dividends.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings. See Item 7A, Liquidity and Qualitative Disclosures About Market Risk, for additional information regarding the parent company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2019, we meet all capital adequacy requirements to which we are subject.

As of the most recent notification from regulatory agencies, each subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ categories.

Our risk-based capital ratios at December 31, 2019 and 2018 are presented in Table 19 below:

Table 19: Risk-Based Capital

	December 31,
(Dollars in thousands)	2019	2018
Tier 1 capital:
Stockholders’ equity	$2,988,924	$2,246,434
Goodwill and other intangible assets	(1,160,079)	(912,428)
Unrealized (gain) loss on available-for-sale securities, net of income taxes	(20,891)	27,374
Total Tier 1 capital	1,807,954	1,361,380
Tier 2 capital:
Trust preferred securities and subordinated debt	388,260	353,950
Qualifying allowance for loan losses	76,644	63,608
Total Tier 2 capital	464,904	417,558
Total risk-based capital	$2,272,858	$1,778,938

Risk weighted assets	$16,554,081	$13,326,832

Assets for leverage ratio	$18,852,798	$15,512,042

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	10.92%	10.22%
Tier 1 leverage ratio	9.59%	8.78%
Tier 1 risk-based capital ratio	10.92%	10.22%
Total risk-based capital ratio	13.73%	13.35%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $388.3 million is included as Tier 2 and total capital as of December 31, 2019.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments. Examples of these commitments at December 31, 2019, include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2019, includes subordinated debt, notes payable and FHLB advances, all of which we are contractually obligated to repay in future periods.

Beginning January 1, 2019, the Company recognizes all leases under ASC Topic 842, Leases, that requires lessees to record assets and liabilities on the balance sheet for all leases with a lease term of 12 months or longer. See Note 7, Right-of-Use Lease Assets and Lease Liabilities and Note 20, New Accounting Standards, for additional information regarding our operating leases and the impact of adoption of the new lease accounting standard.

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

The funding requirements of the Company’s most significant financial commitments at December 31, 2019 are shown in Table 20.

Table 20: Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt	$3,299	$5,203	$4,812	$422,545	$435,859
Undiscounted minimum lease payments	10,071	15,489	8,581	13,659	47,800
Credit card loan commitments	634,788	—	—	—	634,788
Other loan commitments	3,991,931	—	—	—	3,991,931
Letters of credit	71,074	—	—	—	71,074

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of core earnings (net income excluding non-core items {merger-related costs, early retirement program costs, one-time costs of branch right sizing, accelerated vesting on retirement agreements, gain on sale of banking operations, gain from early retirement of trust preferred securities, gain on sale of insurance lines of business, loss on FDIC loss-share termination, 2017 donation to the Simmons First Foundation and the one-time deferred income tax adjustment from tax reform}) and core diluted earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), core return on average assets (non-GAAP), return on tangible common equity (non-GAAP), core return on average common equity (non-GAAP), core return on tangible common equity (non-GAAP), the core net interest margin (non-GAAP) and efficiency ratio (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

We believe the presentation of “core earnings” on a diluted per share basis, “core diluted earnings per share” (non-GAAP) and core net interest margin (non-GAAP), provides a meaningful basis for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these non-core items to be relevant to ongoing financial performance on a per share basis. Management and the Board of Directors utilize “core diluted earnings per share” (non-GAAP) for the following purposes:

•   Calculation of annual performance-based incentives for certain executives
•   Calculation of long-term performance-based incentives for certain executives
•   Investor presentations of Company performance

We have $1.2 billion and $937.0 million total goodwill and other intangible assets for the periods ended December 31, 2019 and 2018, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes a useful calculation is return on tangible equity (non-GAAP).

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

During 2019, non-core items consisted of $36.4 million of merger-related costs, related to the Landrum and Reliance acquisitions, and $3.5 million in early retirement program expenses. In addition, we had non-core branch right sizing costs of $3.1 million, primarily related to the relocation of the Little Rock corporate offices. The net after-tax impact of these items was $31.7 million, or $0.32 per diluted earnings per share.

During 2018, non-core items included $6.1 million of merger-related and branch right sizing costs. The net after-tax impact of these items was $4.5 million, or $0.05 per diluted earnings per share.

During 2017, non-core items included $22.1 million of merger-related and branch right sizing costs, a one-time non-cash charge of $11.5 million from the revaluation of the deferred tax assets and liabilities as a result of the tax reform signed into law, as previously discussed, a $5.0 million donation to the Simmons First Foundation and a $3.7 million gain on the sale of our property and casualty insurance business lines. The net after-tax impact of these items was $26.1 million, or $0.37 per diluted earnings per share.

During 2016, we recorded after-tax merger-related costs of $2.9 million, primarily related to the Citizens acquisition, resulting in a nonrecurring charge of $0.05 to diluted earnings per share and $2.0 million in after-tax branch-right sizing costs in relation to the closure of ten underperforming branches, resulting in a nonrecurring charge of $0.04 to diluted earnings per share. Also during 2016, we recognized $361,000 in net after-tax gains from the early retirement of trust preferred securities.

During 2015, we recorded after-tax merger-related costs of $8.4 million, primarily related to the Community First, Liberty and Ozark Trust acquisitions, resulting in a nonrecurring charge of $0.15 to diluted earnings per share. During the second quarter of 2015, we incurred $1.9 million in after-tax branch right sizing costs in relation to the closure of twelve underperforming branches, resulting in a nonrecurring charge of $0.04 to diluted earnings per share. Also during 2015, we recognized $1.3 million in net after-tax gains from the sale of our Salina banking operations contributing $0.02 to diluted earnings per share.

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

See Table 21 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 21: Reconciliation of Core Earnings (non-GAAP)

(In thousands, except per share data)	2019	2018	2017	2016	2015
Twelve months ended

Net Income Available to Common Stockholders	$237,828	$215,713	$92,940	$96,790	$74,107
Non-core items:
Accelerated vesting on retirement agreements	—	—	—	—	2,209
Gain on sale of banking operations	—	—	—	—	(2,110)
Gain from early retirement of trust preferred securities	—	—	—	(594)	—
Gain on sale of insurance lines of business	—	—	(3,708)	—	—
Loss on FDIC loss-share termination	—	—	—	—	7,476
Donation to Simmons First Foundation	—	—	5,000	—	—
Merger related costs	36,379	4,777	21,923	4,835	13,760
Early retirement program	3,464	—	—	—	—
Branch right sizing	3,129	1,341	169	3,359	3,144
Tax effect (1)	(11,234)	(1,598)	(8,746)	(2,981)	(8,964)
Net non-core items (before SAB 118 adjustment)	31,738	4,520	14,638	4,619	15,515
SAB 118 adjustment (2)	—	—	11,471	—	—
Core earnings (non-GAAP)	$269,566	$220,233	$119,049	$101,409	$89,622

Diluted earnings per share	$2.41	$2.32	$1.33	$1.56	$1.31
Non-core items:
Accelerated vesting on retirement agreements	—	—	—	—	0.04
Gain on sale of banking operations	—	—	—	—	(0.04)
Gain from early retirement of trust preferred securities	—	—	—	(0.01)	—
Gain on sale of insurance lines of business	—	—	(0.04)	—	—
Loss on FDIC loss-share termination	—	—	—	—	0.14
Donation to Simmons First Foundation	—	—	0.07	—	—
Merger related costs	0.37	0.05	0.31	0.08	0.25
Early retirement program	0.03	—	—	—	—
Branch right sizing	0.03	0.02	—	0.06	0.06
Tax effect (1)	(0.11)	(0.02)	(0.13)	(0.05)	(0.17)
Net non-core items (before SAB 118 adjustment)	0.32	0.05	0.21	0.08	0.28
SAB 118 adjustment (2)	—	—	0.16	—	—
Core diluted earnings per share (non-GAAP)	$2.73	$2.37	$1.70	$1.64	$1.59
_________________________
(1)    Effective tax rate of 26.135% for periods beginning on or after January 1, 2018 and 39.225% for periods prior to 2018 adjusted for non-deductible merger-related costs and deferred tax items on the sale of the insurance lines of business.
(2)    Tax adjustment to revalue deferred tax assets and liabilities to account for the future impact of lower corporate tax rates resulting from the 2017 Act, signed into law on December 22, 2017.

See Table 22 below for the reconciliation of tangible book value per share.

Table 22: Reconciliation of Tangible Book Value per Share (non-GAAP)

(In thousands, except per share data)	2019	2018	2017	2016	2015
Total common stockholders’ equity	$2,988,157	$2,246,434	$2,084,564	$1,151,111	$1,046,003
Intangible assets:
Goodwill	(1,055,520)	(845,687)	(842,651)	(348,505)	(327,686)
Other intangible assets	(127,340)	(91,334)	(106,071)	(52,959)	(53,237)
Total intangibles	(1,182,860)	(937,021)	(948,722)	(401,464)	(380,923)
Tangible common stockholders’ equity	$1,805,297	$1,309,413	$1,135,842	$749,647	$665,080
Shares of common stock outstanding	113,628,601	92,347,643	92,029,118	62,555,446	60,556,864

Book value per common share	$26.30	$24.33	$22.65	$18.40	$17.27

Tangible book value per common share (non-GAAP)	$15.89	$14.18	$12.34	$11.98	$10.98

See Table 23 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 23: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2019	2018	2017	2016	2015
Total common stockholders’ equity	$2,988,157	$2,246,434	$2,084,564	$1,151,111	$1,046,003
Intangible assets:
Goodwill	(1,055,520)	(845,687)	(842,651)	(348,505)	(327,686)
Other intangible assets	(127,340)	(91,334)	(106,071)	(52,959)	(53,237)
Total intangibles	(1,182,860)	(937,021)	(948,722)	(401,464)	(380,923)
Tangible common stockholders’ equity	$1,805,297	$1,309,413	$1,135,842	$749,647	$665,080

Total assets	$21,259,143	$16,543,337	$15,055,806	$8,400,056	$7,559,658
Intangible assets:
Goodwill	(1,055,520)	(845,687)	(842,651)	(348,505)	(327,686)
Other intangible assets	(127,340)	(91,334)	(106,071)	(52,959)	(53,237)
Total intangibles	(1,182,860)	(937,021)	(948,722)	(401,464)	(380,923)
Tangible assets	$20,076,283	$15,606,316	$14,107,084	$7,998,592	$7,178,735

Ratio of common equity to assets	14.06%	13.58%	13.85%	13.70%	13.84%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.99%	8.39%	8.05%	9.37%	9.26%

See Table 24 below for the calculation of core return on average assets.

Table 24: Calculation of Core Return on Average Assets (non-GAAP)

(Dollars in thousands)	2019	2018	2017	2016	2015
Twelve months ended

Net income available to common stockholders	$237,828	$215,713	$92,940	$96,790	$74,107
Net non-core items, net of taxes, adjustment	31,738	4,520	26,109	4,619	15,515
Core earnings	$269,566	$220,233	$119,049	$101,409	$89,622

Average total assets	$17,871,748	$15,771,362	$10,074,951	$7,760,233	$7,164,788

Return on average assets	1.33%	1.37%	0.92%	1.25%	1.03%
Core return on average assets (non-GAAP)	1.51%	1.40%	1.18%	1.31%	1.25%

See Table 25 below for the calculation of return on tangible common equity.

Table 25: Calculation of Return on Tangible Common Equity (non-GAAP)

(Dollars in thousands)	2019	2018	2017	2016	2015
Twelve months ended

Net income available to common stockholders	$237,828	$215,713	$92,940	$96,790	$74,107
Amortization of intangibles, net of taxes	8,720	8,132	4,659	3,611	2,972
Total income available to common stockholders	$246,548	$223,845	$97,599	$100,401	$77,079

Net non-core items, net of taxes	31,738	4,520	26,109	4,619	15,515
Core earnings	269,566	220,233	119,049	101,409	89,622
Amortization of intangibles, net of taxes	8,720	8,132	4,659	3,611	2,972
Total core income available to common stockholders	$278,286	$228,365	$123,708	$105,020	$92,594

Average common stockholders’ equity	$2,396,024	$2,157,097	$1,390,815	$1,105,775	$938,521
Average intangible assets:
Goodwill	(921,635)	(845,308)	(455,453)	(332,974)	(281,133)
Other intangible assets	(104,000)	(97,820)	(68,896)	(51,710)	(42,104)
Total average intangibles	(1,025,635)	(943,128)	(524,349)	(384,684)	(323,237)
Average tangible common stockholders’ equity	$1,370,389	$1,213,969	$866,466	$721,091	$615,284

Return on average common equity	9.93%	10.00%	6.68%	8.75%	7.90%
Return on average tangible common equity (non-GAAP)	17.99%	18.44%	11.26%	13.92%	12.53%
Core return on average common equity (non-GAAP)	11.25%	10.21%	8.56%	9.17%	9.55%
Core return on tangible common equity (non-GAAP)	20.31%	18.81%	14.28%	14.56%	15.05%

See Table 26 below for the calculation of core net interest margin for the periods presented.

Table 26: Reconciliation of Core Net Interest Margin (non-GAAP)

(Dollars in thousands)	2019	2018	2017	2016	2015
Twelve months ended

Net interest income	$605,275	$552,552	$354,930	$279,206	$278,595
FTE adjustment	7,322	5,297	7,723	7,722	8,517
Fully tax equivalent net interest income	612,597	557,849	362,653	286,928	287,112
Total accretable yield	(41,244)	(35,263)	(27,793)	(24,257)	(46,131)
Core net interest income	$571,353	$522,586	$334,860	$262,671	$240,981

Average earning assets	$15,977,909	$14,036,614	$8,908,418	$6,855,322	$6,305,966

Net interest margin	3.83%	3.97%	4.07%	4.19%	4.55%
Core net interest margin (non-GAAP)	3.58%	3.72%	3.76%	3.83%	3.82%
See Table 27 below for the calculation of the efficiency ratio for the periods presented.

Table 27: Calculation of Efficiency Ratio

(Dollars in thousands)	2019	2018	2017	2016	2015
Twelve months ended

Non-interest expense	$461,112	$392,229	$312,379	$255,085	$256,970
Non-core non-interest expense adjustment	(42,972)	(6,118)	(27,357)	(8,435)	(18,747)
Other real estate and foreclosure expense adjustment	(3,282)	(4,240)	(3,042)	(4,389)	(4,861)
Amortization of intangibles adjustment	(11,805)	(11,009)	(7,666)	(5,942)	(4,889)
Efficiency ratio numerator	$403,053	$370,862	$274,314	$236,319	$228,473

Net-interest income	$605,275	$552,552	$354,930	$279,206	$278,595
Non-interest income	201,509	143,896	138,765	139,382	94,661
Non-core non-interest income adjustment	—	—	(3,972)	(835)	5,731
Fully tax-equivalent adjustment	7,322	5,297	7,723	7,722	8,517
Gain on sale of securities	(13,314)	(61)	(1,059)	(5,848)	(307)
Efficiency ratio denominator	$800,792	$701,684	$496,387	$419,627	$387,197

Efficiency ratio (non-GAAP)	50.33%	52.85%	55.27%	56.32%	59.01%

Quarterly Results

Selected unaudited quarterly financial information for the last eight quarters is shown in Table 28.

Table 28: Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2019
Interest income	$179,116	$196,169	$197,306	$214,054	$786,645
Interest expense	42,090	45,813	47,142	46,325	181,370
Net interest income	137,026	150,356	150,164	167,729	605,275
Provision for loan losses	9,285	7,079	21,973	4,903	43,240
Gain on sale of securities	2,740	2,823	7,374	377	13,314
Non-interest income, net of gain on sale of securities	31,021	36,183	76,401	44,590	188,195
Non-interest expense	101,409	110,743	106,865	142,095	461,112
Net income available to common stockholders	47,695	55,598	81,826	52,709	237,828
Basic earnings per share (1)	0.52	0.58	0.85	0.49	2.42
Diluted earnings per share (1)	0.51	0.58	0.84	0.49	2.41

2018
Interest income	$157,139	$166,268	$178,984	$178,296	$680,687
Interest expense	22,173	29,431	36,016	40,515	128,135
Net interest income	134,966	136,837	142,968	137,781	552,552
Provision for loan losses	9,150	9,033	10,345	9,620	38,148
Gain (loss) on sale of securities	6	(7)	54	8	61
Non-interest income, net of gain (loss) on sale of securities	37,529	38,055	33,671	34,580	143,835
Non-interest expense	98,073	98,507	100,253	95,396	392,229
Net income available to common stockholders	51,312	53,562	55,193	55,646	215,713
Basic earnings per share (1)	0.56	0.58	0.60	0.60	2.34
Diluted earnings per share (1)	0.55	0.58	0.59	0.60	2.32
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

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2019, undivided profits of Simmons Bank were approximately $702.1 million, of which approximately $160.2 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. A major responsibility of management is to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. The management and Board of Directors of the subsidiary bank monitor these same indicators and makes adjustments as needed. At December 31, 2019, the subsidiary bank and total corporate liquidity remain strong.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. Simmons Bank has approximately $415.0 million in Federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $3.2 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 98.8% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of December 31, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 2.37% and 4.95%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points and 200 basis points would result in a negative variance in net interest income of (1.60)% and (3.82)%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2019.

Table 29: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	4.95%
Up 100 basis points	2.37%
Down 100 basis points	(1.60)%
Down 200 basis points	(3.82)%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 64 hereof.

Management’s Report on Internal Control Over Financial Reporting

The management of Simmons First National Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by Securities and Exchange Commission guidance, management excluded from its assessment the operations of The Landrum Company acquisition made during 2019, which is described in Note 2 of the Consolidated Financial Statements. The total assets acquired in The Landrum Company acquisition represented approximately 16% of the Company’s total consolidated assets as of December 31, 2019. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.

As permitted, the Company excluded the operations of The Landrum Company (Landrum) of Columbia, Missouri, a financial institution acquired on October 31, 2019, which constituted approximately 16% and 3% of total assets and total revenues, respectively, from the scope of management’s report on internal control over financial reporting. As such, Landrum has also been excluded from the scope of our audit of internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

As more fully described in Note 1 and Note 5 to the Company’s consolidated financial statements, the allowance for loan losses represents losses that are estimated to have occurred. The allowance for loan losses is based on collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of allocated and general components. The allocated component relates to specific allowances on loans that are classified as impaired. The general component relates to loans that are not classified as impaired and is based on historical charge-off experience and the expected loss, given default, derived from the Company's internal risk rating process. Other adjustments have been made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. Management discloses that this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the valuation of the allowance for loan losses as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management's estimates, such as evaluating management's assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specific allowances associated with impaired loans or loans acquired that have experienced a deterioration in credit quality post-acquisition, and assessing the appropriateness of loan grades.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for loan losses, including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of loss rates, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans, and management’s review and disclosure controls over the allowance for loan losses;

•	Testing of completeness and accuracy of the information utilized in the calculation of the allowance for loan losses

•	Testing the allowance for loan losses model’s computational accuracy;

•	Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

•	Testing the internal loan review functions and evaluating the accuracy of loan grades, including utilizing our internal loan review professionals to assist us;

•	Assessing the reasonableness of specific allowances on certain impaired loans;

•	Evaluating the overall reasonableness of significant assumptions used by management, considering the past performance of the Company and evaluating trends identified within peer groups;

•	Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

Mergers and Acquisitions

As described in Note 2 to the consolidated financial statements, the Company consummated the acquisitions of two bank holding companies during the year ended December 31, 2019, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $209.8 million being recognized on the Company’s consolidated statement balance sheet. As part of the acquisitions consummated during the year, management assessed that the acquisitions qualified as business combinations and all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the respective acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the consummated acquisitions and the valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired assets and liabilities and other acquisition-related considerations involved a high degree of subjectivity in evaluating management’s fair value estimates and purchase price allocations, including the use of our internal valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•
Assessing management’s application of accounting guidance related to business combinations and management’s determination of whether the transactions were an acquisition of a business as defined within the ASC 805 framework;

•
Assessing the completeness and accuracy of management’s purchase accounting model, including the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•
Obtaining and reviewing all significant outside vendor valuation estimates, and challenging management’s review of the appropriateness of the valuations including but not limited to, testing critical inputs, assumptions applied and valuation models utilized by the outside vendors;

•
Assessing the accuracy of the goodwill calculation resulting from the acquisition consummated, which was the difference between the total net consideration paid and the fair value of the net assets acquired;

•	Utilizing internal valuation specialists to assist with testing the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings.

BKD, LLP
/s/ BKD, LLP

We have served as the Company’s auditor since 1972.

Little Rock, Arkansas
February 27, 2020

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2019 and 2018

(In thousands, except share data)	2019	2018

ASSETS
Cash and non-interest bearing balances due from banks	$277,208	$171,792
Interest bearing balances due from banks and federal funds sold	719,415	661,666
Cash and cash equivalents	996,623	833,458
Interest bearing balances due from banks – time	4,554	4,934
Investment securities:
Held-to-maturity	40,927	289,194
Available-for-sale	3,453,338	2,151,752
Total investments	3,494,265	2,440,946
Mortgage loans held for sale	58,102	26,799
Other assets held for sale	260,332	1,790
Loans:
Legacy loans	9,630,076	8,430,388
Allowance for loan losses	(67,800)	(56,599)
Loans acquired, net of discount and allowance	4,795,184	3,292,783
Net loans	14,357,460	11,666,572
Premises and equipment	492,384	295,060
Foreclosed assets and other real estate owned	19,121	25,565
Interest receivable	62,707	49,938
Bank owned life insurance	254,152	193,170
Goodwill	1,055,520	845,687
Other intangible assets	127,340	91,334
Other assets	76,583	68,084
Total assets	$21,259,143	$16,543,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$3,741,093	$2,672,405
Interest bearing transaction accounts and savings deposits	9,090,878	6,830,191
Time deposits	3,276,969	2,896,156
Total deposits	16,108,940	12,398,752
Federal funds purchased and securities sold under agreements to repurchase	150,145	95,792
Other borrowings	1,297,599	1,345,450
Subordinated notes and debentures	388,260	353,950
Other liabilities held for sale	159,853	162
Accrued interest and other liabilities	165,422	102,797
Total liabilities	18,270,219	14,296,903

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at December 31, 2019	767	—
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at December 31, 2019 and 2018; 113,628,601 and 92,347,643 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,136	923
Surplus	2,117,282	1,597,944
Undivided profits	848,848	674,941
Accumulated other comprehensive income (loss)	20,891	(27,374)
Total stockholders’ equity	2,988,924	2,246,434
Total liabilities and stockholders’ equity	$21,259,143	$16,543,337

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017

(In thousands, except per share data)	2019	2018	2017

INTEREST INCOME
Loans	$710,935	$616,037	$352,351
Interest bearing balances due from banks and federal funds sold	7,486	5,996	1,933
Investment securities	66,898	57,318	40,115
Mortgage loans held for sale	1,326	1,336	605
TOTAL INTEREST INCOME	786,645	680,687	395,004

INTEREST EXPENSE
Deposits	139,011	87,210	27,756
Federal funds purchased and securities sold under agreements to repurchase	1,010	423	347
Other borrowings	23,008	23,654	8,621
Subordinated notes and debentures	18,341	16,848	3,350
TOTAL INTEREST EXPENSE	181,370	128,135	40,074

NET INTEREST INCOME	605,275	552,552	354,930
Provision for loan losses	43,240	38,148	26,393

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	562,035	514,404	328,537

NON-INTEREST INCOME
Trust income	25,040	23,128	18,570
Service charges on deposit accounts	44,782	42,508	36,079
Other service charges and fees	5,824	7,469	9,919
Mortgage lending income	15,017	9,230	9,708
SBA lending income	2,669	1,813	3,608
Investment banking income	2,313	3,141	2,793
Debit and credit card fees	29,289	32,268	34,258
Bank owned life insurance income	4,768	4,415	3,503
Gain on sale of securities, net	13,314	61	1,059
Other income	58,493	19,863	19,268
TOTAL NON-INTEREST INCOME	201,509	143,896	138,765

NON-INTEREST EXPENSE
Salaries and employee benefits	227,795	216,743	154,314
Occupancy expense, net	32,008	29,610	21,159
Furniture and equipment expense	18,220	16,323	19,366
Other real estate and foreclosure expense	3,442	4,480	3,042
Deposit insurance	4,416	8,721	3,696
Merger related costs	36,379	4,777	21,923
Other operating expenses	138,852	111,575	88,879
TOTAL NON-INTEREST EXPENSE	461,112	392,229	312,379

INCOME BEFORE INCOME TAXES	302,432	266,071	154,923
Provision for income taxes	64,265	50,358	61,983

NET INCOME	238,167	215,713	92,940
Preferred stock dividends	339	—	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$237,828	$215,713	$92,940
BASIC EARNINGS PER SHARE (1)	$2.42	$2.34	$1.34
DILUTED EARNINGS PER SHARE (1)	$2.41	$2.32	$1.33

 (1)    Per share amounts for the year ended 2017 have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017

NET INCOME	$238,167	$215,713	$92,940

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	76,109	(13,626)	2,645
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	2,547	—	—
Less: Reclassification adjustment for realized gains included in net income	13,314	61	1,059
Other comprehensive income (loss), before tax effect	65,342	(13,687)	1,586

Less: Tax effect of other comprehensive income (loss)	17,077	(3,577)	622

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	48,265	(10,110)	964

COMPREHENSIVE INCOME	$286,432	$205,603	$93,904

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$238,167	$215,713	$92,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,257	28,412	21,062
Provision for loan losses	43,240	38,148	26,393
Gain on sale of investments	(13,314)	(61)	(1,059)
Net accretion of investment securities and assets	(53,619)	(48,684)	(38,090)
Net amortization (accretion) on borrowings	394	(380)	561
Stock-based compensation expense	12,921	9,725	10,681
Gain on sale of premises and equipment held for sale, net of impairment	—	—	(615)
Gain on sale of foreclosed assets and other real estate owned	(33)	(650)	(1,076)
Gain on sale of mortgage loans held for sale	(20,064)	(12,844)	(12,186)
Loss (gain) on sale of loans	4,451	(10)	(18)
Gain on sale of Visa, Inc. class B common stock	(42,860)	—	—
Fair value write-down of closed branches	—	836	325
Deferred income taxes	34,911	8,412	23,251
Gain on sale of insurance lines of business	—	—	(3,708)
Income from bank owned life insurance	(4,854)	(5,003)	(3,503)
Originations of mortgage loans held for sale	(755,500)	(546,676)	(507,907)
Proceeds from sale of mortgage loans held for sale	756,642	556,759	526,245
Changes in assets and liabilities:
Interest receivable	3,231	(6,227)	(2,432)
Assets held in trading accounts	—	—	41
Other assets	42,189	(1,414)	12,456
Accrued interest and other liabilities	(35,886)	33,978	(14,194)
Income taxes payable	20,074	(9,355)	(14,604)
Net cash provided by operating activities	266,347	260,679	114,563
INVESTING ACTIVITIES
Net collections (originations) of loans	23,806	(912,793)	(719,219)
Proceeds from sale of loans	104,587	24,977	20,705
Decrease (increase) in due from banks - time	1,130	(1,620)	3,233
Purchases of premises and equipment, net	(67,831)	(29,740)	(34,216)
Proceeds from sale of premises and equipment	—	—	3,475
Purchases of other real estate owned	—	—	(1,021)
Proceeds from sale of foreclosed assets and other real estate owned	17,986	27,751	18,255
Proceeds from sale of available-for-sale securities	1,235,030	7,959	679,613
Proceeds from maturities of available-for-sale securities	776,084	258,325	487,717
Purchases of available-for-sale securities	(1,710,483)	(825,914)	(854,708)
Proceeds from maturities of held-to-maturity securities	31,969	80,803	97,494
Purchases of held-to-maturity securities	—	(1,172)	(860)
Proceeds from bank owned life insurance death benefits	2,435	1,814	—
Purchases of bank owned life insurance	—	(4,000)	(143)
Proceeds from the sale of insurance lines of business	—	—	9,296
Cash received (paid) in business combinations	178,260	—	(48,092)
Disposition of assets and liabilities held for sale	1,235	(55,211)	—
Net cash provided by (used in) investing activities	594,208	(1,428,821)	(338,471)
FINANCING ACTIVITIES
Net change in deposits	(404,826)	1,305,877	120,667
Proceeds from issuance of subordinated notes and other borrowings	25,500	326,355	—
Repayments of subordinated debentures and subordinated debt	—	(113,990)	(3,000)
Dividends paid on preferred stock	(339)	—	—
Dividends paid on common stock	(63,921)	(55,646)	(35,116)
Net change in other borrowed funds	(240,806)	(34,574)	521,865
Net change in federal funds purchased and securities sold under agreements to repurchase	40,207	(26,652)	(71,003)
Net shares (cancelled) issued under stock compensation plans	(2,389)	1,162	2,260
Shares issued under employee stock purchase plan	1,312	1,026	618
Repurchase of common stock	(10,128)	—	—
Retirement of preferred stock	(42,000)	—	—
Net cash (used in) provided by financing activities	(697,390)	1,403,558	536,291
INCREASE IN CASH EQUIVALENTS	163,165	235,416	312,383
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	833,458	598,042	285,659
CASH AND CASH EQUIVALENTS, END OF YEAR	$996,623	$833,458	$598,042

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share data (1))	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2016	$—	$626	$711,663	$(15,212)	$454,034	$1,151,111

Comprehensive income	—	—	—	964	92,940	93,904
Reclassify stranded tax effects due to 2017 tax law changes	—	—	—	(3,016)	3,016	—
Stock issued for employee stock purchase plan – 26,002 shares	—	—	618	—	—	618
Stock-based compensation plans, net – 359,286 shares	—	3	12,938	—	—	12,941
Stock issued for Hardeman acquisition – 1,599,940 common shares	—	16	42,622	—	—	42,638
Stock issued for OKSB acquisition –14,488,604 common shares	—	145	431,253	—	—	431,398
Stock issued for First Texas acquisition – 12,999,840 common shares	—	130	386,940	—	—	387,070
Dividends on common stock – $0.50 per share	—	—	—	—	(35,116)	(35,116)

Balance, December 31, 2017	—	920	1,586,034	(17,264)	514,874	2,084,564

Comprehensive income	—	—	—	(10,110)	215,713	205,603
Stock issued for employee stock purchase plan – 39,782 shares	—	—	1,026	—	—	1,026
Stock-based compensation plans, net – 278,743 shares	—	3	10,884	—	—	10,887
Dividends on common stock – $0.60 per share	—	—	—	—	(55,646)	(55,646)

Balance, December 31, 2018	—	923	1,597,944	(27,374)	674,941	2,246,434

Comprehensive income	—	—	—	48,265	238,167	286,432
Stock issued for employee stock purchase plan - 60,413	—	1	1,311	—	—	1,312
Stock-based compensation plans, net - 261,200 shares	—	3	10,529	—	—	10,532
Stock issued for Reliance acquisition - 3,999,623 shares	42,000	40	102,790	—	—	144,830
Stock issued for Landrum acquisition - 17,349,722 shares	767	173	414,832	—	—	415,772
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Stock repurchases - 390,000 shares	—	(4)	(10,124)	—	—	(10,128)
Dividends on preferred stock	—	—	—	—	(339)	(339)
Dividends on common stock - $0.64 per share	—	—	—	—	(63,921)	(63,921)

Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

(1)    All share and per share amounts for the year ended 2017 have been restated to reflect the effect of the two-for-one stock split on February 8, 2018.

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (“Company”) is primarily engaged in providing a full range of banking and other financial products and services to individual and corporate customers through its subsidiaries and their branch banks with offices. The Company is headquartered in Pine Bluff, Arkansas, and conducts banking operations in communities throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending) from approximately 251 financial centers located throughout our market areas. The Company is subject to regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Simmons Bank is an Arkansas state-chartered bank and a member of the Federal Reserve System through the Federal Reserve Bank of St. Louis. Due to the Company’s typical acquisition process, there may be brief periods of time during which the Company may operate another subsidiary bank that the Company acquired through a merger with a target bank holding company as a separate subsidiary while preparing for the merger and integration of that subsidiary bank into Simmons Bank. However, it is the Company’s intent to generally maintain Simmons Bank as the Company’s sole subsidiary bank.

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is organized on a divisional basis. Each of the divisions provide a group of similar community banking services, including such products and services as loans; time deposits, checking and savings accounts; personal and corporate trust services; credit cards; investment management; insurance; and securities and investment services. Loan products include consumer, real estate, commercial, agricultural, equipment and SBA lending. The individual bank divisions have similar operating and economic characteristics. While the chief operating decision maker monitors the revenue streams of the various products, services, branch locations and divisions, operations are managed, financial performance is evaluated, and management makes decisions on how to allocate resources, on a Company-wide basis. Accordingly, the divisions are considered by management to be aggregated into one reportable operating segment, community banking.

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

Trading securities, if any, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities are included in other income.

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

Mortgage Loans Held For Sale

Mortgage Loans Held for Sale are carried at fair value which is determined on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement.

The IRLCs are derivative instruments; their fair values at December 31, 2019 and 2018 were not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators. Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid. Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

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

Specific reserves are provided on loans that are considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments. This includes loans that are delinquent 90 days or more, nonaccrual loans and certain other loans identified by management. Certain other loans identified by management consist of performing loans where management expects that the Company will not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments. Specific reserves are accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral. Accrual of interest is discontinued and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days unless management is aware of circumstances which warrant continuing the interest accrual. Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Management’s evaluation of the allowance for loan losses is inherently subjective as it requires material estimates. The actual amounts of loan losses realized in the near term could differ from the amounts estimated in arriving at the allowance for loan losses reported in the financial statements.

On January 1, 2020, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses. See Note 20, New Accounting Standards, for additional information regarding adoption.

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

The Company evaluates loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered impaired. The Company evaluates purchased impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company performs an annual goodwill impairment test, and more frequently if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update (“ASU”) 2011-08 - Testing Goodwill for Impairment. ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually, or more frequently if certain conditions occur. Intangible assets with finite lives are amortized over the estimated life of the asset, and are reviewed for impairment whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. A derivative instrument is a financial tool which derives its value from the value of some other financial instrument, variable index, including certain hedging instruments embedded in other contracts. These products are primarily designed to reduce interest rate risk for either the Company or its customers who proactively manage these risks.

The Company records all derivatives on the balance sheet at fair value. In an effort to meet the financing needs of its customers, the Company has entered into fair value hedges. Fair value hedges include interest rate swap agreements on fixed rate loans. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the point of inception of the derivative contract.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2019	2018	2017
Net income available to common stockholders	$237,828	$215,713	$92,940

Average common shares outstanding	98,351	92,268	69,385
Average potential dilutive common shares	446	562	468
Average diluted common shares	98,797	92,830	69,853

Basic earnings per share	$2.42	$2.34	$1.34
Diluted earnings per share	$2.41	$2.32	$1.33

There were no stock options excluded from the earnings per share calculation due to the related exercise price exceeding the average market price for the years ended December 31, 2019, 2018 and 2017.

Stock-Based Compensation

The Company has adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company, upon exercise of stock options or awarding of performance or bonus shares granted to directors, officers and other key employees.

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 15, Employee Benefit Plans.

NOTE 2: ACQUISITIONS

The Landrum Company

On October 31, 2019, the Company completed its merger with The Landrum Company (“Landrum”), pursuant to the terms of the Agreement and Plan of Merger dated as of July 30, 2019 (“Landrum Agreement”), at which time Landrum was merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the terms of the Landrum Agreement, the shares of Landrum Class A Common Voting Stock, par value $0.01 per share, and Landrum Class B Common Nonvoting Stock, par value $0.01 per share, were converted into the right to receive, in the aggregate, approximately 17,350,000 shares of the Company’s common stock and each share of Landrum’s series E preferred stock was converted into the right to receive one share of the Company’s comparable series D preferred stock. The Company issued 17,349,722 shares of its common stock and 767 shares of its series D preferred stock, par value $0.01 per share, in exchange for all outstanding shares of Landrum capital stock to effect the merger.

Prior to the acquisition, Landrum, headquartered in Columbia, Missouri, conducted banking business through its subsidiary bank, Landmark Bank, from 39 branches located in Missouri, Oklahoma and Texas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $3.4 billion in assets, including approximately $2.0 billion (inclusive of loan discounts), and approximately $3.0 billion in deposits. The systems conversion occurred on February 14, 2020, at which time Landmark Bank merged into Simmons Bank, with Simmons Bank as the surviving institution.

Goodwill of $131.3 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Landrum transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landrum	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$215,285	$—	$215,285
Due from banks - time	248	—	248
Investment securities	1,021,755	4,100	1,025,855
Loans acquired	2,049,137	(43,201)	2,005,936
Allowance for loan losses	(22,736)	22,736	—
Foreclosed assets	373	(183)	190
Premises and equipment	63,878	20,588	84,466
Bank owned life insurance	19,206	—	19,206
Goodwill	407	(407)	—
Core deposit intangible	—	24,345	24,345
Other intangibles	412	4,704	5,116
Other assets	33,924	(7,251)	26,673
Total assets acquired	$3,381,889	$25,431	$3,407,320

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$716,675	$—	$716,675
Interest bearing transaction accounts and savings deposits	1,465,429	—	1,465,429
Time deposits	867,197	299	867,496
Total deposits	3,049,301	299	3,049,600
Other borrowings	10,055	—	10,055
Subordinated debentures	34,794	(877)	33,917
Accrued interest and other liabilities	31,057	(1,748)	29,309
Total liabilities assumed	3,125,207	(2,326)	3,122,881
Equity	256,682	(256,682)	—
Total equity assumed	256,682	(256,682)	—
Total liabilities and equity assumed	$3,381,889	$(259,008)	$3,122,881
Net assets acquired			284,439
Purchase price			415,779
Goodwill			$131,340

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

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of Landrum subsequent to the acquisition date.

Reliance Bancshares, Inc.

On April 12, 2019, the Company completed its merger with Reliance Bancshares, Inc. (“Reliance”), headquartered in the St. Louis, Missouri, metropolitan area, pursuant to the terms of the Agreement and Plan of Merger (“Reliance Agreement”), dated November 13, 2018, as amended February 11, 2019. In the merger, each outstanding share of Reliance common stock, as well as each Reliance common stock equivalent was canceled and converted into the right to receive shares of the Company’s common stock and/or cash in accordance with the terms of the Reliance Agreement. In addition, each share of Reliance’s Series A Preferred Stock and Series B Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series A Preferred Stock or Series B Preferred Stock, respectively, and each share of Reliance’s Series C Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series C Preferred Stock (unless the holder of such Series C Preferred Stock elected to receive alternate consideration in accordance with the Reliance Agreement). The Company issued 3,999,623 shares of its common stock and paid $62.7 million in cash to effect the merger. The Company also issued $42.0 million of its Series A Preferred Stock and Series B Preferred Stock. On May 13, 2019, the Company redeemed all of the preferred stock issued in connection with the merger, and paid all accrued and unpaid dividends up to the date of redemption. On October 29, 2019, the Company amended its Amended and Restated Articles of Incorporation to cancel the Series C Preferred Stock, having 140 authorized shares, of which no shares were ever issued or outstanding.

Prior to the acquisition, Reliance conducted banking business through its subsidiary bank, Reliance Bank, from 22 branches located in Missouri and Illinois. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $1.5 billion in assets, including approximately $1.1 billion in loans (inclusive of loan discounts), and approximately $1.2 billion in deposits. Contemporaneously with the completion of the Reliance merger, Reliance Bank was merged into Simmons Bank, with Simmons Bank as the surviving institution.

Goodwill of $78.5 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s St. Louis metropolitan area footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Reliance transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Reliance	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$25,693	$—	$25,693
Due from banks - time	502	—	502
Investment securities	287,983	(1,873)	286,110
Loans acquired	1,138,527	(41,657)	1,096,870
Allowance for loan losses	(10,808)	10,808	—
Foreclosed assets	11,092	(5,180)	5,912
Premises and equipment	32,452	(3,001)	29,451
Bank owned life insurance	39,348	—	39,348
Core deposit intangible	—	18,350	18,350
Other assets	25,165	6,911	32,076
Total assets acquired	$1,549,954	$(15,642)	$1,534,312

(In thousands)	Acquired from Reliance	Fair Value Adjustments	Fair Value
Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$108,845	$(33)	$108,812
Interest bearing transaction accounts and savings deposits	639,798	—	639,798
Time deposits	478,415	(1,758)	476,657
Total deposits	1,227,058	(1,791)	1,225,267
Securities sold under agreement to repurchase	14,146	—	14,146
Other borrowings	162,900	(5,500)	157,400
Accrued interest and other liabilities	8,185	268	8,453
Total liabilities assumed	1,412,289	(7,023)	1,405,266
Equity	137,665	(137,665)	—
Total equity assumed	137,665	(137,665)	—
Total liabilities and equity assumed	$1,549,954	$(144,688)	$1,405,266
Net assets acquired			129,046
Purchase price			207,539
Goodwill			$78,493

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

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of Reliance subsequent to the acquisition date.

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

Prior to the acquisition, OKSB conducted banking business through Bank SNB from 29 branches located in Texas, Oklahoma, Kansas and Colorado. In addition, OKSB owned a loan production office in Denver, Colorado. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $2.7 billion in assets, including approximately $2.0 billion in loans (inclusive of loan discounts) and approximately $2.0 billion in deposits. The Company completed the systems conversion and merged Bank SNB into Simmons Bank in May 2018.

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

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of OKSB subsequent to the acquisition date.

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

Prior to the acquisition, First Texas, through Southwest Bank, operated 15 banking centers, a trust office and a limited service branch in north Texas and a loan production office in Austin, Texas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $2.4 billion in assets, including approximately $2.2 billion in loans (inclusive of loan discounts) and approximately $1.9 billion in deposits. The Company completed the systems conversion and merged Southwest Bank into Simmons Bank in February 2018.

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

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of First Texas subsequent to the acquisition date.

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

Prior to the acquisition, Hardeman conducted banking business through First South Bank from 10 branches located in western Tennessee. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $462.9 million in assets, including approximately $251.6 million in loans (inclusive of loan discounts) and approximately $389.0 million in deposits. The Company completed the systems conversion and merged First South Bank into Simmons Bank in September 2017. As part of the systems conversion, five existing Simmons Bank and First South Bank branches were consolidated or closed.

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

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of Hardeman subsequent to the acquisition date.

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

Other intangibles – These intangible assets represent the value of the relationships that Hardeman had with their insurance customers and Landrum had with their wealth management customers. The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Intangible assets for the OKSB and Landrum acquisitions included mortgage servicing rights. Other intangibles established prior to the acquisitions, if applicable, were written off.

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

Other borrowings – The fair value of other borrowings is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Subordinated debentures – The fair value of subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest and other liabilities – The adjustment establishes a liability for unfunded commitments equal to the fair value of that liability at the date of acquisition. The carrying amount of accrued interest and the remainder of other liabilities was deemed to be a reasonable estimate of fair value.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of investment securities that are classified as held-to-maturity (“HTM”) and available-for-sale (“AFS”) are as follows:

	Years Ended December 31,
	2019				2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Held-to-Maturity
U.S. Government agencies	$—	$—	$—	$—	$16,990	$—	$(49)	$16,941
Mortgage-backed securities	10,796	71	(59)	10,808	13,346	5	(412)	12,939
State and political subdivisions	27,082	849	—	27,931	256,863	3,029	(954)	258,938
Other securities	3,049	67	—	3,116	1,995	17	—	2,012
Total HTM	$40,927	$987	$(59)	$41,855	$289,194	$3,051	$(1,415)	$290,830

Available-for-Sale
U.S. Treasury	$449,729	$112	$(112)	$449,729	$—	$—	$—	$—
U.S. Government agencies	194,207	1,313	(1,271)	194,249	157,523	518	(3,740)	154,301
Mortgage-backed securities	1,738,584	8,510	(4,149)	1,742,945	1,552,487	3,097	(32,684)	1,522,900
State and political subdivisions	860,539	20,983	(998)	880,524	320,142	171	(5,470)	314,843
Other securities	185,087	822	(18)	185,891	157,471	2,251	(14)	159,708
Total AFS	$3,428,146	$31,740	$(6,548)	$3,453,338	$2,187,623	$6,037	$(41,908)	$2,151,752

Securities with limited marketability, such as stock in the Federal Reserve Bank and the FHLB, are carried at cost and are reported as other AFS securities in the table above.

Certain investment securities are valued at less than their historical cost. Total fair value of these investments at December 31, 2019 and 2018, was $1.3 billion and $1.7 billion, which is approximately 36.6% and 70.3%, respectively, of the Company’s combined AFS and HTM investment portfolios.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019

Held-to-Maturity
Mortgage-backed securities	$3,489	$(30)	$2,300	$(29)	$5,789	$(59)
Total HTM	$3,489	$(30)	$2,300	$(29)	$5,789	$(59)

Available-for-Sale
U.S. Treasury	$299,667	$(112)	$—	$—	$299,667	$(112)
U.S. Government agencies	14,454	(130)	86,239	(1,141)	100,693	(1,271)
Mortgage-backed securities	405,540	(1,326)	349,293	(2,823)	754,833	(4,149)
State and political subdivisions	111,088	(975)	2,730	(23)	113,818	(998)
Other securities	3,982	(18)	—	—	3,982	(18)
Total AFS	$834,731	$(2,561)	$438,262	$(3,987)	$1,272,993	$(6,548)

December 31, 2018

Held-to-Maturity
U.S. Government agencies	$992	$(2)	$15,948	$(47)	$16,940	$(49)
Mortgage-backed securities	—	—	12,177	(412)	12,177	(412)
State and political subdivisions	39,149	(208)	50,889	(746)	90,038	(954)
Total HTM	$40,141	$(210)	$79,014	$(1,205)	$119,155	$(1,415)

Available-for-Sale
U.S. Government agencies	$26,562	$(221)	$108,636	$(3,519)	$135,198	$(3,740)
Mortgage-backed securities	163,560	(1,146)	1,037,679	(31,538)	1,201,239	(32,684)
State and political subdivisions	129,075	(1,406)	132,020	(4,064)	261,095	(5,470)
Other securities	65	(13)	99	(1)	164	(14)
Total AFS	$319,262	$(2,786)	$1,278,434	$(39,122)	$1,597,696	$(41,908)

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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2019, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, management believes the impairments detailed in the table above are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Income earned on securities for the years ended December 31, 2019, 2018 and 2017, is as follows:

(In thousands)	2019	2018	2017
Taxable:
Held-to-maturity	$1,207	$2,157	$2,521
Available-for-sale	45,934	40,926	25,996

Non-taxable:
Held-to-maturity	1,412	7,424	8,693
Available-for-sale	18,345	6,811	2,905
Total	$66,898	$57,318	$40,115

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$4,897	$4,919	$494,432	$494,338
After one through five years	15,972	16,325	72,949	73,370
After five through ten years	7,387	7,928	129,088	131,267
After ten years	1,875	1,875	825,155	842,798
Securities not due on a single maturity date	10,796	10,808	1,738,584	1,742,945
Other securities (no maturity)	—	—	167,938	168,620
Total	$40,927	$41,855	$3,428,146	$3,453,338

Total other short-term investments was $163.7 million as of December 31, 2019. The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.7 billion at December 31, 2019 and $1.0 billion at December 31, 2018.

There were approximately $13.3 million of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2019. The gross realized gains recognized during 2019 were primarily due to adjustments made to the bond portfolio during the first quarter based upon projected cash flow changes and, during the third quarter the Company sold approximately $89 million of bonds as part of a plan to rebalance its investment portfolio resulting in a net gain on the sale of securities of $7.3 million. There were approximately $65,000 of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2018. There were approximately $2.4 million of gross realized gains and $1.3 million of gross realized losses from the sale of securities during the year ended December 31, 2017. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2019 and 2018 and 39.225% in 2017.

The state and political subdivision debt obligations are predominately rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

On December 20, 2019, the Company, through Simmons Bank, entered into a Branch Purchase and Assumption Agreement (the “Spirit Agreement”) with Spirit of Texas Bank, SSB (“Spirit”), a wholly-owned subsidiary of Spirit of Texas Bancshares, Inc., pursuant to which Spirit will purchase certain assets and assume certain liabilities (the “Texas Branch Sale”) associated with five Simmons Bank locations in Austin, San Antonio, and Tilden, Texas (collectively, the “Texas Branches”).

Pursuant to the terms of the Spirit Agreement, Spirit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property and other fixed assets associated with the Texas Branches. The combined loan and deposit balances of the Texas Branches (excluding certain loans and deposits not subject to the Texas Branch Sale) as of December 31, 2019 were approximately $259.9 million and $159.9 million, respectively.

Pursuant to the terms and subject to the conditions of the Spirit Agreement, the purchase price for the transaction will be computed as the difference of (A) the sum of (i) the aggregate balance of the deposits to be assumed, together with accrued and unpaid interest thereon, (ii) the amount of certain accrued expenses, and (iii) the amount of certain other liabilities to be assumed, together with accrued and unpaid interest thereon, and (B) the sum of (i) the aggregate outstanding principal balance of the loans to be acquired, together with accrued and unpaid interest thereon, (ii) the aggregate amount of cash on hand, (iii) the amount of certain prepaid expenses, (iv) the appraised value of the real property to be acquired, and (v) the aggregate net book value of the personal property and ATMs to be acquired. The purchase price is subject to a customary post-closing adjustment based on the delivery within 30 calendar days following the closing date of a final closing statement setting forth the purchase price and any necessary adjustment payment amount. Additionally, Spirit will pay a premium to Simmons Bank in an amount equal to the average aggregate daily closing balance of the deposits to be acquired for the 15-business day period prior to the closing date multiplied by 5%.

The completion of the Texas Branch Sale is subject to certain customary closing conditions. Subject to the satisfaction of such conditions, Spirit and Simmons Bank expect to close the Texas Branch Sale on February 28, 2020.

Pending Branch Sale (Subsequent Event)

On February 10, 2020, the Company, through Simmons Bank, entered into a Branch Purchase and Assumption Agreement (the “First Western Agreement”) with First Western Trust Bank (“First Western”), a wholly-owned subsidiary of First Western Financial, Inc., pursuant to which First Western will purchase certain assets and assume certain liabilities (the “Colorado Branch Sale”) associated with four Simmons Bank locations in Denver, Englewood, Highlands Ranch, and Lone Tree, Colorado (collectively, the “Colorado Branches”).

Pursuant to the terms of the First Western Agreement, First Western has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, personal property and other fixed assets associated with the Colorado Branches. The combined loan and deposit balances of the Colorado Branches (excluding certain loans and deposits not subject to the Colorado Branch Sale) as of December 31, 2019, were approximately $105 million and $58 million, respectively.

Pursuant to the terms and subject to the conditions of the First Western Agreement, the purchase price for the transaction will be computed as the difference of (A) the sum of (i) the aggregate balance of the deposits to be assumed, together with accrued and unpaid interest thereon, (ii) the amount of certain accrued expenses, and (iii) the amount of certain other liabilities to be assumed, together with accrued and unpaid interest thereon, and (B) the sum of (i) the aggregate outstanding principal balance of the loans to be acquired, together with accrued and unpaid interest thereon, (ii) the aggregate amount of cash on hand, (iii) the amount of certain prepaid expenses, and (iv) the aggregate net book value of the personal property and ATMs to be acquired. The purchase price is subject to a customary post-closing adjustment based on the delivery within 30 calendar days following the closing date of a final closing statement setting forth the purchase price and any necessary adjustment payment amount. Additionally, First Western will pay a premium to Simmons Bank in an amount equal to the average aggregate daily closing balance of the deposits to be acquired for the 30-business day period prior to the closing date multiplied by the Applicable Percentage. The “Applicable Percentage” equals (1) if the Colorado Branch Sale is completed on or before May 31, 2020, 6.06%, (2) if the Colorado Branch Sale is completed after May 31, 2020, but on or before July 31, 2020, 7.06%, or (3) if the Colorado Branch Sale is completed after July 31, 2020, 8.06%.

The completion of the Colorado Branch Sale is subject to certain customary closing conditions. Subject to the satisfaction of such conditions, First Western and Simmons Bank expect to close the Colorado Branch Sale in the second or third quarter of 2020.

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2019, the Company’s loan portfolio was $14.43 billion, compared to $11.72 billion at December 31, 2018. The various categories of loans are summarized as follows:

(In thousands)	2019	2018
Consumer:
Credit cards	$204,802	$204,173
Other consumer	191,946	201,297
Total consumer	396,748	405,470
Real estate:
Construction and development	1,760,894	1,300,723
Single family residential	1,444,620	1,440,443
Other commercial	3,678,908	3,225,287
Total real estate	6,884,422	5,966,453
Commercial:
Commercial	1,909,796	1,774,909
Agricultural	163,396	164,514
Total commercial	2,073,192	1,939,423
Other	275,714	119,042
Loans	9,630,076	8,430,388
Loans acquired, net of discount and allowance (1)	4,795,184	3,292,783
Total loans	$14,425,260	$11,723,171

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

Nonaccrual loans, excluding loans acquired, at December 31, 2019 and 2018, segregated by class of loans, are as follows:

(In thousands)	2019	2018
Consumer:
Credit cards	$382	$296
Other consumer	1,378	2,159
Total consumer	1,760	2,455
Real estate:
Construction and development	4,538	1,269
Single family residential	18,102	11,939
Other commercial	9,361	7,205
Total real estate	32,001	20,413
Commercial:
Commercial	36,575	10,049
Agricultural	500	1,284
Total commercial	37,075	11,333
Total	$70,836	$34,201

An age analysis of past due loans, excluding loans acquired, segregated by class of loans, is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2019
Consumer:
Credit cards	$848	$641	$1,489	$203,313	$204,802	$259
Other consumer	4,057	595	4,652	187,294	191,946	—
Total consumer	4,905	1,236	6,141	390,607	396,748	259
Real estate:
Construction and development	4,968	605	5,573	1,755,321	1,760,894	—
Single family residential	13,414	8,769	22,183	1,422,437	1,444,620	—
Other commercial	4,302	3,969	8,271	3,670,637	3,678,908	—
Total real estate	22,684	13,343	36,027	6,848,395	6,884,422	—
Commercial:
Commercial	6,253	12,174	18,427	1,891,369	1,909,796	—
Agricultural	207	450	657	162,739	163,396	—
Total commercial	6,460	12,624	19,084	2,054,108	2,073,192	—
Other	—	—	—	275,714	275,714	—
Total	$34,049	$27,203	$61,252	$9,568,824	$9,630,076	$259

December 31, 2018
Consumer:
Credit cards	$1,033	$506	$1,539	$202,634	$204,173	$209
Other consumer	4,264	896	5,160	196,137	201,297	4
Total consumer	5,297	1,402	6,699	398,771	405,470	213
Real estate:
Construction and development	533	308	841	1,299,882	1,300,723	—
Single family residential	7,769	4,127	11,896	1,428,547	1,440,443	—
Other commercial	3,379	2,773	6,152	3,219,135	3,225,287	—
Total real estate	11,681	7,208	18,889	5,947,564	5,966,453	—
Commercial:
Commercial	4,472	5,105	9,577	1,765,332	1,774,909	11
Agricultural	467	1,055	1,522	162,992	164,514	—
Total commercial	4,939	6,160	11,099	1,928,324	1,939,423	11
Other	—	—	—	119,042	119,042	—
Total	$21,917	$14,770	$36,687	$8,393,701	$8,430,388	$224

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

Impaired loans, net of government guarantees and excluding loans acquired, segregated by class of loans, are as follows:

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019
Consumer:
Credit cards	$382	$382	$—	$382	$—	$373	$50
Other consumer	1,537	1,378	—	1,378	—	1,659	41
Total consumer	1,919	1,760	—	1,760	—	2,032	91
Real estate:
Construction and development	4,648	4,466	72	4,538	4	2,464	61
Single family residential	19,466	15,139	2,963	18,102	42	15,470	382
Other commercial	10,645	4,713	3,740	8,453	694	9,983	247
Total real estate	34,759	24,318	6,775	31,093	740	27,917	690
Commercial:
Commercial	53,436	6,582	28,998	35,580	5,007	28,219	697
Agricultural	525	383	116	499	—	908	22
Total commercial	53,961	6,965	29,114	36,079	5,007	29,127	719
Total	$90,639	$33,043	$35,889	$68,932	$5,747	$59,076	$1,500

December 31, 2018
Consumer:
Credit cards	$296	$296	$—	$296	$—	$266	$85
Other consumer	2,311	2,159	—	2,159	—	3,719	112
Total consumer	2,607	2,455	—	2,455	—	3,985	197
Real estate:
Construction and development	1,344	784	485	1,269	211	1,651	50
Single family residential	12,906	11,468	616	12,084	36	13,257	399
Other commercial	8,434	2,976	5,458	8,434	—	13,608	410
Total real estate	22,684	15,228	6,559	21,787	247	28,516	859
Commercial:
Commercial	10,361	5,733	4,628	10,361	437	10,003	301
Agricultural	2,419	1,180	—	1,180	—	1,412	43
Total commercial	12,780	6,913	4,628	11,541	437	11,415	344
Total	$38,071	$24,596	$11,187	$35,783	$684	$43,916	$1,400

At December 31, 2019 and 2018, impaired loans, net of government guarantees and excluding loans acquired, totaled $68.9 million and $35.8 million, respectively. Allocations of the allowance for loan losses relative to impaired loans were $5,747,000 and $684,000 at December 31, 2019 and 2018, respectively. Approximately $1.5 million, $1.4 million and $1.8 million of interest income was recognized on average impaired loans of $59.1 million, $43.9 million and $50.8 million for 2019, 2018 and 2017, respectively. Interest recognized on impaired loans on a cash basis during 2019, 2018 and 2017 was not material.

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

The following table presents a summary of TDRs, excluding loans acquired, segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2019
Real estate:
Construction and development	—	$—	1	$72	1	$72
Single-family residential	7	1,151	12	671	19	1,822
Other commercial	1	476	2	80	3	556
Total real estate	8	1,627	15	823	23	2,450
Commercial:
Commercial	4	2,784	3	79	7	2,863
Total commercial	4	2,784	3	79	7	2,863
Total	12	$4,411	18	$902	30	$5,313

December 31, 2018
Real estate:
Construction and development	—	$—	3	$485	3	$485
Single-family residential	6	230	10	616	16	846
Other commercial	2	3,306	2	1,027	4	4,333
Total real estate	8	3,536	15	2,128	23	5,664
Commercial:
Commercial	4	2,833	6	718	10	3,551
Total commercial	4	2,833	6	718	10	3,551
Total	12	$6,369	21	$2,846	33	$9,215

The following table presents loans that were restructured as TDRs during the years ended December 31, 2019 and 2018, excluding loans acquired, segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Year Ended December 31, 2019
Real estate:
Single-family residential	4	$997	$996	$996	$—	$—
Total real estate	4	997	996	996	—	—
Total	4	$997	$996	$996	$—	$—

Year Ended December 31, 2018
Consumer:
Other consumer	1	$91	$91	$91	$—	$—
Total consumer	1	91	91	91	—	—
Real estate:
Construction and development	1	99	98	98	—	—
Single-family residential	1	61	62	62	—	—
Other commercial	2	392	390	390	—	212
Total real estate	4	552	550	550	—	212
Commercial:
Commercial	3	2,363	2,358	2,358	—	190
Total commercial	3	2,363	2,358	2,358	—	190
Total	8	$3,006	$2,999	$2,999	$—	$402

During the year ended December 31, 2019, the Company modified four loans with a total recorded investment of $997,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest-only payments for a period of up to 12 months. A specific reserve was not determined necessary for these loans based on the fair value of the collateral. Also, there was no immediate financial impact from the restructuring of these loans as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2019, three of the previously restructured loans with prior balances of $81,600 were paid off.

During year ended December 31, 2018, the Company modified eight loans with a total recorded investment of $3.0 million prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity date and requiring interest-only payments for a period of up to 12 months. Based upon the fair value of the collateral, a specific reserve of $402,000 was determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2018, seven of the previously restructured loans with prior balances of $655,000 were paid off.

There were four loans, consisting of commercial and real estate construction loans, considered TDRs for which a payment default occurred during the year ended December 31, 2019. The Company charged off approximately $552,000 for these loans. The Company defines a payment default as a payment received more than 90 days after its due date.

During the year ended December 31, 2018, there were two commercial real estate loans for which a payment default occurred that had been modified as a TDR within 12 months or less of the payment default. A charge off of approximately $92,400 was recorded for these loans and assets valued at $2,169,300 were transferred to OREO. Also, there was one single-family residential loan for which a payment default occurred that had been modified as a TDR within 12 months or less of the payment default. A charge off of approximately $26,500 was recorded for this loan.

In addition to the TDRs that occurred during the periods provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $2,288,000 at December 31, 2018, for which OREO was received in full or partial satisfaction of the loans. There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the year ended December 31, 2019. At December 31, 2019 and 2018, the Company had $5,789,000 and $3,899,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2019 and 2018, the Company had $4,458,000 and $3,530,000, respectively, of OREO secured by residential real estate properties.

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

Loans acquired are evaluated using this internal grading system. Loans acquired are evaluated individually and include purchased credit impaired loans of $13.4 million and $4.1 million that are accounted for under ASC Topic 310-30 and are classified as substandard (Risk Rating 6) as of December 31, 2019 and 2018, respectively. Of the remaining loans acquired and accounted for under ASC Topic 310-20, $103.1 million and $50.4 million were classified (Risk Ratings 6, 7 and 8 – see classified loans discussion below) at December 31, 2019 and 2018, respectively.

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

Classified loans for the Company include loans in Risk Ratings 6, 7 and 8. Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 – 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans.  (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans. Total classified loans, excluding loans accounted for under ASC Topic 310-30, were $209.8 million and $119.0 million as of December 31, 2019 and 2018, respectively.

The following table presents a summary of loans by credit risk rating, segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2019
Consumer:
Credit cards	$204,161	$—	$641	$—	$—	$204,802
Other consumer	190,350	—	1,596	—	—	191,946
Total consumer	394,511	—	2,237	—	—	396,748
Real estate:
Construction and development	1,754,269	49	6,576	—	—	1,760,894
Single family residential	1,415,603	4,868	24,146	3	—	1,444,620
Other commercial	3,621,296	28,873	28,739	—	—	3,678,908
Total real estate	6,791,168	33,790	59,461	3	—	6,884,422
Commercial:
Commercial	1,835,335	25,185	49,276	—	—	1,909,796
Agricultural	162,808	41	547	—	—	163,396
Total commercial	1,998,143	25,226	49,823	—	—	2,073,192
Other	275,714	—	—	—	—	275,714
Loans acquired	4,653,295	43,602	97,900	170	217	4,795,184
Total	$14,112,831	$102,618	$209,421	$173	$217	$14,425,260

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2018
Consumer:
Credit cards	$203,667	$—	$506	$—	$—	$204,173
Other consumer	198,840	—	2,457	—	—	201,297
Total consumer	402,507	—	2,963	—	—	405,470
Real estate:
Construction and development	1,296,988	1,910	1,825	—	—	1,300,723
Single family residential	1,420,052	1,628	18,528	235	—	1,440,443
Other commercial	3,193,289	17,169	14,829	—	—	3,225,287
Total real estate	5,910,329	20,707	35,182	235	—	5,966,453
Commercial:
Commercial	1,742,002	8,357	24,550	—	—	1,774,909
Agricultural	162,824	75	1,615	—	—	164,514
Total commercial	1,904,826	8,432	26,165	—	—	1,939,423
Other	119,042	—	—	—	—	119,042
Loans acquired	3,187,083	51,255	54,097	348	—	3,292,783
Total	$11,523,787	$80,394	$118,407	$583	$—	$11,723,171

Net (charge-offs)/recoveries for the years ended December 31, 2019 and 2018, excluding loans acquired, segregated by class of loans, were as follows:

(In thousands)	2019	2018
Consumer:
Credit cards	$(3,564)	$(3,046)
Other consumer	(2,537)	(6,080)
Total consumer	(6,101)	(9,126)
Real estate:
Construction and development	(375)	(1,775)
Single family residential	(703)	(494)
Other commercial	(745)	(2,645)
Total real estate	(1,823)	(4,914)
Commercial:
Commercial	(21,651)	(5,878)
Agricultural	—	—
Total commercial	(21,651)	(5,878)
Total	$(29,575)	$(19,918)

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2019
Balance, beginning of year (2)	$20,514	$29,743	$3,923	$2,419	$56,599
Provision for loan losses (1)	24,000	10,797	3,692	2,287	40,776
Charge-offs	(22,023)	(2,319)	(4,585)	(4,894)	(33,821)
Recoveries	372	496	1,021	2,357	4,246
Net charge-offs	(21,651)	(1,823)	(3,564)	(2,537)	(29,575)
Balance, end of year (2)	$22,863	$38,717	$4,051	$2,169	$67,800

Period-end amount allocated to:
Loans individually evaluated for impairment	$5,007	$740	$—	$—	$5,747
Loans collectively evaluated for impairment	17,856	37,977	4,051	2,169	62,053
Balance, end of year (2)	$22,863	$38,717	$4,051	$2,169	$67,800

December 31, 2018
Balance, beginning of year (2)	$7,007	$27,281	$3,784	$3,596	$41,668
Provision for loan losses (1)	19,385	7,376	3,185	4,903	34,849
Charge-offs	(6,623)	(5,905)	(4,051)	(6,637)	(23,216)
Recoveries	745	991	1,005	557	3,298
Net charge-offs	(5,878)	(4,914)	(3,046)	(6,080)	(19,918)
Balance, end of year (2)	$20,514	$29,743	$3,923	$2,419	$56,599

Period-end amount allocated to:
Loans individually evaluated for impairment	$437	$247	$—	$—	$684
Loans collectively evaluated for impairment	20,077	29,496	3,923	2,419	55,915
Balance, end of year (2)	$20,514	$29,743	$3,923	$2,419	$56,599

_________________________

(1)    Provision for loan losses of $2,464,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2019 (total provision for loan losses for the year ended December 31, 2019 was $43,240,000). There were $3,015,000 in charge-offs for loans acquired and recoveries of $900,000 for loans acquired during the year ended December 31, 2019 resulting in an ending balance in the allowance related to loans acquired of $444,000. Provision for loan losses of $3,299,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2018 (total provision for loan losses for the year ended December 31, 2018 was $38,148,000). There were $3,622,000 in charge-offs for loans acquired during the year ended December 31, 2018 resulting in an ending balance in the allowance related to loans acquired of $95,000.
(2)    Allowance for loan losses at December 31, 2019 includes $444,000 of allowance for loans acquired (not shown in the table above). Allowance for loan losses at December 31, 2018 and 2017 includes $95,000 and $418,000 allowance for loans acquired, respectively. The total allowance for loan losses at December 31, 2019, 2018 and 2017 was $68,244,000, $56,694,000 and $42,086,000, respectively.
Activity in the allowance for loan losses for the year ended December 31, 2017 was as follows:

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

 _________________________
(1)    Provision for loan losses of $1,866,000 attributable to loans acquired was excluded from this table for the year ended December 31, 2017 (total provision for loan losses for the year ended December 31, 2017 was $26,393,000). There were $2,402,000 in charge-offs for loans acquired during 2017 resulting in an ending balance in the allowance related to loans acquired of $418,000.
(2)    Allowance for loan losses at December 31, 2017 includes $418,000 allowance for loans acquired (not shown in the table above). The total allowance for loan losses at December 31, 2017 was $42,086,000.
The Company’s recorded investment in loans, excluding loans acquired, as of December 31, 2019 and 2018 related to each balance in the allowance for loan losses by portfolio segment on the basis of the Company’s impairment methodology was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2019
Loans individually evaluated for impairment	$36,079	$31,093	$382	$1,378	$68,932
Loans collectively evaluated for impairment	2,037,113	6,853,329	204,420	466,282	9,561,144
Balance, end of period	$2,073,192	$6,884,422	$204,802	$467,660	$9,630,076

December 31, 2018
Loans individually evaluated for impairment	$13,062	$24,253	$296	$2,159	$39,770
Loans collectively evaluated for impairment	1,926,361	5,942,200	203,877	318,180	8,390,618
Balance, end of period	$1,939,423	$5,966,453	$204,173	$320,339	$8,430,388

NOTE 6: LOANS ACQUIRED

During the fourth quarter of 2019, the Company evaluated $1.995 billion of net loans ($2.011 billion gross loans less $15.818 million discount) purchased in conjunction with the acquisition of Landrum in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The Company evaluated the remaining $11.2 million of net loans ($15.823 million gross loans less $4.6 million discount) purchased in conjunction with the acquisition of Landrum for impairment in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

During the second quarter of 2019, the Company evaluated $1.097 billion of net loans ($1.127 billion gross loans less $30.6 million discount) purchased in conjunction with the acquisition of Reliance in accordance with the provisions of ASC Topic 310-20. The Company evaluated the remaining $176,000 of net loans ($385,000 gross loans less $209,000 discount) purchased in conjunction with the acquisition of Reliance for impairment in accordance with the provisions of ASC Topic 310-30.

During the fourth quarter of 2017, the Company evaluated $1.985 billion of net loans ($2.021 billion gross loans less $36.3 million discount) purchased in conjunction with the acquisition of OKSB in accordance with the provisions of ASC Topic 310-20. The Company evaluated the remaining $11.4 million of net loans ($18.1 million gross loans less $6.7 million discount) purchased in conjunction with the acquisition of OKSB for impairment in accordance with the provisions of ASC Topic 310-30.

Also during the fourth quarter of 2017, the Company evaluated $2.208 billion of net loans ($2.246 billion gross loans less $37.8 million discount) purchased in conjunction with the acquisition of First Texas in accordance with the provisions of ASC Topic 310-20.

During the second quarter of 2017, the Company evaluated $249.2 million of net loans ($254.2 million gross loans less $5.0 million discount) purchased in conjunction with the acquisition of Hardeman in accordance with the provisions of ASC Topic 310-20. The Company evaluated the remaining $2.4 million of net loans ($3.4 million gross loans less $990,000 discount) purchased in conjunction with the acquisition of Hardeman for impairment in accordance with the provisions of ASC Topic 310-30.

For the acquisitions discussed above, the fair value discount associated with each acquisition is being accreted into interest income over the weighted average life of the loans using a constant yield method. See Note 1, Summary of Significant Accounting Policies, and Note 2, Acquisitions, for further discussions regarding the Company’s acquisition accounting policies and specific information on loans acquired from the above acquisitions.

The following table reflects the carrying value of all loans acquired as of December 31, 2019 and 2018:

	Loans Acquired At December 31,
(In thousands)	2019	2018
Consumer:
Other consumer	$57,748	$15,658
Real estate:
Construction and development	475,967	429,605
Single family residential	997,444	566,188
Other commercial	2,526,247	1,848,679
Total real estate	3,999,658	2,844,472
Commercial:
Commercial	585,720	430,914
Agricultural	152,058	1,739
Total commercial	737,778	432,653
Total loans acquired (1)	$4,795,184	$3,292,783

_________________________
(1)    Loans acquired are reported net of a $444,000 and $95,000 allowance as of December 31, 2019 and 2018, respectively.

Nonaccrual loans acquired, excluding purchased credit impaired loans accounted for under ASC Topic 310-30, segregated by class of loans, are as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of nonaccrual loans):

(In thousands)	December 31, 2019	December 31, 2018
Consumer:
Other consumer	$327	$140
Real estate:
Construction and development	751	114
Single family residential	9,593	6,603
Other commercial	7,221	1,167
Total real estate	17,565	7,884
Commercial:
Commercial	4,349	13,578
Agricultural	253	38
Total commercial	4,602	13,616
Total	$22,494	$21,640

An age analysis of past due loans acquired segregated by class of loans, is as follows (see Note 5, Loans and Allowance for Loan Losses, for discussion of past due loans):

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2019
Consumer:
Other consumer	$827	$140	$967	$56,781	$57,748	$—
Real estate:
Construction and development	824	473	1,297	474,670	475,967	—
Single family residential	12,904	5,020	17,924	979,520	997,444	597
Other commercial	3,343	2,481	5,824	2,520,423	2,526,247	—
Total real estate	17,071	7,974	25,045	3,974,613	3,999,658	597
Commercial:
Commercial	4,326	1,377	5,703	580,017	585,720	—
Agricultural	1,016	6	1,022	151,036	152,058	—
Total commercial	5,342	1,383	6,725	731,053	737,778	—

Total	$23,240	$9,497	$32,737	$4,762,447	$4,795,184	$597

December 31, 2018
Consumer:
Other consumer	$337	$49	$386	$15,272	$15,658	$2
Real estate:
Construction and development	8,283	27	8,310	421,295	429,605	—
Single family residential	4,706	3,049	7,755	558,433	566,188	—
Other commercial	168	577	745	1,847,934	1,848,679	—
Total real estate	13,157	3,653	16,810	2,827,662	2,844,472	—
Commercial:
Commercial	1,302	9,542	10,844	420,070	430,914	—
Agricultural	31	5	36	1,703	1,739	—
Total commercial	1,333	9,547	10,880	421,773	432,653	—

Total	$14,827	$13,249	$28,076	$3,264,707	$3,292,783	$2

The following table presents a summary of loans acquired by credit risk rating, segregated by class of loans (see Note 5, Loans and Allowance for Loan Losses, for discussion of loan risk rating). Loans accounted for under ASC Topic 310-30 are all included in Risk Rate 1-4 in this table.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2019
Consumer:
Other consumer	$57,318	$—	$430	$—	$—	$57,748
Real estate:
Construction and development	474,750	21	1,159	—	37	475,967
Single family residential	978,681	1,181	17,455	127	—	997,444
Other commercial	2,446,685	40,872	38,690	—	—	2,526,247
Total real estate	3,900,116	42,074	57,304	127	37	3,999,658
Commercial:
Commercial	548,928	1,528	35,041	43	180	585,720
Agricultural	146,933	—	5,125	—	—	152,058
Total commercial	695,861	1,528	40,166	43	180	737,778

Total	$4,653,295	$43,602	$97,900	$170	$217	$4,795,184

December 31, 2018
Consumer:
Other consumer	$15,380	$—	$278	$—	$—	$15,658
Real estate:
Construction and development	393,122	27,621	8,862	—	—	429,605
Single family residential	553,460	2,081	10,299	348	—	566,188
Other commercial	1,822,179	9,137	17,363	—	—	1,848,679
Total real estate	2,768,761	38,839	36,524	348	—	2,844,472
Commercial:
Commercial	401,300	12,416	17,198	—	—	430,914
Agricultural	1,642	—	97	—	—	1,739
Total commercial	402,942	12,416	17,295	—	—	432,653

Total	$3,187,083	$51,255	$54,097	$348	$—	$3,292,783

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

The following is a summary of the loans acquired in the Landrum acquisition on October 31, 2019, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$2,033,315	$15,822
Non-accretable difference (expected losses and foregone interest)	—	(4,646)
Cash flows expected to be collected at acquisition	2,033,315	11,176
Accretable yield	(38,555)	—
Basis in acquired loans at acquisition	$1,994,760	$11,176

The following is a summary of the loans acquired in the Reliance acquisition on April 12, 2019, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$1,138,142	$385
Non-accretable difference (expected losses and foregone interest)	—	(210)
Cash flows expected to be collected at acquisition	1,138,142	175
Accretable yield	(41,447)
Basis in acquired loans at acquisition	$1,096,695	$175

The following is a summary of the loans acquired in the OKSB acquisition on October 19, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$2,021,388	$18,136
Non-accretable difference (expected losses and foregone interest)	—	(6,731)
Cash flows expected to be collected at acquisition	2,021,388	11,405
Accretable yield	(36,340)	—
Basis in acquired loans at acquisition	$1,985,048	$11,405

The following is a summary of the loans acquired in the First Texas acquisition on October 19, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$2,246,212	$—
Non-accretable difference (expected losses and foregone interest)	—	—
Cash flows expected to be collected at acquisition	2,246,212	—
Accretable yield	(37,834)	—
Basis in acquired loans at acquisition	$2,208,378	$—

The following is a summary of the loans acquired in the Hardeman acquisition on May 15, 2017, as of the date of acquisition.

(In thousands)	Not Impaired	Impaired
Contractually required principal and interest at acquisition	$254,189	$3,452
Non-accretable difference (expected losses and foregone interest)	—	(990)
Cash flows expected to be collected at acquisition	254,189	2,462
Accretable yield	(5,002)	—
Basis in acquired loans at acquisition	$249,187	$2,462

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

Changes in the carrying amount of the accretable yield for all purchased impaired loans were as follows for the years ended December 31, 2019, 2018 and 2017.

(In thousands)	Accretable Yield	Carrying Amount of Loans
Balance, January 1, 2017	$1,655	$17,802
Additions	—	13,793
Accretable yield adjustments	4,893	—
Accretion	(5,928)	5,928
Payments and other reductions, net	—	(20,407)
Balance, December 31, 2017	620	17,116

Additions	—	—
Accretable yield adjustments	2,045	—
Accretion	(1,205)	1,205
Payments and other reductions, net	—	(14,271)
Balance, December 31, 2018	1,460	4,050

Additions	—	11,351
Accretable yield adjustments	39	—
Accretion	(51)	51
Payments and other reductions, net	—	(2,068)
Balance, December 31, 2019	$1,448	$13,384

Purchased impaired loans are evaluated on an individual borrower basis. Because some loans evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows, the Company recorded a provision and established an allowance for loan losses for loans acquired resulting in a total allowance on loans acquired of $444,000 at December 31, 2019, $95,000 at December 31, 2018 and $418,000 at December 31, 2017.

NOTE 7: RIGHT-OF-USE LEASE ASSETS AND LEASE LIABILITIES

As of the first quarter 2019, the Company accounts for its leases in accordance with ASC Topic 842, Leases, which requires recognition of most leases, including operating leases, with a term greater than 12 months on the balance sheet. At lease commencement, the lease contract is reviewed to determine whether the contract is a finance lease or an operating lease; a lease liability is recognized on a discounted basis, related to the Company’s obligation to make lease payments; and a right-of-use asset is also recognized related to the Company’s right to use, or control the use of, a specified asset for the lease term. The Company accounts for lease and non-lease components (such as taxes, insurance and common area maintenance costs) separately as such amounts are generally readily determinable under the lease contracts. Lease payments over the expected term are discounted using the Company’s FHLB advance rates for borrowings of similar term. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. As of December 31, 2019, right-of-use lease assets included in premises and equipment are $40.7 million and lease liabilities included in other liabilities are $40.9 million.

Other information related to the Company’s operating leases is presented in the table below:

	2019	2018	2017
Operating lease cost for the years ended December 31	$13,560,000	$13,378,000	$7,780,000

Weighted average remaining lease term	8.37 years
Weighted average discount rate	3.27%

The Company’s remaining undiscounted minimum lease payments on operating leases as of December 31, 2019 are as follows:

Year	(In thousands)
2020	$10,071
2021	8,394
2022	7,095
2023	5,236
2024	3,345
Thereafter	13,659
Total undiscounted minimum lease payments	47,800
Less: Net present value adjustment	6,946
Lease liability included in other liabilities	$40,854

See Note 20, New Accounting Standards, for additional information related to the adoption of ASC Topic 842.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.1 billion at December 31, 2019 and $845.7 million at December 31, 2018.

During 2019, the Company recorded $131.3 million and $78.5 million of goodwill as a result of its acquisitions of Landrum and Reliance, respectively. Goodwill impairment was neither indicated nor recorded in 2019, 2018 or 2017.

Core deposit premiums represent the value of the relationships that acquired banks had with their deposit customers and are amortized over periods ranging from 10 to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Other intangible assets represent the value of other acquired relationships, including relationships with trust and wealth management customers, and are being amortized over various periods ranging from 10 to 15 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018
Core deposit premiums:
Balance, beginning of year	$79,807	$89,325
Acquisitions(1)	42,695	—
Amortization	(10,694)	(9,518)
Balance, end of year	111,808	79,807
Books of business and other intangibles:
Balance, beginning of year	11,527	16,746
Acquisitions(2)	5,116	—
Disposition of intangible asset	—	(3,849)
Amortization	(1,111)	(1,370)
Balance, end of year	15,532	11,527
Total other intangible assets, net	$127,340	$91,334
_________________________
(1)    Core deposit premiums of $24.3 million and $18.4 million were recorded as part of the Landrum and Reliance acquisitions during the fourth and second quarters of 2019, respectively. See Note 2, Acquisitions, for additional information on acquisitions completed during the period.
(2)    The Company recorded $5.1 million during the fourth quarter 2019 primarily related to the wealth management operations acquired from Landrum. See Note 2, Acquisitions, for additional information on acquisitions completed during the period.

The carrying basis and accumulated amortization of the Company’s other intangible assets at December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018
Core deposit premiums:
Gross carrying amount	$148,679	$105,984
Accumulated amortization	(36,871)	(26,177)
Core deposit premiums, net	111,808	79,807
Books of business and other intangibles:
Gross carrying amount	20,350	15,234
Accumulated amortization	(4,818)	(3,707)
Books of business and other intangibles, net	15,532	11,527
Total other intangible assets, net	$127,340	$91,334

Core deposit premium amortization expense recorded for the years ended December 31, 2019, 2018 and 2017 was $10.7 million, $9.5 million and $6.0 million, respectively. Amortization expense recorded for books of business and other intangibles was $1.1 million, $1.4 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company’s estimated remaining amortization expense on other intangible assets as of December 31, 2019 is as follows:

Year	(In thousands)
2020	$13,712
2021	13,650
2022	13,598
2023	13,316
2024	12,413
Thereafter	60,651
Total	$127,340

NOTE 9: TIME DEPOSITS

Time deposits included approximately $2.15 billion and $1.44 billion of certificates of deposit of $100,000 or more, at December 31, 2019 and 2018, respectively. Of this total approximately $837.3 million and $753.2 million of certificates of deposit were over $250,000 at December 31, 2019 and 2018, respectively.

Brokered time deposits were $1.06 billion and $1.39 billion at December 31, 2019 and 2018, respectively. Maturities of all time deposits are as follows:  2020 – $2.60 billion; 2021 – $492.43 million; 2022 – $112.03 million; 2023 – $47.20 million; 2024 – $16.82 million; thereafter – $4.47 million.

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 10: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2019	2018	2017
Income taxes currently payable	$29,354	$41,946	$38,732
Deferred income taxes	34,911	8,412	23,251
Provision for income taxes	$64,265	$50,358	$61,983

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2019 and 2018:

(In thousands)	2019	2018
Deferred tax assets:
Loans acquired	$20,783	$12,536
Allowance for loan losses	16,732	13,947
Valuation of foreclosed assets	2,626	1,474
Tax NOLs from acquisition	18,118	7,242
Deferred compensation payable	2,750	2,707
Accrued equity and other compensation	6,677	8,182
Acquired securities	3,393	397
Unrealized loss on available-for-sale securities	—	9,196
Right-of-use lease liability	10,221	—
Other	7,886	7,042
Gross deferred tax assets	89,186	62,723
Deferred tax liabilities:
Goodwill and other intangible amortization	(41,221)	(30,471)
Accumulated depreciation	(36,554)	(13,361)
Right-of-use lease asset	(10,176)	—
Unrealized gain on available-for-sale securities	(3,720)	—
Other	(7,651)	(5,360)
Gross deferred tax liabilities	(99,322)	(49,192)
Net deferred tax (liability) asset	$(10,136)	$13,531

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31:

(In thousands)	2019	2018	2017
Computed at the statutory rate (1)	$63,442	$55,875	$54,223
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	5,860	5,015	1,582
Discrete items related to ASU 2016-09	(38)	(2,439)	(1,480)
Tax exempt interest income	(4,390)	(3,168)	(4,209)
Tax exempt earnings on BOLI	(852)	(869)	(926)
Federal tax credits	(2,933)	(3,003)	(1,586)
Impact of DTA remeasurement	—	—	11,471
Other differences, net	3,176	(1,053)	2,908
Actual tax provision	$64,265	$50,358	$61,983

_________________________
(1)    The statutory rate was 21% for 2019 and 2018 compared to 35% for 2017.

The Company follows ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company has no history of expiring net operating loss carryforwards and is projecting significant pre-tax and financial taxable income in future years. The Company expects to fully realize its deferred tax assets in the future.

Income tax expense was lower during 2018 than 2017 largely due to discrete tax benefits related to tax accounting for a cost segregation study, excess tax benefits related to restricted stock and a state tax deferred tax asset (“DTA”) adjustment. The purpose of the cost segregation study was to analyze the costs included in various projects and recognize the benefit of recording tax depreciation in 2017 when the federal rate was higher. The purpose of the state DTA adjustment was due to an analysis of projected state apportionment after the 2017 acquisitions of First South Bank, Bank SNB and Southwest Bank were merged into Simmons Bank in 2018.

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

In February 2018, FASB issued ASU No. 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-2”), that allowed a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the 2017 Act. Previous US GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Consequently, the original deferred tax amount recorded through AOCI at the old rate will remain in AOCI despite the fact that its related deferred tax asset/liability will be reduced through continuing operations to reflect the new rate, resulting in “stranded” tax effects in AOCI. ASU 2018-2 required a reclassification from AOCI to retained earnings for those stranded tax effects resulting from the newly enacted federal corporate income tax rate. As permitted, the Company elected to early adopt the provisions of ASU 2018-2 during the fourth quarter 2017, which resulted in a reclassification from AOCI to retained earnings in the amount of $3.0 million.

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $84.0 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company, of which $52.1 million is related to the Reliance acquisition that closed during second quarter 2019. All of the acquired Reliance net operating losses are expected to be fully utilized by 2027, with the remaining acquired net operating loss carryforwards expected to be fully utilized by 2036.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2016 tax year and forward. The Company’s various state income tax returns are generally open from the 2016 and later tax return years based on individual state statute of limitations.

NOTE 11: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

The gross amount of recognized liabilities for repurchase agreements was $133.2 million and $95.5 million at December 31, 2019 and 2018, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2019 and 2018 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2019
Repurchase agreements:
U.S. Government agencies	$133,220	$—	$—	$—	$133,220

December 31, 2018
Repurchase agreements:
U.S. Government agencies	$95,542	$—	$—	$—	$95,542

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2019 and 2018 consisted of the following components.

(In thousands)	2019	2018
Other Borrowings
FHLB advances, net of discount, due 2020 to 2033, 0.55% to 7.37%, secured by real estate loans	$1,262,691	$1,345,450
Other long-term debt	34,908	—
Total other borrowings	1,297,599	1,345,450

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,015	—
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,004	—
Other subordinated debentures, due 12/31/36, floating rate of prime rate minus 1.1%, reset quarterly	5,927	—
Unamortized debt issuance costs	(3,008)	(3,372)
Total subordinated notes and debentures	388,260	353,950
Total other borrowings and subordinated debt	$1,685,859	$1,699,400

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

In 2017, the Company entered into the Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Note pursuant to which the Company may borrow, prepay and re-borrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. The Credit Agreement contained customary representations, warranties, and covenants of the Company, including, among other things, covenants that impose various financial ratio requirements. In October 2018, the Company and U.S. Bank National Association entered into a First Amendment to the Credit Agreement, which extended the expiration date from October 5, 2018 to October 4, 2019, reduced the $75.0 million to $50.0 million, and increased the commitment fee on the unused portion from an annual rate of 0.25% to 0.30%. In December 2018, the Company entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants are evaluated on a consolidated basis. On October 4, 2019, all amounts borrowed, together with applicable interest, fees, and other amounts owed by the Company were due and payable. The balance due under the Credit Agreement at the expiration date was zero. The Company did not renew the Credit Agreement upon the expiration date.

The Company assumed subordinated debt of $33.9 million and $6.7 million in connection with the Landrum and Hardeman acquisitions in October 2019 and May 2017, respectively. In connection with the OKSB and First Texas acquisitions in October 2017, the Company assumed subordinated debt in an aggregate principal amount, net of discounts, of $77.3 million, all of which was repaid by the Notes and the Credit Agreement, previously discussed.

At December 31, 2019, the Company had $1.25 billion of Federal Home Loan Bank (“FHLB”) advances outstanding with original or expected maturities of one year or less, all of which are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the year have ten years to fifteen years maturity dates with lockout periods that have expired and, as a result, are considered and monitored by the Company as short-term advances. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

The Company had total FHLB advances of $1.26 billion at December 31, 2019, with approximately $3.2 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $5.9 billion at December 31, 2019.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at December 31, 2019. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at December 31, 2019, are as follows:

Year	(In thousands)
2020	$3,299
2021	3,016
2022	2,187
2023	2,366
2024	2,446
Thereafter	422,545
Total	$435,859

NOTE 13: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 12, 2019, the Company filed its Amended and Restated Articles of Incorporation (“February Amended Articles”) with the Arkansas Secretary of State. The February Amended Articles classified and designated three series of preferred stock out of the Corporation’s authorized preferred stock: Series A Preferred Stock, Par Value $0.01 Per Share (having 40,000 authorized shares); Series B Preferred Stock, Par Value $0.01 Per Share (having 2,000.02 authorized shares); and 7% Perpetual Convertible Preferred Stock, Par Value $0.01 Per Share, Series C (having 140 authorized shares).

On October 29, 2019, the Company filed its Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share, out of the Company’s authorized preferred stock. The October Amended Articles also canceled the Company’s 7% Perpetual Convertible Preferred Stock, Par Value $0.01 Per Share, Series C Preferred Stock, of which no shares were ever issued or outstanding.

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

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares (split adjusted) of common stock. On October 22, 2019, the Company announced a new stock repurchase program (the “Program”) that replaced the stock repurchase program approved on July 23, 2012, under which the Company may repurchase up to $60,000,000 of its Class A common stock currently issued and outstanding. The Program will terminate on October 31, 2021 (unless terminated sooner).

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

During 2019, we repurchased 390,000 shares at an average price of $25.97 under the Program. We had no stock repurchases during 2018.

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2019 and 2018, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $20.1 million at December 31, 2019 and $66.4 million at December 31, 2018.

(In thousands)	2019	2018
Balance, beginning of year	$66,391	$58,867
New extensions of credit	2,503	7,661
Repayments	(48,756)	(137)
Balance, end of year	$20,138	$66,391

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

NOTE 15: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company offers a qualified 401(k) Plan in which the Company makes matching contributions to encourage employees to save money for their retirement. The 401(k) Plan covers substantially all employees. Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S regulation, and the Company matches 100% of the first 3% of compensation and 50% of the next 2% of compensation for a total match of 4% of eligible pay for each participant who defers 5% or more of his or her eligible pay. Additionally, the Company may make profit-sharing contributions to the 401(k) Plan which are allocated among participants based upon 401(k) Plan compensation without regard to participant contributions. Contribution expense to the plan totaled $13,021,000, $10,769,000 and $6,343,000 in 2019, 2018 and 2017, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant. The charges to income for the plans were $2,294,000 for 2019, $2,309,000 for 2018 and $1,596,000 for 2017. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan in 2015 which generally allows participants to make contributions of up to $25,000 per year, for the purpose of acquiring the Company’s common stock. At the end of each plan year, full shares of the Company’s stock are purchased for each employee based on that employee’s contributions. The Company has issued both general and special stock offerings under the plan. Substantially all employees are eligible for the general stock offering, under which full shares of the Company’s stock are purchased for an amount equal to 95% of their fair market value at the end of the plan year, or, if lower, 95% of their fair market value at the beginning of the plan year.

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

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value. For all awards except stock option awards, the grant date fair value is the market value per share as of the grant date. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options.

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

Share and per share information regarding stock-based compensation plans has been adjusted to reflect the effects of the Company’s two-for-one stock split which became effective on February 8, 2018. The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2019, 2018 and 2017, and changes during the years then ended:

	Stock Options Outstanding		Stock Awards Outstanding		Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	946	$21.43	278	$20.48	406	$22.70
Granted	—	—	—	—	906	28.86
Stock options exercised	(122)	17.66	—	—	—	—
Stock awards/units vested (earned)	—	—	(91)	19.40	(449)	27.13
Forfeited/expired	(12)	22.67	(25)	21.91	(35)	25.76

Balance, December 31, 2017	812	21.98	162	20.85	828	26.13
Granted	—	—	—	—	429	29.16
Stock options exercised	(112)	19.22	—	—	—	—
Stock awards/units vested (earned)	—	—	(80)	20.41	(311)	25.56
Forfeited/expired	(5)	21.73	(10)	20.12	(129)	27.95

Balance, December 31, 2018	695	22.42	72	21.45	817	27.65
Granted	—	—	—	—	842	26.05
Stock options exercised	(3)	12.79	—	—	—	—
Stock awards/units vested (earned)	—	—	(49)	20.72	(405)	26.75
Forfeited/expired	—	—	(2)	21.82	(102)	28.10

Balance, December 31, 2019	692	$22.46	21	$23.19	1,152	$26.79

Exercisable, December 31, 2019	692	$22.46

The following table summarizes information about stock options under the plans outstanding at December 31, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	2.04	$9.46	1	$9.46
10.65	—	10.65	3	3.07	10.65	3	10.65
10.76	—	10.76	1	0.05	10.76	1	10.76
20.29	—	20.29	71	5.00	20.29	71	20.29
20.36	—	20.36	2	4.88	20.36	2	20.36
22.20	—	22.20	74	5.23	22.20	74	22.20
22.75	—	22.75	436	5.61	22.75	436	22.75
23.51	—	23.51	97	6.05	23.51	97	23.51
24.07	—	24.07	7	5.71	24.07	7	24.07

$9.46	—	$24.07	692	5.55	$22.46	692	$22.46

The table below summarizes the Company’s performance stock unit activity for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	Performance Stock Units
Non-vested, December 31, 2016	181
Granted	57
Vested (earned)	(57)
Forfeited	(4)

Non-vested, December 31, 2017	177
Granted	72
Vested (earned)	(55)
Forfeited	(17)

Non-vested, December 31, 2018	177
Granted	118
Vested (earned)	(93)
Forfeited	(3)

Non-vested, December 31, 2019	199

Stock-based compensation expense was $12,921,000 in 2019, $11,227,000 in 2018 and $11,763,000 in 2017. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2019. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $20,852,000 at December 31, 2019. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.9 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2019 was $2,993,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.79 at December 31, 2019, and the exercise price multiplied by the number of options outstanding. There were 3,050 stock options exercised in 2019 with an intrinsic value of $43,000. There were 111,728 stock options exercised in 2018 with an intrinsic value of $561,000. There were 122,012 stock options exercised in 2017 with an intrinsic value of $1,329,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2019, 2018 and 2017.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2019	2018	2017
Interest paid	$182,541	$122,801	$39,384
Income taxes paid	51,999	25,718	35,770
Transfers of loans to foreclosed assets held for sale	4,760	16,858	6,983
Transfers of premises to foreclosed assets and other real estate owned	647	3,690	5,422
Transfers of premises held for sale to foreclosed assets and other real estate owned	—	—	3,188
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	32,757	—	—
Transfers of held-to-maturity to available-for-sale securities	216,373	—	—
Transfers of loans to other assets held for sale	259,939	—	—
Transfers of deposits to other liabilities held for sale	159,853	—	—

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the year ended December 31, 2019 was $58.5 million and primarily consisted of the gain on sale of Visa Inc. class B common stock of $42.9 million. Other income for the years ended December 31, 2018 and 2017 was $19.9 million and $19.3 million, respectively.

Other operating expenses consisted of the following:

(In thousands)	2019	2018	2017
Professional services	$16,897	$16,685	$19,500
Postage	6,363	5,785	4,686
Telephone	7,685	5,947	4,262
Credit card expense	16,163	14,338	12,188
Marketing	16,499	8,410	11,141
Software and technology	25,146	15,558	2,204
Operating supplies	2,322	2,346	1,980
Amortization of intangibles	11,805	11,009	7,668
Branch right sizing expense	3,129	1,341	434
Other expense	32,843	30,156	24,816
Total other operating expenses	$138,852	$111,575	$88,879

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

Other assets and liabilities held for sale - The Company’s other assets and liabilities held for sale are reported at fair value utilizing Level 3 inputs. See Note 4, Other Assets and Other Liabilities Held for Sale.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2019 and 2018.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available-for-sale securities
U.S. Treasury	$449,729	$449,729	$—	$—
U.S. Government agencies	194,249	—	194,249	—
Mortgage-backed securities	1,742,945	—	1,742,945	—
States and political subdivisions	880,524	—	880,524	—
Other securities	185,891	—	185,891	—
Other assets held for sale	260,332	—	—	260,332
Derivative asset	14,903	—	14,903	—
Other liabilities held for sale	(159,853)	—	—	(159,853)
Derivative liability	(12,650)	—	(12,650)	—

December 31, 2018
Available-for-sale securities
U.S. Government agencies	$154,301	$—	$154,301	$—
Mortgage-backed securities	1,522,900	—	1,522,900	—
States and political subdivisions	314,843	—	314,843	—
Other securities	159,708	—	159,708	—
Other assets held for sale	1,790	—	—	1,790
Derivative asset	6,242	—	6,242	—
Other liabilities held for sale	(162)	—	—	(162)
Derivative liability	(5,283)	—	(5,283)	—

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

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data. As of December 31, 2019 and 2018, the fair value of foreclosed assets and other real estate owned less estimated costs to sell was $19.1 million and $25.6 million, respectively.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At December 31, 2019 and 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Impaired loans (1) (2) (collateral dependent)	$49,190	$—	$—	$49,190
Foreclosed assets and other real estate owned (1)	18,798	—	—	18,798

December 31, 2018
Impaired loans (1) (2) (collateral dependent)	$17,789	$—	$—	$17,789
Foreclosed assets and other real estate owned (1)	23,714	—	—	23,714

______________________
(1)    These amounts represent the resulting carrying amounts on the consolidated balance sheets for impaired collateral dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Specific allocations of $1,297,000 and $2,738,000 were related to the impaired collateral dependent loans for which fair value re-measurements took place during the periods ended December 31, 2019 and 2018, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets:
Cash and cash equivalents	$996,623	$996,623	$—	$—	$996,623
Interest bearing balances due from banks - time	4,554	—	4,554	—	4,554
Held-to-maturity securities	40,927	—	41,855	—	41,855
Mortgage loans held for sale	58,102	—	—	58,102	58,102
Interest receivable	62,707	—	62,707	—	62,707
Legacy loans, net	9,562,276	—	—	9,517,472	9,517,472
Loans acquired, net	4,795,184	—	—	4,772,716	4,772,716

Financial liabilities:
Non-interest bearing transaction accounts	3,741,093	—	3,741,093	—	3,741,093
Interest bearing transaction accounts and savings deposits	9,090,878	—	9,090,878	—	9,090,878
Time deposits	3,276,969	—	—	3,270,333	3,270,333
Federal funds purchased and securities sold under agreements to repurchase	150,145	—	150,145	—	150,145
Other borrowings	1,297,599	—	1,298,011	—	1,298,011
Subordinated notes and debentures	388,260	—	397,088	—	397,088
Interest payable	12,898	—	12,898	—	12,898

December 31, 2018
Financial assets:
Cash and cash equivalents	$833,458	$833,458	$—	$—	$833,458
Interest bearing balances due from banks - time	4,934	—	4,934	—	4,934
Held-to-maturity securities	289,194	—	290,830	—	290,830
Mortgage loans held for sale	26,799	—	—	26,799	26,799
Interest receivable	49,938	—	49,938	—	49,938
Legacy loans, net	8,373,789	—	—	8,280,690	8,280,690
Loans acquired, net	3,292,783	—	—	3,256,174	3,256,174

Financial liabilities:
Non-interest bearing transaction accounts	2,672,405	—	2,672,405	—	2,672,405
Interest bearing transaction accounts and savings deposits	6,830,191	—	6,830,191	—	6,830,191
Time deposits	2,896,156	—	—	2,872,342	2,872,342
Federal funds purchased and securities sold under agreements to repurchase	95,792	—	95,792	—	95,792
Other borrowings	1,345,450	—	1,342,868	—	1,342,868
Subordinated debentures	353,950	—	355,812	—	355,812
Interest payable	9,897	—	9,897	—	9,897

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

At December 31, 2019, the Company had outstanding commitments to extend credit aggregating approximately $634,788,000 and $3,991,931,000 for credit card commitments and other loan commitments, respectively. At December 31, 2018, the Company had outstanding commitments to extend credit aggregating approximately $560,863,000 and $3,455,471,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $71,074,000 and $39,101,000 at December 31, 2019 and 2018, respectively, with terms ranging from 9 months to 15 years. At December 31, 2019 and 2018, the Company had no deferred revenue under standby letter of credit agreements.

At December 31, 2019, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 20: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Cloud Computing Arrangements – In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company early adopted ASU 2018-15 in the first quarter 2019 and elected to apply the guidance prospectively to all software implementation costs incurred after the date of adoption. As of December 31, 2019, $3.8 million of applicable software implementation costs have been capitalized and have not had a material impact on our financial position or results of operations.

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

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), that eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill to its carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. The Company early adopted ASU 2017-04 during the second quarter 2019 to coincide with the Company’s formal impairment analysis. See Note 8, Goodwill and Other Intangible Assets, for additional information.

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), that establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance results in a more consistent representation of the rights and obligations arising from leases by requiring lessees to recognize the lease asset and lease liabilities that arise from leases in the consolidated balance sheet and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The effective date was for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires entities to adopt the new lease standard using a modified retrospective transition method, meaning an entity initially applies the new lease standard at the beginning of the earliest period presented in the financial statements. Due to complexities associated with using this method, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to relieve entities of the requirement to present prior comparative years’ results when they adopt the new lease standard and giving entities the option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. Adoption of ASU 2016-02 resulted in the recognition of right-of-use assets of $32.8 million and right-of-use liabilities of $32.8 million on the consolidated balance sheet with no material impact to the results of operations. The Company has elected to adopt the guidance using the optional transition method, which allows for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. The Company also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby the Company did not recognize a lease liability or right-of-use asset on the consolidated balance sheet but instead will recognize lease payments as an expense over the lease term as appropriate. See Note 7, Right-of-Use Lease Assets and Lease Liabilities, for additional information related to the Company’s right-of-use lease obligations.

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

Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The amendments also provide guidance on when an entity should separate or aggregate cash flows based on the predominance principle. The effective date is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new standard is required to be applied retrospectively, but may be applied prospectively if retrospective application would be impracticable. The adoption of ASU 2016-15 did not have a material impact on the Company’s results of operations, financial position or disclosures since the amendment applies to the classification of cash flows. The adoption also did not have a material impact on the consolidated statement of cash flows.

Financial Assets and Financial Liabilities - In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), that makes changes primarily affecting the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In February 2018, the FASB issued 2018-03 that clarified certain guidance and contained narrow scope amendments. The effective date is for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 did not have a material impact on the Company’s results of operations or financial position. However, this new guidance requires the disclosed estimated fair value of the Company’s loan portfolio to be based on an exit price calculation, which considers liquidity, credit and nonperformance risk of its loans. The adoption of ASU 2016-01 did not have a material impact on the Company’s fair value disclosures.

Revenue Recognition - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers. The core principle of this revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, deferring the effective date to annual and interim periods beginning after December 15, 2017. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other US GAAP, which comprises a significant portion of the Company’s revenue stream. However, the updated guidance affects the revenue recognition pattern for certain revenue streams, including service charges on deposit accounts, gains/losses on sale of other real estate owned (“OREO”), and trust income. The adoption of this standard did not have a material effect on the Company’s results of operations, financial position or disclosures. See Note 1, Summary of Significant Accounting Policies, for additional information.

Recently Issued Accounting Standards

Income Taxes – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, iii) accounting for tax law changes and year-to-date losses in interim periods, and iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating all of the amendments in ASU 2019-12 and has not yet determined the impact of this new standard.

Fair Value Measurement Disclosures – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), that eliminates, amends and adds disclosure requirements for fair value measurements. These amendments are part of FASB’s disclosure review project and they are expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The eliminated disclosure requirements include the 1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy of timing of transfers between levels of the fair value hierarchy; and 3) the valuation processes for Level 3 fair value measurements. Among other modifications, the amended disclosure requirements remove the term “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Under the new disclosure requirements, entities must disclose the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. ASU 2018-13 is not expected to have a material impact on the Company’s fair value disclosures.

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

The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In preparation for implementation of ASU 2016-13, the Company formed a cross functional team that assessed its data and system needs and evaluated the potential impact of adopting the new guidance. The Company anticipated a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and FDIC issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provides an option to phase in over a three year period on a straight line basis the day-one impact on earnings and tier one capital. The Company is electing to apply the CECL transition provision. The impact will be reflected as an adjustment to beginning retained earnings, net of income taxes, at adoption.

Based on additional analysis performed, the Company has estimated that the allowance for credit losses will be approximately
1.40% to 1.50% of total loans upon adoption in the first quarter of 2020. This estimate is based upon the Company’s analysis of current conditions, assumptions and economic forecasts at this point in time.

The preliminary estimate is subject to change based on continuing review and challenge of the models, methodologies and judgments as we work to finalize the CECL model. The impact at adoption is also influenced by the loan portfolio composition and quality at the adoption date, as well as, macroeconomic conditions and forecast at that time. The adoption of ASU 2016-13 in 2020 could also impact the Company’s ongoing earnings, perhaps materially.

Implementation efforts for the adoption of CECL are near completion, including model development and validation, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting of accounting policies. Model validations and user acceptance testing began in the last half of 2019, with loss forecast modeling taking place in the first half of 2019.

The Company has finalized the relevant assumptions and overall estimation methodology including the following:

•	Loan Segmentation - Loans with similar risk characteristics are aggregated into homogeneous segments for collective assessment.

•
Reasonable and Supportable Forecast - Economic variables that are correlated with the historical loss performance of the portfolio segments are forecast utilizing a blended macroeconomic scenario over a one-year forecast horizon for all portfolio segments.

•
Reversion to Historical Loss Experience - The Company has elected to utilize a one-year straight-line reversion to historical loss experience over the remaining contractual life, adjusted for prepayments.

•	Individual Assessment - Loans that no longer share similar risk characteristics are individually assessed for estimated credit losses over the remaining life of the loans.

•	Qualitative Adjustments - The Company has elected qualitative adjustments to provide consideration for factors that have not been fully accounted for in the quantitative modeling process.

Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on the Company’s present or future financial position or results of operations.

NOTE 21: DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments to manage exposure to various types of interest rate risk for itself and its customers within policy guidelines. Transactions should only be entered into with an associated underlying exposure. All derivative instruments are carried at fair value.

Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s asset/liability management committee. In arranging these products for its customers, the Company assumes additional credit risk from the customer and from the dealer counterparty with whom the transaction is undertaken. Credit risk exists due to the default credit risk created in the exchange of the payments over a period of time. Credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps with each counterparty. Access to collateral in the event of default is reasonably assured. Therefore, credit exposure may be reduced by the amount of collateral pledged by the counterparty.

Hedge Structures

The Company will seek to enter derivative structures that most effectively address the risk exposure and structural terms of the underlying position being hedged. The term and notional principal amount of a hedge transaction will not exceed the term or principal amount of the underlying exposure. In addition, the Company will use hedge indices which are the same as, or highly correlated to, the index or rate on the underlying exposure. Derivative credit exposure is monitored on an ongoing basis for each customer transaction and aggregate exposure to each counterparty is tracked. The Company has set a maximum outstanding notional contract amount at 10% of the Company’s assets.

Customer Risk Management Interest Rate Swaps

The Company’s qualified loan customers have the opportunity to participate in its interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with the Company. The Company enters into such agreements with customers, then offsetting agreements are executed between the Company and an approved dealer counterparty to minimize market risk from changes in interest rates. The counterparty contracts are identical to customer contracts in terms of notional amounts, interest rates, and maturity dates, except for a fixed pricing spread or fee paid to the Company by the dealer counterparty. These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks. The fair value of these derivative instruments is recognized as either derivative assets or liabilities in the accompanying consolidated balance sheets. The Company has a limited number of swaps that are standalone without a similar agreement with the loan customer.

The Company has entered interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or Prime rate to a fixed rate for the customer. The Company has entered into offsetting agreements with dealer counterparties. The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	December 31, 2019		December 31, 2018
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$401,969	$14,903	$274,247	$6,242
Derivative liabilities	387,075	12,650	245,717	5,283

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $62.9 million as of December 31, 2019.

Energy Hedging

During 2019, the Company began providing energy derivative services to qualifying, high quality oil and gas borrowers for hedging purposes. The Company serves as an intermediary on energy derivative products between the Company’s borrowers and dealers. The Company will only enter into back-to-back trades, thus maintaining a balanced book between the dealer and the borrower.

Energy hedging risk exposure to the Company’s customer increases as energy prices for crude oil and natural gas rise. As prices decrease, exposure to the exchange increases. These risks are mitigated by customer credit underwriting policies and establishing a predetermined hedge line for each borrower and by monitoring the exchange margin.

The outstanding notional value as of December 31, 2019 for energy hedging Customer Sell to Company swaps were $20.7 million and the corresponding Company Sell to Dealer swaps were $20.7 million and the corresponding net fair value of the derivative asset and derivative liability was $709,000.

NOTE 22: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 23: STOCKHOLDERS’ EQUITY

Simmons Bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At December 31, 2019, Simmons Bank had approximately $160.2 million available for payment of dividends to the Company, without prior regulatory approval.

The Company’s subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015, the Company and the subsidiary bank became subject to new capital regulations (the “Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. Banks. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules. Full compliance with all of the final rule’s requirements was phased in over a multi-year schedule. The final rules included a new common equity Tier 1 capital to risk-weighted assets (CET1) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions. The capital conservation buffer was fully phased in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2019, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules and exceeded the fully phased in capital conservation buffer.

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

The Company’s and the subsidiary banks’ actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2019
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,272,858	13.7	$1,327,216	8.0	N/A
Simmons Bank	1,852,880	12.9	1,149,073	8.0	1,436,341	10.0
Landmark Bank	291,378	13.9	167,700	8.0	209,624	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,807,954	10.9	995,204	6.0	N/A
Simmons Bank	1,777,602	12.3	867,123	6.0	1,156,164	8.0
Landmark Bank	290,016	13.8	126,094	6.0	168,125	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,807,187	10.9	746,086	4.5	N/A
Simmons Bank	1,777,602	12.3	650,342	4.5	939,383	6.5
Landmark Bank	270,016	12.9	94,192	4.5	136,055	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,807,954	9.6	753,314	4.0	N/A
Simmons Bank	1,777,602	10.7	664,524	4.0	830,655	5.0
Landmark Bank	290,016	8.8	131,825	4.0	164,782	5.0

December 31, 2018
Total Risk-Based Capital Ratio
Simmons First National Corporation	$1,778,938	13.3	$1,070,038	8.0	N/A
Simmons Bank	1,532,864	11.5	1,066,340	8.0	1,332,925	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,361,380	10.2	800,812	6.0	N/A
Simmons Bank	1,469,260	11.0	801,415	6.0	1,068,553	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,361,380	10.2	600,609	4.5	N/A
Simmons Bank	1,469,260	11.0	601,061	4.5	868,199	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,361,380	8.8	618,809	4.0	N/A
Simmons Bank	1,469,260	9.5	618,636	4.0	773,295	5.0

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2019 and 2018

(In thousands)	2019	2018
ASSETS
Cash and cash equivalents	$104,068	$219,063
Investment securities	743	2,848
Investments in wholly-owned subsidiaries	3,269,224	2,368,870
Loans	657	774
Intangible assets, net	133	133
Premises and equipment	27,351	5,804
Other assets	31,738	29,974
TOTAL ASSETS	$3,433,914	$2,627,466

LIABILITIES
Long-term debt	$413,760	$353,950
Other liabilities	31,230	27,082
Total liabilities	444,990	381,032

STOCKHOLDERS’ EQUITY
Preferred stock	767	—
Common stock	1,136	923
Surplus	2,117,282	1,597,944
Undivided profits	848,848	674,941
Accumulated other comprehensive gain (loss):
Unrealized appreciation (depreciation) on available-for-sale securities, net of income taxes of $7,392 and ($9,686) at December 31, 2019 and 2018 respectively	20,891	(27,374)
Total stockholders’ equity	2,988,924	2,246,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,433,914	$2,627,466

Condensed Statements of Income
Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
INCOME
Dividends from subsidiaries	$67,893	$145,980	$69,107
Other income	13,658	658	4,111
Income	81,551	146,638	73,218
EXPENSE	40,594	32,714	32,234
Income before income taxes and equity in undistributed net income of subsidiaries	40,957	113,924	40,984
Provision for income taxes	(5,680)	(10,732)	(12,311)

Income before equity in undistributed net income of subsidiaries	46,637	124,656	53,295
Equity in undistributed net income of subsidiaries	191,530	91,057	39,645

NET INCOME	238,167	215,713	92,940
Preferred stock dividends	339	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$237,828	$215,713	$92,940

Condensed Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
NET INCOME	$238,167	$215,713	$92,940

OTHER COMPREHENSIVE INCOME (LOSS)
Equity in other comprehensive income (loss) of subsidiaries	48,265	(10,110)	964

COMPREHENSIVE INCOME	$286,432	$205,603	$93,904

Condensed Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017

(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$238,167	$215,713	$92,940
Items not requiring (providing) cash
Stock-based compensation expense	12,921	9,725	10,681
Depreciation and amortization	1,637	880	1,183
Deferred income taxes	(3,632)	26	1,190
Equity in undistributed net income of bank subsidiaries	(191,530)	(91,057)	(39,645)

Changes in:
Other assets	3,299	1,524	8,585
Other liabilities	(2,648)	17,340	(6,769)
Net cash provided by operating activities	58,214	154,151	68,165

CASH FLOWS FROM INVESTING ACTIVITIES

Net originations of loans	117	219	90
Net (purchases of) proceeds from premises and equipment	(23,184)	3,342	(18)
Repayment of (advances to) subsidiaries	—	2,667	(15,000)
Proceeds from maturities of available-for-sale securities	2,544	152	42
Purchases of available-for-sale securities	(439)	(211)	(2,752)
Cash paid in business combinations	(36,811)	—	(100,468)
Other, net	29	(1,903)	—
Net cash (used in) provided by investing activities	(57,744)	4,266	(118,106)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of subordinated notes	—	326,355	—
Issuance (repayment) of long-term debt, net	2,000	(231,352)	8,014
(Cancellation) issuance of common stock, net	(1,077)	2,188	2,878
Stock repurchases	(10,128)	—	—
Dividends paid on preferred stock	(339)	—	—
Dividends paid on common stock	(63,921)	(55,646)	(35,116)
Preferred stock retirement	(42,000)	—	—
Net cash (used in) provided by financing activities	(115,465)	41,545	(24,224)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(114,995)	199,962	(74,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	219,063	19,101	93,266

CASH AND CASH EQUIVALENTS, END OF YEAR	$104,068	$219,063	$19,101

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) was carried out as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls. Our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting, as well as the attestation report of BKD, LLP on the Company’s internal control over financial reporting are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by this reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2020, to be filed pursuant to Regulation 14A on or about March 17, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2020, to be filed pursuant to Regulation 14A on or about March 17, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2020, to be filed pursuant to Regulation 14A on or about March 17, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2020, to be filed pursuant to Regulation 14A on or about March 17, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 23, 2020, to be filed pursuant to Regulation 14A on or about March 17, 2020.

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

2.4
Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.5
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

2.7
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

2.9
Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for July 30, 2019 (File No. 000-6253)).

3.1
Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on October 29, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K on November 1, 2019 (File No. 000-06253)).

3.2
As Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-233559) filed by Simmons First National Corporation on August 30, 2019 (File No. 000-06253)).

Exhibit No.	Description
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

4.2	Description of Registrant’s Securities. *

10.1	Simmons First National Corporation 2015 Incentive Plan, as amended (incorporated by reference to Simmons’ definitive proxy statement on Schedule 14A filed on March 14, 2017 (File No. 000-06253)).

10.2
Deferred Compensation Agreement for Marty D. Casteel dated January 22, 2018 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253).

10.3
Deferred Compensation Agreement for George A. Makris, Jr. dated January 2, 2013 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K for January 2, 2013 (File No. 000-06253)).

10.4
Amendment to Deferred Compensation Agreement for George A. Makris, Jr. dated January 25, 2018 (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2017 (File No. 000-06253)).

10.5
Amended and Restated Deferred Compensation Agreement for Robert A. Fehlman effective February 27, 2017 (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2016 (File No. 000-06253)).

10.6
Executive Severance Agreement for George A. Makris, Jr. (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.7
Executive Severance Agreement for Stephen C. Massanelli (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed February 11, 2016 (File No. 000-06253)).

10.8
Deferred Compensation Agreement, adopted January 25, 2010, between Simmons First National Corporation and Marty D. Casteel (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K for January 25, 2010 (File No. 000-06253)).

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

10.11	Deferred Compensation Agreement for Jena Compton dated February 28, 2017.*

10.12	Executive Severance Agreement for Jena Compton dated February 5, 2016.*

10.13	Executive Severance Agreement for Paul Kanneman dated January 2, 2017.*

10.14	Amended Executive Severance Agreement for David Garner dated April 30, 2014.*

10.15	Executive Severance Agreement for Patrick Burrow dated December 29, 2014.*

10.16
Branch Purchase and Assumption Agreement, dated as of December 20, 2019, by and between Spirit of Texas Bank, SSB and Simmons Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K filed December 23, 2019 (File No. 000-06253)).

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

21	Subsidiaries of the Registrant.*

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*

32.3
Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). **
______________________________________________________________________________________________

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Patrick A. Burrow	February 27, 2020
Patrick A. Burrow, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 27, 2020.

Signature	Title

/s/ George A. Makris, Jr.	Chairman, Chief Executive Officer
George A. Makris, Jr.	and Director (Principal Executive Officer)

/s/ Robert A. Fehlman	Senior Executive Vice President,
Robert A. Fehlman	Chief Financial Officer, Chief Operating Officer and
Treasurer (Principal Financial Officer)

/s/ David W. Garner	Executive Vice President, Executive Director of Finance and
David W. Garner	and Accounting and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jay D. Burchfield	Director
Jay D. Burchfield

/s/ Marty D. Casteel	Director
Marty D. Casteel

/s/ William E. Clark II	Director
William E. Clark II

Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Susan S. Lanigan	Director
Susan S. Lanigan

Director
W. Scott McGeorge

/s/ Tom Purvis	Director
Tom Purvis

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Russell Teubner	Director
Russell Teubner

/s/ Malynda K. West	Director
Malynda K. West