Form 10-Q
period 2020-03-31
SIMMONS FIRST NATIONAL CORP
filed 2020-05-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares outstanding of the Registrant’s Common Stock as of May 4, 2020, was 108,968,998.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2020

___________________
*    No reportable information under this item.

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2020 and December 31, 2019

	March 31,	December 31,
(In thousands, except share data)	2020	2019
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$244,123	$277,208
Interest bearing balances due from banks and federal funds sold	1,493,076	719,415
Cash and cash equivalents	1,737,199	996,623
Interest bearing balances due from banks - time	4,309	4,554
Investment securities:
Held-to-maturity, net of allowance for credit losses of $409 at March 31, 2020	53,968	40,927
Available-for-sale, net of allowance for credit losses of $269 at March 31, 2020 (amortized cost of $2,418,498 and $3,263,151 at March 31, 2020 and December 31, 2019, respectively)	2,466,640	3,288,343
Total investments	2,520,608	3,329,270
Mortgage loans held for sale	49,984	58,102
Other assets held for sale	115,315	260,332
Loans	14,374,277	14,425,704
Allowance for credit losses on loans	(243,195)	(68,244)
Net loans	14,131,082	14,357,460
Premises and equipment	484,990	492,384
Foreclosed assets and other real estate owned	20,805	19,121
Interest receivable	57,039	62,707
Bank owned life insurance	255,197	254,152
Goodwill	1,064,978	1,055,520
Other intangible assets	121,673	127,340
Other assets	278,173	241,578
Total assets	$20,841,352	$21,259,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$3,572,244	$3,741,093
Interest bearing transaction accounts and savings deposits	8,840,678	9,090,878
Time deposits	3,146,811	3,276,969
Total deposits	15,559,733	16,108,940
Federal funds purchased and securities sold under agreements to repurchase	377,859	150,145
Other borrowings	1,396,829	1,297,599
Subordinated debentures	388,396	388,260
Other liabilities held for sale	58,405	159,853
Accrued interest and other liabilities	214,730	165,422
Total liabilities	17,995,952	18,270,219

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at March 31, 2020 and December 31, 2019	767	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at March 31, 2020 and December 31, 2019; 108,966,331 and 113,628,601 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,090	1,136
Surplus	2,026,420	2,117,282
Undivided profits	778,893	848,848
Accumulated other comprehensive income	38,230	20,891
Total stockholders’ equity	2,845,400	2,988,924
Total liabilities and stockholders’ equity	$20,841,352	$21,259,143

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
	(Unaudited)
INTEREST INCOME
Loans	$187,566	$159,440
Interest bearing balances due from banks and federal funds sold	2,441	2,154
Investment securities	18,943	16,281
Mortgage loans held for sale	281	210
TOTAL INTEREST INCOME	209,231	178,085

INTEREST EXPENSE
Deposits	31,277	30,750
Federal funds purchased and securities sold under agreements to repurchase	759	136
Other borrowings	4,877	6,793
Subordinated notes and debentures	4,835	4,411
TOTAL INTEREST EXPENSE	41,748	42,090

NET INTEREST INCOME	167,483	135,995
Provision for credit losses	26,134	9,285

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	141,349	126,710

NON-INTEREST INCOME
Trust income	7,151	5,708
Service charges on deposit accounts	13,328	10,068
Other service charges and fees	1,588	1,289
Mortgage lending income	5,046	2,823
SBA lending income	296	497
Investment banking income	877	618
Debit and credit card fees	7,914	6,098
Bank owned life insurance income	1,298	795
Gain on sale of securities, net	32,095	2,740
Other income	12,801	4,156
TOTAL NON-INTEREST INCOME	82,394	34,792

NON-INTEREST EXPENSE
Salaries and employee benefits	67,924	56,367
Occupancy expense, net	9,510	7,475
Furniture and equipment expense	5,723	3,358
Other real estate and foreclosure expense	325	637
Deposit insurance	2,475	2,040
Merger related costs	1,068	1,470
Other operating expenses	38,788	30,062
TOTAL NON-INTEREST EXPENSE	125,813	101,409

INCOME BEFORE INCOME TAXES	97,930	60,093
Provision for income taxes	20,694	12,398

NET INCOME	77,236	47,695
Preferred stock dividends	13	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$77,223	$47,695
BASIC EARNINGS PER SHARE	$0.68	$0.52
DILUTED EARNINGS PER SHARE	$0.68	$0.51

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
(In thousands)	2020	2019
	(Unaudited)
NET INCOME	$77,236	$47,695

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains arising during the period on available-for-sale securities	55,569	29,130
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	—	2,547
Less: Reclassification adjustment for realized gains included in net income	32,095	2,740
Other comprehensive income (loss), before tax effect	23,474	28,937
Less: Tax effect of other comprehensive income (loss)	6,135	7,563

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	17,339	21,374

COMPREHENSIVE INCOME	$94,575	$69,069

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019

(In thousands)	March 31, 2020	March 31, 2019
	(Unaudited)
OPERATING ACTIVITIES
Net income	$77,236	$47,695
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,843	7,451
Provision for credit losses	26,134	9,285
(Benefit) provision for credit losses on unfunded commitments	(3,000)	300
Gain on sale of investments	(32,095)	(2,740)
Net accretion of investment securities and assets	(14,975)	(9,559)
Net amortization on borrowings	136	91
Stock-based compensation expense	4,506	3,084
Gain on sale of foreclosed assets held for sale	(520)	(32)
Gain on sale of mortgage loans held for sale	(5,843)	(3,342)
Gain on sale of other intangibles	(301)	—
Gain on sale of branches	(5,889)	—
Deferred income taxes	(1,586)	2,081
Income from bank owned life insurance	(1,800)	(876)
Originations of mortgage loans held for sale	(182,550)	(98,255)
Proceeds from sale of mortgage loans held for sale	196,511	109,916
Changes in assets and liabilities:
Interest receivable	5,058	(1,858)
Lease right-of-use assets	2,330	2,294
Other assets	1,325	10,982
Accrued interest and other liabilities	48,313	30,505
Income taxes payable	(21,221)	(10,977)
Net cash provided by operating activities	103,612	96,045

INVESTING ACTIVITIES
Net originations of loans	(49,104)	(18,116)
Decrease in due from banks - time	245	250
Purchases of premises and equipment, net	(10,570)	(13,027)
Proceeds from sale of foreclosed assets held for sale	2,464	7,214
Proceeds from sale of available-for-sale securities	1,076,858	201,516
Proceeds from maturities of available-for-sale securities	1,255,991	56,438
Purchases of available-for-sale securities	(1,458,730)	(110,201)
Proceeds from maturities of held-to-maturity securities	3,561	11,408
Purchases of held-to-maturity securities	(16,997)	—
Proceeds from bank owned life insurance death benefits	763	1,310
Disposition of assets and liabilities held for sale	123,610	1,393
Net cash provided by investing activities	928,091	138,185

FINANCING ACTIVITIES
Net change in deposits	(503,567)	(409,221)
Dividends paid on preferred stock	(13)	—
Dividends paid on common stock	(19,077)	(14,807)
Net change in other borrowed funds	99,230	(175,461)
Net change in federal funds purchased and securities sold under agreements to repurchase	227,714	24,421
Net shares cancelled under stock compensation plans	(3,063)	(2,771)
Shares issued under employee stock purchase plan	956	1,312
Repurchases of common stock	(93,307)	—
Net cash used in financing activities	(291,127)	(576,527)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	740,576	(342,297)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	996,623	833,458

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,737,199	$491,161

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2020 and 2019

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended March 31, 2020
Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	17,339	77,236	94,575
Stock issued for employee stock purchase plan – 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net – 216,385 shares	—	2	1,441	—	—	1,443
Stock repurchases – 4,922,336 shares	—	(49)	(93,258)	—	—	(93,307)
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.17 per share	—	—	—	—	(19,077)	(19,077)

Balance, March 31, 2020 (Unaudited)	$767	$1,090	$2,026,420	$38,230	$778,893	$2,845,400

Three Months Ended March 31, 2019
Balance, December 31, 2018	$—	$923	$1,597,944	$(27,374)	$674,941	$2,246,434

Comprehensive income	—	—	—	21,374	47,695	69,069
Stock issued for employee stock purchase plan – 60,413 shares	—	1	1,311	—	—	1,312
Stock-based compensation plans, net – 160,305 shares	—	2	311	—	—	313
Dividends on common stock – $0.16 per share	—	—	—	—	(14,807)	(14,807)

Balance, March 31, 2019 (Unaudited)	$—	$926	$1,599,566	$(6,000)	$707,829	$2,302,321

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903. Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and small business administration (“SBA”) lending) from approximately 240 financial centers located throughout market areas in Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2019, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income items and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements and actual results may differ from these estimates. Such estimates include, but are not limited to, the Company’s allowance for credit losses.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Recently Adopted Accounting Standards

Fair Value Measurement Disclosures – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), that eliminates, amends and adds disclosure requirements for fair value measurements. These amendments are part of FASB’s disclosure review project and they are expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The eliminated disclosure requirements include the 1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy of timing of transfers between levels of the fair value hierarchy; and 3) the valuation processes for Level 3 fair value measurements. Among other modifications, the amended disclosure requirements remove the term “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Under the new disclosure requirements, entities must disclose the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. ASU 2018-13 did not have a material impact on the Company’s fair value disclosures.

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

The effective date for these amendments is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In preparation for implementation of ASU 2016-13, the Company formed a cross functional team that assessed its data and system needs and evaluated the potential impact of adopting the new guidance. The Company anticipated a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the prior accounting practice that utilized the incurred loss model.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed in to law by the President of the United States and allows the option to temporarily defer or suspend the adoption of ASU 2016-13. During the deferral, a registrant would continue to use the incurred loss model for the allowance for loan and lease losses and would be in accordance with US GAAP. The Company has not elected to temporarily defer the adoption of ASU 2016-13 and adopted the new standard as of January 1, 2020. Upon adoption, the Company recorded an additional allowance for credit losses on loans of approximately $151.4 million and an adjustment to the reserve for unfunded commitments recorded in other liabilities of $24.0 million. The Company also recorded an additional allowance for credit losses on investment securities of $742,000. The impact at adoption was reflected as an adjustment to beginning retained earnings, net of income taxes, in the amount of $128.1 million.

The significant impact to the Company’s allowance for credit losses at the date of adoption was driven by the substantial amount of loans acquired held by the Company. The Company had approximately one third of total loans categorized as acquired at the adoption date with very little reserve allocated to them due to the previous incurred loss impairment methodology. As such, the amount of the CECL adoption impact was greater on the Company when compared to a non-acquisitive bank.

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “agencies”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three year period on a straight line basis the day-one impact on earnings and tier one capital (the “CECL Transition Provision”).

In March 2020 and in response to the COVID-19 pandemic, the agencies issued a new regulatory capital rule revising the CECL Transition Provision to delay the estimated impact on regulatory capital stemming from the implementation of ASU 2016-13. The rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (the “2020 CECL Transition Provision”). The Company elected to apply the 2020 CECL Transition Provision.

In connection with the adoption of ASU 2016-13, the Company revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below:

Allowance for Credit Losses - Held-to-Maturity (“HTM”) Securities - The Company measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. See Note 3, Investment Securities, for additional information related to the Company’s allowance for credit losses on HTM securities.

Allowance for Credit Losses - Available-for-Sale (“AFS”) Securities - For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 3, Investment Securities, for additional information related to the Company’s allowance for credit losses on AFS securities.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their amortized cost basis, which is the unpaid principal balance outstanding, net of unearned income, deferred loan fees and costs, premiums and discounts associated with acquisition date fair value adjustments on acquired loans, and any direct principal charge-offs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance on the consolidated balance sheets. Further information regarding accounting policies related to past due loans, non-accrual loans, and troubled-debt restructurings is presented in Note 5, Loans and Allowance for Credit Losses.

The Company used the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company increased the allowance for credit losses by approximately $5.4 million at adoption for the assets previously identified as PCI. In accordance with ASU 2016-13, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Collateral Dependent Loans - Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit loss is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures - The allowance for credit losses on off-balance-sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance for credit loss is recognized if the Company has the unconditional right to cancel the obligation. The allowance for credit loss is reported as a component of accrued interest and other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the income statement as a component of other operating expenses.

Recently Issued Accounting Standards

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). As of March 31, 2020, the Company has not made any modifications to hedges or other instruments that reference an interest rate that is expected to be discontinued.

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

There have been no other significant changes to the Company’s accounting policies from the 2019 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

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

Prior to the acquisition, Landrum, headquartered in Columbia, Missouri, conducted banking business through its subsidiary bank, Landmark Bank, from 39 branches located in Missouri, Oklahoma and Texas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $3.4 billion in assets, including approximately $2.0 billion in loans (inclusive of loan discounts), and approximately $3.0 billion in deposits. The systems conversion occurred on February 14, 2020, at which time Landmark Bank merged into Simmons Bank, with Simmons Bank as the surviving institution.

Goodwill of $140.8 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Landrum transaction, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landrum	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$215,285	$—	$215,285
Due from banks - time	248	—	248
Investment securities	1,021,755	4,228	1,025,983
Loans acquired	2,049,137	(43,651)	2,005,486
Allowance for loan losses	(22,736)	22,736	—
Foreclosed assets	373	(183)	190
Premises and equipment	63,878	18,867	82,745
Bank owned life insurance	19,206	—	19,206
Goodwill	407	(407)	—
Core deposit intangible	—	24,345	24,345
Other intangibles	412	4,704	5,116
Other assets	33,924	(13,401)	20,523
Total assets acquired	$3,381,889	$17,238	$3,399,127

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$716,675	$—	$716,675
Interest bearing transaction accounts and savings deposits	1,465,429	—	1,465,429
Time deposits	867,197	299	867,496
Total deposits	3,049,301	299	3,049,600
Other borrowings	10,055	—	10,055
Subordinated debentures	34,794	(877)	33,917
Accrued interest and other liabilities	31,057	(484)	30,573
Total liabilities assumed	3,125,207	(1,062)	3,124,145
Equity	256,682	(256,682)	—
Total equity assumed	256,682	(256,682)	—
Total liabilities and equity assumed	$3,381,889	$(257,744)	$3,124,145
Net assets acquired			274,982
Purchase price			415,779
Goodwill			$140,797

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

During 2020, the Company finalized its analysis of the loans acquired along with other acquired assets and assumed liabilities.

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

Core deposit intangible – This intangible asset represents the value of the relationships that the acquired banks had with their deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits. Any core deposit intangible established prior to the acquisitions, if applicable, was written off.

Other intangibles – These intangible assets represent the value of the relationship that Landrum had with their trust and wealth management customers. The fair value of these intangible assets was estimated based on a combination of discounted cash flow methodology and a market valuation approach. Intangible assets for Landrum also included mortgage servicing rights. Other intangibles established prior to the acquisitions, if applicable, were written off.

Other assets – The fair value adjustment results from certain assets whose value was estimated to be more or less than book value, such as certain prepaid assets, receivables and other miscellaneous assets. Otherwise, the carrying amount of these assets was deemed to be a reasonable estimate of fair value.

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

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity, further discussed below. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity

March 31, 2020
Mortgage-backed securities	$27,121	$—	$27,121	$668	$(1)	$27,788
State and political subdivisions	26,082	(97)	25,985	981	(12)	26,954
Other securities	1,174	(312)	862	110	—	972
Total HTM	$54,377	$(409)	$53,968	$1,759	$(13)	$55,714

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2019
Mortgage-backed securities	$10,796	$—	$10,796	$71	$(59)	$10,808
State and political subdivisions	27,082	—	27,082	849	—	27,931
Other securities	3,049	—	3,049	67	—	3,116
Total HTM	$40,927	$—	$40,927	$987	$(59)	$41,855

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

March 31, 2020
U.S. Treasury	$425,032	$—	$—	$(43)	$424,989
U.S. Government agencies	161,473	—	707	(891)	161,289
Mortgage-backed securities	1,150,878	—	32,068	(3,109)	1,179,837
State and political subdivisions	659,350	(95)	20,243	(1,255)	678,243
Other securities	21,765	(174)	866	(175)	22,282
Total AFS	$2,418,498	$(269)	$53,884	$(5,473)	$2,466,640

December 31, 2019
U.S. Treasury	$449,729	$—	$112	$(112)	$449,729
U.S. Government agencies	194,207	—	1,313	(1,271)	194,249
Mortgage-backed securities	1,738,584	—	8,510	(4,149)	1,742,945
State and political subdivisions	860,539	—	20,983	(998)	880,524
Other securities	20,092	—	822	(18)	20,896
Total AFS	$3,263,151	$—	$31,740	$(6,548)	$3,288,343

Accrued interest receivable on HTM and AFS securities at March 31, 2020 was $334,000 and $9.7 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of March 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$424,989	$(43)	$—	$—	$424,989	$(43)
U.S. Government agencies	—	—	58,056	(891)	58,056	(891)
Mortgage-backed securities	57,718	(1,318)	74,523	(1,791)	132,241	(3,109)
State and political subdivisions	24,813	(1,157)	425	(4)	25,238	(1,161)
Total AFS	$507,520	$(2,518)	$133,004	$(2,686)	$640,524	$(5,204)

As of March 31, 2020, the Company’s investment portfolio included $2.5 billion of AFS securities, of which $640.5 million, or 26.0% were in an unrealized loss position that are not deemed to have credit losses. The majority of these unrealized losses were related to the Company’s mortgage-backed securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political securities, specifically investments in insured fixed rate municipal bonds meaning issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Furthermore, the decline in fair value for each of the above AFS securities is attributable to the rates for those investments yielding less than current market rates. Management does not believe any of the securities are impaired due to reasons of credit quality. Management believes the declines in fair value for the securities are temporary. Management does not have the intent to sell the securities, and management believes it is more likely than not the Company will not have to sell the securities before recovery of their amortized cost basis.

Allowance for Credit Losses

All of the mortgage-backed securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Accordingly, no allowance for credit losses has been recorded for these securities.

Regarding securities issued by state and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal forecasts, (v) whether or not such securities provide insurance or other credit enhancement or pre-refunded by the issuers.

The following table details activity in the allowance for credit losses by investment security type for the three months ended March 31, 2020 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Held-to-Maturity
Balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	39	1	40
Balance, March 31, 2020	$97	$312	$409

Available-for-sale
Balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	44	174	218
Net increase (decrease) in allowance on previously impaired securities	(322)	—	(322)
Balance, March 31, 2020	$95	$174	$269

During the three months ended March 31, 2020, the provision for credit losses was reduced by $104,000 related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of March 31, 2020:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$2,111	$—	$—	$2,111	$—
Aa/AA	12,596	6,203	285	19,084	—
A	766	929	—	1,695	—
Not Rated	2,323	370	499	3,192	1,174
Total	$17,796	$7,502	$784	$26,082	$1,174

Historical loss rates associated with securities having similar grades as those in the Company’s portfolio have generally not been significant. Pre-refunded securities have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Securities with other credit enhancement or insurance continue to make timely principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for these securities as there is no current expectation of credit losses related to these securities.

Income earned on securities for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Taxable:
Held-to-maturity	$171	$438
Available-for-sale	12,581	11,520

Non-taxable:
Held-to-maturity	72	1,162
Available-for-sale	6,119	3,161
Total	$18,943	$16,281

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$4,543	$4,563	$437,199	$437,187
After one through five years	15,414	15,769	34,541	34,889
After five through ten years	7,299	7,594	108,605	109,611
After ten years	—	—	686,714	703,839
Securities not due on a single maturity date	27,121	27,788	1,150,878	1,179,837
Other securities (no maturity)	—	—	561	1,277
Total	$54,377	$55,714	$2,418,498	$2,466,640

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.74 billion at March 31, 2020 and $1.73 billion at December 31, 2019.

There were approximately $32.1 million of gross realized gains and $2,080 of gross realized losses from the sale of securities during the three months ended March 31, 2020. During the first quarter of 2020, the Company sold approximately $1.1 billion of investment securities to create additional liquidity. There were approximately $2.7 million of gross realized gains and no gross realized losses from the sale of securities during the three months ended March 31, 2019. The income tax expense/benefit related to security gain/losses was 26.135% of the gross amounts in 2020 and 2019.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Colorado Branch Sale

On February 10, 2020, the Company’s subsidiary bank, Simmons Bank, entered into a Branch Purchase and Assumption Agreement (the “First Western Agreement”) with First Western Trust Bank (“First Western”), a wholly-owned subsidiary of First Western Financial, Inc., pursuant to which First Western will purchase certain assets and assume certain liabilities (the “Colorado Branch Sale”) associated with four Simmons Bank locations in Denver, Englewood, Highlands Ranch, and Lone Tree, Colorado (collectively, the “Colorado Branches”).

Pursuant to the terms of the First Western Agreement, First Western has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, personal property and other fixed assets associated with the Colorado Branches. The combined loan and deposit balances of the Colorado Branches (excluding certain loans and deposits not subject to the Colorado Branch Sale) as of March 31, 2020, were approximately $114.9 million and $58.4 million, respectively.

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

The completion of the Colorado Branch Sale is subject to certain customary closing conditions. Subject to the satisfaction of such conditions, First Western and Simmons Bank expect to close the Colorado Branch Sale in the second quarter of 2020.

Texas Branch Sale

On December 20, 2019, the Company’s subsidiary bank, Simmons Bank, entered into a Branch Purchase and Assumption Agreement (the “Spirit Agreement”) with Spirit of Texas Bank, SSB (“Spirit”), a wholly-owned subsidiary of Spirit of Texas Bancshares, Inc.

On February 28, 2020, Spirit completed its purchase of certain assets and assumption of certain liabilities (“Texas Branch Sale”) associated with five Simmons Bank locations in Austin, San Antonio, and Tilden, Texas (collectively, the “Texas Branches”). Pursuant to the terms of the Spirit Agreement, Spirit assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, personal property and other fixed assets associated with the Texas Branches. The Company recognized a gain of $5.9 million on the sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2020, the Company’s loan portfolio was $14.37 billion, compared to $14.43 billion at December 31, 2019. The various categories of loans are summarized as follows:

(In thousands)	March 31, 2020	December 31, 2019
Consumer:
Credit cards	$188,596	$204,802
Other consumer	267,870	249,195
Total consumer	456,466	453,997
Real Estate:
Construction and development	2,024,118	2,248,673
Single family residential	2,343,543	2,414,753
Other commercial	6,466,104	6,358,514
Total real estate	10,833,765	11,021,940
Commercial:
Commercial	2,314,472	2,451,119
Agricultural	191,535	191,525
Total commercial	2,506,007	2,642,644
Other	578,039	307,123
Total loans	$14,374,277	$14,425,704

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $72.4 million and $91.6 million at March 31, 2020 and December 31, 2019, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $47.0 million and $48.9 million at March 31, 2020 and December 31, 2019, respectively, and is included in interest receivable on the consolidated balance sheets.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; providing an adequate allowance for credit losses by regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose and industry. The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.

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

Real estate – The real estate loan portfolio consists of construction and development loans, single family residential loans and commercial loans. Construction and development loans (“C&D”) and commercial real estate loans (“CRE”) can be particularly sensitive to valuation of real estate. Commercial real estate cycles are inevitable. The long planning and production process for new properties and rapid shifts in business conditions and employment create an inherent tension between supply and demand for commercial properties. While general economic trends often move individual markets in the same direction over time, the timing and magnitude of changes are determined by other forces unique to each market. CRE cycles tend to be local in nature and longer than other credit cycles. Factors influencing the CRE market are traditionally different from those affecting residential real estate markets; thereby making predictions for one market based on the other difficult. Additionally, submarkets within commercial real estate – such as office, industrial, apartment, retail and hotel – also experience different cycles, providing an opportunity to lower the overall risk through diversification across types of CRE loans.  Management realizes that local demand and supply conditions will also mean that different geographic areas will experience cycles of different amplitude and length. The Company monitors these loans closely.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

(In thousands)	March 31, 2020	December 31, 2019
Consumer:
Credit cards	$265	$382
Other consumer	2,111	1,705
Total consumer	2,376	2,087
Real estate:
Construction and development	6,604	5,289
Single family residential	30,829	27,695
Other commercial	36,428	16,582
Total real estate	73,861	49,566
Commercial:
Commercial	78,944	40,924
Agricultural	682	753
Total commercial	79,626	41,677
Total	$155,863	$93,330

Nonaccrual loans for which there is no related allowance for credit losses as of March 31, 2020 had an amortized cost of $22.4 million. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2020
Consumer:
Credit cards	$866	$325	$1,191	$187,405	$188,596	$115
Other consumer	4,540	1,131	5,671	262,199	267,870	—
Total consumer	5,406	1,456	6,862	449,604	456,466	115
Real estate:
Construction and development	2,713	5,013	7,726	2,016,392	2,024,118	—
Single family residential	31,236	15,246	46,482	2,297,061	2,343,543	321
Other commercial	23,524	10,673	34,197	6,431,907	6,466,104	1
Total real estate	57,473	30,932	88,405	10,745,360	10,833,765	322
Commercial:
Commercial	16,361	25,130	41,491	2,272,981	2,314,472	723
Agricultural	377	560	937	190,598	191,535	—
Total commercial	16,738	25,690	42,428	2,463,579	2,506,007	723
Other	—	—	—	578,039	578,039	—
Total	$79,617	$58,078	$137,695	$14,236,582	$14,374,277	$1,160

December 31, 2019
Consumer:
Credit cards	$848	$641	$1,489	$203,313	$204,802	$259
Other consumer	4,884	735	5,619	243,576	249,195	—
Total consumer	5,732	1,376	7,108	446,889	453,997	259
Real estate:
Construction and development	5,792	1,078	6,870	2,241,803	2,248,673	—
Single family residential	26,318	13,789	40,107	2,374,646	2,414,753	597
Other commercial	7,645	6,450	14,095	6,344,419	6,358,514	—
Total real estate	39,755	21,317	61,072	10,960,868	11,021,940	597
Commercial:
Commercial	10,579	13,551	24,130	2,426,989	2,451,119	—
Agricultural	1,223	456	1,679	189,846	191,525	—
Total commercial	11,802	14,007	25,809	2,616,835	2,642,644	—
Other	—	—	—	307,123	307,123	—
Total	$57,289	$36,700	$93,989	$14,331,715	$14,425,704	$856

The following table presents information pertaining to impaired loans as of December 31, 2019, in accordance with previous US GAAP prior to the adoption of ASU 2016-13.

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019						Three Months Ended March 31, 2019
Consumer:
Credit cards	$382	$382	$—	$382	$—	$317	$30
Other consumer	1,537	1,378	—	1,378	—	1,857	13
Total consumer	1,919	1,760	—	1,760	—	2,174	43
Real estate:
Construction and development	4,648	4,466	72	4,538	4	1,920	14
Single family residential	19,466	15,139	2,963	18,102	42	13,703	98
Other commercial	10,645	4,713	3,740	8,453	694	8,992	64
Total real estate	34,759	24,318	6,775	31,093	740	24,615	176
Commercial:
Commercial	53,436	6,582	28,998	35,580	5,007	20,739	148
Agricultural	525	383	116	499	—	1,147	8
Total commercial	53,961	6,965	29,114	36,079	5,007	21,886	156
Total	$90,639	$33,043	$35,889	$68,932	$5,747	$48,675	$375

When the Company restructures a loan to a borrower that is experiencing financial difficulty and grants a concession that it would not otherwise consider, a “troubled debt restructuring” (“TDR”) results and the Company classifies the loan as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. See discussion of the loans modified under the CARES Act in Note 24, Recent Events.

TDRs are individually evaluated for expected credit losses. The Company assesses the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determines if a specific allowance for credit losses is needed.

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
March 31, 2020
Real estate:
Construction and development	—	$—	1	$71	1	$71
Single-family residential	7	898	12	904	19	1,802
Other commercial	1	455	2	75	3	530
Total real estate	8	1,353	15	1,050	23	2,403
Commercial:
Commercial	4	2,757	3	73	7	2,830
Total commercial	4	2,757	3	73	7	2,830
Total	12	$4,110	18	$1,123	30	$5,233

December 31, 2019
Real estate:
Construction and development	—	$—	1	$72	1	$72
Single-family residential	7	1,151	12	671	19	1,822
Other commercial	1	476	2	80	3	556
Total real estate	8	1,627	15	823	23	2,450
Commercial:
Commercial	4	2,784	3	79	7	2,863
Total commercial	4	2,784	3	79	7	2,863
Total	12	$4,411	18	$902	30	$5,313

There were no loans restructured as TDRs during the three month periods ended March 31, 2020 or 2019.

There were no loans considered TDRs for which a payment default occurred during the three months ended March 31, 2020. There was one commercial loan considered a TDR for which a payment default occurred during the three months ended March 31, 2019. A charge-off of approximately $138,000 was recorded for this loan. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the three month periods ended March 31, 2020 or 2019. At March 31, 2020 and December 31, 2019, the Company had $5,301,000 and $5,789,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2020 and December 31, 2019, the Company had $2,672,000 and $4,458,000, respectively, of OREO secured by residential real estate properties.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial and real estate loans, (ii) the level of classified commercial and real estate loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions of the Company’s local markets.

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. A description of the general characteristics of the 8 risk ratings is as follows:

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

The Company monitors credit quality in the consumer portfolio by delinquency status. The delinquency status of loans is updated daily. A description of the delinquency credit quality indicators is as follows:

•	Current - Loans in this category are either current in payments or are under 30 days past due. These loans are considered to have a normal level of risk.

•	30-89 Days Past Due - Loans in this category are between 30 and 89 days past due and are subject to the Company’s loss mitigation process. These loans are considered to have a moderate level of risk.

•
90+ Days Past Due - Loans in this category are over 90 days past due and are placed on nonaccrual status. These loans have been subject to the Company’s loss mitigation process and foreclosure and/or charge-off proceedings have commenced.

The following table presents a summary of loans by credit quality indicator as of March 31, 2020 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020 (YTD)	2019	2018	2017	2016	2015 and Prior	Lines of Credit Amortized Cost Basis	Lines of Credit Converted to Term Loans Amortized Cost Basis	Total
March 31, 2020
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$866	$—	$866
90+ days past due	—	—	—	—	—	—	325	—	325
Total consumer - credit cards	—	—	—	—	—	—	1,191	—	1,191
Consumer - other
Delinquency:
30-89 days past due	47	1,109	636	1,188	1,182	251	128	—	4,541
90+ days past due	—	147	97	446	203	60	178	—	1,131
Total consumer - other	47	1,256	733	1,634	1,385	311	306	—	5,672
Real estate - C&D
Risk rating:
5 internal grade	—	45	19	1,957	21	—	—	—	2,042
6 internal grade	—	3,569	620	206	432	626	2,401	209	8,063
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - C&D	—	3,614	639	2,163	453	626	2,401	209	10,105
Real estate - SF residential
Delinquency:
30-89 days past due	33	4,672	6,168	4,648	5,010	8,233	2,471	—	31,235
90+ days past due	—	2,115	4,074	2,394	1,829	3,748	1,086	—	15,246
Total real estate - SF residential	33	6,787	10,242	7,042	6,839	11,981	3,557	—	46,481
Real estate - other commercial
Risk rating:
5 internal grade	1,037	23,628	2,116	985	4,845	3,379	12,477	—	48,467
6 internal grade	2,728	16,060	17,211	4,369	6,860	20,059	37,552	1,037	105,876
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	3,765	39,688	19,327	5,354	11,705	23,438	50,029	1,037	154,343
Commercial
Risk rating:
5 internal grade	—	209	14	270	407	77	25,418	—	26,395
6 internal grade	16	11,925	6,994	16,480	1,264	764	54,993	743	93,179
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial	16	12,134	7,008	16,750	1,671	841	80,411	743	119,574
Commercial - agriculture
Risk rating:
5 internal grade	—	67	—	25	12	—	17	—	121
6 internal grade	—	115	177	169	88	8	230	—	787
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	—	182	177	194	100	8	247	—	908
Total	$3,861	$63,661	$38,126	$33,137	$22,153	$37,205	$138,142	$1,989	$338,274

The following table presents a summary of loans by credit risk rating as of December 31, 2019 segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2019
Consumer:
Credit cards	$204,161	$—	$641	$—	$—	$204,802
Other consumer	247,668	—	2,026	—	—	249,694
Total consumer	451,829	—	2,667	—	—	454,496
Real estate:
Construction and development	2,229,019	70	7,735	—	37	2,236,861
Single family residential	2,394,284	6,049	41,601	130	—	2,442,064
Other commercial	6,068,425	69,745	67,429	—	—	6,205,599
Total real estate	10,691,728	75,864	116,765	130	37	10,884,524
Commercial:
Commercial	2,384,263	26,713	84,317	43	180	2,495,516
Agricultural	309,741	41	5,672	—	—	315,454
Total commercial	2,694,004	26,754	89,989	43	180	2,810,970
Other	275,714	—	—	—	—	275,714
Total	$14,113,275	$102,618	$209,421	$173	$217	$14,425,704
Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for the effective interest rate used to discount prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is based on the Company’s reasonable and supportable economic forecasts, historical loss experience, and other qualitative adjustments.

Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated into homogeneous segments for assessment. Reserve factors are based on estimated probability of default and loss given default for each segment. The estimates are determined based on economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical correlation with the historical loss experience of the segments. For contractual periods that extend beyond the one-year forecast period, the estimates revert to average historical loss experiences over a one-year period on a straight-line basis.

The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:

•
Changes in asset quality - Adjustments related to trending credit quality metrics including delinquency, nonperforming loans, charge-offs, and risk ratings that may not be fully accounted for in the reserve factor.

•	Changes in the nature and volume of the portfolio - Adjustments related to current changes in the loan portfolio that are not fully represented or accounted for in the reserve factors.

•
Changes in lending and loan monitoring policies and procedures - Adjustments related to current changes in lending and loan monitoring procedures as well as review of specific internal policy compliance metrics.

•
Change in the experience, ability, and depth of lending management and other relevant staff - Adjustments to measure increasing or decreasing credit risk related to lending and loan monitoring management.

•
Changes in the value of underlying collateral of collateralized loans - Adjustments related to improving or deterioration of the value of underlying collateral that are not fully captured in the reserve factors.

•	Changes in and the existence and effect of any concentrations of credit - Adjustments related to credit risk of specific industries that are not fully captured in the reserve factors.

•
Changes in regional and local economic and business conditions and developments - Adjustments related to expected and current economic conditions at a regional or local-level that are not fully captured within the Company’s reasonable and supportable forecast.

•	Data imprecisions due to limited historical loss data - Adjustments related to limited historical loss data that is representative of the collective loan portfolio.

Loans that do not share similar risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating or are classified as a troubled debt restructuring. The allowance for credit loss is determined based on several methods including estimating the fair value of the underlying collateral or the present value of expected cash flows.

For a collateral dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses as a specific allocation. If the loan is not collateral dependent, the measurement of loss is based on the difference between the expected and contractual future cash flows of the loan.

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $75.7 million as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
Construction and development	$3,078	$—	$—	$3,078
Single family residential	3,586	—	—	3,586
Other commercial real estate	16,984	—	—	16,984
Commercial	—	43,573	8,449	52,022
Total	$23,648	$43,573	$8,449	$75,670

The following table details activity in the allowance for credit losses by portfolio segment for loans for the three months ended March 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2020
Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	30,907	(12,158)	2,750	4,698	26,197
Charge-offs	(523)	(396)	(1,441)	(1,379)	(3,739)
Recoveries	347	101	225	443	1,116
Net charge-offs	(176)	(295)	(1,216)	(936)	(2,623)
Balance, March 31, 2020	$76,327	$141,022	$7,817	$18,029	$243,195

Activity in the allowance for credit losses for the three months ended March 31, 2019 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2019
Balance, beginning of period	$20,514	$29,838	$3,923	$2,419	$56,694
Provision for credit losses	1,874	5,307	898	1,206	9,285
Charge-offs	(3,152)	(417)	(1,142)	(1,553)	(6,264)
Recoveries	158	142	240	300	840
Net charge-offs	(2,994)	(275)	(902)	(1,253)	(5,424)
Balance, March 31, 2019	$19,394	$34,870	$3,919	$2,372	$60,555

A change in forecast methodology, as well as the composition of the loans resulted in a negative provision in the real estate-construction and development loan segment during the first quarter of 2020. Under the current stressed economic conditions, the Company’s forecast of expected losses in the construction and development segment no longer produced a forecast that was considered reasonable and supportable. As such, management adjusted the forecast methodology of this segment to better align with management’s expectation of loss under the modeled economic conditions. The other categories saw increases in the provision related to increased concern over the economic stresses related to COVID-19, as well as increased specific provisions of $22 million for two energy credits, previously identified as problem loans, both of which experienced further deterioration during the first quarter of 2020 and were negatively impacted by the sharp decline in commodity pricing.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of March 31, 2020 and December 31, 2019 was $29.4 million and $8.4 million, respectively. The increase from year end was due to the adoption of CECL. The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to the methodology for determining the allowance for credit losses. For the three months ended March 31, 2020 and 2019, net adjustments to the reserve for unfunded commitments were a benefit of $3.0 million and an expense of $300,000, respectively, and were included in other non-interest expense.

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. Right-of-use lease assets included in premises and equipment were $38.3 million and $40.7 million at March 31, 2020 and December 31, 2019, respectively. Lease liabilities included in other liabilities were $38.4 million and $40.9 million at March 31, 2020 and December 31, 2019, respectively.

Other information related to the Company’s operating leases is presented in the table below:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$3,200,500	$3,434,900
Weighted average remaining lease term	8.41 years	9.29 years
Weighted average discount rate	3.27%	3.46%

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at March 31, 2020 and December 31, 2019 were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Right-of-use lease assets	$38,345	$40,675
Premises and equipment:
Land	97,152	99,931
Buildings and improvements	307,324	309,290
Furniture, fixtures and equipment	102,342	99,343
Software	60,369	56,012
Construction in progress	7,285	6,998
Accumulated depreciation and amortization	(127,827)	(119,865)
Total premises and equipment, net	$484,990	$492,384
NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.065 billion at March 31, 2020 and $1.056 billion at December 31, 2019.

During 2019, the Company recorded $131.3 million and $78.5 million of goodwill as a result of its acquisitions of Landrum and Reliance, respectively. During the first quarter of 2020, goodwill increased $9.5 million related to the continued assessment of the fair value and assumed tax position of the Landrum acquisition.

Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2020 or the year ended December 31, 2019. During the first quarter 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of the economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment qualitative assessment and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill is not impaired.

Core deposit premiums represent the value of the relationships that acquired banks had with their deposit customers and are amortized over periods ranging from 10 years to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Other intangible assets represent the value of other acquired relationships, including relationships with trust and wealth management customers, and are being amortized over various periods ranging from 10 years to 15 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at March 31, 2020 and December 31, 2019 were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Core deposit premiums:
Balance, beginning of year	$111,808	$79,807
Acquisitions(1)	—	42,695
Disposition of intangible asset(2)	(1,841)	—
Amortization	(3,070)	(10,694)
Balance, end of period	106,897	111,808
Books of business and other intangibles:
Balance, beginning of year	15,532	11,527
Acquisitions(3)	—	5,116
Disposition of intangible asset	(413)	—
Amortization	(343)	(1,111)
Balance, end of period	14,776	15,532
Total other intangible assets, net	$121,673	$127,340

_________________________
(1)    Core deposit premiums of $24.3 million and $18.4 million were recorded during 2019 as part of the Landrum and Reliance acquisitions, respectively. See Note 2, Acquisitions, for additional information on acquisitions completed in 2019.
(2)    Consisting of an adjustment for the premium on certain deposit liabilities related to the sale of the Texas Branches.
(3)    The Company recorded $5.1 million during 2019 primarily related to the wealth management operations acquired from Landrum. See Note 2, Acquisitions, for additional information on acquisitions completed in 2019.

The carrying basis and accumulated amortization of the Company’s other intangible assets at March 31, 2020 and December 31, 2019 were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Core deposit premiums:
Gross carrying amount	$146,838	$148,679
Accumulated amortization	(39,941)	(36,871)
Core deposit premiums, net	106,897	111,808
Books of business and other intangibles:
Gross carrying amount	19,938	20,350
Accumulated amortization	(5,162)	(4,818)
Books of business and other intangibles, net	14,776	15,532
Total other intangible assets, net	$121,673	$127,340

The Company’s estimated remaining amortization expense on other intangible assets as of March 31, 2020 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2020	$10,120
	2021	13,436
	2022	13,384
	2023	13,101
	2024	12,199
	Thereafter	59,433
	Total	$121,673

NOTE 9: TIME DEPOSITS

Time deposits included approximately $2.14 billion and $2.15 billion of certificates of deposit of $100,000 or more, at March 31, 2020, and December 31, 2019, respectively. Of this total approximately $1.1 billion and $837.3 million of certificates of deposit were over $250,000 at March 31, 2020 and December 31, 2019, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Income taxes currently payable	$22,280	$10,317
Deferred income taxes	(1,586)	2,081
Provision for income taxes	$20,694	$12,398

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

(In thousands)	March 31, 2020	December 31, 2019
Deferred tax assets:
Loans acquired	$16,606	$20,783
Allowance for credit losses	60,678	16,732
Valuation of foreclosed assets	2,636	2,626
Tax NOLs from acquisition	17,467	18,118
Deferred compensation payable	2,866	2,750
Accrued equity and other compensation	5,914	6,677
Acquired securities	—	3,393
Right-of-use lease liability	9,646	10,221
Allowance for unfunded commitments	7,376	—
Other	5,414	7,886
Gross deferred tax assets	128,603	89,186
Deferred tax liabilities:
Goodwill and other intangible amortization	(40,378)	(41,221)
Accumulated depreciation	(36,731)	(36,554)
Right-of-use lease asset	(9,620)	(10,176)
Unrealized gain on available-for-sale securities	(11,725)	(3,720)
Deferred loan fees and costs	(2,994)	(3,018)
Acquired securities	(771)	—
Other	(5,332)	(4,633)
Gross deferred tax liabilities	(107,551)	(99,322)

Net deferred tax asset (liability)	$21,052	$(10,136)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Computed at the statutory rate (21%)	$20,560	$12,620
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2,063	1,345
Discrete items related to ASU 2016-09	26	(26)
Tax exempt interest income	(1,421)	(961)
Tax exempt earnings on BOLI	(319)	(179)
Federal tax credits	(1,034)	(729)
Other differences, net	819	328
Actual tax provision	$20,694	$12,398

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $80.9 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company, of which $49.5 million is related to the Reliance acquisition that closed during second quarter 2019. All of the acquired Reliance net operating losses are expected to be fully utilized by 2027, with the remaining acquired net operating loss carryforwards expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $334.1 million and $133.2 million at March 31, 2020 and December 31, 2019, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2020
Repurchase agreements:
U.S. Government agencies	$334,064	$—	$—	$—	$334,064

December 31, 2019
Repurchase agreements:
U.S. Government agencies	$133,220	$—	$—	$—	$133,220

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2020 and December 31, 2019 consisted of the following components:

(In thousands)	March 31, 2020	December 31, 2019
Other Borrowings
FHLB advances, net of discount, due 2020 to 2034, 0.23% to 7.37% secured by real estate loans	$1,362,295	$1,262,691
Other long-term debt	34,534	34,908
Total other borrowings	1,396,829	1,297,599

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,054	25,015
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,009	3,004
Other subordinated debentures, due 12/31/2036, floating rate of prime rate minus 1.1%, reset quarterly	5,927	5,927
Unamortized debt issuance costs	(2,916)	(3,008)
Total subordinated notes and debentures	388,396	388,260
Total other borrowings and subordinated debt	$1,785,225	$1,685,859

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month LIBOR rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness. The Notes qualify for Tier 2 capital treatment.

The Company assumed subordinated debt of $33.9 million in connection with the Landrum acquisition in October 2019.

At March 31, 2020, the Company had $1.35 billion of FHLB advances outstanding with original or expected maturities of one year or less, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at March 31, 2020 have maturity dates of ten years to fifteen years with lockout periods that have expired and, as a result, are considered and monitored by the Company as short-term advances. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

The Company had total FHLB advances of $1.36 billion at March 31, 2020, with approximately $2.1 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $5.4 billion at March 31, 2020.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at March 31, 2020. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at March 31, 2020, are as follows:

Year	(In thousands)
Remainder of 2020	$2,946
2021	3,016
2022	2,187
2023	2,366
2024	2,446
Thereafter	422,264
Total	$435,225

NOTE 13: CONTINGENT LIABILITIES

The Company and/or its subsidiaries have various unrelated legal proceedings, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

NOTE 14: CAPITAL STOCK

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

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares of common stock. On October 22, 2019, the Company announced a new stock repurchase program (“Program”) that replaced the stock repurchase program approved on July 23, 2012, under which the Company may repurchase up to $60,000,000 of its Class A common stock currently issued and outstanding. On March 5, 2020, the Company announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner).

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

During the three months ended March 31, 2020, the Company repurchased 4,922,336 shares at an average price of $18.96 under the Program. No shares have been repurchased since March 31, 2020. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company had no repurchases of its common stock during the three month period ended March 31, 2019.

NOTE 15: UNDIVIDED PROFITS

Simmons Bank is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At March 31, 2020, Simmons Bank had approximately $222.5 million available for payment of dividends to the Company, without prior regulatory approval.

The risk-based capital guidelines of the Federal Reserve Board and the Arkansas State Bank Department include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under the Basel III Rules effective January 1, 2015, the criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, 10% “total risk-based capital” ratio; and a 6.5% “common equity Tier 1 (CET1)” ratio.

The Company and its subsidiary bank, Simmons Bank, must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019). As of March 31, 2020, the Company and Simmons Bank met all capital adequacy requirements under the Basel III Capital Rules. The Company’s CET1 ratio was 11.10% at March 31, 2020.

NOTE 16: STOCK-BASED COMPENSATION

The Company’s Board of Directors has adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awards of stock appreciation rights, stock awards or units granted to directors, officers and other key employees.

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the three months ended March 31, 2020:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2020	692	$22.46	21	$23.19	1,152	$26.79
Granted	—	—	—	—	425	23.26
Stock options exercised	(1)	10.71	—	—	—	—
Stock awards/units vested (earned)	—	—	(4)	20.88	(351)	26.35
Forfeited/expired	—	—	—	—	(42)	27.01

Balance, March 31, 2020	691	$22.48	17	$23.75	1,184	$25.64

Exercisable, March 31, 2020	691	$22.48

The following table summarizes information about stock options under the plans outstanding at March 31, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	1.80	$9.46	1	$9.46
10.65	—	10.65	3	2.83	10.65	3	10.65
20.29	—	20.29	71	3.68	20.29	71	20.29
20.36	—	20.36	2	4.63	20.36	2	20.36
22.20	—	22.20	74	3.88	22.20	74	22.20
22.75	—	22.75	436	4.39	22.75	436	22.75
23.51	—	23.51	97	4.82	23.51	97	23.51
24.07	—	24.07	7	5.46	24.07	7	24.07
$9.46	—	$24.07	691	4.32	$22.48	691	$22.48

The table below summarizes the Company’s performance stock unit activity for the three months ended March 31, 2020:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2020	199
Granted	116
Vested (earned)	(80)
Forfeited	(11)
Non-vested, March 31, 2020	224

Stock-based compensation expense was $4,506,000 and $3,084,000 during the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2020. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $24,697,000 at March 31, 2020. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.2 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2020 was $33,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $18.40 as of March 31, 2020, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and March 31, 2019, was $8,000 and $6,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2020 and 2019.

NOTE 17: EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported net income available to common stockholders by weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing reported net income available to common stockholders by the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Net income available to common stockholders	$77,223	$47,695

Average common shares outstanding	112,888	92,520
Average potential dilutive common shares	249	351
Average diluted common shares	113,137	92,871

Basic earnings per share	$0.68	$0.52
Diluted earnings per share	$0.68	$0.51

There were 614,100 stock options excluded from the three months ended March 31, 2020 earnings per share calculation due to the average market price exceeding the related exercise prices. There were no stock options excluded from the earnings per share calculation for the three months ended March 31, 2019 due to the related exercise price exceeding the average market price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest paid	$39,388	$38,047
Income taxes paid (refunded)	92	(54)
Transfers of loans to foreclosed assets held for sale	508	569
Transfers of premises to foreclosed assets and other real estate owned	3,120	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	—	32,757
Transfers of loans to other assets held for sale	114,925	—
Transfers of deposits to other liabilities held for sale	58,405	—

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three months ended March 31, 2020 was $12.8 million which included the $5.9 million gain on the Texas Branch Sale. Other income for the three months ended March 31, 2019 was $4.2 million.

Other operating expenses consisted of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
Professional services	$5,829	$4,323
Postage	2,236	1,726
Telephone	2,185	1,619
Credit card expense	4,382	3,860
Marketing	4,385	3,057
Software and technology	6,415	4,496
Operating supplies	936	618
Amortization of intangibles	3,413	2,641
Branch right sizing expense	238	45
Other expense	8,769	7,677
Total other operating expenses	$38,788	$30,062

NOTE 20: CERTAIN TRANSACTIONS

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

NOTE 21: COMMITMENTS AND CREDIT RISK

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

At March 31, 2020, the Company had outstanding commitments to extend credit aggregating approximately $618,583,000 and $3,148,372,000 for credit card commitments and other loan commitments. At December 31, 2019, the Company had outstanding commitments to extend credit aggregating approximately $634,788,000 and $3,991,931,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $70,628,000 and $71,074,000 at March 31, 2020, and December 31, 2019, respectively, with terms ranging from 9 months to 15 years. At March 31, 2020 and December 31, 2019, the Company had no deferred revenue under standby letter of credit agreements.

NOTE 22: FAIR VALUE MEASUREMENTS

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

Other assets and other liabilities held for sale – The Company’s other assets and other liabilities held for sale are reported at fair value utilizing Level 3 inputs. See Note 4, Other Assets and Other Liabilities Held for Sale.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Available-for-sale securities
U.S. Treasury	$424,989	$424,989	$—	$—
U.S. Government agencies	161,289	—	161,289	—
Mortgage-backed securities	1,179,837	—	1,179,837	—
State and political subdivisions	678,243	—	678,243	—
Other securities	22,282	—	22,282	—
Other assets held for sale	115,315	—	—	115,315
Derivative asset	42,102	—	42,102	—
Other liabilities held for sale	(58,405)	—	—	(58,405)
Derivative liability	(42,482)	—	(42,482)	—

December 31, 2019
Available-for-sale securities
U.S. Treasury	$449,729	$449,729	$—	$—
U.S. Government agencies	194,249	—	194,249	—
Mortgage-backed securities	1,742,945	—	1,742,945	—
States and political subdivisions	880,524	—	880,524	—
Other securities	20,896	—	20,896	—
Other assets held for sale	260,332	—	—	260,332
Derivative asset	14,903	—	14,903	—
Other liabilities held for sale	(159,853)	—	—	(159,853)
Derivative liability	(12,650)	—	(12,650)	—

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Financial assets and liabilities measured at fair value on a nonrecurring basis include the following:

Individually assessed loans (collateral-dependent) – When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent on the liquidation of underlying collateral, the relationship is deemed collateral-dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations.

Foreclosed assets and other real estate owned – Foreclosed assets and other real estate owned are reported at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets and other real estate owned is estimated using Level 3 inputs based on unobservable market data.

The significant unobservable inputs (Level 3) used in the fair value measurement of collateral for collateral-dependent loans and foreclosed assets primarily relate to the specialized discounting criteria applied to the borrower’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the collateral, as well as other factors which may affect the collectability of the loan. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future. As the Company’s primary objective in the event of default would be to liquidate the collateral to settle the outstanding balance of the loan, collateral that is less marketable would receive a larger discount.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2020 and December 31, 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$38,901	$—	$—	$38,901
Foreclosed assets and other real estate owned (1)	2,050	—	—	2,050

December 31, 2019
Individually assessed loans (1) (2) (collateral-dependent)	$49,190	$—	$—	$49,190
Foreclosed assets and other real estate owned (1)	18,798	—	—	18,798
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $27,131,000 and $1,297,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2020 and December 31, 2019, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial assets:
Cash and cash equivalents	$1,737,199	$1,737,199	$—	$—	$1,737,199
Interest bearing balances due from banks - time	4,309	—	4,309	—	4,309
Held-to-maturity securities	53,968	—	55,714	—	55,714
Mortgage loans held for sale	49,984	—	—	49,984	49,984
Interest receivable	57,039	—	57,039	—	57,039
Loans, net	14,131,082	—	—	14,160,286	14,160,286

Financial liabilities:
Non-interest bearing transaction accounts	3,572,244	—	3,572,244	—	3,572,244
Interest bearing transaction accounts and savings deposits	8,840,678	—	8,840,678	—	8,840,678
Time deposits	3,146,811	—	—	3,163,694	3,163,694
Federal funds purchased and securities sold under agreements to repurchase	377,859	—	377,859	—	377,859
Other borrowings	1,396,829	—	1,411,137	—	1,411,137
Subordinated notes and debentures	388,396	—	407,301	—	407,301
Interest payable	15,258	—	15,258	—	15,258

December 31, 2019
Financial assets:
Cash and cash equivalents	$996,623	$996,623	$—	$—	$996,623
Interest bearing balances due from banks - time	4,554	—	4,554	—	4,554
Held-to-maturity securities	40,927	—	41,855	—	41,855
Mortgage loans held for sale	58,102	—	—	58,102	58,102
Interest receivable	62,707	—	62,707	—	62,707
Loans, net	14,357,460	—	—	14,290,188	14,290,188

Financial liabilities:
Non-interest bearing transaction accounts	3,741,093	—	3,741,093	—	3,741,093
Interest bearing transaction accounts and savings deposits	9,090,878	—	9,090,878	—	9,090,878
Time deposits	3,276,969	—	—	3,270,333	3,270,333
Federal funds purchased and securities sold under agreements to repurchase	150,145	—	150,145	—	150,145
Other borrowings	1,297,599	—	1,298,011	—	1,298,011
Subordinated debentures	388,260	—	397,088	—	397,088
Interest payable	12,898	—	12,898	—	12,898

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

NOTE 23: DERIVATIVE INSTRUMENTS

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

The Company has entered into interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or Prime rate to a fixed rate for the customer. The Company has entered into offsetting agreements with dealer counterparties. The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	March 31, 2020		December 31, 2019
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$440,119	$42,102	$401,969	$14,903
Derivative liabilities	449,613	42,482	387,075	12,650

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $52.7 million as of March 31, 2020.

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

The outstanding notional value as of March 31, 2020 for energy hedging Customer Sell to Company swaps were $10.7 million and the corresponding Company Sell to Dealer swaps were $10.7 million and the corresponding net fair value of the derivative asset and derivative liability was $531,400.

NOTE 24: RECENT EVENTS

The coronavirus (COVID-19) pandemic has placed significant health, economic and other major pressure on the communities the Company serves, the United States and the entire world. In March 2020, Congress passed the CARES Act, which is designed to provide comprehensive relief to individuals and businesses following the unprecedented impact of the COVID-19 pandemic. The Company has implemented a number of procedures in response to the pandemic to support the safety and well being of its employees, customers and shareholders that continue through the date of filing this report. Some of the newly implemented procedures include:

•
Addressing the safety of the Company’s 240 branches, following local, state, and federal guidelines. In March, the Company announced the temporary closure of 52 branches and is focusing on the enhanced digital banking experience;

•	Holding regular executive and pandemic task force meetings to address issues that change rapidly;

•	Implementing business continuity plans to help ensure that customers have adequate access to banking services;

•
Providing extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days or more past due at December 31, 2019. Through May 5, 2020, the Company has completed or is in the process of modifying more than 4,300 loans totaling over $3.2 billion; and

•
Participating in both appropriations of the CARES Act Paycheck Protection Program (“PPP”) that provides 100% federally guaranteed loans for small businesses to cover up to eight weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions during this crisis. Through May 5, 2020, the Company has completed over 7,600 applications and funded over $978 million of such loans.

The Company continues to closely monitor this pandemic and expects to make future changes to respond to the pandemic as this situation continues to evolve. Further economic downturns accompanying this pandemic could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of March 31, 2020, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

Emphasis of Matter

As discussed in Notes 1 and 5 to the condensed consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of Topic 326.

 /s/ BKD, LLP

Little Rock, Arkansas
May 7, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended March 31, 2020 was $77.2 million, or $0.68 diluted earnings per share, increases of $29.5 million and $0.17, respectively, compared to the first quarter of 2019. Included in both first quarter 2020 and 2019 results were non-core items related to our acquisitions and branch right sizing initiatives, and with respect to our 2019 results only, early retirement program expenses. Also included in our 2020 results is the gain associated with the Texas Branch Sale. Excluding all non-core items, core earnings for the three months ended March 31, 2020 were $73.8 million, or $0.65 core diluted earnings per share, compared to $49.1 million, or $0.53 core diluted earnings per share for the three months ended March 31, 2019. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

We completed the acquisition of The Landrum Company, including its wholly-owned bank subsidiary, Landmark Bank, in October 2019. The systems conversion of Landmark Bank was completed during February 2020. See Note 2, Acquisitions, in the accompanying Condensed Notes to Consolidated Financial Statements for additional information related to this acquisition.

On February 28, 2020, we completed the Texas Branch Sale of five Simmons Bank locations in Austin, San Antonio and Tilden, Texas. The Company recognized a gain of $5.9 million on the sale. Also in February, we announced the Colorado Branch Sale agreement to sell four Simmons Bank locations in Denver, Englewood, Highlands Ranch and Lone Tree, Colorado. The transaction is expected to close in the second quarter of 2020.

Stockholders’ equity as of March 31, 2020 was $2.8 billion, book value per share was $26.11 and tangible book value per share was $15.22. Our ratio of common stockholders’ equity to total assets was 13.65% and the ratio of tangible common stockholders’ equity to tangible assets was 8.4% at March 31, 2020. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures. The Company’s Tier I leverage ratio of 9.0%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans were $14.374 billion at March 31, 2020, compared to $14.426 billion at December 31, 2019 and $11.742 billion at March 31, 2019. During the quarter we reclassified to other assets held for sale $114.9 million in loan balances associated with the Colorado Branch Sale.

At March 31, 2020, the allowance for credit losses on loans was $243.2 million. We adopted the new credit loss methodology, CECL, on January 1, 2020. Upon adoption, we recorded an additional allowance for credit losses of approximately $151.4 million, an adjustment to the reserve for unfunded commitments of $24.0 million, and a related $128.1 million adjustment to retained earnings net of taxes.

Simmons First National Corporation is an Arkansas-based financial holding company that, as of March 31, 2020, has approximately $20.8 billion in consolidated assets and, through its subsidiaries, conducts financial operations throughout Arkansas, Colorado, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

COVID-19 Impact

As discussed in Note 24, Recent Events, in the accompanying Condensed Notes to the Consolidated Financial Statements, we have been actively managing our response to the unfolding COVID-19 pandemic. During the quarter, we sold approximately $1.1 billion in securities to increase liquidity in response to potential customer withdrawals of deposits as well as for anticipated funding of PPP loans. As of April 30, 2020, the Company has approximately $6.1 billion in liquidity sources and is well capitalized, which management believes has allowed us to approach the crisis from a position of strength.

We are dedicated to supporting our customers and communities throughout this period of uncertainty. As a show of this support, we have:

•	Donated masks, gloves and hand sanitizers to healthcare facilities, police and a community group delivering meals.

•	Sponsored a live streaming concert from Simmons Bank Arena to benefit the Feeding America food banks and the Hunger Relief Alliance, raising over $30,000.

•	Donated over $75,000 to various community support groups throughout our footprint to be used for COVID-19 response.

•	Delivered food and care packages to support police, firefighters, emergency responders and healthcare workers.

We are very proud of our team and their demonstration of our community banking values during these trying times. We have strong liquidity and capital that we believe will assist Simmons once again in weathering critical economic times. The diversification in our risk profile and our conservative risk appetite has helped to accommodate the needs of the communities we serve while providing value to our shareholders.

Further economic downturns accompanying this pandemic could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

CRITICAL ACCOUNTING POLICIES

Overview

We follow accounting and reporting policies that conform, in all material respects, to US GAAP and to general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for credit losses, (b) acquisition accounting and valuation of loans, (c) the valuation of goodwill and the useful lives applied to intangible assets, (d) the valuation of stock-based compensation plans and (e) income taxes.

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. Our allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is based on our reasonable and supportable economic forecasts, historical loss experience, and other qualitative adjustments. For further information see the section Allowance for Credit Losses below.

Our evaluation of the allowance for credit losses is inherently subjective as it requires material estimates. The actual amounts of credit losses realized in the near term could differ from the amounts estimated in arriving at the allowance for credit losses reported in the financial statements. On January 1, 2020, the Company adopted the new CECL methodology. See Note 1, Preparation of Interim Financial Statements, in the accompanying Condensed Notes to Consolidated Financial Statements for additional information.

Acquisition Accounting, Loans

We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. Our historical acquisitions all occurred under previous US GAAP prior to our adoption of CECL. No allowance for loan losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

During the first quarter 2020, our share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of the economic decline, the effect on our share price and other factors, we performed an interim goodwill impairment qualitative assessment and concluded that it is more likely-than-not that the fair value of our goodwill continues to exceed its carrying value and therefore, goodwill is not impaired.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 16, Stock Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

NET INTEREST INCOME

Overview

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of non-interest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135%.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 40% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 55% of our loans and 74% of our time deposits will reprice in the next year.

Net Interest Income

For the three month period ended March 31, 2020, net interest income on a fully taxable equivalent basis was $169.8 million, an increase of $32.2 million, or 23.4%, over the same period in 2019. The increase in net interest income was the result of a $31.9 million increase in interest income coupled with a $342,000 decrease in interest expense.

The increase in interest income primarily resulted from a $28.2 million increase in interest income on loans and an increase of $3.3 million in interest income on investment securities. The increase in loan volume during the first three months of 2020 generated $37.0 million of additional interest income, primarily from our Landrum and Reliance acquisitions completed during 2019, while a 34 basis point decline in yield resulted in an $8.8 million decrease in interest income.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the three months ended March 31, 2020 and 2019, interest income included $11.8 million and $6.7 million, respectively, for the yield accretion recognized on loans acquired.

The $342,000 decrease in interest expense is mostly due to the decrease in our deposit account rates and our FHLB borrowing rates. Interest expense decreased $6.3 million due to the decrease in yield of 28 basis points on interest-bearing deposit accounts and $2.4 million due to the decrease in yield of 76 basis points on FHLB borrowings. These decreases were partially offset by an increase of $6.8 million in deposit growth primarily due to the 2019 acquisitions.

Net Interest Margin

Our net interest margin decreased 18 basis points to 3.68% for the three month period ended March 31, 2020, when compared to 3.86% for the same period in 2019. Normalized for all accretion, our core net interest margin at March 31, 2020 and 2019 was 3.42% and 3.68%, respectively.

During March 2020, the Federal Open Market Committee (“FOMC”) of the Federal Reserve substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. Because our interest bearing deposits will reprice more quickly in response to the substantial interest rate cuts in March 2020 than we can manage the rate decrease in our variable rate loan portfolio also caused by such cuts, we expect continued pressure on the net interest margin for the remainder of 2020.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2020 and 2019, respectively, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2020 versus March 31, 2019.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest income	$209,231	$178,085
FTE adjustment	2,305	1,601
Interest income – FTE	211,536	179,686
Interest expense	41,748	42,090
Net interest income – FTE	$169,788	$137,596

Yield on earning assets – FTE	4.58%	5.05%
Cost of interest bearing liabilities	1.18%	1.52%
Net interest spread – FTE	3.40%	3.53%
Net interest margin – FTE	3.68%	3.86%

Table 2:  Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
(In thousands)	2020 vs. 2019
Increase due to change in earning assets	$45,103
Decrease due to change in earning asset yields	(13,253)
Decrease due to change in interest bearing liabilities	(8,191)
Increase due to change in interest rates paid on interest bearing liabilities	8,533
Increase in net interest income	$32,192

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2020 and 2019. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3:  Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended March 31,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$764,639	$2,441	1.28	$394,462	$2,154	2.21
Investment securities - taxable	2,324,188	12,752	2.21	1,725,568	11,958	2.81
Investment securities - non-taxable	900,223	8,315	3.71	590,941	5,834	4.00
Mortgage loans held for sale	43,588	281	2.59	17,733	210	4.80
Loans	14,548,853	187,747	5.19	11,711,387	159,530	5.52
Total interest earning assets	18,581,491	211,536	4.58	14,440,091	179,686	5.05
Non-earning assets	2,338,732			1,862,106
Total assets	$20,920,223			$16,302,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$9,005,701	$17,954	0.80	$6,749,032	$18,430	1.11
Time deposits	3,150,909	13,323	1.70	2,781,592	12,320	1.80
Total interest bearing deposits	12,156,610	31,277	1.03	9,530,624	30,750	1.31
Federal funds purchased and securities sold under agreements to repurchase	330,902	759	0.92	109,302	136	0.50
Other borrowings	1,320,245	4,877	1.49	1,224,255	6,793	2.25
Subordinated debt and debentures	388,330	4,835	5.01	353,996	4,411	5.05
Total interest bearing liabilities	14,196,087	41,748	1.18	11,218,177	42,090	1.52

Non-interest bearing liabilities:
Non-interest bearing deposits	3,602,678			2,707,715
Other liabilities	251,514			127,407
Total liabilities	18,050,279			14,053,299
Stockholders’ equity	2,869,944			2,248,898
Total liabilities and stockholders’ equity	$20,920,223			$16,302,197
Net interest spread			3.40			3.53
Net interest margin		$169,788	3.68		$137,596	3.86

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2020, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4:  Volume/Rate Analysis

	Three Months Ended March 31,
	2020 vs. 2019
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$1,439	$(1,152)	$287
Investment securities - taxable	3,608	(2,814)	794
Investment securities - non-taxable	2,878	(397)	2,481
Mortgage loans held for sale	199	(128)	71
Loans	36,979	(8,762)	28,217
Total	45,103	(13,253)	31,850

Interest expense:
Interest bearing transaction and savings accounts	5,242	(5,718)	(476)
Time deposits	1,581	(578)	1,003
Federal funds purchased and securities sold under agreements to repurchase	441	182	623
Other borrowings	499	(2,415)	(1,916)
Subordinated notes and debentures	428	(4)	424
Total	8,191	(8,533)	(342)
Increase (decrease) in net interest income	$36,912	$(4,720)	$32,192
PROVISION FOR CREDIT LOSSES

The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings in order to maintain the allowance for credit losses at a level considered appropriate in relation to the estimated lifetime risk inherent in the loan portfolio. The level of provision to the allowance is based on management’s judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, assessment of current economic conditions, past due and non-performing loans and historical net credit loss experience. It is management’s practice to review the allowance on a monthly basis and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for credit losses for the three month period ended March 31, 2020, was $26.1 million, compared to $9.3 million for the three month period ended March 31, 2019, an increase of $16.8 million. The increase was primarily driven by two energy credits, previously identified as problem loans, experienced further deterioration during the first quarter of 2020 and were negatively impacted by the sharp decline in commodity pricing, resulting in a provision of $22.0 million during the quarter. The remainder of the provision was related to the economic impact of the COVID-19 pandemic that is incorporated in the Company’s allowance for credit losses.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended March 31, 2020, total non-interest income was $82.4 million, an increase of approximately $47.6 million, compared to the first three months of 2019, primarily due to the incremental gains on the sale of investment securities. During the first quarter of 2020, we sold approximately $1.1 billion of investment securities resulting in a net gain of $32.1 million. The majority of the investment securities were sold in March 2020, in response to the unfolding events of the COVID-19 pandemic, as we focused on the creation of additional liquidity and strengthening our balance sheet. We intend to use the additional liquidity to fund our PPP loans during the second quarter 2020, among other potential uses. We plan to reinvest back into our investment portfolio when the PPP loans are repaid, subject to economic conditions and other concerns at such time. Additionally, the gain on sale from the Texas Branch Sale of $5.9 million contributed to the increase during 2020.

Table 5 shows non-interest income for the three month periods ended March 31, 2020 and 2019, respectively, as well as changes in 2020 from 2019.

Table 5:  Non-Interest Income

	Three Months Ended March 31,		2020 Change from
(Dollars in thousands)	2020	2019	2019
Trust income	$7,151	$5,708	$1,443	25.3%
Service charges on deposit accounts	13,328	10,068	3,260	32.4
Other service charges and fees	1,588	1,289	299	23.2
Mortgage lending income	5,046	2,823	2,223	78.8
SBA lending income	296	497	(201)	(40.4)
Investment banking income	877	618	259	41.9
Debit and credit card fees	7,914	6,098	1,816	29.8
Bank owned life insurance income	1,298	795	503	63.3
Gain (loss) on sale of securities, net	32,095	2,740	29,355	*
Gain on sale of banking operations, net	5,889	—	5,889	*
Other income	6,912	4,156	2,756	66.3
Total non-interest income	$82,394	$34,792	$47,602	136.8%
_____________________________
*    Not meaningful

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended March 31, 2020, was $30.0 million, an increase of $6.8 million from the same period in 2019, primarily the result of the 2019 mergers of Landrum and Reliance.

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

Non-interest expense for the three months ended March 31, 2020 was $125.8 million, an increase of $24.4 million, or 24.1%, from the same period in 2019. Normalizing for the non-core costs, non-interest expense for the three months ended March 31, 2020 increased $25.0 million, or 25.1%, from the same period in 2019, primarily due to the incremental operating expenses from the 2019 mergers. Also, our Next Generation Banking (“NGB”) technology initiative is well underway and the incremental software and technology expenditures of $1.9 million during the first three months of 2020 were primarily related to this initiative.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2020 and 2019, respectively, as well as changes in 2020 from 2019.

Table 6:  Non-Interest Expense

	Three Months Ended March 31,		2020 Change from
(Dollars in thousands)	2020	2019	2019
Salaries and employee benefits	$67,924	$56,012	$11,912	21.3%
Early retirement program	—	355	(355)	(100.0)
Occupancy expense, net	9,510	7,475	2,035	27.2
Furniture and equipment expense	5,723	3,358	2,365	70.4
Other real estate and foreclosure expense	325	637	(312)	(49.0)
Deposit insurance	2,475	2,040	435	21.3
Merger related costs	1,068	1,470	(402)	(27.4)
Other operating expenses:
Professional services	5,829	4,323	1,506	34.8
Postage	2,236	1,726	510	29.6
Telephone	2,185	1,619	566	35.0
Credit card expenses	4,382	3,860	522	13.5
Marketing	4,385	3,057	1,328	43.4
Software and technology	6,415	4,496	1,919	42.7
Operating supplies	936	618	318	51.5
Amortization of intangibles	3,413	2,641	772	29.2
Branch right sizing expense	238	45	193	*
Other expense	8,769	7,677	1,092	14.2
Total non-interest expense	$125,813	$101,409	$24,404	24.1%
_____________________________
*    Not meaningful

LOAN PORTFOLIO

Our loan portfolio averaged $14.55 billion and $11.71 billion during the first three months of 2020 and 2019, respectively. As of March 31, 2020, total loans were $14.37 billion, a decrease of $51.4 million from December 31, 2019. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

We seek to manage our credit risk by diversifying our loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral, obtaining and monitoring collateral, providing an appropriate allowance for credit losses and regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose, industry and geographic region. We seek to use diversification within the loan portfolio to reduce credit risk, thereby minimizing the adverse impact on the portfolio, if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default. We use the allowance for credit losses as a method to value the loan portfolio at its estimated collectible amount. Loans are regularly reviewed to facilitate the identification and monitoring of deteriorating credits.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7:  Loan Portfolio

(In thousands)	March 31, 2020	December 31, 2019
Consumer:
Credit cards	$188,596	$204,802
Other consumer	267,870	249,195
Total consumer	456,466	453,997
Real estate:
Construction and development	2,024,118	2,248,673
Single family residential	2,343,543	2,414,753
Other commercial	6,466,104	6,358,514
Total real estate	10,833,765	11,021,940
Commercial:
Commercial	2,314,472	2,451,119
Agricultural	191,535	191,525
Total commercial	2,506,007	2,642,644
Other	578,039	307,123
Total loans before allowance for credit losses	$14,374,277	$14,425,704

Consumer loans consist of credit card loans and other consumer loans.  Consumer loans were $456.5 million at March 31, 2020, or 3.2% of total loans, compared to $454.0 million, or 3.1% of total loans at December 31, 2019. The increase in consumer loans from December 31, 2019, to March 31, 2020, was primarily due to growth in direct consumer loans partially offset by a decline in our credit card portfolio.

Real estate loans consist of construction and development (“C&D”) loans, single-family residential loans and commercial real estate loans. Real estate loans were $10.83 billion at March 31, 2020, or 75.4% of total loans, compared to $11.02 billion, or 76.4%, of total loans at December 31, 2019, a decrease of $188.2 million, or 1.7%. Our C&D loans decreased by $224.6 million, or 10.0%, single family residential loans decreased by $71.2 million, or 2.9%, and commercial real estate (“CRE”) loans increased by $107.6 million, or 1.7%. Real estate loans declined by $104.6 million due to the reclassification of loans to assets held for sale related to the Colorado Branch Sale.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.51 billion at March 31, 2020, or 17.4% of total loans, compared to $2.64 billion, or 18.3% of total loans at December 31, 2019, a decrease of $136.6 million, or 5.2%, that is mostly in our non-agricultural commercial loan portfolio. Commercial loans declined by $10.2 million due to the Colorado Branch Sale reclassification.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume surged in March 2020 leading to an increase of $270.9 million in other loans primarily from mortgage warehouse lines of credit.

ASSET QUALITY

Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.

Non-performing loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. The subsidiary bank recognizes income principally on the accrual basis of accounting. When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for credit losses.

When credit card loans reach 90 days past due and there are attachable assets, the accounts are considered for litigation. Credit card loans are generally charged off when payment of interest or principal exceeds 150 days past due. The credit card recovery group pursues account holders until it is determined, on a case-by-case basis, to be uncollectible.

Total non-performing assets increased $67.4 million from December 31, 2019 to March 31, 2020. Nonaccrual loans increased by $65.0 million during the period and foreclosed assets held for sale and other real estate owned increased by $1.7 million. The nonaccrual loan increase was primarily due to two energy portfolio loans that became reportable as non-performing loans during the quarter. The increase in foreclosed assets held for sale and other real estate owned was primarily due to the closure of six branches in conjunction with the February 2020 system conversion of Landmark Bank into Simmons Bank. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.89% at March 31, 2020, compared to 0.56% at December 31, 2019.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance remained flat at $5.2 million at March 31, 2020, compared to $5.3 million at December 31, 2019. The majority of our TDR balance remains in the commercial portfolio with the largest balance comprised of four relationships.

TDRs are individually evaluated for expected credit losses. We assess the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determine if a specific allowance for credit losses is needed.

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. See discussion of the loans modified under the CARES Act in Note 24, Recent Events in the accompanying Condensed Notes to the Consolidated Financial Statements.

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.69% as of March 31, 2020. Non-performing loans equaled 1.10% of total loans. Non-performing assets were 0.87% of total assets, a 34 basis point increase from December 31, 2019. The allowance for credit losses was 154% of non-performing loans. Our annualized net charge-offs to total loans for the first three months of 2020 was 0.07%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.04%. Annualized net credit card charge-offs to total credit card loans were 2.26%, compared to 1.86% during the full year 2019, and 139 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale.

Table 9:  Non-performing Assets

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans (1)	$156,746	$91,723
Loans past due 90 days or more (principal or interest payments)	1,305	855
Total non-performing loans	158,051	92,578
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	20,805	19,121
Other non-performing assets	2,169	1,964
Total other non-performing assets	22,974	21,085
Total non-performing assets	$181,025	$113,663

Performing TDRs	$4,110	$4,411
Allowance for credit losses to non-performing loans	154%	74%
Non-performing loans to total loans	1.10%	0.64%
Non-performing assets (including performing TDRs) to total assets	0.89%	0.56%
Non-performing assets to total assets	0.87%	0.53%
_______________________________________

(1)	Includes nonaccrual TDRs of approximately $1.1 million at March 31, 2020 and $902,000 at December 31, 2019.

There was no interest income on nonaccrual loans recorded for the three month periods ended March 31, 2020 and 2019.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations.

Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated into homogeneous segments for assessment. Reserve factors are based on estimated probability of default and loss given default for each segment. The estimates are determined based on economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical correlation with the historical loss experience of the segments. For contractual periods that extend beyond the one-year forecast period, the estimates revert to average historical loss experiences over a one-year period on a straight-line basis.

We also include qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:

•
Changes in asset quality - Adjustments related to trending credit quality metrics including delinquency, nonperforming loans, charge-offs, and risk ratings that may not be fully accounted for in the reserve factor.

•	Changes in the nature and volume of the portfolio - Adjustments related to current changes in the loan portfolio that are not fully represented or accounted for in the reserve factors.

•
Changes in lending and loan monitoring policies and procedures - Adjustments related to current changes in lending and loan monitoring procedures as well as review of specific internal policy compliance metrics.

•
Change in the experience, ability, and depth of lending management and other relevant staff - Adjustments to measure increasing or decreasing credit risk related to lending and loan monitoring management.

•
Changes in the value of underlying collateral of collateralized loans - Adjustments related to improving or deterioration of the value of underlying collateral that are not fully captured in the reserve factors.

•	Changes in and the existence and effect of any concentrations of credit - Adjustments related to credit risk of specific industries that are not fully captured in the reserve factors.

•
Changes in regional and local economic and business conditions and developments - Adjustments related to expected and current economic conditions at a regional or local-level that are not fully captured within our reasonable and supportable forecast.

•	Data imprecisions due to limited historical loss data - Adjustments related to limited historical loss data that is representative of the collective loan portfolio.

Loans that do not share similar risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating or that are classified as a TDR. The allowance for credit loss is determined based on several methods including estimating the fair value of the underlying collateral or the present value of expected cash flows.

An analysis of the allowance for credit losses for loans is shown in Table 10.

Table 10:  Allowance for Credit Losses

(In thousands)	2020	2019
Balance, beginning of year	$68,244	$56,694

Impact of CECL adoption	151,377	—
Loans charged off:
Credit card	1,441	1,142
Other consumer	1,379	1,553
Real estate	396	417
Commercial	523	3,152
Total loans charged off	3,739	6,264
Recoveries of loans previously charged off:
Credit card	225	240
Other consumer	443	300
Real estate	101	142
Commercial	347	158
Total recoveries	1,116	840
Net loans charged off	2,623	5,424
Provision for credit losses	26,197	9,285
Balance, March 31	$243,195	$60,555

Loans charged off:
Credit card		3,443
Other consumer		3,454
Real estate		3,475
Commercial		20,200
Total loans charged off		30,572
Recoveries of loans previously charged off:
Credit card		781
Other consumer		2,057
Real estate		359
Commercial		1,109
Total recoveries		4,306
Net loans charged off		26,266
Provision for credit losses		33,955
Balance, end of year		$68,244

Provision for Credit Losses

The amount of provision added to the allowance during the three months ended March 31, 2020 and 2019, and for the year ended December 31, 2019, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of March 31, 2020, the allowance for credit losses reflected an increase of approximately $175.0 million from December 31, 2019, while loans decreased by $51.4 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. However, during the first quarter 2020, we recorded an additional allowance for credit losses of approximately $151.4 million due to the adoption of CECL.

The significant impact to the allowance for credit losses at the date of adoption was driven by the substantial amount of loans acquired held by the Company. We had approximately one third of total loans categorized as acquired at the adoption date with very little reserve allocated to them due to the previous incurred loss impairment methodology. As such, the amount of the CECL adoption impact was greater on the Company when compared to a non-acquisitive bank.

The remaining increase in the allowance for credit losses during the quarter was predominately related to the two energy credits previously discussed in Provision for Credit Losses.

The following table sets forth the sum of the amounts of the allowance for credit losses attributable to individual loans within each category, or loan categories in general. The table also reflects the percentage of loans in each category to the total loan portfolio for each of the periods indicated. The allowance for credit losses by loan category is determined by i) our estimated reserve factors by category including applicable qualitative adjustments and ii) any specific allowance allocations that are identified on individually evaluated loans. The amounts shown are not necessarily indicative of the actual future losses that may occur within individual categories.

Table 11:  Allocation of Allowance for Credit Losses

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$7,817	1.3%	$4,051	1.4%
Other consumer	16,882	1.9%	1,998	1.7%
Real estate	141,022	75.4%	39,161	76.5%
Commercial	76,327	17.4%	22,863	18.3%
Other	1,147	4.0%	171	2.1%
Total	$243,195	100.0%	$68,244	100.0%

_______________________________________

(1)	Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 240 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of March 31, 2020, core deposits comprised 80.2% of our total deposits.

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

Our total deposits as of March 31, 2020, were $15.56 billion, a decrease of $549.2 million from December 31, 2019. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits. In addition, approximately $58.4 million of deposits were reclassed to liabilities held for sale as part of the pending Colorado branch sale. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $12.4 billion at March 31, 2020, compared to $12.8 billion at December 31, 2019, a $419.0 million decrease. Total time deposits decreased $130.2 million to $3.1 billion at March 31, 2020, from $3.3 billion at December 31, 2019. We had $934.6 million and $1.1 billion of brokered deposits at March 31, 2020, and December 31, 2019, respectively.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.79 billion and $1.69 billion at March 31, 2020 and December 31, 2019, respectively. The outstanding balance for March 31, 2020 includes $1.4 billion in FHLB short-term advances; $12.3 million in FHLB long-term advances; $330.0 million in subordinated notes; $58.4 million of trust preferred securities, other subordinated debt and unamortized debt issuance costs; and $34.5 million of other long-term debt.

Most of the FHLB short-term advances outstanding at the end of the first quarter 2020 are FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at March 31, 2020 have 10 to 15 year maturity dates with lockout periods that have expired and, as a result, are considered and monitored as short-term advances. We analyze the possibility of the FHLB exercising the options along with the market expected rate outcome.

We assumed trust preferred securities and other subordinated debt in an aggregate principal amount, net of discounts, of $33.9 million related to the Landrum acquisition during 2019.

In March 2018, we issued $330 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering. The Notes will mature on April 1, 2028 and are subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

CAPITAL

Overview

At March 31, 2020, total capital was $2.85 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2020, our common equity to asset ratio was 13.65% compared to 14.06% at year-end 2019.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On February 12, 2019, we filed Amended and Restated Articles of Incorporation (“February Amended Articles”) with the Arkansas Secretary of State. The February Amended Articles classified and designated three series of preferred stock out of our authorized preferred stock: Series A Preferred Stock, Par Value $0.01 Per Share (having 40,000 authorized shares); Series B Preferred Stock, Par Value $0.01 Per Share (having 2,000.02 authorized shares); and 7% Perpetual Convertible Preferred Stock, Par Value $0.01 Per Share, Series C (having 140 authorized shares).

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

Stock Repurchase

On July 23, 2012, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares of common stock (“2012 Program”). On October 22, 2019, we announced a new stock repurchase program (“Program”) that replaced the 2012 Program, under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner).

Under the Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The Program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for this Program to come from available sources of liquidity, including cash on hand and future cash flow.

During the three month period ended March 31, 2020, we repurchased 4,922,336 shares at an average price of $18.96 under the Program. No shares have been repurchased since March 31, 2020. Market conditions and our capital needs will drive decisions regarding additional future stock repurchases. We had no stock repurchases during the three months ended March 31, 2019.

Cash Dividends

We declared cash dividends on our common stock of $0.17 per share for the first three months of 2020 compared to $0.16 per share for the first three months of 2019, an increase of $0.01, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders and the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosures About Market Risk for additional information regarding the parent company’s liquidity. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising via, among other things, equity or debt offerings.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2020, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2020 and December 31, 2019 are presented in Table 12 below:

Table 12:  Risk-Based Capital

(Dollars in thousands)	March 31, 2020	December 31, 2019
Tier 1 capital:
Stockholders’ equity	$2,845,400	$2,988,924
CECL transition provision	134,558	—
Goodwill and other intangible assets	(1,164,038)	(1,160,079)
Unrealized gain on available-for-sale securities, net of income taxes	(38,230)	(20,891)
Total Tier 1 capital	1,777,690	1,807,954
Tier 2 capital:
Trust preferred securities and subordinated debt	388,396	388,260
Qualifying allowance for credit losses and reserve for unfunded commitments	96,015	76,644
Total Tier 2 capital	484,411	464,904
Total risk-based capital	$2,262,101	$2,272,858

Risk weighted assets	$16,012,233	$16,554,081

Assets for leverage ratio	$19,832,219	$18,852,798

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.10%	10.92%
Tier 1 leverage ratio	8.96%	9.59%
Tier 1 risk-based capital ratio	11.10%	10.92%
Total risk-based capital ratio	14.13%	13.73%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

Regulatory Capital Changes

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “agencies”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three year period on a straight line basis the day-one impact of the adoption on earnings and tier one capital (the “CECL Transition Provision”).

In March 2020 and in response to the COVID-19 pandemic, the agencies issued a new regulatory capital rule revising the CECL Transition Provision to delay the estimated impact on regulatory capital stemming from the implementation of ASU 2016-13. The rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (the “2020 CECL Transition Provision”). The Company elected to apply the 2020 CECL Transition Provision.

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $388.4 million is included as Tier 2 and total capital as of March 31, 2020.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “believe,” “budget,” “expect,” “foresee,” “anticipate,” “intend,” “indicate,” “target,” “estimate,” “plan,” “project,” “continue,” “contemplate,” “positions,” “prospects,” “predict,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” “might” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, acquisition strategy, NGB initiative, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, the ability of the Company to manage the impact of the COVID-19 pandemic, the effect of certain new accounting standards on the Company’s financial statements (including, without limitation, the CECL methodology and its anticipated effect on the provision and allowance for credit losses), income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of future litigation, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes; changes in real estate values; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; the effects of the COVID-19 pandemic on, among other things, the Company’s operations, liquidity, and credit quality; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for key services; changes in the assumptions, forecasts, models, and methodology used to calculate the impact of CECL on the Company’s financial statements; potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic (including, among other things, the CARES Act); the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s annual report on Form 10-K for the year ended December 31, 2019, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of branches, merger related costs, early retirement program costs and the one-time costs of branch right sizing}) and core diluted earnings per share (non-GAAP) as well as a reconciliation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.187 billion and $1.183 billion total goodwill and other intangible assets for the periods ended March 31, 2020 and December 31, 2019, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13:  Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Net income available to common stockholders	$77,223	$47,695
Non-core items:
Gain on sale of branches	(5,889)	—
Merger related costs	1,068	1,470
Early retirement program	—	355
Branch right sizing	238	45
Tax effect (1)	1,198	(489)
Net non-core items	(3,385)	1,381
Core earnings (non-GAAP)	$73,838	$49,076

Diluted earnings per share(2)	$0.68	$0.51
Non-core items:
Gain on sale of branches	(0.05)	—
Merger related costs	0.01	0.02
Early retirement program	—	0.01
Branch right sizing	—	—
Tax effect (1)	0.01	(0.01)
Net non-core items	(0.03)	0.02
Core diluted earnings per share (non-GAAP)	$0.65	$0.53
_______________________________________

(1)	Effective tax rate of 26.135%.

(2)	See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

(In thousands, except per share data)	March 31, 2020	December 31, 2019
Total stockholders’ equity	$2,845,400	$2,988,924
Preferred stock	(767)	(767)
Total common stockholders’ equity	2,844,633	2,988,157
Intangible assets:
Goodwill	(1,064,978)	(1,055,520)
Other intangible assets	(121,673)	(127,340)
Total intangibles	(1,186,651)	(1,182,860)
Tangible common stockholders’ equity	$1,657,982	$1,805,297
Shares of common stock outstanding	108,966,331	113,628,601

Book value per common share	$26.11	$26.30

Tangible book value per common share (non-GAAP)	$15.22	$15.89

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15:  Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	March 31, 2020	December 31, 2019
Total common stockholders’ equity	$2,844,633	$2,988,157
Intangible assets:
Goodwill	(1,064,978)	(1,055,520)
Other intangible assets	(121,673)	(127,340)
Total intangibles	(1,186,651)	(1,182,860)
Tangible common stockholders’ equity	$1,657,982	$1,805,297

Total assets	$20,841,352	$21,259,143
Intangible assets:
Goodwill	(1,064,978)	(1,055,520)
Other intangible assets	(121,673)	(127,340)
Total intangibles	(1,186,651)	(1,182,860)
Tangible assets	$19,654,701	$20,076,283

Ratio of common equity to assets	13.65%	14.06%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.44%	8.99%

See Table 16 below for the calculation of core net interest margin for the periods presented.

Table 16:  Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net interest income	$167,483	$135,995
FTE adjustment	2,305	1,601
Fully tax equivalent net interest income	169,788	137,596
Total accretable yield	(11,837)	(6,660)
Core net interest income	$157,951	$130,936

Average earning assets – quarter-to-date	$18,581,491	$14,440,091

Net interest margin	3.68%	3.86%
Core net interest margin (non-GAAP)	3.42%	3.68%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2020, undivided profits of Simmons Bank were approximately $422.4 million, of which approximately $222.5 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $415 million in federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $2.1 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 97.7% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 2.10% and 4.29%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of (0.69)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of March 31, 2020, is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2020:

Table 14: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	4.29%
Up 100 basis points	2.10%
Down 25 basis points	(0.69)%

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, as well as our customers and third-party vendors; and the ultimate severity of these impacts is dependent on future events that are highly uncertain and challenging to predict.
The COVID-19 pandemic has caused extensive disruptions to the global economy and the lives of people around the world. As a result of the pandemic, governmental authorities, businesses, and the public have taken unprecedented actions designed to limit the scope and duration of the coronavirus, as well as mitigate its effects. However, at this time, we are unable to determine whether these actions will be effective. In fact, future developments related to the pandemic could cause the imposition of additional measures that may further increase the severity of its effects.

Although we have business continuity plans and other safeguards in place, the COVID-19 pandemic and responses to it have impacted, and are likely to continue to adversely impact, our operations, as well as those of our customers and third-party vendors, due to, among other things, significant and widespread disruption in our usual methods of working caused by social distancing, quarantines, and other restrictions. We may experience financial losses and declines in our financial condition due to a number of factors associated with the pandemic, including, among other things, deteriorations in credit quality, past due loans, and charge offs resulting from difficulties faced by our hospitality, retail, restaurant, energy, and other borrowers as a result of the pandemic and responses to it. We may also become subject to litigation and government action arising from our participation in and administration of programs related to the pandemic (including, among other things, the CARES Act). The ultimate severity of these impacts will depend on future developments, including, among other things, how long the pandemic lasts and when restrictions imposed on businesses and individuals are fully lifted, which, at this time, are unknown.

There have been no other material changes to the risk factors discussed in Part 1, Item 1A of our 2019 Form 10-K. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our 2019 Form 10-K, which could materially and adversely affect the Company’s business, ongoing financial condition and results of operations. The risks described are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect our business, ongoing financial condition or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2019, we announced that our Board of Directors authorized a new stock repurchase program (“Program”) under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner) and replaced the previous stock repurchase program, which was announced on July 23, 2012, that authorized us to repurchase up to 1,700,000 shares of common stock. No shares have been repurchased under the Program since March 31, 2020. Market conditions and our capital needs will drive decisions regarding future, additional stock repurchases. Information associated with the Program is included in the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	130,092	$26.35	130,000	$46,450,000
February 1, 2020 - February 29, 2020	568,073	24.12	568,001	$32,740,000
March 1, 2020 - March 31, 2020	4,224,960	18.03	4,224,335	$76,560,000
Total	4,923,125	$18.96	4,922,336
_____________________________
(1)    Total number of shares purchased includes 789 shares with an average price of $18.75 of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

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

2.2
Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for July 30, 2019 (File No. 000-06253)).

3.1
Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on October 29, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 1, 2019 (File No. 000-06253)).

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

10.1	Deferred Compensation Agreement for David W. Garner dated January 2, 2020.*

Exhibit No.	Description
10.2
Branch Purchase and Assumption Agreement, dated as of December 20, 2019, by and between Spirit of Texas Bank, SSB and Simmons Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K filed December 23, 2019 (File No. 000-06253)).

10.3
Branch Purchase and Assumption Agreement, dated as of February 10, 2020, by and between First Western Trust Bank and Simmons Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 10, 2020 (File No. 000-06253)).

10.4
Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan, to be effective as of July 1, 2020 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Amendment No. 1 to Current Report on Form 8-K filed April 7, 2020 (File No. 000-06253)).

14.1
Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on February 27, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed March 4, 2020 (File No. 000-06253)).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 7, 2020	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	May 7, 2020	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President, Chief Financial Officer,
Chief Operating Officer and Treasurer

Date:	May 7, 2020	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer