Form 10-Q
period 2020-06-30
SIMMONS FIRST NATIONAL CORP
filed 2020-08-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2020, was 109,016,379.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2020

___________________
* No reportable information under this item.

Part I: Financial Information
Item 1. Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2020 and December 31, 2019

	June 30,	December 31,
(In thousands, except share data)	2020	2019
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$234,998	$277,208
Interest bearing balances due from banks and federal funds sold	2,310,162	719,415
Cash and cash equivalents	2,545,160	996,623
Interest bearing balances due from banks - time	4,561	4,554
Investment securities:
Held-to-maturity, net of allowance for credit losses of $307 at June 30, 2020	51,720	40,927
Available-for-sale, net of allowance for credit losses of $609 at June 30, 2020 (amortized cost of $2,428,548 and $3,263,151 at June 30, 2020 and December 31, 2019, respectively)	2,496,896	3,288,343
Total investments	2,548,616	3,329,270
Mortgage loans held for sale	120,034	58,102
Other assets held for sale	399	260,332
Loans	14,606,900	14,425,704
Allowance for credit losses on loans	(231,643)	(68,244)
Net loans	14,375,257	14,357,460
Premises and equipment	478,896	492,384
Premises held for sale	4,576	—
Foreclosed assets and other real estate owned	14,111	19,121
Interest receivable	79,772	62,707
Bank owned life insurance	256,643	254,152
Goodwill	1,064,765	1,055,520
Other intangible assets	117,823	127,340
Other assets	293,071	241,578
Total assets	$21,903,684	$21,259,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$4,608,098	$3,741,093
Interest bearing transaction accounts and savings deposits	8,978,045	9,090,878
Time deposits	3,029,975	3,276,969
Total deposits	16,616,118	16,108,940
Federal funds purchased and securities sold under agreements to repurchase	387,025	150,145
Other borrowings	1,393,689	1,297,599
Subordinated debentures	382,604	388,260
Other liabilities held for sale	—	159,853
Accrued interest and other liabilities	219,545	165,422
Total liabilities	18,998,981	18,270,219

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at June 30, 2020 and December 31, 2019	767	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at June 30, 2020 and December 31, 2019; 108,994,389 and 113,628,601 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,090	1,136
Surplus	2,029,383	2,117,282
Undivided profits	819,153	848,848
Accumulated other comprehensive income	54,310	20,891
Total stockholders’ equity	2,904,703	2,988,924
Total liabilities and stockholders’ equity	$21,903,684	$21,259,143

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$176,910	$178,122	$364,476	$337,562
Interest bearing balances due from banks and federal funds sold	603	1,121	3,044	3,275
Investment securities	13,473	15,666	32,416	31,947
Mortgage loans held for sale	668	332	949	542
TOTAL INTEREST INCOME	191,654	195,241	400,885	373,326

INTEREST EXPENSE
Deposits	18,006	34,796	49,283	65,546
Federal funds purchased and securities sold under agreements to repurchase	337	257	1,096	393
Other borrowings	4,963	6,219	9,840	13,012
Subordinated notes and debentures	4,667	4,541	9,502	8,952
TOTAL INTEREST EXPENSE	27,973	45,813	69,721	87,903

NET INTEREST INCOME	163,681	149,428	331,164	285,423
Provision for credit losses	26,915	7,079	53,049	16,364

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	136,766	142,349	278,115	269,059

NON-INTEREST INCOME
Trust income	7,253	5,794	14,404	11,502
Service charges on deposit accounts	8,570	10,557	21,898	20,625
Other service charges and fees	1,489	1,312	3,077	2,601
Mortgage lending income	12,459	3,656	17,505	6,479
SBA lending income	245	895	541	1,392
Investment banking income	571	360	1,448	978
Debit and credit card fees	7,996	7,212	15,910	13,310
Bank owned life insurance income	1,445	1,260	2,743	2,055
Gain on sale of securities, net	390	2,823	32,485	5,563
Other income	9,809	6,065	22,610	10,221
TOTAL NON-INTEREST INCOME	50,227	39,934	132,621	74,726

NON-INTEREST EXPENSE
Salaries and employee benefits	57,644	56,128	125,568	112,495
Occupancy expense, net	9,217	6,919	18,727	14,394
Furniture and equipment expense	6,144	4,206	11,867	7,564
Other real estate and foreclosure expense	274	591	599	1,228
Deposit insurance	2,838	2,510	5,313	4,550
Merger related costs	1,830	7,522	2,898	8,992
Other operating expenses	34,651	32,867	73,439	62,929
TOTAL NON-INTEREST EXPENSE	112,598	110,743	238,411	212,152

INCOME BEFORE INCOME TAXES	74,395	71,540	172,325	131,633
Provision for income taxes	15,593	15,616	36,287	28,014

NET INCOME	58,802	55,924	136,038	103,619
Preferred stock dividends	13	326	26	326
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$58,789	$55,598	$136,012	$103,293
BASIC EARNINGS PER SHARE	$0.54	$0.58	$1.23	$1.10
DILUTED EARNINGS PER SHARE	$0.54	$0.58	$1.22	$1.09
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
NET INCOME	$58,802	$55,924	$136,038	$103,619

OTHER COMPREHENSIVE INCOME
Unrealized holding gains arising during the period on available-for-sale securities	22,159	31,681	77,728	60,811
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	—	—	—	2,547
Less: Reclassification adjustment for realized gains included in net income	390	2,823	32,485	5,563
Other comprehensive income, before tax effect	21,769	28,858	45,243	57,795
Less: Tax effect of other comprehensive income	5,689	7,542	11,824	15,105

TOTAL OTHER COMPREHENSIVE INCOME	16,080	21,316	33,419	42,690

COMPREHENSIVE INCOME	$74,882	$77,240	$169,457	$146,309

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019

(In thousands)	June 30, 2020	June 30, 2019
	(Unaudited)
OPERATING ACTIVITIES
Net income	$136,038	$103,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,148	16,019
Provision for credit losses	53,049	16,364
(Benefit) provision for credit losses on unfunded commitments	(8,000)	950
Gain on sale of investments	(32,485)	(5,563)
Net accretion of investment securities and assets	(30,078)	(22,663)
Net amortization on borrowings	271	182
Stock-based compensation expense	7,577	6,249
Gain on sale of foreclosed assets held for sale	(400)	(16)
Gain on sale of mortgage loans held for sale	(14,993)	(8,257)
Gain on sale of other intangibles	(301)	—
Gain on sale of branches	(8,094)	—
Fair value write-down of closed branches	1,465	—
Deferred income taxes	4,616	4,940
Income from bank owned life insurance	(3,245)	(2,136)
Originations of mortgage loans held for sale	(470,797)	(282,204)
Proceeds from sale of mortgage loans held for sale	423,858	282,861
Changes in assets and liabilities:
Interest receivable	(18,021)	(1,494)
Lease right-of-use assets	5,995	(2,469)
Other assets	(19,676)	18,911
Accrued interest and other liabilities	70,270	(5,326)
Income taxes payable	(34,233)	2,553
Net cash provided by operating activities	86,964	122,520

INVESTING ACTIVITIES
Net originations of loans	(318,795)	(302,151)
Proceeds from sale of loans	4,600	—
(Increase) decrease in due from banks - time	(7)	395
Purchases of premises and equipment, net	(19,784)	(21,689)
Proceeds from sale of foreclosed assets held for sale	6,173	9,870
Proceeds from sale of available-for-sale securities	1,201,778	449,107
Proceeds from maturities of available-for-sale securities	2,048,453	296,409
Purchases of available-for-sale securities	(2,386,878)	(383,416)
Proceeds from maturities of held-to-maturity securities	5,932	25,406
Purchases of held-to-maturity securities	(16,997)	—
Proceeds from bank owned life insurance death benefits	763	1,310
Disposition of assets and liabilities held for sale	181,261	1,393
Purchase of Reliance Bancshares, Inc.	—	(37,017)
Net cash provided by investing activities	706,499	39,617

FINANCING ACTIVITIES
Net change in deposits	561,185	(107,806)
Repayments of subordinated debentures	(5,927)	—
Dividends paid on preferred stock	(26)	(326)
Dividends paid on common stock	(37,606)	(30,265)
Net change in other borrowed funds	96,090	(178,756)
Net change in federal funds purchased and securities sold under agreements to repurchase	236,880	20,532
Net shares cancelled under stock compensation plans	(3,171)	(3,030)
Shares issued under employee stock purchase plan	956	1,312
Retirement of preferred stock	—	(42,000)
Repurchases of common stock	(93,307)	—
Net cash provided by (used in) financing activities	755,074	(340,339)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,548,537	(178,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	996,623	833,458

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,545,160	$655,256
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2020 and 2019

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended June 30, 2020
Balance, March 31, 2020 (Unaudited)	$767	$1,090	$2,026,420	$38,230	$778,893	$2,845,400

Comprehensive income	—	—	—	16,080	58,802	74,882
Stock-based compensation plans, net – 28,058 shares	—	—	2,963	—	—	2,963
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.17 per share	—	—	—	—	(18,529)	(18,529)

Balance, June 30, 2020 (Unaudited)	$767	$1,090	$2,029,383	$54,310	$819,153	$2,904,703

Three Months Ended June 30, 2019
Balance, March 31, 2019 (Unaudited)	$—	$926	$1,599,566	$(6,000)	$707,829	$2,302,321

Comprehensive income	—	—	—	21,316	55,924	77,240
Stock-based compensation plans, net – 22,672 shares	—	—	2,906	—	—	2,906
Stock issued for Reliance acquisition – 3,999,623 shares	42,000	40	102,790	—	—	144,830
Retirement of preferred stock	(42,000)	—	—	—	—	(42,000)
Dividends on preferred stock	—	—	—	—	(326)	(326)
Dividends on common stock – $0.16 per share	—	—	—	—	(15,458)	(15,458)

Balance, June 30, 2019 (Unaudited)	$—	$966	$1,705,262	$15,316	$747,969	$2,469,513
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2020 and 2019

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Six Months Ended June 30, 2020
Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	33,419	136,038	169,457
Stock issued for employee stock purchase plan – 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net – 244,443 shares	—	2	4,404	—	—	4,406
Stock repurchases – 4,922,336 shares	—	(49)	(93,258)	—	—	(93,307)
Dividends on preferred stock	—	—	—	—	(26)	(26)
Dividends on common stock – $0.34 per share	—	—	—	—	(37,606)	(37,606)

Balance, June 30, 2020 (Unaudited)	$767	$1,090	$2,029,383	$54,310	$819,153	$2,904,703

Six Months Ended June 30, 2019
Balance, December 31, 2018	$—	$923	$1,597,944	$(27,374)	$674,941	$2,246,434

Comprehensive income	—	—	—	42,690	103,619	146,309
Stock issued for employee stock purchase plan – 60,413 shares	—	1	1,311	—	—	1,312
Stock-based compensation plans, net – 182,977 shares	—	2	3,217	—	—	3,219
Stock issued for Reliance acquisition – 3,999,623 shares	42,000	40	102,790	—	—	144,830
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Dividends on preferred stock	—	—	—	—	(326)	(326)
Dividends on common stock – $0.32 per share	—	—	—	—	(30,265)	(30,265)

Balance, June 30, 2019 (Unaudited)	$—	$966	$1,705,262	$15,316	$747,969	$2,469,513

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903. Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 226 financial centers located throughout market areas in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “agencies”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three year period on a straight line basis the day-one impact on earnings and Tier 1 capital (the “CECL Transition Provision”).

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

Recently Issued Accounting Standards

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). As of June 30, 2020, the Company has not made any modifications to hedges or other instruments that reference an interest rate that is expected to be discontinued.

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

NOTE 2: ACQUISITIONS

The Landrum Company

On October 31, 2019, the Company completed its merger with The Landrum Company (“Landrum”), pursuant to the terms of the Agreement and Plan of Merger dated as of July 30, 2019 (“Landrum Agreement”), at which time Landrum was merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the terms of the Landrum Agreement, the shares of Landrum Class A Common Voting Stock, par value $0.01 per share, and Landrum Class B Common Nonvoting Stock, par value $0.01 per share, were converted into the right to receive, in the aggregate, approximately 17,350,000 shares of the Company’s common stock, and each share of Landrum’s series E preferred stock was converted into the right to receive one share of the Company’s comparable series D preferred stock. The Company issued 17,349,722 shares of its common stock and 767 shares of its series D preferred stock, par value $0.01 per share, in exchange for all outstanding shares of Landrum capital stock to effect the merger.

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

Goodwill of $140.6 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Landrum acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landrum	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$215,285	$—	$215,285
Due from banks - time	248	—	248
Investment securities	1,021,755	4,228	1,025,983
Loans acquired	2,049,137	(43,651)	2,005,486
Allowance for loan losses	(22,736)	22,736	—
Foreclosed assets	373	(183)	190
Premises and equipment	63,878	18,867	82,745
Bank owned life insurance	19,206	—	19,206
Goodwill	407	(407)	—
Core deposit intangible	—	24,345	24,345
Other intangibles	412	4,704	5,116
Other assets	33,924	(13,290)	20,634
Total assets acquired	$3,381,889	$17,349	$3,399,238

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$716,675	$—	$716,675
Interest bearing transaction accounts and savings deposits	1,465,429	—	1,465,429
Time deposits	867,197	299	867,496
Total deposits	3,049,301	299	3,049,600
Other borrowings	10,055	—	10,055
Subordinated debentures	34,794	(877)	33,917
Accrued interest and other liabilities	31,057	(586)	30,471
Total liabilities assumed	3,125,207	(1,164)	3,124,043
Equity	256,682	(256,682)	—
Total equity assumed	256,682	(256,682)	—
Total liabilities and equity assumed	$3,381,889	$(257,846)	$3,124,043
Net assets acquired			275,195
Purchase price			415,779
Goodwill			$140,584

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Reliance acquisition, as of the acquisition date, is as follows:

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

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity

June 30, 2020
Mortgage-backed securities	$25,980	$—	$25,980	$798	$(1)	$26,777
State and political subdivisions	24,872	(95)	24,777	1,125	(2)	25,900
Other securities	1,175	(212)	963	111	—	1,074
Total HTM	$52,027	$(307)	$51,720	$2,034	$(3)	$53,751

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2019
Mortgage-backed securities	$10,796	$—	$10,796	$71	$(59)	$10,808
State and political subdivisions	27,082	—	27,082	849	—	27,931
Other securities	3,049	—	3,049	67	—	3,116
Total HTM	$40,927	$—	$40,927	$987	$(59)	$41,855

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

June 30, 2020
U.S. Government agencies	$210,496	$—	$1,416	$(991)	$210,921
Mortgage-backed securities	1,125,484	—	28,804	(202)	1,154,086
State and political subdivisions	1,015,625	(371)	39,510	(696)	1,054,068
Other securities	76,943	(238)	1,354	(238)	77,821
Total AFS	$2,428,548	$(609)	$71,084	$(2,127)	$2,496,896

December 31, 2019
U.S. Treasury	$449,729	$—	$112	$(112)	$449,729
U.S. Government agencies	194,207	—	1,313	(1,271)	194,249
Mortgage-backed securities	1,738,584	—	8,510	(4,149)	1,742,945
State and political subdivisions	860,539	—	20,983	(998)	880,524
Other securities	20,092	—	822	(18)	20,896
Total AFS	$3,263,151	$—	$31,740	$(6,548)	$3,288,343

Accrued interest receivable on HTM and AFS securities at June 30, 2020 was $247,000 and $12.7 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of June 30, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$3,209	$(3)	$56,007	$(988)	$59,216	$(991)
Mortgage-backed securities	47,380	(161)	4,266	(41)	51,646	(202)
State and political subdivisions	30,468	(324)	388	(1)	30,856	(325)
Total AFS	$81,057	$(488)	$60,661	$(1,030)	$141,718	$(1,518)

As of June 30, 2020, the Company’s investment portfolio included $2.5 billion of AFS securities, of which $141.7 million, or 5.7%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s mortgage-backed securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political securities, specifically investments in insured fixed rate municipal bonds meaning issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2020 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2020
Held-to-Maturity
Beginning balance, April 1, 2020	$97	$312	$409
Provision for credit loss expense	(2)	(100)	(102)
Ending balance, June 30, 2020	$95	$212	$307

Available-for-sale
Beginning balance, April 1, 2020	$95	$174	$269
Credit losses on securities not previously recorded	370	160	530
Net increase (decrease) in allowance on previously impaired securities	(94)	(96)	(190)
Ending balance, June 30, 2020	$371	$238	$609

Six Months Ended June 30, 2020
Held-to-Maturity
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	37	(99)	(62)
Ending balance, June 30, 2020	$95	$212	$307

Available-for-sale
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	77	192	269
Reduction due to sales	(142)	—	(142)
Net increase (decrease) in allowance on previously impaired securities	63	46	109
Ending balance, June 30, 2020	$371	$238	$609

During the three and six months ended June 30, 2020, the provision for credit losses was $340,000 and $236,000, respectively, related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of June 30, 2020:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$2,112	$—	$—	$2,112	$—
Aa/AA	11,512	5,922	—	17,434	—
A	961	1,147	—	2,108	—
Not Rated	2,849	369	—	3,218	1,175
Total	$17,434	$7,438	$—	$24,872	$1,175

Historical loss rates associated with securities having similar grades as those in the Company’s portfolio have generally not been significant. Pre-refunded securities, if any, have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached. Securities with other credit enhancement or insurance continue to make timely principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for these securities as there is no current expectation of credit losses related to these securities.

Income earned on securities for the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Taxable:
Held-to-maturity	$288	$289	$459	$727
Available-for-sale	7,086	10,777	19,667	22,297

Non-taxable:
Held-to-maturity	68	89	140	1,251
Available-for-sale	6,031	4,511	12,150	7,672
Total	$13,473	$15,666	$32,416	$31,947

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$4,928	$4,962	$15,006	$15,077
After one through five years	15,201	15,793	35,995	36,348
After five through ten years	5,918	6,219	203,777	205,627
After ten years	—	—	1,047,772	1,084,495
Securities not due on a single maturity date	25,980	26,777	1,125,484	1,154,086
Other securities (no maturity)	—	—	514	1,263
Total	$52,027	$53,751	$2,428,548	$2,496,896

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.38 billion at June 30, 2020 and $1.73 billion at December 31, 2019.

There were approximately $391,000 of gross realized gains and $1,000 of gross realized losses from the sale of securities during the three months ended June 30, 2020, and approximately $32.5 million of gross realized gains and $2,600 of gross realized losses from the sale of securities during the six months ended June 30, 2020. During the first half of 2020, the Company sold approximately $1.2 billion of investment securities to create additional liquidity. There were approximately $2.8 million of gross realized gains and no gross realized losses from the sale of securities during the three months ended June 30, 2019, and approximately $5.6 million of gross realized gains and no gross realized losses from the sale of securities during the six months ended June 30, 2019. The income tax expense/benefit related to security gain/losses was 26.135% of the gross amounts in 2020 and 2019.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Colorado Branch Sale

On February 10, 2020, the Company’s subsidiary bank, Simmons Bank, entered into a Branch Purchase and Assumption Agreement (the “First Western Agreement”) with First Western Trust Bank (“First Western”), a wholly-owned subsidiary of First Western Financial, Inc.

On May 18, 2020, First Western completed its purchase of certain assets and assumption of certain liabilities (“Colorado Branch Sale”) associated with four Simmons Bank locations in Denver, Englewood, Highlands Ranch, and Lone Tree, Colorado (collectively, the “Colorado Branches”). Pursuant to the terms of the First Western Agreement, First Western assumed certain deposit liabilities and acquired certain loans, as well as cash, personal property and other fixed assets associated with the Colorado Branches.

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

The Company recognized a combined gain on sale of $8.1 million related to the Texas Branches and Colorado Branches in the six month period ended June 30, 2020.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At June 30, 2020, the Company’s loan portfolio was $14.61 billion, compared to $14.43 billion at December 31, 2019. The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Consumer:
Credit cards	$184,348	$204,802
Other consumer	214,024	249,195
Total consumer	398,372	453,997
Real Estate:
Construction and development	2,010,256	2,248,673
Single family residential	2,207,087	2,414,753
Other commercial	6,316,444	6,358,514
Total real estate	10,533,787	11,021,940
Commercial:
Commercial	3,038,216	2,451,119
Agricultural	217,715	191,525
Total commercial	3,255,931	2,642,644
Other	418,810	307,123
Total loans	$14,606,900	$14,425,704

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $82.2 million and $91.6 million at June 30, 2020 and December 31, 2019, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $66.9 million and $48.9 million at June 30, 2020 and December 31, 2019, respectively, and is included in interest receivable on the consolidated balance sheets.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Consumer:
Credit cards	$223	$382
Other consumer	1,912	1,705
Total consumer	2,135	2,087
Real estate:
Construction and development	6,501	5,289
Single family residential	32,244	27,695
Other commercial	36,255	16,582
Total real estate	75,000	49,566
Commercial:
Commercial	53,538	40,924
Agricultural	710	753
Total commercial	54,248	41,677
Total	$131,383	$93,330

Nonaccrual loans for which there is no related allowance for credit losses as of June 30, 2020 had an amortized cost of $18.0 million. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2020
Consumer:
Credit cards	$672	$262	$934	$183,414	$184,348	$262
Other consumer	2,626	724	3,350	210,674	214,024	1
Total consumer	3,298	986	4,284	394,088	398,372	263
Real estate:
Construction and development	3,574	4,698	8,272	2,001,984	2,010,256	—
Single family residential	13,805	15,389	29,194	2,177,893	2,207,087	—
Other commercial	4,665	19,480	24,145	6,292,299	6,316,444	50
Total real estate	22,044	39,567	61,611	10,472,176	10,533,787	50
Commercial:
Commercial	6,413	14,891	21,304	3,016,912	3,038,216	180
Agricultural	411	401	812	216,903	217,715	1
Total commercial	6,824	15,292	22,116	3,233,815	3,255,931	181
Other	—	—	—	418,810	418,810	—
Total	$32,166	$55,845	$88,011	$14,518,889	$14,606,900	$494

December 31, 2019
Consumer:
Credit cards	$848	$641	$1,489	$203,313	$204,802	$259
Other consumer	4,884	735	5,619	243,576	249,195	—
Total consumer	5,732	1,376	7,108	446,889	453,997	259
Real estate:
Construction and development	5,792	1,078	6,870	2,241,803	2,248,673	—
Single family residential	26,318	13,789	40,107	2,374,646	2,414,753	597
Other commercial	7,645	6,450	14,095	6,344,419	6,358,514	—
Total real estate	39,755	21,317	61,072	10,960,868	11,021,940	597
Commercial:
Commercial	10,579	13,551	24,130	2,426,989	2,451,119	—
Agricultural	1,223	456	1,679	189,846	191,525	—
Total commercial	11,802	14,007	25,809	2,616,835	2,642,644	—
Other	—	—	—	307,123	307,123	—
Total	$57,289	$36,700	$93,989	$14,331,715	$14,425,704	$856

The following table presents information pertaining to impaired loans as of December 31, 2019, in accordance with previous US GAAP prior to the adoption of ASU 2016-13.

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019						Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Consumer:
Credit cards	$382	$382	$—	$382	$—	$332	$40	$320	$70
Other consumer	1,537	1,378	—	1,378	—	1,563	12	1,762	25
Total consumer	1,919	1,760	—	1,760	—	1,895	52	2,082	95
Real estate:
Construction and development	4,648	4,466	72	4,538	4	2,355	14	1,993	28
Single family residential	19,466	15,139	2,963	18,102	42	15,486	105	14,351	203
Other commercial	10,645	4,713	3,740	8,453	694	7,676	59	8,751	123
Total real estate	34,759	24,318	6,775	31,093	740	25,517	178	25,095	354
Commercial:
Commercial	53,436	6,582	28,998	35,580	5,007	29,776	187	23,811	335
Agricultural	525	383	116	499	—	1,148	8	1,159	16
Total commercial	53,961	6,965	29,114	36,079	5,007	30,924	195	24,970	351
Total	$90,639	$33,043	$35,889	$68,932	$5,747	$58,336	$425	$52,147	$800

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

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
June 30, 2020
Real estate:
Single-family residential	12	$1,221	7	$680	19	$1,901
Other commercial	—	—	2	70	2	70
Total real estate	12	1,221	9	750	21	1,971
Commercial:
Commercial	4	2,739	3	68	7	2,807
Total commercial	4	2,739	3	68	7	2,807
Total	16	$3,960	12	$818	28	$4,778

December 31, 2019
Real estate:
Construction and development	—	$—	1	$72	1	$72
Single-family residential	7	1,151	12	671	19	1,822
Other commercial	1	476	2	80	3	556
Total real estate	8	1,627	15	823	23	2,450
Commercial:
Commercial	4	2,784	3	79	7	2,863
Total commercial	4	2,784	3	79	7	2,863
Total	12	$4,411	18	$902	30	$5,313

The following table presents loans that were restructured as TDRs during the three and six months ended June 30, 2020. There were no loans restructured as TDRs during the three and six month periods ended June 30, 2019.

(Dollars in thousands)	Number of loans	Balance Prior to TDR	Balance at June 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three and Six Months Ended June 30, 2020
Real estate:
Single-family residential	1	$147	$147	$147	$—	$—
Total real estate	1	$147	$147	$147	$—	$—

During the three and six months ended June 30, 2020, the Company modified one loan with a recorded investment of $147,000 prior to modification which was deemed troubled debt restructuring. The restructured loan was modified by deferring amortized principal  payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. A specific reserve of $7,200 was determined necessary for this loan.

There were no loans considered TDRs for which a payment default occurred during the six months ended June 30, 2020. There was one commercial loan considered a TDR for which a payment default occurred during the six months ended June 30, 2019. A charge-off of approximately $138,000 was recorded for this loan. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the three or six month periods ended June 30, 2020 or 2019. At June 30, 2020 and December 31, 2019, the Company had $4,395,000 and $5,789,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2020 and December 31, 2019, the Company had $2,321,000 and $4,458,000, respectively, of OREO secured by residential real estate properties.

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

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Loans are rated on a scale of 1 to 8. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. A description of the general characteristics of the 8 risk ratings is as follows:

•Risk Rate 1 – Pass (Excellent) – This category includes loans which are virtually free of credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.
•Risk Rate 2 – Pass (Good) - Loans under this category possess a nominal risk of default. This category includes borrowers with strong financial strength and superior financial ratios and trends. These loans are generally fully secured by cash or equivalents (other than those rated “excellent”).
•Risk Rate 3 – Pass (Acceptable – Average) - Loans in this category are considered to possess a normal level of risk. Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements. If secured, the perfected collateral should be of acceptable quality and within established borrowing parameters.
•Risk Rate 4 – Pass (Monitor) - Loans in the Watch (Monitor) category exhibit an overall acceptable level of risk, but that risk may be increased by certain conditions, which represent “red flags”. These “red flags” require a higher level of supervision or monitoring than the normal “Pass” rated credit. The borrower may be experiencing these conditions for the first time, or it may be recovering from weakness, which at one time justified a higher rating. These conditions may include: weaknesses in financial trends; marginal cash flow; one-time negative operating results; non-compliance with policy or borrowing agreements; poor diversity in operations; lack of adequate monitoring information or lender supervision; questionable management ability/stability.
•Risk Rate 5 – Special Mention - A loan in this category has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified (although they are “criticized”) and do not expose an institution to sufficient risk to warrant adverse classification. Borrowers may be experiencing adverse operating trends, or an ill-proportioned balance sheet. Non-financial characteristics of a Special Mention rating may include management problems, pending litigation, a non-existent, or ineffective loan agreement or other material structural weakness, and/or other significant deviation from prudent lending practices.
•Risk Rate 6 – Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. This does not imply ultimate loss of the principal, but may involve burdensome administrative expenses and the accompanying cost to carry the loan.
•Risk Rate 7 – Doubtful - A loan classified Doubtful has all the weaknesses inherent in a substandard loan except that the weaknesses make collection or liquidation in full (on the basis of currently existing facts, conditions, and values) highly questionable and improbable. Doubtful borrowers are usually in default, lack adequate liquidity, or capital, and lack the resources necessary to remain an operating entity. The possibility of loss is extremely high, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Pending factors include: proposed merger or acquisition; liquidation procedures; capital injection; perfection of liens on additional collateral; and refinancing plans. Loans classified as Doubtful are placed on nonaccrual status.
•Risk Rate 8 – Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loans has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan, even though partial recovery may be affected in the future. Borrowers in the Loss category are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Loans should be classified as Loss and charged-off in the period in which they become uncollectible.

The Company monitors credit quality in the consumer portfolio by delinquency status. The delinquency status of loans is updated daily. A description of the delinquency credit quality indicators is as follows:

•Current - Loans in this category are either current in payments or are under 30 days past due. These loans are considered to have a normal level of risk.
•30-89 Days Past Due - Loans in this category are between 30 and 89 days past due and are subject to the Company’s loss mitigation process. These loans are considered to have a moderate level of risk.
•90+ Days Past Due - Loans in this category are over 90 days past due and are placed on nonaccrual status. These loans have been subject to the Company’s loss mitigation process and foreclosure and/or charge-off proceedings have commenced.
The following table presents a summary of loans by credit quality indicator, other than pass or current, as of June 30, 2020 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020 (YTD)	2019	2018	2017	2016	2015 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$672	$—	$672
90+ days past due	—	—	—	—	—	—	262	—	262
Total consumer - credit cards	—	—	—	—	—	—	934	—	934
Consumer - other
Delinquency:
30-89 days past due	89	446	387	576	633	71	424	—	2,626
90+ days past due	31	110	107	291	135	29	21	—	724
Total consumer - other	120	556	494	867	768	100	445	—	3,350
Real estate - C&D
Risk rating:
5 internal grade	—	43	17	1,947	20	—	—	—	2,027
6 internal grade	241	2,988	425	197	422	1,082	850	799	7,004
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - C&D	241	3,031	442	2,144	442	1,082	850	799	9,031
Real estate - SF residential
Delinquency:
30-89 days past due	321	2,074	1,980	1,415	1,796	4,553	1,666	—	13,805
90+ days past due	—	2,402	2,916	2,378	1,518	3,822	2,353	—	15,389
Total real estate - SF residential	321	4,476	4,896	3,793	3,314	8,375	4,019	—	29,194
Real estate - other commercial
Risk rating:
5 internal grade	18,591	2,425	11,530	1,049	1,349	2,591	18,027	24,917	80,479
6 internal grade	35,258	6,008	8,995	4,411	4,110	13,502	39,073	10,077	121,434
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	53,849	8,433	20,525	5,460	5,459	16,093	57,100	34,994	201,913
Commercial
Risk rating:
5 internal grade	3,377	325	478	136	233	58	46,465	—	51,072
6 internal grade	9,588	5,098	4,885	2,024	1,168	697	55,123	860	79,443
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial	12,965	5,423	5,363	2,160	1,401	755	101,588	860	130,515
Commercial - agriculture
Risk rating:
5 internal grade	—	86	15	379	—	—	37	—	517
6 internal grade	21	112	193	95	149	11	63	—	644
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	21	198	208	474	149	11	100	—	1,161
Total	$67,517	$22,117	$31,928	$14,898	$11,533	$26,416	$165,036	$36,653	$376,098

The following table presents a summary of loans by credit risk rating as of December 31, 2019 segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2019
Consumer:
Credit cards	$204,161	$—	$641	$—	$—	$204,802
Other consumer	247,668	—	2,026	—	—	249,694
Total consumer	451,829	—	2,667	—	—	454,496
Real estate:
Construction and development	2,229,019	70	7,735	—	37	2,236,861
Single family residential	2,394,284	6,049	41,601	130	—	2,442,064
Other commercial	6,068,425	69,745	67,429	—	—	6,205,599
Total real estate	10,691,728	75,864	116,765	130	37	10,884,524
Commercial:
Commercial	2,384,263	26,713	84,317	43	180	2,495,516
Agricultural	309,741	41	5,672	—	—	315,454
Total commercial	2,694,004	26,754	89,989	43	180	2,810,970
Other	275,714	—	—	—	—	275,714
Total	$14,113,275	$102,618	$209,421	$173	$217	$14,425,704
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

Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated into homogeneous segments for assessment. Reserve factors are based on estimated probability of default and loss given default for each segment. The estimates are determined based on economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical relationship with the historical loss experience of the segments. For contractual periods that extend beyond the one-year forecast period, the estimates revert to average historical loss experiences over a one-year period on a straight-line basis.

The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:

•Changes in asset quality - Adjustments related to trending credit quality metrics including delinquency, nonperforming loans, charge-offs, and risk ratings that may not be fully accounted for in the reserve factor.
•Changes in the nature and volume of the portfolio - Adjustments related to current changes in the loan portfolio that are not fully represented or accounted for in the reserve factors.
•Changes in lending and loan monitoring policies and procedures - Adjustments related to current changes in lending and loan monitoring procedures as well as review of specific internal policy compliance metrics.
•Changes in the experience, ability, and depth of lending management and other relevant staff - Adjustments to measure increasing or decreasing credit risk related to lending and loan monitoring management.
•Changes in the value of underlying collateral of collateralized loans - Adjustments related to improving or deterioration of the value of underlying collateral that are not fully captured in the reserve factors.

•Changes in and the existence and effect of any concentrations of credit - Adjustments related to credit risk of specific industries that are not fully captured in the reserve factors.
•Changes in regional and local economic and business conditions and developments - Adjustments related to expected and current economic conditions at a regional or local-level that are not fully captured within the Company’s reasonable and supportable forecast.
•Data imprecisions due to limited historical loss data - Adjustments related to limited historical loss data that is representative of the collective loan portfolio.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $55.0 million as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
Construction and development	$2,465	$—	$—	$2,465
Single family residential	5,479	—	—	5,479
Other commercial real estate	18,654	—	—	18,654
Commercial	—	21,755	6,696	28,451
Total	$26,598	$21,755	$6,696	$55,049

The following table details activity in the allowance for credit losses by portfolio segment for loans for the three and six months ended June 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2020
Beginning balance, April 1, 2020	$76,327	$141,022	$7,817	$18,029	$243,195
Provision for credit loss expense	18,400	10,020	3,943	(5,685)	26,678
Charge-offs	(35,687)	(1,824)	(1,053)	(592)	(39,156)
Recoveries	98	253	272	303	926
Net charge-offs	(35,589)	(1,571)	(781)	(289)	(38,230)
Ending balance, June 30, 2020	$59,138	$149,471	$10,979	$12,055	$231,643

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Six Months Ended June 30, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	49,307	(2,138)	6,693	(987)	52,875
Charge-offs	(36,210)	(2,220)	(2,494)	(1,971)	(42,895)
Recoveries	445	354	497	746	2,042
Net charge-offs	(35,765)	(1,866)	(1,997)	(1,225)	(40,853)
Ending balance, June 30, 2020	$59,138	$149,471	$10,979	$12,055	$231,643

Activity in the allowance for credit losses for the three and six months ended June 30, 2019 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2019
Beginning balance, April 1, 2019	$19,394	$34,870	$3,919	$2,372	$60,555
Provision for credit losses	2,956	2,681	800	642	7,079
Charge-offs	(1,963)	(1,216)	(1,039)	(964)	(5,182)
Recoveries	967	158	271	331	1,727
Net charge-offs	(996)	(1,058)	(768)	(633)	(3,455)
Ending balance, June 30, 2019	$21,354	$36,493	$3,951	$2,381	$64,179

Six Months Ended June 30, 2019
Beginning balance, January 1, 2019	$20,514	$29,838	$3,923	$2,419	$56,694
Provision for credit losses	4,830	7,988	1,698	1,848	16,364
Charge-offs	(5,115)	(1,633)	(2,181)	(2,517)	(11,446)
Recoveries	1,125	300	511	631	2,567
Net charge-offs	(3,990)	(1,333)	(1,670)	(1,886)	(8,879)
Ending balance, June 30, 2019	$21,354	$36,493	$3,951	$2,381	$64,179

Four energy credits within the Commercial segment were charged off during the second quarter of 2020 for a total of $32.6 million, of which $27.1 million was specifically reserved for at March 31, 2020. The primary driver for the change in the provision for credit losses was related to updated credit loss forecasts using multiple Moody’s economic scenarios. The baseline economic forecast was weighted 68% by the Company, while the downside scenarios of S-2 and S-3 were weighted 22% and 10%, respectively, to capture the possibility of a longer, more prolonged recovery to the economies that affect the loan portfolio.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of June 30, 2020 and December 31, 2019 was $24.4 million and $8.4 million, respectively. The increase from year end was due to the adoption of CECL. The adequacy of the reserve for unfunded commitments is determined monthly based on methodology similar to the methodology for determining the allowance for credit losses. For the six months ended June 30, 2020 and 2019, net adjustments to the reserve for unfunded commitments were a benefit of $8.0 million and an expense of $950,000, respectively, and were included in other non-interest expense.

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. Right-of-use lease assets included in premises and equipment were $34.7 million and $40.7 million at June 30, 2020 and December 31, 2019, respectively. Lease liabilities included in other liabilities were $34.8 million and $40.9 million at June 30, 2020 and December 31, 2019, respectively.

Other information related to the Company’s operating leases is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$3,443,100	$2,613,600	$6,643,600	$6,048,500
Weighted average remaining lease term			8.53 years	8.92 years
Weighted average discount rate			3.25%	3.47%

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Right-of-use lease assets	$34,680	$40,675
Premises and equipment:
Land	96,607	99,931
Buildings and improvements	306,951	309,290
Furniture, fixtures and equipment	98,383	99,343
Software	63,995	56,012
Construction in progress	6,635	6,998
Accumulated depreciation and amortization	(128,355)	(119,865)
Total premises and equipment, net	$478,896	$492,384

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.065 billion at June 30, 2020 and $1.056 billion at December 31, 2019.

During 2019, the Company recorded $131.3 million and $78.5 million of goodwill as a result of its acquisitions of Landrum and Reliance, respectively. During the first half of 2020, goodwill increased $9.2 million related to the continued assessment of the fair value and assumed tax position of the Landrum acquisition.

Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2020 or the year ended December 31, 2019. During the first quarter of 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment qualitative assessment during the first quarter and concluded no impairment existed. During the second quarter of 2020, the Company performed the annual goodwill impairment analysis and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill is not impaired.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Core deposit premiums:
Balance, beginning of year	$111,808	$79,807
Acquisitions(1)	—	42,695
Disposition of intangible asset(2)	(2,324)	—
Amortization	(6,094)	(10,694)
Balance, end of period	103,390	111,808
Books of business and other intangibles:
Balance, beginning of year	15,532	11,527
Acquisitions(3)	—	5,116
Disposition of intangible asset	(413)	—
Amortization	(686)	(1,111)
Balance, end of period	14,433	15,532
Total other intangible assets, net	$117,823	$127,340
_________________________
(1) Core deposit premiums of $24.3 million and $18.4 million were recorded during 2019 as part of the Landrum and Reliance acquisitions, respectively. See Note 2, Acquisitions, for additional information on acquisitions completed in 2019.
(2) Adjustments recorded for the premiums on certain deposit liabilities associated with the sale of the Texas Branches and Colorado Branches.
(3) The Company recorded $5.1 million during 2019 primarily related to the wealth management operations acquired from Landrum. See Note 2, Acquisitions, for additional information on acquisitions completed in 2019.

The carrying basis and accumulated amortization of the Company’s other intangible assets at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Core deposit premiums:
Gross carrying amount	$146,355	$148,679
Accumulated amortization	(42,965)	(36,871)
Core deposit premiums, net	103,390	111,808
Books of business and other intangibles:
Gross carrying amount	19,938	20,350
Accumulated amortization	(5,505)	(4,818)
Books of business and other intangibles, net	14,433	15,532
Total other intangible assets, net	$117,823	$127,340

The Company’s estimated remaining amortization expense on other intangible assets as of June 30, 2020 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2020	$6,714
	2021	13,379
	2022	13,327
	2023	13,044
	2024	12,141
	Thereafter	59,218
	Total	$117,823

NOTE 9: TIME DEPOSITS

Time deposits included approximately $2.09 billion and $2.15 billion of certificates of deposit of $100,000 or more, at June 30, 2020, and December 31, 2019, respectively. Of this total approximately $1.1 billion and $837.3 million of certificates of deposit were over $250,000 at June 30, 2020 and December 31, 2019, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Income taxes currently payable	$9,391	$12,757	$31,671	$23,074
Deferred income taxes	6,202	2,859	4,616	4,940
Provision for income taxes	$15,593	$15,616	$36,287	$28,014

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Loans acquired	$13,756	$20,783
Allowance for credit losses	57,244	16,732
Valuation of foreclosed assets	2,636	2,626
Tax NOLs from acquisition	16,816	18,118
Deferred compensation payable	2,890	2,750
Accrued equity and other compensation	6,845	6,677
Acquired securities	—	3,393
Right-of-use lease liability	8,738	10,221
Allowance for unfunded commitments	6,122	—
Other	5,655	7,886
Gross deferred tax assets	120,702	89,186
Deferred tax liabilities:
Goodwill and other intangible amortization	(39,876)	(41,221)
Accumulated depreciation	(36,731)	(36,554)
Right-of-use lease asset	(8,701)	(10,176)
Unrealized gain on available-for-sale securities	(16,183)	(3,720)
Deferred loan fees and costs	(2,884)	(3,018)
Acquired securities	(820)	—
Other	(5,113)	(4,633)
Gross deferred tax liabilities	(110,308)	(99,322)

Net deferred tax asset (liability)	$10,394	$(10,136)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Computed at the statutory rate (21%)	$15,620	$14,955	$36,180	$27,575
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2,296	1,420	4,359	2,765
Discrete items related to ASU 2016-09	43	(81)	69	(107)
Tax exempt interest income	(1,421)	(1,024)	(2,842)	(1,985)
Tax exempt earnings on BOLI	(212)	(215)	(531)	(394)
Federal tax credits	(1,034)	(729)	(2,068)	(1,458)
Other differences, net	301	1,290	1,120	1,618
Actual tax provision	$15,593	$15,616	$36,287	$28,014

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $77.8 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company, of which $46.8 million is related to the Reliance acquisition that closed during second quarter 2019. All of the acquired Reliance net operating losses are expected to be fully utilized by 2027, with the remaining acquired net operating loss carryforwards expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $335.2 million and $133.2 million at June 30, 2020 and December 31, 2019, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2020
Repurchase agreements:
U.S. Government agencies	$335,230	$—	$—	$—	$335,230

December 31, 2019
Repurchase agreements:
U.S. Government agencies	$133,220	$—	$—	$—	$133,220

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2020 and December 31, 2019 consisted of the following components:

	June 30,	December 31,
(In thousands)	2020	2019
Other Borrowings
FHLB advances, net of discount, due 2020 to 2034, 0.23% to 7.37% secured by real estate loans	$1,359,532	$1,262,691
Other long-term debt	34,157	34,908
Total other borrowings	1,393,689	1,297,599

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,094	25,015
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,013	3,004
Other subordinated debentures, due 12/31/2036, floating rate of prime rate minus 1.1%, reset quarterly	—	5,927
Unamortized debt issuance costs	(2,825)	(3,008)
Total subordinated notes and debentures	382,604	388,260
Total other borrowings and subordinated debt	$1,776,293	$1,685,859

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

The Company assumed subordinated debt of $33.9 million in connection with the Landrum acquisition in October 2019, of which $5.9 million was repaid during second quarter of 2020.

At June 30, 2020, the Company had $1.35 billion of FHLB advances outstanding with original or expected maturities of one year or less, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at June 30, 2020 have maturity dates of ten years to fifteen years with lockout periods that have expired and, as a result, are considered and monitored by the Company as short-term advances. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

The Company had total FHLB advances of $1.36 billion at June 30, 2020, with approximately $2.8 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $6.1 billion at June 30, 2020.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at June 30, 2020. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at June 30, 2020, are as follows:

Year	(In thousands)
Remainder of 2020	$1,193
2021	2,860
2022	2,027
2023	1,758
2024	2,399
Thereafter	416,056
Total	$426,293

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

During the six months ended June 30, 2020, the Company repurchased 4,922,336 shares at an average price of $18.96 under the Program. No shares have been repurchased under the Program since March 31, 2020. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company had no repurchases of its common stock during the three and six month periods ended June 30, 2019.

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At June 30, 2020, Simmons Bank had approximately $165.1 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019). Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of June 30, 2020, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.85% at June 30, 2020.

NOTE 16: STOCK-BASED COMPENSATION

The Company’s Board of Directors has adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awards of stock appreciation rights, stock awards or units, or performance shares granted to directors, officers and other key employees.

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the six months ended June 30, 2020:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2020	692	$22.46	21	$23.19	1,152	$26.79
Granted	—	—	—	—	480	22.37
Stock options exercised	(1)	10.71	—	—	—	—
Stock awards/units vested (earned)	—	—	(5)	21.15	(386)	26.07
Forfeited/expired	(33)	22.49	—	—	(62)	26.66

Balance, June 30, 2020	658	$22.48	16	$23.75	1,184	$25.23

Exercisable, June 30, 2020	658	$22.48

The following table summarizes information about stock options under the plans outstanding at June 30, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	1.55	$9.46	1	$9.46
10.65	—	10.65	3	2.58	10.65	3	10.65
20.29	—	20.29	66	3.70	20.29	66	20.29
20.36	—	20.36	2	4.38	20.36	2	20.36
22.20	—	22.20	74	3.63	22.20	74	22.20
22.75	—	22.75	412	4.39	22.75	412	22.75
23.51	—	23.51	93	4.80	23.51	93	23.51
24.07	—	24.07	7	5.21	24.07	7	24.07
$9.46	—	$24.07	658	4.29	$22.48	658	$22.48

The table below summarizes the Company’s performance stock unit activity for the six months ended June 30, 2020:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2020	199
Granted	116
Vested (earned)	(80)
Forfeited	(18)
Non-vested, June 30, 2020	217

Stock-based compensation expense was $7,577,000 and $6,249,000 during the six months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2020. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $21,925,000 at June 30, 2020. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.9 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2020 was $28,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $17.11 as of June 30, 2020, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the six months ended June 30, 2020 and June 30, 2019, was $6,000 and $5,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2020 and 2019.

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

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income available to common stockholders	$58,789	$55,598	$136,012	$103,293

Average common shares outstanding	108,982	96,098	110,936	94,318
Average potential dilutive common shares	148	270	148	270
Average diluted common shares	109,130	96,368	111,084	94,588

Basic earnings per share	$0.54	$0.58	$1.23	$1.10
Diluted earnings per share	$0.54	$0.58	$1.22	$1.09

There were approximately 653,718 stock options excluded from the three and six months ended June 30, 2020 earnings per share calculations due to the average market prices of the Company’s common stock exceeding the related stock option exercise prices. There were 6,610 stock options excluded from the three months ended June 30, 2019 earnings per share calculation due to the average market price of the Company’s stock exceeding the related stock option exercise price. There were no stock options excluded from the earnings per share calculation for the six months ended June 30, 2019 due to the related exercise price exceeding the average market price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2020	2019
Interest paid	$72,146	$87,841
Income taxes paid (refunded)	3,196	28,253
Transfers of loans to foreclosed assets held for sale	1,147	1,506
Transfers of premises to foreclosed assets and other real estate owned	3,120	444
Transfers of premises to premises held for sale	1,072	—
Transfers of other real estate owned to premises held for sale	3,504	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	—	32,757
Transfers of loans to other assets held for sale	114,925	—
Transfers of deposits to other liabilities held for sale	58,405	—

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and six months ended June 30, 2020 was $9.8 million and $22.6 million, respectively, which included the $8.1 million gains on sale of the Texas Branch Sale and Colorado Branch Sale. Other income for the three and six months ended June 30, 2019 was $6.1 million and $10.2 million, respectively.

Other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Professional services	$3,921	$3,492	$9,750	$7,815
Postage	1,769	1,445	4,005	3,171
Telephone	2,450	1,480	4,635	3,099
Credit card expense	4,582	3,762	8,964	7,622
Marketing	3,528	2,436	7,913	5,493
Software and technology	10,024	5,580	19,469	10,076
Operating supplies	828	560	1,764	1,178
Amortization of intangibles	3,369	2,947	6,782	5,588
Branch right sizing expense	1,721	2,887	1,959	2,932
Other expense	2,459	8,278	8,198	15,955
Total other operating expenses	$34,651	$32,867	$73,439	$62,929

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

NOTE 21: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers primarily throughout Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas, along with credit card loans to customers throughout the United States. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At June 30, 2020, the Company had outstanding commitments to extend credit aggregating approximately $670,546,000 and $2,933,075,000 for credit card commitments and other loan commitments, respectively. At December 31, 2019, the Company had outstanding commitments to extend credit aggregating approximately $634,788,000 and $3,991,931,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $63,279,000 and $71,074,000 at June 30, 2020, and December 31, 2019, respectively, with terms ranging from 9 months to 15 years. At June 30, 2020 and December 31, 2019, the Company had no deferred revenue under standby letter of credit agreements.

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

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Topic 820 describes three levels of inputs that may be used to measure fair value:

•Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities.
•Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Available-for-sale securities
U.S. Government agencies	$210,921	$—	$210,921	$—
Mortgage-backed securities	1,154,086	—	1,154,086	—
State and political subdivisions	1,054,068	—	1,054,068	—
Other securities	77,821	—	77,821	—
Other assets held for sale	399	—	—	399
Derivative asset	44,702	—	44,702	—
Derivative liability	(45,080)	—	(45,080)	—

December 31, 2019
Available-for-sale securities
U.S. Treasury	$449,729	$449,729	$—	$—
U.S. Government agencies	194,249	—	194,249	—
Mortgage-backed securities	1,742,945	—	1,742,945	—
States and political subdivisions	880,524	—	880,524	—
Other securities	20,896	—	20,896	—
Other assets held for sale	260,332	—	—	260,332
Derivative asset	14,903	—	14,903	—
Other liabilities held for sale	(159,853)	—	—	(159,853)
Derivative liability	(12,650)	—	(12,650)	—

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2020 and December 31, 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$47,585	$—	$—	$47,585
Foreclosed assets and other real estate owned (1)	2,995	—	—	2,995

December 31, 2019
Individually assessed loans (1) (2) (collateral-dependent)	$49,190	$—	$—	$49,190
Foreclosed assets and other real estate owned (1)	18,798	—	—	18,798
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $8,283,000 and $1,297,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2020 and December 31, 2019, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets:
Cash and cash equivalents	$2,545,160	$2,545,160	$—	$—	$2,545,160
Interest bearing balances due from banks - time	4,561	—	4,561	—	4,561
Held-to-maturity securities	51,720	—	53,751	—	53,751
Mortgage loans held for sale	120,034	—	—	120,034	120,034
Interest receivable	79,772	—	79,772	—	79,772
Loans, net	14,375,257	—	—	14,420,889	14,420,889

Financial liabilities:
Non-interest bearing transaction accounts	4,608,098	—	4,608,098	—	4,608,098
Interest bearing transaction accounts and savings deposits	8,978,045	—	8,978,045	—	8,978,045
Time deposits	3,029,975	—	—	3,046,955	3,046,955
Federal funds purchased and securities sold under agreements to repurchase	387,025	—	387,025	—	387,025
Other borrowings	1,393,689	—	1,504,732	—	1,504,732
Subordinated notes and debentures	382,604	—	402,716	—	402,716
Interest payable	10,473	—	10,473	—	10,473

December 31, 2019
Financial assets:
Cash and cash equivalents	$996,623	$996,623	$—	$—	$996,623
Interest bearing balances due from banks - time	4,554	—	4,554	—	4,554
Held-to-maturity securities	40,927	—	41,855	—	41,855
Mortgage loans held for sale	58,102	—	—	58,102	58,102
Interest receivable	62,707	—	62,707	—	62,707
Loans, net	14,357,460	—	—	14,290,188	14,290,188

Financial liabilities:
Non-interest bearing transaction accounts	3,741,093	—	3,741,093	—	3,741,093
Interest bearing transaction accounts and savings deposits	9,090,878	—	9,090,878	—	9,090,878
Time deposits	3,276,969	—	—	3,270,333	3,270,333
Federal funds purchased and securities sold under agreements to repurchase	150,145	—	150,145	—	150,145
Other borrowings	1,297,599	—	1,298,011	—	1,298,011
Subordinated debentures	388,260	—	397,088	—	397,088
Interest payable	12,898	—	12,898	—	12,898

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

	June 30, 2020		December 31, 2019
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$445,660	$44,702	$401,969	$14,903
Derivative liabilities	455,010	45,080	387,075	12,650

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $52.2 million as of June 30, 2020.

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

The outstanding notional value as of June 30, 2020 for energy hedging Customer Sell to Company swaps were $12.6 million and the corresponding Company Sell to Dealer swaps were $12.6 million and the corresponding net fair value of the derivative asset and derivative liability was $514,800.

NOTE 24: RECENT EVENTS

The coronavirus (COVID-19) pandemic has placed significant health, economic and other major pressure on the communities the Company serves, the United States and the entire world. In March 2020, Congress passed the CARES Act, which is designed to provide comprehensive relief to individuals and businesses following the unprecedented impact of the COVID-19 pandemic. The Company has implemented a number of procedures in response to the pandemic to support the safety and well being of its employees, customers and shareholders that continue through the date of filing this report. Some of the implemented procedures include:

•Addressing the safety of the Company’s 226 branches, following local, state, and federal guidelines. In March, the Company announced the temporary closure of 52 branches and increased its focus on the enhanced digital banking experience. Many of the branches have now been reopened, however we will continue to review our branch network;
•Holding regular executive and pandemic task force meetings to address issues that change rapidly;
•Implementing business continuity plans to help ensure that customers have adequate access to banking services;
•Providing extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days or more past due at December 31, 2019. Through June 30, 2020, the Company has modified more than 4,600 loans totaling approximately $3.3 billion; and
•Participating in both appropriations of the CARES Act Paycheck Protection Program (“PPP”) that provides 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions during this crisis. The Company originated over 7,800 PPP loans with a balance of $963.7 million at June 30, 2020.

The Company continues to closely monitor this pandemic and expects to make future changes to respond to the pandemic as this situation continues to evolve. Further economic downturns accompanying this pandemic, or a delayed economic recovery from this pandemic, could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) as of June 30, 2020, and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, and cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the condensed consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of Topic 326.

 /s/ BKD, LLP

Little Rock, Arkansas
August 6, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2020 was $58.8 million, or $0.54 diluted earnings per share, an increase of $3.2 million and a decrease of $0.04, respectively, compared to the second quarter of 2019. Included in both second quarter 2020 and 2019 results were non-core items related to our acquisitions, early retirement programs and branch right sizing initiatives. Also included in our 2020 results are the gains associated with the Texas Branch Sale and Colorado Branch Sale. Excluding all non-core items, core earnings for the three months ended June 30, 2020 were $60.1 million, or $0.55 core diluted earnings per share, compared to $65.5 million, or $0.68 core diluted earnings per share for the three months ended June 30, 2019. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

Net income for the first six months of 2020 was $136.0 million, or $1.22 diluted earnings per share, compared to $103.3 million, or $1.09 diluted earnings per share, for the same period in 2019. Excluding the non-core items, year-to-date core earnings were $134.0 million, an increase of $19.5 million compared to the same period in prior year. Core diluted earnings per share for the first half of 2020 were $1.21, equal to the same period in 2019. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

We completed the acquisition of The Landrum Company, including its wholly-owned bank subsidiary, Landmark Bank, in October 2019. The systems conversion of Landmark Bank was completed during February 2020. See Note 2, Acquisitions, in the accompanying Condensed Notes to Consolidated Financial Statements for additional information related to this acquisition.

On February 28, 2020, we completed the Texas Branch Sale of five Simmons Bank locations in Austin, San Antonio and Tilden, Texas. Additionally, on May 18, 2020 we completed the Colorado Branch Sale of four Simmons Bank locations in Denver, Englewood, Highlands Ranch and Lone Tree, Colorado. The Company recognized a combined gain on sale of $8.1 million on the Texas Branches and Colorado Branches.

Early in 2020, we offered qualifying associates an early retirement option resulting in $493,000 of non-core expense during the second quarter. We expect ongoing net annualized savings of approximately $2.9 million from this program.

We continuously evaluate our branch network as part of our analysis of our profitability of our operations and the efficiency with which we deliver banking services to our markets. As a result of this ongoing evaluation, we closed 11 branch locations during June 2020, with estimated net annual cost savings of approximately $2.4 million related to these locations. In addition, we expect to close an additional 23 branch locations and one loan production office during the fourth quarter of 2020, with an expected net annual cost savings of approximately $6.8 million.

We have added over 38,000 new digital banking users since the end of February 2020. In March 2020, for the first time, we had more weekly transactions using digital channels than at the branches, and our mobile deposit usage has seen an increase of 75% since the end of February. During May 2020, we completed the conversion of all consumer customers to our new online platform. All consumer customers are now on the same online and mobile platforms, including acquired institutions.

Stockholders’ equity as of June 30, 2020 was $2.9 billion, book value per share was $26.64 and tangible book value per share was $15.79. Our ratio of common stockholders’ equity to total assets was 13.26% and the ratio of tangible common stockholders’ equity to tangible assets was 8.31% at June 30, 2020. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures. The Company’s Tier 1 leverage ratio of 8.78%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 12 in the Capital section of this Item).

Total loans were $14.61 billion at June 30, 2020, compared to $14.37 billion at March 31, 2020 and $13.13 billion at June 30, 2019. The increase from prior year is primarily due to the Landrum acquisition. Sequentially, total loans increased $232.6 million from the first quarter 2020. During the second quarter of 2020, we had $963.7 million in loan originations under the Paycheck Protection Program (“PPP”) of the CARES Act. See the COVID-19 Impact section below for additional information.

At June 30, 2020, the allowance for credit losses on loans was $231.6 million. We adopted the new credit loss methodology, CECL, on January 1, 2020. Upon adoption, we recorded an additional allowance for credit losses of approximately $151.4 million, an adjustment to the reserve for unfunded commitments of $24.0 million, and a related $128.1 million adjustment to retained earnings net of taxes.

Simmons First National Corporation is an Arkansas-based financial holding company that, as of June 30, 2020, has approximately $21.9 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

COVID-19 Impact

As discussed in Note 24, Recent Events, in the accompanying Condensed Notes to the Consolidated Financial Statements, we have been actively managing our response to the unfolding COVID-19 pandemic. During the first quarter, we sold approximately $1.1 billion in securities to increase liquidity in response to potential customer withdrawals of deposits as well as for anticipated funding of PPP loans. As of June 30, 2020, the Company has approximately $2.5 billion in cash and cash equivalents and is well capitalized, which management believes has allowed us to continue to approach the crisis from a position of strength.

Through June 30, 2020, we originated approximately 7,800 PPP loans with an average balance of $123,000 per loan. Approximately 93% of our PPP loans had a balance of less than $350,000 at the end of the quarter. The following table categorizes our PPP loans by outstanding balance as of June 30, 2020:

	Number of		Balance
(Dollars in thousands)	Loans	% of Loans	June 30, 2020	% of Balance
PPP loan balance less than $350,000	7,286	93%	$392,329	41%
PPP loan balance $350,000 or less than $2 million	478	6%	355,415	37%
PPP loan balance $2 million to $10 million	62	1%	215,968	22%
Total	7,826	100%	$963,712	100%

PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. As a result, excluding PPP loans from total assets, common equity to total assets was 13.9% and tangible common equity to tangible assets was 8.7% as of June 30, 2020. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

We are dedicated to supporting our customers and communities throughout this period of uncertainty. As a show of this support, we have:

•Donated masks, gloves and hand sanitizers to healthcare facilities, police and a community group delivering meals.

•Sponsored a live streaming concert from Simmons Bank Arena to benefit the Feeding America food banks and the Hunger Relief Alliance, raising over $30,000.

•Donated over $100,000 to various community support groups throughout our footprint to be used for COVID-19 response.

•Delivered food and care packages to support police, firefighters, emergency responders and healthcare workers.

We believe our associates have done a commendable job of adapting to the changes that have occurred over the past four months. We continue to operate in an uncertain environment, and we expect to continue to adjust as necessary. We have consolidated various operations to provide capacity for continued service to our customers and communities.

Further economic downturns accompanying this pandemic, or a delayed economic recovery from this pandemic, could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

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

During the first quarter of 2020, our share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on our share price and other factors, we performed an interim goodwill impairment qualitative assessment during the first quarter and concluded no impairment existed. During the second quarter of 2020, we performed our annual goodwill impairment test and concluded that it is more likely-than-not that the fair value of our goodwill continues to exceed its carrying value and therefore, goodwill is not impaired.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 16, Stock-Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 40% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 51% of our loans and 76% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2020, net interest income on a fully taxable equivalent basis was $166.0 million, an increase of $14.9 million, or 9.9%, over the same period in 2019. The increase in net interest income was primarily the result of a $17.8 million decrease in interest expense partially offset by a reduction in interest income of $2.9 million.

The reduction in interest income primarily resulted from decreases of $1.1 million and $1.7 million in interest income on loans and investment securities, respectively. During the second quarter of 2020, we generated $24.8 million of additional interest income due to an increase in loan volume, primarily from our Landrum acquisition completed during the fourth quarter 2019, while a 74 basis point decline in yield resulted in a $25.8 million decrease in interest income. The loan yield for the second quarter of 2020 was 4.84% compared to 5.58% for the same period in 2019. The PPP loan yield was approximately 2.33% (including accretion of net fees), which decreased the loan yield by 10 basis points. Excluding the PPP loans, loan yield for the second quarter 2020 was 4.94%. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the three months ended June 30, 2020 and 2019, interest income included $11.7 million and $10.2 million, respectively, for the yield accretion recognized on loans acquired.

The $17.8 million decrease in interest expense is mostly due to the decline in our deposit account rates and our FHLB borrowing rates. Interest expense decreased $21.2 million due to the decrease in yield of 78 basis points on interest-bearing deposit accounts and $1.8 million due to the decrease in yield of 52 basis points on FHLB borrowings. These decreases were partially offset by an increase of $4.4 million in deposit growth primarily due to the Landrum acquisition.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2020, net interest income on a fully taxable equivalent basis was $335.8 million, an increase of $47.1 million, or 16.3%, over the same period in 2019. The increase in net interest income was the result of a $28.9 million increase in interest income coupled with a $18.2 million decrease in interest expense.

The increase in interest income primarily resulted from a $27.2 million increase in interest income on loans and an increase of $1.6 million in interest income on investment securities. The increase in loan volume during the first six months of 2020 generated $61.2 million of additional interest income, primarily from our Landrum and Reliance acquisitions completed during 2019, while a 54 basis point decline in yield resulted in a $34.0 million decrease in interest income.

For the six months ended June 30, 2020 and 2019, interest income included $23.6 million and $16.8 million, respectively, for the yield accretion recognized on loans acquired.

The $18.2 million decrease in interest expense is mostly due to the decrease in our deposit account rates and our FHLB borrowing rates. Interest expense decreased $27.4 million due to the decrease in yield of 53 basis points on interest-bearing deposit accounts and $4.2 million due to the decrease in yield of 64 basis points on FHLB borrowings. These decreases were partially offset by an increase of $11.1 million in deposit growth primarily due to the Landrum and Reliance acquisitions completed in 2019.

Net Interest Margin

Our net interest margin decreased 52 basis points to 3.42% for the three month period ended June 30, 2020, when compared to 3.94% for the same period in 2019. Normalized for all accretion, our core net interest margin for the three months ended June 30, 2020 and 2019 was 3.18% and 3.67%, respectively. For the six month period ended June 30, 2020, our net interest margin decreased 35 basis points to 3.55% when compared to 3.90% for the same period in 2019.

The decreases in the net interest margin during the three and six months ended June 30, 2020 were primarily driven by the lower interest rate environment, additional liquidity created in response to the COVID-19 pandemic, and the lower yielding PPP loans originated during the second quarter of 2020. The impact of these items on the second quarter 2020 core net interest margin was 25 basis points, bringing the core net interest margin adjusted for PPP loans and additional liquidity to 3.43%. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

During March 2020, the Federal Open Market Committee, or FOMC, of the Federal Reserve substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. Because our interest bearing deposits are repricing more quickly in response to the substantial interest rate cuts in March 2020 than we can manage the rate decrease in our variable rate loan portfolio also caused by such cuts, we expect continued pressure on the net interest margin for the remainder of 2020.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2020 and 2019, respectively, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2020 versus June 30, 2019.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest income	$191,654	$195,241	$400,885	$373,326
FTE adjustment	2,350	1,706	4,655	3,307
Interest income – FTE	194,004	196,947	405,540	376,633
Interest expense	27,973	45,813	69,721	87,903
Net interest income – FTE	$166,031	$151,134	$335,819	$288,730

Yield on earning assets – FTE	4.00%	5.13%	4.28%	5.09%
Cost of interest bearing liabilities	0.78%	1.53%	0.98%	1.53%
Net interest spread – FTE	3.22%	3.60%	3.30%	3.56%
Net interest margin – FTE	3.42%	3.94%	3.55%	3.90%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2020 vs. 2019	2020 vs. 2019
Increase due to change in earning assets	$28,949	$74,760
Decrease due to change in earning asset yields	(31,892)	(45,853)
Decrease due to change in interest bearing liabilities	(5,670)	(13,732)
Increase due to change in interest rates paid on interest bearing liabilities	23,510	31,914
Increase in net interest income	$14,897	$47,089

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six months ended June 30, 2020 and 2019. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$2,190,878	$603	0.11	$276,370	$1,121	1.63
Investment securities - taxable	1,642,083	7,131	1.75	1,641,986	11,066	2.70
Investment securities - non-taxable	866,944	8,434	3.91	624,898	6,209	3.99
Mortgage loans held for sale	86,264	668	3.11	32,030	332	4.16
Loans	14,731,306	177,168	4.84	12,814,386	178,219	5.58
Total interest earning assets	19,517,475	194,004	4.00	15,389,670	196,947	5.13
Non-earning assets	2,304,798			1,993,202
Total assets	$21,822,273			$17,382,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$9,138,563	$7,203	0.32	$7,139,356	$20,190	1.13
Time deposits	3,057,153	10,803	1.42	3,072,246	14,606	1.91
Total interest bearing deposits	12,195,716	18,006	0.59	10,211,602	34,796	1.37
Federal funds purchased and securities sold under agreements to repurchase	392,633	337	0.35	133,242	257	0.77
Other borrowings	1,395,109	4,963	1.43	1,277,450	6,219	1.95
Subordinated debt and debentures	387,422	4,667	4.84	354,088	4,541	5.14
Total interest bearing liabilities	14,370,880	27,973	0.78	11,976,382	45,813	1.53

Non-interest bearing liabilities:
Non-interest bearing deposits	4,354,781			2,834,452
Other liabilities	216,508			207,500
Total liabilities	18,942,169			15,018,334
Stockholders’ equity	2,880,104			2,364,538
Total liabilities and stockholders’ equity	$21,822,273			$17,382,872
Net interest spread			3.22			3.60
Net interest margin		$166,031	3.42		$151,134	3.94

	Six Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$1,477,759	$3,044	0.41	$335,089	$3,275	1.97
Investment securities - taxable	1,983,134	19,883	2.02	1,683,534	23,024	2.76
Investment securities - non-taxable	883,585	16,749	3.81	608,012	12,043	3.99
Mortgage loans held for sale	64,927	949	2.94	24,922	542	4.39
Loans	14,640,082	364,915	5.01	12,265,936	337,749	5.55
Total interest earning assets	19,049,487	405,540	4.28	14,917,493	376,633	5.09
Non-earning assets	2,321,761			1,928,035
Total assets	$21,371,248			$16,845,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$9,072,133	$25,157	0.56	$6,945,274	$38,620	1.12
Time deposits	3,104,030	24,126	1.56	2,927,722	26,926	1.85
Total interest bearing deposits	12,176,163	49,283	0.81	9,872,996	65,546	1.34
Federal funds purchased and securities sold under agreements to repurchase	361,768	1,096	0.61	121,338	393	0.65
Other borrowings	1,357,677	9,840	1.46	1,251,000	13,012	2.10
Subordinated debt and debentures	387,876	9,502	4.93	354,043	8,952	5.10
Total interest bearing liabilities	14,283,484	69,721	0.98	11,599,377	87,903	1.53

Non-interest bearing liabilities:
Non-interest bearing deposits	3,978,728			2,771,435
Other liabilities	213,918			167,678
Total liabilities	18,476,130			14,538,490
Stockholders’ equity	2,895,118			2,307,038
Total liabilities and stockholders’ equity	$21,371,248			$16,845,528
Net interest spread			3.30			3.56
Net interest margin		$335,819	3.55		$288,730	3.90

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six month periods ended June 30, 2020, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$1,386	$(1,904)	$(518)	$4,011	$(4,242)	$(231)
Investment securities - taxable	1	(3,936)	(3,935)	3,659	(6,800)	(3,141)
Investment securities - non-taxable	2,358	(133)	2,225	5,243	(537)	4,706
Mortgage loans held for sale	438	(102)	336	633	(226)	407
Loans	24,766	(25,817)	(1,051)	61,214	(34,048)	27,166
Total	28,949	(31,892)	(2,943)	74,760	(45,853)	28,907

Interest expense:
Interest bearing transaction and savings accounts	4,514	(17,501)	(12,987)	9,579	(23,042)	(13,463)
Time deposits	(72)	(3,731)	(3,803)	1,551	(4,351)	(2,800)
Federal funds purchased and securities sold under agreements to repurchase	283	(203)	80	731	(28)	703
Other borrowings	534	(1,790)	(1,256)	1,036	(4,208)	(3,172)
Subordinated notes and debentures	411	(285)	126	835	(285)	550
Total	5,670	(23,510)	(17,840)	13,732	(31,914)	(18,182)
Increase (decrease) in net interest income	$23,279	$(8,382)	$14,897	$61,028	$(13,939)	$47,089

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

The provision for credit losses for the three and six month periods ended June 30, 2020, was $26.9 million and $53.0 million, respectively, compared to $7.1 million and $16.4 million for the same periods ended June 30, 2019, increases of $19.8 million and $36.7 million. The increase during the quarter ended June 30, 2020 was primarily related to updated credit loss forecast models using multiple Moody’s economic scenarios. The updates capture the possibility of a longer, more prolonged recovery to the economies that affect the loan portfolio. The increase during the six month period ended June 30, 2020 also included an additional provision related to problem energy credits, subsequently charged-off during second quarter of 2020 for a total of $32.6 million, that experienced further deterioration beginning in first quarter of 2020 and were negatively impacted by the sharp decline in commodity pricing. The remainder of the increase was related to the economic impact of the COVID-19 pandemic that is incorporated in the Company’s allowance for credit losses.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $50.2 million for the three month period ended June 30, 2020, an increase of approximately $10.3 million, or 25.8%, compared to the same period in 2019, primarily driven by increases in trust income and mortgage lending income. Conversely, we had decreases in total service charges on deposit accounts and fees of $1.8 million, or 15.2%, primarily attributable to a reduction in customer transactions related to the impact of the COVID-19 pandemic and lower gains on the sale of securities during second quarter of 2020.

For the six month period ended June 30, 2020, total non-interest income was $132.6 million, an increase of approximately $57.9 million, or 77.5%, compared to the same period in 2019. During the first half of 2020, we sold approximately $1.2 billion of investment securities resulting in a net gain of $32.5 million. The majority of the investment securities were sold in March 2020, in response to the unfolding events of the COVID-19 pandemic, as we focused on the creation of additional liquidity and strengthening our balance sheet. We used a portion of the liquidity generated by these investment security sales to fund PPP loans originated during second quarter of 2020. We plan to reinvest back into our investment portfolio when the PPP loans are repaid, subject to economic conditions and other concerns at such time. Additionally, the gains on sale from the Texas Branch Sale and Colorado Branch Sales of $8.1 million, which we consider a non-core item, contributed to the increase during 2020.

The increase in mortgage lending income in both the three and six month periods ended June 30, 2020 was a result of the current low mortgage interest rate environment as well as increased business related to our Landrum and Reliance acquisitions.

Table 5 shows non-interest income for the three and six month periods ended June 30, 2020 and 2019, respectively, as well as changes in 2020 from 2019.

Table 5: Non-Interest Income

	Three Months Ended June 30,		2020 Change from		Six Months Ended June 30,		2020 Change from
(Dollars in thousands)	2020	2019	2019		2020	2019	2019
Trust income	$7,253	$5,794	$1,459	25.2%	$14,404	$11,502	$2,902	25.2%
Service charges on deposit accounts	8,570	10,557	(1,987)	(18.8)	21,898	20,625	1,273	6.2
Other service charges and fees	1,489	1,312	177	13.5	3,077	2,601	476	18.3
Mortgage lending income	12,459	3,656	8,803	*	17,505	6,479	11,026	170.2
SBA lending income	245	895	(650)	(72.6)	541	1,392	(851)	(61.1)
Investment banking income	571	360	211	58.6	1,448	978	470	48.1
Debit and credit card fees	7,996	7,212	784	10.9	15,910	13,310	2,600	19.5
Bank owned life insurance income	1,445	1,260	185	14.7	2,743	2,055	688	33.5
Gain on sale of securities, net	390	2,823	(2,433)	(86.2)	32,485	5,563	26,922	*
Gain on sale of banking operations, net	2,204	—	2,204	*	8,093	—	8,093	*
Other income	7,605	6,065	1,540	25.4	14,517	10,221	4,296	42.0
Total non-interest income	$50,227	$39,934	$10,293	25.8%	$132,621	$74,726	$57,895	77.5%
_____________________________
* Not meaningful

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended June 30, 2020 was $25.3 million, an increase of $433,000 from the same period in 2019. Recurring fee income for the six month period ended June 30, 2020, was $55.3 million, an increase of $7.3 million from the six month period ended June 30, 2019, primarily the result of the Landrum and Reliance acquisitions completed during 2019.

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

Non-interest expense for the three months ended June 30, 2020 was $112.6 million, an increase of $1.9 million, or 1.7%, from the same period in 2019. Non-interest expense during the second quarter of 2020 included $4.0 million of pre-tax non-core items: $1.8 million of merger-related costs, $493,000 of early retirement program expenses, and $1.7 million of branch-right sizing costs. Normalizing for these non-core costs, core non-interest expense for the three months ended June 30, 2020 increased $11.2 million, or 11.4%, from the same period in 2019.

Non-interest expense for the six months ended June 30, 2020 was $238.4 million, an increase of $26.3 million, or 12.4%, from the same period in 2019. Normalizing for the non-core costs, core non-interest expense for the six months ended June 30, 2020 increased $36.1 million, or 18.3%, from the same period in 2019. See “GAAP Reconciliation of Non-GAAP Measures” below for additional discussion of non-GAAP measures.

The increases during both periods were primarily due to the incremental operating expenses from the Landrum and Reliance acquisitions completed during 2019. Also, our Next Generation Banking (“NGB”) technology initiative is well underway and the incremental software and technology expenditures of $9.4 million during the first six months of 2020 were primarily related to this initiative.

Table 6 below shows non-interest expense for the three and six month periods ended June 30, 2020 and 2019, respectively, as well as changes in 2020 from 2019.

Table 6: Non-Interest Expense

	Three Months Ended June 30,		2020 Change from		Six Months Ended June 30,		2020 Change from
(Dollars in thousands)	2020	2019	2019		2020	2019	2019
Salaries and employee benefits	$57,151	$53,196	$3,955	7.4%	$125,075	$109,208	$15,867	14.5%
Early retirement program	493	2,932	(2,439)	(83.2)	493	3,287	(2,794)	(85.0)
Occupancy expense, net	9,217	6,919	2,298	33.2	18,727	14,394	4,333	30.1
Furniture and equipment expense	6,144	4,206	1,938	46.1	11,867	7,564	4,303	56.9
Other real estate and foreclosure expense	274	591	(317)	(53.6)	599	1,228	(629)	(51.2)
Deposit insurance	2,838	2,510	328	13.1	5,313	4,550	763	16.8
Merger related costs	1,830	7,522	(5,692)	(75.7)	2,898	8,992	(6,094)	(67.8)
Other operating expenses:
Professional services	3,921	3,492	429	12.3	9,750	7,815	1,935	24.8
Postage	1,769	1,445	324	22.4	4,005	3,171	834	26.3
Telephone	2,450	1,480	970	65.5	4,635	3,099	1,536	49.6
Credit card expenses	4,582	3,762	820	21.8	8,964	7,622	1,342	17.6
Marketing	3,528	2,436	1,092	44.8	7,913	5,493	2,420	44.1
Software and technology	10,024	5,580	4,444	79.6	19,469	10,076	9,393	93.2
Operating supplies	828	560	268	47.9	1,764	1,178	586	49.8
Amortization of intangibles	3,369	2,947	422	14.3	6,782	5,588	1,194	21.4
Branch right sizing expense	1,721	2,887	(1,166)	(40.4)	1,959	2,932	(973)	(33.2)
Other expense	2,459	8,278	(5,819)	(70.3)	8,198	15,955	(7,757)	(48.6)
Total non-interest expense	$112,598	$110,743	$1,855	1.7%	$238,411	$212,152	$26,259	12.4%
_____________________________
* Not meaningful

LOAN PORTFOLIO

Our loan portfolio averaged $14.64 billion and $12.27 billion during the first six months of 2020 and 2019, respectively. As of June 30, 2020, total loans were $14.61 billion, an increase of $181.2 million from December 31, 2019. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	June 30,	December 31,
(In thousands)	2020	2019
Consumer:
Credit cards	$184,348	$204,802
Other consumer	214,024	249,195
Total consumer	398,372	453,997
Real estate:
Construction and development	2,010,256	2,248,673
Single family residential	2,207,087	2,414,753
Other commercial	6,316,444	6,358,514
Total real estate	10,533,787	11,021,940
Commercial:
Commercial	3,038,216	2,451,119
Agricultural	217,715	191,525
Total commercial	3,255,931	2,642,644
Other	418,810	307,123
Total loans before allowance for credit losses	$14,606,900	$14,425,704

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $398.4 million at June 30, 2020, or 2.7% of total loans, compared to $454.0 million, or 3.1% of total loans at December 31, 2019. The decrease in consumer loans from December 31, 2019, to June 30, 2020, was primarily due to the expected seasonal decline in our credit card portfolio.

Real estate loans consist of construction and development (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $10.53 billion at June 30, 2020, or 72.1% of total loans, compared to $11.02 billion, or 76.4%, of total loans at December 31, 2019, a decrease of $488.2 million, or 4.4%. Our C&D loans decreased by $238.4 million, or 10.6%, single family residential loans decreased by $207.7 million, or 8.6%, and CRE loans decreased by $42.1 million, or 0.7%. Real estate loans declined approximately $104.6 million due to the Colorado Branch Sale. The remaining decrease was due to less activity as a result of the pandemic and our effort to manage our real estate portfolio concentration. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $3.26 billion at June 30, 2020, or 22.3% of total loans, compared to $2.64 billion, or 18.3% of total loans at December 31, 2019, an increase of $613.3 million, or 23.2%, that is mostly in our non-agricultural commercial loan portfolio. The $963.7 million in PPP loan originations drove the increase in commercial loans during the first half of 2020.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume surged during second quarter of 2020 due to the low interest rate environment leading to an increase of $111.7 million in other loans primarily from mortgage warehouse lines of credit.

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

Total non-performing assets increased $34.9 million from December 31, 2019 to June 30, 2020. Nonaccrual loans increased by $40.2 million during the period and foreclosed assets held for sale and other real estate owned decreased by $5.0 million. The increase in nonaccrual loans was related to several energy portfolio loans that became reportable as non-performing loans since year-end. We are actively pursuing an exit of our energy lending portfolio, except for our customers who have a diversified relationship with us. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.70% at June 30, 2020, compared to 0.56% at December 31, 2019.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $4.8 million at June 30, 2020 from $5.3 million at December 31, 2019. The majority of our TDR balance remains in the commercial portfolio with the largest balance comprised of four relationships.

TDRs are individually evaluated for expected credit losses. We assess the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determine if a specific allowance for credit losses is needed.

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act and is following the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by regulatory agencies.

Through June 30, 2020, the Company has modified more than 4,600 loans totaling approximately $3.3 billion to loan customers affected by COVID-19. Of these COVID-19 loan modifications, approximately $3.1 billion are commercial loan modifications, comprised of the following industries:

(Dollars in thousands)	Loan Balance	%
Real estate rental and leasing	$1,404,416	45.0%
Accommodation and food services	743,940	23.8
Health care and social assistance	272,868	8.8
Construction	197,242	6.3
Retail trade	141,456	4.5
All other categories	362,238	11.6
Total	$3,122,160	100.0%

We return TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period, and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.59% as of June 30, 2020. Non-performing loans equaled 0.91% of total loans. Non-performing assets were 0.68% of total assets, a 15 basis point increase from December 31, 2019. The allowance for credit losses was 175% of non-performing loans. Our annualized net charge-offs to total loans for the first six months of 2020 was 0.56%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.54%. Annualized net credit card charge-offs to total credit card loans were 1.98%, compared to 1.86% during the full year 2019, and 193 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans and foreclosed assets held for sale.

Table 9: Non-performing Assets

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans (1)	$131,888	$91,723
Loans past due 90 days or more (principal or interest payments)	537	855
Total non-performing loans	132,425	92,578
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	14,111	19,121
Other non-performing assets	2,008	1,964
Total other non-performing assets	16,119	21,085
Total non-performing assets	$148,544	$113,663

Performing TDRs	$3,960	$4,411
Allowance for credit losses to non-performing loans	175%	74%
Non-performing loans to total loans	0.91%	0.64%
Non-performing assets (including performing TDRs) to total assets	0.70%	0.56%
Non-performing assets to total assets	0.68%	0.53%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $818,000 at June 30, 2020 and $902,000 at December 31, 2019.

There was no interest income on nonaccrual loans recorded for the three and six month periods ended June 30, 2020 and 2019.

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

We also include qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:

•Changes in asset quality - Adjustments related to trending credit quality metrics including delinquency, nonperforming loans, charge-offs, and risk ratings that may not be fully accounted for in the reserve factor.
•Changes in the nature and volume of the portfolio - Adjustments related to current changes in the loan portfolio that are not fully represented or accounted for in the reserve factors.
•Changes in lending and loan monitoring policies and procedures - Adjustments related to current changes in lending and loan monitoring procedures as well as review of specific internal policy compliance metrics.
•Changes in the experience, ability, and depth of lending management and other relevant staff - Adjustments to measure increasing or decreasing credit risk related to lending and loan monitoring management.
•Changes in the value of underlying collateral of collateralized loans - Adjustments related to improving or deterioration of the value of underlying collateral that are not fully captured in the reserve factors.
•Changes in and the existence and effect of any concentrations of credit - Adjustments related to credit risk of specific industries that are not fully captured in the reserve factors.
•Changes in regional and local economic and business conditions and developments - Adjustments related to expected and current economic conditions at a regional or local-level that are not fully captured within our reasonable and supportable forecast.
•Data imprecisions due to limited historical loss data - Adjustments related to limited historical loss data that is representative of the collective loan portfolio.

Loans that do not share similar risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating or that are classified as a TDR. The allowance for credit loss is determined based on several methods including estimating the fair value of the underlying collateral or the present value of expected cash flows.

An analysis of the allowance for credit losses for loans is shown in Table 10.

Table 10: Allowance for Credit Losses

(In thousands)	2020	2019
Balance, beginning of year	$68,244	$56,694

Impact of CECL adoption	151,377	—
Loans charged off:
Credit card	2,494	2,181
Other consumer	1,971	2,517
Real estate	2,220	1,633
Commercial	36,210	5,115
Total loans charged off	42,895	11,446
Recoveries of loans previously charged off:
Credit card	497	511
Other consumer	746	631
Real estate	354	300
Commercial	445	1,125
Total recoveries	2,042	2,567
Net loans charged off	40,853	8,879
Provision for credit losses	52,875	16,364
Balance, June 30	$231,643	$64,179

Loans charged off:
Credit card		2,404
Other consumer		2,490
Real estate		2,259
Commercial		18,237
Total loans charged off		25,390
Recoveries of loans previously charged off:
Credit card		510
Other consumer		1,726
Real estate		201
Commercial		142
Total recoveries		2,579
Net loans charged off		22,811
Provision for credit losses		26,876
Balance, end of year		$68,244

Provision for Credit Losses

The amount of provision added to the allowance during the three and six months ended June 30, 2020 and 2019, and for the year ended December 31, 2019, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of June 30, 2020, the allowance for credit losses reflected an increase of approximately $163.4 million from December 31, 2019 while loans increased $181.2 million over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. During the first quarter of 2020, we recorded an additional allowance for credit losses of approximately $151.4 million due to the adoption of CECL.

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

The remaining increase in the allowance for credit losses during the first six months of 2020 was predominately related to updated credit loss forecast models using multiple Moody’s economic scenarios previously discussed in Provision for Credit Losses.

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

Table 11: Allocation of Allowance for Credit Losses

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$10,979	1.3%	$4,051	1.4%
Other consumer	10,802	1.4%	1,998	1.7%
Real estate	149,471	72.1%	39,161	76.5%
Commercial	59,138	22.3%	22,863	18.3%
Other	1,253	2.9%	171	2.1%
Total	$231,643	100.0%	$68,244	100.0%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 226 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of June 30, 2020, core deposits comprised 84.1% of our total deposits.

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

Our total deposits as of June 30, 2020, were $16.62 billion, an increase of $507.2 million from December 31, 2019. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $13.6 billion at June 30, 2020, compared to $12.8 billion at December 31, 2019, an increase of $754.2 million. Total time deposits decreased $247.0 million to $3.0 billion at June 30, 2020, from $3.3 billion at December 31, 2019. We had $552.2 million and $1.1 billion of brokered deposits at June 30, 2020, and December 31, 2019, respectively. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.78 billion and $1.69 billion at June 30, 2020 and December 31, 2019, respectively. The outstanding balance for June 30, 2020 includes $1.4 billion in FHLB short-term advances; $9.5 million in FHLB long-term advances; $330.0 million in subordinated notes; $52.6 million of trust preferred securities and unamortized debt issuance costs; and $34.2 million of other long-term debt.

Most of the FHLB short-term advances outstanding at the end of the second quarter 2020 are FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at June 30, 2020 have 10 to 15 year maturity dates with lockout periods that have expired and, as a result, are considered and monitored as short-term advances. We analyze the possibility of the FHLB exercising the options along with the market expected rate outcome.

We assumed trust preferred securities and other subordinated debt in an aggregate principal amount, net of discounts, of $33.9 million related to the Landrum acquisition during 2019. During the second quarter of 2020, we repaid $5.9 million of other subordinated debt acquired from Landrum.

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

CAPITAL

Overview

At June 30, 2020, total capital was $2.90 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2020, our common equity to asset ratio was 13.26% compared to 14.06% at year-end 2019.

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

During the six month period ended June 30, 2020, we repurchased — shares at an average price of $18.96 under the Program. No shares have been repurchased since March 31, 2020. Market conditions and our capital needs will drive decisions regarding additional future stock repurchases. We had no stock repurchases during the first six months of 2019.

Cash Dividends

We declared cash dividends on our common stock of $0.34 per share for the first six months of 2020 compared to $0.32 per share for the first six months of 2019, an increase of $0.02, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2020, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at June 30, 2020 and December 31, 2019 are presented in Table 12 below:

Table 12: Risk-Based Capital

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Tier 1 capital:
Stockholders’ equity	$2,904,703	$2,988,924
CECL transition provision	130,480	—
Goodwill and other intangible assets	(1,160,385)	(1,160,079)
Unrealized gain on available-for-sale securities, net of income taxes	(54,310)	(20,891)
Total Tier 1 capital	1,820,488	1,807,954
Tier 2 capital:
Trust preferred securities and subordinated debt	382,604	388,260
Qualifying allowance for credit losses and reserve for unfunded commitments	83,780	76,644
Total Tier 2 capital	466,384	464,904
Total risk-based capital	$2,286,872	$2,272,858

Risk weighted assets	$15,362,175	$16,554,081

Assets for leverage ratio	$20,742,824	$18,852,798

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.85%	10.92%
Tier 1 leverage ratio	8.78%	9.59%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP)(1)	9.06%	N/A
Tier 1 risk-based capital ratio	11.85%	10.92%
Total risk-based capital ratio	14.89%	13.73%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
_______________________________________
(1)PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. Tier 1 leverage ratio, excluding average PPP loans is a non-GAAP measurement. See “GAAP Reconciliation of Non-GAAP Measures” below for the additional discussion of non-GAAP measures.

Regulatory Capital Changes

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (“FDIC”) (collectively, the “agencies”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three year period on a straight line basis the day-one impact of the adoption on earnings and Tier 1 capital (the “CECL Transition Provision”).

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $382.6 million is included as Tier 2 and total capital as of June 30, 2020.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “believe,” “budget,” “expect,” “foresee,” “anticipate,” “intend,” “indicate,” “target,” “estimate,” “plan,” “project,” “continue,” “contemplate,” “positions,” “prospects,” “predict,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” “might” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, acquisition strategy, balance sheet and liquidity management, NGB and other digital banking initiatives, the Company’s ability to recruit and retain key employees, the benefits associated with the Company’s early retirement program and completed and future branch closures, the adequacy of the allowance for credit losses, the ability of the Company to manage the impact of the COVID-19 pandemic, the effect of certain new accounting standards on the Company’s financial statements (including, without limitation, the CECL methodology and its anticipated effect on the provision and allowance for credit losses), income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of future litigation, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes; changes in real estate values; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; the effect of the steps the Company takes in response to COVID-19, the severity and duration of the pandemic, including whether there is a “second wave” as a result of the loosening of governmental restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein; the effects of the COVID-19 pandemic on, among other things, the Company’s operations, liquidity, and credit quality; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for key services; changes in the assumptions, forecasts, models, and methodology used to calculate the impact of CECL on the Company’s financial statements; claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic (including, among other things, the CARES Act); the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s annual report on Form 10-K for the year ended December 31, 2019, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of branches, merger related costs, early retirement program costs and the one-time costs of branch right sizing}) (non-GAAP) and core diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The tables below also present computations of certain figures that are exclusive of the impact of PPP loans: the ratios of common equity to total assets and tangible common equity to tangible assets, each adjusted for PPP loans (each non-GAAP), Tier 1 leverage ratio excluding average PPP loans (non-GAAP), core net interest income and core net interest margin, each adjusted for PPP loans and excess liquidity (each non-GAAP), and loan yield excluding PPP loans (non-GAAP).

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

We have $1.183 billion total goodwill and other intangible assets for the periods ended June 30, 2020 and December 31, 2019. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe the exclusion of PPP loans or their impact, as applicable, in expressing earnings and certain other financial measures provides a meaningful basis for period-to-period and company-to-company comparisons because PPP loans are 100% federally guaranteed and have very low interest rates. The Company’s non-GAAP financial measures that exclude PPP loans or their impact include the ratios of “common equity to total assets” and “tangible common equity to tangible assets,” each adjusted for PPP loans (each non-GAAP), “Tier 1 leverage ratio excluding average PPP loans” (non-GAAP), “core net interest income” and “core net interest margin,” each adjusted for PPP loans and excess liquidity (each non-GAAP), and “loan yield excluding PPP loans” (non-GAAP). Management believes these non-GAAP presentations will assist investors and analysts in analyzing the core financial measures of the Company, including the performance of the Company’s loan portfolio and the Company’s regulatory capital position, and predicting future performance. Management and the Board of Directors utilize these non-GAAP financial measures for financial performance reporting and investor presentations of Company performance.

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13: Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income available to common stockholders	$58,789	$55,598	$136,012	$103,293
Non-core items:
Gain on sale of branches	(2,204)	—	(8,093)	—
Merger related costs	1,830	7,522	2,898	8,992
Early retirement program	493	2,932	493	3,287
Branch right sizing	1,721	2,887	1,959	2,932
Tax effect (1)	(482)	(3,486)	716	(3,975)
Net non-core items	1,358	9,855	(2,027)	11,236
Core earnings (non-GAAP)	$60,147	$65,453	$133,985	$114,529

Diluted earnings per share(2)	$0.54	$0.58	$1.22	$1.09
Non-core items:
Gain on sale of branches	(0.02)	—	(0.07)	—
Merger related costs	0.02	0.08	0.03	0.10
Early retirement program	—	0.03	—	0.03
Branch right sizing	0.02	0.03	0.02	0.03
Tax effect (1)	(0.01)	(0.04)	0.01	(0.04)
Net non-core items	0.01	0.10	(0.01)	0.12
Core diluted earnings per share (non-GAAP)	$0.55	$0.68	$1.21	$1.21
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 14: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Other income	$9,809	$6,065	$22,610	$10,221
Gain on sale of banking operations	(2,204)	—	(8,093)	—
Core other income (non-GAAP)	$7,605	$6,065	$14,517	$10,221

Non-interest expense	$112,598	$110,743	$238,411	$212,152
Non-core items:
Merger related costs	1,830	7,522	2,898	8,992
Early retirement program	493	2,932	493	3,287
Branch right sizing	1,721	2,887	1,959	2,932
Total non-core items	4,044	13,341	5,350	15,211
Core non-interest expense (non-GAAP)	$116,642	$124,084	$243,761	$227,363

See Table 15 below for the reconciliation of tangible book value per common share.

Table 15: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	June 30,	December 31,
(In thousands, except per share data)	2020	2019
Total stockholders’ equity	$2,904,703	$2,988,924
Preferred stock	(767)	(767)
Total common stockholders’ equity	2,903,936	2,988,157
Intangible assets:
Goodwill	(1,064,765)	(1,055,520)
Other intangible assets	(117,823)	(127,340)
Total intangibles	(1,182,588)	(1,182,860)
Tangible common stockholders’ equity	$1,721,348	$1,805,297
Shares of common stock outstanding	108,994,389	113,628,601

Book value per common share	$26.64	$26.30

Tangible book value per common share (non-GAAP)	$15.79	$15.89

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Total common stockholders’ equity	$2,903,936	$2,988,157
Intangible assets:
Goodwill	(1,064,765)	(1,055,520)
Other intangible assets	(117,823)	(127,340)
Total intangibles	(1,182,588)	(1,182,860)
Tangible common stockholders’ equity	$1,721,348	$1,805,297

Total assets	$21,903,684	$21,259,143
Intangible assets:
Goodwill	(1,064,765)	(1,055,520)
Other intangible assets	(117,823)	(127,340)
Total intangibles	(1,182,588)	(1,182,860)
Tangible assets	$20,721,096	$20,076,283

Paycheck Protection Program (“PPP”) loans	(963,712)
Total assets less PPP loans	$20,939,972
Tangible assets less PPP loans	$19,757,384

Ratio of common equity to assets	13.26%	14.06%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.31%	8.99%
Ratio of common equity to assets less PPP loans (non-GAAP)	13.87%
Ratio of tangible common equity to tangible assets less PPP loans (non-GAAP)	8.71%

See Table 17 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 17: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended June 30, 2020
Total Tier 1 capital	$1,820,488

Adjusted average assets for leverage ratio	$20,742,824
Average PPP loans	(645,172)
Adjusted average assets less average PPP loans	$20,097,652

Tier 1 leverage ratio	8.78%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.06%

See Table 18 below for the calculation of core net interest margin and core net interest margin adjusted for PPP loans and additional liquidity for the periods presented.

Table 18: Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net interest income	$163,681	$149,428	$331,164	$285,423
FTE adjustment	2,350	1,706	4,655	3,307
Fully tax equivalent net interest income	166,031	151,134	335,819	288,730
Total accretable yield	(11,723)	(10,162)	(23,560)	(16,822)
Core net interest income	$154,308	$140,972	$312,259	$271,908
PPP loan and excess liquidity interest income	(5,623)
Core net interest income adjusted for PPP loans and additional liquidity	$148,685

Average earning assets – quarter-to-date	$19,517,475	$15,389,670	$19,049,487	$14,917,493
Average PPP loan balance and additional liquidity	(2,071,411)
Average earning assets adjusted for PPP loans and additional liquidity	$17,446,064

Net interest margin	3.42%	3.94%	3.55%	3.90%
Core net interest margin (non-GAAP)	3.18%	3.67%	3.30%	3.68%
Core net interest margin adjusted for PPP loans and additional liquidity (non-GAAP)	3.43%

See Table 19 below for the calculation of loan yield excluding PPP loans for the period presented.

Table 19: Reconciliation of Loan Yield Excluding PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended June 30, 2020
Loan interest income	$177,168
PPP loan interest income	(3,733)
Loan interest income excluding PPP loans	$173,435

Average loan balance	$14,731,306
Average PPP loan balance	(645,172)
Average loan balance excluding PPP loans	$14,086,134

Loan yield	4.84%
Loan yield excluding PPP loans (non-GAAP)	4.94%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2020, undivided profits of Simmons Bank were approximately $466.8 million, of which approximately $165.1 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $2.8 billion of these lines of credit are currently available, if needed, for liquidity.

A third source of liquidity is that we have the ability to access large wholesale deposits from both the public and private sector to fund short-term liquidity needs.

A fourth source of liquidity is the retail deposits available through our network of financial centers throughout Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

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

As of June 30, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 3.90% and 8.09%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of (0.44)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of June 30, 2020, is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2020:

Table 20: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	8.09%
Up 100 basis points	3.90%
Down 25 basis points	(0.44)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although we have business continuity plans and other safeguards in place, the COVID-19 pandemic and responses to it have impacted, and are likely to continue to adversely impact, our operations, as well as those of our customers and third-party vendors, due to, among other things, significant and widespread disruption in our usual methods of working caused by social distancing, quarantines, and other restrictions. Many responses to the COVID-19 pandemic have adversely impacted the economy and forced temporary closures of nonessential businesses, and as a result the businesses of many of our customers have been adversely impacted, which could materially adversely impact our business, financial condition and results of operations. Additionally, changes due to COVID-19 may have adverse impacts on the Company’s business due to reduced effectiveness of operations, unavailability of personnel (including due to illness), and increased cybersecurity risks related to use of remote technology. We may experience financial losses and declines in our financial condition due to a number of factors associated with the pandemic, including, among other things, deteriorations in credit quality, past due loans, and charge offs resulting from difficulties faced by our hospitality, retail, restaurant, energy, and other borrowers as a result of the pandemic and responses to it. We may also become subject to litigation or government action arising from our participation in and administration of programs related to the pandemic (including, among other things, the PPP loan program authorized by the CARES Act) that could have significant effects on the Company, its financial condition and its operations. The ultimate severity of these impacts will depend on future developments, including, among other things, how long the pandemic lasts and when restrictions imposed on businesses and individuals are fully lifted, which, at this time, are unknown. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact, including additional shelter-in-place orders. There can be no assurance that any efforts by the Company to address the adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, or as a result of changes in the behavior of customers, businesses and their employees.

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

During the quarter ended June 30, 2020, we repurchased restricted stock in connection with employee tax withholding obligations under employee compensation plans. Information concerning our purchases of common stock is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	$76,560,000
May 1, 2020 - May 31, 2020	147	17.02	—	$76,560,000
June 1, 2020 - June 30, 2020	—	—	—	$76,560,000
Total	147	$17.02	—
_______________________________________
(1)Total number of shares purchased consists of 147 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation for March 4, 2019 (File No. 333-229378)).

2.2	Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for July 30, 2019 (File No. 000-06253)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on October 29, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 1, 2019 (File No. 000-06253)).

Exhibit No.	Description
3.2	As Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-233559) filed by Simmons First National Corporation on August 30, 2019 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

10.1	Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan, effective as of July 1, 2020 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Amendment No. 1 to Current Report on Form 8-K filed April 7, 2020 (File No. 000-06253)).
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of BKD, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
________________________________________________________________________________________________________
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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 6, 2020	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	August 6, 2020	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President, Chief Financial Officer,
Chief Operating Officer and Treasurer

Date:	August 6, 2020	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer