Form 10-Q
period 2020-09-30
SIMMONS FIRST NATIONAL CORP
filed 2020-11-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares outstanding of the Registrant’s Common Stock as of November 2, 2020, was 108,845,891.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2020

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2020 and December 31, 2019

	September 30,	December 31,
(In thousands, except share data)	2020	2019
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$382,691	$277,208
Interest bearing balances due from banks and federal funds sold	2,139,440	719,415
Cash and cash equivalents	2,522,131	996,623
Interest bearing balances due from banks - time	4,061	4,554
Investment securities:
Held-to-maturity, net of allowance for credit losses of $373 at September 30, 2020	47,102	40,927
Available-for-sale, net of allowance for credit losses of $1,208 at September 30, 2020 (amortized cost of $2,556,808 and $3,263,151 at September 30, 2020 and December 31, 2019, respectively)	2,607,288	3,288,343
Total investments	2,654,390	3,329,270
Mortgage loans held for sale	192,729	58,102
Other assets held for sale	389	260,332
Loans	14,017,442	14,425,704
Allowance for credit losses on loans	(248,251)	(68,244)
Net loans	13,769,191	14,357,460
Premises and equipment	470,491	492,384
Premises held for sale	4,486	—
Foreclosed assets and other real estate owned	12,590	19,121
Interest receivable	77,352	62,707
Bank owned life insurance	257,718	254,152
Goodwill	1,075,305	1,055,520
Other intangible assets	114,460	127,340
Other assets	282,102	241,578
Total assets	$21,437,395	$21,259,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$4,451,385	$3,741,093
Interest bearing transaction accounts and savings deposits	8,993,255	9,090,878
Time deposits	2,802,007	3,276,969
Total deposits	16,246,647	16,108,940
Federal funds purchased and securities sold under agreements to repurchase	313,694	150,145
Other borrowings	1,342,769	1,297,599
Subordinated debentures	382,739	388,260
Other liabilities held for sale	—	159,853
Accrued interest and other liabilities	209,305	165,422
Total liabilities	18,495,154	18,270,219

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at September 30, 2020 and December 31, 2019	767	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at September 30, 2020 and December 31, 2019; 109,023,781 and 113,628,601 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,090	1,136
Surplus	2,032,372	2,117,282
Undivided profits	866,503	848,848
Accumulated other comprehensive income	41,509	20,891
Total stockholders’ equity	2,942,241	2,988,924
Total liabilities and stockholders’ equity	$21,437,395	$21,259,143

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$163,180	$179,971	$527,656	$517,533
Interest bearing balances due from banks and federal funds sold	623	1,586	3,667	4,861
Investment securities	14,910	14,467	47,326	46,414
Mortgage loans held for sale	1,012	382	1,961	924
TOTAL INTEREST INCOME	179,725	196,406	580,610	569,732

INTEREST EXPENSE
Deposits	16,206	36,936	65,489	102,482
Federal funds purchased and securities sold under agreements to repurchase	335	249	1,431	642
Other borrowings	4,943	5,381	14,783	18,393
Subordinated notes and debentures	4,631	4,576	14,133	13,528
TOTAL INTEREST EXPENSE	26,115	47,142	95,836	135,045

NET INTEREST INCOME	153,610	149,264	484,774	434,687
Provision for credit losses	22,981	21,973	68,030	38,337

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	130,629	127,291	416,744	396,350

NON-INTEREST INCOME
Trust income	6,744	6,108	21,148	17,610
Service charges on deposit accounts	10,385	10,825	32,283	31,450
Other service charges and fees	1,764	1,308	4,841	3,909
Mortgage lending income	13,971	4,509	31,476	10,988
SBA lending income	304	956	845	2,348
Investment banking income	557	513	2,005	1,491
Debit and credit card fees	8,850	7,059	24,760	20,369
Bank owned life insurance income	1,591	1,302	4,334	3,357
Gain on sale of securities, net	22,305	7,374	54,790	12,937
Other income	5,380	44,721	27,990	54,942
TOTAL NON-INTEREST INCOME	71,851	84,675	204,472	159,401

NON-INTEREST EXPENSE
Salaries and employee benefits	61,144	52,065	186,712	164,560
Occupancy expense, net	9,647	8,342	28,374	22,736
Furniture and equipment expense	6,231	4,898	18,098	12,462
Other real estate and foreclosure expense	602	1,125	1,201	2,353
Deposit insurance	2,244	—	7,557	4,550
Merger related costs	902	2,556	3,800	11,548
Other operating expenses	38,179	37,879	119,618	100,808
TOTAL NON-INTEREST EXPENSE	118,949	106,865	365,360	319,017

INCOME BEFORE INCOME TAXES	83,531	105,101	255,856	236,734
Provision for income taxes	17,633	23,275	53,920	51,289

NET INCOME	65,898	81,826	201,936	185,445
Preferred stock dividends	13	—	39	326
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$65,885	$81,826	$201,897	$185,119
BASIC EARNINGS PER SHARE	$0.60	$0.85	$1.83	$1.95
DILUTED EARNINGS PER SHARE	$0.60	$0.84	$1.83	$1.94
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
NET INCOME	$65,898	$81,826	$201,936	$185,445

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding gains arising during the period on available-for-sale securities	4,975	18,736	82,703	79,547
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	—	—	—	2,547
Less: Reclassification adjustment for realized gains included in net income	22,305	7,374	54,790	12,937
Other comprehensive (loss) income, before tax effect	(17,330)	11,362	27,913	69,157
Less: Tax effect of other comprehensive (loss) income	(4,529)	2,969	7,295	18,074

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(12,801)	8,393	20,618	51,083

COMPREHENSIVE INCOME	$53,097	$90,219	$222,554	$236,528

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019

(In thousands)	September 30, 2020	September 30, 2019
	(Unaudited)
OPERATING ACTIVITIES
Net income	$201,936	$185,445
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,590	25,462
Provision for credit losses	68,030	38,337
Gain on sale of investments	(54,790)	(12,937)
Net accretion of investment securities and assets	(43,286)	(35,272)
Net amortization on borrowings	406	273
Stock-based compensation expense	10,750	9,316
Gain on sale of premises and equipment, net of impairment	(33)	—
Gain on sale of foreclosed assets held for sale	(475)	(16)
Gain on sale of mortgage loans held for sale	(28,994)	(14,196)
Loss on sale of loans	—	4,451
Gain on sale of Visa, Inc. class B common stock	—	(42,860)
Gain on sale of other intangibles	(301)	—
Gain on sale of branches	(8,094)	—
Fair value write-down of closed branches	1,465	—
Deferred income taxes	2,920	10,933
Income from bank owned life insurance	(4,983)	(3,438)
Originations of mortgage loans held for sale	(851,356)	(499,178)
Proceeds from sale of mortgage loans held for sale	745,723	490,674
Changes in assets and liabilities:
Interest receivable	(15,601)	(679)
Lease right-of-use assets	8,147	(1,370)
Other assets	(7,009)	13,325
Accrued interest and other liabilities	35,549	10,881
Income taxes payable	(20,206)	18,722
Net cash provided by operating activities	76,388	197,873

INVESTING ACTIVITIES
Net collections (originations) of loans	243,826	(299,013)
Proceeds from sale of loans	32,742	104,587
Decrease in due from banks - time	493	395
Purchases of premises and equipment, net	(22,697)	(37,523)
Proceeds from sale of premises and equipment	123	—
Proceeds from sale of foreclosed assets held for sale	9,705	16,139
Proceeds from sale of available-for-sale securities	1,717,364	543,400
Proceeds from maturities of available-for-sale securities	2,218,259	412,006
Purchases of available-for-sale securities	(3,169,534)	(592,165)
Proceeds from maturities of held-to-maturity securities	10,520	29,179
Purchases of held-to-maturity securities	(16,997)	—
Proceeds from bank owned life insurance death benefits	1,425	1,310
Disposition of assets and liabilities held for sale	181,271	1,245
Purchase of Reliance Bancshares, Inc.	—	(37,017)
Net cash provided by investing activities	1,206,500	142,543

FINANCING ACTIVITIES
Net change in deposits	191,714	(156,010)
Repayments of subordinated debentures	(5,927)	—
Dividends paid on preferred stock	(39)	(326)
Dividends paid on common stock	(56,141)	(45,722)
Net change in other borrowed funds	45,170	(404,455)
Net change in federal funds purchased and securities sold under agreements to repurchase	163,549	6,598
Net shares cancelled under stock compensation plans	(3,355)	(3,301)
Shares issued under employee stock purchase plan	956	1,312
Retirement of preferred stock	—	(42,000)
Repurchases of common stock	(93,307)	—
Net cash provided by (used in) financing activities	242,620	(643,904)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,525,508	(303,488)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	996,623	833,458

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,522,131	$529,970
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2020 and 2019

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended September 30, 2020
Balance, June 30, 2020 (Unaudited)	$767	$1,090	$2,029,383	$54,310	$819,153	$2,904,703

Comprehensive income	—	—	—	(12,801)	65,898	53,097
Stock-based compensation plans, net – 29,392 shares	—	—	2,989	—	—	2,989
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.17 per share	—	—	—	—	(18,535)	(18,535)

Balance, September 30, 2020 (Unaudited)	$767	$1,090	$2,032,372	$41,509	$866,503	$2,942,241

Three Months Ended September 30, 2019
Balance, June 30, 2019 (Unaudited)	$—	$966	$1,705,262	$15,316	$747,969	$2,469,513

Comprehensive income	—	—	—	8,393	81,826	90,219
Stock-based compensation plans, net – 23,199 shares	—	—	2,796	—	—	2,796
Dividends on common stock – $0.16 per share	—	—	—	—	(15,457)	(15,457)

Balance, September 30, 2019 (Unaudited)	$—	$966	$1,708,058	$23,709	$814,338	$2,547,071
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2020 and 2019

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Nine Months Ended September 30, 2020
Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	20,618	201,936	222,554
Stock issued for employee stock purchase plan – 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net – 273,835 shares	—	2	7,393	—	—	7,395
Stock repurchases – 4,922,336 shares	—	(49)	(93,258)	—	—	(93,307)
Dividends on preferred stock	—	—	—	—	(39)	(39)
Dividends on common stock – $0.51 per share	—	—	—	—	(56,141)	(56,141)

Balance, September 30, 2020 (Unaudited)	$767	$1,090	$2,032,372	$41,509	$866,503	$2,942,241

Nine Months Ended September 30, 2019
Balance, December 31, 2018	$—	$923	$1,597,944	$(27,374)	$674,941	$2,246,434

Comprehensive income	—	—	—	51,083	185,445	236,528
Stock issued for employee stock purchase plan – 60,413 shares	—	1	1,311	—	—	1,312
Stock-based compensation plans, net – 206,176 shares	—	2	6,013	—	—	6,015
Stock issued for Reliance acquisition – 3,999,623 shares	42,000	40	102,790	—	—	144,830
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Dividends on preferred stock	—	—	—	—	(326)	(326)
Dividends on common stock – $0.48 per share	—	—	—	—	(45,722)	(45,722)

Balance, September 30, 2019 (Unaudited)	$—	$966	$1,708,058	$23,709	$814,338	$2,547,071

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 226 financial centers as of September 30, 2020, located throughout market areas in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Recently Issued Accounting Standards

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). As of September 30, 2020, the Company has not made any modifications to hedges or other instruments that reference an interest rate that is expected to be discontinued.

Income Taxes – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, iii) accounting for tax law changes and year-to-date losses in interim periods, and iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

Goodwill of $151.1 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Landrum acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landrum	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$215,285	$—	$215,285
Due from banks - time	248	—	248
Investment securities	1,021,755	4,228	1,025,983
Loans acquired	2,049,137	(43,651)	2,005,486
Allowance for loan losses	(22,736)	22,736	—
Foreclosed assets	373	(183)	190
Premises and equipment	63,878	18,781	82,659
Bank owned life insurance	19,206	—	19,206
Goodwill	407	(407)	—
Core deposit intangible	—	24,345	24,345
Other intangibles	412	4,704	5,116
Other assets	33,924	(13,290)	20,634
Total assets acquired	$3,381,889	$17,263	$3,399,152

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$716,675	$—	$716,675
Interest bearing transaction accounts and savings deposits	1,465,429	—	1,465,429
Time deposits	867,197	299	867,496
Total deposits	3,049,301	299	3,049,600
Other borrowings	10,055	—	10,055
Subordinated debentures	34,794	(877)	33,917
Accrued interest and other liabilities	31,057	9,869	40,926
Total liabilities assumed	3,125,207	9,291	3,134,498
Equity	256,682	(256,682)	—
Total equity assumed	256,682	(256,682)	—
Total liabilities and equity assumed	$3,381,889	$(247,391)	$3,134,498
Net assets acquired			264,654
Purchase price			415,779
Goodwill			$151,125

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

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity

September 30, 2020
Mortgage-backed securities	$24,297	$—	$24,297	$701	$(1)	$24,997
State and political subdivisions	22,003	(73)	21,930	1,155	(1)	23,084
Other securities	1,175	(300)	875	108		983
Total HTM	$47,475	$(373)	$47,102	$1,964	$(2)	$49,064

December 31, 2019
Mortgage-backed securities	$10,796	$—	$10,796	$71	$(59)	$10,808
State and political subdivisions	27,082	—	27,082	849	—	27,931
Other securities	3,049	—	3,049	67	—	3,116
Total HTM	$40,927	$—	$40,927	$987	$(59)	$41,855

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

September 30, 2020
U.S. Government agencies	$472,078	$—	$1,257	$(1,362)	$471,973
Mortgage-backed securities	882,076	—	22,050	(439)	903,687
State and political subdivisions	1,105,341	(1,148)	32,001	(3,188)	1,133,006
Other securities	97,313	(60)	1,429	(60)	98,622
Total AFS	$2,556,808	$(1,208)	$56,737	$(5,049)	$2,607,288

December 31, 2019
U.S. Treasury	$449,729	$—	$112	$(112)	$449,729
U.S. Government agencies	194,207	—	1,313	(1,271)	194,249
Mortgage-backed securities	1,738,584	—	8,510	(4,149)	1,742,945
State and political subdivisions	860,539	—	20,983	(998)	880,524
Other securities	20,092	—	822	(18)	20,896
Total AFS	$3,263,151	$—	$31,740	$(6,548)	$3,288,343

Accrued interest receivable on HTM and AFS securities at September 30, 2020 was $291,000 and $12.1 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of September 30, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$213,014	$(440)	$54,329	$(922)	$267,343	$(1,362)
Mortgage-backed securities	95,213	(433)	4,038	(6)	99,251	(439)
State and political subdivisions	108,153	(2,039)	386	(1)	108,539	(2,040)
Total AFS	$416,380	$(2,912)	$58,753	$(929)	$475,133	$(3,841)

As of September 30, 2020, the Company’s investment portfolio included $2.6 billion of AFS securities, of which $475.1 million, or 18.2%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s mortgage-backed securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political securities, specifically investments in insured fixed rate municipal bonds meaning issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2020 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended September 30, 2020
Held-to-Maturity
Beginning balance, July 1, 2020	$95	$212	$307
Provision for credit loss expense	(22)	88	66
Ending balance, September 30, 2020	$73	$300	$373

Available-for-sale
Beginning balance, July 1, 2020	$371	$238	$609
Credit losses on securities not previously recorded	1,137	23	1,160
Reduction due to sales	(294)	—	(294)
Net decrease in allowance on previously impaired securities	(66)	(201)	(267)
Ending balance, September 30, 2020	$1,148	$60	$1,208

Nine Months Ended September 30, 2020
Held-to-Maturity
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	15	(11)	4
Ending balance, September 30, 2020	$73	$300	$373

Available-for-sale
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	1,130	78	1,208
Reduction due to sales	(244)	—	(244)
Net decrease in allowance on previously impaired securities	(111)	(18)	(129)
Ending balance, September 30, 2020	$1,148	$60	$1,208

During the three and nine months ended September 30, 2020, the provision for credit losses was $599,000 and $835,000, respectively, related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of September 30, 2020:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$865	$—	$—	$865	$—
Aa/AA	11,270	5,445	—	16,715	—
A	960	1,058	—	2,018	—
Baa	—	426	—	426	—
Not Rated	1,611	368	—	1,979	1,175
Total	$14,706	$7,297	$—	$22,003	$1,175

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

Income earned on securities for the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Taxable:
Held-to-maturity	$256	$248	$715	$975
Available-for-sale	6,937	9,266	26,604	31,563

Non-taxable:
Held-to-maturity	65	83	205	1,334
Available-for-sale	7,652	4,870	19,802	12,542
Total	$14,910	$14,467	$47,326	$46,414

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$4,205	$4,243	$15,432	$15,538
After one through five years	13,117	13,698	33,170	33,657
After five through ten years	5,856	6,126	192,972	195,045
After ten years	—	—	1,432,064	1,458,119
Securities not due on a single maturity date	24,297	24,997	882,076	903,687
Other securities (no maturity)	—	—	1,094	1,242
Total	$47,475	$49,064	$2,556,808	$2,607,288

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.41 billion at September 30, 2020 and $1.73 billion at December 31, 2019.

There were approximately $22.3 million of gross realized gains and $1,700 of gross realized losses from the sale of securities during the three months ended September 30, 2020, and approximately $54.8 million of gross realized gains and $4,400 of gross realized losses from the sale of securities during the nine months ended September 30, 2020. During the first nine months of 2020, the Company sold approximately $1.7 billion of investment securities to create additional liquidity. There were approximately $7.6 million of gross realized gains and $3,000 of gross realized losses from the sale of securities during the three months ended September 30, 2019, and approximately $12.9 million of gross realized gains and $3,000 of gross realized losses from the sale of securities during the nine months ended September 30, 2019. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2020 and 2019.

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

The Company recognized a combined gain on sale of $8.1 million related to the Texas Branches and Colorado Branches in the nine month period ended September 30, 2020.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At September 30, 2020, the Company’s loan portfolio was $14.02 billion, compared to $14.43 billion at December 31, 2019. The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Consumer:
Credit cards	$172,880	$204,802
Other consumer	190,736	249,195
Total consumer	363,616	453,997
Real Estate:
Construction and development	1,853,360	2,248,673
Single family residential	1,997,070	2,414,753
Other commercial	6,132,823	6,358,514
Total real estate	9,983,253	11,021,940
Commercial:
Commercial	2,907,798	2,451,119
Agricultural	241,687	191,525
Total commercial	3,149,485	2,642,644
Other	521,088	307,123
Total loans	$14,017,442	$14,425,704

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $69.9 million and $91.6 million at September 30, 2020 and December 31, 2019, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $65.0 million and $48.9 million at September 30, 2020 and December 31, 2019, respectively, and is included in interest receivable on the consolidated balance sheets.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Consumer:
Credit cards	$253	$382
Other consumer	1,371	1,705
Total consumer	1,624	2,087
Real estate:
Construction and development	3,806	5,289
Single family residential	31,080	27,695
Other commercial	80,427	16,582
Total real estate	115,313	49,566
Commercial:
Commercial	50,239	40,924
Agricultural	537	753
Total commercial	50,776	41,677
Total	$167,713	$93,330

Nonaccrual loans for which there is no related allowance for credit losses as of September 30, 2020 had an amortized cost of $17.8 million. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
September 30, 2020
Consumer:
Credit cards	$672	$262	$934	$171,946	$172,880	$95
Other consumer	2,302	391	2,693	188,043	190,736	6
Total consumer	2,974	653	3,627	359,989	363,616	101
Real estate:
Construction and development	1,168	2,526	3,694	1,849,666	1,853,360	—
Single family residential	12,170	14,522	26,692	1,970,378	1,997,070	64
Other commercial	5,115	11,885	17,000	6,115,823	6,132,823	2
Total real estate	18,453	28,933	47,386	9,935,867	9,983,253	66
Commercial:
Commercial	6,984	5,824	12,808	2,894,990	2,907,798	7
Agricultural	290	328	618	241,069	241,687	—
Total commercial	7,274	6,152	13,426	3,136,059	3,149,485	7
Other	—	—	—	521,088	521,088	—
Total	$28,701	$35,738	$64,439	$13,953,003	$14,017,442	$174

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2019
Consumer:
Credit cards	$848	$641	$1,489	$203,313	$204,802	$259
Other consumer	4,884	735	5,619	243,576	249,195	—
Total consumer	5,732	1,376	7,108	446,889	453,997	259
Real estate:
Construction and development	5,792	1,078	6,870	2,241,803	2,248,673	—
Single family residential	26,318	13,789	40,107	2,374,646	2,414,753	597
Other commercial	7,645	6,450	14,095	6,344,419	6,358,514	—
Total real estate	39,755	21,317	61,072	10,960,868	11,021,940	597
Commercial:
Commercial	10,579	13,551	24,130	2,426,989	2,451,119	—
Agricultural	1,223	456	1,679	189,846	191,525	—
Total commercial	11,802	14,007	25,809	2,616,835	2,642,644	—
Other	—	—	—	307,123	307,123	—
Total	$57,289	$36,700	$93,989	$14,331,715	$14,425,704	$856

The following table presents information pertaining to impaired loans as of December 31, 2019, in accordance with previous US GAAP prior to the adoption of ASU 2016-13.

(In thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2019						Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Consumer:
Credit cards	$382	$382	$—	$382	$—	$423	$40	$370	$110
Other consumer	1,537	1,378	—	1,378	—	1,603	9	1,730	33
Total consumer	1,919	1,760	—	1,760	—	2,026	49	2,100	143
Real estate:
Construction and development	4,648	4,466	72	4,538	4	1,972	10	1,946	38
Single family residential	19,466	15,139	2,963	18,102	42	15,920	85	14,812	287
Other commercial	10,645	4,713	3,740	8,453	694	11,739	77	10,365	201
Total real estate	34,759	24,318	6,775	31,093	740	29,631	172	27,123	526
Commercial:
Commercial	53,436	6,582	28,998	35,580	5,007	32,020	176	26,379	511
Agricultural	525	383	116	499	—	873	3	1,010	20
Total commercial	53,961	6,965	29,114	36,079	5,007	32,893	179	27,389	531
Total	$90,639	$33,043	$35,889	$68,932	$5,747	$64,550	$400	$56,612	$1,200

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2020, the Company has modified 3,956 loans totaling approximately $3.21 billion to loan customers affected by COVID-19. The following table summarizes these modified loans due to COVID-19 by industry.

(Dollars in thousands)	Number	Balance
Real Estate Rental and Leasing	1,162	$1,263,884
Accommodation and Food Services	386	845,803
Health Care and Social Assistance	226	278,200
Construction	186	190,337
Retail Trade	145	130,498
Other Services (Except Public Administration)	131	58,169
Other	1,720	444,053
Total	3,956	$3,210,944

Deferred interest on the above loans totaled $27.6 million as of September 30, 2020. The interest will be collected at the end of the note or once regular payments are resumed. As of September 30, 2020, over 2,900 loans totaling $1.9 billion that had previously been modified under the CARES Act had returned to regular payment terms in addition to those that have paid off.

TDRs are individually evaluated for expected credit losses. The Company assesses the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determines if a specific allowance for credit losses is needed.

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
September 30, 2020
Real estate:
Single-family residential	31	$2,700	18	$3,008	49	$5,708
Other commercial	1	49	1	15	2	64
Total real estate	32	2,749	19	3,023	51	5,772
Commercial:
Commercial	3	630	3	2,154	6	2,784
Total commercial	3	630	3	2,154	6	2,784
Total	35	$3,379	22	$5,177	57	$8,556

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2019
Real estate:
Construction and development	—	$—	1	$72	1	$72
Single-family residential	25	2,627	20	1,330	45	3,957
Other commercial	1	476	2	80	3	556
Total real estate	26	3,103	23	1,482	49	4,585
Commercial:
Commercial	4	2,784	3	79	7	2,863
Total commercial	4	2,784	3	79	7	2,863
Total	30	$5,887	26	$1,561	56	$7,448

The following table presents loans that were restructured as TDRs during the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 segregated by class of loans. There were no loans restructured as TDRs during the three months ended September 30, 2020.

(Dollars in thousands)	Number of loans	Balance Prior to TDR	Balance at September 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Nine Months Ended September 30, 2020
Real estate:
Single-family residential	5	$1,948	$1,896	$1,896	$—	$—
Total real estate	5	$1,948	$1,896	$1,896	$—	$—

Three and Nine Months Ended September 30, 2019
Real estate:
Single-family residential	1	$330	$330	$330	$—	$—
Total real estate	1	$330	$330	$330	$—	$—

During the nine months ended September 30, 2020, the Company modified five loans with a recorded investment of $1.9 million prior to modification which was deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity dates and requiring interest only payments for a period of up to 12 months. A specific reserve of $16,600 was determined necessary for these loans as of September 30, 2020. Additionally, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three and nine months ended September 30, 2019, the Company modified one loan with a recorded investment of $330,000 prior to modification which was deemed troubled debt restructuring. The restructured loan was modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. A specific reserve was not considered necessary for this loan and there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

There was one commercial loan considered a TDR for which a payment default occurred during the nine months ended September 30, 2020. There were four loans consisting of commercial and real estate construction loans, considered TDRs for which a payment default occurred during the nine months ended September 30, 2019. The Company charged-off approximately $552,000 for these loans. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the three or nine month periods ended September 30, 2020 or 2019. At September 30, 2020 and December 31, 2019, the Company had $6,876,000 and $5,789,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2020 and December 31, 2019, the Company had $3,184,000 and $4,458,000, respectively, of OREO secured by residential real estate properties.

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
The following table presents a summary of loans by credit quality indicator, other than pass or current, as of September 30, 2020 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020 (YTD)	2019	2018	2017	2016	2015 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$672	$—	$672
90+ days past due	—	—	—	—	—	—	262	—	262
Total consumer - credit cards	—	—	—	—	—	—	934	—	934
Consumer - other
Delinquency:
30-89 days past due	213	404	344	634	505	124	78	—	2,302
90+ days past due	4	55	72	94	48	8	110	—	391
Total consumer - other	217	459	416	728	553	132	188	—	2,693
Real estate - C&D
Risk rating:
5 internal grade	504	357	173	2,171	19	238	4,707	—	8,169
6 internal grade	244	2,127	447	539	366	570	579	—	4,872
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - C&D	748	2,484	620	2,710	385	808	5,286	—	13,041
Real estate - SF residential
Delinquency:
30-89 days past due	1,080	1,417	1,602	1,686	1,395	3,365	1,625	—	12,170
90+ days past due	26	2,308	2,873	2,438	918	3,743	2,217	—	14,523
Total real estate - SF residential	1,106	3,725	4,475	4,124	2,313	7,108	3,842	—	26,693
Real estate - other commercial
Risk rating:
5 internal grade	17,230	4,973	24,463	14,997	1,744	10,844	61,045	16,005	151,301
6 internal grade	29,267	9,544	13,940	5,751	15,069	10,114	54,571	48,444	186,700
7 internal grade	—	—	—	—	—		—	—	—
Total real estate - other commercial	46,497	14,517	38,403	20,748	16,813	20,958	115,616	64,449	338,001
Commercial
Risk rating:
5 internal grade	914	1,255	1,662	896	332	14	45,106	569	50,748
6 internal grade	7,062	3,434	19,418	2,407	1,232	1,077	51,387	522	86,539
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial	7,976	4,689	21,080	3,303	1,564	1,091	96,493	1,091	137,287
Commercial - agriculture
Risk rating:
5 internal grade	35	83	14	325	—	—	34	—	491
6 internal grade	72	140	166	53	42	10	83	—	566
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	107	223	180	378	42	10	117	—	1,057
Total	$56,651	$26,097	$65,174	$31,991	$21,670	$30,107	$222,476	$65,540	$519,706

The following table presents a summary of loans by credit risk rating as of December 31, 2019 segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2019
Consumer:
Credit cards	$204,161	$—	$641	$—	$—	$204,802
Other consumer	247,668	—	2,026	—	—	249,694
Total consumer	451,829	—	2,667	—	—	454,496
Real estate:
Construction and development	2,229,019	70	7,735	—	37	2,236,861
Single family residential	2,394,284	6,049	41,601	130	—	2,442,064
Other commercial	6,068,425	69,745	67,429	—	—	6,205,599
Total real estate	10,691,728	75,864	116,765	130	37	10,884,524
Commercial:
Commercial	2,384,263	26,713	84,317	43	180	2,495,516
Agricultural	309,741	41	5,672	—	—	315,454
Total commercial	2,694,004	26,754	89,989	43	180	2,810,970
Other	275,714	—	—	—	—	275,714
Total	$14,113,275	$102,618	$209,421	$173	$217	$14,425,704
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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $71.7 million as of September 30, 2020, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
Construction and development	$1,538	$—	$—	$1,538
Single family residential	6,722	—	—	6,722
Other commercial real estate	40,358	—	—	40,358
Commercial	—	19,100	4,009	23,109
Total	$48,618	$19,100	$4,009	$71,727

The following table details activity in the allowance for credit losses by portfolio segment for loans for the three and nine months ended September 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2020
Beginning balance, July 1, 2020	$59,138	$149,471	$10,979	$12,055	$231,643
Provision for credit loss expense	(6,499)	33,479	(1,823)	(2,844)	22,313
Charge-offs	(4,327)	(1,153)	(832)	(1,091)	(7,403)
Recoveries	936	120	276	366	1,698
Net charge-offs	(3,391)	(1,033)	(556)	(725)	(5,705)
Ending balance, September 30, 2020	$49,248	$181,917	$8,600	$8,486	$248,251

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Nine Months Ended September 30, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	42,808	31,341	4,870	(3,829)	75,190
Charge-offs	(40,537)	(3,373)	(3,326)	(3,062)	(50,298)
Recoveries	1,381	474	773	1,110	3,738
Net charge-offs	(39,156)	(2,899)	(2,553)	(1,952)	(46,560)
Ending balance, September 30, 2020	$49,248	$181,917	$8,600	$8,486	$248,251

Activity in the allowance for credit losses for the three and nine months ended September 30, 2019 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2019
Beginning balance, July 1, 2019	$21,354	$36,493	$3,951	$2,381	$64,179
Provision for credit losses	19,150	2,405	946	(528)	21,973
Charge-offs	(17,778)	(1,367)	(1,117)	(1,065)	(21,327)
Recoveries	65	55	223	1,422	1,765
Net (charge-offs) recoveries	(17,713)	(1,312)	(894)	357	(19,562)
Ending balance, September 30, 2019	$22,791	$37,586	$4,003	$2,210	$66,590

Nine Months Ended September 30, 2019
Beginning balance, January 1, 2019	$20,514	$29,838	$3,923	$2,419	$56,694
Provision for credit losses	23,980	10,393	2,644	1,320	38,337
Charge-offs	(22,893)	(3,000)	(3,298)	(3,582)	(32,773)
Recoveries	1,190	355	734	2,053	4,332
Net charge-offs	(21,703)	(2,645)	(2,564)	(1,529)	(28,441)
Ending balance, September 30, 2019	$22,791	$37,586	$4,003	$2,210	$66,590

The primary driver for the provision for credit losses for the quarter ended September 30, 2020 was the continued uncertainty of a more prolonged recovery than initially anticipated to the economies that affect the loan portfolio as certain industries are being more adversely impacted by the COVID-19 pandemic, such as the restaurant, retail and hotel industries. The provision for credit losses was partially offset due to a reduction in loan growth. The Company updated credit loss forecasts using multiple Moody’s economic scenarios published in September 2020. The baseline economic forecast was weighted 66% by the Company, while the downside scenario of S-2 was weighted 18% and the upside scenario of S-1 was weighted 16%. The weighting of the forecasts is characterized by, among others, market rates remaining low, the substantial decline of CRE prices, and the current national unemployment rate.

The provision for credit losses for the nine months ended September 30, 2020 was primarily related to concern over the economic stresses related to COVID-19 as well as specific provisions for two energy credits that were previously identified as problem loans that were impacted by the sharp decline in commodity pricing. Four energy credits within the Commercial segment were charged off during the second quarter of 2020 for a total of $32.6 million.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of September 30, 2020 and December 31, 2019 was $24.4 million and $8.4 million, respectively. The increase from year end was due to the adoption of CECL. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. For the nine months ended September 30, 2020, net adjustments to the reserve for unfunded commitments resulted in a benefit of $8.0 million and was included in provision for credit losses in the statement of income.

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in other liabilities.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Right-of-use lease assets	$32,528	$40,675
Lease liabilities	$32,804	$40,854

Weighted average remaining lease term	8.60 years	8.37 years
Weighted average discount rate	3.26%	3.27%

Operating lease cost for the three and nine month periods ended September 30, 2020 was $3,453,600 and $10,097,200, respectively, as compared to $3,736,000 and $9,784,500 for the same periods in 2019.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Right-of-use lease assets	$32,528	$40,675
Premises and equipment:
Land	96,661	99,931
Buildings and improvements	306,995	309,290
Furniture, fixtures and equipment	100,821	99,343
Software	66,417	56,012
Construction in progress	3,787	6,998
Accumulated depreciation and amortization	(136,718)	(119,865)
Total premises and equipment, net	$470,491	$492,384

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.075 billion at September 30, 2020 and $1.056 billion at December 31, 2019.

During 2019, the Company recorded $131.3 million and $78.5 million of goodwill as a result of its acquisitions of Landrum and Reliance, respectively. During the first nine months of 2020, goodwill increased $19.8 million related to the continued assessment of the fair value and assumed tax position of the Landrum acquisition which was finalized during the third quarter.

Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2020 or the year ended December 31, 2019. During the first quarter of 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment qualitative assessment during the first quarter and concluded no impairment existed. During the second quarter of 2020, the Company performed the annual goodwill impairment analysis and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill is not impaired. During the third quarter of 2020, the Company once again performed an interim goodwill impairment assessment and concluded no impairment existed. While the goodwill impairment analysis indicated no impairment at September 30, 2020, the Company’s assessment depends on several assumptions which are dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Core deposit premiums:
Balance, beginning of year	$111,808	$79,807
Acquisitions(1)	—	42,695
Disposition of intangible asset(2)	(2,324)	—
Amortization	(9,114)	(10,694)
Balance, end of period	100,370	111,808
Books of business and other intangibles:
Balance, beginning of year	15,532	11,527
Acquisitions(3)	—	5,116
Disposition of intangible asset	(413)	—
Amortization	(1,029)	(1,111)
Balance, end of period	14,090	15,532
Total other intangible assets, net	$114,460	$127,340
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

The carrying basis and accumulated amortization of the Company’s other intangible assets at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Core deposit premiums:
Gross carrying amount	$146,355	$148,679
Accumulated amortization	(45,985)	(36,871)
Core deposit premiums, net	100,370	111,808
Books of business and other intangibles:
Gross carrying amount	19,938	20,350
Accumulated amortization	(5,848)	(4,818)
Books of business and other intangibles, net	14,090	15,532
Total other intangible assets, net	$114,460	$127,340

The Company’s estimated remaining amortization expense on other intangible assets as of September 30, 2020 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2020	$3,351
	2021	13,379
	2022	13,327
	2023	13,044
	2024	12,141
	Thereafter	59,218
	Total	$114,460

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.93 billion and $2.15 billion of certificates of deposit of $100,000 or more, at September 30, 2020, and December 31, 2019, respectively. Of this total approximately $849.1 million and $837.3 million of certificates of deposit were over $250,000 at September 30, 2020 and December 31, 2019, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Income taxes currently payable	$19,329	$17,282	$51,000	$40,356
Deferred income taxes	(1,696)	5,993	2,920	10,933
Provision for income taxes	$17,633	$23,275	$53,920	$51,289

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Loans acquired	$11,933	$20,783
Allowance for credit losses	59,918	16,732
Valuation of foreclosed assets	2,636	2,626
Tax NOLs from acquisition	16,165	18,118
Deferred compensation payable	3,009	2,750
Accrued equity and other compensation	7,179	6,677
Acquired securities	—	3,393
Right-of-use lease liability	8,230	10,221
Allowance for unfunded commitments	6,122	—
Other	6,004	7,886
Gross deferred tax assets	121,196	89,186
Deferred tax liabilities:
Goodwill and other intangible amortization	(39,495)	(41,221)
Accumulated depreciation	(36,731)	(36,554)
Right-of-use lease asset	(8,161)	(10,176)
Unrealized gain on available-for-sale securities	(12,321)	(3,720)
Deferred loan fees and costs	(2,696)	(3,018)
Acquired securities	(870)	—
Other	(4,972)	(4,633)
Gross deferred tax liabilities	(105,246)	(99,322)

Net deferred tax asset (liability)	$15,950	$(10,136)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Computed at the statutory rate (21%)	$17,539	$22,071	$53,719	$49,646
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,143	2,956	5,502	5,721
Tax exempt interest income	(1,752)	(1,105)	(4,594)	(3,090)
Tax exempt earnings on BOLI	(308)	(225)	(839)	(619)
Federal tax credits	(434)	(344)	(1,252)	(1,029)
Other differences, net	1,445	(78)	1,384	660
Actual tax provision	$17,633	$23,275	$53,920	$51,289

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $74.7 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company, of which $44.2 million is related to the Reliance acquisition that closed during the second quarter of 2019. All of the acquired Reliance net operating losses are expected to be fully utilized by 2027, with the remaining acquired net operating loss carryforwards expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $263.4 million and $133.2 million at September 30, 2020 and December 31, 2019, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2020
Repurchase agreements:
U.S. Government agencies	$263,444	$—	$—	$—	$263,444

December 31, 2019
Repurchase agreements:
U.S. Government agencies	$133,220	$—	$—	$—	$133,220

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2020 and December 31, 2019 consisted of the following components:

	September 30,	December 31,
(In thousands)	2020	2019
Other Borrowings
FHLB advances, net of discount, due 2020 to 2035, 0.23% to 7.37% secured by real estate loans	$1,308,994	$1,262,691
Other long-term debt	33,775	34,908
Total other borrowings	1,342,769	1,297,599

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,133	25,015
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,018	3,004
Other subordinated debentures, due 12/31/2036, floating rate of prime rate minus 1.1%, reset quarterly	—	5,927
Unamortized debt issuance costs	(2,734)	(3,008)
Total subordinated notes and debentures	382,739	388,260
Total other borrowings and subordinated debt	$1,725,508	$1,685,859

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

The Company assumed subordinated debt of $33.9 million in connection with the Landrum acquisition in October 2019, of which $5.9 million was repaid during the second quarter of 2020.

At September 30, 2020, the Company had $1.30 billion of FHLB advances outstanding with original or expected maturities of one year or less, all of which are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at September 30, 2020 have maturity dates of ten years to fifteen years with lockout periods that have expired and, as a result, are considered and monitored by the Company as short-term advances. The possibility of the FHLB exercising the options is analyzed by the Company along with the market expected rate outcome.

The Company had total FHLB advances outstanding of $1.31 billion at September 30, 2020, with approximately $2.5 billion of additional advances available from the FHLB. The FHLB advances are secured by mortgage loans and investment securities totaling approximately $5.9 billion at September 30, 2020.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at September 30, 2020. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at September 30, 2020, are as follows:

Year	(In thousands)
Remainder of 2020	$589
2021	2,772
2022	1,936
2023	1,758
2024	2,399
Thereafter	416,054
Total	$425,508

NOTE 13: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the financial position or results of the operations of the Company and its subsidiaries.

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

During the three months ended March 31, 2020, the Company repurchased 4,922,336 shares at an average price of $18.96 under the Program. Subsequent to March 31, 2020, the Company did not repurchase any additional shares under the Program in the nine months ended September 30, 2020. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company had no repurchases of its common stock during the three and nine month periods ended September 30, 2019. On October 22, 2020, the Company announced the resumption of stock repurchases under the Program.

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At September 30, 2020, Simmons Bank had approximately $105.0 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019). Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of September 30, 2020, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 12.55% at September 30, 2020.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the nine months ended September 30, 2020:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2020	692	$22.46	21	$23.19	1,152	$26.79
Granted	—	—	—	—	518	21.94
Stock options exercised	(1)	10.71	—	—	—	—
Stock awards/units vested (earned)	—	—	(11)	22.57	(426)	25.95
Forfeited/expired	(33)	22.49	—	—	(116)	26.49

Balance, September 30, 2020	658	$22.48	10	$23.87	1,128	$24.90

Exercisable, September 30, 2020	658	$22.48

The following table summarizes information about stock options under the plans outstanding at September 30, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	1.30	$9.46	1	$9.46
10.65	—	10.65	3	2.33	10.65	3	10.65
20.29	—	20.29	66	3.45	20.29	66	20.29
20.36	—	20.36	2	4.13	20.36	2	20.36
22.20	—	22.20	74	3.38	22.20	74	22.20
22.75	—	22.75	412	4.14	22.75	412	22.75
23.51	—	23.51	93	4.54	23.51	93	23.51
24.07	—	24.07	7	4.96	24.07	7	24.07
$9.46	—	$24.07	658	4.03	$22.48	658	$22.48

The table below summarizes the Company’s performance stock unit activity for the nine months ended September 30, 2020:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2020	199
Granted	122
Vested (earned)	(80)
Forfeited	(19)
Non-vested, September 30, 2020	222

Stock-based compensation expense was $10,750,000 and $9,316,000 during the nine months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2020. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $18,142,000 at September 30, 2020. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2020 was $23,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $15.86 as of September 30, 2020, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and September 30, 2019, was $5,000 and $6,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2020 and 2019.

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

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income available to common stockholders	$65,885	$81,826	$201,897	$185,119

Average common shares outstanding	109,019	96,608	110,292	95,090
Average potential dilutive common shares	189	360	189	360
Average diluted common shares	109,208	96,968	110,481	95,450

Basic earnings per share	$0.60	$0.85	$1.83	$1.95
Diluted earnings per share	$0.60	$0.84	$1.83	$1.94

There were approximately 653,718 stock options excluded from the three and nine months ended September 30, 2020 earnings per share calculations due to the related stock option exercise price exceeding the average market price. There were no stock options excluded from earnings per share calculations due to the related stock option exercise price exceeding the average market price for the three and nine months ended September 30, 2019.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Interest paid	$95,040	$130,904
Income taxes paid	30,708	34,028
Transfers of loans to foreclosed assets held for sale	3,083	3,666
Transfers of premises to foreclosed assets and other real estate owned	3,120	556
Transfers of premises to premises held for sale	1,072	—
Transfers of other real estate owned to premises held for sale	3,504	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	—	32,757
Transfers of loans to other assets held for sale	114,925	—
Transfers of deposits to other liabilities held for sale	58,405	—

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and nine months ended September 30, 2020 was $5.4 million and $28.0 million, respectively. The nine month period included the gains on sale related to the Texas Branch Sale and Colorado Branch Sale of $8.1 million. Other income for the three and nine months ended September 30, 2019 was $44.7 million and $54.9 million, respectively, and primarily consisted of the gain on sale of Visa Inc. class B common stock of $42.9 million.

Other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Professional services	$3,779	$4,310	$13,529	$12,125
Postage	1,932	1,471	5,937	4,642
Telephone	2,103	2,506	6,738	5,605
Credit card expense	5,190	4,200	14,154	11,822
Marketing	3,517	7,021	11,430	12,514
Software and technology	9,552	6,531	29,021	16,607
Operating supplies	824	493	2,588	1,671
Amortization of intangibles	3,362	2,947	10,144	8,535
Branch right sizing expense	442	160	2,401	3,092
Other expense	7,478	8,240	23,676	24,195
Total other operating expenses	$38,179	$37,879	$119,618	$100,808

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

At September 30, 2020, the Company had outstanding commitments to extend credit aggregating approximately $676,028,000 and $2,674,548,000 for credit card commitments and other loan commitments, respectively. At December 31, 2019, the Company had outstanding commitments to extend credit aggregating approximately $634,788,000 and $3,991,931,000 for credit card commitments and other loan commitments, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $63,604,000 and $71,074,000 at September 30, 2020, and December 31, 2019, respectively, with terms ranging from 9 months to 15 years. At September 30, 2020 and December 31, 2019, the Company had no deferred revenue under standby letter of credit agreements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Available-for-sale securities
U.S. Government agencies	$471,973	$—	$471,973	$—
Mortgage-backed securities	903,687	—	903,687	—
State and political subdivisions	1,133,006	—	1,133,006	—
Other securities	98,622	—	98,622	—
Other assets held for sale	389	—	—	389
Derivative asset	42,021	—	42,021	—
Derivative liability	(42,356)	—	(42,356)	—

December 31, 2019
Available-for-sale securities
U.S. Treasury	$449,729	$449,729	$—	$—
U.S. Government agencies	194,249	—	194,249	—
Mortgage-backed securities	1,742,945	—	1,742,945	—
States and political subdivisions	880,524	—	880,524	—
Other securities	20,896	—	20,896	—
Other assets held for sale	260,332	—	—	260,332
Derivative asset	14,903	—	14,903	—
Other liabilities held for sale	(159,853)	—	—	(159,853)
Derivative liability	(12,650)	—	(12,650)	—

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value if, on an aggregate basis, the fair value of the loans is less than cost. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2020 and December 31, 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$67,316	$—	$—	$67,316
Foreclosed assets and other real estate owned (1)	3,581	—	—	3,581

December 31, 2019
Individually assessed loans (1) (2) (collateral-dependent)	$49,190	$—	$—	$49,190
Foreclosed assets and other real estate owned (1)	18,798	—	—	18,798
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $12,586,000 and $1,297,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended September 30, 2020 and December 31, 2019, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial assets:
Cash and cash equivalents	$2,522,131	$2,522,131	$—	$—	$2,522,131
Interest bearing balances due from banks - time	4,061	—	4,061	—	4,061
Held-to-maturity securities	47,102	—	49,064	—	49,064
Mortgage loans held for sale	192,729	—	—	192,729	192,729
Interest receivable	77,352	—	77,352	—	77,352
Loans, net	13,769,191	—	—	13,864,914	13,864,914

Financial liabilities:
Non-interest bearing transaction accounts	4,451,385	—	4,451,385	—	4,451,385
Interest bearing transaction accounts and savings deposits	8,993,255	—	8,993,255	—	8,993,255
Time deposits	2,802,007	—	—	2,820,224	2,820,224
Federal funds purchased and securities sold under agreements to repurchase	313,694	—	313,694	—	313,694
Other borrowings	1,342,769	—	1,459,468	—	1,459,468
Subordinated notes and debentures	382,739	—	400,421	—	400,421
Interest payable	13,694	—	13,694	—	13,694

December 31, 2019
Financial assets:
Cash and cash equivalents	$996,623	$996,623	$—	$—	$996,623
Interest bearing balances due from banks - time	4,554	—	4,554	—	4,554
Held-to-maturity securities	40,927	—	41,855	—	41,855
Mortgage loans held for sale	58,102	—	—	58,102	58,102
Interest receivable	62,707	—	62,707	—	62,707
Loans, net	14,357,460	—	—	14,290,188	14,290,188

Financial liabilities:
Non-interest bearing transaction accounts	3,741,093	—	3,741,093	—	3,741,093
Interest bearing transaction accounts and savings deposits	9,090,878	—	9,090,878	—	9,090,878
Time deposits	3,276,969	—	—	3,270,333	3,270,333
Federal funds purchased and securities sold under agreements to repurchase	150,145	—	150,145	—	150,145
Other borrowings	1,297,599	—	1,298,011	—	1,298,011
Subordinated debentures	388,260	—	397,088	—	397,088
Interest payable	12,898	—	12,898	—	12,898

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	September 30, 2020		December 31, 2019
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$426,796	$42,021	$401,969	$14,903
Derivative liabilities	436,001	42,356	387,075	12,650

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $51.7 million as of September 30, 2020.

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

The outstanding notional value as of September 30, 2020 for energy hedging Customer Sell to Company swaps were $17.8 million and the corresponding Company Sell to Dealer swaps were $17.8 million and the corresponding net fair value of the derivative asset and derivative liability was $792,085.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation (“the Company”) as of September 30, 2020, and the related consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2020

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2020 was $65.9 million, or $0.60 diluted earnings per share, a decrease of $15.9 million and of $0.24, respectively, compared to the third quarter of 2019. Included in both third quarter 2020 and 2019 results were non-core items related to our acquisitions, early retirement programs and branch right sizing initiatives. Excluding all non-core items, core earnings for the three months ended September 30, 2020 were $68.3 million, or $0.63 core diluted earnings per share, compared to $84.0 million, or $0.87 core diluted earnings per share for the three months ended September 30, 2019.

Net income for the first nine months of 2020 was $201.9 million, or $1.83 diluted earnings per share, compared to $185.1 million, or $1.94 diluted earnings per share, for the same period in 2019. In addition to the non-core items related to acquisitions, early retirement programs and branch right sizing initiatives, gains associated with the Texas Branch Sale and the Colorado Branch Sale were included in the results for the first nine months of 2020. Excluding the non-core items, year-to-date core earnings were $202.3 million, an increase of $3.8 million compared to the same period in prior year. Core diluted earnings per share for the first nine months of 2020 were $1.83 compared to $2.08 for the same period in 2019.

We completed the acquisition of The Landrum Company, including its wholly-owned bank subsidiary, Landmark Bank, in October 2019. The systems conversion of Landmark Bank was completed during February 2020. See Note 2, Acquisitions, in the accompanying Condensed Notes to Consolidated Financial Statements for additional information related to this acquisition.

On February 28, 2020, we completed the Texas Branch Sale of five Simmons Bank locations in Austin, San Antonio and Tilden, Texas. Additionally, on May 18, 2020 we completed the Colorado Branch Sale of four Simmons Bank locations in Denver, Englewood, Highlands Ranch and Lone Tree, Colorado. We recognized a combined gain on sale of $8.1 million on the Texas Branches and Colorado Branches.

Early in 2020, we offered qualifying associates an early retirement option resulting in $2.8 million of non-core expense during the first nine months of 2020. We expect ongoing net annualized savings of approximately $2.9 million from this program.

We continuously evaluate our branch network as part of our analysis of our profitability of our operations and the efficiency with which we deliver banking services to our markets, including, among other things, changes in customer traffic and preferences. As a result of this ongoing evaluation, we closed 11 branch locations during June 2020, with estimated net annual cost savings of approximately $2.4 million related to these locations. We closed an additional 23 branch locations on October 9, 2020, with an expected net annual cost savings of approximately $6.7 million.

We added over 38,000 new digital banking users since the end of February 2020 through June 30, 2020. Digital users continue to grow in the third quarter of 2020, adding over 15,000 additional users, a 7% increase. In March 2020, for the first time, we had more weekly transactions using digital channels than at the branches, and our mobile deposit usage has seen an increase of 75% since the end of February. During May 2020, we completed the conversion of all consumer customers to our new online platform. All consumer customers are now on the same online and mobile platforms, including acquired institutions. In September 2020, we completed the development of new credit card functionality which allows mobile and online banking to display credit card balances, line of credit utilization, recent transactions and minimum payment details, all with real-time information.

Stockholders’ equity as of September 30, 2020 was $2.9 billion, book value per share was $26.98 and tangible book value per share was $16.07. Our ratio of common stockholders’ equity to total assets was 13.72% and the ratio of tangible common stockholders’ equity to tangible assets was 8.65% at September 30, 2020. The Company’s Tier 1 leverage ratio of 9.05%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” levels (see Table 13 in the Capital section of this Item).

Total loans were $14.02 billion at September 30, 2020, compared to $14.61 billion at June 30, 2020 and $13.00 billion at September 30, 2019. The increase from prior year is primarily due to the Landrum acquisition. Sequentially, total loans decreased $589.5 million from the second quarter of 2020. During 2020, we had $970.5 million in loan originations under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). See the COVID-19 Impact section below for additional information.

At September 30, 2020, the allowance for credit losses on loans was $248.3 million. We adopted the new credit loss methodology, CECL, on January 1, 2020. Upon adoption, we recorded an additional allowance for credit losses of approximately $151.4 million, an adjustment to the reserve for unfunded commitments of $24.0 million, and a related $128.1 million adjustment to retained earnings net of taxes.

In our discussion and analysis of our financial condition and results of operation in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide certain financial information determined by methods other than in accordance with US GAAP. We believe the presentation of non-GAAP financial measures provides a meaningful basis for period-to-period and company-to-company comparisons, which we believe will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. See the GAAP Reconciliation of Non-GAAP Measures section below for additional discussion and reconciliations of non-GAAP measures.

Simmons First National Corporation is an Arkansas-based financial holding company that, as of September 30, 2020, has approximately $21.4 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

COVID-19 Impact

The coronavirus (COVID-19) pandemic has placed significant health, economic and other major pressure on the communities we serve, the United States and the entire world. In March 2020, Congress passed the CARES Act, which was designed to provide comprehensive relief to individuals and businesses following the unprecedented impact of the COVID-19 pandemic. Additionally, we have been actively managing our response to the continuing COVID-19 pandemic and have implemented a number of procedures in response to the pandemic to support the safety and well being of our employees, customers and shareholders. Some of the implemented procedures include:

•Addressing the safety of the Company’s branch network, following local, state, and federal guidelines;
•Holding regular executive and pandemic task force meetings to address issues that change rapidly;
•Implementing business continuity plans to help ensure that customers have adequate access to banking services;
•Providing extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days or more past due at December 31, 2019. See further discussion in the Asset Quality section below;
•Participating in both appropriations of the CARES Act PPP that provides 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions during this crisis.
We have experienced meaningful shifts in consumer habits which we believe will impact our delivery of products and services as well as the retail delivery of everyday amenities. We believe that our investment in digital channels will continue to position our company for these changes.

During the first quarter of 2020, we sold approximately $1.1 billion in securities to increase liquidity in response to potential customer withdrawals of deposits as well as for anticipated funding of PPP loans. As of September 30, 2020, the Company has approximately $2.5 billion in cash and cash equivalents and is well capitalized, which management believes has allowed us to continue to approach the crisis from a position of strength.

Through August 8, 2020, when the PPP program ended to new applicants, we had originated 8,199 PPP loans with an average balance of $118,000 per loan. Approximately 93% of our PPP loans had a balance of less than $350,000 at the end of the quarter. The following table categorizes our PPP loans by outstanding balance as of September 30, 2020:

PPP Loans	Number of		Balance
(Dollars in thousands)	Loans	% of Loans	September 30, 2020	% of Balance
Less than $50,000	5,216	63%	$94,401	10%
$50,000 to $350,000	2,441	30%	304,815	31%
More than $350,000 to less than $2 million	481	6%	357,943	37%
$2 million to $10 million	61	1%	213,329	22%
Total	8,199	100%	$970,488	100%

PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. As a result, excluding PPP loans from total assets, common equity to total assets was 14.4% and tangible common equity to tangible assets was 9.1% as of September 30, 2020.

We are dedicated to supporting our customers and communities throughout this period of uncertainty. As a show of this support, since March 2020, we have:

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

We believe our associates have done a commendable job of adapting to the changes that have occurred over the past eight months. We continue to operate in an uncertain environment, and we expect to continue to adjust as necessary. We have consolidated various operations to provide capacity for continued service to our customers and communities.

We continue to closely monitor this pandemic and expect to make future changes to respond as this situation continues to evolve. Further economic downturns accompanying this pandemic, or a delayed economic recovery from this pandemic, could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. We perform an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by ASU 2011-08 – Testing Goodwill for Impairment and ASU 2017-04 - Intangibles – Goodwill and Other. ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually or more frequently if certain conditions occur. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

During the first quarter of 2020, our share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on our share price and other factors, we performed an interim goodwill impairment qualitative assessment during the first quarter and concluded no impairment existed. During the second quarter of 2020, we performed our annual goodwill impairment test and concluded that it is more likely-than-not that the fair value of our goodwill continues to exceed its carrying value and therefore, goodwill is not impaired. Once more, we performed an interim goodwill impairment assessment during the third quarter of 2020 and concluded no impairment existed. While our goodwill impairment analysis indicated no impairment at September 30, 2020, our assessment depends on several assumptions which are dependent on market and economic conditions, and future changes in those conditions could impact our assessment in the future.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 40% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 51% of our loans and 85% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2020, net interest income on a fully taxable equivalent basis was $156.5 million, an increase of $5.4 million, or 3.6%, over the same period in 2019. The increase in net interest income was primarily the result of a $21.0 million decrease in interest expense partially offset by a reduction in interest income of $15.7 million.

The reduction in interest income primarily resulted from a decrease of $16.7 million in interest income on loans partially offset by an increase of $1.4 million in interest income on investment securities. During the third quarter of 2020, we generated $16.3 million of additional interest income due to an increase in loan volume, primarily from our Landrum acquisition completed during the fourth quarter of 2019, while a 93 basis point decline in yield resulted in a $33.0 million decrease in interest income. The loan yield for the third quarter of 2020 was 4.54% compared to 5.47% for the same period in 2019. The PPP loan yield was approximately 2.37% (including accretion of net fees), which decreased the loan yield by 16 basis points. Excluding the PPP loans, loan yield for the third quarter of 2020 was 4.70%.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the three months ended September 30, 2020 and 2019, interest income included $8.9 million and $9.3 million, respectively, for the yield accretion recognized on loans acquired.

The $21.0 million decrease in interest expense is mostly due to the decline in our deposit account rates and our FHLB borrowing rates. Interest expense decreased $24.1 million due to the decrease in yield of 86 basis points on interest-bearing deposit accounts and $1.4 million due to the decrease in yield of 44 basis points on FHLB borrowings. These decreases were partially offset by an increase of $3.4 million related to deposit growth primarily due to the Landrum acquisition.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2020, net interest income on a fully taxable equivalent basis was $492.3 million, an increase of $52.5 million, or 11.9%, over the same period in 2019. The increase in net interest income was the result of a $13.2 million increase in interest income coupled with a $39.2 million decrease in interest expense.

The increase in interest income primarily resulted from a $10.5 million increase in interest income on loans and an increase of $2.9 million in interest income on investment securities. The increase in loan volume during the first nine months of 2020 generated $77.0 million of additional interest income, primarily from our Landrum and Reliance acquisitions completed during 2019, while a 66 basis point decline in yield resulted in a $66.5 million decrease in interest income.

For the nine months ended September 30, 2020 and 2019, interest income included $32.5 million and $26.1 million, respectively, for the yield accretion recognized on loans acquired.

The $39.2 million decrease in interest expense is mostly due to the decrease in our deposit account rates and our FHLB borrowing rates. Interest expense decreased $51.6 million due to the decrease in yield of 64 basis points on interest-bearing deposit accounts and $5.7 million due to the decrease in yield of 58 basis points on FHLB borrowings. These decreases were partially offset by an increase of $14.6 million related to deposit growth primarily due to the Landrum and Reliance acquisitions completed in 2019.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis decreased 61 basis points to 3.21% for the three month period ended September 30, 2020, when compared to 3.82% for the same period in 2019. Normalized for all accretion, our core net interest margin for the three months ended September 30, 2020 and 2019 was 3.02% and 3.59%, respectively. For the nine month period ended September 30, 2020, our net interest margin on a fully tax equivalent basis decreased 45 basis points to 3.43% when compared to 3.88% for the same period in 2019.

The decreases in the net interest margin during the three and nine months ended September 30, 2020 were primarily driven by the lower interest rate environment, additional liquidity created in response to the COVID-19 pandemic, and the lower yielding PPP loans originated during the second and third quarters of 2020. The impact of these items on net interest margin for the third quarter 2020 was 30 basis points, bringing the net interest margin adjusted for PPP loans and excess liquidity to 3.51%.

During March 2020, the Federal Open Market Committee, or FOMC, of the Federal Reserve substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic and rates have continued to remain low through the third quarter of 2020. As such, our variable rate loan portfolio has repriced to a lower yield and we have worked to lower the cost of deposits. In addition, our decreased net interest margin is being driven by the decrease in our non-PPP loan portfolio and we expect continued pressure on the net interest margin for the remainder of 2020.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2020 and 2019, respectively, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2020 versus September 30, 2019.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest income	$179,725	$196,406	$580,610	$569,732
FTE adjustment	2,864	1,843	7,519	5,150
Interest income – FTE	182,589	198,249	588,129	574,882
Interest expense	26,115	47,142	95,836	135,045
Net interest income – FTE	$156,474	$151,107	$492,293	$439,837

Yield on earning assets – FTE	3.74%	5.02%	4.10%	5.07%
Cost of interest bearing liabilities	0.74%	1.55%	0.90%	1.54%
Net interest spread – FTE	3.00%	3.47%	3.20%	3.53%
Net interest margin – FTE	3.21%	3.82%	3.43%	3.88%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2020 vs. 2019	2020 vs. 2019
Increase due to change in earning assets	$22,956	$97,238
Decrease due to change in earning asset yields	(38,616)	(83,991)
Decrease due to change in interest bearing liabilities	(5,016)	(18,835)
Increase due to change in interest rates paid on interest bearing liabilities	26,043	58,044
Increase in net interest income	$5,367	$52,456

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine months ended September 30, 2020 and 2019. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$2,265,233	$623	0.11	$344,761	$1,586	1.83
Investment securities - taxable	1,534,742	7,193	1.86	1,561,308	9,514	2.42
Investment securities - non-taxable	1,155,099	10,382	3.58	681,505	6,687	3.89
Mortgage loans held for sale	145,226	1,012	2.77	39,551	382	3.83
Loans	14,315,014	163,379	4.54	13,053,540	180,080	5.47
Total interest earning assets	19,415,314	182,589	3.74	15,680,665	198,249	5.02
Non-earning assets	2,350,007			2,039,933
Total assets	$21,765,321			$17,720,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$8,977,886	$6,769	0.30	$7,322,395	$21,363	1.16
Time deposits	2,998,091	9,437	1.25	3,122,422	15,573	1.98
Total interest bearing deposits	11,975,977	16,206	0.54	10,444,817	36,936	1.40
Federal funds purchased and securities sold under agreements to repurchase	386,631	335	0.34	123,883	249	0.80
Other borrowings	1,357,278	4,943	1.45	1,127,886	5,381	1.89
Subordinated debt and debentures	382,672	4,631	4.81	354,178	4,576	5.13
Total interest bearing liabilities	14,102,558	26,115	0.74	12,050,764	47,142	1.55

Non-interest bearing liabilities:
Non-interest bearing deposits	4,529,782			3,012,544
Other liabilities	190,169			288,517
Total liabilities	18,822,509			15,351,825
Stockholders’ equity	2,942,812			2,368,773
Total liabilities and stockholders’ equity	$21,765,321			$17,720,598
Net interest spread			3.00			3.47
Net interest margin		$156,474	3.21		$151,107	3.82

	Nine Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$1,742,166	$3,667	0.28	$338,349	$4,861	1.92
Investment securities - taxable	1,832,577	27,319	1.99	1,642,335	32,538	2.65
Investment securities - non-taxable	974,748	26,888	3.68	632,780	18,730	3.96
Mortgage loans held for sale	91,889	1,961	2.85	29,852	924	4.14
Loans	14,530,938	528,294	4.86	12,531,355	517,829	5.52
Total interest earning assets	19,172,318	588,129	4.10	15,174,671	574,882	5.07
Non-earning assets	2,331,246			1,965,748
Total assets	$21,503,564			$17,140,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$9,040,053	$31,926	0.47	$7,072,363	$59,983	1.13
Time deposits	3,068,459	33,563	1.46	2,993,336	42,499	1.90
Total interest bearing deposits	12,108,512	65,489	0.72	10,065,699	102,482	1.36
Federal funds purchased and securities sold under agreements to repurchase	370,116	1,431	0.52	122,195	642	0.70
Other borrowings	1,357,543	14,783	1.45	1,209,511	18,393	2.03
Subordinated debt and debentures	386,129	14,133	4.89	354,088	13,528	5.11
Total interest bearing liabilities	14,222,300	95,836	0.90	11,751,493	135,045	1.54

Non-interest bearing liabilities:
Non-interest bearing deposits	4,164,189			2,852,687
Other liabilities	205,942			208,397
Total liabilities	18,592,431			14,812,577
Stockholders’ equity	2,911,133			2,327,842
Total liabilities and stockholders’ equity	$21,503,564			$17,140,419
Net interest spread			3.20			3.53
Net interest margin		$492,293	3.43		$439,837	3.88

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine month periods ended September 30, 2020, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$1,727	$(2,690)	$(963)	$5,890	$(7,084)	$(1,194)
Investment securities - taxable	(159)	(2,162)	(2,321)	3,472	(8,691)	(5,219)
Investment securities - non-taxable	4,299	(604)	3,695	9,510	(1,352)	8,158
Mortgage loans held for sale	764	(134)	630	1,402	(365)	1,037
Loans	16,325	(33,026)	(16,701)	76,964	(66,499)	10,465
Total	22,956	(38,616)	(15,660)	97,238	(83,991)	13,247

Interest expense:
Interest bearing transaction and savings accounts	3,993	(18,587)	(14,594)	13,545	(41,602)	(28,057)
Time deposits	(598)	(5,538)	(6,136)	1,043	(9,979)	(8,936)
Federal funds purchased and securities sold under agreements to repurchase	292	(206)	86	999	(210)	789
Other borrowings	974	(1,412)	(438)	2,059	(5,669)	(3,610)
Subordinated notes and debentures	355	(300)	55	1,189	(584)	605
Total	5,016	(26,043)	(21,027)	18,835	(58,044)	(39,209)
Increase (decrease) in net interest income	$17,940	$(12,573)	$5,367	$78,403	$(25,947)	$52,456

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

The provision for credit losses for the three and nine month periods ended September 30, 2020, was $23.0 million and $68.0 million, respectively, compared to $22.0 million and $38.3 million for the same periods ended September 30, 2019, increases of $1.0 million and $29.7 million. The increase during the quarter ended September 30, 2020 was primarily based on additional qualitative adjustments specific to industries that are more adversely impacted by the current and expected economic scenarios, such as the restaurant, retail, and hotel industries. These adjustments are intended to account for potential problem credits that have not materialized into any identifiable metrics or delinquencies. We additionally updated the credit loss forecast models using multiple Moody’s economic scenarios. The updates to the credit loss forecast models capture the possibility of a more prolonged recovery to the economies than originally expected that affect our loan portfolio. The increase during the nine month period ended September 30, 2020 also included an additional provision related to problem energy credits, ultimately charged-off during the second quarter of 2020 for a total of $32.6 million, that experienced further deterioration beginning in first quarter of 2020 and were negatively impacted by the sharp decline in commodity pricing. The remainder of the increase was related to the economic impact of the COVID-19 pandemic that is incorporated in the Company’s allowance for credit losses.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $71.9 million for the three month period ended September 30, 2020, a decrease of approximately $12.8 million, or 15.1%, compared to the same period in 2019, primarily due to the gain on sale of Visa Inc. class B common stock of $42.9 million that was recognized during the third quarter of 2019. We benefited from additional gains on the sale of securities and incremental mortgage lending income, collectively $24.4 million, during the third quarter of 2020. During the third quarter of 2020, we evaluated our security portfolio and projected calls that we expected to occur over the next year and a half with large gains. As a result, we sold approximately $515.6 million of investment securities resulting in a net gain of $22.3 million during the third quarter of 2020.

For the nine month period ended September 30, 2020, total non-interest income was $204.5 million, an increase of approximately $45.1 million, or 28.3%, compared to the same period in 2019. During the first nine months of 2020, we sold approximately $1.7 billion of investment securities resulting in a net gain of $54.8 million. The majority of the investment securities were sold in March 2020, in response to the unfolding events of the COVID-19 pandemic, as we focused on the creation of additional liquidity and strengthening our balance sheet. We used a portion of the liquidity generated by these investment security sales to fund PPP loans originated during the second and third quarters of 2020. We plan to reinvest back into our investment portfolio when the PPP loans are repaid, subject to economic conditions and other concerns at such time. Additionally, the gains on sale from the Texas Branch Sale and Colorado Branch Sales of $8.1 million, which we consider a non-core item, contributed to the increase during 2020.

The increases of $9.5 million and $20.5 million in mortgage lending income in the three and nine month periods ended September 30, 2020, respectively, was a result of the current low mortgage interest rate environment as well as increased business related to our Landrum and Reliance acquisitions.

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2020 and 2019, respectively, as well as changes in 2020 from 2019.

Table 5: Non-Interest Income

	Three Months Ended September 30,		2020 Change from		Nine Months Ended September 30,		2020 Change from
(Dollars in thousands)	2020	2019	2019		2020	2019	2019
Trust income	$6,744	$6,108	$636	10.4%	$21,148	$17,610	$3,538	20.1%
Service charges on deposit accounts	10,385	10,825	(440)	(4.1)	32,283	31,450	833	2.7
Other service charges and fees	1,764	1,308	456	34.9	4,841	3,909	932	23.8
Mortgage lending income	13,971	4,509	9,462	*	31,476	10,988	20,488	186.5
SBA lending income	304	956	(652)	(68.2)	845	2,348	(1,503)	(64.0)
Investment banking income	557	513	44	8.6	2,005	1,491	514	34.5
Debit and credit card fees	8,850	7,059	1,791	25.4	24,760	20,369	4,391	21.6
Bank owned life insurance income	1,591	1,302	289	22.2	4,334	3,357	977	29.1
Gain on sale of securities, net	22,305	7,374	14,931	*	54,790	12,937	41,853	*
Gain on sale of Visa, Inc. class B common stock	—	42,860	(42,860)	*	—	42,860	(42,860)	(100.0)
Gain on sale of banking operations, net	—	—	—	—	8,093	—	8,093	*
Other income	5,380	1,861	3,519	189.1	19,897	12,082	7,815	64.7
Total non-interest income	$71,851	$84,675	$(12,824)	(15.1)%	$204,472	$159,401	$45,071	28.3%
_____________________________
*    Not meaningful

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended September 30, 2020 was $27.7 million, an increase of $2.4 million from the same period in 2019. Recurring fee income for the nine month period ended September 30, 2020, was $83.0 million, an increase of $9.7 million from the nine month period ended September 30, 2019, primarily the result of the Landrum and Reliance acquisitions completed during 2019.

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

Non-interest expense for the three months ended September 30, 2020 was $118.9 million, an increase of $12.1 million, or 11.3%, from the same period in 2019. Non-interest expense during the third quarter of 2020 included $3.7 million of pre-tax non-core items: $902,000 of merger-related costs, $2.3 million of early retirement program expenses, and $442,000 of net branch right sizing costs. Normalizing for these non-core costs, core non-interest expense for the three months ended September 30, 2020 increased $11.3 million, or 10.9%, from the same period in 2019.

Non-interest expense for the nine months ended September 30, 2020 was $365.4 million, an increase of $46.3 million, or 14.5%, from the same period in 2019. Normalizing for the non-core costs, core non-interest expense for the nine months ended September 30, 2020 increased $55.4 million, or 18.4%, from the same period in 2019.

The increases during both periods were primarily due to the incremental operating expenses from the Landrum and Reliance acquisitions completed during 2019. Also, our Next Generation Banking (“NGB”) technology initiative has made substantial progress and the incremental software and technology expenditures of $12.4 million during the first nine months of 2020 were primarily related to this initiative.

Table 6 below shows non-interest expense for the three and nine month periods ended September 30, 2020 and 2019, respectively, as well as changes in 2020 from 2019.

Table 6: Non-Interest Expense

	Three Months Ended September 30,		2020 Change from		Nine Months Ended September 30,		2020 Change from
(Dollars in thousands)	2020	2019	2019		2020	2019	2019
Salaries and employee benefits	$58,798	$51,888	$6,910	13.3%	$183,873	$161,096	$22,777	14.1%
Early retirement program	2,346	177	2,169	*	2,839	3,464	(625)	(18.0)
Occupancy expense, net	9,647	8,342	1,305	15.6	28,374	22,736	5,638	24.8
Furniture and equipment expense	6,231	4,898	1,333	27.2	18,098	12,462	5,636	45.2
Other real estate and foreclosure expense	602	1,125	(523)	(46.5)	1,201	2,353	(1,152)	(49.0)
Deposit insurance	2,244	—	2,244	*	7,557	4,550	3,007	66.1
Merger related costs	902	2,556	(1,654)	(64.7)	3,800	11,548	(7,748)	(67.1)
Other operating expenses:
Professional services	3,779	4,310	(531)	(12.3)	13,529	12,125	1,404	11.6
Postage	1,932	1,471	461	31.3	5,937	4,642	1,295	27.9
Telephone	2,103	2,506	(403)	(16.1)	6,738	5,605	1,133	20.2
Credit card expenses	5,190	4,200	990	23.6	14,154	11,822	2,332	19.7
Marketing	3,517	7,021	(3,504)	(49.9)	11,430	12,514	(1,084)	(8.7)
Software and technology	9,552	6,531	3,021	46.3	29,021	16,607	12,414	74.8
Operating supplies	824	493	331	67.1	2,588	1,671	917	54.9
Amortization of intangibles	3,362	2,947	415	14.1	10,144	8,535	1,609	18.9
Branch right sizing expense	442	160	282	176.3	2,401	3,092	(691)	(22.4)
Other expense	7,478	8,240	(762)	(9.3)	23,676	24,195	(519)	(2.2)
Total non-interest expense	$118,949	$106,865	$12,084	11.3%	$365,360	$319,017	$46,343	14.5%
_____________________________
*    Not meaningful

LOAN PORTFOLIO

Our loan portfolio averaged $14.53 billion and $12.53 billion during the first nine months of 2020 and 2019, respectively. As of September 30, 2020, total loans were $14.02 billion, a decrease of $408.3 million from December 31, 2019. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	September 30,	December 31,
(In thousands)	2020	2019
Consumer:
Credit cards	$172,880	$204,802
Other consumer	190,736	249,195
Total consumer	363,616	453,997
Real estate:
Construction and development	1,853,360	2,248,673
Single family residential	1,997,070	2,414,753
Other commercial	6,132,823	6,358,514
Total real estate	9,983,253	11,021,940
Commercial:
Commercial	2,907,798	2,451,119
Agricultural	241,687	191,525
Total commercial	3,149,485	2,642,644
Other	521,088	307,123
Total loans before allowance for credit losses	$14,017,442	$14,425,704

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $363.6 million at September 30, 2020, or 2.6% of total loans, compared to $454.0 million, or 3.1% of total loans at December 31, 2019. The decrease in consumer loans from December 31, 2019, to September 30, 2020, was primarily due to the expected seasonal decline in our credit card portfolio.

Real estate loans consist of construction and development (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $9.98 billion at September 30, 2020, or 71.2% of total loans, compared to $11.02 billion, or 76.4%, of total loans at December 31, 2019, a decrease of $1.0 billion, or 9.4%. Our C&D loans decreased by $395.3 million, or 17.6%, single family residential loans decreased by $417.7 million, or 17.3%, and CRE loans decreased by $225.7 million, or 3.5%. Real estate loans declined approximately $104.6 million due to the Colorado Branch Sale. The remaining decrease was due to less activity as a result of the pandemic and our effort to manage our real estate portfolio concentration. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $3.15 billion at September 30, 2020, or 22.5% of total loans, compared to $2.64 billion, or 18.3% of total loans at December 31, 2019, an increase of $506.8 million, or 19.2%, that is mostly in our non-agricultural commercial loan portfolio. The $970.5 million in PPP loan originations drove the increase in commercial loans during the first nine months of 2020.

Management believes that loan demand is very weak in almost every aspect of our commercial economy, which we believe we see through our lower loan pipeline. Our customers appear to be deleveraging and not taking on new risks due to the economic uncertainty stemming from the COVID-19 pandemic. We believe that trend will continue until our customers are more confident in the economy.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume surged during the second and third quarters of 2020 due to the low interest rate environment leading to an increase of $214.0 million in other loans primarily from mortgage warehouse lines of credit.

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

Total non-performing assets increased $67.2 million from December 31, 2019 to September 30, 2020. Nonaccrual loans increased by $74.4 million during the period and foreclosed assets held for sale and other real estate owned decreased by $6.5 million. The increase in nonaccrual loans during 2020 is primarily in our CRE loan portfolio. Approximately $31.1 million and $18.2 million related to hotel real estate and student housing accommodations, respectively, moved to nonaccrual during the first nine months of the year. The remaining increase was related to various other CRE loans and commercial loan relationships. We continue to actively pursue an exit of our energy lending portfolio, except for our customers who have a diversified relationship with us.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.87% at September 30, 2020, compared to 0.57% at December 31, 2019. From time to time, certain borrowers are experiencing declines in income and cash flow. As a result, these borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance increased to $8.6 million at September 30, 2020 from $7.4 million at December 31, 2019.

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

We have more than 3,900 loans totaling approximately $3.2 billion which have received a COVID-19 modification. See Note 5, Loans and Allowance for Credit Losses, in the accompanying Condensed Notes to Consolidated Financial Statements for additional information related to these loans. Of these COVID-19 loan modifications, approximately $550.8 million, or 17.4%, are commercial loan modifications that are in an internal COVID-19 status category of 4-7 as of mid-October 2020, further discussed below, comprised of the following industries:

Table 8: Commercial COVID-19 Loan Modifications Status Category 4-7 by Industry

(Dollars in thousands)	Loan Balance	%
Hotels	$319,991	58.1%
Restaurants - Real Estate	7,209	1.3
Restaurants - Non-Real Estate	1,897	0.4
Retail	15,836	2.9
Nursing/Extended Care	42,674	7.7
Multifamily	62,320	11.3
All Other	100,905	18.3
Total	$550,832	100.0%

Table 9: Commercial COVID-19 Loan Modifications Status Category 4-7

(Dollars in thousands)	Loan Balance	Number of Loans
Internal Status Category 4	$335,798	105
Internal Status Category 5	195,312	71
Internal Status Category 6	17,242	44
Internal Status Category 7	2,480	8
Total	$550,832	228

As previously discussed, the COVID-19 pandemic has had an unprecedented impact on the hotel, restaurant and retail industries, causing our borrowers in those industries to require loan modifications. We expect most of the commercial COVID-19 loan modifications listed above, as illustrated in Table 9, to return to regular payments with no credit downgrade or long-term restructure.

Internal COVID-19 status categories are internal status categories that we use in connection with our COVID-19 loan modification program. A description of the general characteristics of the internal COVID-19 status categories 4-7 is as follows:

•Category 4 – Borrower is still in the modification period and expected to need an additional modification. Financial projections show return to original terms, but not at the end of six months. The loan remains collateralized and fully supported by the guarantor.
•Category 5 – Financial projections do not support return to regular payments OR collateral deterioration is likely, which would not fully support the loan. The guarantors remain engaged and cooperative.
•Category 6 – Financial projections do not support return to regular payments AND collateral deterioration is likely, which would not fully support the loan. The guarantors remain engaged and cooperative.
•Category 7 – Financial projections do not support return to regular payments OR collateral deterioration is likely, which would not fully support the loan. The guarantors lack the capacity and are unwilling or unable to develop a new operating strategy.

We developed these status categories for internal purposes only and they are not a substitute or a replacement for loan risk ratings used by us under US GAAP.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.77% as of September 30, 2020. Non-performing loans equaled 1.20% of total loans. Non-performing assets were 0.85% of total assets, a 31 basis point increase from December 31, 2019. The allowance for credit losses was 148% of non-performing loans. Our annualized net charge-offs to total loans for the first nine months of 2020 was 0.43%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.41%. Annualized net credit card charge-offs to total credit card loans were 1.75%, compared to 1.86% during the full year 2019, and 229 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 10 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 10: Non-performing Assets

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Nonaccrual loans (1)	$167,713	$93,330
Loans past due 90 days or more (principal or interest payments)	174	856
Total non-performing loans	167,887	94,186
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	12,590	19,121
Other non-performing assets	1,983	1,964
Total other non-performing assets	14,573	21,085
Total non-performing assets	$182,460	$115,271

Performing TDRs	$3,379	$5,887
Allowance for credit losses to non-performing loans	148%	72%
Non-performing loans to total loans	1.20%	0.65%
Non-performing assets (including performing TDRs) to total assets	0.87%	0.57%
Non-performing assets to total assets	0.85%	0.54%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $5,177,000 at September 30, 2020 and $1,561,000 at December 31, 2019.

There was no interest income on nonaccrual loans recorded for the three and nine month periods ended September 30, 2020 and 2019.

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

An analysis of the allowance for credit losses for loans is shown in Table 11.

Table 11: Allowance for Credit Losses

(In thousands)	2020	2019
Balance, beginning of year	$68,244	$56,694

Impact of CECL adoption	151,377	—
Loans charged off:
Credit card	3,326	3,298
Other consumer	3,062	3,582
Real estate	3,373	3,000
Commercial	40,537	22,893
Total loans charged off	50,298	32,773
Recoveries of loans previously charged off:
Credit card	773	734
Other consumer	1,110	2,053
Real estate	474	355
Commercial	1,381	1,190
Total recoveries	3,738	4,332
Net loans charged off	46,560	28,441
Provision for credit losses	75,190	38,337
Balance, September 30	$248,251	$66,590

Loans charged off:
Credit card		1,287
Other consumer		1,425
Real estate		892
Commercial		459
Total loans charged off		4,063
Recoveries of loans previously charged off:
Credit card		287
Other consumer		304
Real estate		146
Commercial		77
Total recoveries		814
Net loans charged off		3,249
Provision for credit losses		4,903
Balance, end of year		$68,244

Provision for Credit Losses

The amount of provision added to the allowance during the three and nine months ended September 30, 2020 and 2019, and for the year ended December 31, 2019, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of September 30, 2020, the allowance for credit losses reflected an increase of approximately $180.0 million from December 31, 2019 while loans decreased $408.3 million over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. During the first quarter of 2020, we recorded an additional allowance for credit losses for loans of approximately $151.4 million due to the adoption of CECL.

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

The remaining increase in the allowance for credit losses during the first nine months of 2020 was predominately related to updated credit loss forecast models using multiple Moody’s economic scenarios previously discussed in Provision for Credit Losses as well as continued economic uncertainty due to the COVID-19 pandemic. Certain industries are being more adversely impacted than others by this pandemic, such as the restaurant, retail and hotel industries, and there remains substantial uncertainty regarding how borrowers in these industries will recover. Our allowance for credit losses at September 30, 2020 was at the high-end of our calculated range, although it was considered appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, future of government assistance/election, and other related factors.

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

Table 12: Allocation of Allowance for Credit Losses

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$8,600	1.2%	$4,051	1.4%
Other consumer	7,175	1.4%	1,998	1.7%
Real estate	181,917	71.2%	39,161	76.5%
Commercial	49,248	22.5%	22,863	18.3%
Other	1,311	3.7%	171	2.1%
Total	$248,251	100.0%	$68,244	100.0%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 226 financial centers as of September 30, 2020. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of September 30, 2020, core deposits comprised 84.9% of our total deposits.

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

Our total deposits as of September 30, 2020, were $16.25 billion, an increase of $137.7 million from December 31, 2019. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $13.4 billion at September 30, 2020, compared to $12.8 billion at December 31, 2019, an increase of $612.7 million. Total time deposits decreased $475.0 million to $2.8 billion at September 30, 2020, from $3.3 billion at December 31, 2019. We had $513.4 million and $1.1 billion of brokered deposits at September 30, 2020, and December 31, 2019, respectively. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.73 billion and $1.69 billion at September 30, 2020 and December 31, 2019, respectively. The outstanding balance for September 30, 2020 includes $1.3 billion in FHLB short-term advances; $9.0 million in FHLB long-term advances; $330.0 million in subordinated notes; $52.7 million of trust preferred securities and unamortized debt issuance costs; and $33.8 million of other long-term debt.

The FHLB short-term advances outstanding at the end of the third quarter 2020 are FHLB Owns the Option (“FOTO”) advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at September 30, 2020 have 10 to 15 year maturity dates with lockout periods that have expired and, as a result, are considered and monitored as short-term advances. We analyze the possibility of the FHLB exercising the options along with the market expected rate outcome.

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

CAPITAL

Overview

At September 30, 2020, total capital was $2.94 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2020, our common equity to asset ratio was 13.72% compared to 14.06% at year-end 2019.

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

During the nine month period ended September 30, 2020, we repurchased 4,922,336 shares at an average price of $18.96 under the Program. No shares have been repurchased since March 31, 2020. We had no stock repurchases during the first nine months of 2019. On October 22, 2020, we announced the resumption of stock repurchases under the Program.

Cash Dividends

We declared cash dividends on our common stock of $0.51 per share for the first nine months of 2020 compared to $0.48 per share for the first nine months of 2019, an increase of $0.03, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2020, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at September 30, 2020 and December 31, 2019 are presented in Table 13 below:

Table 13: Risk-Based Capital

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Tier 1 capital:
Stockholders’ equity	$2,942,241	$2,988,924
CECL transition provision	134,798	—
Goodwill and other intangible assets	(1,167,357)	(1,160,079)
Unrealized gain on available-for-sale securities, net of income taxes	(41,509)	(20,891)
Total Tier 1 capital	1,868,173	1,807,954
Tier 2 capital:
Trust preferred securities and subordinated debt	382,739	388,260
Qualifying allowance for credit losses and reserve for unfunded commitments	96,734	76,644
Total Tier 2 capital	479,473	464,904
Total risk-based capital	$2,347,646	$2,272,858

Risk weighted assets	$14,878,932	$16,554,081

Assets for leverage ratio	$20,652,454	$18,852,798

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.55%	10.92%
Tier 1 leverage ratio	9.05%	9.59%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP)(1)	9.49%	N/A
Tier 1 risk-based capital ratio	12.56%	10.92%
Total risk-based capital ratio	15.78%	13.73%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $382.7 million is included as Tier 2 and total capital as of September 30, 2020.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “believe,” “budget,” “expect,” “foresee,” “anticipate,” “intend,” “indicate,” “target,” “estimate,” “plan,” “project,” “continue,” “contemplate,” “positions,” “prospects,” “predict,” or “potential,” by future conditional verbs such as “will,” “would,” “should,” “could,” “might” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, acquisition strategy, balance sheet and liquidity management, NGB and other digital banking initiatives, the Company’s ability to recruit and retain key employees, the benefits associated with the Company’s early retirement program and branch closures, the adequacy of the allowance for credit losses, the ability of the Company to manage the impact of the COVID-19 pandemic, the effect of certain new accounting standards on the Company’s financial statements (including, without limitation, the CECL methodology and its anticipated effect on the provision and allowance for credit losses), income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of future litigation, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes; changes in real estate values; the risks of changes in interest rates and their effects on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; the effect of the steps the Company takes in response to COVID-19, the severity and duration of the pandemic, including whether there is a widespread resurgence in COVID-19 infections and whether the impact of the COVID-19 pandemic is exacerbated by the seasonal flu, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein; the effects of the COVID-19 pandemic on, among other things, the Company’s operations, liquidity, and credit quality; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for key services; changes in the assumptions, forecasts, models, and methodology used to calculate the impact of CECL on the Company’s financial statements; possible adverse rulings, judgements, settlements and other outcomes of pending or future litigation or government actions (including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic (including, among other things, the PPP loan program authorized by the CARES Act)); the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2019, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of branches, merger related costs, early retirement program costs and the net one-time costs of branch right sizing}) (non-GAAP) and core diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP) and the core net interest margin (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The tables below also present computations of certain figures that are exclusive of the impact of PPP loans: the ratios of common equity to total assets and tangible common equity to tangible assets, each adjusted for PPP loans (each non-GAAP), Tier 1 leverage ratio excluding average PPP loans (non-GAAP), net interest income and net interest margin, each adjusted for PPP loans and excess liquidity (each non-GAAP), and loan yield excluding PPP loans (non-GAAP).

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

We have $1.190 billion and $1.183 billion total goodwill and other intangible assets for the periods ended September 30, 2020 and December 31, 2019, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe the exclusion of PPP loans or their impact, as applicable, in expressing earnings and certain other financial measures provides a meaningful basis for period-to-period and company-to-company comparisons because PPP loans are 100% federally guaranteed and have very low interest rates. The Company’s non-GAAP financial measures that exclude PPP loans or their impact include the ratios of “common equity to total assets” and “tangible common equity to tangible assets,” each adjusted for PPP loans (each non-GAAP), “Tier 1 leverage ratio excluding average PPP loans” (non-GAAP), “core net interest income” and “net interest margin,” each adjusted for PPP loans and excess liquidity (each non-GAAP), and “loan yield excluding PPP loans” (non-GAAP). Management believes these non-GAAP presentations will assist investors and analysts in analyzing the core financial measures of the Company, including the performance of the Company’s loan portfolio and the Company’s regulatory capital position, and predicting future performance. Management and the Board of Directors utilize these non-GAAP financial measures for financial performance reporting and investor presentations of Company performance.

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

See Table 14 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 14: Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income available to common stockholders	$65,885	$81,826	$201,897	$185,119
Non-core items:
Gain on sale of branches	—	—	(8,093)	—
Merger related costs	902	2,556	3,800	11,548
Early retirement program	2,346	177	2,839	3,464
Branch right sizing	72	160	2,031	3,092
Tax effect (1)	(867)	(756)	(151)	(4,731)
Net non-core items	2,453	2,137	426	13,373
Core earnings (non-GAAP)	$68,338	$83,963	$202,323	$198,492

Diluted earnings per share(2)	$0.60	$0.84	$1.83	$1.94
Non-core items:
Gain on sale of branches	—	—	(0.07)	—
Merger related costs	0.01	0.04	0.03	0.12
Early retirement program	0.02	—	0.02	0.04
Branch right sizing	—	—	0.02	0.03
Tax effect (1)	—	(0.01)	—	(0.05)
Net non-core items	0.03	0.03	—	0.14
Core diluted earnings per share (non-GAAP)	$0.63	$0.87	$1.83	$2.08
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 15 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 15: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Other income	$5,380	$44,721	$27,990	$54,942
Gain on sale of banking operations	—	—	(8,093)	—
Branch right sizing	(370)	—	(370)	—
Core other income (non-GAAP)	$5,010	$44,721	$19,527	$54,942

Non-interest expense	$118,949	$106,865	$365,360	$319,017
Non-core items:
Merger related costs	(902)	(2,556)	(3,800)	(11,548)
Early retirement program	(2,346)	(177)	(2,839)	(3,464)
Branch right sizing	(442)	(160)	(2,401)	(3,092)
Total non-core items	(3,690)	(2,893)	(9,040)	(18,104)
Core non-interest expense (non-GAAP)	$115,259	$103,972	$356,320	$300,913

See Table 16 below for the reconciliation of tangible book value per common share.

Table 16: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	September 30,	December 31,
(In thousands, except per share data)	2020	2019
Total stockholders’ equity	$2,942,241	$2,988,924
Preferred stock	(767)	(767)
Total common stockholders’ equity	2,941,474	2,988,157
Intangible assets:
Goodwill	(1,075,305)	(1,055,520)
Other intangible assets	(114,460)	(127,340)
Total intangibles	(1,189,765)	(1,182,860)
Tangible common stockholders’ equity	$1,751,709	$1,805,297
Shares of common stock outstanding	109,023,781	113,628,601

Book value per common share	$26.98	$26.30

Tangible book value per common share (non-GAAP)	$16.07	$15.89

See Table 17 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 17: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Total common stockholders’ equity	$2,941,474	$2,988,157
Intangible assets:
Goodwill	(1,075,305)	(1,055,520)
Other intangible assets	(114,460)	(127,340)
Total intangibles	(1,189,765)	(1,182,860)
Tangible common stockholders’ equity	$1,751,709	$1,805,297

Total assets	$21,437,395	$21,259,143
Intangible assets:
Goodwill	(1,075,305)	(1,055,520)
Other intangible assets	(114,460)	(127,340)
Total intangibles	(1,189,765)	(1,182,860)
Tangible assets	$20,247,630	$20,076,283

Paycheck Protection Program (“PPP”) loans	(970,488)
Total assets excluding PPP loans	$20,466,907
Tangible assets excluding PPP loans	$19,277,142

Ratio of common equity to assets	13.72%	14.06%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.65%	8.99%
Ratio of common equity to assets excluding PPP loans (non-GAAP)	14.37%
Ratio of tangible common equity to tangible assets excluding PPP loans (non-GAAP)	9.09%

See Table 18 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 18: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended September 30, 2020
Total Tier 1 capital	$1,868,173

Adjusted average assets for leverage ratio	$20,652,454
Average PPP loans	(967,152)
Adjusted average assets excluding average PPP loans	$19,685,302

Tier 1 leverage ratio	9.05%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.49%

See Table 19 below for the calculation of core net interest margin and net interest margin adjusted for PPP loans and excess liquidity for the periods presented.

Table 19: Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net interest income	$153,610	$149,264	$484,774	$434,687
FTE adjustment	2,864	1,843	7,519	5,150
Fully tax equivalent net interest income	156,474	151,107	492,293	439,837
Total accretable yield	(8,948)	(9,322)	(32,508)	(26,144)
Core net interest income	$147,526	$141,785	$459,785	$413,693

PPP loan and excess liquidity interest income	(6,131)
Net interest income adjusted for PPP loans and excess liquidity	$150,343

Average earning assets – quarter-to-date	$19,415,314	$15,680,665	$19,172,318	$15,174,671
Average PPP loan balance and excess liquidity	(2,359,928)
Average earning assets adjusted for PPP loans and excess liquidity	$17,055,386

Net interest margin	3.21%	3.82%	3.43%	3.88%
Core net interest margin (non-GAAP)	3.02%	3.59%	3.20%	3.64%
Net interest margin adjusted for PPP loans and excess liquidity (non-GAAP)	3.51%

See Table 20 below for the calculation of loan yield excluding PPP loans for the period presented.

Table 20: Reconciliation of Loan Yield Excluding PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended September 30, 2020
Loan interest income	$163,379
PPP loan interest income	(5,782)
Loan interest income excluding PPP loans	$157,597

Average loan balance	$14,315,014
Average PPP loan balance	(967,152)
Average loan balance excluding PPP loans	$13,347,862

Loan yield	4.54%
Loan yield excluding PPP loans (non-GAAP)	4.70%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2020, undivided profits of Simmons Bank were approximately $512.1 million, of which approximately $105.0 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $2.5 billion of these lines of credit are currently available, if needed, for liquidity.

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

As of September 30, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 4.58% and 9.48%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of (0.52)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of September 30, 2020, is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2020:

Table 21: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	9.48%
Up 100 basis points	4.58%
Down 25 basis points	(0.52)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), as supplemented by the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2019, we announced that our Board of Directors authorized a new stock repurchase program (“Program”) under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner) and replaced the previous stock repurchase program, which was announced on July 23, 2012, that authorized us to repurchase up to 1,700,000 shares of common stock. No shares have been repurchased under the Program since March 31, 2020. On October 22, 2020, we announced the resumption of stock repurchases under the Program. Market conditions and our capital needs will drive decisions regarding future, additional stock repurchases.

During the quarter ended September 30, 2020, we repurchased restricted stock in connection with employee tax withholding obligations under employee compensation plans. Information concerning our purchases of common stock is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	1,224	$17.28	—	$76,560,000
August 1, 2020 - August 31, 2020	—	—	—	$76,560,000
September 1, 2020 - September 30, 2020	689	16.80	—	$76,560,000
Total	1,913	$17.10	—
_______________________________________
(1)Total number of shares purchased consists of 1,913 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation for March 4, 2019 (File No. 333-229378)).

2.2	Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for July 30, 2019 (File No. 000-06253)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on October 29, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 1, 2019 (File No. 000-06253)).

3.2	As Amended By-Laws of Simmons First National Corporation, as amended on October 21, 2020.*
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

10.1	Executive Severance Agreement for George Makris III dated July 28, 2020.*
10.2	Executive Severance Agreement for John Barber dated July 24, 2020.*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of BKD, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

Exhibit No.	Description
31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 6, 2020	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	November 6, 2020	/s/ Robert A. Fehlman
Robert A. Fehlman
Senior Executive Vice President, Chief Financial Officer,
Chief Operating Officer and Treasurer

Date:	November 6, 2020	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer