Form 10-K
period 2020-12-31
SIMMONS FIRST NATIONAL CORP
filed 2021-02-25
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2020, was $1,825,590,184 based upon the last trade price as reported on the Nasdaq Global Select Market® of $17.11.
The number of shares outstanding of the Registrant’s Common Stock as of February 22, 2021, was 108,087,110.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders of the Registrant to be held on May 20, 2021, are incorporated by reference into Part III of this Form 10-K.

SIMMONS FIRST NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, expenses, assets, asset quality, profitability, earnings, accretion, customer service, investment in digital channels, critical accounting policies, net interest margin, non-interest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer habits, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, the impacts of the Company’s and its customers’ participation in the Paycheck Protection Program, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, plans for investments in securities, effect of future litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes; the impacts of the COVID-19 pandemic on the Company’s operations and performance; the ultimate effect of measures the Company takes or has taken in response to the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic, including the effectiveness of vaccination efforts; the pace of recovery when the COVID-19 pandemic subsidies and the heightened impact it has on many of the risks described herein; changes in real estate values; changes in interest rates; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings; judgements, settlements, and other outcomes of pending or future litigation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and those factors set forth under Item 1A. Risk-Factors of this report and other cautionary statements set forth elsewhere in this report. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those indicated in or implied by the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

We believe the assumptions and expectations that underlie or are reflected in our forward-looking statements are reasonable, based on information available to us on the date hereof. However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations or whether our future performance will differ materially from the performance reflected in or implied by our forward-looking statements, and you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and all written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this section.

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation, an Arkansas corporation organized in 1968, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The terms “Company,” “we,” “us,” and “our” refer to Simmons First National Corporation and, where appropriate, its subsidiaries. The Company is headquartered in Pine Bluff, Arkansas, and had total consolidated assets of $22.4 billion, total consolidated loans of $12.9 billion, total consolidated deposits of $17.0 billion and equity capital of $3.0 billion as of December 31, 2020. The Company, through its subsidiaries, provides banking and other financial products and services in markets located in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

We seek to build shareholder value by, among other things, focusing on strong asset quality, maintaining strong capital, managing our liquidity position, improving our operational efficiency and opportunistically growing our business, both organically and through mergers with and acquisitions of other financial institutions. Our business philosophy centers on building strong, deep customer relationships through excellent customer service and integrity in our operations. While we have grown in recent years into a regional financial institution and one of the largest bank/financial holding companies headquartered in the State of Arkansas, we continue to emphasize, where practicable, a community-based mindset focused on local associates responding to local banking needs and making business decisions in the markets they serve. Those efforts, though, are buttressed by experienced, centralized support functions in select, critical areas. While we serve a variety of customers and industries, we are not dependent on any single customer or industry.

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

Simmons Bank provides banking and other financial products and services to individuals and businesses using a network of approximately 204 financial centers in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. Simmons Bank offers commercial banking products and services to business and other corporate customers. Simmons Bank extends loans for a broad range of corporate purposes, including financing commercial real estate, construction of particular properties, commercial and industrial uses, acquisition and equipment financings, and other general corporate needs. Simmons Bank also engages in small business administration (“SBA”) and agricultural finance lending, and it offers corporate credit card products, as well as corporate deposit products and treasury management services.

In addition, Simmons Bank offers a variety of consumer banking products and services, including savings, time, and checking deposit products; ATM services; internet and mobile banking platforms; overdraft facilities; real estate, home equity, and other consumer loans and lines of credit; consumer credit card products; and safe deposit boxes. Simmons Bank also maintains a networking arrangement with a third-party broker-dealer that offers brokerage services to Simmons Bank customers, as well as a trust department that provides a variety of trust, investment, agency, and custodial services for individual and corporate clients (including, among other things, administration of estates and personal trusts, and management of investment accounts).

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

Division	Community Banking Groups
Arkansas Communities	Pine Bluff, South Arkansas (Lake Village/El Dorado), North Central Arkansas (Conway), Northeast Arkansas (Jonesboro), East Central Arkansas (Searcy), River Valley (Fort Smith/Russellville) and Hot Springs
Central Arkansas	Little Rock Metropolitan Statistical Area
Western	Stillwater, Oklahoma City, Tulsa, Southeast Oklahoma, Wichita, and Northwest Arkansas, (Fayetteville/Rogers/Springdale/Bentonville)
Tennessee	West Tennessee (Jackson/Union City), Southwest Tennessee (Memphis), Middle Tennessee (Nashville), and East Tennessee (Knoxville)
Missouri	St. Louis, Kansas City, Central Missouri (Columbia), Southwest Missouri (Springfield), and South Central Missouri
Texas	Fort Worth, Dallas, and North Texas

While Simmons Bank has operated successfully under this structure, as it has grown, the bank has established a presence in a greater number of metro markets, which often have different characteristics from the community markets Simmons Bank has traditionally served. As a result, during 2021, Simmons Bank expects to make additional organizational changes to provide for community bank and metro bank divisions as a way to further enhance its ability to both effectively compete in and service the needs of the different types of markets that are now included in its footprint.

Growth Strategy

Over the past 31 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990 we have completed 18 whole bank acquisitions, one trust company acquisition, five bank branch acquisitions, one bankruptcy (363) acquisition, four FDIC failed bank acquisitions and four Resolution Trust Corporation failed thrift acquisitions. The following summary provides additional details concerning our more recent acquisition activity.

In 2013, we completed the acquisition of Metropolitan National Bank (“Metropolitan” or “MNB”) from Rogers Bancshares, Inc. (“RBI”). The purchase was completed through an auction of the MNB stock by the U. S. Bankruptcy Court as a part of the Chapter 11 proceeding of RBI. MNB, which was headquartered in Little Rock, Arkansas, served central and northwest Arkansas and had total assets of $950 million. Upon completion of the acquisition, MNB and our Rogers, Arkansas chartered bank, Simmons First Bank of Northwest Arkansas were merged into Simmons Bank. As an in-market acquisition, MNB had significant branch overlap with our existing branch footprint. We completed the systems conversion for MNB on March 21, 2014, and simultaneously closed 27 branch locations that had overlapping footprints with other locations.

On August 31, 2014, we completed the acquisition of Delta Trust & Banking Corporation (“Delta Trust”), including its wholly-owned bank subsidiary, Delta Trust & Bank. Also headquartered in Little Rock, Arkansas, Delta Trust had total assets of $420 million. The acquisition further expanded Simmons Bank's presence in south, central and northwest Arkansas and allowed us the opportunity to provide services that had not previously been offered with the addition of Delta Trust's insurance agency and securities brokerage service. We merged Delta Trust & Bank into Simmons Bank and completed the systems conversion on October 24, 2014. At that time, we also closed 4 branch locations with overlapping footprints.

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

In October 2019, we completed the acquisition of The Landrum Company (“Landrum”), headquartered in Columbia, Missouri, including its wholly-owned bank subsidiary, Landmark Bank. We acquired approximately $3.4 billion in assets and further strengthened our position in Missouri, Oklahoma and Texas. The systems conversion was completed in February 2020, at which time Landmark Bank merged into Simmons Bank. In connection with the systems conversion, we closed five existing Landmark Bank branches.

Merger and Acquisition Strategy

Merger and acquisition activities are an important part of the Company’s growth strategy. We intend to focus our near-term merger and acquisition strategy on traditional mergers and acquisitions. We continue to believe that the current economic conditions combined with the possibility of a more restrictive bank regulatory environment will cause many financial institutions to seek merger partners in the near-to-intermediate future. We also believe our community banking philosophy, access to capital and successful merger and acquisition history positions us as a purchaser of choice for community and regional banks seeking a strong partner.

We expect that our target areas for mergers and acquisitions will continue to be primarily banks operating in growth markets within our existing footprint of Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. In addition, we will pursue opportunities with financial service companies with specialty lines of business within the existing markets as and when they arise.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates these transactions. The senior management teams of both the Company and Simmons Bank have had extensive experience during the past 30 years in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks.

The process of merging or acquiring banking organizations is extremely complex; it requires a great deal of time and effort from both buyer and seller. The business, legal, operational, organizational, accounting, and tax issues all must be addressed if the merger or acquisition is to be successful. Throughout the process, valuation is an important aspect of the decision-making process, from initial target analysis through integration of the entities. Merger and acquisition strategies are vitally important in order to derive the maximum benefit out of a potential deal.

Strategic reasons with respect to negotiated community and regional bank mergers and acquisitions include, among other things:

•Potentially retaining the target institution’s senior management and providing them with an appealing level of autonomy post-integration. We intend to continue to pursue negotiated community and regional bank acquisitions, and we believe that our history with respect to such acquisitions has positioned us as an acquirer of choice for community and regional banks.
•Encouraging acquired banks, their boards and their associates to maintain their community involvement, while empowering the banks to offer a broader array of financial products and services. We believe this approach leads to enhanced profitability of the combined franchise after the acquisition.
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
Loan Risk Assessment

As part of our ongoing risk assessment and analysis, the Company utilizes credit policies and procedures, internal credit expertise and several internal layers of review. The internal layers of ongoing review include Division Presidents, Division and Senior Credit Officers, the Chief Credit Officer and Corporate Credit Officer, Division Loan Committees, an Agriculture Loan Committee, an Executive Loan Committee, Senior Credit Committee, and a Directors’ Credit Committee.

Additionally, the Company has an Asset Quality Review Committee comprised of management that meets quarterly to review the adequacy of the allowance for credit losses. The Committee reviews the status of past due, non-performing and other impaired loans, reserve ratios, and additional performance indicators for Simmons Bank. The appropriateness of the allowance for credit losses is determined based upon the aforementioned performance factors, and provision adjustments are made accordingly.

The Board of Directors reviews the adequacy of its allowance for credit losses on a periodic basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions. Our loan review department monitors loan information monthly. In order to verify the accuracy of the monthly analysis of the allowance for credit losses, the loan review department performs a detailed review of each loan product on an annual basis or more often if warranted. Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

Competition

There is significant competition among commercial banks in our various market areas. In addition, we also compete with other providers of financial services, such as savings and loan associations, credit unions, finance companies, securities firms, insurance companies, full service brokerage firms, discount brokerage firms and fintech companies. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that we do not provide. Some of our competitors operate only in digital channels, which may result in those competitors investing greater resources in information technology and digital product and service delivery without the overhead associated with a branch network. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust and brokerage services.

Principal Offices and Available Information

Our principal executive offices are located at 501 Main Street, Pine Bluff, Arkansas 71601, and our telephone number is (870) 541-1000. We also have corporate offices located at 601 E. 3rd Street, Little Rock, Arkansas 72201. We maintain a website at http://www.simmonsbank.com. On this website under the Investor Relations section, we make our filings with the Securities and Exchange Commission (“SEC”) (including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended) available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our website contains other news and announcements about the Company and its subsidiaries.

Human Capital

Our associates are a critical component of our success. Because our business depends on our ability to attract, develop, and retain highly qualified, skilled lending, operations, information technology, and other associates, as well as managers who are experienced and effective at leading their respective departments, we have implemented wide-ranging programs focused on identifying and recruiting new talent, as well as enhancing the skills, qualifications, and satisfaction of our current associate base, under the umbrella program “Banking on Our People.” In recruiting, we employ a variety of strategies, including, among other things, the use of in-house recruiters, search firms, and employment agencies, designed to attract qualified and diverse candidates. We offer, among other opportunities, student internships and a management trainee program that provides recent graduates the opportunity to gain insight into several Company departments. We believe our compensation program, which, in addition to base and incentive compensation, includes health, retirement, and an array of other benefit plans and programs, is competitive within the financial industry, and we periodically review our plans and programs, as well as market surveys, to help ensure that our compensation program is consistent with our level of performance and that we have a current understanding of peer practices.

We provide our associates a variety of professional development opportunities, including participation in industry conferences, instructor-led continuing education and training sessions, as well as online training sessions that focus, among other things, on industry, regulatory, business, and leadership topics. We offer mentorship opportunities through our “Simmons Sidekick” and “Ambassadors” programs, and we provide tuition reimbursement for associates to attend a higher education facility to obtain bachelor’s and master’s degrees that are relevant to the finance industry and/or their positions within the Company. We seek to promote from within the Company when feasible and have established programs, such as our “Next Generation Leadership Program,” to help develop future managerial talent.

We are committed to maintaining a strong culture that not only earns loyalty but also serves as a catalyst for growth. Our values-based culture is memorialized in a set of “Culture Cornerstones” that are communicated to all associates and incorporated in various ways throughout our operations. We strive for all five of our Culture Cornerstones - Better Together; Integrity; Passion; High Performance; and Pursue Growth - to be reflected in everything we do, including how we interact with each other, how we interact with our customers, and how we interact with our vendors and business partners. We are also committed to promoting our associates’ well-being. Our wellness program, “Ultimate You,” assists associates in improving their level of physical, financial, and mental fitness through offerings such as discounted gym memberships, associate meditation classes in select locations, financial literacy training, channels for counseling, and health-focused challenges and contests. Finally, our inclusion program, “We Are Simmons,” celebrates and supports the unique perspectives, experiences, and backgrounds of our associates. We believe these differences help us better serve our customers and make us stronger as a whole.

As of December 31, 2020, the Company and its subsidiaries had approximately 2,923 full time equivalent associates. None of our associates are represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our associates to be good and have been recognized with “Best Places to Work” awards in several of our markets.

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

We are subject to certain laws and regulations of the State of Arkansas applicable to financial and bank holding companies, including examination and supervision by the Arkansas Bank Commissioner. Under Arkansas law, a financial or bank holding company is prohibited from owning more than one subsidiary bank if any subsidiary bank owned by the holding company has been chartered for less than five years and, further, requires the approval of the Arkansas Bank Commissioner for any acquisition of more than 25% of the capital stock of any other bank located in the State of Arkansas. No bank acquisition may be approved if, after such acquisition, the holding company would control, directly or indirectly, banks having 25% of the total bank deposits in the State of Arkansas, excluding deposits of other banks and public funds.

Additionally, under federal and state law, acquisitions of the Company’s common stock above certain thresholds or in connection with certain governance rights or business relationships may be subject to certain regulatory restrictions, including prior notice and approval requirements, and investors in the Company’s common stock are responsible for ensuring that they comply with these restrictions to the extent they are applicable.

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

The principal source of the Company’s liquidity is dividends from Simmons Bank, the payment of which is subject to certain limitations imposed by federal and state laws. The approval of the Arkansas Bank Commissioner is, for instance, required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At December 31, 2020, Simmons Bank had approximately $45.6 million available for payment of dividends to the Company, without prior regulatory approval. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods

In 2019, final rules were adopted that, among other things, eliminated a prior approval requirement in the Basel III Capital Rules (discussed below) for a bank holding company to repurchase shares of its common stock, provided that the bank holding company is well capitalized both before and after the proposed repurchase, well-managed, and not the subject of any unresolved supervisory issues. However, a bank holding company’s repurchases of shares of its common stock may, in certain circumstances, be subject to approval or notice requirements under other regulations, policies, or supervisory expectations of the bank holding company’s regulators, may be discouraged by regulators in the form of supervisory feedback on the bank holding company’s regulatory capital levels or plan, and must comply with all applicable state and federal corporate and securities laws and regulations.

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

Furthermore, as a member of the Federal Reserve System, our subsidiary bank is required by law to maintain reserves against its transaction deposits as required by the FRB. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. During 2020, due to the COVID-19 pandemic, the FRB acting pursuant to the Federal Reserve Act reduced the reserve requirements to zero until further notice. As a result, as of December 31, 2020, the Company’s reserve balances were zero.

Pursuant to federal laws and regulations, national and state-chartered banks may establish branches in their home states, as well as in other states. Applications to establish branches must be filed with the appropriate primary federal regulator and, where applicable, the bank’s state regulatory authority. As an Arkansas state-chartered bank, our subsidiary bank files branch applications with both the FRB and the Arkansas State Bank Department.

Federal laws and regulations also restrict banks, including our subsidiary bank, from establishing certain tying arrangements. In particular, subject to certain exceptions, banks, including our subsidiary bank, are prohibited from extending credit, leasing or selling property, furnishing services, or varying prices on the condition that the customer obtain an additional product or service from the bank or its affiliates or not obtain services of a competitor of the bank or its affiliates.

Transactions with Affiliates and Insiders

Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. In a bank holding company context, at a minimum, the parent holding company of a bank, any companies which are controlled by such parent holding company, and financial subsidiaries of the bank, are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms consistent with safe and sound banking practices.

Further, Section 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of a majority of the board of directors. Further, under Section 22(h) of the Federal Reserve Act, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

Tier 2 Capital is an amount equal to the sum of the qualifying portion of the allowance for credit losses, certain preferred stock not included in Tier 1, hybrid capital instruments (instruments with characteristics of debt and equity), certain long-term debt securities and eligible term subordinated debt, in an amount up to 50% of Tier 1 Capital. The eligibility of these items for inclusion as Tier 2 Capital is subject to certain additional requirements and limitations of the federal banking agencies.

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

In August 2020, the FRB, along with the other federal bank regulatory agencies, adopted a final rule that allows the Company and the Bank to phase-in the impact of adopting the Current Expected Credit Losses (or “CECL”) methodology up to two years, with a three-year period to phase out the cumulative benefit to regulatory capital provided during the two year delay.

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
Institutions that fall into the latter three categories are subject to restrictions on their growth and are required to submit a capital restoration plan. There is also a method by which an institution may be downgraded to a lower capital category based on supervisory factors other than capital. As of December 31, 2020, Simmons Bank was “well capitalized” based on the aforementioned ratios.

Federal Deposit Insurance Corporation Improvement Act

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), enacted in 1991, requires the FDIC to increase assessment rates for insured banks and authorizes one or more “special assessments,” as necessary for the repayment of funds borrowed by the FDIC or any other necessary purpose. As directed in FDICIA, the FDIC has adopted a transitional risk-based assessment system, under which the assessment rate for insured banks will vary according to the level of risk incurred in the bank’s activities. The risk category and risk-based assessment for a bank is determined, in part, from its prompt corrective action, as well capitalized, adequately capitalized or undercapitalized. Please refer to the section below titled FDIC Deposit Insurance and Assessments for more information.

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

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (“CFPB”) as an independent entity within the Federal Reserve and provided it with the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act included a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties. The Dodd-Frank Act contained numerous other provisions affecting financial institutions of all types, many of which have an impact on our operating environment, including among other things, our regulatory compliance costs. However, the Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards than those promulgated by the CFPB. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition, or operations.

The EGRRCPA

In May 2018, the Economic Growth, Regulatory Reform, and Consumer Protection Act (“EGRRCPA”) was enacted, which, among other things, amended certain provisions of the Dodd-Frank Act. The EGRRCPA provides targeted regulatory relief to financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. The EGRRCPA relieves bank holding companies with less than $100 billion in assets, such as the Company, from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, resolution planning and enhanced liquidity and risk management requirements). Please see the section below titled Impacts of Growth for more information.
In addition to amending the Dodd Frank Act, the EGRRCPA also includes certain additional banking-related provisions, consumer protection provisions and securities law-related provisions. Many of the EGRRCPA’s changes were implemented through rules finalized by the federal banking agencies over the course of 2019. These rules and their enforcement are subject to the substantial regulatory discretion of the federal banking agencies. The Company continues to evaluate the impact of the EGRRCPA as it is further implemented by the federal banking agencies.

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
Brokered Deposits

Section 29 of the FDIA and the FDIC regulations promulgated thereunder limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is well capitalized or, with the FDIC’s approval, adequately capitalized. However, a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than well capitalized. In December 2020, the FDIC issued a final rulemaking to modernize its brokered deposit regulations. Among other things, the final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition and establishes certain automatic “primary purpose” exemptions from the deposit broker definition, as well as revises certain interest rate restrictions that apply to less than well capitalized insured depository institutions. The final rule becomes effective April 1, 2021; however, the deadline for full compliance is extended to January 1, 2022. The Company is evaluating the potential impact of the final rule, if any, on our subsidiary bank.

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

As described above in the section titled Potential Enforcement Action for Bank Holding Companies and Banks, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires that federal banking agencies evaluate the record of each financial institution in meeting the credit needs of the market areas they serve, including low and moderate-income (“LMI”) individuals and communities. These activities are also considered in connection with, among other things, applications for mergers, acquisitions and the opening of a branch or facility, and negative results of these evaluations could prevent us from engaging in these types of transactions. Simmons Bank received a “satisfactory” CRA rating during its most recent exam.

During recent years, the federal prudential regulatory agencies have been engaged in efforts to revise the regulations implementing the CRA. In September 2020, the FRB issued an advance notice of proposed rulemaking (“ANPR”) on an approach to modernize the CRA’s implementing regulations by, among other things, more effectively meeting the needs of the LMI communities, addressing changes in the banking industry; bringing greater clarity, consistency, and transparency to tailored CRA performance evaluations, minimizing data collection and reporting burdens, and clarifying and expanding eligible CRA activities. One of the key changes proposed by the ANPR is to separate “retail test” and “community development test” components within the CRA framework. At this time, it is difficult to predict what changes, if any, will actually be implemented by the FRB or the effect, if any, on our subsidiary bank, or the level of cooperation among the FRB, the FDIC and the Office of the Comptroller of the Currency with respect to CRA modernization efforts. The Company, though, expects to monitor developments with respect to this ANPR and assess the impact, if any, of the FRB’s proposed changes to the CRA regulations.

UDAP and UDAAP

Federal laws, including Section 5 of the Federal Trade Commission Act, prohibit financial institutions from engaging in unfair or deceptive acts or practices (“UDAP”) in or affecting commerce. The Dodd-Frank Act expanded regulation in this space to apply to unfair, deceptive or abusive acts or practices (“UDAAP”) and delegated to the CFPB supervision and enforcement authority for UDAAP with respect to our subsidiary bank and rulemaking authority with respect to UDAAP. These laws have been used to, among other things, address certain problematic practices that may not fall directly within the scope of other banking or consumer protection laws.

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

Federal Home Loan Bank of Dallas
Simmons Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), which is one of 11 regional Federal Home Loan Banks (“FHLBs”) that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region and makes loans to its members in accordance with policies and procedures established by the board of directors of that FHLB. As a member, Simmons Bank must purchase and maintain stock in FHLB-Dallas. At December 31, 2020, Simmons Bank’s total investment in FHLB-Dallas was $63.5 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and our subsidiary bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized as of year-end 2020. When the regulations are adopted - and if they are adopted in the form initially proposed - they will restrict the manner in which executive compensation is structured and may impact the Company’s ability to structure incentive compensation.

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

Additionally, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank continues to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory and examination authority, as well as expanded data collecting and enforcement powers, all of which impacts the operations of Simmons Bank.

Pending Legislation

Because of concerns relating to, among other things, competitiveness and the safety and soundness of the banking industry, Congress and state legislatures often consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions and of those chartered in a particular state legislature’s jurisdiction. We cannot predict whether or in what form any proposals will be adopted or the extent to which our business may be affected.

Effect of Governmental Monetary Policies

The FRB uses monetary policy tools to impact interest rates, credit market conditions and money market conditions and to influence general economic conditions. These policies can have a significant impact on the absolute levels and distribution of deposits, loans and investment securities, as well as on market interest rates charged on loans or paid for deposits and other borrowings. Monetary policies of the FRB have in the past had a significant effect on the operating results of bank holding companies and their subsidiary banks, such as the Company and Simmons Bank, and may have similar effects in the future.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this report, including the information contained in “Cautionary Note Regarding Forward-Looking Statements,” investors in our securities should carefully consider the factors discussed below. An investment in our securities involves risks. The factors below, among others, could materially and adversely affect our business, financial condition, results of operations, liquidity or capital position, or cause our results to differ materially from our historical results or the results expressed or implied in our forward-looking statements.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and resulting economic conditions have adversely impacted, and are likely to continue to adversely impact, our business, as well as our customers and third-party vendors; and the ultimate severity of these impacts is dependent on future events, including the scope and duration of, and governmental responses to, the pandemic, that are highly uncertain and challenging to predict.

Although we have business continuity plans and other safeguards in place, the COVID-19 pandemic and responses to it have impacted, and are likely to continue to adversely impact, our business, results of operations, and financial condition, as well as those of our customers and third-party vendors, due to, among other things, significant and widespread disruption in our usual methods of working caused by social distancing, quarantines, and other restrictions. The COVID-19 pandemic has caused extensive disruptions to the global economy and the lives of people around the world. As a result of the pandemic, governmental authorities, businesses, and the public have taken unprecedented actions designed to limit the scope and duration of the COVID-19 pandemic, as well as mitigate its effects. However, at this time, we are unable to determine whether these actions will be ultimately effective, or how long it may take for the pandemic to subside. In fact, future developments related to the pandemic could cause the imposition of additional measures that may further increase the severity of its effects.

Many responses to the COVID-19 pandemic have adversely impacted the economy and forced temporary closures of nonessential businesses, and as a result the businesses of many of our customers have been adversely impacted. If these responses are ultimately unsuccessful, we could continue to experience material adverse impacts to our business, financial condition, and results of operations. Additionally, changes due to COVID-19 may continue to have adverse impacts on the Company’s business due to, among other things, reduced effectiveness of operations, unavailability of personnel (including due to illness), and increased cybersecurity risks related to use of remote technology. We may experience financial losses and declines in our financial condition due to a number of factors associated with the pandemic, including, among other things, deteriorations in credit quality, past due loans, challenges faced by our third-party vendors who provide key services, and charge offs resulting from difficulties faced by our hospitality, retail, restaurant, energy, and other borrowers as a result of the pandemic and responses to it. Loan payment deferral programs and government assistance programs, such as the Paycheck Protection Program (“PPP”), may mask credit deterioration in the Company’s loan portfolio by making less applicable otherwise standard measures of identifying developing financial weakness in a customer or a loan portfolio, which may cause the our credit quality to decline and adversely impact our allowance for credit losses and require additional provisions. We may also incur adverse rulings, judgements, settlements, or other outcomes from litigation or government action arising from our participation in and administration of programs related to the pandemic (including, among other things, the PPP originally authorized by the Coronavirus Aid, Relief, and Economic Security Act) that could have significant effects on the Company, its financial condition and its operations.

The COVID-19 pandemic has contributed to significant volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, and perceptions regarding national and global recovery from the pandemic, volatility in the financial markets may continue which may adversely impact the price of the Company’s common stock. In response to the COVID-19 pandemic, in March 2020 the Federal Reserve lowered the target range for the federal funds rate to a range from 0%-0.25%. A prolonged period of low interest rates could adversely impact the value of the Company’s assets and of collateral associated with existing loans to decline, and could reduce the Company’s net interest income and have an adverse impact on the Company’s cash flows. The Company has begun to see certain adverse impacts of the current low interest rate environment on its operations.

The ultimate severity of adverse impacts of the COVID-19 pandemic will depend on future developments, including, among other things, how long the pandemic lasts, how successful vaccination efforts are, the significant spread of new strains of the virus, and when restrictions imposed on businesses and individuals are fully lifted, which, at this time, are unknown. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact. There can be no assurance that any efforts by the Company to address the adverse impacts of the COVID-19 pandemic will be effective. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, or as a result of changes in the behavior of customers, businesses and their employees.

Risks Related to the Company’s Lending Activities

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

We have a sizeable consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.62% and 1.86% of our average outstanding credit card balances for the years ended December 31, 2020 and 2019, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

We may not maintain an appropriate allowance for credit losses.

It is likely that some portion of our loans will become delinquent, and some loans may only be partially repaid or may never be repaid. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that results from management’s review of the existing portfolio and management’s assessment of the portfolio’s collectability. Our methodology for establishing the appropriateness of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires management to make significant estimates and predictions regarding credit risks, future market conditions, and other factors, all of which are subject to material changes and may not necessarily be in our control. If our methodology is flawed, or if we experience changes in market or economic conditions, or in conditions of our borrowers, the allowance may become inadequate, which would result in additional provisions to increase the allowance to an appropriate level. This could negatively impact our business, including through a material decrease in our earnings. In addition, prudential regulators also periodically review our allowance for credit losses and have the ability, based on their perspective, which may be different from ours, to require that we make adjustments to the allowance, which could also have a negative effect on our results of operations or financial condition.

We rely on the mortgage secondary market from time to time to provide liquidity.

We sell certain mortgage loans we originate to certain agencies and other purchasers. We rely, in part, on the agencies to purchase loans meeting their requirements to reduce our credit risk and to provide funding for additional loans we desire to originate. There is no guarantee that the agencies will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. If we are unable to continue to sell conforming loans to the agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.

Sales of our loans are subject to a variety of risks.

In relation to any sale of one or more of our loan portfolios, we may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans were originated and serviced. If those representations and warranties prove to be incorrect, we may be required to indemnify the purchaser for any related losses or be required to repurchase certain loans that were sold. In some cases where such obligations are invoked by the purchaser, the loans may be non-performing or in default, leaving us without a remedy available against a solvent counterparty to the loan. Our results of operations may be adversely affected if we are not able to recover our losses resulting from these indemnity payments and repurchases.

Loans made through federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with program requirements.

We participate in various U.S. government agency loan guarantee programs, including programs operated by the SBA. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee, exposing us to credit risk we would not otherwise be exposed to, or result in our inability to continue originating loans under such programs, either of which could have a material adverse effect on our business, financial condition or results of operations.

We participated as a lender in both rounds of the PPP. The PPP loans are fully guaranteed as to payment of principal and interest by the SBA and we believe that the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.

Risks Related to Market Interest Rates

Changes in interest rates and monetary policy could adversely affect our profitability.

Our net income and cash flows depend to a significant extent on the difference between interest rates earned on interest-earning assets and the rates paid on interest-bearing liabilities. These rates are highly sensitive to many factors beyond our control, including general economic conditions and credit and monetary policies of governmental authorities. Changes in the credit or monetary policies of governmental authorities, particularly the Federal Reserve, could significantly impact market interest rates and our financial performance. For instance, changes in the nature of open market transactions in U.S. government securities, the discount rate or the federal funds rate on bank borrowings, and reserve requirements against bank deposits, could lead to increases in the costs associated with our business. In addition, such changes could influence the interest we receive on loans and securities and the amount of interest we pay on deposits. If the interest rates we pay on deposits increases at a faster rate than the interest we receive on loans and other investments, then our net interest income could be adversely affected. The impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates, and our ability to manage such relative sensitivity may be adversely impacted by competitive conditions in the banking industry and in the financial markets. Due to the changing conditions in the national economy, we cannot predict with certainty how future changes in interest rates, deposit levels, and loan demand will impact our business and profitability.

Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”) and other benchmark rates are determined, as well as the discontinuance and replacement of LIBOR as a reference rate, could adversely impact our business and results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021, and Intercontinental Exchange, Inc. the company that administers LIBOR, has stated that it intends to cease the publication of one week and two-month LIBOR rates immediately after the LIBOR publication on December 31, 2021, and the remaining LIBOR rates immediately following the LIBOR publication on June 30, 2023, and will consult on such intentions. These announcements indicate that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. Due to LIBOR’s extensive use across financial markets, the transition away from LIBOR may pose risks and challenges to financial markets and financial institutions, including the Company, and liquidity in certain interbank markets on which LIBOR estimates are based has been declining. At this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, at this time, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become the generally accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans, extend beyond 2021. We are continuing to assess the impact that a cessation or market replacement of LIBOR would have on these various products and contracts and working to transition many LIBOR based products and contracts to other interest rate structures. The discontinuation of LIBOR could result in operational, legal and compliance risks and, if we are unable to adequately manage such risks and transition from LIBOR to new reference rates, our business, financial condition, results of operations and future prospects may be adversely impacted.

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

Risks Related to Our Business, Industry, and Markets

Our business may be adversely affected by conditions in the financial markets and general economic conditions.

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

The Great Recession elevated unemployment levels and negatively impacted consumer confidence. It also had a detrimental impact on industry-wide performance nationally as well as the Company’s market areas. While improvement in several economic indicators have been noted since 2013, including increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels the COVID-19 pandemic led to extensive additional disruptions to the economy generally during 2020.

Past market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures can result in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, can all combine to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. In the Great Recession, some banks and other lenders suffered significant losses and became reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing can significantly weaken the strength and liquidity of some financial institutions worldwide.

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

Our concentration of banking activities in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular local markets in which we operate.

Our subsidiary bank operates primarily within the states of Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these seven states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

The ability of our borrowers to repay their loans could also be adversely impacted by the significant changes in market conditions in the region or by changes in local real estate markets, including deflationary effects on collateral value caused by property foreclosures. This could result in an increase in our charge-offs and provision for credit losses. Either of these events would have an adverse impact on our results of operations.

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

Changes in service delivery channels and emerging technologies pose a competitive risk.

Advancements in technology have created the ability for financial transactions that have historically often involved traditional banks to be conducted through alternative channels. For example, consumers can now hold funds in brokerage accounts and internet-only banks, or indeed with essentially any bank that provides for online account opening and online banking. Consumers can also complete transactions such as the purchase or sale of goods and services, the payment of bills, and the transfer of funds without the direct assistance of banks. Indeed, non-traditional financial services firms, such as financial technology (FinTech) companies, have begun to offer a variety of services traditionally provided by banks and other financial institutions. The resulting increased competition could result in the loss of fee income and customer deposits, which could negatively impact our financial condition, results of operations, and liquidity. It could also require additional, costly investments in technology to remain competitive.

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

We have historically employed, as important parts of our business strategy, growth through acquisitions of banks and, to a lesser extent, through branch acquisitions and de novo branching. Any future acquisitions in which we might engage will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other risks:

•credit risk associated with the acquired bank’s loans and investments;
•difficulty of integrating operations and personnel; and
•potential disruption of our ongoing business.

In addition to pursuing the acquisition of existing viable financial institutions as opportunities arise we may also continue to engage in de novo branching to further our growth strategy. De novo branching and growing through acquisition involve numerous risks, including the following:

•the inability to obtain all required regulatory approvals;
•the significant costs and potential operating losses associated with establishing a de novo branch or a new bank;
•the inability to secure the services of qualified senior management;
•the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;
•the risk of encountering an economic downturn in the new market;
•the inability to obtain attractive locations within a new market at a reasonable cost; and
•the additional strain on management resources and internal systems and controls.

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

As of December 31, 2020, we had $1.1 billion of goodwill and $111.1 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

We provide a variety of commercial and consumer banking, as well as other financial, products and services designed to meet a broad range of needs. While many of these products and services are traditional both in their characteristics and their delivery channels, advancements in technology, changes in the regulatory environment, and evolving customer preferences require that we continuously evaluate the terms under which we provide our existing products and services (including, among other things, interest rates and loan covenants), the methods by which we deliver them (including the use of online and mobile banking), and the potential for new products and services in order to remain competitive. These efforts, though, could require substantial investments, and we can provide no assurance that we will develop new products and services, or adequately adapt our existing products and services, in a timely or successful manner. Our inability to do so could harm our business and adversely affect our results of operations and reputation. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Risks Related to the Company’s Operations

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

Federal and state regulatory authorities require us and our subsidiary bank to maintain adequate levels of capital to support our operations. Many circumstances could require us to seek additional capital, such as:

•faster than anticipated growth;
•reduced earning levels;
•operating losses;
•changes in economic conditions;
•revisions in regulatory requirements; or
•additional acquisition opportunities.

Our ability to raise additional capital will largely depend on our financial performance, and on conditions in the capital markets which are outside our control. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would, as a result, have to compete with those institutions for investors which could adversely impact the price at which we are able to offer our securities. If we need additional capital but cannot raise it on terms acceptable to us, our ability to expand our operations or to engage in acquisitions could be materially impaired.

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

A critical component of our success is the ability to attract, develop and retain highly qualified, skilled lending, operations, information technology, and other employees, as well as managers who are experienced and effective at leading their respective departments. We have an experienced group of senior management and other key personnel that our board of directors believes is capable of managing and growing our business. In many areas of the financial services industry, competition for key personnel is fierce, and the departure of those individuals from our business presents risk that we will be unable to attract, develop and retain suitable successors, which could have a material, adverse impact on our competitive position in the marketplace.

Our business is heavily reliant on a variety of third-party service providers.

We rely on a large number of vendors to provide products and services that we need for our day-to-day operations, particularly in the areas of loan and deposit operations, information technology, and security. This reliance exposes us to the risk that the vendors will not perform in accordance with the applicable contractual arrangements or service level agreements, as well as risks resulting from defective products, poor performance of services, disruption in a product or service, vendor contracts, or loss of a product or service if a vendor ceases doing business because of its own financial or operational difficulties. These risks, if realized, could result in significant disruptions to our business, which could have a material adverse impact on our financial condition and results of operations. While we maintain a vendor management program designed to assist in the oversight and monitoring of our third-party service providers, there can be no assurance that we will not experience service-related issues associated with our vendors.

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

The regulatory bodies that establish accounting standards, including, among others, FASB and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, that effective January 1, 2020, substantially changed the accounting for credit losses and other financial assets held by banks, financial institutions and other organizations. The standard removed the existing “probable” threshold in generally accepted accounting principles (“US GAAP”) for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. We adopted, an optional three-year phase-in period for the day-one adverse regulatory capital impact upon adoption of the standard with the additional two year delay allowed by the regulators in response to the COVID-19 pandemic.. The adoption of the standard resulted in an overall material increase in the allowance for credit losses. However, the impact at adoption was influenced by the portfolios' composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

Risks Related to the Company’s Legal and Regulatory Environment

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

Our failure to comply with applicable banking laws and regulations could result in significant monetary penalties, restrict our ability to execute our growth strategy, and have other material adverse impacts on our business.

We are charged with maintaining compliance with all applicable banking laws and regulations, including, among others, fair lending, CRA, consumer compliance, BSA and anti-money laundering, capital, and other regulations described herein under “Item 1. Business - Supervision and Regulation.” Various agencies, including, without limitation, the FRB, CFPB, Arkansas State Bank Department, and the Department of Justice, have the ability to institute proceedings to address compliance failures. Should those agencies be successful in the case of such a proceeding, we could become subject to material sanctions, including, among other things, monetary penalties and restrictions on our ability to engage in mergers and acquisitions and other growth-oriented activities. Compliance failures may also result in litigation instituted by private parties, including consumers, which could result in material adverse impacts on our business.

We are subject to litigation in the ordinary course of our business, and adverse rulings, judgements, settlements, and other outcomes of such litigation, as well as our associated legal expenses may adversely affect our results.

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

We may be subject to allegations of intellectual property infringement or may fail to effectively protect our own intellectual property rights.

Our competition, or other third parties, may allege that we have violated their intellectual property rights. For example, we may unintentionally infringe upon the rights of third parties through the use of infringing software or other types of content provided by vendors. Alternatively, failure to effectively protect our own intellectual property through trade secret, copyright, patents, and other legal means, may result in it being used to the benefit of others and to the detriment of our business. A successful claim of infringement could subject us to money damages, require significant license or royalty fees, or result in restrictions preventing us from using certain software or technology, thereby impeding our delivery of products or services. Even if ultimately unsuccessful, the financial cost of a legal defense and the diversion of management’s attention from our business may prove costly.

Risks Related to the Company’s Securities

The holders of our subordinated notes and subordinated debentures have rights that are senior to those of our common shareholders. If we defer payments of interest on our outstanding subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

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

We cannot assure you of our ability to continue to pay dividends. Our ability to pay dividends depends on the following factors, among others:

•We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our subsidiary bank, is subject to federal and state laws that limit the ability of the bank to pay dividends;
•FRB policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition; and
•Our Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.

If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our subsidiary bank becomes unable to pay dividends to us, we may not be able to service our debt or pay our other obligations or pay dividends on our common stock. Accordingly, our inability to receive dividends from our subsidiary bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock. Our subsidiary bank’s ability to pay dividends or make other payments to us, as well as our ability to pay dividends on our common stock, is limited by the bank’s obligation to maintain sufficient capital and by other general regulatory restrictions on its dividends, including restrictions imposed by state laws and regulations.

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

General Risk Factors

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

Weather-related events or natural or man-made disasters could cause a disruption in our business or have other effects which could adversely impact our financial condition and results of operations.

We have operations in the mid-south and certain great plains states, areas susceptible to tornados and severe weather events. In addition, our operations and a significant number of our branches are located in the New Madrid Seismic Zone. While we have in place a business continuity plan, such events could potentially disrupt our operations or result in physical damage to our branch office locations. Severe weather events or earthquakes could also impact the value of any collateral we hold, or significantly disrupt the local economies in the markets that we serve, manifesting in a decline in loan originations, as well as an increase in the risk of delinquencies, defaults, and foreclosures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal offices of the Company and of its subsidiary bank, Simmons Bank, consist of an eleven-story office building and adjacent office space located in the downtown business district of the city of Pine Bluff, Arkansas. A portion of those offices is subject to a ground lease that expires March 31, 2057. We have additional corporate offices located in Little Rock, Arkansas, including a twelve-story office building in Little Rock’s River Market district.

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company and its subsidiaries conduct financial operations from approximately 204 financial centers located in communities throughout Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas. We generally believe our properties to be suitable and adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 22, Contingent Liabilities, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SFNC.”

As of February 22, 2021, there were approximately 2,250 shareholders of record of our common stock. See the Cash Dividends discussion in the Capital section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding cash dividends.

Issuer Purchases of Equity Securities

On October 22, 2019, we announced that our Board of Directors authorized a new stock repurchase program (“Program”) under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner) and replaced our previous stock repurchase program, which was announced on July 23, 2012, that authorized us to repurchase up to 1,700,000 shares of common stock. We did not repurchase shares under the Program beginning in April of 2020 through September of 2020. On October 22, 2020, we announced the resumption of stock repurchases under the Program. The timing, pricing, and amount of any repurchases under the Program will be determined by management at its discretion based on a variety of factors, including but not limited to, trading volume and market price of our common stock, corporate considerations, the Company working capital and investment requirements, general market and economic conditions, and legal requirements.

Information concerning our purchases of common stock during the quarter ended December 31, 2020 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	180,780	$17.14	180,000	$73,478,000
November 1 - 30, 2020	600,502	19.37	600,000	$61,855,000
December 1 - 31, 2020	254,826	20.88	254,364	$56,544,000
Total	1,036,108	$19.36	1,034,364
_________________________
(1)Total number of shares purchased includes 1,744 shares with an average price of $19.11 of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the Nasdaq Composite Index and the SNL U.S. Bank & Thrift Index. The graph assumes an investment of $100 on December 31, 2015 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered as an indication of future performance.

Total Return Performance
Simmons First National Corporation
NASDAQ Composite
SNL U.S. Bank & Thrift
Index Value
300
250
200
150
100
50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Simmons First National Corporation	100.00	123.33	115.39	99.53	113.35	94.95
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank & Thrift	100.00	126.25	148.45	123.32	166.67	144.61

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated selected financial data concerning the Company and should be read in conjunction with, and is qualified in its entirety by, the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The income statement, balance sheet and per common share data as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, were derived from consolidated financial statements of the Company, which were audited by BKD, LLP. Results from past periods are not necessarily indicative of results that may be expected for any future period.

Management believes that certain non-GAAP measures, including core diluted earnings per share, tangible book value, the ratio of tangible common equity to tangible assets, tangible stockholders’ equity, core return on average assets, core return on average common equity, return on average tangible equity, core return on average tangible equity, efficiency ratio, and certain measures exclusive of PPP loans and/or additional liquidity may be useful to analysts and investors in evaluating the performance of our Company. We have included certain of these non-GAAP measures, including cautionary remarks regarding the usefulness of these analytical tools, in this table. The consolidated selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. See the “GAAP Reconciliation of Non-GAAP Financial Measures” for additional discussion of non-GAAP measures.

	Years Ended December 31,
(In thousands, except per common share data, ratios & other data)	2020	2019	2018	2017	2016
Income statement data:
Interest income	$759,718	$783,123	$676,829	$392,539	$299,295
Interest expense	119,984	181,370	128,135	40,074	21,799
Net interest income	639,734	601,753	548,694	352,465	277,496
Provision for credit losses	74,973	43,240	38,148	26,393	20,065
Net interest income after provision for credit losses	564,761	558,513	510,546	326,072	257,431
Non-interest income	248,528	205,031	147,754	141,230	141,092
Non-interest expense	493,495	461,112	392,229	312,379	255,085
Income before taxes	319,794	302,432	266,071	154,923	143,438
Provision for income taxes	64,890	64,265	50,358	61,983	46,624
Net income	254,904	238,167	215,713	92,940	96,814
Preferred stock dividends	52	339	—	—	24
Net income available to common stockholders	$254,852	$237,828	$215,713	$92,940	$96,790

Per common share data(7):
Basic earnings	2.32	2.42	2.34	1.34	1.58
Diluted earnings	2.31	2.41	2.32	1.33	1.56
Core diluted earnings (non-GAAP) (1)	2.40	2.73	2.37	1.70	1.64
Book value	27.53	26.30	24.33	22.65	18.40
Tangible book value (non-GAAP) (2)	16.56	15.89	14.18	12.34	11.98
Dividends	0.68	0.64	0.60	0.50	0.48
Basic average common shares outstanding	109,860,321	98,350,992	92,268,131	69,384,500	61,291,296
Diluted average common shares outstanding	110,173,661	98,796,628	92,830,485	69,852,920	61,927,092

	Years Ended December 31,
(In thousands, except per common share data, ratios & other data)	2020	2019	2018	2017	2016
Balance sheet data at period end:
Total assets	$22,359,752	$21,259,143	$16,543,337	$15,055,806	$8,400,056
Investment securities	3,806,629	3,329,270	2,286,220	1,838,642	1,571,430
Loans	12,900,897	14,425,704	11,723,266	10,780,103	5,633,843
Allowance for credit losses on loans	238,050	68,244	56,694	42,086	37,240
Goodwill and other intangible assets	1,186,415	1,182,860	937,021	948,722	401,464
Non-interest bearing deposits	4,482,091	3,741,093	2,672,405	2,665,249	1,491,676
Deposits	16,987,026	16,108,940	12,398,752	11,092,875	6,735,219
Other borrowings	1,342,067	1,297,599	1,345,450	1,380,024	273,159
Subordinated debt and trust preferred	382,874	388,260	353,950	140,565	60,397
Stockholders’ equity	2,976,656	2,988,924	2,246,434	2,084,564	1,151,111
Tangible stockholders’ equity (non-GAAP) (2)	1,789,474	1,805,297	1,309,413	1,135,842	749,647

Capital ratios at period end:
Common stockholders’ equity to total assets	13.31%	14.06%	13.58%	13.85%	13.70%
Common stockholders’ equity to total assets excluding PPP loans (non-GAAP) (8)	13.87%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets (non-GAAP) (3)	8.45%	8.99%	8.39%	8.05%	9.37%
Tangible common equity to tangible assets excluding PPP loans (non-GAAP) (3) (8)	8.83%	N/A	N/A	N/A	N/A
Tier 1 leverage ratio	9.08%	9.59%	8.78%	9.21%	10.95%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP) (8)	9.50%	N/A	N/A	N/A	N/A
Common equity Tier 1 risk-based ratio	13.41%	10.92%	10.22%	9.80%	13.45%
Tier 1 risk-based ratio	13.41%	10.92%	10.22%	9.80%	14.45%
Total risk-based capital ratio	16.78%	13.73%	13.35%	11.35%	15.12%
Dividend payout to common stockholders	29.44%	26.56%	25.86%	37.59%	30.67%

Annualized performance ratios:
Return on average assets	1.18%	1.33%	1.37%	0.92%	1.25%
Core return on average assets (non-GAAP) (1)	1.22%	1.51%	1.40%	1.18%	1.31%
Return on average common equity	8.72%	9.93%	10.00%	6.68%	8.75%
Core return on average common equity (non-GAAP) (1)	9.05%	11.25%	10.21%	8.56%	9.17%
Return on average tangible equity (non- GAAP) (2) (4)	15.25%	17.99%	18.44%	11.26%	13.92%
Core return on average tangible equity (non-GAAP) (1) (2) (4)	15.79%	20.31%	18.81%	14.28%	14.56%
Net interest margin (5)	3.38%	3.85%	3.99%	4.08%	4.19%
Net interest margin adjusted for PPP loans and additional liquidity (non-GAAP) (5) (8)	3.63%	N/A	N/A	N/A	N/A
Efficiency ratio (non-GAAP) (6)	54.66%	50.33%	52.85%	55.26%	56.24%

	Years Ended December 31,
(In thousands, except per common share data, ratios & other data)	2020	2019	2018	2017	2016
Balance sheet ratios:
Nonperforming assets as a percentage of period-end assets	0.64%	0.54%	0.50%	0.70%	1.35%
Nonperforming loans as a percentage of period-end loans	0.96%	0.65%	0.48%	0.67%	1.53%
Nonperforming assets as a percentage of period-end loans and OREO	1.11%	0.80%	0.70%	0.97%	2.01%
Allowance to nonperforming loans	192.82%	72.46%	101.12%	57.96%	43.18%
Allowance for credit losses as a percentage of period-end loans	1.85%	0.47%	0.48%	0.39%	0.66%
Net charge-offs (recoveries) as a percentage of average loans	0.45%	0.24%	0.21%	0.31%	0.30%

Other data:
Number of financial centers	204	251	191	200	150
Number of full time equivalent associates	2,923	3,270	2,654	2,640	1,875
_________________________
(1)Core diluted earnings per share is a non-GAAP financial measure. Core diluted earnings per share excludes from net income certain non-core items and then is divided by average diluted common shares outstanding. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(2)Because of Simmons’ significant level of intangible assets, total goodwill and core deposit premiums, management of Simmons believes a useful calculation for investors in their analysis of Simmons is tangible book value per share, which is a non-GAAP financial measure. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total common stockholders’ equity, and dividing the resulting number by the shares of common stock outstanding at period end. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(3)Tangible common equity to tangible assets ratio is a non-GAAP financial measure. The tangible common equity to tangible assets ratio is calculated by dividing total common stockholders’ equity less goodwill and other intangible assets (resulting in tangible common equity) by total assets less goodwill and other intangible assets as of and for the periods ended presented above. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(4)Return on average tangible equity is a non-GAAP financial measure that removes the effect of goodwill and other intangible assets, as well as the amortization of intangibles, from the return on average equity. This non-GAAP financial measure is calculated as net income, adjusted for the tax-effected effect of intangibles, divided by average tangible equity which is calculated as average stockholders’ equity for the period presented less goodwill and other intangible assets. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of this non-GAAP financial measure.
(5)Net interest margin is presented on a fully taxable equivalent basis that consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135% for periods beginning January 1, 2018 or 39.225% for periods prior to 2018.
(6)The efficiency ratio is a non-GAAP financial measure that is noninterest expense before foreclosed property expense and amortization of intangibles as a percent of net interest income (fully taxable equivalent) and noninterest revenues, excluding gains and losses from securities transactions and non-core items. See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure.
(7)Share and per share amounts have been restated for the two-for-one stock split in February 2018.
(8)Certain figures are presented that are exclusive of the impact of PPP loans and/or additional liquidity: the ratios of common equity to total assets and tangible common equity to tangible assets, each adjusted for PPP loans (each non-GAAP), Tier 1 leverage ratio excluding average PPP loans (non-GAAP), and net interest margin, adjusted for PPP loans and additional liquidity (Non-GAAP). See “GAAP Reconciliation of Non-GAAP Financial Measures” below for a GAAP reconciliation of these non-GAAP financial measures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies & Estimates

Overview

We follow accounting and reporting policies that conform, in all material respects, to US GAAP and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected credit losses and risks inherent in the loan portfolio. Our allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with Accounting Standard Codification (“ASC”) Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is based on our reasonable and supportable economic forecasts, historical loss experience, and other qualitative adjustments. For further information see the section Allowance for Credit Losses below.

Our evaluation of the allowance for credit losses is inherently subjective as it requires material estimates. The actual amounts of credit losses realized in the near term could differ from the amounts estimated in arriving at the allowance for credit losses reported in the financial statements. On January 1, 2020, the Company adopted the new Current Expected Credit Losses, or “CECL”, methodology. See Note 20, New Accounting Standards, in the accompanying Notes to Consolidated Financial Statements for additional information.

Prior to the adoption of the CECL methodology in 2020, the allowance for credit losses was calculated monthly based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for credit losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) external factors and pressure from competition, (6) the experience, ability and depth of lending management and staff, (7) seasoning of new products obtained and new markets entered through acquisition and (8) other factors and trends that affected specific loans and categories of loans. We established general allocations for each major loan category. This category also included allocations to loans which were collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans. General reserves were established, based upon the aforementioned factors and allocated to the individual loan categories. Allowances were accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeded the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

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

During the first quarter of 2020, our share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on our share price and other factors, we performed an interim goodwill impairment qualitative assessment during the first quarter and concluded no impairment existed. During the second quarter of 2020, we performed our annual goodwill impairment test and concluded that it is more likely-than-not that the fair value of our goodwill continues to exceed its carrying value and therefore, goodwill is not impaired. Furthermore, we performed an interim goodwill impairment assessment during both the third and fourth quarters of 2020 and concluded no impairment existed. While our goodwill impairment analysis indicated no impairment at December 31, 2020, our assessment depends on several assumptions which are dependent on market and economic conditions, and future changes in those conditions could impact our assessment in the future.

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

2020 Overview

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2020 and 2019 and results of operations for each of the years then ended. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K filed with the SEC on February 27, 2020 for a discussion and analysis of the more significant factors that affected periods prior to 2019. Certain reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this report, as well as the cautionary note regarding forward-looking statements and the risks discussed in Item 1A of Part I of this Form 10-K.

Our net income available to common shareholders for the year ended December 31, 2020 was $254.9 million, or $2.31 diluted earnings per share, compared to $237.8 million, or $2.41 diluted earnings per share, for the same period in 2019. Included in both 2020 and 2019 results were non-core items related to our acquisitions, early retirement program expenses and branch right sizing initiatives, and with respect to our 2020 results only, gains associated with the sale of branches. Excluding all non-core items, core earnings for the year ended December 31, 2020 were $264.3 million, or $2.40 core diluted earnings per share, compared to $269.6 million, or $2.73 core diluted earnings per share, in 2019. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures.

We completed the acquisition of The Landrum Company (or “Landrum”), including its wholly-owned bank subsidiary, Landmark Bank, in October 2019. The systems conversion of Landmark Bank was completed during February 2020. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to this acquisition.

On February 28, 2020, we completed the sale of certain assets and assumptions of certain liabilities (“Texas Branch Sale”) associated with five Simmons Bank locations in Austin, San Antonio and Tilden, Texas to Spirit of Texas Bank, SSB, a wholly-owned subsidiary of Spirit of Texas Bancshares, Inc.. Additionally, on May 18, 2020 we completed the sale of certain assets and assumptions of certain liabilities (“Colorado Branch Sale”) associated with four Simmons Bank locations in Denver, Englewood, Highlands Ranch and Lone Tree, Colorado to First Western Trust Bank, a wholly-owned subsidiary of First Western Financial, Inc. We recognized a combined gain on sale of $8.1 million on the Texas Branch Sale and Colorado Branch Sale.

Early in 2020, we offered qualifying associates an early retirement option resulting in $2.9 million of non-core expense during 2020. We expect ongoing net annualized savings of approximately $2.9 million from this program.

We continuously evaluate our branch network as part of our analysis of the profitability of our operations and the efficiency with which we deliver banking services to our markets, including, among other things, changes in customer traffic and preferences. As a result of this ongoing evaluation, we closed 11 branch locations during June 2020, with estimated net annual cost savings of approximately $2.4 million related to these locations. We closed an additional 23 branch locations on October 9, 2020, with an expected net annual cost savings of approximately $6.7 million. Related to these branch closures, we transferred $15.4 million in branch facilities to premises held for sale.

During 2020, our digital banking users grew approximately 30% while the number of digital transactions increased by 38%, indicating not only a continued trend of increasing digital customers but also that customers are executing more of their banking transactions through digital channels. In March 2020, for the first time, we had more weekly transactions using digital channels than at the branches. Our mobile deposit usage has seen an increase of 170% since the end of 2019. Additionally, we developed a new mobile deposit process to fully automate user enrollment and mitigate our risk. During the last quarter of 2020, 84% of all accounts that had a banking transaction were enrolled in digital banking.

During May 2020, we completed the conversion of all consumer deposit customers to our new online platform. All consumer deposit customers are now on the same online and mobile platforms, including acquired institutions. In September 2020, we completed the development of new credit card functionality which allows our mobile and online banking platform for consumer deposit customers to also display credit card balances, line of credit utilization, recent credit card transactions and minimum credit card payment details, all with real-time information.

On November 30, 2020, we entered into a Branch Purchase and Assumption Agreement with Citizens Equity First Credit Union to sell four Simmons Bank locations in the Metro East area of Southern Illinois, near St. Louis. We expect to close the sale during the first quarter of 2021. See Note 4, Other Assets and Other Liabilities Held for Sale, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report for additional information related to the sale of these locations.

Also during 2020, we completed our regulatory exam cycle, including our first CFPB exam, and contributed $3.0 million to the Simmons First Foundation to support environmental conservation projects throughout our service area.

During 2019, we had several notable events that affected our operating results. First, we recorded $15 million in provision expense primarily related to the charge-off of a participation interest in a shared national credit to White Star Petroleum, LLC (“White Star”) (further discussed below in Provision for Credit Losses). Second, we sold Visa Inc. class B common stock resulting in a gain of $42.9 million, and in connection with that sale, we contributed $4 million to the Simmons First Foundation so it may continue its work to provide community development grants throughout our footprint. Third, we sold $114 million of primarily commercial real estate (“CRE”) loans resulting in a net loss of $5.1 million.

In April 2019, we completed the acquisition of Reliance Bancshares, Inc. (“Reliance”). Contemporaneously with the Reliance acquisition, Reliance’s subsidiary bank, Reliance Bank, was merged with and into Simmons Bank, with Simmons Bank as the surviving entity. We are excited about the opportunities we continue to have in the St. Louis market resulting from our increased presence. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for additional information related to the Landrum and Reliance acquisitions.

Stockholders’ equity as of December 31, 2020 was $3.0 billion, book value per share was $27.53 and tangible book value per share was $16.56. Our ratio of common stockholders’ equity to total assets was 13.3% and the ratio of tangible common stockholders’ equity to tangible assets was 8.5% at December 31, 2020. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures. The Company’s Tier I leverage ratio of 9.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” minimum requirements. See Table 20 – Risk-Based Capital for regulatory capital ratios.

Total interest bearing balances due from banks and federal funds sold were $3.3 billion at December 31, 2020, an increase of $2.5 billion from the same period in 2019 due to the additional liquidity that has accumulated as a result of the ongoing effects of the COVID-19 pandemic, including economic stimulus legislation, reduced credit card balances, tepid loan demand and fewer overdraft activities.

Total loans were $12.9 billion at December 31, 2020, a decrease of $1.5 billion, or 10.6%, from the same period in 2019. During 2020, we provided $975.6 million in PPP loans to our customers. See the COVID-19 Impact section below for additional information.

At December 31, 2020, the allowance for credit losses on loans was $238.1 million. We adopted the new credit loss methodology, CECL, on January 1, 2020. Upon adoption, we recorded an additional allowance for credit losses of approximately $151.4 million, an adjustment to the reserve for unfunded commitments of $24.0 million, and a related $128.1 million adjustment to retained earning net of taxes.

In our discussion and analysis of our financial condition and results of operation in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide certain financial information determined by methods other than in accordance with US GAAP. We believe the presentation of non-GAAP financial measures provides a meaningful basis for period-to-period and company-to-company comparisons, which we believe will assist investors and analysts in analyzing the core financial measures of the Company and predicting future performance. See the GAAP Reconciliation of Non-GAAP Measures section below for additional discussion and reconciliations of non-GAAP measures.

Simmons First National Corporation is an Arkansas-based financial holding company that, as of December 31, 2020, has approximately $22.4 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic has placed significant health, economic and other major pressure on the communities we serve, the United States and the entire world. In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was designed to provide comprehensive relief to individuals and businesses following the unprecedented impact of the COVID-19 pandemic. Additionally, we have been actively managing our response to the continuing COVID-19 pandemic and have implemented a number of procedures in response to the pandemic to support the safety and well being of our employees, customers and shareholders. Some of the implemented procedures include:

•Addressing the safety of the Company’s branch network, following local, state, and federal guidelines;
•Holding regular executive and pandemic task force meetings to address issues that change rapidly;
•Implementing business continuity plans to help ensure that customers have adequate access to banking services;
•Providing extensions and deferrals to loan customers affected by COVID-19 provided such customers were not 30 days or more past due at December 31, 2019. See further discussion in the Asset Quality section below; and
•Participating in both appropriations of the CARES Act PPP that provides 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions during this crisis.

We have experienced meaningful shifts in consumer habits which we believe have impacted, and will continue to impact, our delivery of products and services as well as the retail delivery of everyday amenities. We believe that our investment in digital channels will continue to position our company for these changes.

During the first quarter of 2020, we sold approximately $1.1 billion in securities to increase liquidity in response to potential customer withdrawals of deposits as well as for anticipated funding of PPP loans. As of December 31, 2020, we have approximately $3.5 billion in cash and cash equivalents and are well capitalized, which management believes has allowed us to continue to approach the crisis from a position of strength.

During 2020, we originated 8,208 PPP loans with an average balance of $119,000 per loan. Approximately 94% of our PPP loans had a balance of less than $350,000 at the end of the year. The following table categorizes our PPP loans by outstanding balance as of December 31, 2020:

PPP Loans	Number of	% of	Original	Balance at	% of
(Dollars in thousands)	Loans	Loans	Balance	December 31	Balance
Less than $50,000	5,068	64%	$94,502	$90,759	10%
$50,000 to $350,000	2,329	30%	305,191	285,206	32%
More than $350,000 to less than $2 million	431	5%	357,947	315,379	35%
$2 million to $10 million	61	1%	217,930	213,329	24%
Total	7,889	100%	$975,570	$904,673	100%

PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. As a result, excluding PPP loans from total assets, common equity to total assets was 13.9% and tangible common equity to tangible assets was 8.8% as of December 31, 2020.

We are participating in the second round of PPP that passed legislation at the end of December 2020 and opened for funding in mid-January 2021. The new funding is available to both first-time applicants and returning borrowers who meet certain criteria.

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

We believe our associates have done a commendable job of adapting to the changes that have occurred over the past year. We continue to operate in an uncertain environment, and we expect to continue to adjust as necessary. We have consolidated various operations to provide capacity for continued service to our customers and communities.

We continue to closely monitor this pandemic and expect to make future changes to respond as this situation continues to evolve. Further economic downturns accompanying this pandemic, a delayed economic recovery from this pandemic, or a delayed recovery from the pandemic due to difficulties with vaccine availability or distribution or new variants of the novel coronavirus, could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

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

The FRB sets various benchmark interest rates which influence the general market rates of interest, including the deposit and loan rates offered by financial institutions. Between December 2015 and December 2018, the FRB had been gradually raising benchmark interest rates. The FRB target for the federal funds rate, which is the cost to banks of immediately available overnight funds, increased from 0% - 0.25% to 0.25% - 0.50% in December 2015 and gradually increased to 2.25% - 2.50% over a three year period. The federal funds rate was flat until the FRB began to lower the rate in August 2019 and ultimately reduced it to 1.50% - 1.75% in October 2019. During March 2020, the Federal Open Market Committee (“FOMC”) of the FRB substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. The federal funds rate was cut to a range of 0.00% - 0.25% and rates have continued to remain low through 2020.

Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, also increased from 3.25% to 5.50% during the years 2015 through 2018. The prime interest rate remained flat until it began to decrease in July 2019 and was eventually reduced to 4.75% in October 2019. Similarly to the reduction in the federal funds rate, the prime rate was cut to 3.25% in mid-March of 2020 in response to the COVID-19 pandemic.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 41% of our loan portfolio and approximately 74% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 41% of our loans and 85% of our time deposits will reprice in the next year.

For the year ended December 31, 2020, net interest income on a fully taxable equivalent basis was $650.7 million, an increase of $41.7 million, or 6.8%, over the same period in 2019. The increase in net interest income was primarily the result of a $61.4 million decrease in interest expense partially offset by a reduction in interest income of $19.7 million.

The reduction in interest income primarily resulted from a decrease of $22.7 million in interest income on loans partially offset by an increase of $4.4 million in interest income on investment securities. The increase in average loan volume during 2020 generated $68.7 million of additional interest income, primarily from our Landrum and Reliance acquisitions completed during 2019, while a 67 basis point decline in yield resulted in a $91.4 million decrease in interest income during the year ended December 31, 2020. The loan yield for 2020 was 4.83% compared to 5.50% for 2019. The PPP loan yield was approximately 2.49% (including accretion of net fees), which decreased the loan yield by 11 basis points. Excluding the PPP loans, loan yield for 2020 was 4.94%.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2020, 2019 and 2018 interest income included $41.5 million, $41.2 million and $35.3 million, respectively, for the yield accretion recognized on loans acquired.

The $61.4 million decrease in interest expense is mostly due to the decline in our deposit account rates and our FHLB borrowing rates. Interest expense decreased $73.0 million due to the decrease in yield of 66 basis points on interest-bearing deposit accounts and $6.1 million due to the decrease in yield of 47 basis points on FHLB borrowings. These decreases were partially offset by an increase of $13.8 million related to deposit growth primarily due to the Landrum and Reliance acquisitions completed in 2019.

Our net interest margin on a fully tax equivalent basis was 3.38% for the year ended December 31, 2020, down 47 basis points from 2019. Normalized for all accretion, our core net interest margin (non-GAAP) at December 31, 2020 and 2019 was 3.16% and 3.59%, respectively. The decreases in the net interest margin and the core net interest margin were primarily driven by the lower interest rate environment, additional liquidity created in response to the COVID-19 pandemic, and the lower yielding PPP loans originated during the second and third quarters of 2020. The impact of these items on net interest margin for the year 2020 was 25 basis points, bringing the net interest margin adjusted for PPP loans and additional liquidity (non-GAAP) to 3.63%. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures.

During March 2020, the FOMC substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic and rates have continued to remain low throughout 2020. As such, our variable rate loan portfolio has repriced to a lower yield and we have worked to lower the cost of deposits. In addition, our decreased net interest margin was being driven by the decrease in our non-PPP loan portfolio during 2020.

Over the course of 2021, we expect a slight improvement in our net interest margin. Our non-PPP loan portfolio declined during 2020 as a result of COVID-19 but our loan pipeline is beginning to rebuild and we expect modest organic loan growth during 2021. Additionally, PPP loans are expected to be forgiven or repaid and we also plan on re-investing these proceeds in our securities portfolio during 2021.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2020, 2019 and 2018, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2020 versus 2019 and 2019 versus 2018.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
(In thousands)	2020	2019	2018
Interest income	$759,718	$783,123	$676,829
FTE adjustment	11,001	7,322	5,297
Interest income - FTE	770,719	790,445	682,126
Interest expense	119,984	181,370	128,135
Net interest income - FTE	$650,735	$609,075	$553,991

Yield on earning assets - FTE	4.00%	5.00%	4.91%
Cost of interest bearing liabilities	0.84%	1.49%	1.19%
Net interest spread - FTE	3.16%	3.51%	3.72%
Net interest margin - FTE	3.38%	3.85%	3.99%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2020 vs. 2019	2019 vs. 2018
Increase due to change in earning assets	$96,617	$97,636
(Decrease) increase due to change in earning asset yields	(116,343)	10,683
Decrease due to change in interest bearing liabilities	(19,031)	(17,139)
Increase (decrease) due to change in interest rates paid on interest bearing liabilities	80,417	(36,096)
Increase in net interest income	$41,660	$55,084

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2020. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
	2020			2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$1,970,852	$4,383	0.22	$451,946	$7,486	1.66	$409,092	$5,996	1.47
Investment securities - taxable	1,813,640	35,039	1.93	1,717,566	43,618	2.54	1,579,716	39,225	2.48
Investment securities - non-taxable	1,113,851	39,666	3.56	681,231	26,675	3.92	516,769	19,231	3.72
Mortgage loans held for sale	113,854	3,031	2.66	35,815	1,326	3.70	29,550	1,336	4.52
Loans	14,260,689	688,600	4.83	12,938,013	711,340	5.50	11,356,863	616,338	5.43
Total interest earning assets	19,272,886	770,719	4.00	15,824,571	790,445	5.00	13,891,990	682,126	4.91
Non-earning assets	2,317,859			2,047,177			1,879,372
Total assets	$21,590,745			$17,871,748			$15,771,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$9,128,936	$38,462	0.42	$7,417,104	$80,314	1.08	$6,691,030	$56,903	0.85
Time deposits	3,006,768	41,398	1.38	3,094,094	58,697	1.90	2,344,303	30,307	1.29
Total interest bearing deposits	12,135,704	79,860	0.66	10,511,198	139,011	1.32	9,035,333	87,210	0.97
Federal funds purchased and securities sold under agreements to repurchase	362,629	1,715	0.47	128,547	1,010	0.79	110,986	423	0.38
Other borrowings	1,353,738	19,652	1.45	1,199,274	23,008	1.92	1,309,430	23,654	1.81
Subordinated debt and debentures	385,294	18,757	4.87	359,804	18,341	5.10	341,254	16,848	4.94
Total interest bearing liabilities	14,237,365	119,984	0.84	12,198,823	181,370	1.49	10,797,003	128,135	1.19

Non-interest bearing liabilities:
Non-interest bearing deposits	4,225,618			3,021,917			2,697,235
Other liabilities	205,956			251,631			120,027
Total liabilities	18,668,939			15,472,371			13,614,265
Stockholders’ equity	2,921,806			2,399,377			2,157,097
Total liabilities and stockholders’ equity	$21,590,745			$17,871,748			$15,771,362
Net interest spread			3.16			3.51			3.72
Net interest margin		$650,735	3.38		$609,075	3.85		$553,991	3.99

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the years 2020 versus 2019 and 2019 versus 2018. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2020 vs. 2019			2019 vs. 2018
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$7,840	$(10,943)	$(3,103)	$665	$825	$1,490
Investment securities - taxable	2,329	(10,908)	(8,579)	3,485	908	4,393
Investment securities - non-taxable	15,597	(2,606)	12,991	6,395	1,049	7,444
Mortgage loans held for sale	2,170	(465)	1,705	256	(266)	(10)
Loans	68,681	(91,421)	(22,740)	86,835	8,167	95,002
Total	96,617	(116,343)	(19,726)	97,636	10,683	108,319

Interest expense:
Interest bearing transaction and savings accounts	15,431	(57,283)	(41,852)	6,655	16,756	23,411
Time deposits	(1,615)	(15,684)	(17,299)	11,534	16,856	28,390
Federal funds purchased and securities sold under agreements to repurchase	1,238	(533)	705	76	511	587
Other borrowings	2,713	(6,069)	(3,356)	(2,061)	1,415	(646)
Subordinated notes and debentures	1,264	(848)	416	935	558	1,493
Total	19,031	(80,417)	(61,386)	17,139	36,096	53,235
Increase (decrease) in net interest income	$77,586	$(35,926)	$41,660	$80,497	$(25,413)	$55,084

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

Management updates credit loss forecasts using multiple Moody’s economic scenarios, the most recent of which were published in December 2020. The baseline economic forecast was weighted 68%, while the downside scenario of S-2 was weighted 15% and the upside scenario of S-1 was weighted 17%. The weighting of the forecasts is characterized by, among others, market rates remaining low, the substantial decline of CRE prices, and the current national unemployment rate.

The provision for credit losses for 2020, 2019 and 2018 was $75.0 million, $43.2 million and $38.1 million, respectively. The increase during 2020 was primarily driven by the adoption of CECL and the related change in methodology which is based on qualitative adjustments, intended to account for potential problem credits that have not materialized into any identifiable metrics or delinquencies. During 2020, certain industries were more adversely impacted by the current and expected economic scenarios, such as the restaurant, retail, and hotel industries. Additionally, 2020 also included an additional provision related to problem energy credits, ultimately charged-off during the second quarter of 2020 for a total of $32.6 million, that experienced further deterioration beginning in first quarter of 2020 and were negatively impacted by the sharp decline in commodity pricing. The remainder of the increase was related to the economic impact of the COVID-19 pandemic that is incorporated in our allowance for credit losses.

The increase in provision expense during 2019 was necessary to maintain an appropriate allowance for credit losses for the company’s growing portfolio. Significant loan growth in our markets required an allowance to be established for those loans through an increased provision.

Additionally, during 2019, a special provision was made related to White Star, in which we were a participant in a shared national credit. White Star became the subject of bankruptcy proceedings during 2019, and in September 2019, the bankruptcy court authorized the sale of White Star assets through a Section 363 proceeding under the U.S. Bankruptcy Code. Our portion of the shared national credit was $19.1 million. Based upon the anticipated net proceeds from the pending bankruptcy sale, our loss recorded in 2019 was $14.7 million. As a result, we recorded additional provision expense of $15 million to increase the allowance to an appropriate level. Additionally, a provision of $2.5 million was made during 2019 as a result of identifying certain loans specific to an acquired portfolio in our Dallas market which were poorly structured or were poorly managed post-funding.

The provision for credit losses for 2018 included $3.3 million due to decreases in the expected cash flows on certain purchased credit impaired loans as identified by our required ongoing evaluation of credit marks.

Non-Interest Income

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $248.5 million in 2020, compared to $205.0 million in 2019 and $147.8 million in 2018. Non-interest income for 2020 increased $43.5 million, or 21.2%, from 2019.

During 2020, we sold approximately $1.7 billion of investment securities resulting in a net gain of $54.8 million. The majority of the investment securities were sold in March 2020, in response to the unfolding events of the COVID-19 pandemic, as we focused on the creation of additional liquidity and strengthening our balance sheet. We used a portion of the liquidity generated by these investment security sales to fund PPP loans originated during the second and third quarters of 2020. We plan to reinvest back into our investment portfolio over the next year as the PPP loans are repaid, subject to economic conditions and other concerns at such time.

Additionally, mortgage lending income increased $19.5 million during 2020 as a result of the current low mortgage interest rate environment and strong housing markets, as well as increased business related to our Landrum and Reliance acquisitions. The gains on sale from the Texas Branch Sale and Colorado Branch Sale of $8.1 million, which we consider a non-core item, contributed to the increase in 2020. These increases were partially offset by the one-time gain on sale of the Visa Inc. class B common stock of $42.9 million during 2019.

The majority of the increase in 2019 was related to the gain on sale of the Visa Inc. class B common stock. Also, during 2019, we were focused on rebalancing our investment portfolio and consequently recognized additional gains on the sale of securities. During 2019, we sold approximately $558.9 million of securities resulting in a net gain of $13.3 million. Increases in mortgage lending income were due to a strong real estate housing market driven by the interest rate decreases beginning in mid-2019. Conversely, debit and credit card fees decreased $3.0 million compared to 2018 primarily due to the effects of the interchange rate cap as established by the Durbin Amendment to which we became subject as of July 1, 2018. For further discussion regarding the Durbin Amendment, see the Impacts of Growth section in Part I, Item 1, Business.

Table 5 shows non-interest income for the years ended December 31, 2020, 2019 and 2018, respectively, as well as changes in 2020 from 2019 and in 2019 from 2018.

Table 5: Non-Interest Income

	Years Ended December 31,			2020 Change from		2019 Change from
(Dollars in thousands)	2020	2019	2018	2019		2018
Trust income	$27,705	$25,040	$23,128	$2,665	10.6%	$1,912	8.3%
Service charges on deposit accounts	43,082	44,782	42,508	(1,700)	(3.8)	2,274	5.4
Other service charges and fees	6,624	5,824	7,469	800	13.7	(1,645)	(22.0)
Mortgage lending income	34,469	15,017	9,230	19,452	129.5	5,787	62.7
SBA lending income	1,329	2,669	1,813	(1,340)	(50.2)	856	47.2
Investment banking income	2,681	2,313	3,141	368	15.9	(828)	(26.4)
Debit and credit card fees	33,470	29,289	32,268	4,181	14.3	(2,979)	(9.2)
Bank owned life insurance income	5,815	4,768	4,415	1,047	22.0	353	8.0
Gain on sale of securities, net	54,806	13,314	61	41,492	*	13,253	*
Gain on sale of Visa Inc. class B common stock	—	42,860	—	(42,860)	(100.0)	42,860	*
Gain on sale of branches	8,368	—	—	8,368	*	—	—
Other income	30,179	19,155	23,721	11,024	57.6	(4,566)	(19.2)
Total non-interest income	$248,528	$205,031	$147,754	$43,497	21.2%	$57,277	38.8%
_________________________
*Not meaningful

Recurring fee income (service charges, trust fees, debit and credit card fees and other fees) for 2020 was $110.9 million, an increase of $5.9 million, or 5.7%, when compared with the 2019 amounts, primarily the result of the Landrum and Reliance acquisitions completed during 2019.

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

Non-interest expense for 2020 was $493.5 million, an increase of $32.4 million, or 7.0%, from 2019. Included in 2020 were $21.5 million of pre-tax non-core items: $4.5 million of merger-related costs due to the Landrum and Reliance acquisitions, $2.9 million of early retirement program expenses and $14.1 million of net branch-right sizing costs. Normalizing for these non-core costs, core non-interest expense for the year ended December 31, 2020 increased $53.8 million, or 12.9%, from the prior year. See the Reconciliation of Non-GAAP Measures section for details of the non-core items.

The increase during 2020 was primarily due to the incremental operating expenses from the Landrum and Reliance acquisitions completed during 2019. Also, our Next Generation Banking (“NGB”) technology initiative has made substantial progress and the incremental software and technology expenditures of $14.6 million were primarily related to this initiative. Marketing costs include a $3 million donation to the Simmons First Foundation for grants to support environmental conservation projects throughout the Simmons Bank footprint.

Non-interest expense for 2019 was $461.1 million, an increase of $68.9 million, or 17.6%, from 2018. Normalizing for the non-core costs, core non-interest expense for 2019 increased $32.0 million, or 8.3%, from the prior year. The increase during 2019 was largely due to additional operating costs related to the Landrum and Reliance acquisitions and the NGB initiative. Marketing costs increased during 2019 due to incorporating a comprehensive community banking marketing philosophy over our expanded footprint and our $4 million contribution to the Simmons First Foundation.

The reduction in deposit insurance expense during 2019 was due to a credit assessment received from the FDIC during the third and fourth quarters of 2019 in the amount of $4.7 million. The FDIC’s Deposit Insurance Fund Reserve Ratio reached 1.35% as of September 30, 2018, and we were notified by the FDIC that Simmons Bank was entitled to $4.0 million in assessment credits. In addition, Landmark Bank had $745,000 in assessment credits at acquisition. We were able to utilize both the Simmons Bank and Landmark Bank credits during the last half of 2019, and, as of December 31, 2019, there are no assessment credits remaining.

Amortization of intangibles recorded for the years ended December 31, 2020, 2019 and 2018, was $13.5 million, $11.8 million and $11.0 million, respectively. The increase during 2020 was due to a full year of amortization of intangibles being recorded for intangibles acquired from the 2019 acquisitions. See Note 8, Goodwill and Other Intangible Assets, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our intangibles.

Table 6 below shows non-interest expense for the years ended December 31, 2020, 2019 and 2018, respectively, as well as changes in 2020 from 2019 and in 2019 from 2018.

Table 6: Non-Interest Expense

	Years Ended December 31,			2020 Change from		2019 Change from
(Dollars in thousands)	2020	2019	2018	2019		2018
Salaries and employee benefits	$239,573	$224,331	$216,743	$15,242	6.8%	$7,588	3.5%
Early retirement program	2,901	3,464	—	(563)	(16.3)	3,464	*
Occupancy expense, net	37,556	32,008	29,610	5,548	17.3	2,398	8.1
Furniture and equipment expense	24,038	18,220	16,323	5,818	31.9	1,897	11.6
Other real estate and foreclosure expense	1,752	3,442	4,480	(1,690)	(49.1)	(1,038)	(23.2)
Deposit insurance	9,184	4,416	8,721	4,768	108.0	(4,305)	(49.4)
Merger related costs	4,531	36,379	4,777	(31,848)	(87.6)	31,602	*
Other operating expenses:
Professional services	18,688	16,897	16,685	1,791	10.6	212	1.3
Postage	7,538	6,363	5,785	1,175	18.5	578	10.0
Telephone	8,833	7,685	5,947	1,148	14.9	1,738	29.2
Credit card expenses	18,960	16,163	14,338	2,797	17.3	1,825	12.7
Marketing	19,396	16,499	8,410	2,897	17.6	8,089	96.2
Software and technology	39,724	25,146	15,558	14,578	58.0	9,588	61.6
Operating supplies	3,322	2,322	2,346	1,000	43.1	(24)	(1.0)
Amortization of intangibles	13,495	11,805	11,009	1,690	14.3	796	7.2
Branch right sizing expense	14,097	3,129	1,341	10,968	*	1,788	133.3
Other expense	29,907	32,843	30,156	(2,936)	(8.9)	2,687	8.9
Total non-interest expense	$493,495	$461,112	$392,229	$32,383	7.0%	$68,883	17.6%
_________________________
*Not meaningful

Income Taxes

The provision for income taxes for 2020 was $64.9 million, compared to $64.3 million in 2019 and $50.4 million in 2018. The effective income tax rates for the years ended 2020, 2019 and 2018 were 20.3%, 21.2% and 18.9%, respectively.

During fourth quarter of 2017, the President signed tax reform legislation (“2017 Act”) which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions, and international tax provisions. The 2017 Act reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Act resulted in a one-time non-cash adjustment to income of $11.5 million during 2017.

The effective income tax rate was lower during 2018 largely due to the 2017 Act, as well as the discrete tax benefits related to tax accounting for a cost segregation study, excess tax benefits related to restricted stock and a state tax deferred tax asset adjustment. See Note 10, Income Taxes, for further discussion related to these discrete tax benefits recognized during the year.

Loan Portfolio

Our loan portfolio averaged $14.26 billion during 2020 and $12.94 billion during 2019. As of December 31, 2020, total loans were $12.90 billion, compared to $14.43 billion on December 31, 2019, a decrease of $1.52 billion, or 10.6%. The decline in the overall loan balance during 2020 reflects the tepid loan demand as a result of the economic uncertainty stemming from the COVID-19 pandemic. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $391.2 million at December 31, 2020, or 3.0% of total loans, compared to $454.5 million, or 3.2% of total loans at December 31, 2019. The decrease in consumer loans was primarily due to a decrease in the indirect lending portfolio associated with our discontinuance of the line of business in early 2017 and the portfolio continues to pay down.

The credit card portfolio balance at December 31, 2020, decreased by $24.4 million when compared to the same period in 2019. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction and development (“C&D”) loans, single family residential loans and other CRE loans. Real estate loans were $9.22 billion at December 31, 2020, or 71.5% of total loans, compared to $10.88 billion, or 75.5% of total loans at December 31, 2019, a decrease of $1.7 billion, or 15.3%. Our C&D loans decreased by $640.6 million, or 28.6%, single family residential loans decreased by $561.4 million, or 23.0%, and CRE loans decreased by $458.7 million, or 7.4%. Real estate loans declined approximately $104.6 million due to loan dispositions in connection with the Colorado Branch Sale. The remaining decrease was due to less activity as a result of the COVID-19 pandemic and our effort to manage our real estate portfolio concentration. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.75 billion at December 31, 2020, or 21.3% of total loans, compared to $2.81 billion, or 19.5% of total loans at December 31, 2019, a decrease of $60.7 million, or 2.2%, that is mostly in our agricultural loan portfolio. Our non-agricultural commercial loan portfolio increased during 2020 due to the $975.6 million in PPP loan originations. As of December 31, 2020, the balance in our PPP loan portfolio was $904.7 million.

Our total loan pipeline consisting of all loan opportunities, which was a robust $1.7 billion at December 31, 2019 fell to $374.4 million at September 30, 2020. The pipeline is starting to rebuild and ended 2020 at $673.7 million, including $176.6 million in loans approved and ready to close.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume surged during 2020 due to the low interest rate environment and robust singe family real estate market conditions in many locations within our market area, leading to an increase of $259.9 million in other loans primarily from mortgage warehouse lines of credit.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Consumer:
Credit cards	$180,354	$204,802	$204,173	$185,422	$184,591
Other consumer	210,870	249,694	215,763	336,393	363,448
Total consumer	391,224	454,496	419,936	521,815	548,039
Real Estate:
Construction and development	1,596,255	2,236,861	1,736,817	1,296,698	395,472
Single family residential	1,880,673	2,442,064	1,994,716	1,934,167	1,318,558
Other commercial	5,746,863	6,205,599	5,073,994	4,881,415	2,483,047
Total real estate	9,223,791	10,884,524	8,805,527	8,112,280	4,197,077
Commercial:
Commercial	2,574,386	2,495,516	2,192,497	1,809,374	724,731
Agricultural	175,905	315,454	166,225	156,244	153,589
Total commercial	2,750,291	2,810,970	2,358,722	1,965,618	878,320
Other	535,591	275,714	139,081	180,390	10,407
Total loans before allowance for credit losses	$12,900,897	$14,425,704	$11,723,266	$10,780,103	$5,633,843

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2020.

Table 8: Maturity and Interest Rate Sensitivity of Loans

	1 year	Over 1 year through	Over
(In thousands)	or less	5 years	5 years	Total
Consumer	$283,470	$92,512	$15,242	$391,224
Real estate	3,230,782	5,576,668	416,341	9,223,791
Commercial	1,904,394	747,966	97,931	2,750,291
Other	535,468	123	—	535,591
Total	$5,954,114	$6,417,269	$529,514	$12,900,897

Predetermined rate	$3,353,485	$3,527,234	$77,430	$6,958,149
Floating rate	2,600,629	2,890,035	329,190	5,819,854
Nonaccrual	—	—	122,894	122,894
Total	$5,954,114	$6,417,269	$529,514	$12,900,897

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

Total non-performing assets increased $28.6 million from December 31, 2019 to December 31, 2020. Nonaccrual loans increased by $29.5 million during 2020, partially offset by a decrease in foreclosed assets held for sale of $728,000. The increase in nonaccrual loans during 2020 is primarily related to one energy loan totaling $22.0 million which moved to nonaccrual during the fourth quarter of 2020. The remaining increase was related to various other CRE loans and commercial loan relationships. We continue to actively pursue an exit of our energy lending portfolio, except for our customers who have a diversified relationship with us.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.66% at December 31, 2020 compared to 0.57% at December 31, 2019.

Total non-performing assets increased by $33.1 million from December 31, 2018 to December 31, 2019. Nonaccrual loans increased by $37.5 million during 2019, primarily commercial loans, partially offset by a decrease in foreclosed assets held for sale of $6.4 million.

Total non-performing assets decreased by $23.2 million from December 31, 2017 to December 31, 2018. Nonaccrual loans decreased by $13.3 million during 2018, primarily commercial loans. Foreclosed assets held for sale decreased by $6.6 million.

During 2018, we sold approximately $32 million of substandard rated loans that consisted of both legacy and acquired loans. The loans had adequate reserves, thus no provision expense was required. However, the sale increased net charge-offs by approximately $4.6 million.

Total non-performing assets decreased by $8.2 million from December 31, 2016, to December 31, 2017. Total non-performing loans decreased by $13.6 million from December 31, 2016 to December 31, 2017. Nonaccrual loans decreased by $16.8 million during 2017.

During 2017, $3.2 million of previously closed branch buildings and land was reclassified to OREO from premises held for sale. There was no deterioration or further write-down of these properties. Also, as part of the First South Bank conversion, 5 branches were closed during the third quarter of 2017. Under ASC Topic 360, there is a one year maximum holding period to classify premises as held for sale. However, under Arkansas state banking laws former branch buildings must be recorded as OREO.

From time to time, including in connection with the COVID-19 pandemic, certain borrowers are experiencing declines in income and cash flow. As a result, these borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectibility of the debt.

When we restructure a loan to a borrower that is experiencing financial difficulty and grant a concession that we would not otherwise consider, a “troubled debt restructuring,” or “TDR,” results and the Company classifies the loan as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance increased slightly to $7.5 million at December 31, 2020 compared to $7.4 million at December 31, 2019, and decreased when compared to $10.8 million at December 31, 2018.

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act and is following the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by regulatory agencies. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended in late fourth quarter of 2020 to extend COVID-19 relief related to loan modifications from the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration.

During 2020, we processed over 3,700 COVID-19 loan modifications in excess of $3.0 billion. As of mid-February 2021, approximately 85% of these balances have returned to regular payments or are expected to return to regular payments in the first quarter of 2021, with the remainder of the loans still in the modification period. See Note 5, Loans and Allowance for Credit Losses, in the accompanying Notes to Consolidated Financial Statements for additional information related to these loans. Of these COVID-19 loan modifications, approximately $390.0 million, or 13.0%, are commercial loan modifications that are in an internal COVID-19 status category of 4-7 as of mid-February 2021, further discussed below.

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

Table 9: Commercial COVID-19 Loan Modifications Status Category 4-7 by Industry

(Dollars in thousands)	Loan Balance	%
Hotels	$274,728	70.5%
Nursing/Extended Care	47,511	12.2
Restaurants	10,802	2.8
Transportation and Warehousing	5,226	1.3
All Other	51,696	13.3
Total	$389,963	100.0%

Table 10: Commercial COVID-19 Loan Modifications Status Category 4-7

(Dollars in thousands)	Loan Balance	Number of Loans
Internal Status Category 4	$229,712	30
Internal Status Category 5	102,101	33
Internal Status Category 6	55,679	13
Internal Status Category 7	2,471	6
Total	$389,963	82

As previously discussed, the COVID-19 pandemic has had an unprecedented impact on the hotel, restaurant and retail industries, causing our borrowers in those industries to seek loan modifications. We expect most of the commercial COVID-19 loan modifications listed above, as illustrated in Table 10, to return to regular payments with no credit downgrade or long-term restructure. Management has identified certain loans within COVID-19 internal status categories 5-7 as likely to need further payment assistance. Management focus is currently on these perceived higher risk loans, including efforts to assist borrowers in obtaining COVID relief assistance that may be available.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our company. The allowance for credit losses as a percent of total loans was 1.85% as of December 31, 2020. Non-performing loans equaled 0.96% of total loans. Non-performing assets were 0.64% of total assets, a 10 basis point increase from December 31, 2019. The allowance for credit losses was 193% of non-performing loans. Our annualized net charge-offs to total loans for 2020 was 0.45%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.43%. Annualized net credit card charge-offs to total credit card loans were 1.62%, compared to 1.86% during 2019, and 172 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 11 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 11: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans (1)	$122,879	$93,330	$55,841	$69,127	$85,936
Loans past due 90 days or more (principal or interest payments)	578	856	226	3,488	311
Total non-performing loans	123,457	94,186	56,067	72,615	86,247
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	18,393	19,121	25,565	32,118	26,895
Other non-performing assets	2,016	1,964	553	675	471
Total other non-performing assets	20,409	21,085	26,118	32,793	27,366
Total non-performing assets	$143,866	$115,271	$82,185	$105,408	$113,613

Performing TDRs	$3,138	$5,887	$7,436	$7,925	$11,488
Allowance for credit losses to non-performing loans	193%	72%	101%	58%	43%
Non-performing loans to total loans	0.96%	0.65%	0.48%	0.67%	1.53%
Non-performing assets (including performing TDRs) to total assets	0.66%	0.57%	0.54%	0.75%	1.49%
Non-performing assets to total assets	0.64%	0.54%	0.50%	0.70%	1.35%
_________________________
(1)    Includes nonaccrual TDRs of approximately $4.4 million, $1.6 million, $6.3 million, $3.4 million and $2.5 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

There was no interest income on nonaccrual loans recorded for the years ended December 31, 2020, 2019 and 2018.

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

An analysis of the allowance for credit losses on loans is shown in Table 12.

Table 12: Allowance for Credit Losses

(Dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of year	$68,244	$56,694	$42,086	$37,240	$32,305
Impact of CECL adoption	151,377	—	—	—	—
Loans charged off:
Credit card	4,113	4,585	4,051	3,905	3,195
Other consumer	4,022	5,007	6,675	3,880	1,975
Real estate	13,788	3,892	7,698	10,017	8,143
Commercial	48,736	23,352	8,414	8,098	3,956
Total loans charged off	70,659	36,836	26,838	25,900	17,269
Recoveries of loans previously charged off:
Credit card	1,014	1,021	1,005	1,021	907
Other consumer	1,465	2,357	557	2,239	516
Real estate	905	501	991	990	351
Commercial	3,216	1,267	745	103	365
Total recoveries	6,600	5,146	3,298	4,353	2,139
Net loans charged off	64,059	31,690	23,540	21,547	15,130
Provision for credit losses	82,488	43,240	38,148	26,393	20,065
Balance, end of year	$238,050	$68,244	$56,694	$42,086	$37,240

Net charge-offs to average loans	0.45%	0.24%	0.21%	0.31%	0.30%
Allowance for credit losses to period-end loans	1.85%	0.47%	0.48%	0.39%	0.66%
Allowance for credit losses to net charge-offs	371.61%	215.35%	240.84%	195.32%	246.13%

Provision for Credit Losses

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

Allowance for Credit Losses Allocation

As of December 31, 2020, the allowance for credit losses reflected an increase of approximately $169.8 million from December 31, 2019 while loans decreased $1.5 billion over the same period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. During the first quarter of 2020, we recorded an additional allowance for credit losses for loans of approximately $151.4 million due to the adoption of CECL.

The significant impact to the allowance for credit losses at the date of CECL’s adoption was driven by the substantial amount of loans acquired held by the Company. We had approximately one third of total loans categorized as acquired at the adoption date with very little reserve allocated to them due to the previous incurred loss impairment methodology. As such, the amount of the CECL adoption impact was greater on the Company when compared to a non-acquisitive bank.

The remaining increase in the allowance for credit losses during 2020 was predominately related to updated credit loss forecast models using multiple Moody’s economic scenarios previously discussed in Provision for Credit Losses as well as continued economic uncertainty due to the COVID-19 pandemic. Certain industries are being more adversely impacted than others by this pandemic, such as the restaurant, retail and hotel industries, and there remains substantial uncertainty regarding how borrowers in these industries will recover. Our allowance for credit losses at December 31, 2020 was at the high-end of our calculated range, although it was considered appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, future of government assistance in response to the COVID-19 pandemic, and other related factors.

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

Table 13: Allocation of Allowance for Credit Losses

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$7,472	1.4%	$4,051	1.4%	$3,923	1.7%	$3,784	1.7%	$3,779	3.3%
Other consumer	4,100	1.6%	1,998	1.7%	2,380	1.9%	3,489	3.1%	2,796	6.4%
Real estate	182,868	71.5%	39,161	75.5%	29,838	75.1%	27,699	75.3%	22,771	74.5%
Commercial	42,093	21.3%	22,863	19.5%	20,514	20.1%	7,007	18.2%	7,739	15.6%
Other	1,517	4.2%	171	1.9%	39	1.2%	107	1.7%	155	0.2%
Total	$238,050	100.0%	$68,244	100.0%	$56,694	100.0%	$42,086	100.0%	$37,240	100.0%
_________________________
(1)    Percentage of loans in each category to total loans.

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

Held-to-maturity (or “HTM”) and available-for-sale (or “AFS”) investment securities were $333.0 million and $3.5 billion, respectively, at December 31, 2020, compared to the held-to-maturity amount of $40.9 million and available-for-sale amount of $3.3 billion at December 31, 2019.

As of December 31, 2020, $477.2 million, or 13.7%, of the available-for-sale securities were invested in obligations of U.S. government agencies, 0.4% of which will mature in one year or less.

Our investment portfolio as of December 31, 2020 also included $1.8 billion, or 46.8%, of tax-exempt obligations of state and political subdivisions. A portion of the state and political subdivision debt obligations are rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis. During 2020 in an effort to balance our interest risk profile, we decided to increase our asset allocation in the tax-exempt securities portfolio due to the acceleration of pre-payment speeds for mortgage-backed securities. We continue to invest in high credit tax-exempt securities with a weighted average rating of AA. There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2020.

We had approximately $1.4 billion, or 37.2%, of our total portfolio invested in mortgaged-backed securities at December 31, 2020. These mortgage-backed securities were issued by agencies of the U.S. government.

We anticipate our security portfolio to continue to increase during 2021 as we reinvest PPP loan repayments and utilize the additional liquidity currently held in Cash and Cash Equivalents. We will continue to look for opportunities to maximize the value of the investment portfolio.

The adoption of ASU 2016-13 at the beginning of 2020 required us to replace the existing impairment models for financial assets, which includes investment securities. Under this model, an estimate of expected credit losses that represents all contractual cash flows that is deemed uncollectible over the contractual life of the financial asset must be recorded. Our allowance for credit losses related to HTM and AFS securities was $2.9 million and $312,000, respectively, at December 31, 2020.

An allowance for credit losses related to mortgage-backed securities and U.S. government agencies was not recorded as of December 31, 2020 due to those securities being explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. See Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for additional information related to our allowance for credit losses on investment securities held.

We had $54.8 million of gross realized gains and $15,000 of gross realized losses from the sale of securities during the year ended December 31, 2020 compared to $13.3 million of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2019.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of December 31, 2020, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2020, management believes the declines in fair value detailed in the table below are temporary.

Table 14 presents the amortized cost, fair value and allowance for credit losses on investment securities for each of the years indicated.

Table 14: Investment Securities

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2020
Mortgage-backed securities	$22,354	$—	$22,354	$683	$—	$23,037
State and political subdivisions	312,416	(2,307)	310,109	8,148	(30)	318,227
Other securities	1,176	(608)	568	93	—	661
Total HTM	$335,946	$(2,915)	$333,031	$8,924	$(30)	$341,925

December 31, 2019
Mortgage-backed securities	$10,796	$—	$10,796	$71	$(59)	$10,808
State and political subdivisions	27,082	—	27,082	849	—	27,931
Other securities	3,049	—	3,049	67	—	3,116
Total HTM	$40,927	$—	$40,927	$987	$(59)	$41,855

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2020
U.S. Government agencies	$477,693	$—	$844	$(1,300)	$477,237
Mortgage-backed securities	1,374,769	—	21,261	(1,094)	1,394,936
State and political subdivisions	1,416,136	(217)	55,111	(307)	1,470,723
Other securities	128,445	(95)	2,447	(95)	130,702
Total AFS	$3,397,043	$(312)	$79,663	$(2,796)	$3,473,598

December 31, 2019
U.S. Treasury	$449,729	$—	$112	$(112)	$449,729
U.S. Government agencies	194,207	—	1,313	(1,271)	194,249
Mortgage-backed securities	1,738,584	—	8,510	(4,149)	1,742,945
State and political subdivisions	860,539	—	20,983	(998)	880,524
Other securities	20,092	—	822	(18)	20,896
Total AFS	$3,263,151	$—	$31,740	$(6,548)	$3,288,343

Table 15 reflects the amortized cost and estimated fair value of securities at December 31, 2020, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 15: Maturity Distribution of Investment Securities

	December 31, 2020
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
Mortgage-backed securities	$—	$—	$—	$—	$22,354	$22,354	$22,000	$23,037
State and political subdivisions	5,821	10,708	4,051	291,836	—	312,416	311,301	318,227
Other securities	—	—	1,176	—	—	1,176	1,200	661
Total	$5,821	$10,708	$5,227	$291,836	$22,354	$335,946	$334,501	$341,925

Percentage of total	1.7%	3.2%	1.5%	86.9%	6.7%	100.0%

Weighted average yield	2.4%	2.9%	6.3%	2.2%	2.2%	2.3%

Available-for-Sale
U.S. Government agencies	$—	$3,768	$79,309	$394,616	$—	$477,693	$475,802	$477,237
Mortgage-backed securities	—	—	—	—	1,374,767	1,374,767	1,324,452	1,394,936
State and political subdivisions	14,017	21,683	27,404	1,353,034	—	1,416,138	1,396,550	1,470,723
Other securities	—	5,183	122,329	—	933	128,445	128,183	130,702
Total	$14,017	$30,634	$229,042	$1,747,650	$1,375,700	$3,397,043	$3,324,987	$3,473,598

Percentage of total	0.4%	0.9%	6.7%	51.5%	40.5%	100.0%

Weighted average yield	2.4%	3.0%	3.5%	2.4%	1.4%	2.1%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 204 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of December 31, 2020, core deposits comprised 85.0% of our total deposits.

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

Our total deposits as of December 31, 2020, were $17.0 billion, an increase of $878.1 million from December 31, 2019. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $14.2 billion at December 31, 2020, compared to $12.8 billion at December 31, 2019, a $1.3 billion increase. Total time deposits decreased $444.6 million to $2.8 billion at December 31, 2020, from $3.3 billion at December 31, 2019. We had $512.3 million and $1.1 billion of brokered deposits at December 31, 2020, and December 31, 2019, respectively. Both consumer and commercial deposit balances have grown since the economic stimulus legislation, including legislation that established the PPP program, was implemented in mid-2020. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2020.

Table 16: Average Deposit Balances and Rates

	December 31,
	2020		2019		2018
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Non-interest bearing transaction accounts	$4,225,618	—%	$3,021,917	—%	$2,697,235	—%
Interest bearing transaction and savings deposits	9,128,936	0.42%	7,417,104	1.08%	6,691,030	0.85%
Time deposits
$100,000 or more	1,823,198	1.37%	1,994,276	2.02%	1,366,745	1.50%
Other time deposits	1,183,570	1.39%	1,099,818	1.67%	977,558	1.00%
Total	$16,361,322	0.49%	$13,533,115	1.03%	$11,732,568	0.74%

The Company’s maturities of large denomination time deposits at December 31, 2020 and 2019 are presented in Table 17.

Table 17: Maturities of Large Denomination Time Deposits

	Time Certificates of Deposit ($100,000 or more) December 31,
	2020		2019
(In thousands)	Balance	Percent	Balance	Percent
Maturing
Three months or less	$431,819	21.3%	$676,042	31.4%
Over 3 months to 6 months	416,205	20.5%	427,426	19.9%
Over 6 months to 12 months	960,589	47.4%	650,906	30.2%
Over 12 months	219,527	10.8%	399,050	18.5%
Total	$2,028,140	100.0%	$2,153,424	100.0%

Fed Funds Purchased and Securities Sold under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $299.1 million at December 31, 2020, as compared to $150.1 million at December 31, 2019.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, reciprocal brokered deposits, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.72 billion and $1.69 billion at December 31, 2020 and December 31, 2019, respectively. The outstanding balance for December 31, 2020 includes $1.31 billion in FHLB long-term advances; $330.0 million in subordinated notes; $52.9 million of trust preferred securities and unamortized debt issuance costs; and $33.4 million of other long-term debt.

The FHLB long-term advances outstanding at the end of 2020 included $1.30 billion of FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at the end of the year had original maturity dates of 10 years to 15 years with lockout periods that have expired. During the fourth quarter of 2020, we reclassified the FOTO advances as long-term advances due to the current low interest rate environment and the expectation that FHLB will not exercise the option to terminate the FOTO advances prior to its stated maturity date. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. We also held typical FHLB short-term advances, with original maturities of less than one year, at various times during 2020, as well as in previous years. At December 31, 2020, there were no FHLB short-term advances outstanding.

A summary of information related to our FHLB short-term advances, including FOTO advances in 2019 and 2018, is presented in Table 18.

Table 18: Short-Term Borrowings

	December 31,
(Dollars in thousands)	2020	2019	2018
Amount outstanding at year-end	$—	$1,250,000	$1,330,000
Weighted-average interest rate at year-end	—%	1.44%	2.12%
Maximum amount outstanding at any month-end during the year	$1,350,000	$1,435,000	$1,435,000
Average amount outstanding during the year	$1,094,808	$1,183,873	$1,276,685
Weighted-average interest rate for the year	1.69%	1.89%	1.75%

We assumed trust preferred securities and other subordinated debt in an aggregate principal amount, net of discounts, of $33.9 million related to the Landrum acquisition during 2019. During the second quarter of 2020, we repaid $5.9 million of other subordinated debt acquired from Landrum.

During 2017, we entered into a Revolving Credit Agreement with U.S. Bank National Association and executed an unsecured Revolving Credit Agreement (“Credit Agreement”) pursuant to which we may borrow, prepay and reborrow up to $75.0 million, the proceeds of which were primarily used to pay off amounts outstanding under a term note assumed with the First Texas acquisition. In October 2018, we entered into a First Amendment to the Credit Agreement with U.S. Bank National Association, which primarily extended the expiration date to October 2019 and reduced the $75.0 million to $50.0 million. In December 2018, we entered into a Second Amendment to the Credit Agreement that clarified the financial metrics contained in certain affirmative covenants of the Credit Agreement are evaluated on a consolidated basis. We did not renew the Credit Agreement upon the expiration date in October 2019.

In March 2018, we issued $330.0 million in aggregate principal amount of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. We incurred $3.6 million in debt issuance costs related to the offering. The Notes will mature on April 1, 2028 and will be subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

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

Aggregate annual maturities of debt at December 31, 2020 are presented in Table 19.

Table 19: Maturities of Debt

Annual Maturities
Year	(In thousands)
2021	$2,812
2022	1,921
2023	1,758
2024	2,399
2025	4,948
Thereafter	1,711,103
Total	$1,724,941

Capital

Overview

At December 31, 2020, total capital was $2.98 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At December 31, 2020, our common equity to asset ratio was 13.31% compared to 14.06% at year-end 2019.

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

Stock Repurchase

On July 23, 2012, our Board of Directors approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares (split adjusted) of common stock (“2012 Program”). On October 22, 2019, we announced a new stock repurchase program (the “Program”), under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. The Program replaced the 2012 Program. On March 5, 2020, we announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner).

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

During 2020, we repurchased 5,956,700 shares at an average price of $19.03 per share under the Program. We repurchased 390,000 shares at an average price of $25.97 per share under the Program during 2019.

Cash Dividends

We declared cash dividends on our common stock of $0.68 per share for the twelve months ended December 31, 2020, compared to $0.64 per share for the twelve months ended December 31, 2019, an increase of $0.04, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information regarding the parent company’s liquidity.

Risk-Based Capital

The Company and Simmons Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2020, we met all capital adequacy requirements to which we are subject.

As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

Our risk-based capital ratios at December 31, 2020 and 2019 are presented in Table 20 below:

Table 20: Risk-Based Capital

	December 31,
(Dollars in thousands)	2020	2019
Tier 1 capital:
Stockholders’ equity	$2,976,656	$2,988,924
CECL transition provision	131,430	—
Goodwill and other intangible assets	(1,163,797)	(1,160,079)
Unrealized gain on available-for-sale securities, net of income taxes	(59,726)	(20,891)
Total Tier 1 capital	1,884,563	1,807,954
Tier 2 capital:
Trust preferred securities and subordinated debt	382,874	388,260
Qualifying allowance for credit losses and reserve for unfunded commitments	89,546	76,644
Total Tier 2 capital	472,420	464,904
Total risk-based capital	$2,356,983	$2,272,858

Risk weighted assets	$14,048,608	$16,554,081

Assets for leverage ratio	$20,765,127	$18,852,798

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	13.41%	10.92%
Tier 1 leverage ratio	9.08%	9.59%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP) (1)	9.50%	N/A
Tier 1 risk-based capital ratio	13.41%	10.92%
Total risk-based capital ratio	16.78%	13.73%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
_________________________
(1)    PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. Tier 1 leverage ratio, excluding average PPP loans is a non-GAAP measurement.

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $382.9 million is included as Tier 2 and total capital as of December 31, 2020.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, the Company enters into a number of financial commitments. Examples of these commitments at December 31, 2020, include but are not limited to long-term debt financing, operating lease obligations, unfunded loan commitments and letters of credit.

Our long-term debt at December 31, 2020, includes subordinated debt, notes payable and FHLB advances, all of which we are contractually obligated to repay in future periods.

Beginning January 1, 2019, the Company recognizes all leases under ASC Topic 842, Leases, that requires lessees to record assets and liabilities on the balance sheet for all leases with a lease term of 12 months or longer. See Note 6, Right-of-Use Lease Assets and Lease Liabilities and Note 20, New Accounting Standards, for additional information regarding our operating leases and the impact of adoption of the new lease accounting standard.
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

The funding requirements of the Company’s most significant financial commitments at December 31, 2020 are shown in Table 21.

Table 21: Funding Requirements of Financial Commitments

	Payments due by period
	Less than	1-3	3-5	Greater than
(In thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt	$2,812	$3,679	$7,347	$1,711,103	$1,724,941
Undiscounted minimum lease payments	9,192	12,632	5,603	8,000	35,427
Credit card loan commitments	671,488	—	—	—	671,488
Other loan commitments	2,355,953	—	—	—	2,355,953
Letters of credit	49,029	—	—	—	49,029

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of core earnings (net income excluding non-core items {merger-related costs, early retirement program costs, net branch right sizing costs, gain on sale of branches, gain from early retirement of trust preferred securities, gain on sale of insurance lines of business, 2017 donation to the Simmons First Foundation and the one-time deferred income tax adjustment from tax reform}) and core diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), core net interest margin (non-GAAP), core other income (non-GAAP), core non-interest expense (non-GAAP), core return on average assets (non-GAAP), return on tangible common equity (non-GAAP), core return on average common equity (non-GAAP), core return on tangible common equity (non-GAAP), and efficiency ratio (non-GAAP). The tables below also present computations of certain figures that are exclusive of the impact of PPP loans: the ratios of common equity to total assets and tangible common equity to tangible assets, each adjusted for PPP loans (each non-GAAP), Tier 1 leverage ratio excluding average PPP loans (non-GAAP), net interest income and net interest margin, each adjusted for PPP loans and additional liquidity (each Non-GAAP), and loan yield excluding PPP loans (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

We have $1.186 billion and $1.183 billion total goodwill and other intangible assets for the periods ended December 31, 2020 and 2019, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP) and return on tangible equity (non-GAAP).

We believe the exclusion of PPP loans or their impact, as applicable, in expressing earnings and certain other financial measures provides a meaningful basis for period-to-period and company-to-company comparisons because PPP loans are 100% federally guaranteed and have very low interest rates. The Company’s non-GAAP financial measures that exclude PPP loans or their impact include the ratios of “common equity to total assets” and “tangible common equity to tangible assets,” each adjusted for PPP loans (each non-GAAP), “Tier 1 leverage ratio excluding average PPP loans” (non-GAAP), “core net interest income” and “net interest margin,” each adjusted for PPP loans and additional liquidity (each non-GAAP), and “loan yield excluding PPP loans” (non-GAAP). Additional liquidity is defined as average interest bearing balances due from banks greater than normal liquidity levels. Management believes these non-GAAP presentations will assist investors and analysts in analyzing the core financial measures of the Company, including the performance of the Company’s loan portfolio and the Company’s regulatory capital position, and predicting future performance. Management and the Board of Directors utilize these non-GAAP financial measures for financial performance reporting and investor presentations of Company performance.

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

During 2020, non-core items consisted of $4.5 million of merger-related costs, related to the Landrum and Reliance acquisitions, and $2.9 million in early retirement program expenses. We also had non-core net branch right sizing costs of $13.7 million, primarily due to branch closures across our footprint during the year. Additionally, we had total gains on sale of branches of $8.4 million mostly due to the gains on sale from the Texas Branch Sale and Colorado Branch Sale. The net after-tax impact of these items was $9.4 million, or $0.09 per diluted earnings per share.

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

During 2017, non-core items included $22.1 million of merger-related and branch right sizing costs, a one-time non-cash charge of $11.5 million from the revaluation of the deferred tax assets and liabilities as a result of the tax reform signed into law, a $5.0 million donation to the Simmons First Foundation and a $3.7 million gain on the sale of our property and casualty insurance lines of business. The net after-tax impact of these items was $26.1 million, or $0.37 per diluted earnings per share.

During 2016, we recorded after-tax merger-related costs of $2.9 million, primarily related to the Citizens acquisition, resulting in a nonrecurring charge of $0.05 to diluted earnings per share and $2.0 million in after-tax branch-right sizing costs in relation to the closure of ten underperforming branches, resulting in a nonrecurring charge of $0.04 to diluted earnings per share. Also, during 2016, we recognized $361,000 in net after-tax gains from the early retirement of trust preferred securities.

See Table 22 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 22: Reconciliation of Core Earnings (non-GAAP)

(In thousands, except per share data)	2020	2019	2018	2017	2016
Twelve months ended

Net income available to common stockholders	$254,852	$237,828	$215,713	$92,940	$96,790
Non-core items:
Gain on sale of branches	(8,368)	—	—	—	—
Gain from early retirement of trust preferred securities	—	—	—	—	(594)
Gain on sale of insurance lines of business	—	—	—	(3,708)	—
Donation to Simmons First Foundation	—	—	—	5,000	—
Merger related costs	4,531	36,379	4,777	21,923	4,835
Early retirement program	2,901	3,464	—	—	—
Branch right sizing, net	13,727	3,129	1,341	169	3,359
Tax effect (1)	(3,343)	(11,234)	(1,598)	(8,746)	(2,981)
Net non-core items (before SAB 118 adjustment)	9,448	31,738	4,520	14,638	4,619
SAB 118 adjustment (2)	—	—	—	11,471	—
Core earnings (non-GAAP)	$264,300	$269,566	$220,233	$119,049	$101,409

Diluted earnings per share	$2.31	$2.41	$2.32	$1.33	$1.56
Non-core items:
Gain on sale of branches	(0.07)	—	—	—	—
Gain from early retirement of trust preferred securities	—	—	—	—	(0.01)
Gain on sale of insurance lines of business	—	—	—	(0.04)	—
Donation to Simmons First Foundation	—	—	—	0.07	—
Merger related costs	0.04	0.37	0.05	0.31	0.08
Early retirement program	0.03	0.03	—	—	—
Branch right sizing, net	0.12	0.03	0.02	—	0.06
Tax effect (1)	(0.03)	(0.11)	(0.02)	(0.13)	(0.05)
Net non-core items (before SAB 118 adjustment)	0.09	0.32	0.05	0.21	0.08
SAB 118 adjustment (2)	—	—	—	0.16	—
Core diluted earnings per share (non-GAAP)	$2.40	$2.73	$2.37	$1.70	$1.64
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

See Table 23 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 23: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

(In thousands)	2020	2019	2018	2017	2016
Other income	$38,547	$62,015	$23,721	$21,733	$20,498
Gain on sale of branches	(8,368)	—	—	—	—
Gain on sale of insurance lines of business	—	—	—	(3,708)	—
Branch right sizing	(370)	—	—	(265)	(241)
Core other income (non-GAAP)	$29,809	$62,015	$23,721	$17,760	$20,257

Non-interest expense	$493,495	$461,112	$392,229	$312,379	$255,085
Non-core items:
Donation to Simmons Foundation	—	—	—	(5,000)	—
Merger related costs	(4,531)	(36,379)	(4,777)	(21,923)	(4,835)
Early retirement program	(2,901)	(3,464)	—	—	—
Branch right sizing	(14,097)	(3,129)	(1,341)	(434)	(3,600)
Total non-core items	(21,529)	(42,972)	(6,118)	(27,357)	(8,435)
Core non-interest expense (non-GAAP)	$471,966	$418,140	$386,111	$285,022	$246,650

See Table 24 below for the reconciliation of tangible book value per common share.

Table 24: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

(In thousands, except per share data)	2020	2019	2018	2017	2016
Total stockholders’ equity	$2,976,656	$2,988,924	$2,246,434	$2,084,564	$1,151,111
Preferred stock	(767)	(767)	—	—	—
Total common stockholders’ equity	2,975,889	2,988,157	2,246,434	2,084,564	1,151,111
Intangible assets:
Goodwill	(1,075,305)	(1,055,520)	(845,687)	(842,651)	(348,505)
Other intangible assets	(111,110)	(127,340)	(91,334)	(106,071)	(52,959)
Total intangibles	(1,186,415)	(1,182,860)	(937,021)	(948,722)	(401,464)
Tangible common stockholders’ equity	$1,789,474	$1,805,297	$1,309,413	$1,135,842	$749,647
Shares of common stock outstanding	108,077,662	113,628,601	92,347,643	92,029,118	62,555,446

Book value per common share	$27.53	$26.30	$24.33	$22.65	$18.40

Tangible book value per common share (non-GAAP)	$16.56	$15.89	$14.18	$12.34	$11.98

See Table 25 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 25: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2020	2019	2018	2017	2016
Total common stockholders’ equity	$2,975,889	$2,988,157	$2,246,434	$2,084,564	$1,151,111
Intangible assets:
Goodwill	(1,075,305)	(1,055,520)	(845,687)	(842,651)	(348,505)
Other intangible assets	(111,110)	(127,340)	(91,334)	(106,071)	(52,959)
Total intangibles	(1,186,415)	(1,182,860)	(937,021)	(948,722)	(401,464)
Tangible common stockholders’ equity	$1,789,474	$1,805,297	$1,309,413	$1,135,842	$749,647

Total assets	$22,359,752	$21,259,143	$16,543,337	$15,055,806	$8,400,056
Intangible assets:
Goodwill	(1,075,305)	(1,055,520)	(845,687)	(842,651)	(348,505)
Other intangible assets	(111,110)	(127,340)	(91,334)	(106,071)	(52,959)
Total intangibles	(1,186,415)	(1,182,860)	(937,021)	(948,722)	(401,464)
Tangible assets	$21,173,337	$20,076,283	$15,606,316	$14,107,084	$7,998,592

PPP loans	(904,673)
Total assets excluding PPP loans	$21,455,079
Tangible assets excluding PPP loans	$20,268,664

Ratio of common equity to assets	13.31%	14.06%	13.58%	13.85%	13.70%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.45%	8.99%	8.39%	8.05%	9.37%
Ratio of common equity to assets excluding PPP loans (non-GAAP)	13.87%
Ratio of tangible common equity to tangible assets excluding PPP loans (non-GAAP)	8.83%

See Table 26 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 26: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended December 31, 2020
Total Tier 1 capital	$1,884,563

Adjusted average assets for leverage ratio	$20,765,127
Average PPP loans	(937,544)
Adjusted average assets excluding average PPP loans	$19,827,583

Tier 1 leverage ratio	9.08%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.50%

See Table 27 below for the calculation of core return on average assets.

Table 27: Calculation of Core Return on Average Assets (non-GAAP)

(Dollars in thousands)	2020	2019	2018	2017	2016
Twelve months ended

Net income available to common stockholders	$254,852	$237,828	$215,713	$92,940	$96,790
Net non-core items, net of taxes, adjustment	9,448	31,738	4,520	26,109	4,619
Core earnings	$264,300	$269,566	$220,233	$119,049	$101,409

Average total assets	$21,590,745	$17,871,748	$15,771,362	$10,074,951	$7,760,233

Return on average assets	1.18%	1.33%	1.37%	0.92%	1.25%
Core return on average assets (non-GAAP)	1.22%	1.51%	1.40%	1.18%	1.31%

See Table 28 below for the calculation of return on tangible common equity.

Table 28: Calculation of Core Return on Tangible Common Equity (non-GAAP)

(Dollars in thousands)	2020	2019	2018	2017	2016
Twelve months ended

Net income available to common stockholders	$254,852	$237,828	$215,713	$92,940	$96,790
Amortization of intangibles, net of taxes	9,968	8,720	8,132	4,659	3,611
Total income available to common stockholders	$264,820	$246,548	$223,845	$97,599	$100,401

Net non-core items, net of taxes	9,448	31,738	4,520	26,109	4,619
Core earnings	264,300	269,566	220,233	119,049	101,409
Amortization of intangibles, net of taxes	9,968	8,720	8,132	4,659	3,611
Total core income available to common stockholders	$274,268	$278,286	$228,365	$123,708	$105,020

Average common stockholders’ equity	$2,921,039	$2,396,024	$2,157,097	$1,390,815	$1,105,775
Average intangible assets:
Goodwill	(1,065,190)	(921,635)	(845,308)	(455,453)	(332,974)
Other intangible assets	(118,812)	(104,000)	(97,820)	(68,896)	(51,710)
Total average intangibles	(1,184,002)	(1,025,635)	(943,128)	(524,349)	(384,684)
Average tangible common stockholders’ equity	$1,737,037	$1,370,389	$1,213,969	$866,466	$721,091

Return on average common equity	8.72%	9.93%	10.00%	6.68%	8.75%
Return on average tangible common equity (non-GAAP)	15.25%	17.99%	18.44%	11.26%	13.92%
Core return on average common equity (non-GAAP)	9.05%	11.25%	10.21%	8.56%	9.17%
Core return on average tangible common equity (non-GAAP)	15.79%	20.31%	18.81%	14.28%	14.56%

See Table 29 below for the calculation of core net interest margin for the periods presented.

Table 29: Reconciliation of Core Net Interest Margin (non-GAAP)

(Dollars in thousands)	2020	2019	2018	2017	2016
Twelve months ended

Net interest income	$639,734	$601,753	$548,694	$352,465	$277,496
FTE adjustment	11,001	7,322	5,297	7,723	7,722
Fully tax equivalent net interest income	650,735	609,075	553,991	360,188	285,218
Total accretable yield	(41,507)	(41,244)	(35,263)	(27,793)	(24,257)
Core net interest income	$609,228	$567,831	$518,728	$332,395	$260,961

PPP loan and additional liquidity interest income	(18,539)
Net interest income adjusted for PPP loans and additional liquidity	$632,196

Average earning assets	$19,272,886	$15,824,571	$13,891,990	$8,838,549	$6,812,513
Average PPP loan balance and additional liquidity	(1,854,016)
Average earnings assets adjusted for PPP loans and additional liquidity	$17,418,870

Net interest margin	3.38%	3.85%	3.99%	4.08%	4.19%
Core net interest margin (non-GAAP)	3.16%	3.59%	3.73%	3.76%	3.83%
Net interest margin adjusted for PPP loans and additional liquidity (non-GAAP)	3.63%

See Table 30 below for the calculation of the efficiency ratio for the periods presented.

Table 30: Calculation of Efficiency Ratio (non-GAAP)

(Dollars in thousands)	2020	2019	2018	2017	2016
Twelve months ended

Non-interest expense	$493,495	$461,112	$392,229	$312,379	$255,085
Non-core non-interest expense adjustment	(21,529)	(42,972)	(6,118)	(27,357)	(8,435)
Other real estate and foreclosure expense adjustment	(1,706)	(3,282)	(4,240)	(3,042)	(4,389)
Amortization of intangibles adjustment	(13,495)	(11,805)	(11,009)	(7,666)	(5,942)
Efficiency ratio numerator	$456,765	$403,053	$370,862	$274,314	$236,319

Net-interest income	$639,734	$601,753	$548,694	$352,465	$277,496
Non-interest income	248,528	205,031	147,754	141,230	141,092
Non-core non-interest income adjustment	(8,738)	—	—	(3,973)	(241)
Fully tax-equivalent adjustment	11,001	7,322	5,297	7,723	7,722
Gain on sale of securities	(54,806)	(13,314)	(61)	(1,059)	(5,848)
Efficiency ratio denominator	$835,719	$800,792	$701,684	$496,386	$420,221

Efficiency ratio (non-GAAP)	54.66%	50.33%	52.85%	55.26%	56.24%

See Table 31 below for the calculation of loan yield excluding PPP loans for the period presented.

Table 31: Reconciliation of Loan Yield Excluding PPP Loans (non-GAAP)

(Dollars in thousands)	2020
Loan interest income	$688,600
PPP loan interest income	(15,861)
Loan interest income excluding PPP loans	$672,739

Average loan balance	$14,260,689
Average PPP loan balance	(637,006)
Average loan balance excluding PPP loans	$13,623,683

Loan yield	4.83%
Loan yield excluding PPP loans (non-GAAP)	4.94%

Quarterly Results
Selected unaudited quarterly financial information for the last eight quarters is shown in Table 32.

Table 32: Quarterly Results

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2020
Interest income	$209,231	$191,654	$179,725	$179,108	$759,718
Interest expense	41,748	27,973	26,115	24,148	119,984
Net interest income	167,483	163,681	153,610	154,960	639,734
Provision for credit losses	23,134	21,915	22,981	6,943	74,973
Gain on sale of securities	32,095	390	22,305	16	54,806
Non-interest income, net of gain on sale of securities	50,299	49,837	49,546	44,040	193,722
Non-interest expense	128,813	117,598	118,949	128,135	493,495
Net income available to common stockholders	77,223	58,789	65,885	52,955	254,852
Basic earnings per share (1)	0.68	0.54	0.60	0.49	2.32
Diluted earnings per share (1)	0.68	0.54	0.60	0.49	2.31

2019
Interest income	$178,085	$195,241	$196,406	$213,391	$783,123
Interest expense	42,090	45,813	47,142	46,325	181,370
Net interest income	135,995	149,428	149,264	167,066	601,753
Provision for credit losses	9,285	7,079	21,973	4,903	43,240
Gain on sale of securities	2,740	2,823	7,374	377	13,314
Non-interest income, net of gain on sale of securities	32,052	37,111	77,301	45,253	191,717
Non-interest expense	101,409	110,743	106,865	142,095	461,112
Net income available to common stockholders	47,695	55,598	81,826	52,709	237,828
Basic earnings per share (1)	0.52	0.58	0.85	0.49	2.42
Diluted earnings per share (1)	0.51	0.58	0.84	0.49	2.41
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2020, undivided profits of Simmons Bank were approximately $423.5 million, of which approximately $45.6 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $415.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $2.7 billion of these lines of credit are currently available, if needed, for liquidity.

A third source of liquidity is that we have the ability to access large wholesale deposits from both the public and private sector to fund short-term liquidity needs.

A fourth source of liquidity is the retail deposits available through our network of financial centers throughout Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. Although this method can be a somewhat more expensive alternative to supplying liquidity, this source can be used to meet intermediate term liquidity needs.

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 91.3% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

Interest Rate Sensitivity

Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time. A number of tools are used to monitor and manage interest rate risk, including simulation models and interest sensitivity gap analysis. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company’s net income and capital. As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed-rate assets and liabilities, change pricing schedules, manage investment maturities during future security purchases, or enter into derivative contracts such as interest rate swaps.

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

As of December 31, 2020, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 5.01% and 10.43%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of (0.53)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of December 31, 2020, is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2020.

Table 33: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	10.43%
Up 100 basis points	5.01%
Down 25 basis points	(0.53)%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	Supplementary Data may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results” on page 72 hereof.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 25, 2021, expressed an unqualified opinion.

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

BKD, LLP
/s/ BKD, LLP
Little Rock, Arkansas
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Notes 1, 3 and 5 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of Topic 326. As discussed below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.

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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s loan portfolio totaled $12.90 billion as of December 31, 2020 and the allowance for credit losses on loans was $238.1 million. The Company’s unfunded loan commitments totaled $2.05 billion, with an allowance for credit loss of $22.4 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $3.8 billion as of December 31, 2020, and the allowance for credit losses on securities was $3.2 million. Together these amounts represent the allowance for credit losses (“ACL”). As more fully described in the notes to the consolidated financial statements:

•For loans receivable, the ACL is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.
•For unfunded loan commitments, the ACL is a liability account calculated in accordance with ASC 326, reported as a component of accrued interest and other liabilities.
•For securities, the ACL is a contra-valuation account that is deducted from the recorded basis of securities.

The Company adopted ASC 326 effective January 1, 2020. The amount of each allowance account represented management’s best estimate of current expected credit losses on those financial instruments considering all available information from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Loans with similar risk characteristics are aggregated into homogenous segments for assessment. Reserve factors are based on estimated probability of default (PD) and loss given default (LGD) for each segment. The estimates include economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical relationship with the historical loss experience of the segments. Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were still relevant in assessing the expected credit losses within the loan pools. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the ACL and complexities due to the implementation of probability of default and loss given default models. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and had a significant effect on the ACL.

The primary procedures we performed related to this critical audit matter included:

•Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL
•Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
◦Loan data completeness and accuracy
◦Grouping of loans by segment
◦Model inputs utilized including PD, LGD, remaining life and prepayment speed
◦Approval of model assumptions selected
◦Establishment of qualitative factors
◦Loan risk ratings
•Tested the mathematical accuracy of the calculation of the ACL
•Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings
•Tested internally prepared loan reviews to evaluate the reasonableness of loan credit risk ratings
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions including consideration of impact of COVID-19
•Tested the reasonableness of specific reserves on individually reviewed loans
•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
•Considered the overall reasonableness of the ACL and compared to trends identified within peer groups
•Involved a specialist to review the appropriateness of the design and operation of the model
•Tested estimated utilization rate of unfunded loan commitments
•Reviewed documentation prepared to assess the methodology utilized by a third party performing the ACL calculation for securities for reasonableness

Goodwill Impairment Analysis

The Company’s goodwill totaled $1.08 billion at December 31, 2020. As discussed in Notes 1 and 8 to the consolidated financial statements, goodwill is tested for impairment on the basis of one reporting unit at least annually, or more frequently as events occur or circumstances change. In the second, third and fourth quarter of fiscal year 2020, the Company assessed relevant events and circumstances and determined it was appropriate to perform an impairment test. In performing the test, management used both a market capitalization approach and discounted cash flow approach to determine the estimated fair value of the reporting unit. As a result of the analysis, management determined the fair value of the reporting unit exceeded the carrying value resulting in the recognition of no goodwill impairment charge.

Auditing management's goodwill impairment test was complex due to the significant estimation and judgement required to determine the estimated fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company's financial forecast, the discount rate and terminal value, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's goodwill impairment process, including controls over management's review of the significant assumptions described above.

To test the estimated fair value of the Company's reporting unit, with the support of our valuation specialists, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the fair value estimate of the reporting unit resulting from changes in the assumptions. In addition, we tested management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

BKD, LLP
/s/ BKD, LLP

We have served as the Company’s auditor since 1972.

Little Rock, Arkansas
February 25, 2021

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2020 and 2019

(In thousands, except share data)	2020	2019

ASSETS
Cash and non-interest bearing balances due from banks	$217,499	$277,208
Interest bearing balances due from banks and federal funds sold	3,254,653	719,415
Cash and cash equivalents	3,472,152	996,623
Interest bearing balances due from banks – time	1,579	4,554
Investment securities:
Held-to-maturity, net of allowance for credit losses of $2,915 at December 31, 2020	333,031	40,927
Available-for-sale, net of allowance for credit losses of $312 at December 31, 2020 (amortized cost of $3,397,043 and $3,263,151 at December 31, 2020 and 2019, respectively)	3,473,598	3,288,343
Total investments	3,806,629	3,329,270
Mortgage loans held for sale	137,378	58,102
Other assets held for sale	100	260,332
Loans	12,900,897	14,425,704
Allowance for credit losses on loans	(238,050)	(68,244)
Net loans	12,662,847	14,357,460
Premises and equipment	441,692	492,384
Premises held for sale	15,008	—
Foreclosed assets and other real estate owned	18,393	19,121
Interest receivable	72,597	62,707
Bank owned life insurance	255,630	254,152
Goodwill	1,075,305	1,055,520
Other intangible assets	111,110	127,340
Other assets	289,332	241,578
Total assets	$22,359,752	$21,259,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$4,482,091	$3,741,093
Interest bearing transaction accounts and savings deposits	9,672,608	9,090,878
Time deposits	2,832,327	3,276,969
Total deposits	16,987,026	16,108,940
Federal funds purchased and securities sold under agreements to repurchase	299,111	150,145
Other borrowings	1,342,067	1,297,599
Subordinated debentures	382,874	388,260
Other liabilities held for sale	154,620	159,853
Accrued interest and other liabilities	217,398	165,422
Total liabilities	19,383,096	18,270,219

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at December 31, 2020 and 2019	767	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at December 31, 2020 and 2019; 108,077,662 and 113,628,601 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,081	1,136
Surplus	2,014,076	2,117,282
Undivided profits	901,006	848,848
Accumulated other comprehensive income	59,726	20,891
Total stockholders’ equity	2,976,656	2,988,924
Total liabilities and stockholders’ equity	$22,359,752	$21,259,143
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)	2020	2019	2018

INTEREST INCOME
Loans	$687,771	$710,935	$616,037
Interest bearing balances due from banks and federal funds sold	4,383	7,486	5,996
Investment securities	64,533	63,376	53,460
Mortgage loans held for sale	3,031	1,326	1,336
TOTAL INTEREST INCOME	759,718	783,123	676,829

INTEREST EXPENSE
Deposits	79,860	139,011	87,210
Federal funds purchased and securities sold under agreements to repurchase	1,715	1,010	423
Other borrowings	19,652	23,008	23,654
Subordinated notes and debentures	18,757	18,341	16,848
TOTAL INTEREST EXPENSE	119,984	181,370	128,135

NET INTEREST INCOME	639,734	601,753	548,694
Provision for credit losses	74,973	43,240	38,148

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	564,761	558,513	510,546

NON-INTEREST INCOME
Trust income	27,705	25,040	23,128
Service charges on deposit accounts	43,082	44,782	42,508
Other service charges and fees	6,624	5,824	7,469
Mortgage lending income	34,469	15,017	9,230
SBA lending income	1,329	2,669	1,813
Investment banking income	2,681	2,313	3,141
Debit and credit card fees	33,470	29,289	32,268
Bank owned life insurance income	5,815	4,768	4,415
Gain on sale of securities, net	54,806	13,314	61
Other income	38,547	62,015	23,721
TOTAL NON-INTEREST INCOME	248,528	205,031	147,754

NON-INTEREST EXPENSE
Salaries and employee benefits	242,474	227,795	216,743
Occupancy expense, net	37,556	32,008	29,610
Furniture and equipment expense	24,038	18,220	16,323
Other real estate and foreclosure expense	1,752	3,442	4,480
Deposit insurance	9,184	4,416	8,721
Merger related costs	4,531	36,379	4,777
Other operating expenses	173,960	138,852	111,575
TOTAL NON-INTEREST EXPENSE	493,495	461,112	392,229

INCOME BEFORE INCOME TAXES	319,794	302,432	266,071
Provision for income taxes	64,890	64,265	50,358

NET INCOME	254,904	238,167	215,713
Preferred stock dividends	52	339	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$254,852	$237,828	$215,713
BASIC EARNINGS PER SHARE	$2.32	$2.42	$2.34
DILUTED EARNINGS PER SHARE	$2.31	$2.41	$2.32

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018

NET INCOME	$254,904	$238,167	$215,713

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	107,382	76,109	(13,626)
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	—	2,547	—
Less: Reclassification adjustment for realized gains included in net income	54,806	13,314	61
Other comprehensive income (loss), before tax effect	52,576	65,342	(13,687)

Less: Tax effect of other comprehensive income (loss)	13,741	17,077	(3,577)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	38,835	48,265	(10,110)

COMPREHENSIVE INCOME	$293,739	$286,432	$205,603

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$254,904	$238,167	$215,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,038	36,257	28,412
Provision for credit losses	74,973	43,240	38,148
Gain on sale of investments	(54,806)	(13,314)	(61)
Net accretion of investment securities and assets	(56,771)	(53,619)	(48,684)
Net amortization (accretion) on borrowings	541	394	(380)
Stock-based compensation expense	13,197	12,921	9,725
Gain on sale of premises and equipment, net of impairment	(14)	—	—
Gain on sale of foreclosed assets and other real estate owned	(391)	(33)	(650)
Gain on sale of mortgage loans held for sale	(44,864)	(20,064)	(12,844)
Gain on sale of other intangibles	(301)	—	—
Gain on sale of branches	(8,094)	—	—
Loss (gain) on sale of loans	—	4,451	(10)
Gain on sale of Visa, Inc. class B common stock	—	(42,860)	—
Fair value write-down of closed branches	434	—	836
Deferred income taxes	(122)	34,911	8,412
Income from bank owned life insurance	(7,206)	(4,854)	(5,003)
Originations of mortgage loans held for sale	(1,206,818)	(755,500)	(546,676)
Proceeds from sale of mortgage loans held for sale	1,172,406	756,642	556,759
Changes in assets and liabilities:
Interest receivable	(10,846)	3,231	(6,227)
Other assets	(7,480)	31,920	(35,113)
Accrued interest and other liabilities	50,508	(35,886)	33,978
Income taxes payable	(15,745)	20,074	(9,355)
Net cash provided by operating activities	202,543	256,078	226,980
INVESTING ACTIVITIES
Net collections (originations) of loans	1,327,248	23,806	(912,793)
Proceeds from sale of loans	49,736	104,587	24,977
Decrease (increase) in due from banks - time	2,975	1,130	(1,620)
Purchases of premises and equipment, net	(13,272)	(67,831)	(29,740)
Proceeds from sale of premises and equipment	369	—	—
Proceeds from sale of foreclosed assets and other real estate owned	10,788	17,986	27,751
Proceeds from sale of available-for-sale securities	1,717,364	1,226,578	—
Proceeds from maturities of available-for-sale securities	2,346,930	793,270	258,182
Purchases of available-for-sale securities	(4,140,963)	(1,708,948)	(784,113)
Proceeds from maturities of held-to-maturity securities	13,970	31,969	80,803
Purchases of held-to-maturity securities	(308,854)	—	(1,172)
Proceeds from bank owned life insurance death benefits	2,018	2,435	1,814
Purchases of bank owned life insurance	—	—	(4,000)
Cash received in business combinations	—	178,260	—
Disposition of assets and liabilities held for sale	181,560	1,235	(55,211)
Net cash provided by (used in) investing activities	1,189,869	604,477	(1,395,122)
FINANCING ACTIVITIES
Net change in deposits	1,086,713	(404,826)	1,305,877
Proceeds from issuance of subordinated notes and other borrowings	—	25,500	326,355
Repayments of subordinated debentures and subordinated debt	(7,442)	—	(113,990)
Dividends paid on preferred stock	(52)	(339)	—
Dividends paid on common stock	(74,593)	(63,921)	(55,646)
Net change in other borrowed funds	45,983	(240,806)	(34,574)
Net change in federal funds purchased and securities sold under agreements to repurchase	148,966	40,207	(26,652)
Net shares (cancelled) issued under stock compensation plans	(4,087)	(2,389)	1,162
Shares issued under employee stock purchase plan	956	1,312	1,026
Repurchase of common stock	(113,327)	(10,128)	—
Retirement of preferred stock	—	(42,000)	—
Net cash provided by (used in) financing activities	1,083,117	(697,390)	1,403,558
INCREASE IN CASH EQUIVALENTS	2,475,529	163,165	235,416
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	996,623	833,458	598,042
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,472,152	$996,623	$833,458

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2017	$—	$920	$1,586,034	$(17,264)	$514,874	$2,084,564

Comprehensive income	—	—	—	(10,110)	215,713	205,603
Stock issued for employee stock purchase plan – 39,782 shares	—	—	1,026	—	—	1,026
Stock-based compensation plans, net – 278,743 shares	—	3	10,884	—	—	10,887
Dividends on common stock – $0.60 per share	—	—	—	—	(55,646)	(55,646)

Balance, December 31, 2018	—	923	1,597,944	(27,374)	674,941	2,246,434

Comprehensive income	—	—	—	48,265	238,167	286,432
Stock issued for employee stock purchase plan – 60,413 shares	—	1	1,311	—	—	1,312
Stock-based compensation plans, net – 261,200 shares	—	3	10,529	—	—	10,532
Stock issued for Reliance acquisition - 3,999,623 shares	42,000	40	102,790	—	—	144,830
Stock issued for Landrum acquisition - 17,349,722 shares	767	173	414,832	—	—	415,772
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Stock repurchases - 390,000 shares	—	(4)	(10,124)	—	—	(10,128)
Dividends on preferred stock	—	—	—	—	(339)	(339)
Dividends on common stock – $0.64 per share	—	—	—	—	(63,921)	(63,921)

Balance, December 31, 2019	767	1,136	2,117,282	20,891	848,848	2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	38,835	254,904	293,739
Stock issued for employee stock purchase plan - 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net - 362,080 shares	—	3	9,107	—	—	9,110
Stock repurchases - 5,956,700 shares	—	(59)	(113,268)	—	—	(113,327)
Dividends on preferred stock	—	—	—	—	(52)	(52)
Dividends on common stock - $0.68 per share	—	—	—	—	(74,593)	(74,593)

Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (“Company”) is a financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 204 financial centers as of December 31, 2020, located throughout market areas in Arkansas, Illinois, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is organized on a divisional basis. Each of the divisions provide a group of similar community banking services, including such products and services as loans; time deposits, checking and savings accounts; personal and corporate trust services; credit cards; investment management; insurance; and securities and investment services. Loan products include consumer, real estate, commercial, agricultural, equipment and SBA lending. The individual bank divisions have similar operating and economic characteristics. While the chief operating decision maker monitors the revenue streams of the various products, services, branch locations and divisions, operations are managed, financial performance is evaluated, and management makes decisions on how to allocate resources, on a Company-wide basis. Accordingly, the divisions are considered by management to be aggregated into one reportable operating segment.

The Company also considers its trust, investment and insurance services to be operating segments. Information on these segments is not reported separately since they do not meet the quantitative thresholds under Accounting Standards Codification (“ASC”) Topic 280-10-50-12.

Use of Estimates

The preparation of financial statements, in accordance with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income items and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements and actual results may differ from these estimates. Such estimates include, but are not limited to, the Company’s allowance for credit losses.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of acquired loans. Management obtains independent appraisals for significant properties in connection with the determination of the allowance for credit losses and the valuation of foreclosed assets.

Reclassifications

During 2020, the Company moved “equity securities” from the “available-for-sale investment securities” into “other assets.” The change had no impact on net income. Various items within the accompanying consolidated financial statements for previous years have been reclassified to provide more comparative information. These reclassifications were not material to the consolidated financial statements.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and non-interest bearing balances due from banks, interest bearing balances due from banks and federal funds sold and securities purchased under agreements to resell. At December 31, 2020, nearly all of the interest-bearing and non-interest bearing deposits were uninsured with nearly all of these balances held at the Federal Reserve Bank.

Investment Securities

Held-to-maturity (“HTM”) securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

Available-for-sale (“AFS”) securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

Trading securities, if any, which include any security held primarily for near-term sale, are carried at fair value. Gains and losses on trading securities are included in other income.

Allowance for Credit Losses - Investment Securities

On January 1, 2020, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology. See Note 20, New Accounting Standards, for additional information regarding adoption.

Allowance for Credit Losses - HTM Securities - The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets.

Allowance for Credit Losses - AFS Securities - For AFS securities in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the AFS security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

The IRLCs are derivative instruments; their fair values at December 31, 2020 and 2019 were not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators. Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid. Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their amortized cost basis, which is the unpaid principal balance outstanding, net of unearned income, deferred loan fees and costs, premiums and discounts associated with acquisition date fair value adjustments on acquired loans, and any direct principal charge-offs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance on the consolidated balance sheets.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans, except on certain government guaranteed loans, is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Further information regarding accounting policies related to past due loans, non-accrual loans, and troubled-debt restructurings is presented in Note 5, Loans and Allowance for Credit Losses. Additionally, for discussion of the Company’s accounting for acquired loans, see Acquisition Accounting, Loans later in this section.

Allowance for Credit Losses

On January 1, 2020, the Company was required to adopt a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology. See Note 20, New Accounting Standards, for additional information regarding adoption.

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical loss experience, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is based on the Company’s reasonable and supportable economic forecasts, historical loss experience, and other qualitative adjustments. Management’s evaluation of the allowance for credit losses is inherently subjective as it requires material estimates. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

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
Collateral Dependent Loans

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

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. The allowance for credit loss is reported as a component of accrued interest and other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the income statement as a component of the provision for credit losses.

Allowance for Credit Losses Prior to the Adoption of CECL

Prior to 2020, management categorized the allowance for credit losses by either general reserves or specific reserves. The allowance for credit losses was based on management’s assessment of several factors such as (1) historical loss experience based on volumes and types, (2) volume and trends in delinquencies and nonaccruals, (3) lending policies and procedures including those for credit losses, collections and recoveries, (4) national, state and local economic trends and conditions, (5) external factors and pressure from competition, (6) the experience, ability and depth of lending management and staff, (7) seasoning of new products obtained and new markets entered through acquisition and (8) other factors and trends that affected specific loans and categories of loans. The Company established general allocations for each major loan category. This category also included allocations to loans which were collectively evaluated for loss such as credit cards, one-to-four family owner occupied residential real estate loans and other consumer loans. General reserves were established, based upon the aforementioned factors and allocated to the individual loan categories.

Specific reserves were provided on loans that were considered impaired when it was probable that the Company would not receive all amounts due according to the contractual terms of the loan, including scheduled principal and interest payments. This included loans that were delinquent 90 days or more, nonaccrual loans and certain other loans identified by management. Specific reserves were accrued for probable losses on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeded the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

Acquisition Accounting, Loans

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The Company’s historical acquisitions all occurred under previous US GAAP prior to the Company’s adoption of CECL. No allowance for loan losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

The Company evaluates loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method.

For further discussion of our acquisition and loan accounting, see Note 2, Acquisitions, and Note 5, Loans and Allowance for Credit Losses.

Trust Assets

Trust assets (other than cash deposits) held by the Company in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Company.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized by the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Right-of-use lease assets are operating leases with a term greater than one year and are included in premises and equipment.

Foreclosed Assets Held For Sale

Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value less estimated cost to sell as of the date of foreclosure. Management evaluates the value of foreclosed assets held for sale periodically and any decreases in the fair value are charged to other expense.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2020	2019	2018
Net income available to common stockholders	$254,852	$237,828	$215,713

Average common shares outstanding	109,860	98,351	92,268
Average potential dilutive common shares	313	446	562
Average diluted common shares	110,173	98,797	92,830

Basic earnings per share	$2.32	$2.42	$2.34
Diluted earnings per share	$2.31	$2.41	$2.32

There were approximately 653,718 stock options excluded from the year ended December 31, 2020 earnings per share calculation due to the related stock option exercise price exceeding the average market price. There were no stock options excluded from earnings per share calculations due to the related stock option exercise price exceeding the average market price for the years ended December 31, 2019 and 2018.

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

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2020
Mortgage-backed securities	$22,354	$—	$22,354	$683	$—	$23,037
State and political subdivisions	312,416	(2,307)	310,109	8,148	(30)	318,227
Other securities	1,176	(608)	568	93	—	661
Total HTM	$335,946	$(2,915)	$333,031	$8,924	$(30)	$341,925

December 31, 2019
Mortgage-backed securities	$10,796	$—	$10,796	$71	$(59)	$10,808
State and political subdivisions	27,082	—	27,082	849	—	27,931
Other securities	3,049	—	3,049	67	—	3,116
Total HTM	$40,927	$—	$40,927	$987	$(59)	$41,855

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2020
U.S. Government agencies	$477,693	$—	$844	$(1,300)	$477,237
Mortgage-backed securities	1,374,769	—	21,261	(1,094)	1,394,936
State and political subdivisions	1,416,136	(217)	55,111	(307)	1,470,723
Other securities	128,445	(95)	2,447	(95)	130,702
Total AFS	$3,397,043	$(312)	$79,663	$(2,796)	$3,473,598

December 31, 2019
U.S. Treasury	$449,729	$—	$112	$(112)	$449,729
U.S. Government agencies	194,207	—	1,313	(1,271)	194,249
Mortgage-backed securities	1,738,584	—	8,510	(4,149)	1,742,945
State and political subdivisions	860,539	—	20,983	(998)	880,524
Other securities	20,092	—	822	(18)	20,896
Total AFS	$3,263,151	$—	$31,740	$(6,548)	$3,288,343

Accrued interest receivable on HTM and AFS securities at December 31, 2020 was $1.0 million and $17.1 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$228,241	$(432)	$52,853	$(868)	$281,094	$(1,300)
Mortgage-backed securities	264,843	(1,082)	3,703	(12)	268,546	(1,094)
State and political subdivisions	9,302	(88)	339	(2)	9,641	(90)
Total AFS	$502,386	$(1,602)	$56,895	$(882)	$559,281	$(2,484)

As of December 31, 2020, the Company’s investment portfolio included $3.5 billion of AFS securities, of which $559.3 million, or 16.1%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s mortgage-backed securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

Regarding securities issued by state and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal forecasts, (v) whether or not such securities provide insurance or other credit enhancement or are pre-refunded by the issuers.

The following table details activity in the allowance for credit losses by investment security type for the year ended December 31, 2020 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Held-to-maturity
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	2,249	297	2,546
Ending balance, December 31, 2020	$2,307	$608	$2,915

Available-for-sale
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	199	113	312
Reduction due to sales	(244)	—	(244)
Net decrease in allowance on previously impaired securities	(111)	(18)	(129)
Ending balance, December 31, 2020	$217	$95	$312

During the year ended December 31, 2020, the provision for credit losses was reduced by $61,000 related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2020:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$52,058	$5,828	$—	$57,886	$—
Aa/AA	181,481	49,788	—	231,269	—
A	19,838	1,022	—	20,860	—
Not Rated	1,998	403	—	2,401	1,176
Total	$255,375	$57,041	$—	$312,416	$1,176

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

Income earned on securities for the years ended December 31, 2020, 2019 and 2018, is as follows:

(In thousands)	2020	2019	2018
Taxable:
Held-to-maturity	$985	$1,207	$2,157
Available-for-sale	34,054	42,412	37,068

Non-taxable:
Held-to-maturity	919	1,412	7,424
Available-for-sale	28,575	18,345	6,811
Total	$64,533	$63,376	$53,460

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$5,821	$5,895	$14,017	$14,089
After one through five years	10,708	11,199	30,634	31,071
After five through ten years	5,227	2,937	229,042	232,003
After ten years	291,836	298,857	1,747,650	1,800,568
Securities not due on a single maturity date	22,354	23,037	1,374,769	1,394,936
Other securities (no maturity)	—	—	931	931
Total	$335,946	$341,925	$3,397,043	$3,473,598

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.0 billion at December 31, 2020 and $1.7 billion at December 31, 2019.

There were approximately $54.8 million of gross realized gains and $15,000 of gross realized losses from the sale of securities during the year ended December 31, 2020. During 2020, the Company sold approximately $1.7 billion of investment securities to create additional liquidity. There were approximately $13.3 million of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2019. There were approximately $65,000 of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2018. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2020, 2019 and 2018.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Colorado Branch Sale

On February 10, 2020, Simmons Bank entered into a Branch Purchase and Assumption Agreement (the “First Western Agreement”) with First Western Trust Bank (“First Western”), a wholly-owned subsidiary of First Western Financial, Inc.

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

Texas Branch Sale

On December 20, 2019, Simmons Bank entered into a Branch Purchase and Assumption Agreement (the “Spirit Agreement”) with Spirit of Texas Bank, SSB (“Spirit”), a wholly-owned subsidiary of Spirit of Texas Bancshares, Inc.

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

During 2020, the Company recognized a combined gain on sale of $8.1 million related to the Texas Branch Sale and Colorado Branch Sale.

Pending Branch Sale

On November 30, 2020, Simmons Bank entered into a Branch Purchase and Assumption Agreement (the “Citizens Equity Agreement”) with Citizens Equity First Credit Union (“CEFCU”) pursuant to which CEFCU will purchase certain assets and assume certain liabilities (the “Illinois Branch Sale”) associated with four Simmons Bank locations in the Metro East area of Southern Illinois, near St. Louis (collectively, the “Illinois Branches”).

Pursuant to the terms of the Citizens Equity Agreement, CEFCU has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, personal property and other fixed assets associated with the Illinois Branches. The combined loan and deposit balances of the Illinois Branches (excluding certain loans and deposits not subject to the Illinois Branch Sale) as of December 31, 2020, were approximately $340,000 and $155 million, respectively.

The completion of the Illinois Branch Sale is subject to customary closing conditions and the approval of the purchase by the appropriate state and federal regulatory agencies. Subject to the satisfaction of such conditions and approvals, CEFCU and Simmons Bank expect to close the Illinois Branch Sale in the first quarter of 2021.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At December 31, 2020, the Company’s loan portfolio was $12.90 billion, compared to $14.43 billion at December 31, 2019. The various categories of loans are summarized as follows:

(In thousands)	2020	2019
Consumer:
Credit cards	$180,354	$204,802
Other consumer	210,870	249,694
Total consumer	391,224	454,496
Real estate:
Construction and development	1,596,255	2,236,861
Single family residential	1,880,673	2,442,064
Other commercial	5,746,863	6,205,599
Total real estate	9,223,791	10,884,524
Commercial:
Commercial	2,574,386	2,495,516
Agricultural	175,905	315,454
Total commercial	2,750,291	2,810,970
Other	535,591	275,714
Total loans	$12,900,897	$14,425,704

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $57.3 million and $91.6 million at December 31, 2020 and 2019, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $54.4 million and $48.9 million at December 31, 2020 and 2019, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchases or other expansion projects. Paycheck Protection Program (“PPP”) loans are also included in the commercial loan portfolio. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations. The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates. Term loans are generally set up with one or three year balloons, and the Company has instituted a pricing mechanism for commercial loans. It is standard practice to require personal guaranties on commercial loans for closely-held or limited liability entities.

Paycheck Protection Program Loans - The Company participated in both PPP appropriations of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. During 2020, we originated 8,208 PPP loans with original balances totaling $975.6 million. As of December 31, 2020, the total outstanding balance of PPP loans was $904.7 million.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

(In thousands)	2020	2019
Consumer:
Credit cards	$301	$382
Other consumer	1,219	1,705
Total consumer	1,520	2,087
Real estate:
Construction and development	3,625	5,289
Single family residential	28,062	27,695
Other commercial	24,155	16,582
Total real estate	55,842	49,566
Commercial:
Commercial	65,244	40,924
Agricultural	273	753
Total commercial	65,517	41,677
Total	$122,879	$93,330

Nonaccrual loans for which there is no related allowance for credit losses as of December 31, 2020 had an amortized cost of $16.8 million. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2020
Consumer:
Credit cards	$708	$256	$964	$179,390	$180,354	$256
Other consumer	2,771	302	3,073	207,797	210,870	13
Total consumer	3,479	558	4,037	387,187	391,224	269
Real estate:
Construction and development	1,375	3,089	4,464	1,591,791	1,596,255	—
Single family residential	23,726	14,339	38,065	1,842,608	1,880,673	253
Other commercial	2,660	9,586	12,246	5,734,617	5,746,863	—
Total real estate	27,761	27,014	54,775	9,169,016	9,223,791	253
Commercial:
Commercial	7,514	7,429	14,943	2,559,443	2,574,386	56
Agricultural	226	187	413	175,492	175,905	—
Total commercial	7,740	7,616	15,356	2,734,935	2,750,291	56
Other	92	—	92	535,499	535,591	—
Total	$39,072	$35,188	$74,260	$12,826,637	$12,900,897	$578

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2019
Consumer:
Credit cards	$848	$641	$1,489	$203,313	$204,802	$259
Other consumer	4,884	735	5,619	244,075	249,694	—
Total consumer	5,732	1,376	7,108	447,388	454,496	259
Real estate:
Construction and development	5,792	1,078	6,870	2,229,991	2,236,861	—
Single family residential	26,318	13,789	40,107	2,401,957	2,442,064	597
Other commercial	7,645	6,450	14,095	6,191,504	6,205,599	—
Total real estate	39,755	21,317	61,072	10,823,452	10,884,524	597
Commercial:
Commercial	10,579	13,551	24,130	2,471,386	2,495,516	—
Agricultural	1,223	456	1,679	313,775	315,454	—
Total commercial	11,802	14,007	25,809	2,785,161	2,810,970	—
Other	—	—	—	275,714	275,714	—
Total	$57,289	$36,700	$93,989	$14,331,715	$14,425,704	$856

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. In March 2020, the federal financial institution regulatory agencies issued an interagency statement encouraging financial institutions to work constructively with borrowers affected by COVID-19 and provided information regarding loan modifications. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended in late fourth quarter of 2020 to extend COVID-19 relief related to loan modifications from the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. As of December 31, 2020, the Company has modified 3,729 loans totaling approximately $2.99 billion to loan customers affected by COVID-19. The following table summarizes these modified loans due to COVID-19 by industry.

(Dollars in thousands)	Number	Balance
Real Estate Rental and Leasing	1,038	$1,160,537
Accommodation and Food Services	374	859,006
Health Care and Social Assistance	206	285,690
Construction	164	118,964
Retail Trade	143	131,311
Other Services (Except Public Administration)	128	56,283
Other	1,676	379,054
Total	3,729	$2,990,845

Deferred interest on the above loans totaled $20.2 million as of December 31, 2020. The interest will be collected at the end of the note or once regular payments are resumed. As of December 31, 2020, over 3,600 loans totaling $2.9 billion that had previously been modified under the CARES Act had returned to regular payment terms in addition to those that have paid off.

TDRs are individually evaluated for expected credit losses. The Company assesses the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determines if a specific allowance for credit losses is needed.

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2020
Real estate:
Single-family residential	28	$2,463	18	$2,736	46	$5,199
Other commercial	1	49	1	12	2	61
Total real estate	29	2,512	19	2,748	48	5,260
Commercial:
Commercial	3	626	3	1,627	6	2,253
Total commercial	3	626	3	1,627	6	2,253
Total	32	$3,138	22	$4,375	54	$7,513

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2019
Real estate:
Construction and development	—	$—	1	$72	1	$72
Single-family residential	25	2,627	20	1,330	45	3,957
Other commercial	1	476	2	80	3	556
Total real estate	26	3,103	23	1,482	49	4,585
Commercial:
Commercial	4	2,784	3	79	7	2,863
Total commercial	4	2,784	3	79	7	2,863
Total	30	$5,887	26	$1,561	56	$7,448

The following table presents loans that were restructured as TDRs during the years ended December 31, 2020 and 2019 segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Year Ended December 31, 2020
Real estate:
Single-family residential	5	$1,948	$1,896	$1,896	$—	$—
Total real estate	5	$1,948	$1,896	$1,896	$—	$—

Year Ended December 31, 2019
Real estate:
Single-family residential	4	$997	$996	$996	$—	$—
Total real estate	4	$997	$996	$996	$—	$—

During the year ended December 31, 2020, the Company modified five loans with a recorded investment of $1,948,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity dates and requiring interest-only payments for a period of up to 12 months. A specific reserve of $51,300 was determined necessary for these loans as of December 31, 2020. Additionally, there was no immediate financial impact from the restructuring of these loans as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2020, six of the previously restructured loans with prior balances of $837,265 were paid off.

During the year ended December 31, 2019, the Company modified four loans with a recorded investment of $997,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity dates and requiring interest-only payments for a period of up to 12 months. Based upon the fair value of the collateral, a specific reserve was not determined necessary for these loans. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2019, three of the previously restructured loans with prior balances of $81,600 were paid off.

There was one commercial loan with an outstanding balance of $2.1 million considered a TDR for which a payment default occurred during the year ended December 31, 2020. During the year ended December 31, 2019, there were four loans with an outstanding balance of $690,000, consisting of commercial and real estate construction loans, considered TDRs for which a payment default occurred. The Company charged off approximately $552,000 for these loans. The Company defines a payment default as a payment received more than 90 days after its due date.

The Company had no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019, the Company had $7,182,000 and $5,789,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2020 and 2019, the Company had $3,172,000 and $4,458,000, respectively, of OREO secured by residential real estate properties.

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
The following table presents a summary of loans by credit quality indicator, other than pass or current, as of December 31, 2020 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$708	$—	$708
90+ days past due	—	—	—	—	—	—	256	—	256
Total consumer - credit cards	—	—	—	—	—	—	964	—	964
Consumer - other
Delinquency:
30-89 days past due	234	441	327	658	689	84	339	—	2,772
90+ days past due	79	58	25	80	40	12	8	—	302
Total consumer - other	313	499	352	738	729	96	347	—	3,074
Real estate - C&D
Risk rating:
5 internal grade	2,728	344	259	2,107	19	—	9,613	—	15,070
6 internal grade	294	2,069	404	449	342	320	17,914	14	21,806
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - C&D	3,022	2,413	663	2,556	361	320	27,527	14	36,876
Real estate - SF residential
Delinquency:
30-89 days past due	6,300	2,258	2,593	2,610	2,058	6,050	1,782	76	23,727
90+ days past due	557	1,853	2,735	2,582	832	3,852	1,928	—	14,339
Total real estate - SF residential	6,857	4,111	5,328	5,192	2,890	9,902	3,710	76	38,066
Real estate - other commercial
Risk rating:
5 internal grade	100,085	4,346	10,738	19,943	26,245	10,608	63,305	23,435	258,705
6 internal grade	66,737	9,418	24,380	14,067	3,744	11,158	52,182	39,486	221,172
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	166,822	13,764	35,118	34,010	29,989	21,766	115,487	62,921	479,877
Commercial
Risk rating:
5 internal grade	5,707	342	465	972	54	—	12,318	22,546	42,404
6 internal grade	23,227	4,495	1,586	730	276	334	53,682	7,522	91,852
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial	28,934	4,837	2,051	1,702	330	334	66,000	30,068	134,256
Commercial - agriculture
Risk rating:
5 internal grade	—	79	13	299	—	6	34	—	431
6 internal grade	86	101	64	47	12	10	68	75	463
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	86	180	77	346	12	16	102	75	894
Total	$206,034	$25,804	$43,589	$44,544	$34,311	$32,434	$214,137	$93,154	$694,007

The following table presents a summary of loans by credit risk rating as of December 31, 2019 segregated by class of loans.

(In thousands)	Risk Rate 1-4	Risk Rate 5	Risk Rate 6	Risk Rate 7	Risk Rate 8	Total
December 31, 2019
Consumer:
Credit cards	$204,161	$—	$641	$—	$—	$204,802
Other consumer	247,668	—	2,026	—	—	249,694
Total consumer	451,829	—	2,667	—	—	454,496
Real estate:
Construction and development	2,229,019	70	7,735	—	37	2,236,861
Single family residential	2,394,284	6,049	41,601	130	—	2,442,064
Other commercial	6,068,425	69,745	67,429	—	—	6,205,599
Total real estate	10,691,728	75,864	116,765	130	37	10,884,524
Commercial:
Commercial	2,384,263	26,713	84,317	43	180	2,495,516
Agricultural	309,741	41	5,672	—	—	315,454
Total commercial	2,694,004	26,754	89,989	43	180	2,810,970
Other	275,714	—	—	—	—	275,714
Total	$14,113,275	$102,618	$209,421	$173	$217	$14,425,704

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $70.0 million as of December 31, 2020, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
Construction and development	$1,539	$—	$—	$1,539
Single family residential	6,950	—	—	6,950
Other commercial real estate	—	40,703	5,741	46,444
Commercial	15,065	—	—	15,065
Total	$23,554	$40,703	$5,741	$69,998

The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2020, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	42,017	42,276	4,288	(6,093)	82,488
Charge-offs	(48,736)	(13,788)	(4,113)	(4,022)	(70,659)
Recoveries	3,216	905	1,014	1,465	6,600
Net charge-offs	(45,520)	(12,883)	(3,099)	(2,557)	(64,059)
Ending balance, December 31, 2020	$42,093	$182,868	$7,472	$5,617	$238,050

December 31, 2019
Beginning balance, January 1, 2019	$20,514	$29,838	$3,923	$2,419	$56,694
Provision for credit loss expense	24,434	12,714	3,692	2,400	43,240
Charge-offs	(23,352)	(3,892)	(4,585)	(5,007)	(36,836)
Recoveries	1,267	501	1,021	2,357	5,146
Net charge-offs	(22,085)	(3,391)	(3,564)	(2,650)	(31,690)
Ending balance, December 31, 2019	$22,863	$39,161	$4,051	$2,169	$68,244

December 31, 2018
Beginning balance, January 1, 2018	$7,007	$27,699	$3,784	$3,596	$42,086
Provision for credit loss expense	21,176	8,846	3,185	4,941	38,148
Charge-offs	(8,414)	(7,698)	(4,051)	(6,675)	(26,838)
Recoveries	745	991	1,005	557	3,298
Net charge-offs	(7,669)	(6,707)	(3,046)	(6,118)	(23,540)
Ending balance, December 31, 2018	$20,514	$29,838	$3,923	$2,419	$56,694

The primary driver for the provision for credit losses for the year ended December 31, 2020 was the continued uncertainty of a more prolonged recovery than initially anticipated to the economies that affect the loan portfolio as certain industries are being more adversely impacted by the COVID-19 pandemic, such as the restaurant, retail and hotel industries. Additionally, specific provisions were made for two energy credits that were previously identified as problem loans that were impacted by the sharp decline in commodity pricing. Four energy credits within the Commercial segment were charged off during the second quarter of 2020 for a total of $32.6 million. The provision for credit losses was partially offset due to a reduction in loan growth. The Company updated credit loss forecasts using multiple Moody’s economic scenarios published in December 2020. The baseline economic forecast was weighted 68% by the Company, while the downside scenario of S-2 was weighted 15% and the upside scenario of S-1 was weighted 17%. The weighting of the forecasts is characterized by, among others, market rates remaining low, the substantial decline of CRE prices, and the current national unemployment rate.
Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of December 31, 2020 and December 31, 2019 was $22.4 million and $8.4 million, respectively. The increase from December 31, 2019 was due to the adoption of CECL. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. For the year ended December 31, 2020, net adjustments to the reserve for unfunded commitments resulted in a benefit of $10.0 million and was included in provision for credit losses in the statement of income.

Provision for Credit Losses

Provision for credit losses is determined by the Company as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, securities and off-balance-sheet credit exposure after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments.

The components of provision for credit losses for the years ended December 31were as follows:

(In thousands)	2020	2019	2018
Provision for credit losses related to:
Loans	$82,488	$43,240	$38,148
Unfunded commitments	(10,000)	—	—
Securities - HTM	2,546	—	—
Securities - AFS	(61)	—	—
Total	$74,973	$43,240	$38,148

Provision for credit losses in 2019 and 2018 was calculated under the prior incurred loss accounting methodology. Furthermore, provision for credit losses related to unfunded commitments was previously reported as a component of other non-interest expense.

NOTE 6: RIGHT-OF-USE LEASE ASSETS AND LEASE LIABILITIES

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in other liabilities, at December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Right-of-use lease assets	$31,348	$40,675
Lease liabilities	$31,433	$40,854

Weighted average remaining lease term	6.55 years	8.37 years
Weighted average discount rate	3.09%	3.27%

Operating lease cost for the years ended December 31, 2020, 2019 and 2018 was $13,103,000, $13,560,000, and $13,378,000, respectively.

The Company’s remaining undiscounted minimum lease payments on operating leases as of December 31, 2020 are as follows:

Year	(In thousands)
2021	$9,192
2022	7,376
2023	5,256
2024	3,304
2025	2,299
Thereafter	8,000
Total undiscounted minimum lease payments	35,427
Less: Net present value adjustment	3,994
Lease liability included in other liabilities	$31,433

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at December 31, 2020 and December 31, 2019 were as follows:

(In thousands)	2020	2019
Right-of-use lease assets	$31,348	$40,675
Premises and equipment:
Land	90,953	99,931
Buildings and improvements	293,338	309,290
Furniture, fixtures and equipment	100,863	99,343
Software	64,877	56,012
Construction in progress	763	6,998
Accumulated depreciation and amortization	(140,450)	(119,865)
Total premises and equipment, net	$441,692	$492,384

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.08 billion at December 31, 2020 and $1.06 billion at December 31, 2019.

During 2019, the Company recorded $131.3 million and $78.5 million of goodwill as a result of its acquisitions of Landrum and Reliance, respectively. Goodwill increased $19.8 million during 2020 due to the continued assessment of the fair value and assumed tax position of the Landrum acquisition that was finalized during the third quarter of 2020.

Goodwill impairment was neither indicated nor recorded in 2020, 2019 or 2018. During the first quarter of 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment qualitative assessment during the first quarter and concluded no impairment existed. During the second quarter of 2020, the Company performed the annual goodwill impairment analysis and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill is not impaired. During the third and fourth quarters of 2020, the Company again performed a quantitative interim goodwill impairment assessment and concluded no impairment existed. While the goodwill impairment analysis indicated no impairment at December 31, 2020, the Company’s assessment depends on several assumptions which are dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019
Core deposit premiums:
Balance, beginning of year	$111,808	$79,807
Acquisitions(1)	—	42,695
Disposition of intangible asset(2)	(2,324)	—
Amortization	(12,121)	(10,694)
Balance, end of year	97,363	111,808
Books of business and other intangibles:
Balance, beginning of year	15,532	11,527
Acquisitions(3)	—	5,116
Disposition of intangible asset	(413)	—
Amortization	(1,372)	(1,111)
Balance, end of year	13,747	15,532
Total other intangible assets, net	$111,110	$127,340
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

The carrying basis and accumulated amortization of the Company’s other intangible assets at December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019
Core deposit premiums:
Gross carrying amount	$146,355	$148,679
Accumulated amortization	(48,992)	(36,871)
Core deposit premiums, net	97,363	111,808
Books of business and other intangibles:
Gross carrying amount	19,937	20,350
Accumulated amortization	(6,190)	(4,818)
Books of business and other intangibles, net	13,747	15,532
Total other intangible assets, net	$111,110	$127,340

Core deposit premium amortization expense recorded for the years ended December 31, 2020, 2019 and 2018 was $12.1 million, $10.7 million and $9.5 million, respectively. Amortization expense recorded for books of business and other intangibles was $1.4 million, $1.1 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s estimated remaining amortization expense on other intangible assets as of December 31, 2020 is as follows:

Year	(In thousands)
2021	$13,379
2022	13,327
2023	13,044
2024	12,141
2025	9,557
Thereafter	49,662
Total	$111,110

NOTE 9: TIME DEPOSITS

Time deposits included approximately $2.03 billion and $2.15 billion of certificates of deposit of $100,000 or more, at December 31, 2020 and 2019, respectively. Of this total approximately $889.8 million and $837.3 million of certificates of deposit were over $250,000 at December 31, 2020 and 2019, respectively.

Brokered time deposits were $512.3 million and $1.06 billion at December 31, 2020 and 2019, respectively. Maturities of all time deposits at December 31, 2020 are as follows:

Year	(In thousands)
2021	$2,426,751
2022	285,555
2023	98,663
2024	15,353
2025	5,851
Thereafter	154
Total	$2,832,327

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 10: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2020	2019	2018
Income taxes currently payable	$65,012	$29,354	$41,946
Deferred income taxes	(122)	34,911	8,412
Provision for income taxes	$64,890	$64,265	$50,358

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Deferred tax assets:
Loans acquired	$10,100	$20,783
Allowance for credit losses	58,028	16,732
Valuation of foreclosed assets	1,673	2,626
Tax NOLs from acquisition	16,028	18,118
Deferred compensation payable	3,060	2,750
Accrued equity and other compensation	5,905	6,677
Acquired securities	587	3,393
Right-of-use lease liability	7,835	10,221
Allowance for unfunded commitments	5,583	—
Other	7,600	7,886
Gross deferred tax assets	116,399	89,186
Deferred tax liabilities:
Goodwill and other intangible amortization	(38,882)	(41,221)
Accumulated depreciation	(34,667)	(36,554)
Right-of-use lease asset	(7,813)	(10,176)
Unrealized gain on available-for-sale securities	(17,521)	(3,720)
Other	(4,021)	(7,651)
Gross deferred tax liabilities	(102,904)	(99,322)
Net deferred tax asset (liability)	$13,495	$(10,136)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31:

(In thousands)	2020	2019	2018
Computed at the statutory rate	$67,143	$63,442	$55,875
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	6,402	5,860	5,015
Discrete items related to ASU 2016-09	375	(38)	(2,439)
Tax exempt interest income	(6,726)	(4,390)	(3,168)
Tax exempt earnings on BOLI	(1,214)	(852)	(869)
Federal tax credits	(2,177)	(939)	(3,003)
Other differences, net	1,087	1,182	(1,053)
Actual tax provision	$64,890	$64,265	$50,358

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

Income tax expense was lower during 2018 largely due to discrete tax benefits related to tax accounting for a cost segregation study, excess tax benefits related to restricted stock and a state tax deferred tax asset (“DTA”) adjustment. The purpose of the cost segregation study was to analyze the costs included in various projects and recognize the benefit of recording tax depreciation in the previous year when the federal rate was higher. The purpose of the state DTA adjustment was due to an analysis of projected state apportionment after certain acquisitions were merged into Simmons Bank.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $71.4 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company, of which $41.4 million is related to the Reliance acquisition that closed during second quarter of 2019. All of the acquired Reliance net operating losses are expected to be fully utilized by 2027, with the remaining acquired net operating loss carryforwards expected to be fully utilized by 2036.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2017 tax year and forward. The Company’s various state income tax returns are generally open from the 2017 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $248.9 million and $133.2 million at December 31, 2020 and 2019, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2020 and 2019 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2020
Repurchase agreements:
U.S. Government agencies	$248,861	$—	$—	$—	$248,861

December 31, 2019
Repurchase agreements:
U.S. Government agencies	$133,220	$—	$—	$—	$133,220

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2020 and 2019 consisted of the following components:

(In thousands)	2020	2019
Other Borrowings
FHLB advances, net of discount, due 2021 to 2035, 0.23% to 7.37%, secured by real estate loans	$1,308,674	$1,262,691
Other long-term debt	33,393	34,908
Total other borrowings	1,342,067	1,297,599

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,172	25,015
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,023	3,004
Other subordinated debentures, due 12/31/36, floating rate of prime rate minus 1.1%, reset quarterly	—	5,927
Unamortized debt issuance costs	(2,643)	(3,008)
Total subordinated notes and debentures	382,874	388,260
Total other borrowings and subordinated debt	$1,724,941	$1,685,859

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

The Company had total FHLB advances of $1.31 billion at December 31, 2020, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the year have original maturity dates of ten years to fifteen years with lockout periods that have expired. During the fourth quarter of 2020, the Company reclassified the FOTO advances as long-term advances due to the current low interest rate environment and the expectation that FHLB will not exercise the option to terminate the FOTO advances prior to its stated maturity date. The possibility of the FHLB exercising the options is continually analyzed by the Company along with the market expected rate outcome. At December 31, 2020, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $5.6 billion and the Company had approximately $2.7 billion of additional advances available from the FHLB. At December 31, 2020, the Company had no FHLB advances outstanding with original or expected maturities of one year or less.

The trust preferred securities are tax-advantaged issues that qualified for Tier 1 capital treatment until December 31, 2017, when the Company reached $15 billion in assets. They still qualify for inclusion as Tier 2 capital at December 31, 2020. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at December 31, 2020, are as follows:

Year	(In thousands)
2021	$2,812
2022	1,921
2023	1,758
2024	2,399
2025	4,948
Thereafter	1,711,103
Total	$1,724,941

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

During 2020, the Company repurchased 5,956,700 shares at an average price of $19.03 per share under the Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company repurchased 390,000 shares at an average price of $25.97 per share during 2019.

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2020 and 2019, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $6.5 million at December 31, 2020 and $20.1 million at December 31, 2019.

(In thousands)	2020	2019
Balance, beginning of year	$20,138	$66,391
New extensions of credit	4,022	2,503
Repayments	(17,624)	(48,756)
Balance, end of year	$6,536	$20,138

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

NOTE 15: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company offers a qualified 401(k) Plan in which the Company makes matching contributions to encourage employees to save money for their retirement. The 401(k) Plan covers substantially all employees. Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 100% of the first 3% of compensation and 50% of the next 2% of compensation for a total match of 4% of eligible pay for each participant who defers 5% or more of his or her eligible pay. Additionally, the Company may make profit-sharing contributions to the 401(k) Plan which are allocated among participants based upon 401(k) Plan compensation without regard to participant contributions. Contribution expense to the plan totaled $10,280,000, $13,021,000 and $10,769,000 in 2020, 2019 and 2018, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant. The charges to income for the plans were $2,716,000 for 2020, $2,294,000 for 2019 and $2,309,000 for 2018. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awards of restricted stock, restricted stock units, or performance stock units granted to directors, officers and other key employees.

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

Share and per share information regarding stock-based compensation plans has been adjusted to reflect the effects of the Company’s two-for-one stock split which became effective on February 8, 2018. The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2020, 2019 and 2018, and changes during the years then ended:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2017	812	$21.98	162	$20.85	828	$26.13
Granted	—	—	—	—	429	29.16
Stock options exercised	(112)	19.22	—	—	—	—
Stock awards/units vested (earned)	—	—	(80)	20.41	(311)	25.56
Forfeited/expired	(5)	21.73	(10)	20.12	(129)	27.95

Balance, December 31, 2018	695	22.42	72	21.45	817	27.65
Granted	—	—	—	—	842	26.05
Stock options exercised	(3)	12.79	—	—	—	—
Stock awards/units vested (earned)	—	—	(49)	20.72	(405)	26.75
Forfeited/expired	—	—	(2)	21.82	(102)	28.10

Balance, December 31, 2019	692	22.46	21	23.19	1,152	26.79
Granted	—	—	—	—	568	21.69
Stock options exercised	(1)	10.71	—	—	—	—
Stock awards/units vested (earned)	—	—	(16)	23.41	(550)	25.90
Forfeited/expired	(33)	22.49	—	—	(138)	26.12

Balance, December 31, 2020	658	$22.48	5	$22.35	1,032	$24.53

Exercisable, December 31, 2020	658	$22.48

The following table summarizes information about stock options under the plans outstanding at December 31, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	0.87	$9.46	1	$9.46
10.65	—	10.65	3	2.08	10.65	3	10.65
20.29	—	20.29	66	2.99	20.29	66	20.29
20.36	—	20.36	2	3.88	20.36	2	20.36
22.20	—	22.20	74	3.13	22.20	74	22.20
22.75	—	22.75	412	3.69	22.75	412	22.75
23.51	—	23.51	93	4.11	23.51	93	23.51
24.07	—	24.07	7	4.71	24.07	7	24.07

$9.46	—	$24.07	658	3.62	$22.48	658	$22.48

The table below summarizes the Company’s performance stock unit activity for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Performance Stock Units
Non-vested, December 31, 2017	177
Granted	72
Vested (earned)	(55)
Forfeited	(17)

Non-vested, December 31, 2018	177
Granted	118
Vested (earned)	(93)
Forfeited	(3)

Non-vested, December 31, 2019	199
Granted	122
Vested (earned)	(81)
Forfeited	(18)

Non-vested, December 31, 2020	222

Stock-based compensation expense was $13,197,000 in 2020, $12,921,000 in 2019 and $11,227,000 in 2018. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2020. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $15,524,000 at December 31, 2020. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2020 was $134,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.59 at December 31, 2020, and the exercise price multiplied by the number of options outstanding. There were 900 stock options exercised in 2020 with an intrinsic value of $10,000. There were 3,050 stock options exercised in 2019 with an intrinsic value of $43,000. There were 111,728 stock options exercised in 2018 with an intrinsic value of $561,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2020, 2019 and 2018.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2020	2019	2018
Interest paid	$123,995	$182,541	$122,801
Income taxes paid	47,777	51,999	25,718
Transfers of loans to foreclosed assets held for sale	10,712	4,760	16,858
Transfers of premises to foreclosed assets and other real estate owned	3,120	647	3,690
Transfers of premises to premises held for sale	11,200	—	—
Transfers of other real estate owned to premises held for sale	4,163	—	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	—	32,757	—
Transfers of held-to-maturity to available-for-sale securities	—	216,373	—
Transfers of loans to other assets held for sale	114,925	259,939	—
Transfers of deposits to other liabilities held for sale	213,025	159,853	—

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the year ended December 31, 2020 was $38.5 million and included the gain on sales related to the Texas Branch Sale and Colorado Branch Sale of $8.1 million. Other income for the years ended December 31, 2019 and 2018 was $62.0 million, that primarily consisted of the gain on sale of Visa Inc. class B common stock of $42.9 million, and $23.7 million, respectively.

Other operating expenses consisted of the following during the years ended December 31:

(In thousands)	2020	2019	2018
Professional services	$18,688	$16,897	$16,685
Postage	7,538	6,363	5,785
Telephone	8,833	7,685	5,947
Credit card expense	18,960	16,163	14,338
Marketing	19,396	16,499	8,410
Software and technology	39,724	25,146	15,558
Operating supplies	3,322	2,322	2,346
Amortization of intangibles	13,495	11,805	11,009
Branch right sizing expense	14,097	3,129	1,341
Other expense	29,907	32,843	30,156
Total other operating expenses	$173,960	$138,852	$111,575

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At December 31, 2020 and 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2020 and 2019.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale securities
U.S. Government agencies	$477,237	$—	$477,237	$—
Mortgage-backed securities	1,394,936	—	1,394,936	—
State and political subdivisions	1,470,723	—	1,470,723	—
Other securities	130,702	—	130,702	—
Mortgage loans held for sale	137,378	—	—	137,378
Derivative asset	35,846	—	35,846	—
Other liabilities held for sale	(154,620)	—	—	(154,620)
Derivative liability	(36,141)	—	(36,141)	—

December 31, 2019
Available-for-sale securities
U.S. Treasury	$449,729	$449,729	$—	$—
U.S. Government agencies	194,249	—	194,249	—
Mortgage-backed securities	1,742,945	—	1,742,945	—
State and political subdivisions	880,524	—	880,524	—
Other securities	20,896	—	20,896	—
Mortgage loans held for sale	58,102	—	—	58,102
Other assets held for sale	260,332	—	—	260,332
Derivative asset	14,903	—	14,903	—
Other liabilities held for sale	(159,853)	—	—	(159,853)
Derivative liability	(12,650)	—	(12,650)	—

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$66,209	$—	$—	$66,209
Foreclosed assets and other real estate owned (1)	17,074	—	—	17,074

December 31, 2019
Individually assessed loans (1) (2) (collateral-dependent)	$49,190	$—	$—	$49,190
Foreclosed assets and other real estate owned (1)	18,798	—	—	18,798
______________________
(1)    These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Identified reserves of $13,725,000 and $1,297,000 were related to collateral-dependent loans for which fair value re-measurements took place during the years ended December 31, 2020 and 2019, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets:
Cash and cash equivalents	$3,472,152	$3,472,152	$—	$—	$3,472,152
Interest bearing balances due from banks - time	1,579	—	1,579	—	1,579
Held-to-maturity securities	333,031	—	341,925	—	341,925
Interest receivable	72,597	—	72,597	—	72,597
Loans, net	12,662,847	—	—	12,736,991	12,736,991

Financial liabilities:
Non-interest bearing transaction accounts	4,482,091	—	4,482,091	—	4,482,091
Interest bearing transaction accounts and savings deposits	9,672,608	—	9,672,608	—	9,672,608
Time deposits	2,832,327	—	—	2,848,621	2,848,621
Federal funds purchased and securities sold under agreements to repurchase	299,111	—	299,111	—	299,111
Other borrowings	1,342,067	—	1,448,625	—	1,448,625
Subordinated notes and debentures	382,874	—	398,827	—	398,827
Interest payable	8,887	—	8,887	—	8,887

December 31, 2019
Financial assets:
Cash and cash equivalents	$996,623	$996,623	$—	$—	$996,623
Interest bearing balances due from banks - time	4,554	—	4,554	—	4,554
Held-to-maturity securities	40,927	—	41,855	—	41,855
Interest receivable	62,707	—	62,707	—	62,707
Loans, net	14,357,460	—	—	14,290,188	14,290,188

Financial liabilities:
Non-interest bearing transaction accounts	3,741,093	—	3,741,093	—	3,741,093
Interest bearing transaction accounts and savings deposits	9,090,878	—	9,090,878	—	9,090,878
Time deposits	3,276,969	—	—	3,270,333	3,270,333
Federal funds purchased and securities sold under agreements to repurchase	150,145	—	150,145	—	150,145
Other borrowings	1,297,599	—	1,298,011	—	1,298,011
Subordinated debentures	388,260	—	397,088	—	397,088
Interest payable	12,898	—	12,898	—	12,898

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

At December 31, 2020, the Company had outstanding commitments to extend credit aggregating approximately $671,488,000 and $2,355,953,000 for credit card commitments and other loan commitments, respectively. At December 31, 2019, the Company had outstanding commitments to extend credit aggregating approximately $634,788,000 and $3,991,931,000 for credit card commitments and other loan commitments, respectively.

As of December 31, 2020 and 2019, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $213,998,000 and $51,136,000 respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $49,029,000 and $71,074,000 at December 31, 2020 and 2019, respectively, with terms ranging from 9 months to 15 years. At December 31, 2020 and 2019, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $1,549,214,000 and $1,496,367,000 at December 31, 2020 and 2019, respectively, and they expire in less than one year from issuance.

At December 31, 2020, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 20: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, it is likely that banks will no longer be required to report information that is used to determine LIBOR, and certain LIBOR rates will no longer be published. As a result, LIBOR could be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The Company formed a LIBOR Transition Team in 2020 and has created standard LIBOR replacement language for new and modified loan notes and is not offering discontinued rates on new loans. The Company monitors the remaining loans with LIBOR rates monthly to ensure progress. The adoption of ASU 2020-04 has not had a material impact on the Company’s financial position or results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 did not have a material impact on the Company’s financial position or results of operations.

Fair Value Measurement Disclosures – In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), that eliminates, amends and adds disclosure requirements for fair value measurements. These amendments are part of FASB’s disclosure review project and they are expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The eliminated disclosure requirements include the 1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy of timing of transfers between levels of the fair value hierarchy; and 3) the valuation processes for Level 3 fair value measurements. Among other modifications, the amended disclosure requirements remove the term “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Under the new disclosure requirements, entities must disclose the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. ASU 2018-13 did not have a material impact on the Company’s fair value disclosures.

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

On March 27, 2020, the CARES Act was signed in to law by the President of the United States and allowed the option to temporarily defer or suspend the adoption of ASU 2016-13. During the deferral, a registrant would continue to use the incurred loss model for the allowance for loan and lease losses and would be in accordance with US GAAP. The Company has not elected to temporarily defer the adoption of ASU 2016-13 and adopted the new standard as of January 1, 2020. Upon adoption, the Company recorded an additional allowance for credit losses on loans of approximately $151.4 million and an adjustment to the reserve for unfunded commitments recorded in other liabilities of $24.0 million. The Company also recorded an additional allowance for credit losses on investment securities of $742,000. The impact at adoption was reflected as an adjustment to beginning retained earnings, net of income taxes, in the amount of $128.1 million.

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

In December 2018, the Federal Reserve, Office of the Comptroller of the Currency and FDIC (collectively, the “agencies”) issued a final rule revising regulatory capital rules in anticipation of the adoption of ASU 2016-13 that provided an option to phase in over a three year period on a straight line basis the day-one impact on earnings and Tier 1 capital (the “CECL Transition Provision”).

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

Cloud Computing Arrangements – In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”), that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company early adopted ASU 2018-15 in the first quarter 2019 and elected to apply the guidance prospectively to all software implementation costs incurred after the date of adoption. The applicable software implementation costs that have been capitalized subsequent to the adoption of ASU No. 2018-15 have not had a material impact on our financial position or results of operations.

Derivatives and Hedging: Targeted Improvements - In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), that changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in order to better align a company’s risk management activities and financial reporting for hedging relationships. In summary, this amendment 1) expands the types of transactions eligible for hedge accounting; 2) eliminates the separate measurement and presentation of hedge ineffectiveness; 3) simplifies the requirements around the assessment of hedge effectiveness; 4) provides companies more time to finalize hedge documentation; and 5) enhances presentation and disclosure requirements. The effective date was for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. All transition requirements and elections should be applied to existing hedging relationships on the date of adoption and the effects should be reflected as of the beginning of the fiscal year of adoption. As part of this new guidance, entities are allowed to designate as the hedged item, an amount that is not expected to be affected by prepayments, defaults or other events affecting the timing and amount of cash flows in a closed portfolio of prepayable financial instruments (this is referred to as the “last-of-layer” method). Under the last-of-layer method, entities are able to reclassify, only at the time of adoption, eligible callable debt securities from held-to-maturity to available-for-sale without tainting its intentions to hold future debt securities to maturity. The available-for-sale security must be reported at fair value and any unrealized gain or loss must be recorded as an adjustment to other comprehensive income upon adoption. The Company evaluated its held-to-maturity portfolio during the first quarter 2019 and identified certain municipal bonds with a fair value of $216.4 million that met the last-of-layer criteria under ASU 2017-12 and as a result, reclassified those to available-for-sale and recorded an unrealized gain of $2.5 million in accumulated other comprehensive income during the first quarter of 2019.

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), that eliminates Step 2 from the goodwill impairment test which required entities to compare the implied fair value of goodwill to its carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual impairment tests beginning in 2017. The Company early adopted ASU 2017-04 during the second quarter of 2019 to coincide with the Company’s formal impairment analysis. See Note 8, Goodwill and Other Intangible Assets, for additional information.

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

Recently Issued Accounting Standards

Income Taxes – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, iii) accounting for tax law changes and year-to-date losses in interim periods, and iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets for the years ended December 31, 2020 and 2019.

	2020		2019
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$408,881	$35,846	$401,969	$14,903
Derivative liabilities	417,941	36,141	387,075	12,650

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $43.5 million as of December 31, 2020.

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

The outstanding notional value as of December 31, 2020 for energy hedging Customer Sell to Company swaps were $14.8 million and the corresponding Company Sell to Dealer swaps were $14.8 million and the corresponding net fair value of the derivative asset and derivative liability was $536,000.

NOTE 22: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings incidental to the conduct of our business, including proceedings based on breach of contract claims, lender liability claims, and other ordinary-course claims, some of which seek substantial relief or damages.

On May 22, 2019, Danny Walkingstick and Whitnye Fort filed a putative class action complaint against Simmons Bank in the United States District Court for the Western District of Missouri. The operative complaint alleges that Simmons Bank improperly charges overdraft fees on transactions that did not actually overdraw customers’ accounts by utilizing the checking account’s “available balance” to assess overdraft fees instead of the “ledger balance.” Plaintiffs’ claims include breach of contract and unjust enrichment, and they seek to represent a proposed class of all Simmons Bank checking account customers who were assessed an overdraft fee on a transaction that purportedly did not overdraw the account. Plaintiffs seek unspecified damages, costs, attorneys’ fees, pre- and post-judgment interest, and other relief as the Court deems proper for themselves and the putative class. Simmons Bank denies the allegations and is vigorously defending the matter.

On January 14, 2020, Susanne Pace filed a putative class action complaint against Landmark Bank, to which Simmons Bank is a successor by merger, in the Circuit Court of Boone County, Missouri. The complaint alleges that Landmark Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserts a claim for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all Landmark Bank checking account customers from Missouri who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff seeks unspecified actual, statutory, and punitive damages as well as costs, attorneys’ fees, pre-judgment interest, an injunction, and other relief as the Court deems proper for herself and the putative class. Simmons Bank denies the allegations and is vigorously defending the matter.

On June 29, 2020, Shunda Wilkins, Diann Graham, and David Watson filed a putative class action complaint against Simmons Bank in the United States District Court for the Eastern District of Arkansas. The complaint alleges that Simmons Bank improperly charges multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserts claims for breach of contract and unjust enrichment. Plaintiffs seek to represent a proposed class of all Simmons Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiffs seek unspecified damages, costs, attorney’s fees, prejudgment interest, an injunction, and other relief as the Court deems proper for themselves and the purported class. Simmons Bank denies the allegations and is vigorously defending the matter.

We establish reserves for legal proceedings when potential losses become probable and can be reasonably estimated. While the ultimate resolution of any legal proceedings, including the matters described above, cannot be determined at this time, based on information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, either individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial condition, or cash flows. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any of these proceedings, which may be material to our results of operations for a given fiscal period.

NOTE 23: STOCKHOLDERS’ EQUITY

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At December 31, 2020, Simmons Bank had approximately $45.6 million available for payment of dividends to the Company, without prior regulatory approval.

The Company’s bank subsidiary is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The risk-based capital guidelines of the Federal Reserve Board include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under the Basel III Rules effective January 1, 2015, the criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, 10% “total risk-based capital” ratio; and a 6.5% “common equity Tier 1 (CET1)” ratio. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2020, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules and exceeded the fully phased in capital conservation buffer.

As of the most recent notification from regulatory agencies, the subsidiary bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

The Company’s and the subsidiary banks’ actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2020
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,356,982	16.8	$1,122,372	8.0	N/A
Simmons Bank	2,136,253	15.3	1,116,995	8.0	1,396,244	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,884,562	13.4	843,834	6.0	N/A
Simmons Bank	2,046,711	14.6	841,114	6.0	1,121,485	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,883,795	13.4	632,618	4.5	N/A
Simmons Bank	2,046,711	14.6	630,836	4.5	911,207	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,884,562	9.1	828,379	4.0	N/A
Simmons Bank	2,046,711	9.9	826,954	4.0	1,033,692	5.0

December 31, 2019
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,272,858	13.7	$1,327,216	8.0	N/A
Simmons Bank	1,852,880	12.9	1,149,073	8.0	1,436,341	10.0
Landmark Bank (1)	291,378	13.9	167,700	8.0	209,624	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,807,954	10.9	995,204	6.0	N/A
Simmons Bank	1,777,602	12.3	867,123	6.0	1,156,164	8.0
Landmark Bank (1)	290,016	13.8	126,094	6.0	168,125	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,807,187	10.9	746,086	4.5	N/A
Simmons Bank	1,777,602	12.3	650,342	4.5	939,383	6.5
Landmark Bank (1)	270,016	12.9	94,192	4.5	136,055	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,807,954	9.6	753,314	4.0	N/A
Simmons Bank	1,777,602	10.7	664,524	4.0	830,655	5.0
Landmark Bank (1)	290,016	8.8	131,825	4.0	164,782	5.0
______________________
(1)    Landmark Bank was merged into Simmons Bank on February 14, 2020.

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2020 and 2019

(In thousands)	2020	2019
ASSETS
Cash and cash equivalents	$172,083	$104,068
Investment securities	1,648	743
Investments in wholly-owned subsidiaries	3,165,791	3,269,224
Loans	471	657
Intangible assets, net	133	133
Premises and equipment	25,606	27,351
Other assets	56,257	31,738
TOTAL ASSETS	$3,421,989	$3,433,914

LIABILITIES
Long-term debt	$406,859	$413,760
Other liabilities	38,474	31,230
Total liabilities	445,333	444,990

STOCKHOLDERS’ EQUITY
Preferred stock	767	767
Common stock	1,081	1,136
Surplus	2,014,076	2,117,282
Undivided profits	901,006	848,848
Accumulated other comprehensive gain (loss):
Unrealized appreciation on available-for-sale securities, net of income taxes of $21,132 and $7,392 at December 31, 2020 and 2019 respectively	59,726	20,891
Total stockholders’ equity	2,976,656	2,988,924
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,421,989	$3,433,914

Condensed Statements of Income
Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
INCOME
Dividends from subsidiaries	$311,253	$67,893	$145,980
Other income	762	13,658	658
Income	312,015	81,551	146,638
EXPENSE	37,204	40,594	32,714
Income before income taxes and equity in undistributed net income of subsidiaries	274,811	40,957	113,924
Provision for income taxes	(9,438)	(5,680)	(10,732)

Income before equity in undistributed net income of subsidiaries	284,249	46,637	124,656
Equity in undistributed net income of subsidiaries	(29,345)	191,530	91,057

NET INCOME	254,904	238,167	215,713
Preferred stock dividends	52	339	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$254,852	$237,828	$215,713

Condensed Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
NET INCOME	$254,904	$238,167	$215,713

OTHER COMPREHENSIVE INCOME (LOSS)
Equity in other comprehensive income (loss) of subsidiaries	38,835	48,265	(10,110)

COMPREHENSIVE INCOME	$293,739	$286,432	$205,603

Condensed Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018

(In thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$254,904	$238,167	$215,713
Items not requiring (providing) cash
Stock-based compensation expense	13,197	12,921	9,725
Depreciation and amortization	1,796	1,637	880
Deferred income taxes	1,583	(3,632)	26
Equity in undistributed net income of bank subsidiaries	29,345	(191,530)	(91,057)

Changes in:
Other assets	(27,056)	3,299	1,524
Other liabilities	7,790	(2,648)	17,340
Net cash provided by operating activities	281,559	58,214	154,151

CASH FLOWS FROM INVESTING ACTIVITIES

Net collections of loans	186	117	219
Net (purchases of) proceeds from premises and equipment	(7)	(23,184)	3,342
(Advances to) repayment for subsidiaries	(15,363)	—	2,667
Proceeds from maturities of available-for-sale securities	—	2,544	152
Purchases of available-for-sale securities	—	(439)	(211)
Cash paid in business combinations	—	(36,811)	—
Other, net	185	29	(1,903)
Net cash (used in) provided by investing activities	(14,999)	(57,744)	4,266

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of subordinated notes	—	—	326,355
(Repayment ) issuance of long-term debt, net	(7,442)	2,000	(231,352)
(Cancellation) issuance of common stock, net	(3,131)	(1,077)	2,188
Stock repurchases	(113,327)	(10,128)	—
Dividends paid on preferred stock	(52)	(339)	—
Dividends paid on common stock	(74,593)	(63,921)	(55,646)
Preferred stock retirement	—	(42,000)	—
Net cash (used in) provided by financing activities	(198,545)	(115,465)	41,545

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,015	(114,995)	199,962

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	104,068	219,063	19,101

CASH AND CASH EQUIVALENTS, END OF YEAR	$172,083	$104,068	$219,063

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) was carried out as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s current disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls. Our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2020 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2021, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2021, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2021, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2021, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2021, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.  Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement by and between Simmons First National Corporation and Rogers Bancshares, Inc., dated as of September 10, 2013 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on September 17, 2013 (File No. 000-06253)).

2.2
Agreement and Plan of Merger, dated as of March 24, 2014, by and between Simmons First National Corporation and Delta Trust & Banking Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on July 23, 2014 (File No. 000-06253)).

2.3	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.4	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.5	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.11 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.12 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation filed on March 4, 2019 (File No. 333-229378)).

2.11	Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation Current Report on Form 8-K filed on July 31, 2019 (File No. 000-6253)).

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on October 29, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on November 1, 2019 (File No. 000-06253)).

3.2	As Amended By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on October 22, 2020 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-06253)).

10.1	Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 7, 2020 (File No. 000-06253)).^

10.2	Form of Associate Restricted Stock Unit Award Certificate and Terms and Conditions.*^

10.3	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions.*^

10.4	Form of Associate Cash Award Certificate and Terms and Conditions.*^

10.5	Form of Director Restricted Stock Unit Award Certificate and Terms and Conditions.*^

10.6	Deferred Compensation Agreement for Marty D. Casteel dated January 22, 2018 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253)).^

10.7
Deferred Compensation Agreement for George A. Makris, Jr. dated January 2, 2013 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-06253)).^

10.8
Amendment to Deferred Compensation Agreement for George A. Makris, Jr. dated January 25, 2018 (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253)).^

10.9
Amended and Restated Deferred Compensation Agreement for Robert A. Fehlman effective February 27, 2017 (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-06253)).^

10.10
Executive Severance Agreement for George A. Makris, Jr. dated February 11, 2016 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on February 11, 2016 (File No. 000-06253)).^

10.11
Executive Severance Agreement for Stephen C. Massanelli dated February 5, 2016 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on February 11, 2016 (File No. 000-06253)).^

10.12
Deferred Compensation Agreement for Marty D. Casteel dated January 25, 2010 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 29, 2010 (File No. 000-06253)).^

10.13
Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on March 2, 2006 (File No. 000-06253)).^

Exhibit No.	Description
10.14	First Amendment to Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March, 1, 2006 .*^

10.15	Second Amendment to Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March 1, 2006 .*^

10.16
Deferred Compensation Agreement for Jena Compton dated February 28, 2017 (incorporated by reference to Exhibit 10.11 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-06235)).^

10.17	Executive Severance Agreement for Jena Compton dated February 5, 2016 (incorporated by reference to Exhibit 10.12 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-06253)).^

10.18	Executive Severance Agreement for Paul Kanneman dated January 2, 2017 (incorporated by reference to Exhibit 10.13 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-06253)).^

10.19	Amended Executive Severance Agreement for David Garner dated April 30, 2014 (incorporated by reference to Exhibit 10.14 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-06253)).^

10.20
Executive Severance Agreement for George A. Makris III dated July 28, 2020 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-06253)).^

10.21	Executive Severance Agreement for John Barber dated July 24, 2020 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 000-06253)).^

10.22	Executive Severance Agreement for Matthew Reddin dated October 25, 2019.*^

10.23	Deferred Compensation Agreement for Matthew Reddin dated March 7, 2017.*^

10.24
Deferred Compensation Agreement for David Garner dated January 2, 2020 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 000-06253)).^

10.25	Branch Purchase and Assumption Agreement, dated as of December 20, 2019, by and between Spirit of Texas Bank, SSB and Simmons Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 23, 2019 (File No. 000-06253)).

10.26	Branch Purchase and Assumption Agreement, dated as of February 10, 2020, by and between First Western Trust Bank and Simmons Bank (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on February 10, 2020 (File No. 000-06253)).

14.1	Amended and Restated Simmons First National Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on July 28, 2020 (File No. 000-06253)).

14.2	Finance Group Code of Ethics, dated July 2003 (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-06253)).

21	Subsidiaries of the Registrant.*

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

Exhibit No.	Description
31.2	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). **
______________________________________________________________________________________________

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Makris, III	February 25, 2021
George Makris, III, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 25, 2021.

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

Director
Jerry M. Hunter

/s/ Susan S. Lanigan	Director
Susan S. Lanigan

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Tom Purvis	Director
Tom Purvis

Director
Robert L. Shoptaw

/s/ Russell Teubner	Director
Russell Teubner

/s/ Malynda K. West	Director
Malynda K. West