Form 10-Q
period 2021-03-31
SIMMONS FIRST NATIONAL CORP
filed 2021-05-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares outstanding of the Registrant’s Common Stock as of May 4, 2021, was 108,348,630.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2021

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2021 and December 31, 2020

	March 31,	December 31,
(In thousands, except share data)	2021	2020
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$227,713	$217,499
Interest bearing balances due from banks and federal funds sold	3,677,750	3,254,653
Cash and cash equivalents	3,905,463	3,472,152
Interest bearing balances due from banks - time	1,334	1,579
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,618 and $2,915 at March 31, 2021 and December 31, 2020, respectively	609,500	333,031
Available-for-sale, net of allowance for credit losses of $2,454 and $312 at March 31, 2021 and December 31, 2020, respectively (amortized cost of $4,582,052 and $3,397,043 at March 31, 2021 and December 31, 2020, respectively)	4,528,348	3,473,598
Total investments	5,137,848	3,806,629
Mortgage loans held for sale	63,655	137,378
Loans	12,195,873	12,900,897
Allowance for credit losses on loans	(235,116)	(238,050)
Net loans	11,960,757	12,662,847
Premises and equipment	427,540	441,692
Premises held for sale	13,613	15,008
Foreclosed assets and other real estate owned	11,168	18,393
Interest receivable	71,359	72,597
Bank owned life insurance	257,152	255,630
Goodwill	1,075,305	1,075,305
Other intangible assets	107,091	111,110
Other assets	315,832	289,432
Total assets	$23,348,117	$22,359,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$4,884,667	$4,482,091
Interest bearing transaction accounts and savings deposits	10,279,997	9,672,608
Time deposits	3,024,724	2,832,327
Total deposits	18,189,388	16,987,026
Federal funds purchased and securities sold under agreements to repurchase	323,053	299,111
Other borrowings	1,340,467	1,342,067
Subordinated debentures	383,008	382,874
Other liabilities held for sale	—	154,620
Accrued interest and other liabilities	181,426	217,398
Total liabilities	20,417,342	19,383,096

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at March 31, 2021 and December 31, 2020	767	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at March 31, 2021 and December 31, 2020; 108,345,732 and 108,077,662 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,083	1,081
Surplus	2,017,188	2,014,076
Undivided profits	948,913	901,006
Accumulated other comprehensive (loss) income	(37,176)	59,726
Total stockholders’ equity	2,930,775	2,976,656
Total liabilities and stockholders’ equity	$23,348,117	$22,359,752

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
	(Unaudited)
INTEREST INCOME
Loans, including fees	$146,424	$187,566
Interest bearing balances due from banks and federal funds sold	798	2,441
Investment securities	21,573	18,943
Mortgage loans held for sale	639	281
TOTAL INTEREST INCOME	169,434	209,231

INTEREST EXPENSE
Deposits	13,179	31,277
Federal funds purchased and securities sold under agreements to repurchase	245	759
Other borrowings	4,802	4,877
Subordinated notes and debentures	4,527	4,835
TOTAL INTEREST EXPENSE	22,753	41,748

NET INTEREST INCOME	146,681	167,483
Provision for credit losses	1,445	23,134

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	145,236	144,349

NON-INTEREST INCOME
Trust income	6,666	7,151
Service charges on deposit accounts	9,715	13,328
Other service charges and fees	1,922	1,588
Mortgage lending income	6,447	5,046
SBA lending income	240	296
Investment banking income	695	877
Debit and credit card fees	8,964	7,914
Bank owned life insurance income	1,523	1,298
Gain on sale of securities, net	5,471	32,095
Other income	10,260	12,801
TOTAL NON-INTEREST INCOME	51,903	82,394

NON-INTEREST EXPENSE
Salaries and employee benefits	60,340	67,924
Occupancy expense, net	9,300	9,510
Furniture and equipment expense	5,415	5,723
Other real estate and foreclosure expense	343	325
Deposit insurance	1,308	2,475
Merger related costs	233	1,068
Other operating expenses	38,417	41,788
TOTAL NON-INTEREST EXPENSE	115,356	128,813

INCOME BEFORE INCOME TAXES	81,783	97,930
Provision for income taxes	14,363	20,694

NET INCOME	67,420	77,236
Preferred stock dividends	13	13
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$67,407	$77,223
BASIC EARNINGS PER SHARE	$0.62	$0.68
DILUTED EARNINGS PER SHARE	$0.62	$0.68
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive (Loss) Income
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(In thousands)	2021	2020
	(Unaudited)
NET INCOME	$67,420	$77,236

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(125,717)	55,569
Less: Reclassification adjustment for realized gains included in net income	5,471	32,095
Other comprehensive (loss) income, before tax effect	(131,188)	23,474
Less: Tax effect of other comprehensive (loss) income	(34,286)	6,135

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(96,902)	17,339

COMPREHENSIVE (LOSS) INCOME	$(29,482)	$94,575

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020

(In thousands)	March 31, 2021	March 31, 2020
	(Unaudited)
OPERATING ACTIVITIES
Net income	$67,420	$77,236
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,323	11,843
Provision for credit losses	1,445	23,134
Gain on sale of investments	(5,471)	(32,095)
Net accretion of investment securities and assets	(12,018)	(14,975)
Net amortization on borrowings	134	136
Stock-based compensation expense	3,852	4,506
Gain on sale of premises held for sale	(177)	—
Gain on sale of foreclosed assets held for sale	(134)	(520)
Gain on sale of mortgage loans held for sale	(11,409)	(5,843)
Gain on sale of other intangibles	—	(301)
Gain on sale of banking operations	(5,300)	(5,889)
Deferred income taxes	3,227	(1,586)
Income from bank owned life insurance	(1,534)	(1,800)
Originations of mortgage loans held for sale	(298,914)	(182,550)
Proceeds from sale of mortgage loans held for sale	384,046	196,511
Changes in assets and liabilities:
Interest receivable	1,237	5,058
Other assets	(30,187)	1,325
Accrued interest and other liabilities	(20,733)	50,643
Income taxes payable	(12,055)	(21,221)
Net cash provided by operating activities	75,752	103,612

INVESTING ACTIVITIES
Net change in loans	705,540	(49,104)
Proceeds from sale of loans	1,847	—
Decrease in due from banks - time	245	245
Purchases of premises and equipment, net	(2,514)	(10,570)
Proceeds from sale of premises held for sale	1,572	—
Proceeds from sale of foreclosed assets held for sale	8,338	2,464
Proceeds from sale of available-for-sale securities	135,651	1,076,858
Proceeds from maturities of available-for-sale securities	185,636	1,255,991
Purchases of available-for-sale securities	(1,464,377)	(1,458,730)
Proceeds from maturities of held-to-maturity securities	4,426	3,561
Purchases of held-to-maturity securities	(280,043)	(16,997)
Proceeds from bank owned life insurance death benefits	573	763
Disposition of assets and liabilities held for sale	(134,166)	123,610
Net cash (used in) provided by investing activities	(837,272)	928,091

FINANCING ACTIVITIES
Net change in deposits	1,192,740	(503,567)
Dividends paid on preferred stock	(13)	(13)
Dividends paid on common stock	(19,500)	(19,077)
Net change in other borrowed funds	(1,600)	99,230
Net change in federal funds purchased and securities sold under agreements to repurchase	23,942	227,714
Net shares issued (cancelled) under stock compensation plans	1,172	(3,063)
Shares issued under employee stock purchase plan	1,170	956
Repurchases of common stock	(3,080)	(93,307)
Net cash provided by (used in) financing activities	1,194,831	(291,127)

INCREASE IN CASH AND CASH EQUIVALENTS	433,311	740,576
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,472,152	996,623

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,905,463	$1,737,199
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2021 and 2020

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended March 31, 2021
Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

Comprehensive (loss) income	—	—	—	(96,902)	67,420	(29,482)
Stock issued for employee stock purchase plan – 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net – 338,289 shares	—	2	5,022	—	—	5,024
Stock repurchases – 130,916 shares	—	(1)	(3,079)	—	—	(3,080)
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.18 per share	—	—	—	—	(19,500)	(19,500)

Balance, March 31, 2021 (Unaudited)	$767	$1,083	$2,017,188	$(37,176)	$948,913	$2,930,775

Three Months Ended March 31, 2020
Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	17,339	77,236	94,575
Stock issued for employee stock purchase plan – 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net – 216,385 shares	—	2	1,441	—	—	1,443
Stock repurchases – 4,922,336 shares	—	(49)	(93,258)	—	—	(93,307)
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.17 per share	—	—	—	—	(19,077)	(19,077)

Balance, March 31, 2020 (Unaudited)	$767	$1,090	$2,026,420	$38,230	$778,893	$2,845,400

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 198 financial centers as of March 31, 2021, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2020, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021.

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

Recently Adopted Accounting Standards

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, it is likely that banks will no longer be required to report information that is used to determine LIBOR, and certain LIBOR rates will no longer be published. As a result, LIBOR could be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The Company formed a LIBOR Transition Team in 2020 and has created standard LIBOR replacement language for new and modified loan notes and is not offering discontinued rates on new loans. The Company monitors the remaining loans with LIBOR rates monthly to ensure progress. The adoption of ASU 2020-04 has not had a material impact on the Company’s financial position or results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies that certain optional expedients and exceptions in Accounting Standard Codification (“ASC”) 848 for contract modifications and hedge accounting apply to derivatives that are affected by the changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”). ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 did not have a material impact on the Company’s financial position or results of operations.

Income Taxes – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), that removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 introduces the following new guidance: i) guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction and ii) a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. Additionally, ASU 2019-12 changes the following current guidance: i) making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations, ii) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, iii) accounting for tax law changes and year-to-date losses in interim periods, and iv) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s operations, financial position or disclosures.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed in to law by the President of the United States and allows the option to temporarily defer or suspend the adoption of ASU 2016-13. During the deferral, a registrant would continue to use the incurred loss model for the allowance for loan and lease losses and would be in accordance with US GAAP. The Company did not elect to temporarily defer the adoption of ASU 2016-13 and adopted the new standard as of January 1, 2020. Upon adoption, the Company recorded an additional allowance for credit losses on loans of approximately $151.4 million and an adjustment to the reserve for unfunded commitments recorded in other liabilities of $24.0 million. The Company also recorded an additional allowance for credit losses on investment securities of $742,000. The impact at adoption was reflected as an adjustment to beginning retained earnings, net of income taxes, in the amount of $128.1 million.

The significant impact to the Company’s allowance for credit losses at the date of adoption was driven by the substantial amount of loans acquired held by the Company. The Company had approximately one third of total loans categorized as acquired at the adoption date with very little reserve allocated to them due to the previous incurred loss impairment methodology. As such, the amount of the CECL adoption impact was greater on the Company when compared to a non-acquisitive bank of a similar size.

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

The Company used the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company increased the allowance for credit losses by approximately $5.4 million at adoption for the assets previously identified as PCI. In accordance with ASU 2016-13, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Recently Issued Accounting Standards

There have been no other significant changes to the Company’s accounting policies from the 2020 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

NOTE 2: INVESTMENT SECURITIES

Held-to-maturity securities (“HTM”), which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.

Available-for-sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity, further discussed below. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-Maturity

March 31, 2021
U.S. Government agencies	$77,396	$—	$77,396	$—	$(3,757)	$73,639
Mortgage-backed securities	47,988	—	47,988	476	(1,099)	47,365
State and political subdivisions	485,158	(1,042)	484,116	1,718	(9,188)	476,646
Other securities	576	(576)	—	44	—	44
Total HTM	$611,118	$(1,618)	$609,500	$2,238	$(14,044)	$597,694

December 31, 2020
Mortgage-backed securities	$22,354	$—	$22,354	$683	$—	$23,037
State and political subdivisions	312,416	(2,307)	310,109	8,148	(30)	318,227
Other securities	1,176	(608)	568	93	—	661
Total HTM	$335,946	$(2,915)	$333,031	$8,924	$(30)	$341,925

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

March 31, 2021
U.S. Treasury	$600	$—	$—	$—	$600
U.S. Government agencies	511,973	—	369	(24,663)	487,679
Mortgage-backed securities	2,156,121	—	12,917	(35,952)	2,133,086
State and political subdivisions	1,570,747	(64)	25,916	(24,689)	1,571,910
Other securities	342,611	(2,390)	3,343	(8,491)	335,073
Total AFS	$4,582,052	$(2,454)	$42,545	$(93,795)	$4,528,348

December 31, 2020
U.S. Government agencies	$477,693	$—	$844	$(1,300)	$477,237
Mortgage-backed securities	1,374,769	—	21,261	(1,094)	1,394,936
State and political subdivisions	1,416,136	(217)	55,111	(307)	1,470,723
Other securities	128,445	(95)	2,447	(95)	130,702
Total AFS	$3,397,043	$(312)	$79,663	$(2,796)	$3,473,598

Accrued interest receivable on HTM and AFS securities at March 31, 2021 was $3.4 million and $20.2 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of March 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$402,235	$(23,887)	$49,123	$(776)	$451,358	$(24,663)
Mortgage-backed securities	1,622,032	(35,949)	323	(3)	1,622,355	(35,952)
State and political subdivisions	299,613	(24,624)	90	(1)	299,703	(24,625)
Other securities	49,421	(6,101)	—	—	49,421	(6,101)
Total AFS	$2,373,301	$(90,561)	$49,536	$(780)	$2,422,837	$(91,341)

As of March 31, 2021, the Company’s investment portfolio included $4.5 billion of AFS securities, of which $2.4 billion, or 53.5%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s mortgage-backed securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

Allowance for Credit Losses

All mortgage-backed securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Accordingly, no allowance for credit losses has been recorded for these securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three months ended March 31, 2021 and 2020 on the Company’s HTM and AFS securities portfolios.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2021
Held-to-Maturity
Beginning balance, January 1, 2021	$2,307	$608	$2,915
Provision for credit loss expense	(1,265)	568	(697)
Securities charged-off	—	(600)	(600)
Ending balance, March 31, 2021	$1,042	$576	$1,618

Available-for-sale
Beginning balance, January 1, 2021	$217	$95	$312
Credit losses on securities not previously recorded	61	2,237	2,298
Reduction due to sales	—	(11)	(11)
Net decrease in allowance on previously impaired securities	(214)	69	(145)
Ending balance, March 31, 2021	$64	$2,390	$2,454

Three Months Ended March 31, 2020
Held-to-Maturity
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	39	1	40
Ending balance, March 31, 2020	$97	$312	$409

Available-for-sale
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	44	174	218
Net decrease in allowance on previously impaired securities	(322)	—	(322)
Ending balance, March 31, 2020	$95	$174	$269

The provision for credit losses related to AFS securities was $2,142,000 during the three months ended March 31, 2021. During the three months ended March 31, 2020, the provision for credit losses related to AFS securities was a benefit to expense of $104,000.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2021:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$49,354	$17,894	$—	$67,248	$—
Aa/AA	176,578	74,570	—	251,148	—
A	19,516	6,445	—	25,961	—
Not Rated	95,729	45,072	—	140,801	576
Total	$341,177	$143,981	$—	$485,158	$576

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

Income earned on securities for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Taxable:
Held-to-maturity	$513	$171
Available-for-sale	9,607	12,581

Non-taxable:
Held-to-maturity	2,004	72
Available-for-sale	9,449	6,119
Total	$21,573	$18,943

The amortized cost and estimated fair value by maturity of securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$7,034	$7,117	$11,951	$12,000
After one through five years	8,931	9,317	28,425	28,755
After five through ten years	5,695	4,556	373,751	370,817
After ten years	541,470	529,339	2,010,880	1,982,767
Securities not due on a single maturity date	47,988	47,365	2,156,121	2,133,086
Other securities (no maturity)	—	—	924	923
Total	$611,118	$597,694	$4,582,052	$4,528,348

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.81 billion at March 31, 2021 and $2.01 billion at December 31, 2020.

There were approximately $5.5 million of gross realized gains and $13,000 of gross realized losses from the sale of securities during the three months ended March 31, 2021. The Company sold approximately $135.7 million of investment securities during the three months ended March 31, 2021. There were approximately $32.1 million of gross realized gains and $2,080 of gross realized losses from the sale of securities during the three months ended March 31, 2020. During the first quarter of 2020, the Company sold approximately $1.1 billion of investment securities to create additional liquidity. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2021 and 2020.

NOTE 3: OTHER LIABILITIES HELD FOR SALE

Illinois Branch Sale

On November 30, 2020, the Company’s subsidiary bank, Simmons Bank, entered into a Branch Purchase and Assumption Agreement (the “Citizens Equity Agreement”) with Citizens Equity First Credit Union (“CEFCU”).

On March 12, 2021, CEFCU completed its purchase of certain assets and assumption of certain liabilities (“Illinois Branch Sale”) associated with four Simmons Bank locations in the Metro East area of Southern Illinois, near St. Louis (collectively, the “Illinois Branches”). Pursuant to the terms of the Citizens Equity Agreement, CEFCU assumed certain deposit liabilities and acquired certain loans, as well as cash, personal property and other fixed assets associated with the Illinois Branches.

The Company recognized a gain on sale of $5.3 million related to the Illinois Branches in the three month period ended March 31, 2021.

As of March 31, 2021, there were no outstanding other liabilities held for sale.

NOTE 4: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2021, the Company’s loan portfolio was $12.20 billion, compared to $12.90 billion at December 31, 2020. The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$175,458	$188,845
Other consumer	172,965	202,379
Total consumer	348,423	391,224
Real Estate:
Construction and development	1,451,841	1,596,255
Single family residential	1,730,056	1,880,673
Other commercial	5,638,010	5,746,863
Total real estate	8,819,907	9,223,791
Commercial:
Commercial	2,444,700	2,574,386
Agricultural	155,921	175,905
Total commercial	2,600,621	2,750,291
Other	426,922	535,591
Total loans	$12,195,873	$12,900,897

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $51.4 million and $57.3 million at March 31, 2021 and December 31, 2020, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $47.8 million and $54.4 million at March 31, 2021 and December 31, 2020, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the CARES Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of March 31, 2021 and December 31, 2020, the total outstanding balance of PPP loans was $797.6 million and $904.7 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$397	$301
Other consumer	916	1,219
Total consumer	1,313	1,520
Real estate:
Construction and development	2,296	3,625
Single family residential	24,395	28,062
Other commercial	42,211	24,155
Total real estate	68,902	55,842
Commercial:
Commercial	44,159	65,244
Agricultural	482	273
Total commercial	44,641	65,517
Total	$114,856	$122,879

As of March 31, 2021 and December 31, 2020, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $18.8 million and $16.8 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2021
Consumer:
Credit cards	$786	$453	$1,239	$174,219	$175,458	$336
Other consumer	1,221	329	1,550	171,415	172,965	85
Total consumer	2,007	782	2,789	345,634	348,423	421
Real estate:
Construction and development	3,296	1,579	4,875	1,446,966	1,451,841	3
Single family residential	17,836	10,806	28,642	1,701,414	1,730,056	21
Other commercial	20,633	8,792	29,425	5,608,585	5,638,010	14
Total real estate	41,765	21,177	62,942	8,756,965	8,819,907	38
Commercial:
Commercial	5,572	6,245	11,817	2,432,883	2,444,700	170
Agricultural	320	412	732	155,189	155,921	6
Total commercial	5,892	6,657	12,549	2,588,072	2,600,621	176
Other	23	—	23	426,899	426,922	—
Total	$49,687	$28,616	$78,303	$12,117,570	$12,195,873	$635

December 31, 2020
Consumer:
Credit cards	$708	$256	$964	$187,881	$188,845	$256
Other consumer	2,771	302	3,073	199,306	202,379	13
Total consumer	3,479	558	4,037	387,187	391,224	269
Real estate:
Construction and development	1,375	3,089	4,464	1,591,791	1,596,255	—
Single family residential	23,726	14,339	38,065	1,842,608	1,880,673	253
Other commercial	2,660	9,586	12,246	5,734,617	5,746,863	—
Total real estate	27,761	27,014	54,775	9,169,016	9,223,791	253
Commercial:
Commercial	7,514	7,429	14,943	2,559,443	2,574,386	56
Agricultural	226	187	413	175,492	175,905	—
Total commercial	7,740	7,616	15,356	2,734,935	2,750,291	56
Other	92	—	92	535,499	535,591	—
Total	$39,072	$35,188	$74,260	$12,826,637	$12,900,897	$578

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. In March 2020, the federal financial institution regulatory agencies issued an interagency statement encouraging financial institutions to work constructively with borrowers affected by COVID-19 and provided information regarding loan modifications. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended in late fourth quarter of 2020 to extend COVID-19 relief related to loan modifications from the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. During 2020 and the first quarter of 2021, the Company processed over 3,700 COVID-19 loan modifications in excess of $3.0 billion. As of March 31, 2021, the Company had the following loan modifications due to COVID-19 outstanding categorized by industry:

(Dollars in thousands)	Number	Balance
Assisted living	1	$17,310
Transportation	5	783
Consumer	37	3,776
Hotel	17	152,864
Food service	3	2,683
All other	16	31,029
Total	79	$208,445

Deferred interest on the above loans totaled $5.9 million as of March 31, 2021. The interest will be collected at the end of the note or once regular payments are resumed. As of March 31, 2021, over 3,300 loans totaling approximately $2.6 billion that had previously been modified under the CARES Act had returned to regular payment terms in addition to those that have paid off.

TDRs are individually evaluated for expected credit losses. The Company assesses the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determines if a specific allowance for credit losses is needed.

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
March 31, 2021
Real estate:
Single-family residential	31	$3,133	15	$1,991	46	$5,124
Other commercial	1	48	1	8	2	56
Total real estate	32	3,181	16	1,999	48	5,180
Commercial:
Commercial	3	624	3	1,479	6	2,103
Total commercial	3	624	3	1,479	6	2,103
Total	35	$3,805	19	$3,478	54	$7,283

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2020
Real estate:
Single-family residential	28	$2,463	18	$2,736	46	$5,199
Other commercial	1	49	1	12	2	61
Total real estate	29	2,512	19	2,748	48	5,260
Commercial:
Commercial	3	626	3	1,627	6	2,253
Total commercial	3	626	3	1,627	6	2,253
Total	32	$3,138	22	$4,375	54	$7,513

There were no loans restructured as TDRs during the three month periods ended March 31, 2021 or 2020.

Additionally, there were no loans considered TDRs for which a payment default occurred during the three months ended March 31, 2021 or 2020. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the three month periods ended March 31, 2021 or 2020. At March 31, 2021 and December 31, 2020, the Company had $5,838,000 and $7,182,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2021 and December 31, 2020, the Company had $1,995,000 and $3,172,000, respectively, of OREO secured by residential real estate properties.

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

The following tables present a summary of loans by credit quality indicator, other than pass or current, as of March 31, 2021 and December 31, 2020 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021 (YTD)	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
March 31, 2021
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$786	$—	$786
90+ days past due	—	—	—	—	—	—	453	—	453
Total consumer - credit cards	—	—	—	—	—	—	1,239	—	1,239
Consumer - other
Delinquency:
30-89 days past due	—	258	142	78	237	421	85	—	1,221
90+ days past due	—	19	76	36	57	137	4	—	329
Total consumer - other	—	277	218	114	294	558	89	—	1,550
Real estate - C&D
Risk rating:
5 internal grade	—	2,664	1,699	—	—	16	13,042	—	17,421
6 internal grade	93	2,449	580	387	244	460	8,386	1,955	14,554
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - C&D	93	5,113	2,279	387	244	476	21,428	1,955	31,975
Real estate - SF residential
Delinquency:
30-89 days past due	717	1,906	1,730	3,660	2,229	6,766	828	—	17,836
90+ days past due	—	1,166	628	2,069	2,006	4,311	626	—	10,806
Total real estate - SF residential	717	3,072	2,358	5,729	4,235	11,077	1,454	—	28,642
Real estate - other commercial
Risk rating:
5 internal grade	66,468	121,611	1,463	965	13,348	32,957	89,957	7,293	334,062
6 internal grade	5,944	93,796	3,256	3,686	5,059	9,707	59,872	32,859	214,179
7 internal grade	—	—	—	—	1	—	—	1	2
Total real estate - other commercial	72,412	215,407	4,719	4,651	18,408	42,664	149,829	40,153	548,243
Commercial
Risk rating:
5 internal grade	124	3,274	202	67	8	29	5,883	18,954	28,541
6 internal grade	2,027	25,259	2,763	1,430	539	535	59,475	6,924	98,952
7 internal grade	—	3	—	5	2	—	—	1	11
Total commercial	2,151	28,536	2,965	1,502	549	564	65,358	25,879	127,504
Commercial - agriculture
Risk rating:
5 internal grade	35	—	6	12	17	—	63	—	133
6 internal grade	58	57	79	279	68	17	105	73	736
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	93	57	85	291	85	17	168	73	869
Other
Delinquency:
30-89 days past due	—	—	—	—	—	23	—	—	23
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	—	—	—	—	—	23	—	—	23
Total	$75,466	$252,462	$12,624	$12,674	$23,815	$55,379	$239,565	$68,060	$740,045

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
December 31, 2020
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$708	$—	$708
90+ days past due	—	—	—	—	—	—	256	—	256
Total consumer - credit cards	—	—	—	—	—	—	964	—	964
Consumer - other
Delinquency:
30-89 days past due	234	441	327	658	689	84	339	—	2,772
90+ days past due	79	58	25	80	40	12	8	—	302
Total consumer - other	313	499	352	738	729	96	347	—	3,074
Real estate - C&D
Risk rating:
5 internal grade	2,728	344	259	2,107	19	—	9,613	—	15,070
6 internal grade	294	2,069	404	449	342	320	17,914	14	21,806
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - C&D	3,022	2,413	663	2,556	361	320	27,527	14	36,876
Real estate - SF residential
Delinquency:
30-89 days past due	6,300	2,258	2,593	2,610	2,058	6,050	1,782	76	23,727
90+ days past due	557	1,853	2,735	2,582	832	3,852	1,928	—	14,339
Total real estate - SF residential	6,857	4,111	5,328	5,192	2,890	9,902	3,710	76	38,066
Real estate - other commercial
Risk rating:
5 internal grade	100,085	4,346	10,738	19,943	26,245	10,608	63,305	23,435	258,705
6 internal grade	66,737	9,418	24,380	14,067	3,744	11,158	52,182	39,486	221,172
7 internal grade	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	166,822	13,764	35,118	34,010	29,989	21,766	115,487	62,921	479,877
Commercial
Risk rating:
5 internal grade	5,707	342	465	972	54	—	12,318	22,546	42,404
6 internal grade	23,227	4,495	1,586	730	276	334	53,682	7,522	91,852
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial	28,934	4,837	2,051	1,702	330	334	66,000	30,068	134,256
Commercial - agriculture
Risk rating:
5 internal grade	—	79	13	299	—	6	34	—	431
6 internal grade	86	101	64	47	12	10	68	75	463
7 internal grade	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	86	180	77	346	12	16	102	75	894
Total	$206,034	$25,804	$43,589	$44,544	$34,311	$32,434	$214,137	$93,154	$694,007

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

The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:

•Changes in asset quality - Adjustments related to trending credit quality metrics including delinquency, non-performing loans, charge-offs, and risk ratings that may not be fully accounted for in the reserve factor.
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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $68.8 million as of March 31, 2021, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
Construction and development	$1,837	$—	$—	$1,837
Single family residential	5,086	—	—	5,086
Other commercial real estate	18,414	—	—	18,414
Commercial	—	39,827	3,624	43,451
Total	$25,337	$39,827	$3,624	$68,788

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Provision for credit loss expense	(6,940)	14,242	(4,587)	(2,715)	—
Charge-offs	(830)	(1,687)	(1,003)	(731)	(4,251)
Recoveries	310	403	290	314	1,317
Net charge-offs	(520)	(1,284)	(713)	(417)	(2,934)
Ending balance, March 31, 2021	$34,633	$195,826	$2,172	$2,485	$235,116

Activity in the allowance for credit losses for the three months ended March 31, 2020 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	30,907	(12,158)	2,750	4,698	26,197
Charge-offs	(523)	(396)	(1,441)	(1,379)	(3,739)
Recoveries	347	101	225	443	1,116
Net charge-offs	(176)	(295)	(1,216)	(936)	(2,623)
Ending balance, March 31, 2020	$76,327	$141,022	$7,817	$18,029	$243,195

As of March 31, 2021, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. As a result, additional provision expense was not recorded for the three months ended March 31, 2021, however the Company reallocated certain amounts of the allowance for credit losses among loan categories for the same period.

A change in forecast methodology, as well as the composition of the loans, resulted in a negative provision in the real estate C&D loan segment during the first quarter of 2020. Under the economic conditions during that time, the Company’s forecast of expected losses in the C&D segment no longer produced a forecast that was considered reasonable and supportable. As such, management adjusted the forecast methodology of this segment to better align with management’s expectation of loss under the modeled economic conditions. The other categories saw increases in the provision related to increased concern over the economic stresses related to COVID-19, as well as increased specific provisions of $22.0 million for two energy credits, that were previously identified as problem loans, both of which experienced further deterioration during the first quarter of 2020 and were negatively impacted by the sharp decline in commodity pricing.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of March 31, 2021 and December 31, 2020 was $22.4 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the first quarter of 2021 as it was considered sufficient to cover any loss expectations. For the three month period ended March 31, 2020, net adjustments to the reserve for unfunded commitments resulted in a benefit of $3.0 million and was included in the provision for credit losses in the statement of income.

Provision for Credit Losses

Provision for credit losses is determined by the Company as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, securities and off-balance-sheet credit exposure after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments.

The components of the provision for credit losses for the three month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Provision for credit losses related to:
Loans	$—	$26,198
Unfunded commitments	—	(3,000)
Securities - HTM	(697)	40
Securities - AFS	2,142	(104)
Total	$1,445	$23,134

NOTE 5: RIGHT-OF-USE LEASE ASSETS AND LEASE LIABILITIES

The Company accounts for its leases in accordance with ASC Topic 842, Leases, which requires recognition of most leases, including operating leases, with a term greater than 12 months on the balance sheet. At lease commencement, the lease contract is reviewed to determine whether the contract is a finance lease or an operating lease; a lease liability is recognized on a discounted basis, related to the Company’s obligation to make lease payments; and a right-of-use asset is also recognized related to the Company’s right to use, or control the use of, a specified asset for the lease term. The Company accounts for lease and non-lease components (such as taxes, insurance and common area maintenance costs) separately as such amounts are generally readily determinable under the lease contracts. Lease payments over the expected term are discounted using the Company’s Federal Home Loan Bank (“FHLB”) advance rates for borrowings of similar term. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of March 31, 2021 and December 31, 2020 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Right-of-use lease assets	$27,835	$31,348
Lease liabilities	27,897	31,433

Weighted average remaining lease term	7.25 years	6.55 years
Weighted average discount rate	2.89%	3.09%

Operating lease cost for the three month periods ended March 31, 2021 and 2020 was $2.8 million and $3.2 million, respectively.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Right-of-use lease assets	$27,835	$31,348
Premises and equipment:
Land	89,950	90,953
Buildings and improvements	289,701	293,338
Furniture, fixtures and equipment	100,889	100,863
Software	65,136	64,877
Construction in progress	2,515	763
Accumulated depreciation and amortization	(148,486)	(140,450)
Total premises and equipment, net	$427,540	$441,692

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.1 billion at March 31, 2021 and December 31, 2020.

Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2021 or the year ended December 31, 2020. During the first quarter of 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment assessment during each quarter of 2020 and concluded no impairment existed during each period. While the goodwill impairment analyses indicated no impairment during 2020, the Company’s assessment depended on several assumptions which were dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future. Due to the improved market and economic conditions, and the related effects on the Company’s share price, the Company did not perform an interim goodwill impairment assessment during the first quarter of 2021.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Core deposit premiums:
Balance, beginning of year	$97,363	$111,808
Disposition of intangible asset(1)	(674)	(2,324)
Amortization	(3,001)	(12,121)
Balance, end of period	93,688	97,363
Books of business and other intangibles:
Balance, beginning of year	13,747	15,532
Disposition of intangible asset	—	(413)
Amortization	(344)	(1,372)
Balance, end of period	13,403	13,747
Total other intangible assets, net	$107,091	$111,110
_________________________
(1)    Adjustments recorded for the premiums on certain deposit liabilities associated with the sale of banking operations.

The carrying basis and accumulated amortization of the Company’s other intangible assets at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Core deposit premiums:
Gross carrying amount	$144,202	$146,355
Accumulated amortization	(50,514)	(48,992)
Core deposit premiums, net	93,688	97,363
Books of business and other intangibles:
Gross carrying amount	19,937	19,937
Accumulated amortization	(6,534)	(6,190)
Books of business and other intangibles, net	13,403	13,747
Total other intangible assets, net	$107,091	$111,110

The Company’s estimated remaining amortization expense on other intangible assets as of March 31, 2021 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2021	$9,995
	2022	13,275
	2023	12,992
	2024	12,090
	2025	9,505
	Thereafter	49,234
	Total	$107,091

NOTE 8: TIME DEPOSITS

Time deposits included approximately $2.26 billion and $2.03 billion of certificates of deposit of $100,000 or more, at March 31, 2021, and December 31, 2020, respectively. Of this total approximately $1.1 billion and $889.8 million of certificates of deposit were over $250,000 at March 31, 2021 and December 31, 2020, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Income taxes currently payable	$11,136	$22,280
Deferred income taxes	3,227	(1,586)
Provision for income taxes	$14,363	$20,694

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Loans acquired	$8,465	$10,100
Allowance for credit losses	57,030	58,028
Valuation of foreclosed assets	1,673	1,673
Tax NOLs from acquisition	15,435	16,028
Deferred compensation payable	3,172	3,060
Accrued equity and other compensation	4,314	5,905
Acquired securities	539	587
Right-of-use lease liability	6,953	7,835
Unrealized loss on AFS securities	13,694	—
Allowance for unfunded commitments	5,583	5,583
Other	8,500	7,600
Gross deferred tax assets	125,358	116,399
Deferred tax liabilities:
Goodwill and other intangible amortization	(38,312)	(38,882)
Accumulated depreciation	(34,166)	(34,667)
Right-of-use lease asset	(6,938)	(7,813)
Unrealized gain on AFS securities	—	(17,521)
Other	(4,458)	(4,021)
Gross deferred tax liabilities	(83,874)	(102,904)

Net deferred tax asset	$41,484	$13,495

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Computed at the statutory rate (21%)	$17,172	$20,560
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,890	2,063
Stock-based compensation	103	26
Tax exempt interest income	(2,510)	(1,421)
Tax exempt earnings on BOLI	(241)	(319)
Federal tax credits	(590)	(1,034)
Other differences, net	(1,461)	819
Actual tax provision	$14,363	$20,694

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $68.3 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $257.8 million and $248.9 million at March 31, 2021 and December 31, 2020, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2021
Repurchase agreements:
U.S. Government agencies	$257,803	$—	$—	$—	$257,803

December 31, 2020
Repurchase agreements:
U.S. Government agencies	$248,861	$—	$—	$—	$248,861

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2021 and December 31, 2020 consisted of the following components:

	March 31,	December 31,
(In thousands)	2021	2020
Other Borrowings
FHLB advances, net of discount, due 2021 to 2035, 0.23% to 7.37% secured by real estate loans	$1,307,460	$1,308,674
Other long-term debt	33,007	33,393
Total other borrowings	1,340,467	1,342,067

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,211	25,172
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,027	3,023
Unamortized debt issuance costs	(2,552)	(2,643)
Total subordinated notes and debentures	383,008	382,874
Total other borrowings and subordinated debt	$1,723,475	$1,724,941

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

The Company had total FHLB advances of $1.31 billion at March 31, 2021, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at March 31, 2021 have original maturity dates of ten years to fifteen years with lockout periods that have expired. The Company expects the FHLB’s option to terminate the FOTO advances prior to stated maturity dates will not be exercised due to the current low interest rate environment. The possibility of the FHLB exercising the options is continually analyzed by the Company along with the market expected rate outcome. At March 31, 2021, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $5.3 billion and the Company had approximately $2.8 billion of additional advances available from the FHLB.

The trust preferred securities are tax-advantaged issues that qualify for inclusion as Tier 2 capital at March 31, 2021. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at March 31, 2021, are as follows:

Year	(In thousands)
Remainder of 2021	$2,064
2022	1,727
2023	1,686
2024	2,327
2025	4,876
Thereafter	1,710,795
Total	$1,723,475

NOTE 12: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings incidental to the conduct of our business, including proceedings based on breach of contract claims, lender liability claims, and other ordinary-course claims, some of which seek substantial relief or damages.

On May 22, 2019, Danny Walkingstick and Whitnye Fort filed a putative class action complaint against Simmons Bank in the United States District Court for the Western District of Missouri. The operative complaint alleges that Simmons Bank improperly charges overdraft fees on transactions that did not actually overdraw customers’ accounts by utilizing the checking account’s “available balance” to assess overdraft fees instead of the “ledger balance.” Plaintiffs’ claims include breach of contract and unjust enrichment, and they seek to represent a proposed class of all Simmons Bank checking account customers who were assessed an overdraft fee on a transaction that purportedly did not overdraw the account. Plaintiffs seek unspecified damages, costs, attorneys’ fees, pre- and post-judgment interest, and other relief as the Court deems proper for themselves and the putative class. Simmons Bank denies the allegations but has reached a settlement in principle with the plaintiffs to resolve this matter, subject to the preparation and execution of a mutually acceptable settlement agreement and release, as well as the court’s approval. The settlement is not expected to have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

On January 14, 2020, Susanne Pace filed a putative class action complaint against Landmark Bank, to which Simmons Bank is a successor by merger, in the Circuit Court of Boone County, Missouri. The complaint alleges that Landmark Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserts a claim for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all Landmark Bank checking account customers from Missouri who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff seeks unspecified actual, statutory, and punitive damages as well as costs, attorneys’ fees, prejudgment interest, an injunction, and other relief as the Court deems proper for herself and the putative class. Simmons Bank denies the allegations and is vigorously defending the matter.

On June 29, 2020, Shunda Wilkins, Diann Graham, and David Watson filed a putative class action complaint against Simmons Bank in the United States District Court for the Eastern District of Arkansas. The complaint alleges that Simmons Bank improperly charges multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserts claims for breach of contract and unjust enrichment. Plaintiffs seek to represent a proposed class of all Simmons Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiffs seek unspecified damages, costs, attorney’s fees, pre-judgment interest, an injunction, and other relief as the Court deems proper for themselves and the purported class. Simmons Bank denies the allegations and is vigorously defending the matter.

We establish reserves for legal proceedings when potential losses become probable and can be reasonably estimated. While the ultimate resolution (including amounts thereof) of any legal proceedings, including the matters described above, cannot be determined at this time, based on information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, consolidated results of operations, financial condition, or cash flows. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any of these proceedings, which may be material to our results of operations for a given fiscal period.

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

On October 22, 2019, the Company announced a new stock repurchase program (“Program”) that replaced the prior stock repurchase program approved on July 23, 2012, under which the Company may repurchase up to $60,000,000 of its Class A common stock currently issued and outstanding. On March 5, 2020, the Company announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner).

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

During the three months ended March 31, 2021, the Company repurchased 130,916 shares at an average price of $23.53 per share under the Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company repurchased 4,922,336 shares at an average price of $18.96 per share during the same period in 2020.

NOTE 14: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At March 31, 2021, Simmons Bank had approximately $153.5 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of March 31, 2021, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 14.08% at March 31, 2021.

NOTE 15: STOCK-BASED COMPENSATION

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the three months ended March 31, 2021:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2021	658	$22.48	5	$22.35	1,032	$24.53
Granted	—	—	—	—	202	29.65
Stock options exercised	(166)	22.47	—	—	—	—
Stock awards/units vested (earned)	—	—	(2)	22.20	(272)	25.74
Forfeited/expired	—	—	—	—	(27)	25.56

Balance, March 31, 2021	492	$22.48	3	$22.48	935	$25.21

Exercisable, March 31, 2021	492	$22.48

The following table summarizes information about stock options under the plans outstanding at March 31, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	0.80	$9.46	1	$9.46
10.65	—	10.65	3	1.83	10.65	3	10.65
20.29	—	20.29	47	3.75	20.29	47	20.29
20.36	—	20.36	1	3.63	20.36	1	20.36
22.20	—	22.20	53	3.98	22.20	53	22.20
22.75	—	22.75	306	4.36	22.75	306	22.75
23.51	—	23.51	74	4.81	23.51	74	23.51
24.07	—	24.07	7	4.46	24.07	7	24.07
$9.46	—	$24.07	492	4.31	$22.48	492	$22.48

The table below summarizes the Company’s performance stock unit activity for the three months ended March 31, 2021:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2021	222
Granted	—
Vested (earned)	(57)
Forfeited	(1)
Non-vested, March 31, 2021	164

Stock-based compensation expense was $3.9 million and $4.5 million during the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2021. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $16.6 million at March 31, 2021. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2021 was $3.5 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.67 as of March 31, 2021, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020, was $1.2 million and $8,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2021 and 2020.

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

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Net income available to common stockholders	$67,407	$77,223

Average common shares outstanding	108,210	112,888
Average potential dilutive common shares	445	249
Average diluted common shares	108,655	113,137

Basic earnings per share	$0.62	$0.68
Diluted earnings per share	$0.62	$0.68

There were no stock options excluded from the earnings per share calculation for the three months ended March 31, 2021 due to the average market price exceeding the related stock option exercise price. There were 614,100 stock options excluded from the earnings per share calculation due to the related stock option exercise price exceeding the average market price for the three months ended March 31, 2020.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest paid	$19,264	$39,388
Income taxes paid	366	92
Transfers of loans to foreclosed assets held for sale	979	508
Transfers of premises to foreclosed assets and other real estate owned	—	3,120
Transfers of loans to other assets held for sale	—	114,925
Transfers of deposits to other liabilities held for sale	—	58,405

NOTE 18: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three months ended March 31, 2021 and 2020 was $10.3 million and $12.8 million, respectively, which included gains of $5.3 million and $5.9 million related the sale of banking operations for the same periods in 2021 and 2020, respectively.

Other operating expenses consisted of the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
Professional services	$5,247	$5,829
Postage	2,370	2,236
Telephone	1,632	2,185
Credit card expense	4,685	4,382
Marketing	3,153	4,385
Software and technology	10,251	9,445
Operating supplies	570	936
Amortization of intangibles	3,344	3,413
Branch right sizing expense	625	238
Other expense	6,540	8,739
Total other operating expenses	$38,417	$41,788

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

NOTE 20: COMMITMENTS AND CREDIT RISK

The Company grants agribusiness, commercial and residential loans to customers primarily throughout Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas, along with credit card loans to customers throughout the United States. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At March 31, 2021, the Company had outstanding commitments to extend credit aggregating approximately $682.7 million and $2.4 billion for credit card commitments and other loan commitments, respectively. At December 31, 2020, the Company had outstanding commitments to extend credit aggregating approximately $671.5 million and $2.4 billion for credit card commitments and other loan commitments, respectively.

As of March 31, 2021, the Company had outstanding commitments to originate fixed rate-rate mortgage loans of approximately $165.9 million. At December 31, 2020, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $214.0 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $44.6 million and $49.0 million at March 31, 2021, and December 31, 2020, respectively, with terms ranging from 9 months to 15 years. At March 31, 2021 and December 31, 2020, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $1.2 billion and $1.5 billion at March 31, 2021 and December 31, 2020, respectively, and they expire in less than one year from issuance.

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

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. In order to ensure the fair values are consistent with ASC Topic 820, the Company periodically checks the fair values by comparing them to another pricing source, such as Bloomberg. The availability of pricing confirms Level 2 classification in the fair value hierarchy. The third-party pricing service is subject to an annual review of internal controls. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company’s investment in U.S. Treasury securities, if any, is reported at fair value utilizing Level 1 inputs. The remainder of the Company’s available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2021 and December 31, 2020, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

Other liabilities held for sale – The Company’s other liabilities held for sale are reported at fair value utilizing Level 3 inputs. See Note 3, Other Liabilities Held for Sale.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Available-for-sale securities
U.S. Treasury	$600	$600	$—	$—
U.S. Government agencies	487,679	—	487,679	—
Mortgage-backed securities	2,133,086	—	2,133,086	—
State and political subdivisions	1,571,910	—	1,571,910	—
Other securities	335,073	—	335,073	—
Mortgage loans held for sale	63,655	—	—	63,655
Derivative asset	18,597	—	18,597	—
Derivative liability	(18,799)	—	(18,799)	—

December 31, 2020
Available-for-sale securities
U.S. Government agencies	$477,237	$—	$477,237	$—
Mortgage-backed securities	1,394,936	—	1,394,936	—
States and political subdivisions	1,470,723	—	1,470,723	—
Other securities	130,702	—	130,702	—
Mortgage loans held for sale	137,378	—	—	137,378
Derivative asset	35,846	—	35,846	—
Other liabilities held for sale	(154,620)	—	—	(154,620)
Derivative liability	(36,141)	—	(36,141)	—

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$6,619	$—	$—	$6,619
Foreclosed assets and other real estate owned (1)	997	—	—	997

December 31, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$66,209	$—	$—	$66,209
Foreclosed assets and other real estate owned (1)	17,074	—	—	17,074
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of zero and $13,725,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2021 and December 31, 2020, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial assets:
Cash and cash equivalents	$3,905,463	$3,905,463	$—	$—	$3,905,463
Interest bearing balances due from banks - time	1,334	—	1,334	—	1,334
Held-to-maturity securities	609,500	—	597,694	—	597,694
Interest receivable	71,359	—	71,359	—	71,359
Loans, net	11,960,757	—	—	12,033,966	12,033,966

Financial liabilities:
Non-interest bearing transaction accounts	4,884,667	—	4,884,667	—	4,884,667
Interest bearing transaction accounts and savings deposits	10,279,997	—	10,279,997	—	10,279,997
Time deposits	3,024,724	—	—	3,037,995	3,037,995
Federal funds purchased and securities sold under agreements to repurchase	323,053	—	323,053	—	323,053
Other borrowings	1,340,467	—	1,414,703	—	1,414,703
Subordinated notes and debentures	383,008	—	399,678	—	399,678
Interest payable	12,376	—	12,376	—	12,376

December 31, 2020
Financial assets:
Cash and cash equivalents	$3,472,152	$3,472,152	$—	$—	$3,472,152
Interest bearing balances due from banks - time	1,579	—	1,579	—	1,579
Held-to-maturity securities	333,031	—	341,925	—	341,925
Interest receivable	72,597	—	72,597	—	72,597
Loans, net	12,662,847	—	—	12,736,991	12,736,991

Financial liabilities:
Non-interest bearing transaction accounts	4,482,091	—	4,482,091	—	4,482,091
Interest bearing transaction accounts and savings deposits	9,672,608	—	9,672,608	—	9,672,608
Time deposits	2,832,327	—	—	2,848,621	2,848,621
Federal funds purchased and securities sold under agreements to repurchase	299,111	—	299,111	—	299,111
Other borrowings	1,342,067	—	1,448,625	—	1,448,625
Subordinated notes and debentures	382,874	—	398,827	—	398,827
Interest payable	8,887	—	8,887	—	8,887

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	March 31, 2021		December 31, 2020
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$373,489	$18,597	$408,881	$35,846
Derivative liabilities	377,305	18,799	417,941	36,141

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $32.2 million as of March 31, 2021.

Energy Hedging

The Company provides energy derivative services to qualifying, high quality oil and gas borrowers for hedging purposes. The Company serves as an intermediary on energy derivative products between the Company’s borrowers and dealers. The Company will only enter into back-to-back trades, thus maintaining a balanced book between the dealer and the borrower.

Energy hedging risk exposure to the Company’s customer increases as energy prices for crude oil and natural gas rise. As prices decrease, exposure to the exchange increases. These risks are mitigated by customer credit underwriting policies and establishing a predetermined hedge line for each borrower and by monitoring the exchange margin.

The outstanding notional value as of March 31, 2021 for energy hedging Customer Sell to Company swaps were $13.4 million and the corresponding Company Sell to Dealer swaps were $13.4 million and the corresponding net fair value of the derivative asset and derivative liability was $306,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of March 31, 2021, and the related condensed consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2021

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net income for the three months ended March 31, 2021 was $67.4 million, or $0.62 diluted earnings per share, compared to $77.2 million, or $0.68 diluted earnings per share, for the same period in 2020. Included in both first quarter 2021 and 2020 results were non-core items related to merger-related costs, branch right sizing initiatives, and gains associated with the sale of banking operations. Excluding all non-core items, core earnings for the three months ended March 31, 2021 were $64.0 million, a decrease of $9.8 million compared to the same period in the prior year. Core diluted earnings per share for the first three months of 2021 were $0.59 compared to $0.65 for the three months ended March 31, 2020. The decrease was due in significant part to the difference in the gains on sales of securities recognized during the periods.

Simmons Bank was recently named to Forbes magazine’s list of “World’s Best Banks” for the second consecutive year and ranked among the top 30 banks in Forbes’ list of “America’s Best Banks” for 2021.

On March 12, 2021, we completed the Illinois Branch Sale of four Simmons Bank locations in the Metro East area of Southern Illinois, near St. Louis. We recognized a gain of $5.3 million on the sale of the Illinois Branches.

We recorded solid operating results in the first quarter which reflects the benefit of our diverse operating model. We are still feeling the effects of the COVID-19 pandemic in the economy and some industries are still struggling to return to pre-COVID levels of performance; however, our asset quality has improved compared to 2020 and we are optimistic that trend will continue.

Stockholders’ equity as of March 31, 2021 was $2.9 billion, book value per share was $27.04 and tangible book value per share was $16.13. Our ratio of common stockholders’ equity to total assets was 12.55% and the ratio of tangible common stockholders’ equity to tangible assets was 7.88% at March 31, 2021. The Company’s Tier 1 leverage ratio of 8.95%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” guidelines (see Table 12 in the Capital section of this Item).

Total deposits were $18.2 billion at March 31, 2021, compared to $17.0 billion at December 31, 2020 and $15.6 billion at March 31, 2020. The increase from the prior year is a direct reflection of the multiple rounds of economic stimulus legislation in response to the COVID-19 pandemic that have created a rapid rise in liquidity and have led to changes in customer spending habits. Trends affected by the increasing customer cash balances are pay downs on loans, decreased loan demand, reduced credit card balances and fewer overdraft activities.

Total loans were $12.2 billion at March 31, 2021, compared to $12.9 billion at December 31, 2020 and $14.4 billion at March 31, 2020. The decrease from the prior year was related in significant part to planned payoffs, normal pay downs and weakened loan demand as a result of the economic uncertainty stemming from the COVID-19 pandemic. Sequentially, total loans decreased $705.0 million from the fourth quarter of 2020 due, in part to seasonal decreases in the credit card and agricultural portfolios as well as fluctuations in the mortgage warehouse line of credit.

While loan demand has been well below historical levels, the demand appears to be recovering going into the second quarter of 2021. Our total loan pipeline consisting of all loan opportunities was $1.2 billion at March 31, 2021, compared to $673.7 million at December 31, 2020. Loans approved and ready to close were $284.5 million as of March 31, 2021.

As of March 31, 2021, we had $797.6 million in loans outstanding under the PPP. The change in total PPP loan balance during the first quarter of 2021 was as follows:

	PPP	PPP	Total
(Dollars in thousands)	Round 1	Round 2	PPP Loans
Beginning balance, January 1, 2021	$904,673	$—	$904,673
PPP loan originations	—	227,902	227,902
PPP loan forgiveness and repayments	(334,946)	—	(334,946)
Ending balance, March 31, 2021	$569,727	$227,902	$797,629

PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. As a result, excluding PPP loans from total assets, common equity to total assets was 13.00% and tangible common equity to tangible assets was 8.18% as of March 31, 2021.

We continue to closely monitor the COVID-19 pandemic and expect to make future changes to respond as this situation continues to evolve. Further economic downturns accompanying this pandemic, or a delayed economic recovery from this pandemic, could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of March 31, 2021, has approximately $23.3 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Acquisition Accounting, Loans

We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, we record both a discount and an allowance for credit losses on acquired loans. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Stock-Based Compensation Plans

We have adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock units. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of restricted stock, restricted stock units or performance stock units granted to directors, officers and other key employees.

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 15, Stock-Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

Net Interest Income

For the three month period ended March 31, 2021, net interest income on a fully taxable equivalent basis was $150.8 million, a decrease of $18.9 million, or 11.2%, over the same period in 2020. The decrease in net interest income was the result of a $37.9 million decrease in fully tax equivalent interest income partially offset by a $19.0 million decrease in interest expense.

The decrease in interest income primarily resulted from a $41.1 million decrease in interest income on loans, that consisted of a decrease in loan volume of $24.7 million coupled with a 44 basis point decline in yield that resulted in a $16.4 million decrease in interest income. The decrease in our loan volume during the first three months of 2021 was primarily due to weak loan demand throughout 2020 and into the first quarter of 2021 as a result of the COVID-19 pandemic.

Furthermore, during the first quarter of 2020, we sold approximately $1.1 billion of investment securities in response to the unfolding events of the COVID-19 pandemic, as we focused on the creation of additional liquidity and strengthening our balance sheet. We began to re-invest in our investment security portfolio during the fourth quarter of 2020 and the first quarter of 2021.

The $19.0 million decrease in interest expense is mostly due to the decrease in our deposit account rates. Interest expense decreased $19.6 million due to the decrease in yield of 62 basis points on interest-bearing deposit accounts, partially offset by an increase of $1.5 million related to approximately $1.0 billion in average deposit growth.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis decreased 69 basis points to 2.99% for the three month period ended March 31, 2021, when compared to 3.68% for the same period in 2020. Normalized for all accretion, our core net interest margin at March 31, 2021 and 2020 was 2.86% and 3.42%, respectively.

The decreases in the net interest margin during the three months ended March 31, 2021 compared to the same period in 2020, were primarily due to the aforementioned decline in net interest income coupled with a $2.7 billion increase in average cash and equivalents driven by the lower interest rate environment and additional liquidity created in response to the COVID-19 pandemic. We purchased investment securities which added approximately $1.2 billion to our average investment securities portfolio. The impact of these items on net interest margin for the first quarter of 2021 was 35 basis points, bringing the net interest margin adjusted for PPP loans and additional liquidity to 3.33%.

During March 2020, the Federal Open Market Committee, or FOMC, of the Federal Reserve substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic and rates have continued to remain at historically low levels through the first quarter of 2021. As such, our variable rate loan portfolio has repriced to a lower yield and, in response to offset the decline, we have worked to lower our cost of deposits. In addition, our decreased net interest margin is being driven by the decrease in our non-PPP loan portfolio as a result of COVID-19 but our loan pipeline has started to rebuild and we expect modest organic loan growth during the second half of 2021.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2021 and 2020, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest income	$169,434	$209,231
FTE adjustment	4,163	2,305
Interest income – FTE	173,597	211,536
Interest expense	22,753	41,748
Net interest income – FTE	$150,844	$169,788

Yield on earning assets – FTE	3.44%	4.58%
Cost of interest bearing liabilities	0.61%	1.18%
Net interest spread – FTE	2.83%	3.40%
Net interest margin – FTE	2.99%	3.68%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
(In thousands)	2021 vs. 2020
Decrease due to change in earning assets	$(13,110)
Decrease due to change in earning asset yields	(24,829)
Decrease due to change in interest bearing liabilities	(1,464)
Increase due to change in interest rates paid on interest bearing liabilities	20,459
Decrease in net interest income	$(18,944)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2021 and 2020. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended March 31,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$3,477,989	$798	0.09	$764,639	$2,441	1.28
Investment securities - taxable	2,334,078	10,120	1.76	2,324,188	12,752	2.21
Investment securities - non-taxable	2,057,132	15,439	3.04	900,223	8,315	3.71
Mortgage loans held for sale	97,409	639	2.66	43,588	281	2.59
Loans	12,518,300	146,601	4.75	14,548,853	187,747	5.19
Total interest earning assets	20,484,908	173,597	3.44	18,581,491	211,536	4.58
Non-earning assets	2,253,913			2,338,732
Total assets	$22,738,821			$20,920,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,093,868	$6,088	0.24	$9,005,701	$17,954	0.80
Time deposits	3,043,000	7,091	0.95	3,150,909	13,323	1.70
Total interest bearing deposits	13,136,868	13,179	0.41	12,156,610	31,277	1.03
Federal funds purchased and securities sold under agreements to repurchase	307,540	245	0.32	330,902	759	0.92
Other borrowings	1,341,059	4,802	1.45	1,320,245	4,877	1.49
Subordinated debt and debentures	382,943	4,527	4.79	388,330	4,835	5.01
Total interest bearing liabilities	15,168,410	22,753	0.61	14,196,087	41,748	1.18

Non-interest bearing liabilities:
Non-interest bearing deposits	4,419,136			3,602,678
Other liabilities	177,819			251,514
Total liabilities	19,765,365			18,050,279
Stockholders’ equity	2,973,456			2,869,944
Total liabilities and stockholders’ equity	$22,738,821			$20,920,223
Net interest spread – FTE			2.83			3.40
Net interest margin – FTE		$150,844	2.99		$169,788	3.68

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three month period ended March 31, 2021, as compared to the same period of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2021 vs. 2020
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$2,290	$(3,933)	$(1,643)
Investment securities - taxable	54	(2,686)	(2,632)
Investment securities - non-taxable	8,938	(1,814)	7,124
Mortgage loans held for sale	353	5	358
Loans	(24,745)	(16,401)	(41,146)
Total	(13,110)	(24,829)	(37,939)

Interest expense:
Interest bearing transaction and savings accounts	1,946	(13,812)	(11,866)
Time deposits	(441)	(5,791)	(6,232)
Federal funds purchased and securities sold under agreements to repurchase	(51)	(463)	(514)
Other borrowings	76	(151)	(75)
Subordinated notes and debentures	(66)	(242)	(308)
Total	1,464	(20,459)	(18,995)
Decrease in net interest income	$(14,574)	$(4,370)	$(18,944)

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings in order to maintain the allowance for credit losses at a level considered appropriate in relation to the estimated lifetime risk inherent in the loan portfolio. The level of provision to the allowance is based on management’s judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, assessment of current economic conditions, reasonable and supportable forecasts, past due and non-performing loans and historical net credit loss experience. It is management’s practice to review the allowance on a monthly basis and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for credit losses for the three months ended March 31, 2021 was $1.4 million, and was entirely related to activity in the investment securities portfolio during the first quarter of 2021, compared to $23.1 million for the same period ended March 31, 2020, a decrease of $21.7 million. The decrease was primarily due to two energy credits that experienced further deterioration and were negatively impacted by the sharp decline in commodity pricing during the first quarter of 2020, resulting in incremental provision expense of $22.0 million during that quarter.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended March 31, 2021, total non-interest income was $51.9 million, a decrease of approximately $30.5 million, or 37.0%, compared to the same period in 2020. During the first three months of 2021, we sold approximately $135.7 million of investment securities resulting in a net gain of $5.5 million, compared to $1.1 billion of investment securities sold for a net gain of $32.1 million in the first quarter of 2020. Additionally, the gain on sale from the Illinois Branch Sale of $5.3 million, which we consider a non-core item, is included in non-interest income for the first quarter of 2021.

Increases of $1.4 million in mortgage lending income and $1.1 million in debit and credit card fees in the three month period ended March 31, 2021, largely was a result of the current low mortgage interest rate environment and changes in consumer spending habits along with the effects of the government stimulus payments in response to the COVID-19 pandemic, respectively.

Table 5 shows non-interest income for the three month periods ended March 31, 2021 and 2020, respectively, as well as changes in 2021 from 2020.

Table 5: Non-Interest Income

	Three Months Ended March 31,		2021 Change from
(Dollars in thousands)	2021	2020	2020
Trust income	$6,666	$7,151	$(485)	(6.8)%
Service charges on deposit accounts	9,715	13,328	(3,613)	(27.1)
Other service charges and fees	1,922	1,588	334	21.0
Mortgage lending income	6,447	5,046	1,401	27.8
SBA lending income	240	296	(56)	(18.9)
Investment banking income	695	877	(182)	(20.8)
Debit and credit card fees	8,964	7,914	1,050	13.3
Bank owned life insurance income	1,523	1,298	225	17.3
Gain on sale of securities, net	5,471	32,095	(26,624)	(83.0)
Gain on sale of branches	5,477	5,889	(412)	(7.0)
Other income	4,783	6,912	(2,129)	(30.8)
Total non-interest income	$51,903	$82,394	$(30,491)	(37.0)%

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended March 31, 2021, was $27.3 million, a decrease of $2.7 million from the three month period ended March 31, 2020, primarily the result of fewer service charges on deposit accounts, reflecting the additional liquidity currently held by our customers.

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

Non-interest expense for the three months ended March 31, 2021 was $115.4 million, a decrease of $13.5 million, or 10.5%, from the same period in 2020. Normalizing for the non-core costs, core non-interest expense for the three months ended March 31, 2021 decreased $13.0 million, or 10.2%, from the same period in 2020.

The decrease in non-interest expense was primarily related to the realization of expected synergies from the continuous evaluation of our branch network and the branch sales and closures that began in 2020 and have continued in 2021. Additionally, salaries and employee benefits expense was impacted by savings resulting from the early retirement program offered in the prior year.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2021 and 2020, respectively, as well as changes in 2021 from 2020.

Table 6: Non-Interest Expense

	Three Months Ended March 31,		2021 Change from
(Dollars in thousands)	2021	2020	2020
Salaries and employee benefits	$60,340	$67,924	$(7,584)	(11.2)%
Occupancy expense, net	9,300	9,510	(210)	(2.2)
Furniture and equipment expense	5,415	5,723	(308)	(5.4)
Other real estate and foreclosure expense	343	325	18	5.5
Deposit insurance	1,308	2,475	(1,167)	(47.2)
Merger related costs	233	1,068	(835)	(78.2)
Other operating expenses:
Professional services	5,247	5,829	(582)	(10.0)
Postage	2,370	2,236	134	6.0
Telephone	1,632	2,185	(553)	(25.3)
Credit card	4,685	4,382	303	6.9
Marketing	3,153	4,385	(1,232)	(28.1)
Software and technology	10,251	9,445	806	8.5
Operating supplies	570	936	(366)	(39.1)
Amortization of intangibles	3,344	3,413	(69)	(2.0)
Branch right sizing	625	238	387	162.6
Other	6,540	8,739	(2,199)	(25.2)
Total non-interest expense	$115,356	$128,813	$(13,457)	(10.5)%

INVESTMENTS AND SECURITIES

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either HTM or AFS. Our philosophy regarding investments is conservative based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities and municipal securities. Our general policy is not to invest in derivative type investments or high-risk securities, except for collateralized mortgage-backed securities for which collection of principal and interest is not subordinated to significant superior rights held by others.

HTM and AFS investment securities were $609.5 million and $4.5 billion, respectively, at March 31, 2021, compared to the HTM amount of $333.0 million and AFS amount of $3.5 billion at December 31, 2020. As anticipated, our security portfolio increased during the first quarter of 2021 as we reinvested PPP loan repayments and utilized additional liquidity held in Cash and Cash Equivalents. We will continue to look for opportunities to maximize the value of the investment portfolio.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of March 31, 2021, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

LOAN PORTFOLIO

Our loan portfolio averaged $12.52 billion and $14.55 billion during the first three months of 2021 and 2020, respectively. As of March 31, 2021, total loans were $12.20 billion, a decrease of $705.0 million from December 31, 2020. The decline in the average loan balance during the first quarter of 2021 when compared to the same period in 2020 was due to the tepid loan demand that began in late first quarter of 2020 as a result of the economic uncertainty stemming from the COVID-19 pandemic. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	March 31,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$175,458	$188,845
Other consumer	172,965	202,379
Total consumer	348,423	391,224
Real estate:
Construction and development	1,451,841	1,596,255
Single family residential	1,730,056	1,880,673
Other commercial	5,638,010	5,746,863
Total real estate	8,819,907	9,223,791
Commercial:
Commercial	2,444,700	2,574,386
Agricultural	155,921	175,905
Total commercial	2,600,621	2,750,291
Other	426,922	535,591
Total loans before allowance for credit losses	$12,195,873	$12,900,897

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $348.4 million at March 31, 2021, or 2.9% of total loans, compared to $391.2 million, or 3.0% of total loans at December 31, 2020. The decrease in consumer loans from December 31, 2020, to March 31, 2021, was primarily due to the expected seasonal decline in our credit card portfolio as well as loan payoffs and pay downs due to additional customer liquidity driven by the government economic stimulus programs in response to the COVID-19 pandemic.

Real estate loans consist of construction and development (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $8.82 billion at March 31, 2021, or 72.3% of total loans, compared to $9.22 billion, or 71.5%, of total loans at December 31, 2020, a decrease of $403.9 million, or 4.4%. Our C&D loans decreased by $144.4 million, or 9.0%, single family residential loans decreased by $150.6 million, or 8.0%, and CRE loans decreased by $108.9 million, or 1.9%. The decreases were due to less activity as a result of the pandemic and our effort to manage our real estate portfolio concentration. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.60 billion at March 31, 2021, or 21.3% of total loans, compared to $2.75 billion, or 21.3% of total loans at December 31, 2020, a decrease of $149.7 million, or 5.4%. PPP loan balances declined by $334.9 million during the first three months of 2021 as a result of expected reimbursements from the SBA related to PPP loan forgiveness, partially offset by PPP Round 2 loan originations of $227.9 million during the first quarter of 2021. Agricultural loans decreased $20.0 million, or 11.4%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter and is at its lowest point at the end of the first quarter.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume, while still strong, declined during the first quarter of 2021 when compared to 2020, leading to a decrease of $108.7 million in other loans primarily from mortgage warehouse lines of credit.

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

Total non-performing assets decreased $16.0 million from December 31, 2020 to March 31, 2021. Nonaccrual loans decreased by $8.0 million during the period and foreclosed assets held for sale and other real estate owned decreased by $7.2 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions while the decrease in foreclosed assets held for sale and other real estate owned is mainly the result of the disposition of one commercial building in the St. Louis area.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.56% at March 31, 2021, compared to 0.66% at December 31, 2020. From time to time, certain borrowers are experiencing declines in income and cash flow. As a result, these borrowers are seeking to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance remained relatively flat at $7.3 million as of March 31, 2021, decreasing $230,000 from December 31, 2020.

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act and is following the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by regulatory agencies. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended late in the fourth quarter of 2020 to extend COVID-19 relief related to loan modifications to the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration.

During 2020 and the first three months of 2021, we processed over 3,700 COVID-19 loan modifications in excess of $3.0 billion. At March 31, 2021, the majority of these balances have returned to regular payments. The table below presents COVID-19 loan modifications outstanding at March 31, 2021 by industry.

Table 8: COVID-19 Loan Modifications Outstanding at March 31, 2021 by Industry

(Dollars in thousands)	Number	Loan Balance	% of Balance
Assisted living	1	$17,310	8.3%
Transportation	5	783	0.4
Consumer	37	3,776	1.8
Hotel	17	152,864	73.3
Food service	3	2,683	1.3
All other	16	31,029	14.9
Total	79	$208,445	100.0%

The COVID-19 pandemic has had an unprecedented impact on the hotel, restaurant and retail industries, causing our borrowers in those industries to require loan modifications. We expect most of the COVID-19 loan modifications listed above to return to regular payments with no credit downgrade or long-term restructure.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.93% as of March 31, 2021. Non-performing loans equaled 0.95% of total loans. Non-performing assets were 0.55% of total assets, a 9 basis point decrease from December 31, 2020. The allowance for credit losses was 204% of non-performing loans. Our annualized net charge-offs to average total loans for the first three months of 2021 was 0.10%. Excluding credit cards, the annualized net charge-offs to average total loans for the same period was 0.07%. Annualized net credit card charge-offs to average total credit card loans were 1.39%, compared to 1.60% during the full year 2020, and 114 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans (1)	$114,856	$122,879
Loans past due 90 days or more (principal or interest payments)	635	578
Total non-performing loans	115,491	123,457
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	11,168	18,393
Other non-performing assets	1,229	2,016
Total other non-performing assets	12,397	20,409
Total non-performing assets	$127,888	$143,866

Performing TDRs	$3,805	$3,138
Allowance for credit losses to non-performing loans	204%	193%
Non-performing loans to total loans	0.95%	0.96%
Non-performing assets (including performing TDRs) to total assets	0.56%	0.66%
Non-performing assets to total assets	0.55%	0.64%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $3,478,000 at March 31, 2021 and $4,375,000 at December 31, 2020.

The interest income on nonaccrual loans is not considered material for the three month periods ended March 31, 2021 and 2020.

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

We also include qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:

•Changes in asset quality - Adjustments related to trending credit quality metrics including delinquency, non-performing loans, charge-offs, and risk ratings that may not be fully accounted for in the reserve factor.
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
•Data imprecision due to limited historical loss data - Adjustments related to limited historical loss data that is representative of the collective loan portfolio.

Loans that do not share similar risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating or that are classified as a TDR. The allowance for credit loss is determined based on several methods including estimating the fair value of the underlying collateral or the present value of expected cash flows.

An analysis of the allowance for credit losses on loans is shown in Table 10.

Table 10: Allowance for Credit Losses

(In thousands)	2021	2020
Balance, beginning of year	$238,050	$68,244

Impact of CECL adoption	—	151,377
Loans charged off:
Credit card	1,003	1,441
Other consumer	731	1,379
Real estate	1,687	396
Commercial	830	523
Total loans charged off	4,251	3,739
Recoveries of loans previously charged off:
Credit card	290	225
Other consumer	314	443
Real estate	403	101
Commercial	310	347
Total recoveries	1,317	1,116
Net loans charged off	2,934	2,623
Provision for credit losses	—	26,197
Balance, March 31,	$235,116	$243,195

Loans charged off:
Credit card		2,672
Other consumer		2,643
Real estate		13,392
Commercial		48,213
Total loans charged off		66,920
Recoveries of loans previously charged off:
Credit card		789
Other consumer		1,022
Real estate		804
Commercial		2,869
Total recoveries		5,484
Net loans charged off		61,436
Provision for credit losses		56,291
Balance, end of year		$238,050

Provision for Credit Losses

The amount of provision added to the allowance during the three months ended March 31, 2021 and 2020, and for the year ended December 31, 2020, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of March 31, 2021, the allowance for credit losses reflected a decrease of approximately $2.9 million from December 31, 2020 while total loans decreased $705.0 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. During the first quarter of 2020, we recorded an additional allowance for credit losses for loans of approximately $151.4 million due to the adoption of CECL.

The significant impact to the allowance for credit losses at the date of CECL adoption was driven by the substantial amount of loans acquired held by the Company. We had approximately one third of total loans categorized as acquired at the adoption date with very little reserve allocated to them due to the previous incurred loss impairment methodology. As such, the amount of the CECL adoption impact was greater on the Company when compared to a non-acquisitive bank.

The decrease in the allowance for credit losses during the first three months of 2021 was predominately related to economic recovery from the effects of the COVID-19 pandemic and the decline in our loan portfolio. While the economic conditions appear to be improving, certain industries continue to be more adversely impacted than others by this pandemic, such as the restaurant, retail and hotel industries, and there remains uncertainty regarding how borrowers in these industries will recover. Our allowance for credit losses at March 31, 2021 was considered appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, future of government assistance related to COVID-19 recovery efforts, the effects of the recent change in Presidential administrations, and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$2,172	1.5%	$7,472	1.4%
Other consumer	1,266	1.4%	4,100	1.6%
Real estate	195,826	72.3%	182,868	71.5%
Commercial	34,633	21.3%	42,093	21.3%
Other	1,219	3.5%	1,517	4.2%
Total	$235,116	100.0%	$238,050	100.0%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 198 financial centers as of March 31, 2021. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of March 31, 2021, core deposits comprised 85.1% of our total deposits.

We continually monitor the funding requirements along with competitive interest rates in the markets we serve. Because of our community banking philosophy, our executives in the local markets, with oversight by the Chief Deposit Officer, Asset Liability Committee and the Bank’s Treasury Department, establish the interest rates offered on both core and non-core deposits. This approach ensures that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. We believe we are paying a competitive rate when compared with pricing in those markets.

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

Our total deposits as of March 31, 2021, were $18.19 billion, an increase of $1.20 billion from December 31, 2020, primarily driven by the government economic stimulus programs and changes in customer spending resulting from the COVID-19 pandemic. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.16 billion at March 31, 2021, compared to $14.15 billion at December 31, 2020, an increase of $1.01 billion. Total time deposits increased $192.4 million to $3.02 billion at March 31, 2021, from $2.83 billion at December 31, 2020. We had $448.6 million and $512.3 million of brokered deposits at March 31, 2021, and December 31, 2020, respectively. Both consumer and commercial deposit balances have grown since the COVID-19 related economic stimulus legislation, including legislation that established the PPP program, was implemented in mid-2020. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.72 billion at March 31, 2021 and December 31, 2020. The outstanding balance for March 31, 2021 includes $1.3 billion in FHLB long-term advances; $330.0 million in subordinated notes; $53.0 million of trust preferred securities and unamortized debt issuance costs; and $33.0 million of other long-term debt.

The FHLB long-term advances outstanding at the end of the first quarter 2021 are primarily FHLB Owns the Option (“FOTO”) advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at March 31, 2021 had original maturity dates of 10 years to 15 years with lockout periods that have expired. We expect the FHLB to not exercise the options to terminate the FOTO advances prior to their stated maturity dates due to the current low interest rate environment. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. As of March 31, 2021, there were no FHLB short-term advances outstanding.

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

CAPITAL

Overview

At March 31, 2021, total capital was $2.93 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2021, our common equity to asset ratio was 12.55% compared to 13.31% at year-end 2020.

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

During the three month periods ended March 31, 2021 and 2020, we repurchased 130,916 shares at an average price per share of $23.53 and 4,922,336 shares at an average price per share of $18.96, respectively, under the Program.

Cash Dividends

We declared cash dividends on our common stock of $0.18 per share for the first three months of 2021 compared to $0.17 per share for the first three months of 2020, an increase of $0.01, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Risk Based Capital

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

The Company and Simmons Bank, must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2021, we meet all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at March 31, 2021 and December 31, 2020 are presented in Table 12 below:

Table 12: Risk-Based Capital

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Tier 1 capital:
Stockholders’ equity	$2,930,775	$2,976,656
CECL transition provision	131,637	131,430
Goodwill and other intangible assets	(1,159,720)	(1,163,797)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	37,176	(59,726)
Total Tier 1 capital	1,939,868	1,884,563
Tier 2 capital:
Trust preferred securities and subordinated debt	383,008	382,874
Qualifying allowance for credit losses and reserve for unfunded commitments	87,251	89,546
Total Tier 2 capital	470,259	472,420
Total risk-based capital	$2,410,127	$2,356,983

Risk weighted assets	$13,771,244	$14,048,608

Assets for leverage ratio	$21,668,406	$20,765,127

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	14.08%	13.41%
Tier 1 leverage ratio	8.95%	9.08%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP)(1)	9.34%	9.50%
Tier 1 risk-based capital ratio	14.09%	13.41%
Total risk-based capital ratio	17.50%	16.78%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $383.0 million is included as Tier 2 and total capital as of March 31, 2021.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, expenses, assets, asset quality, profitability, earnings, accretion, customer service, investment in digital channels, critical accounting policies, net interest margin, non-interest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, the impacts of the Company’s and its customers’ participation in the Paycheck Protection Program, the expected performance of COVID-19 loan modifications, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, acquisition strategy, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes, including in response to the COVID-19 pandemic; the impacts of the COVID-19 pandemic on the Company’s operations and performance; the ultimate effect of measures the Company takes or has taken in response to the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic, including the effectiveness of vaccination efforts; the pace of recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein; changes in real estate values; changes in interest rates; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, and other outcomes of pending or future litigation, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic (including, among others, the PPP); the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2020, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of branches, merger related costs, and the net branch right sizing costs}) (non-GAAP) and core diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), the core net interest margin (non-GAAP), core other income (non-GAAP) and core non-interest expense (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The tables below also present computations of certain figures that are exclusive of the impact of PPP loans: the ratios of common equity to total assets and tangible common equity to tangible assets, each adjusted for PPP loans (each non-GAAP), Tier 1 leverage ratio excluding average PPP loans (non-GAAP), net interest income and net interest margin, each adjusted for PPP loans and additional liquidity (each non-GAAP), and loan yield excluding PPP loans (non-GAAP).

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

We have $1.182 billion and $1.186 billion total goodwill and other intangible assets for the periods ended March 31, 2021 and December 31, 2020, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe the exclusion of PPP loans or their impact, as applicable, in expressing earnings and certain other financial measures provides a meaningful basis for period-to-period and company-to-company comparisons because PPP loans are 100% federally guaranteed and have very low interest rates. The Company’s non-GAAP financial measures that exclude PPP loans or their impact include the ratios of “common equity to total assets” and “tangible common equity to tangible assets,” each adjusted for PPP loans (each non-GAAP), “Tier 1 leverage ratio excluding average PPP loans” (non-GAAP), and “net interest margin,” adjusted for PPP loans and additional liquidity (non-GAAP), and “loan yield excluding PPP loans” (non-GAAP). Additional liquidity is defined as average interest-bearing balances due from banks greater than normal liquidity levels. Management believes these non-GAAP presentations will assist investors and analysts in analyzing the core financial measures of the Company, including the performance of the Company’s loan portfolio and the Company’s regulatory capital position, and predicting future performance. Management and the Board of Directors utilize these non-GAAP financial measures for financial performance reporting and investor presentations of Company performance.

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13: Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Net income available to common stockholders	$67,407	$77,223
Non-core items:
Gain on sale of branches	(5,477)	(5,889)
Merger related costs	233	1,068
Branch right sizing	625	238
Tax effect (1)	1,207	1,198
Net non-core items	(3,412)	(3,385)
Core earnings (non-GAAP)	$63,995	$73,838

Diluted earnings per share(2)	$0.62	$0.68
Non-core items:
Gain on sale of branches	(0.05)	(0.05)
Merger related costs	—	0.01
Branch right sizing	0.01	—
Tax effect (1)	0.01	0.01
Net non-core items	(0.03)	(0.03)
Core diluted earnings per share (non-GAAP)	$0.59	$0.65
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 16, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 14: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

	Three Months Ended March 31,
(In thousands)	2021	2020
Other income	$10,260	$12,801
Gain on sale of branches	(5,477)	(5,889)
Core other income (non-GAAP)	$4,783	$6,912

Non-interest expense	$115,356	$128,813
Non-core items:
Merger related costs	(233)	(1,068)
Branch right sizing	(625)	(238)
Total non-core items	(858)	(1,306)
Core non-interest expense (non-GAAP)	$114,498	$127,507

See Table 15 below for the reconciliation of tangible book value per common share.

Table 15: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	March 31,	December 31,
(In thousands, except per share data)	2021	2020
Total stockholders’ equity	$2,930,775	$2,976,656
Preferred stock	(767)	(767)
Total common stockholders’ equity	2,930,008	2,975,889
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(107,091)	(111,110)
Total intangibles	(1,182,396)	(1,186,415)
Tangible common stockholders’ equity	$1,747,612	$1,789,474
Shares of common stock outstanding	108,345,732	108,077,662

Book value per common share	$27.04	$27.53

Tangible book value per common share (non-GAAP)	$16.13	$16.56

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Total common stockholders’ equity	$2,930,008	$2,975,889
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(107,091)	(111,110)
Total intangibles	(1,182,396)	(1,186,415)
Tangible common stockholders’ equity	$1,747,612	$1,789,474

Total assets	$23,348,117	$22,359,752
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(107,091)	(111,110)
Total intangibles	(1,182,396)	(1,186,415)
Tangible assets	$22,165,721	$21,173,337

Paycheck Protection Program (“PPP”) loans	(797,629)	(904,673)
Total assets excluding PPP loans	$22,550,488	$21,455,079
Tangible assets excluding PPP loans	$21,368,092	$20,268,664

Ratio of common equity to assets	12.55%	13.31%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.88%	8.45%
Ratio of common equity to assets excluding PPP loans (non-GAAP)	13.00%	13.87%
Ratio of tangible common equity to tangible assets excluding PPP loans (non-GAAP)	8.18%	8.83%

See Table 17 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 17: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended March 31, 2021
Total Tier 1 capital	$1,939,868

Adjusted average assets for leverage ratio	$21,668,406
Average PPP loans	(891,070)
Adjusted average assets excluding average PPP loans	$20,777,336

Tier 1 leverage ratio	8.95%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.34%

See Table 18 below for the calculation of core net interest margin and net interest margin adjusted for PPP loans and additional liquidity for the periods presented.

Table 18: Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net interest income	$146,681	$167,483
FTE adjustment	4,163	2,305
Fully tax equivalent net interest income	150,844	169,788
Total accretable yield	(6,630)	(11,837)
Core net interest income	$144,214	$157,951

PPP loan and additional liquidity (1) interest income	(12,257)
Net interest income adjusted for PPP loans and additional liquidity (1)	$138,587

Average earning assets – quarter-to-date	$20,484,908	$18,581,491
Average PPP loan balance and additional liquidity (1)	(3,617,567)
Average earning assets adjusted for PPP loans and additional liquidity (1)	$16,867,341

Net interest margin	2.99%	3.68%
Core net interest margin (non-GAAP)	2.86%	3.42%
Net interest margin adjusted for PPP loans and additional liquidity (1) (non-GAAP)	3.33%
_______________________________________
(1)Additional liquidity is estimated as the average interest bearing balances due from banks and federal funds sold greater than $750.0 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2021, undivided profits of Simmons Bank were approximately $442.1 million, of which approximately $153.5 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 88.1% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

Interest Rate Sensitivity

Interest rate risk represents the potential impact of interest rate changes on net income and capital resulting from mismatches in repricing opportunities of assets and liabilities over a period of time. A number of tools are used to monitor and manage interest rate risk, including simulation models and interest sensitivity gap analysis. Management uses simulation models to estimate the effects of changing interest rates and various balance sheet strategies on the level of the Company’s net income and capital. As a means of limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed-rate assets and liabilities, change pricing schedules and manage investment maturities during future security purchases, or enter into derivative contracts such as interest rate swaps.

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

As of March 31, 2021, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 6.00% and 12.48%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of (0.48)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of March 31, 2021, is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2021:

Table 19: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	12.48%
Up 100 basis points	6.00%
Down 25 basis points	(0.48)%

Item 4.    Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s current disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 12, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2019, we announced that our Board of Directors authorized a new stock repurchase program (“Program”) under which we may repurchase up to $60,000,000 of our Class A common stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the Program that increased the maximum amount that may be repurchased under the Program from $60,000,000 to $180,000,000. The Program will terminate on October 31, 2021 (unless terminated sooner) and replaced our previous stock repurchase program, which was announced on July 23, 2012, that authorized us to repurchase up to 1,700,000 shares of common stock. The timing, pricing, and amount of any repurchases under the Program will be determined by management at its discretion based on a variety of factors, including but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. Information concerning our purchases of common stock during the quarter ended March 31, 2021 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	120,592	$23.41	120,592	$53,720,000
February 1, 2021 - February 28, 2021	10,324	24.86	10,324	$53,463,000
March 1, 2021 - March 31, 2021	846	30.01	—	$53,463,000
Total	131,762	$23.57	130,916
_______________________________________
(1)Total number of shares purchased includes 846 shares with an average price $30.01 of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on October 29, 2019 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed November 1, 2019 (File No. 000-06253)).

3.2	As Amended By-Laws of Simmons First National Corporation, as amended on October 21, 2020 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed October 22, 2020 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

10.1	Form of Indemnification Agreement.*
10.2	First Amended and Restated Executive Change in Control Severance Agreement for George A. Makris, Jr. dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed April 1, 2021 (File No. 000-06253)).
10.3	First Amended and Restated Executive Change in Control Severance Agreement for Stephen C. Massanelli dated March 26, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed April 1, 2021 (File No. 000-06253)).
10.4	First Amended and Restated Executive Change in Control Severance Agreement for Matthew S. Reddin dated March 26, 2021.*
10.5	First Amended and Restated Executive Change in Control Severance Agreement for Jennifer B. Compton dated March 26, 2021.*
10.6	First Amended and Restated Executive Change in Control Severance Agreement for George A. Makris III dated March 26, 2021.*
10.7	First Amended and Restated Executive Change in Control Severance Agreement for David Garner dated March 26, 2021.*
10.8	First Amended and Restated Executive Change in Control Severance Agreement for Paul Kanneman dated March 26, 2021.*
10.9	First Amended and Restated Executive Change in Control Severance Agreement for John Barber dated March 26, 2021.*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of BKD, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

Exhibit No.	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 6, 2021	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	May 6, 2021	/s/ James M. Brogdon
James M. Brogdon
Executive Vice President, Chief Financial Officer, and Treasurer

Date:	May 6, 2021	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer