Form 10-Q
period 2021-06-30
SIMMONS FIRST NATIONAL CORP
filed 2021-08-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2021, was 108,284,170.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2021

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2021 and December 31, 2020

	June 30,	December 31,
(In thousands, except share data)	2021	2020
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$215,381	$217,499
Interest bearing balances due from banks and federal funds sold	2,123,743	3,254,653
Cash and cash equivalents	2,339,124	3,472,152
Interest bearing balances due from banks - time	1,335	1,579
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,132 and $2,915 at June 30, 2021 and December 31, 2020, respectively	931,352	333,031
Available-for-sale, net of allowance for credit losses of $0 and $312 at June 30, 2021 and December 31, 2020, respectively (amortized cost of $6,543,022 and $3,397,043 at June 30, 2021 and December 31, 2020, respectively)	6,556,581	3,473,598
Total investments	7,487,933	3,806,629
Mortgage loans held for sale	36,011	137,378
Loans	11,386,352	12,900,897
Allowance for credit losses on loans	(227,239)	(238,050)
Net loans	11,159,113	12,662,847
Premises and equipment	429,587	441,692
Premises held for sale	6,090	15,008
Foreclosed assets and other real estate owned	15,239	18,393
Interest receivable	67,916	72,597
Bank owned life insurance	419,198	255,630
Goodwill	1,075,305	1,075,305
Other intangible assets	103,759	111,110
Other assets	282,549	289,432
Total assets	$23,423,159	$22,359,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$4,893,959	$4,482,091
Interest bearing transaction accounts and savings deposits	10,569,602	9,672,608
Time deposits	2,841,052	2,832,327
Total deposits	18,304,613	16,987,026
Federal funds purchased and securities sold under agreements to repurchase	187,215	299,111
Other borrowings	1,339,193	1,342,067
Subordinated notes and debentures	383,143	382,874
Other liabilities held for sale	—	154,620
Accrued interest and other liabilities	169,629	217,398
Total liabilities	20,383,793	19,383,096

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at June 30, 2021 and December 31, 2020	767	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at June 30, 2021 and December 31, 2020; 108,386,669 and 108,077,662 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,084	1,081
Surplus	2,021,128	2,014,076
Undivided profits	1,004,314	901,006
Accumulated other comprehensive income	12,073	59,726
Total stockholders’ equity	3,039,366	2,976,656
Total liabilities and stockholders’ equity	$23,423,159	$22,359,752

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$138,804	$176,910	$285,228	$364,476
Interest bearing balances due from banks and federal funds sold	651	603	1,449	3,044
Investment securities	27,128	13,473	48,701	32,416
Mortgage loans held for sale	386	668	1,025	949
TOTAL INTEREST INCOME	166,969	191,654	336,403	400,885

INTEREST EXPENSE
Deposits	10,782	18,006	23,961	49,283
Federal funds purchased and securities sold under agreements to repurchase	192	337	437	1,096
Other borrowings	4,897	4,963	9,699	9,840
Subordinated notes and debentures	4,565	4,667	9,092	9,502
TOTAL INTEREST EXPENSE	20,436	27,973	43,189	69,721

NET INTEREST INCOME	146,533	163,681	293,214	331,164
Provision for credit losses	(12,951)	21,915	(11,506)	45,049

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	159,484	141,766	304,720	286,115

NON-INTEREST INCOME
Trust income	7,238	7,253	13,904	14,404
Service charges on deposit accounts	10,050	8,570	19,765	21,898
Other service charges and fees	2,048	1,489	3,970	3,077
Mortgage lending income	4,490	12,459	10,937	17,505
SBA lending income	287	245	527	541
Investment banking income	654	571	1,349	1,448
Debit and credit card fees	7,882	6,575	15,283	13,140
Bank owned life insurance income	2,038	1,445	3,561	2,743
Gain on sale of securities, net	5,127	390	10,598	32,485
Other income	8,110	9,809	18,370	22,610
TOTAL NON-INTEREST INCOME	47,924	48,806	98,264	129,851

NON-INTEREST EXPENSE
Salaries and employee benefits	60,261	57,644	120,601	125,568
Occupancy expense, net	9,103	9,217	18,403	18,727
Furniture and equipment expense	4,859	6,144	10,274	11,867
Other real estate and foreclosure expense	863	274	1,206	599
Deposit insurance	1,687	2,838	2,995	5,313
Merger related costs	686	1,830	919	2,898
Other operating expenses	38,007	38,230	74,861	78,669
TOTAL NON-INTEREST EXPENSE	115,466	116,177	229,259	243,641

INCOME BEFORE INCOME TAXES	91,942	74,395	173,725	172,325
Provision for income taxes	17,018	15,593	31,381	36,287

NET INCOME	74,924	58,802	142,344	136,038
Preferred stock dividends	13	13	26	26
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$74,911	$58,789	$142,318	$136,012
BASIC EARNINGS PER SHARE	$0.69	$0.54	$1.31	$1.23
DILUTED EARNINGS PER SHARE	$0.69	$0.54	$1.31	$1.22
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
NET INCOME	$74,924	$58,802	$142,344	$136,038

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	71,801	22,159	(53,916)	77,728
Less: Reclassification adjustment for realized gains included in net income	5,127	390	10,598	32,485
Other comprehensive income (loss), before tax effect	66,674	21,769	(64,514)	45,243
Less: Tax effect of other comprehensive income (loss)	17,425	5,689	(16,861)	11,824

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	49,249	16,080	(47,653)	33,419

COMPREHENSIVE INCOME	$124,173	$74,882	$94,691	$169,457

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020

(In thousands)	June 30, 2021	June 30, 2020
	(Unaudited)
OPERATING ACTIVITIES
Net income	$142,344	$136,038
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,837	24,148
Provision for credit losses	(11,506)	45,049
Gain on sale of investments	(10,598)	(32,485)
Net accretion of investment securities and assets	(24,377)	(30,078)
Net amortization on borrowings	269	271
Stock-based compensation expense	7,592	7,577
Gain on sale of premises held for sale	(606)	—
Gain on sale of foreclosed assets held for sale	(177)	(400)
Gain on sale of mortgage loans held for sale	(20,006)	(14,993)
Gain on sale of other intangibles	—	(301)
Gain on sale of banking operations	(5,300)	(8,094)
Fair value write-down of closed branches	—	1,465
Deferred income taxes	6,315	4,616
Income from bank owned life insurance	(3,630)	(3,245)
Originations of mortgage loans held for sale	(534,124)	(470,797)
Proceeds from sale of mortgage loans held for sale	655,497	423,858
Changes in assets and liabilities:
Interest receivable	4,680	(18,021)
Other assets	(2,402)	(19,676)
Accrued interest and other liabilities	(58,284)	76,265
Income taxes payable	6,786	(34,233)
Net cash provided by operating activities	176,310	86,964

INVESTING ACTIVITIES
Net change in loans	1,520,504	(318,795)
Proceeds from sale of loans	1,847	4,600
Net change in due from banks - time	244	(7)
Purchases of premises and equipment, net	(5,829)	(19,784)
Proceeds from sale of premises held for sale	5,156	—
Proceeds from sale of foreclosed assets held for sale	10,988	6,173
Proceeds from sale of available-for-sale securities	249,454	1,201,778
Proceeds from maturities of available-for-sale securities	314,547	2,048,453
Purchases of available-for-sale securities	(3,672,029)	(2,386,878)
Proceeds from maturities of held-to-maturity securities	9,479	5,932
Purchases of held-to-maturity securities	(606,187)	(16,997)
Purchase of bank owned life insurance	(160,000)	—
Proceeds from bank owned life insurance death benefits	3,032	763
Disposition of assets and liabilities held for sale	(134,166)	181,261
Net cash (used in) provided by investing activities	(2,462,960)	706,499

FINANCING ACTIVITIES
Net change in deposits	1,307,965	561,185
Repayments of subordinated debentures	—	(5,927)
Dividends paid on preferred stock	(26)	(26)
Dividends paid on common stock	(39,010)	(37,606)
Net change in other borrowed funds	(2,874)	96,090
Net change in federal funds purchased and securities sold under agreements to repurchase	(111,896)	236,880
Net shares issued (cancelled) under stock compensation plans	1,373	(3,171)
Shares issued under employee stock purchase plan	1,170	956
Repurchases of common stock	(3,080)	(93,307)
Net cash provided by financing activities	1,153,622	755,074

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,133,028)	1,548,537
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,472,152	996,623

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,339,124	$2,545,160
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2021 and 2020

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended June 30, 2021
Balance, March 31, 2021 (Unaudited)	$767	$1,083	$2,017,188	$(37,176)	$948,913	$2,930,775

Comprehensive income	—	—	—	49,249	74,924	124,173
Stock-based compensation plans, net – 40,937 shares	—	1	3,940	—	—	3,941
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.18 per share	—	—	—	—	(19,510)	(19,510)

Balance, June 30, 2021 (Unaudited)	$767	$1,084	$2,021,128	$12,073	$1,004,314	$3,039,366

Three Months Ended June 30, 2020
Balance, March 31, 2020 (Unaudited)	$767	$1,090	$2,026,420	$38,230	$778,893	$2,845,400

Comprehensive income	—	—	—	16,080	58,802	74,882
Stock-based compensation plans, net – 28,058 shares	—	—	2,963	—	—	2,963
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.17 per share	—	—	—	—	(18,529)	(18,529)

Balance, June 30, 2020 (Unaudited)	$767	$1,090	$2,029,383	$54,310	$819,153	$2,904,703
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2021 and 2020

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Six Months Ended June 30, 2021
Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

Comprehensive (loss) income	—	—	—	(47,653)	142,344	94,691
Stock issued for employee stock purchase plan – 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net – 379,226 shares	—	3	8,962	—	—	8,965
Stock repurchases – 130,916 shares	—	(1)	(3,079)	—	—	(3,080)
Dividends on preferred stock	—	—	—	—	(26)	(26)
Dividends on common stock – $0.36 per share	—	—	—	—	(39,010)	(39,010)

Balance, June 30, 2021 (Unaudited)	$767	$1,084	$2,021,128	$12,073	$1,004,314	$3,039,366

Six Months Ended June 30, 2020
Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	33,419	136,038	169,457
Stock issued for employee stock purchase plan – 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net – 244,443 shares	—	2	4,404	—	—	4,406
Stock repurchases – 4,922,336 shares	—	(49)	(93,258)	—	—	(93,307)
Dividends on preferred stock	—	—	—	—	(26)	(26)
Dividends on common stock – $0.34 per share	—	—	—	—	(37,606)	(37,606)

Balance, June 30, 2020 (Unaudited)	$767	$1,090	$2,029,383	$54,310	$819,153	$2,904,703

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 198 financial centers as of June 30, 2021, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

During the second quarter of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. These transaction fees, as well as additional certain prior year amounts, have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

Recently Adopted Accounting Standards

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021, although a number of key settings will continue until June

2023, to support the rundown of legacy contracts only. As a result, LIBOR should be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The Company formed a LIBOR Transition Team in 2020, has created standard LIBOR replacement language for new and modified loan notes, and is monitoring the remaining loans with LIBOR rates monthly to ensure progress in updating these loans with acceptable LIBOR replacement language or converting them to other interest rates. The Company has not been offering LIBOR-indexed rates originated by other banks, subject to the Company’s determination that the LIBOR replacement language in the loan documents meets the Company’s standards. Pursuant to the Interagency Statement on LIBOR Transition issued in November 2020, the Company will not enter into any new LIBOR-based credit agreements after December 31, 2021. The adoption of ASU 2020-04 has not had a material impact on the Company’s financial position or results of operations.

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

Fair Value Measurement Disclosures – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), that eliminates, amends and adds disclosure requirements for fair value measurements. These amendments are part of FASB’s disclosure review project and are expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The eliminated disclosure requirements include the 1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; 2) the policy of timing of transfers between levels of the fair value hierarchy; and 3) the valuation processes for Level 3 fair value measurements. Among other modifications, the amended disclosure requirements remove the term “at a minimum” from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Under the new disclosure requirements, entities must disclose the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2018-13 did not have a material impact on the Company’s fair value disclosures.

Credit Losses on Financial Instruments – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires earlier measurement of credit losses, expands the range of information considered in determining expected credit losses and enhances disclosures. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replaced the incurred loss impairment methodology in US GAAP with a methodology (the current expected credit losses, or “CECL”, methodology) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses. This methodology replaced the multiple existing impairment methods in previous guidance, which generally required that a loss be incurred before it is recognized. Within the life cycle of a loan or other financial asset, this new guidance will generally result in the earlier recognition of the provision for credit losses and the related allowance for credit losses than previous practice. For available-for-sale debt securities that the Company intends to hold and where fair value is less than cost, credit-related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

The effective date for these amendments was for fiscal years beginning after December 15, 2019. In preparation for implementation of ASU 2016-13, the Company formed a cross functional team that assessed its data and system needs and evaluated the potential impact of adopting the new guidance. The Company anticipated a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the prior accounting practice that utilized the incurred loss model.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed in to law by the President of the United States (“President”) and allows the option to temporarily defer or suspend the adoption of ASU 2016-13. During the deferral, a registrant would continue to use the incurred loss model for the allowance for loan and lease losses and would be in accordance with US GAAP. The Company did not elect to temporarily defer the adoption of ASU 2016-13 and adopted the new standard as of January 1, 2020. Upon adoption, the Company recorded an additional allowance for credit losses on loans of approximately $151.4 million and an adjustment to the reserve for unfunded commitments recorded in other liabilities of $24.0 million. The Company also recorded an additional allowance for credit losses on investment securities of $742,000. The impact at adoption was reflected as an adjustment to beginning retained earnings, net of income taxes, in the amount of $128.1 million.

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

Recently Issued Accounting Standards

Leases - In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (“ASU 2021-05”), that amends lease classification requirements for lessors. In accordance with ASU 2021-05, lessors should classify and account for a lease that have variable lease payments that do not depend on a reference index rate as an operating lease if both of the following criteria are met: i) the lease would have been classified as a sales-type lease or a direct financing lease under the previous lease classification criteria and ii) sales-type or direct financing lease classification would result in a Day 1 loss. ASU 2021-05 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard, but the standard is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

There have been no other significant changes to the Company’s accounting policies from the 2020 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

NOTE 2: PROPOSED ACQUISITIONS

Landmark Community Bank

On June 4, 2021, the Company and the Bank entered into an Agreement and Plan of Merger (“Landmark Agreement”) with Landmark Community Bank (“Landmark”), headquartered in Collierville, Tennessee, pursuant to which, upon the terms and subject to the conditions of the Landmark Agreement, Landmark will merge with and into the Bank, with the Bank continuing as the surviving entity. According to the terms of the Landmark Agreement, upon consummation of the merger, holders of Landmark’s common stock and common stock equivalents will receive, in the aggregate, 4,500,000 shares of the Company’s common stock and $7,000,000, all subject to certain conditions and potential adjustments under the Landmark agreement.

Landmark conducts banking business from 8 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. As of June 30, 2021, Landmark had approximately $986.7 million in assets, $783.1 million in loans and $823.1 million in deposits. Completion of the Landmark transaction is expected during the fourth quarter of 2021 and is subject to certain closing conditions, including approval by the shareholders of Landmark and customary regulatory approvals.

Triumph Bancshares, Inc.

On June 4, 2021, the Company entered into an Agreement and Plan of Merger (“Triumph Agreement”) with Triumph Bancshares, Inc. (“Triumph”), the parent company of Triumph Bank, headquartered in Memphis, Tennessee, pursuant to which, upon the terms and subject to the conditions of the Triumph Agreement, Triumph will merge with and into the Company, with the Company continuing as the surviving corporation. According to the terms of the Triumph Agreement, upon consummation of the merger, holders of Triumph’s common stock and common stock equivalents will receive, in the aggregate, 4,164,839 shares of the Company’s common stock and $2,645,937.83, all subject to certain conditions and potential adjustments under the Triumph Agreement.

Triumph conducts banking business from 6 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. As of June 30, 2021, Triumph had approximately $886.7 million in assets, $715.8 million in loans and $712.8 million in deposits. Completion of the Triumph transaction is expected during the fourth quarter of 2021 and is subject to certain closing conditions, including approval by the shareholders of Triumph and customary regulatory approvals.

NOTE 3: INVESTMENT SECURITIES

Held-to-maturity securities (“HTM”), which include any security for which the Company has both the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the security’s estimated life. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.

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

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

June 30, 2021
U.S. Government agencies	$77,396	$—	$77,396	$—	$(2,054)	$75,342
Mortgage-backed securities	60,649	—	60,649	474	(729)	60,394
State and political subdivisions	794,178	(871)	793,307	8,118	(2,523)	798,902
Other securities	261	(261)	—	958	—	958
Total HTM	$932,484	$(1,132)	$931,352	$9,550	$(5,306)	$935,596

December 31, 2020
Mortgage-backed securities	$22,354	$—	$22,354	$683	$—	$23,037
State and political subdivisions	312,416	(2,307)	310,109	8,148	(30)	318,227
Other securities	1,176	(608)	568	93	—	661
Total HTM	$335,946	$(2,915)	$333,031	$8,924	$(30)	$341,925

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. As of June 30, 2021, HTM MBS consists of $6.1 million and $54.5 million of commercial MBS and residential MBS, respectively. As of December 31, 2020, HTM MBS consists of $7.7 million and $14.7 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

June 30, 2021
U.S. Treasury	$600	$—	$—	$—	$600
U.S. Government agencies	567,722	—	720	(13,505)	554,937
Mortgage-backed securities	3,996,823	—	13,405	(23,019)	3,987,209
State and political subdivisions	1,526,833	—	36,945	(6,281)	1,557,497
Other securities	451,044	—	8,291	(2,997)	456,338
Total AFS	$6,543,022	$—	$59,361	$(45,802)	$6,556,581

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2020
U.S. Government agencies	$477,693	$—	$844	$(1,300)	$477,237
Mortgage-backed securities	1,374,769	—	21,261	(1,094)	1,394,936
State and political subdivisions	1,416,136	(217)	55,111	(307)	1,470,723
Other securities	128,445	(95)	2,447	(95)	130,702
Total AFS	$3,397,043	$(312)	$79,663	$(2,796)	$3,473,598

As of June 30, 2021, AFS MBS consists of $1.34 billion and $2.65 billion of commercial MBS and residential MBS, respectively. As of December 31, 2020, AFS MBS consists of $406.1 million and $988.8 million of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at June 30, 2021 was $4.2 million and $21.8 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of June 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$429,402	$(13,091)	$35,862	$(414)	$465,264	$(13,505)
Mortgage-backed securities	2,196,453	(23,016)	290	(3)	2,196,743	(23,019)
State and political subdivisions	377,432	(6,196)	2,485	(85)	379,917	(6,281)
Other securities	142,041	(2,997)	—	—	142,041	(2,997)
Total AFS	$3,145,328	$(45,300)	$38,637	$(502)	$3,183,965	$(45,802)

As of June 30, 2021, the Company’s investment portfolio included $6.6 billion of AFS securities, of which $3.2 billion, or 48.6%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

Allowance for Credit Losses

All MBS held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, highly rated by major rating agencies and have a long history of no credit losses. Accordingly, no allowance for credit losses has been recorded for these securities.

Regarding securities issued by state and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal forecasts, and (v) whether or not such securities provide insurance or other credit enhancement or are pre-refunded by the issuers.

The following table details activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2021 on the Company’s HTM and AFS securities portfolios.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2021
Held-to-maturity
Beginning balance, April 1, 2021	$1,042	$576	$1,618
Provision for credit loss expense	(171)	(315)	(486)
Ending balance, June 30, 2021	$871	$261	$1,132

Available-for-sale
Beginning balance, April 1, 2021	$64	$2,390	$2,454
Net decrease in allowance on previously impaired securities	(64)	(2,390)	(2,454)
Ending balance, June 30, 2021	$—	$—	$—

Six Months Ended June 30, 2021
Held-to-maturity
Beginning balance, January 1, 2021	$2,307	$608	$2,915
Provision for credit loss expense	(1,436)	253	(1,183)
Securities charged-off	—	(600)	(600)
Ending balance, June 30, 2021	$871	$261	$1,132

Available-for-sale
Beginning balance, January 1, 2021	$217	$95	$312
Reduction due to sales	—	(11)	(11)
Net decrease in allowance on previously impaired securities	(217)	(84)	(301)
Ending balance, June 30, 2021	$—	$—	$—

Activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2020 on the Company’s HTM and AFS securities portfolio was as follows:

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2020
Held-to-maturity
Beginning balance, April 1, 2020	$97	$312	$409
Provision for credit loss expense	(2)	(100)	(102)
Ending balance, June 30, 2020	$95	$212	$307

Available-for-sale
Beginning balance, April 1, 2020	$95	$174	$269
Credit losses on securities not previously recorded	370	160	530
Net decrease in allowance on previously impaired securities	(94)	(96)	(190)
Ending balance, June 30, 2020	$371	$238	$609

(In thousands)	State and Political Subdivisions	Other Securities	Total
Six Months Ended June 30, 2020
Held-to-maturity
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	37	(99)	(62)
Ending balance, June 30, 2020	$95	$212	$307

Available-for-sale
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	77	192	269
Reduction due to sales	(142)	—	(142)
Net increase in allowance on previously impaired securities	63	46	109
Ending balance, June 30, 2020	$371	$238	$609

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, the provision for credit losses related to AFS securities was reduced by $2,454,000 and $312,000 during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the provision for credit losses was $340,000 and $236,000, respectively, related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2021:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$63,864	$57,797	$—	$121,661	$—
Aa/AA	308,600	130,664	—	439,264	—
A	31,365	9,970	—	41,335	—
Not Rated	185,598	6,320	—	191,918	261
Total	$589,427	$204,751	$—	$794,178	$261

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

Income earned on securities for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Taxable:
Held-to-maturity	$837	$288	$1,350	$459
Available-for-sale	13,757	7,086	23,364	19,667

Non-taxable:
Held-to-maturity	3,030	68	5,034	140
Available-for-sale	9,504	6,031	18,953	12,150
Total	$27,128	$13,473	$48,701	$32,416

The amortized cost and estimated fair value by maturity of securities as of June 30, 2021 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$6,819	$6,884	$11,777	$11,834
After one through five years	7,680	8,029	51,854	52,281
After five through ten years	9,734	10,115	531,599	537,748
After ten years	847,602	850,174	1,949,938	1,966,476
Securities not due on a single maturity date	60,649	60,394	3,996,823	3,987,209
Other securities (no maturity)	—	—	1,031	1,033
Total	$932,484	$935,596	$6,543,022	$6,556,581

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.89 billion at June 30, 2021 and $2.01 billion at December 31, 2020.

There were approximately $5.2 million of gross realized gains and $26,000 of gross realized losses from the sale of securities during the three months ended June 30, 2021, and approximately $10.6 million of gross realized gains and $39,000 of gross realized losses from the sale of securities during the six months ended June 30, 2021. The Company sold approximately $249.5 million of investment securities during the six months ended June 30, 2021. There were approximately $391,000 of gross realized gains and $1,000 of gross realized losses from the sale of securities during the three months ended June 30, 2020, and approximately $32.5 million of gross realized gains and $2,600 of gross realized losses from the sale of securities during the six months ended June 30, 2020. During the first half of 2020, the Company sold approximately $1.2 billion of investment securities to create additional liquidity. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2021 and 2020.

NOTE 4: OTHER LIABILITIES HELD FOR SALE

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

The Company recognized a gain on sale of $5.3 million related to the Illinois Branches in the six month period ended June 30, 2021.

As of June 30, 2021, there were no outstanding other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At June 30, 2021, the Company’s loan portfolio was $11.39 billion, compared to $12.90 billion at December 31, 2020. The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$177,634	$188,845
Other consumer	181,712	202,379
Total consumer	359,346	391,224
Real Estate:
Construction and development	1,428,165	1,596,255
Single family residential	1,608,028	1,880,673
Other commercial	5,332,655	5,746,863
Total real estate	8,368,848	9,223,791
Commercial:
Commercial	2,074,729	2,574,386
Agricultural	193,462	175,905
Total commercial	2,268,191	2,750,291
Other	389,967	535,591
Total loans	$11,386,352	$12,900,897

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $43.7 million and $57.3 million at June 30, 2021 and December 31, 2020, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $41.9 million and $54.4 million at June 30, 2021 and December 31, 2020, respectively, and is included in interest receivable on the consolidated balance sheets.

Loan Origination/Risk Management – The Company seeks to manage its credit risk by diversifying its loan portfolio, determining that borrowers have adequate sources of cash flow for loan repayment without liquidation of collateral; obtaining and monitoring collateral; and providing an adequate allowance for credit losses by regularly reviewing loans through the internal loan review process. The loan portfolio is diversified by borrower, purpose and industry. The Company seeks to use diversification within the loan portfolio to reduce its credit risk, thereby minimizing the adverse impact on the portfolio if weaknesses develop in either the economy or a particular segment of borrowers. Collateral requirements are based on credit assessments of borrowers and may be used to recover the debt in case of default.

Consumer – The consumer loan portfolio consists of credit card loans and other consumer loans. Credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Although they are regularly reviewed to facilitate the identification and monitoring of creditworthiness, credit card loans are unsecured loans, making them more susceptible to economic downturns that result in increased unemployment. Other consumer loans include direct and indirect installment loans and account overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Real estate – The real estate loan portfolio consists of construction and development loans (“C&D”), single family residential loans and commercial loans. C&D and commercial real estate (“CRE”) loans can be particularly sensitive to valuation of real estate. CRE cycles are inevitable. The long planning and production process for new properties and rapid shifts in business conditions and employment create an inherent tension between supply and demand for commercial properties. While general economic trends often move individual markets in the same direction over time, the timing and magnitude of changes are determined by other forces unique to each market. CRE cycles tend to be local in nature and longer than other credit cycles. Factors influencing the CRE market are traditionally different from those affecting residential real estate markets; thereby making predictions for one market based on the other difficult. Additionally, submarkets within CRE – such as office, industrial, apartment, retail and hotel – also experience different cycles, providing an opportunity to lower the overall risk through diversification across types of CRE loans. Management realizes that local demand and supply conditions will also mean that different geographic areas will experience cycles of different amplitude and duration. The Company monitors these loans closely.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the CARES Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of June 30, 2021 and December 31, 2020, the total outstanding balance of PPP loans was $441.4 million and $904.7 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$282	$301
Other consumer	594	1,219
Total consumer	876	1,520
Real estate:
Construction and development	1,737	3,625
Single family residential	29,553	28,062
Other commercial	19,018	24,155
Total real estate	50,308	55,842
Commercial:
Commercial	28,649	65,244
Agricultural	449	273
Total commercial	29,098	65,517
Total	$80,282	$122,879

As of June 30, 2021 and December 31, 2020, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $15.7 million and $16.8 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2021
Consumer:
Credit cards	$644	$273	$917	$176,717	$177,634	$132
Other consumer	944	121	1,065	180,647	181,712	—
Total consumer	1,588	394	1,982	357,364	359,346	132
Real estate:
Construction and development	4,360	1,595	5,955	1,422,210	1,428,165	—
Single family residential	6,883	8,061	14,944	1,593,084	1,608,028	—
Other commercial	11,846	15,242	27,088	5,305,567	5,332,655	127
Total real estate	23,089	24,898	47,987	8,320,861	8,368,848	127
Commercial:
Commercial	18,162	9,167	27,329	2,047,400	2,074,729	394
Agricultural	105	353	458	193,004	193,462	—
Total commercial	18,267	9,520	27,787	2,240,404	2,268,191	394
Other	—	—	—	389,967	389,967	—
Total	$42,944	$34,812	$77,756	$11,308,596	$11,386,352	$653

December 31, 2020
Consumer:
Credit cards	$708	$256	$964	$187,881	$188,845	$256
Other consumer	2,771	302	3,073	199,306	202,379	13
Total consumer	3,479	558	4,037	387,187	391,224	269
Real estate:
Construction and development	1,375	3,089	4,464	1,591,791	1,596,255	—
Single family residential	23,726	14,339	38,065	1,842,608	1,880,673	253
Other commercial	2,660	9,586	12,246	5,734,617	5,746,863	—
Total real estate	27,761	27,014	54,775	9,169,016	9,223,791	253
Commercial:
Commercial	7,514	7,429	14,943	2,559,443	2,574,386	56
Agricultural	226	187	413	175,492	175,905	—
Total commercial	7,740	7,616	15,356	2,734,935	2,750,291	56
Other	92	—	92	535,499	535,591	—
Total	$39,072	$35,188	$74,260	$12,826,637	$12,900,897	$578

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. The Company returns TDRs to accrual status only if (1) all contractual amounts due can reasonably be expected to be repaid within a prudent period and (2) repayment has been in accordance with the contract for a sustained period, typically at least six months.

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. In March 2020, the federal financial institution regulatory agencies issued an interagency statement encouraging financial institutions to work constructively with borrowers affected by COVID-19 and provided information regarding loan modifications. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended in late fourth quarter of 2020 to extend COVID-19 relief related to loan modifications to the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. As of June 30, 2021, the Company had 43 COVID-19 loan modifications outstanding in the amount of $134.5 million. Deferred interest on these loan modifications will be collected at the end of the note or once regular payments are resumed.

TDRs are individually evaluated for expected credit losses. The Company assesses the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determines if a specific allowance for credit losses is needed.

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
June 30, 2021
Real estate:
Single-family residential	29	$3,074	13	$1,242	42	$4,316
Other commercial	2	825	1	5	3	830
Total real estate	31	3,899	14	1,247	45	5,146
Commercial:
Commercial	1	537	3	1,413	4	1,950
Total commercial	1	537	3	1,413	4	1,950
Total	32	$4,436	17	$2,660	49	$7,096

December 31, 2020
Real estate:
Single-family residential	28	$2,463	18	$2,736	46	$5,199
Other commercial	1	49	1	12	2	61
Total real estate	29	2,512	19	2,748	48	5,260
Commercial:
Commercial	3	626	3	1,627	6	2,253
Total commercial	3	626	3	1,627	6	2,253
Total	32	$3,138	22	$4,375	54	$7,513

The following table presents loans that were restructured as TDRs during the three and six month periods ended June 30, 2021 and 2020.

(Dollars in thousands)	Number of loans	Balance Prior to TDR	Balance at June 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three and Six Months Ended June 30, 2021
Real estate:
Other commercial	1	$784	$778	$—	$778	$—
Total real estate	1	$784	$778	$—	$778	$—

Three and Six Months Ended June 30, 2020
Real estate:
Single-family residential	1	$147	$147	$147	$—	$—
Total real estate	1	$147	$147	$147	$—	$—

During the three and six months ended June 30, 2021, the Company modified one loan with a recorded investment of $784,000 prior to modification which was deemed a TDR. The restructured loan was modified by deferring amortized principal payments and requiring interest only payments for a period of up to 12 months. A specific reserve of approximately $5,100 was recorded with respect to this TDR. Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

Additionally, there were no loans considered TDRs for which a payment default occurred during the six months ended June 30, 2021 or 2020. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which Other Real Estate Owned (“OREO”) was received in full or partial satisfaction of the loans during the three and six month periods ended June 30, 2021 or 2020. At June 30, 2021 and December 31, 2020, the Company had $3,364,000 and $7,182,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2021 and December 31, 2020, the Company had $1,752,000 and $3,172,000, respectively, of OREO secured by residential real estate properties.

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

The Company utilizes a risk rating matrix to assign a risk rate to each of its commercial and real estate loans. Risk ratings are updated on an ongoing basis and are subject to change by continuous loan monitoring processes including lending management monitoring, executive management and board committee oversight, and independent credit review. A description of the general characteristics of the risk ratings is as follows:

•Pass (Excellent) – This category includes loans which are virtually free of credit risk. Borrowers in this category represent the highest credit quality and greatest financial strength.
•Pass (Good) - Loans under this category possess a nominal risk of default. This category includes borrowers with strong financial strength and superior financial ratios and trends. These loans are generally fully secured by cash or equivalents (other than those rated “excellent”).

•Pass (Acceptable – Average) - Loans in this category are considered to possess a normal level of risk. Borrowers in this category have satisfactory financial strength and adequate cash flow coverage to service debt requirements. If secured, the perfected collateral should be of acceptable quality and within established borrowing parameters.
•Pass (Monitor) - Loans in the Watch (Monitor) category exhibit an overall acceptable level of risk, but that risk may be increased by certain conditions, which represent “red flags”. These “red flags” require a higher level of supervision or monitoring than the normal “Pass” rated credit. The borrower may be experiencing these conditions for the first time, or it may be recovering from weakness, which at one time justified a higher rating. These conditions may include: weaknesses in financial trends; marginal cash flow; one-time negative operating results; non-compliance with policy or borrowing agreements; poor diversity in operations; lack of adequate monitoring information or lender supervision; questionable management ability/stability.
•Special Mention - A loan in this category has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention loans are not adversely classified (although they are “criticized”) and do not expose an institution to sufficient risk to warrant adverse classification. Borrowers may be experiencing adverse operating trends or an ill-proportioned balance sheet. Non-financial characteristics of a Special Mention rating may include management problems, pending litigation, a non-existent or ineffective loan agreement or other material structural weakness, and/or other significant deviation from prudent lending practices.
•Substandard - A Substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. This does not imply ultimate loss of the principal, but may involve burdensome administrative expenses and the accompanying cost to carry the loan.
•Doubtful - A loan classified Doubtful has all the weaknesses inherent in a substandard loan except that the weaknesses make collection or liquidation in full (on the basis of currently existing facts, conditions, and values) highly questionable and improbable. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. The possibility of loss is extremely high, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Pending factors include: proposed merger or acquisition; liquidation procedures; capital injection; perfection of liens on additional collateral; and refinancing plans. Loans classified as Doubtful are placed on nonaccrual status.
•Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loans has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan, even though partial recovery may be affected in the future. Borrowers in the Loss category are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. Loans should be classified as Loss and charged-off in the period in which they become uncollectible.
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
•90+ Days Past Due - Loans in this category are 90 days or more past due and are placed on nonaccrual status. These loans have been subject to the Company’s loss mitigation process and foreclosure and/or charge-off proceedings have commenced.

Effective April 2021, the Company implemented an expanded, dual risk rating scale that utilizes quantitative models and qualitative factors (“score cards”) to assist in determining the appropriate risk rating for its commercial loans. This dual risk rating methodology incorporates a “probability of default” analysis which utilizes quantified metrics such as loan terms and financial performance, as well as a “loss given default” analysis which utilizes collateral values and economics of the market, among other attributes. Model outputs are reviewed and analyzed to ensure the projected risk levels are commensurate with underwriting and credit leader expectations. The expanded risk rating scale includes Probability of Default levels of 1 – 16 and Loss Given Default levels of A – I. The expanded scale allows for more granular recognition of risk and diversification of grading among traditional Pass grades. Implementation of the expanded risk rating scale did not have a material impact on the results of the allowance for credit losses calculation.

The following tables present a summary of loans by credit quality indicator, other than pass or current, as of June 30, 2021 and December 31, 2020 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021 (YTD)	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
June 30, 2021
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$644	$—	$644
90+ days past due	—	—	—	—	—	—	273	—	273
Total consumer - credit cards	—	—	—	—	—	—	917	—	917
Consumer - other
Delinquency:
30-89 days past due	44	193	81	174	178	208	66	—	944
90+ days past due	—	13	56	2	33	17	—	—	121
Total consumer - other	44	206	137	176	211	225	66	—	1,065
Real estate - C&D
Risk rating:
Special mention	—	—	292	—	1,360	—	—	—	1,652
Substandard	1,740	42	547	401	333	733	10,513	1,954	16,263
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	1,740	42	839	401	1,693	733	10,513	1,954	17,915
Real estate - SF residential
Delinquency:
30-89 days past due	111	1,034	540	2,033	844	1,744	505	72	6,883
90+ days past due	—	69	1,203	2,177	1,870	2,197	545	—	8,061
Total real estate - SF residential	111	1,103	1,743	4,210	2,714	3,941	1,050	72	14,944
Real estate - other commercial
Risk rating:
Special mention	30,225	69,187	1,818	8,584	40,531	34,225	127,273	18,393	330,236
Substandard	25,532	25,865	6,477	15,304	33,640	23,723	50,734	20,480	201,755
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	55,757	95,052	8,295	23,888	74,171	57,948	178,007	38,873	531,991
Commercial
Risk rating:
Special mention	—	1,247	354	523	392	752	5,380	12,438	21,086
Substandard	3,627	21,024	3,616	2,035	796	799	25,859	6,601	64,357
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	3,627	22,271	3,970	2,558	1,188	1,551	31,239	19,039	85,443
Commercial - agriculture
Risk rating:
Special mention	—	—	6	10	15	—	—	—	31
Substandard	105	65	121	294	64	20	229	72	970
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	105	65	127	304	79	20	229	72	1,001
Other
Delinquency:
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	—	—	—	—	—	—	—	—	—
Total	$61,384	$118,739	$15,111	$31,537	$80,056	$64,418	$222,021	$60,010	$653,276

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
December 31, 2020
Consumer - credit cards
Delinquency:
30-89 days past due	$—	$—	$—	$—	$—	$—	$708	$—	$708
90+ days past due	—	—	—	—	—	—	256	—	256
Total consumer - credit cards	—	—	—	—	—	—	964	—	964
Consumer - other
Delinquency:
30-89 days past due	234	441	327	658	689	84	339	—	2,772
90+ days past due	79	58	25	80	40	12	8	—	302
Total consumer - other	313	499	352	738	729	96	347	—	3,074
Real estate - C&D
Risk rating:
Special mention	2,728	344	259	2,107	19	—	9,613	—	15,070
Substandard	294	2,069	404	449	342	320	17,914	14	21,806
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	3,022	2,413	663	2,556	361	320	27,527	14	36,876
Real estate - SF residential
Delinquency:
30-89 days past due	6,300	2,258	2,593	2,610	2,058	6,050	1,782	76	23,727
90+ days past due	557	1,853	2,735	2,582	832	3,852	1,928	—	14,339
Total real estate - SF residential	6,857	4,111	5,328	5,192	2,890	9,902	3,710	76	38,066
Real estate - other commercial
Risk rating:
Special mention	100,085	4,346	10,738	19,943	26,245	10,608	63,305	23,435	258,705
Substandard	66,737	9,418	24,380	14,067	3,744	11,158	52,182	39,486	221,172
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	166,822	13,764	35,118	34,010	29,989	21,766	115,487	62,921	479,877
Commercial
Risk rating:
Special mention	5,707	342	465	972	54	—	12,318	22,546	42,404
Substandard	23,227	4,495	1,586	730	276	334	53,682	7,522	91,852
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	28,934	4,837	2,051	1,702	330	334	66,000	30,068	134,256
Commercial - agriculture
Risk rating:
Special mention	—	79	13	299	—	6	34	—	431
Substandard	86	101	64	47	12	10	68	75	463
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	86	180	77	346	12	16	102	75	894
Total	$206,034	$25,804	$43,589	$44,544	$34,311	$32,434	$214,137	$93,154	$694,007

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $74.8 million as of June 30, 2021, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
Construction and development	$2,788	$—	$—	$2,788
Single family residential	2,940	—	—	2,940
Other commercial real estate	34,431	—	—	34,431
Commercial	—	30,677	3,979	34,656
Total	$40,159	$30,677	$3,979	$74,815

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2021
Beginning balance, April 1, 2021	$34,633	$195,826	$2,172	$2,485	$235,116
Provision for credit loss expense	(6,678)	(8,522)	4,072	1,117	(10,011)
Charge-offs	(309)	(439)	(1,046)	(411)	(2,205)
Recoveries	2,147	1,523	244	425	4,339
Net charge-offs	1,838	1,084	(802)	14	2,134
Ending balance, June 30, 2021	$29,793	$188,388	$5,442	$3,616	$227,239

Six Months Ended June 30, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Provision for credit loss expense	(13,599)	5,720	(515)	(1,617)	(10,011)
Charge-offs	(1,168)	(2,126)	(2,049)	(1,113)	(6,456)
Recoveries	2,467	1,926	534	729	5,656
Net charge-offs	1,299	(200)	(1,515)	(384)	(800)
Ending balance, June 30, 2021	$29,793	$188,388	$5,442	$3,616	$227,239

Activity in the allowance for credit losses for the three and six months ended June 30, 2020 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2020
Beginning balance, April 1, 2020	$76,327	$141,022	$7,817	$18,029	$243,195
Provision for credit losses	18,400	10,020	3,943	(5,685)	26,678
Charge-offs	(35,687)	(1,824)	(1,053)	(592)	(39,156)
Recoveries	98	253	272	303	926
Net (charge-offs) recoveries	(35,589)	(1,571)	(781)	(289)	(38,230)
Ending balance, June 30, 2020	$59,138	$149,471	$10,979	$12,055	$231,643

Six Months Ended June 30, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	49,307	(2,138)	6,693	(987)	52,875
Charge-offs	(36,210)	(2,220)	(2,494)	(1,971)	(42,895)
Recoveries	445	354	497	746	2,042
Net charge-offs	(35,765)	(1,866)	(1,997)	(1,225)	(40,853)
Ending balance, June 30, 2020	$59,138	$149,471	$10,979	$12,055	$231,643

As of June 30, 2021, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. Provision expense was recaptured for the three and six months ended June 30, 2021 based upon improved asset credit quality metrics combined with improved Moody’s economic modeling scenarios.

Four energy credits within the commercial segment were charged off during the second quarter of 2020 for a total of $32.6 million, of which $27.1 million was specifically reserved in the prior quarter. Additionally, during the second quarter of 2020, the change in the provision for credit losses was related to updated credit loss forecasts using multiple Moody’s economic scenarios. The updates were to reflect the possibility of a longer, more prolonged recovery to the economies that affect the loan portfolio.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of June 30, 2021 and December 31, 2020 was $22.4 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and six months ended June 30, 2021 as it was considered sufficient to cover any loss expectations. For the three and six month periods ended June 30, 2020, net adjustments to the reserve for unfunded commitments resulted in a benefit of $5.0 million and $8.0 million, respectively, and was included in the provision for credit losses in the statement of income.

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

The components of the provision for credit losses for the three and six month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Provision for credit losses related to:
Loans	$(10,011)	$26,678	$(10,011)	$52,875
Unfunded commitments	—	(5,001)	—	(8,000)
Securities - HTM	(486)	(102)	(1,183)	(62)
Securities - AFS	(2,454)	340	(312)	236
Total	$(12,951)	$21,915	$(11,506)	$45,049

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of June 30, 2021 and December 31, 2020 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Right-of-use lease assets	$34,748	$31,348
Lease liabilities	35,072	31,433

Weighted average remaining lease term	8.30 years	6.55 years
Weighted average discount rate	2.79%	3.09%

Operating lease cost for the three and six month periods ended June 30, 2021 was $2.9 million and $5.7 million, respectively, as compared to $3.4 million and $6.6 million for the same periods in 2020.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Right-of-use lease assets	$34,748	$31,348
Premises and equipment:
Land	89,950	90,953
Buildings and improvements	289,934	293,338
Furniture, fixtures and equipment	101,962	100,863
Software	65,675	64,877
Construction in progress	3,698	763
Accumulated depreciation and amortization	(156,380)	(140,450)
Total premises and equipment, net	$429,587	$441,692

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.1 billion at June 30, 2021 and December 31, 2020.

Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2021 or the year ended December 31, 2020. During the first quarter of 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment assessment during each quarter of 2020 and concluded no impairment existed during each period. While the goodwill impairment analyses indicated no impairment during 2020, the Company’s assessment depended on several assumptions which were dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future. Due to the improved market and economic conditions, and the related effects on the Company’s share price, the Company did not perform an interim goodwill impairment assessment during the first quarter of 2021. During the second quarter of 2021, the Company performed an annual goodwill impairment analysis and concluded no impairment existed.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Core deposit premiums:
Balance, beginning of year	$97,363	$111,808
Disposition of intangible asset(1)	(674)	(2,324)
Amortization	(5,990)	(12,121)
Balance, end of period	90,699	97,363
Books of business and other intangibles:
Balance, beginning of year	13,747	15,532
Disposition of intangible asset	—	(413)
Amortization	(687)	(1,372)
Balance, end of period	13,060	13,747
Total other intangible assets, net	$103,759	$111,110
_________________________
(1)    Adjustments recorded for the premiums on certain deposit liabilities associated with the sale of banking operations.

The carrying basis and accumulated amortization of the Company’s other intangible assets at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Core deposit premiums:
Gross carrying amount	$144,202	$146,355
Accumulated amortization	(53,503)	(48,992)
Core deposit premiums, net	90,699	97,363
Books of business and other intangibles:
Gross carrying amount	19,937	19,937
Accumulated amortization	(6,877)	(6,190)
Books of business and other intangibles, net	13,060	13,747
Total other intangible assets, net	$103,759	$111,110

The Company’s estimated remaining amortization expense on other intangible assets as of June 30, 2021 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2021	$6,663
	2022	13,275
	2023	12,992
	2024	12,090
	2025	9,505
	Thereafter	49,234
	Total	$103,759

NOTE 9: TIME DEPOSITS

Time deposits included approximately $2.10 billion and $2.03 billion of certificates of deposit of $100,000 or more, at June 30, 2021, and December 31, 2020, respectively. Of this total approximately $1.00 billion and $889.8 million of certificates of deposit were over $250,000 at June 30, 2021 and December 31, 2020, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Income taxes currently payable	$13,930	$9,391	$25,066	$31,671
Deferred income taxes	3,088	6,202	6,315	4,616
Provision for income taxes	$17,018	$15,593	$31,381	$36,287

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Loans acquired	$7,084	$10,100
Allowance for credit losses	55,064	58,028
Valuation of foreclosed assets	1,673	1,673
Tax NOLs from acquisition	14,720	16,028
Deferred compensation payable	3,267	3,060
Accrued equity and other compensation	5,081	5,905
Acquired securities	491	587
Right-of-use lease liability	8,742	7,835
Allowance for unfunded commitments	5,583	5,583
Other	7,578	7,600
Gross deferred tax assets	109,283	116,399
Deferred tax liabilities:
Goodwill and other intangible amortization	(37,914)	(38,882)
Accumulated depreciation	(33,670)	(34,667)
Right-of-use lease asset	(8,661)	(7,813)
Unrealized gain on AFS securities	(2,058)	(17,521)
Other	(4,335)	(4,021)
Gross deferred tax liabilities	(86,638)	(102,904)

Net deferred tax asset	$22,645	$13,495

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Computed at the statutory rate (21%)	$19,305	$15,620	$36,477	$36,180
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,488	2,296	3,378	4,359
Stock-based compensation	(66)	43	37	69
Tax exempt interest income	(2,741)	(1,421)	(5,251)	(2,842)
Tax exempt earnings on BOLI	(319)	(212)	(560)	(531)
Federal tax credits	(589)	(1,034)	(1,179)	(2,068)
Other differences, net	(60)	301	(1,521)	1,120
Actual tax provision	$17,018	$15,593	$31,381	$36,287

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $65.2 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $172.2 million and $248.9 million at June 30, 2021 and December 31, 2020, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2021
Repurchase agreements:
U.S. Government agencies	$172,215	$—	$—	$—	$172,215

December 31, 2020
Repurchase agreements:
U.S. Government agencies	$248,861	$—	$—	$—	$248,861

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2021 and December 31, 2020 consisted of the following components:

	June 30,	December 31,
(In thousands)	2021	2020
Other Borrowings
FHLB advances, net of discount, due 2022 to 2035, 0.23% to 7.37% secured by real estate loans	$1,306,576	$1,308,674
Other long-term debt	32,617	33,393
Total other borrowings	1,339,193	1,342,067

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,250	25,172
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,032	3,023
Unamortized debt issuance costs	(2,461)	(2,643)
Total subordinated notes and debentures	383,143	382,874
Total other borrowings and subordinated debt	$1,722,336	$1,724,941

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

The Company had total FHLB advances of $1.31 billion at June 30, 2021, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at June 30, 2021 have original maturity dates of ten years to fifteen years with lockout periods that have expired. The Company expects the FHLB’s option to terminate the FOTO advances prior to stated maturity dates will not be exercised due to the current low interest rate environment. The possibility of the FHLB exercising the options is continually analyzed by the Company along with the market expected rate outcome. At June 30, 2021, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $4.9 billion and the Company had approximately $3.5 billion of additional advances available from the FHLB.

The trust preferred securities are tax-advantaged issues that qualify for inclusion as Tier 2 capital at June 30, 2021. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at June 30, 2021, are as follows:

Year	(In thousands)
Remainder of 2021	$923
2022	1,727
2023	1,686
2024	2,327
2025	4,876
Thereafter	1,710,797
Total	$1,722,336

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

On January 14, 2020, Susanne Pace filed a putative class action complaint against Landmark Bank, formerly a wholly-owned subsidiary of The Landrum Company, to which Simmons Bank is a successor by merger in connection with the Company’s acquisition of The Landrum Company which closed in October 2019 in the Circuit Court of Boone County, Missouri. The complaint alleges that Landmark Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserts a claim for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all Landmark Bank checking account customers from Missouri who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff seeks unspecified actual, statutory, and punitive damages as well as costs, attorneys’ fees, prejudgment interest, an injunction, and other relief as the Court deems proper for herself and the putative class. Simmons Bank denies the allegations and is vigorously defending the matter.

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

On May 13, 2021, Susanne Pace filed a second putative class action complaint against Landmark Bank, to which Simmons Bank is a successor by merger, in the circuit court of Boone County, Missouri, which has been removed to the United States District Court for the Western District of Missouri, Central Division. The complaint alleges that Landmark Bank improperly charged multiple insufficient funds or overdraft fees when a merchant or other originator resubmits a rejected payment request. The complaint asserts claims for breach of contract, including breach of the covenant of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all Landmark Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiff seeks unspecified damages, costs, attorney’s fees, pre- and post-judgment interest, an injunction, and other relief as the Court deems proper for herself and the purported class. Simmons Bank denies the allegations and is vigorously defending the matter.

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share, out of the Company’s authorized preferred stock.

Effective July 23, 2021, the Company’s Board of Directors approved an amendment to the Company’s current stock repurchase program (“Program”) that increases the amount of the Company’s common stock that may be repurchased under the Program from a maximum of $180 million to a maximum of $276.5 million and extends the term of the Program from October 31, 2021, to October 31, 2022 (unless terminated sooner). The Program was originally approved on October 17, 2019 and first amended in March 2020; and as of June 30, 2021, the Company has repurchased approximately $126.5 million of its common stock under the Program.

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

During the six month period ended June 30, 2021, the Company repurchased 130,916 shares at an average price of $23.53 per share under the Program. No shares were repurchased during the second quarter of 2021 under the Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company repurchased 4,922,336 shares at an average price of $18.96 per share under the Program during the six months ended June 30, 2020.

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At June 30, 2021, Simmons Bank had approximately $99.3 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of June 30, 2021, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 14.20% at June 30, 2021.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the six months ended June 30, 2021:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2021	658	$22.48	5	$22.35	1,032	$24.53
Granted	—	—	—	—	474	29.18
Stock options exercised	(183)	22.50	—	—	—	—
Stock awards/units vested (earned)	—	—	(3)	22.48	(302)	25.77
Forfeited/expired	—	—	—	—	(60)	26.02

Balance, June 30, 2021	475	$22.47	2	$22.20	1,144	$26.02

Exercisable, June 30, 2021	475	$22.47

The following table summarizes information about stock options under the plans outstanding at June 30, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	0.55	$9.46	1	$9.46
10.65	—	10.65	3	1.58	10.65	3	10.65
20.29	—	20.29	47	3.50	20.29	47	20.29
20.36	—	20.36	1	3.38	20.36	1	20.36
22.20	—	22.20	51	3.73	22.20	51	22.20
22.75	—	22.75	293	4.11	22.75	293	22.75
23.51	—	23.51	72	4.56	23.51	72	23.51
24.07	—	24.07	7	4.21	24.07	7	24.07
$9.46	—	$24.07	475	4.05	$22.47	475	$22.47

The table below summarizes the Company’s performance stock unit activity for the six months ended June 30, 2021:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2021	222
Granted	96
Vested (earned)	(57)
Forfeited	(5)
Non-vested, June 30, 2021	256

Stock-based compensation expense was $7.6 million for both of the six month periods ended June 30, 2021 and 2020. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2021. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $19.6 million at June 30, 2021. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.9 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2021 was $3.3 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.34 as of June 30, 2021, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020, was $1.3 million and $6,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2021 and 2020.

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

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income available to common stockholders	$74,911	$58,789	$142,318	$136,012

Average common shares outstanding	108,362	108,982	108,286	110,936
Average potential dilutive common shares	460	148	460	148
Average diluted common shares	108,822	109,130	108,746	111,084

Basic earnings per share	$0.69	$0.54	$1.31	$1.23
Diluted earnings per share	$0.69	$0.54	$1.31	$1.22

There were no stock options excluded from the earnings per share calculation for the three and six months ended June 30, 2021 due to the average market price exceeding the related stock option exercise price. There were approximately 653,718 stock options excluded from the earnings per share calculation for the three and six months ended June 30, 2020 due to the related stock option exercise price exceeding the average market price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2021	2020
Interest paid	$44,281	$72,146
Income taxes (refunded) paid	(32,980)	3,196
Transfers of loans to foreclosed assets held for sale	3,289	1,147
Transfers of premises to foreclosed assets and other real estate owned	—	3,120
Transfers of premises held for sale to other real estate owned	4,368	—
Transfers of loans to other assets held for sale	—	114,925
Transfers of deposits to other liabilities held for sale	—	58,405

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and six months ended June 30, 2021 was $8.1 million and $18.4 million, respectively. Other income for the same periods in 2020 was $9.8 million and $22.6 million, respectively. During the six month periods in 2021 and 2020, the Company recognized gains on sale of $5.9 million and $8.1 million, respectively, related to the sale of banking operations and bank branches.

Other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Professional services	$4,561	$3,921	$9,808	$9,750
Postage	1,943	1,769	4,313	4,005
Telephone	1,610	2,450	3,242	4,635
Credit card expense (1)	3,339	3,161	6,461	6,194
Marketing	4,740	3,528	7,893	7,913
Software and technology	9,857	10,024	20,108	19,469
Operating supplies	838	828	1,408	1,764
Amortization of intangibles	3,332	3,369	6,676	6,782
Branch right sizing expense	468	1,721	1,093	1,959
Other expense	7,319	7,459	13,859	16,198
Total other operating expenses	$38,007	$38,230	$74,861	$78,669
_________________________
(1)    During the second quarter of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.

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

At June 30, 2021, the Company had outstanding commitments to extend credit aggregating approximately $682.8 million and $2.45 billion for credit card commitments and other loan commitments, respectively. At December 31, 2020, the Company had outstanding commitments to extend credit aggregating approximately $671.5 million and $2.36 billion for credit card commitments and other loan commitments, respectively.

As of June 30, 2021, the Company had outstanding commitments to originate fixed rate-rate mortgage loans of approximately $122.0 million. At December 31, 2020, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $214.0 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $41.9 million and $49.0 million at June 30, 2021, and December 31, 2020, respectively, with terms ranging from 9 months to 15 years. At June 30, 2021 and December 31, 2020, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $97.6 million and $1.5 billion at June 30, 2021 and December 31, 2020, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2021 and December 31, 2020, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

Other liabilities held for sale – The Company’s other liabilities held for sale are reported at fair value utilizing Level 3 inputs. See Note 4, Other Liabilities Held for Sale.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Available-for-sale securities
U.S. Treasury	$600	$600	$—	$—
U.S. Government agencies	554,937	—	554,937	—
Mortgage-backed securities	3,987,209	—	3,987,209	—
State and political subdivisions	1,557,497	—	1,557,497	—
Other securities	456,338	—	456,338	—
Mortgage loans held for sale	36,011	—	—	36,011
Derivative asset	20,475	—	20,475	—
Derivative liability	(20,659)	—	(20,659)	—

December 31, 2020
Available-for-sale securities
U.S. Government agencies	$477,237	$—	$477,237	$—
Mortgage-backed securities	1,394,936	—	1,394,936	—
States and political subdivisions	1,470,723	—	1,470,723	—
Other securities	130,702	—	130,702	—
Mortgage loans held for sale	137,378	—	—	137,378
Derivative asset	35,846	—	35,846	—
Other liabilities held for sale	(154,620)	—	—	(154,620)
Derivative liability	(36,141)	—	(36,141)	—

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$31,232	$—	$—	$31,232
Foreclosed assets and other real estate owned (1)	1,889	—	—	1,889

December 31, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$66,209	$—	$—	$66,209
Foreclosed assets and other real estate owned (1)	17,074	—	—	17,074
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $8,340,000 and $13,725,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2021 and December 31, 2020, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets:
Cash and cash equivalents	$2,339,124	$2,339,124	$—	$—	$2,339,124
Interest bearing balances due from banks - time	1,335	—	1,335	—	1,335
Held-to-maturity securities	931,352	—	935,596	—	935,596
Interest receivable	67,916	—	67,916	—	67,916
Loans, net	11,159,113	—	—	11,270,332	11,270,332

Financial liabilities:
Non-interest bearing transaction accounts	4,893,959	—	4,893,959	—	4,893,959
Interest bearing transaction accounts and savings deposits	10,569,602	—	10,569,602	—	10,569,602
Time deposits	2,841,052	—	—	2,849,515	2,849,515
Federal funds purchased and securities sold under agreements to repurchase	187,215	—	187,215	—	187,215
Other borrowings	1,339,193	—	1,417,544	—	1,417,544
Subordinated notes and debentures	383,143	—	397,691	—	397,691
Interest payable	7,795	—	7,795	—	7,795

December 31, 2020
Financial assets:
Cash and cash equivalents	$3,472,152	$3,472,152	$—	$—	$3,472,152
Interest bearing balances due from banks - time	1,579	—	1,579	—	1,579
Held-to-maturity securities	333,031	—	341,925	—	341,925
Interest receivable	72,597	—	72,597	—	72,597
Loans, net	12,662,847	—	—	12,736,991	12,736,991

Financial liabilities:
Non-interest bearing transaction accounts	4,482,091	—	4,482,091	—	4,482,091
Interest bearing transaction accounts and savings deposits	9,672,608	—	9,672,608	—	9,672,608
Time deposits	2,832,327	—	—	2,848,621	2,848,621
Federal funds purchased and securities sold under agreements to repurchase	299,111	—	299,111	—	299,111
Other borrowings	1,342,067	—	1,448,625	—	1,448,625
Subordinated notes and debentures	382,874	—	398,827	—	398,827
Interest payable	8,887	—	8,887	—	8,887

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	June 30, 2021		December 31, 2020
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$343,900	$20,475	$408,881	$35,846
Derivative liabilities	347,630	20,659	417,941	36,141

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $31.8 million as of June 30, 2021.

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

The outstanding notional value as of June 30, 2021 for energy hedging Customer Sell to Company swaps were $18.1 million and the corresponding Company Sell to Dealer swaps were $18.1 million and the corresponding net fair value of the derivative asset and derivative liability was $346,800.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of June 30, 2021, and the related condensed consolidated statements of income, comprehensive income (loss) and stockholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, and cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 6, 2021

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended June 30, 2021 was $74.9 million, or $0.69 diluted earnings per share, increases of $16.1 million and $0.15, respectively, compared to the second quarter of 2020. Included in both second quarter 2021 and 2020 results were non-core items related to our acquisitions and branch right sizing initiatives. Also included in 2020 results were non-core items related to early retirement programs. Included in both period results are gains associated with the sale of branch operations. Excluding all non-core items, core earnings for the three months ended June 30, 2021 were $75.4 million, or $0.69 core diluted earnings per share, compared to $60.1 million, or $0.55 core diluted earnings per share for the three months ended June 30, 2020.

Net income for the first six months of 2021 was $142.3 million, or $1.31 diluted earnings per share, compared to $136.0 million, or $1.22 diluted earnings per share, for the same period in 2020. Excluding the same non-core items referenced above, year-to-date core earnings were $139.4 million, an increase of $5.4 million compared to the same period in the prior year. Core diluted earnings per share for the first half of 2021 were $1.28 compared to $1.21 for the same period in 2020.

In June 2021, we announced the acquisitions of Landmark, based in Collierville, TN, and Triumph, based in Memphis, TN. Completion of the Landmark and Triumph transactions is expected during the fourth quarter of 2021 and is subject to certain closing conditions, including approval by the shareholders of Landmark and Triumph, as well as customary regulatory approvals.

We continuously evaluate our branch network to ensure it reflects our core footprint and changes in customer behavior which allows us to efficiently serve our customers’ evolving needs. As part of our ongoing branch right sizing initiative, during the second quarter of 2021, we announced plans to close 12 branches during the third quarter of 2021.

Simmons Bank was named to Forbes magazine’s list of “World’s Best Banks” for the second consecutive year and ranked among the top 30 banks in Forbes’ list of “America’s Best Banks” for 2021. We continue to introduce new and innovative products and services using digital channels to provide an enhanced customer experience to “bank when you want, where you want”.

On March 12, 2021, we completed the sale of four Simmons Bank locations in the Metro East area of Southern Illinois, near St. Louis. We recognized a gain of $5.3 million on the sale of the Illinois branches.

We delivered solid performance in multiple areas while continuing to navigate the challenging environment. We are still feeling the effects of the COVID-19 pandemic in the economy and some industries are still struggling to return to pre-COVID levels of performance; however, our asset quality continued to show marked improvement during the second quarter of 2021.

Stockholders’ equity as of June 30, 2021 was $3.0 billion, book value per share was $28.03 and tangible book value per share was $17.16. Our ratio of common stockholders’ equity to total assets was 12.97% and the ratio of tangible common stockholders’ equity to tangible assets was 8.36% at June 30, 2021. The Company’s Tier 1 leverage ratio of 8.99%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” guidelines (see Table 12 in the Capital section of this Item).

Total deposits were $18.3 billion at June 30, 2021, compared to $17.0 billion at December 31, 2020 and $16.6 billion at June 30, 2020. The increase in total deposits is, in significant part, a reflection of the multiple rounds of economic stimulus legislation in response to the COVID-19 pandemic that have created a rapid rise in liquidity and have led to changes in customer spending habits. Trends affected by the increase in customer cash balances are pay downs on loans, decreased loan demand, reduced credit card balances and fewer overdraft activities.

Total loans were $11.4 billion at June 30, 2021, compared to $12.9 billion at December 31, 2020 and $14.6 billion at June 30, 2020. Total loan production (loan originations and advances) during the first half of 2021 totaled $1.8 billion, which positions us to exceed loan production volume reported for the full year of 2020. While loan originations and advances are outpacing prior year production, the decline in loan balances reflects, in significant part, the substantial government stimulus to support the economy during the COVID-19 pandemic which contributed to an increase in the level of loan paydowns, payoffs and corresponding sluggish loan demand throughout the financial services industry.

As of June 30, 2021, we had $441.4 million in loans outstanding under the PPP. The change in total PPP loan balances during the second quarter of 2021 was as follows:

	PPP	PPP	Total
(Dollars in thousands)	Round 1	Round 2	PPP Loans
Beginning balance, January 1, 2021	$904,673	$—	$904,673
PPP loan originations	—	318,906	318,906
PPP loan forgiveness and repayments	(763,902)	(18,324)	(782,226)
Ending balance, June 30, 2021	$140,771	$300,582	$441,353

PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. As a result, excluding PPP loans from total assets, common equity to total assets was 13.22% and tangible common equity to tangible assets was 8.53% as of June 30, 2021.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of June 30, 2021, has approximately $23.4 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 41% of our loan portfolio and approximately 74% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 44% of our loans and 86% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended June 30, 2021, net interest income on a fully taxable equivalent basis was $151.1 million, a decrease of $15.0 million, or 9.0%, over the same period in 2020. The decrease in net interest income was primarily the result of a $22.5 million decrease in fully tax equivalent interest income partially offset by a $7.5 million decrease in interest expense.

The reduction in interest income primarily resulted from a $38.2 million decrease in interest income on loans partially offset by an increase of $15.9 million in interest income on investment securities. The decrease in interest income on loans during the second quarter of 2021, reflects a lower average loan balance combined with an 11 basis point decline in loan yield. The loan yield for the second quarter of 2021 was 4.73% compared to 4.84% from the same period in 2020. We generated additional interest income on investment securities by redeploying a portion of excess cash to purchase $2.5 billion of investment securities during the second quarter of 2021, which included $1.1 billion of short-term, variable rate securities.

The $7.5 million decrease in interest expense is mostly due to the decline in our deposit account rates. Interest expense decreased $7.7 million due to the decrease in yield of 27 basis points on interest-bearing deposit accounts.

Net Interest Income Year-to-Date Analysis

For the six month period ended June 30, 2021, net interest income on a fully taxable equivalent basis was $301.9 million, a decrease of $33.9 million, or 10.1%, over the same period in 2020. The decrease in net interest income was the result of a $60.4 million decrease in fully tax equivalent interest income partially offset by a $26.5 million decrease in interest expense.

The decrease in interest income during the first half of 2021 primarily resulted from a $79.3 million decrease in interest income on loans, that reflects a decrease in loan volume of $59.4 million coupled with a 27 basis point decline in yield that resulted in a $19.9 million decrease, partially offset by an increase in interest income on investment securities of $20.4 million. The decrease in our loan volume during the first six months of 2021 was primarily due to weak loan demand throughout 2020 and into the first half of 2021 as a result of the COVID-19 pandemic. Furthermore, the decline in loan volume also reflects the substantial governmental stimulus to support the economy during the COVID-19 pandemic which contributed to an increase in the level of loan paydowns and payoffs.

We sold approximately $249.5 million of investment securities during the first half of 2021 compared to $1.2 billion of investment securities during the same period in 2020. During the second quarter of 2020, in response to the unfolding events of the COVID-19 pandemic, we focused on the creation of additional liquidity and strengthening our balance sheet. We began to re-invest in our investment security portfolio during the fourth quarter of 2020 and continued into the first half of 2021.

The $26.5 million decrease in interest expense is mostly due to the decrease in our deposit account rates. Interest expense decreased $27.4 million due to the decrease in yield of 44 basis points on interest-bearing deposit accounts, partially offset by an increase of $2.0 million related to approximately $1.1 billion in average deposit growth.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis decreased 53 basis points to 2.89% for the three month period ended June 30, 2021, when compared to 3.42% for the same period in 2020. Normalized for all accretion, our core net interest margin for the three months ended June 30, 2021 and 2020 was 2.78% and 3.18%, respectively. For the six month period ended June 30, 2021, our net interest margin decreased 61 basis points to 2.94% when compared to 3.55% for the same period in 2020.

The decreases in the net interest margin during the three and six months ended June 30, 2021 compared to the same periods in 2020, were primarily due to the aforementioned decline in net interest income coupled with a $1.6 billion increase in average cash and equivalents driven by the lower interest rate environment and additional liquidity created in response to the COVID-19 pandemic. We purchased investment securities which added approximately $2.5 billion to our average investment securities portfolio during the first half of 2021. The impact of these items on net interest margin for the six months ended June 30, 2021 was 27 basis points, bringing the net interest margin adjusted for PPP loans and additional liquidity to 3.21%.

During March 2020, the Federal Open Market Committee, or FOMC, of the Federal Reserve substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic and rates have continued to remain at historically low levels through the second quarter of 2021. As such, our variable rate loan portfolio has repriced to a lower yield and, in response to offset the decline, we have worked to lower our cost of deposits. In addition, our decreased net interest margin is being driven by the decrease in our non-PPP loan portfolio as a result of COVID-19 but our loan pipeline has started to rebuild and we expect modest organic loan growth during the second half of 2021.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2021 and 2020, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Interest income	$166,969	$191,654	$336,403	$400,885
FTE adjustment	4,548	2,350	8,711	4,655
Interest income – FTE	171,517	194,004	345,114	405,540
Interest expense	20,436	27,973	43,189	69,721
Net interest income – FTE	$151,081	$166,031	$301,925	$335,819

Yield on earning assets – FTE	3.28%	4.00%	3.36%	4.28%
Cost of interest bearing liabilities	0.54%	0.78%	0.57%	0.98%
Net interest spread – FTE	2.74%	3.22%	2.79%	3.30%
Net interest margin – FTE	2.89%	3.42%	2.94%	3.55%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2021 vs. 2020	2021 vs. 2020
Decrease due to change in earning assets	$(15,336)	$(27,555)
Decrease due to change in earning asset yields	(7,151)	(32,871)
Decrease due to change in interest bearing liabilities	(89)	(1,566)
Increase due to change in interest rates paid on interest bearing liabilities	7,626	28,098
Decrease in net interest income	$(14,950)	$(33,894)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and six months ended June 30, 2021 and 2020. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$2,703,920	$651	0.10	$2,190,878	$603	0.11
Investment securities - taxable	4,265,545	14,594	1.37	1,642,083	7,131	1.75
Investment securities - non-taxable	2,157,076	16,899	3.14	866,944	8,434	3.91
Mortgage loans held for sale	49,262	386	3.14	86,264	668	3.11
Loans	11,783,839	138,987	4.73	14,731,306	177,168	4.84
Total interest earning assets	20,959,642	171,517	3.28	19,517,475	194,004	4.00
Non-earning assets	2,298,279			2,304,798
Total assets	$23,257,921			$21,822,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,403,932	$4,721	0.18	$9,138,563	$7,203	0.32
Time deposits	2,930,025	6,061	0.83	3,057,153	10,803	1.42
Total interest bearing deposits	13,333,957	10,782	0.32	12,195,716	18,006	0.59
Federal funds purchased and securities sold under agreements to repurchase	240,876	192	0.32	392,633	337	0.35
Other borrowings	1,340,008	4,897	1.47	1,395,109	4,963	1.43
Subordinated debt and debentures	383,078	4,565	4.78	387,422	4,667	4.84
Total interest bearing liabilities	15,297,919	20,436	0.54	14,370,880	27,973	0.78

Non-interest bearing liabilities:
Non-interest bearing deposits	4,826,927			4,354,781
Other liabilities	151,699			216,508
Total liabilities	20,276,545			18,942,169
Stockholders’ equity	2,981,376			2,880,104
Total liabilities and stockholders’ equity	$23,257,921			$21,822,273
Net interest spread – FTE			2.74			3.22
Net interest margin – FTE		$151,081	2.89		$166,031	3.42

	Six Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$3,088,816	$1,449	0.09	$1,477,759	$3,044	0.41
Investment securities - taxable	3,373,375	24,714	1.48	1,983,134	19,883	2.02
Investment securities - non-taxable	2,039,153	32,338	3.20	883,585	16,749	3.81
Mortgage loans held for sale	73,202	1,025	2.82	64,927	949	2.94
Loans	12,149,041	285,588	4.74	14,640,082	364,915	5.01
Total interest earning assets	20,723,587	345,114	3.36	19,049,487	405,540	4.28
Non-earning assets	2,276,218			2,321,761
Total assets	$22,999,805			$21,371,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,249,756	$10,809	0.21	$9,072,133	$25,157	0.56
Time deposits	2,986,201	13,152	0.89	3,104,030	24,126	1.56
Total interest bearing deposits	13,235,957	23,961	0.37	12,176,163	49,283	0.81
Federal funds purchased and securities sold under agreements to repurchase	274,024	437	0.32	361,768	1,096	0.61
Other borrowings	1,340,531	9,699	1.46	1,357,677	9,840	1.46
Subordinated debt and debentures	383,011	9,092	4.79	387,876	9,502	4.93
Total interest bearing liabilities	15,233,523	43,189	0.57	14,283,484	69,721	0.98

Non-interest bearing liabilities:
Non-interest bearing deposits	4,624,158			3,978,728
Other liabilities	164,686			213,918
Total liabilities	20,022,367			18,476,130
Stockholders’ equity	2,977,438			2,895,118
Total liabilities and stockholders’ equity	$22,999,805			$21,371,248
Net interest spread – FTE			2.79			3.30
Net interest margin – FTE		$301,925	2.94		$335,819	3.55

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three and six month periods ended June 30, 2021, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$129	$(81)	$48	$1,819	$(3,414)	$(1,595)
Investment securities - taxable	9,259	(1,796)	7,463	11,228	(6,397)	4,831
Investment securities - non-taxable	10,390	(1,925)	8,465	18,724	(3,135)	15,589
Mortgage loans held for sale	(290)	8	(282)	117	(41)	76
Loans	(34,824)	(3,357)	(38,181)	(59,443)	(19,884)	(79,327)
Total	(15,336)	(7,151)	(22,487)	(27,555)	(32,871)	(60,426)

Interest expense:
Interest bearing transaction and savings accounts	893	(3,375)	(2,482)	2,915	(17,263)	(14,348)
Time deposits	(432)	(4,310)	(4,742)	(884)	(10,090)	(10,974)
Federal funds purchased and securities sold under agreements to repurchase	(122)	(23)	(145)	(223)	(436)	(659)
Other borrowings	(199)	133	(66)	(124)	(17)	(141)
Subordinated notes and debentures	(51)	(51)	(102)	(118)	(292)	(410)
Total	89	(7,626)	(7,537)	1,566	(28,098)	(26,532)
Decrease in net interest income	$(15,425)	$475	$(14,950)	$(29,121)	$(4,773)	$(33,894)

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

The provision for credit losses for the three and six months ended June 30, 2021 was a recapture of $13.0 million and $11.5 million, respectively, compared to an expense of $21.9 million and $45.0 million for the same periods ended June 30, 2020. The recapture of credit losses was driven by improved credit quality metrics and improved macroeconomic factors. Two energy credits that experienced further deterioration and were negatively impacted by the sharp decline in commodity pricing during the first quarter of 2020, resulting in incremental provision expense of $22.0 million during that quarter and combined with uncertain economic forecasts during the first six months of 2020 to drive higher provisions for credit losses during that period.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $47.9 million for the three month period June 30, 2021, a decrease of approximately $882,000, or 1.8%, compared to the same period in 2020, primarily driven by decreases in mortgage lending income and the difference in gains on sale of branches recognized during the periods. Conversely, we had increases in total service charges on deposit accounts and fees of $2.0 million, or 20.3%, primarily attributable to additional customer transactions related to changes in customer spending habits and incremental gains on the sale of securities during the second quarter of 2021.

For the six month period ended June 30, 2021, total non-interest income was $98.3 million, a decrease of approximately $31.6 million, or 24.3%, compared to the same period in 2020, primarily due to decreases in the gains on sale of securities and mortgage lending income. During the first six months of 2021, we sold approximately $249.5 million of investment securities resulting in a net gain of $10.6 million, compared to $1.2 billion of investment securities sold for a net gain of $32.5 million in the first six months of 2020. Additionally, the gain on sale of branches decreased approximately $2.2 million, which we consider a non-core item, compared to the same period in 2020. An increase of $2.1 million in debit and credit fees partially offset the overall decrease in non-interest income during the first six months of 2021 as a result of additional transactions due to the changes in customer spending habits.

Decreases of $8.0 million and $6.6 million in mortgage lending income for the three and six month periods ended June 30, 2021 were largely a result of decreases in the value of derivative contracts related to the mortgage banking operations partially offset by gains on the sale of mortgage loans that were driven by an increase in volume of loans sold during the first half of 2021 compared to the same period in 2020. Beginning in 2020 and continuing into 2021, we experienced an increase in mortgage lending transactions as a result of the low mortgage interest rate environment due to the COVID-19 pandemic. However, we expect mortgage lending volume to continue to decline throughout 2021 given the current environment.

Table 5 shows non-interest income for the three and six month periods ended June 30, 2021 and 2020, respectively, as well as changes in 2021 from 2020.

Table 5: Non-Interest Income

	Three Months Ended June 30,		2021 Change from		Six Months Ended June 30,		2021 Change from
(Dollars in thousands)	2021	2020	2020		2021	2020	2020
Trust income	$7,238	$7,253	$(15)	(0.2)%	$13,904	$14,404	$(500)	(3.5)%
Service charges on deposit accounts	10,050	8,570	1,480	17.3	19,765	21,898	(2,133)	(9.7)
Other service charges and fees	2,048	1,489	559	37.5	3,970	3,077	893	29.0
Mortgage lending income	4,490	12,459	(7,969)	(64.0)	10,937	17,505	(6,568)	(37.5)
SBA lending income	287	245	42	17.1	527	541	(14)	(2.6)
Investment banking income	654	571	83	14.5	1,349	1,448	(99)	(6.8)
Debit and credit card fees (1)	7,882	6,575	1,307	19.9	15,283	13,140	2,143	16.3
Bank owned life insurance income	2,038	1,445	593	41.0	3,561	2,743	818	29.8
Gain on sale of securities, net	5,127	390	4,737	*	10,598	32,485	(21,887)	(67.4)
Gain on sale of branches	445	2,204	(1,759)	(79.8)	5,922	8,093	(2,171)	(26.8)
Other income	7,665	7,605	60	0.8	12,448	14,517	(2,069)	(14.3)
Total non-interest income	$47,924	$48,806	$(882)	(1.8)%	$98,264	$129,851	$(31,587)	(24.3)%
_________________________
(1)    During the second quarter of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.
*    Not meaningful

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended June 30, 2021 was $27.2 million, an increase of $3.3 million from the same period in 2020. Recurring fee income for the six month period ended June 30, 2021, was $52.9 million, an increase of $403,000 from the six month period ended June 30, 2020. The increases in the periods presented are primarily the result of changes in total service charges and debit and credit card fees, previously discussed.

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

For the three month period ended June 30, 2021, non-interest expense was $115.5 million, a decrease of $711,000, or 0.6%, from the three month period ended June 30, 2020. Salaries and employee benefits expense increased $3.1 million during the three month period of 2021 due to associates being hired in lending, wealth and mortgage as we continue to actively recruit new producers.

Non-interest expense for the six months ended June 30, 2021 was $229.3 million, a decrease of $14.4 million, or 5.9%, from the same period in 2020. Normalizing for the non-core costs, core non-interest expense for the six months ended June 30, 2021 decreased $11.0 million, or 4.6%, from the same period in 2020.

The decreases in non-interest expense were primarily related to the realization of expected synergies from the continuous evaluation of our branch network and the branch sales and closures that began in 2020 and have continued in 2021. Additionally, salaries and employee benefits expense during the six month period June 30, 2021 was impacted by savings resulting from the early retirement program offered in the prior year.

Table 6 below shows non-interest expense for the three and six month periods ended June 30, 2021 and 2020, respectively, as well as changes in 2021 from 2020.

Table 6: Non-Interest Expense

	Three Months Ended June 30,		2021 Change from		Six Months Ended June 30,		2021 Change from
(Dollars in thousands)	2021	2020	2020		2021	2020	2020
Salaries and employee benefits	$60,261	$57,151	$3,110	5.4%	$120,601	$125,075	$(4,474)	(3.6)%
Early retirement expense	—	493	(493)	(100.0)	—	493	(493)	(100.0)
Occupancy expense, net	9,103	9,217	(114)	(1.2)	18,403	18,727	(324)	(1.7)
Furniture and equipment expense	4,859	6,144	(1,285)	(20.9)	10,274	11,867	(1,593)	(13.4)
Other real estate and foreclosure expense	863	274	589	*	1,206	599	607	101.3
Deposit insurance	1,687	2,838	(1,151)	(41.0)	2,995	5,313	(2,318)	(43.6)
Merger related costs	686	1,830	(1,144)	(62.5)	919	2,898	(1,979)	(68.3)
Other operating expenses:
Professional services	4,561	3,921	640	16.3	9,808	9,750	58	0.6
Postage	1,943	1,769	174	9.8	4,313	4,005	308	7.7
Telephone	1,610	2,450	(840)	(34.3)	3,242	4,635	(1,393)	(30.1)
Credit card (1)	3,339	3,161	178	5.6	6,461	6,194	267	4.3
Marketing	4,740	3,528	1,212	34.4	7,893	7,913	(20)	(0.3)
Software and technology	9,857	10,024	(167)	(1.7)	20,108	19,469	639	3.3
Operating supplies	838	828	10	1.2	1,408	1,764	(356)	(20.2)
Amortization of intangibles	3,332	3,369	(37)	(1.1)	6,676	6,782	(106)	(1.6)
Branch right sizing	468	1,721	(1,253)	(72.8)	1,093	1,959	(866)	(44.2)
Other	7,319	7,459	(140)	(1.9)	13,859	16,198	(2,339)	(14.4)
Total non-interest expense	$115,466	$116,177	$(711)	(0.6)%	$229,259	$243,641	$(14,382)	(5.9)%
_________________________
(1)    During the second quarter of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.
*    Not meaningful

INVESTMENTS AND SECURITIES

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either HTM or AFS. Our philosophy regarding investments is conservative based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, MBS and municipal securities. Our general policy is not to invest in derivative type investments or high-risk securities, except for collateralized MBS for which collection of principal and interest is not subordinated to significant superior rights held by others.

HTM and AFS investment securities were $931.4 million and $6.6 billion, respectively, at June 30, 2021, compared to the HTM amount of $333.0 million and AFS amount of $3.5 billion at December 31, 2020. As anticipated, our security portfolio increased during the first six months of 2021 as we reinvested PPP loan repayments and utilized additional liquidity held in cash and cash equivalents. During the second quarter of 2021, we purchased $2.5 billion of investment securities, including strategically redeploying $1.1 billion of excess cash into short-term, variable rate securities, as previously discussed. We will continue to look for opportunities to maximize the value of the investment portfolio.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of June 30, 2021, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

LOAN PORTFOLIO

Our loan portfolio averaged $12.15 billion and $14.64 billion during the first six months of 2021 and 2020, respectively. As of June 30, 2021, total loans were $11.39 billion, a decrease of $1.5 billion from December 31, 2020. The decline in the average loan balance during the first half of 2021 when compared to the same period in 2020 was due to the tepid loan demand that began in late first quarter of 2020 and has continued through 2021 largely as a result of the economic uncertainty stemming from the COVID-19 pandemic. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	June 30,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$177,634	$188,845
Other consumer	181,712	202,379
Total consumer	359,346	391,224
Real estate:
Construction and development	1,428,165	1,596,255
Single family residential	1,608,028	1,880,673
Other commercial	5,332,655	5,746,863
Total real estate	8,368,848	9,223,791
Commercial:
Commercial	2,074,729	2,574,386
Agricultural	193,462	175,905
Total commercial	2,268,191	2,750,291
Other	389,967	535,591
Total loans before allowance for credit losses	$11,386,352	$12,900,897

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $359.3 million at June 30, 2021, or 3.2% of total loans, compared to $391.2 million, or 3.0% of total loans at December 31, 2020. The decrease in consumer loans from December 31, 2020, to June 30, 2021, was primarily due to the expected seasonal decline in our credit card portfolio as well as loan payoffs and pay downs due to additional customer liquidity driven by the government economic stimulus programs in response to the COVID-19 pandemic.

Real estate loans consist of C&D loans, single-family residential loans and CRE loans. Real estate loans were $8.37 billion at June 30, 2021, or 73.5% of total loans, compared to $9.22 billion, or 71.5%, of total loans at December 31, 2020, a decrease of $854.9 million, or 9.3%. Our C&D loans decreased by $168.1 million, or 10.5%, single family residential loans decreased by $272.6 million, or 14.5%, and CRE loans decreased by $414.2 million, or 7.2%. The decreases were largely due to less activity as a result of the pandemic and our effort to manage our real estate portfolio concentration. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.27 billion at June 30, 2021, or 19.9% of total loans, compared to $2.75 billion, or 21.3% of total loans at December 31, 2020, a decrease of $482.1 million, or 17.5%. PPP loan balances declined by $782.2 million during the first six months of 2021 as a result of expected reimbursements from the SBA related to PPP loan forgiveness, partially offset by PPP Round 2 loan originations of $318.9 million during 2021. We expect PPP balances to continue to decline through the remainder of the year. Agricultural loans increased $17.6 million, or 10.0%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter. In addition, we are continuing with our planned exit of the energy portfolio.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume, while still strong, declined during the first six months of 2021 when compared to 2020, leading to a decrease of $145.6 million in other loans primarily from mortgage warehouse lines of credit.

Loan demand appears to be returning to more normalized levels. For the third consecutive quarter, we have experienced an increase in commercial loan demand. Our loan pipeline consisting of all loan opportunities was $1.3 billion at June 30, 2021 compared to $673.7 million at December 31, 2020. Loans approved and ready to close at the end of the quarter totaled $467.1 million.

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

Total non-performing assets decreased $46.6 million from December 31, 2020 to June 30, 2021. Nonaccrual loans decreased by $42.6 million during the period and foreclosed assets held for sale and other real estate owned decreased by $3.2 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions while the decrease in foreclosed assets held for sale and other real estate owned is mainly the result of the disposition of one commercial building in the St. Louis area partially offset by $4.4 million in closed bank branch facilities that were reclassified from premises held for sale during the second quarter of 2021.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.43% at June 30, 2021, compared to 0.66% at December 31, 2020. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan for a borrower experiencing financial difficulty and grant a concession we would not otherwise consider, a “troubled debt restructuring” occurs and the loan is classified as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation has been restructured due to such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance remained relatively flat at $7.1 million as of June 30, 2021, decreasing $417,000 from December 31, 2020.

TDRs are individually evaluated for expected credit losses. We assess the exposure for each modification, using either the fair value of the underlying collateral or the present value of expected cash flows, and determine if a specific allowance for credit losses is needed.

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

During 2020 and the first half of 2021, we processed over 3,700 COVID-19 loan modifications in excess of $3.0 billion. At June 30, 2021, the Company had 43 COVID-19 loan modifications outstanding in the amount of $134.5 million. The COVID-19 pandemic has had an unprecedented impact on the hotel, restaurant and retail industries, causing our borrowers in those industries to require loan modifications. At June 30, 2021, the majority of these balances have returned to regular payments and we expect most of the remaining COVID-19 loan modifications to return to regular payments with no credit downgrade or long-term restructure.

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 2.00% as of June 30, 2021. Non-performing loans equaled 0.71% of total loans. Non-performing assets were 0.42% of total assets, a 22 basis point decrease from December 31, 2020. The allowance for credit losses was 281% of non-performing loans. Our annualized net charge-offs to average total loans for the first six months of 2021 was (0.07)%. Excluding credit cards, the annualized net charge-offs to average total loans for the same period was (0.10)%. Annualized net credit card charge-offs to average total credit card loans were 1.78%, compared to 1.60% during the full year 2020, and 117 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans (1)	$80,282	$122,879
Loans past due 90 days or more (principal or interest payments)	653	578
Total non-performing loans	80,935	123,457
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	15,239	18,393
Other non-performing assets	1,062	2,016
Total other non-performing assets	16,301	20,409
Total non-performing assets	$97,236	$143,866

Performing TDRs	$4,436	$3,138
Allowance for credit losses to non-performing loans	281%	193%
Non-performing loans to total loans	0.71%	0.96%
Non-performing assets (including performing TDRs) to total assets	0.43%	0.66%
Non-performing assets to total assets	0.42%	0.64%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $2,660,000 at June 30, 2021 and $4,375,000 at December 31, 2020.

The interest income on nonaccrual loans is not considered material for the three and six month periods ended June 30, 2021 and 2020.

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

An analysis of the allowance for credit losses on loans is shown in Table 10.

Table 10: Allowance for Credit Losses

(In thousands)	2021	2020
Balance, beginning of year	$238,050	$68,244

Impact of CECL adoption	—	151,377
Loans charged off:
Credit card	2,049	2,494
Other consumer	1,113	1,971
Real estate	2,126	2,220
Commercial	1,168	36,210
Total loans charged off	6,456	42,895
Recoveries of loans previously charged off:
Credit card	534	497
Other consumer	729	746
Real estate	1,926	354
Commercial	2,467	445
Total recoveries	5,656	2,042
Net loans charged off	800	40,853
Provision for credit losses	(10,011)	52,875
Balance, June 30,	$227,239	$231,643

Loans charged off:
Credit card		1,619
Other consumer		2,051
Real estate		11,568
Commercial		12,526
Total loans charged off		27,764
Recoveries of loans previously charged off:
Credit card		517
Other consumer		719
Real estate		551
Commercial		2,771
Total recoveries		4,558
Net loans charged off		23,206
Provision for credit losses		29,613
Balance, end of year		$238,050

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and six months ended June 30, 2021 and 2020, and for the year ended December 31, 2020, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of June 30, 2021, the allowance for credit losses reflected a decrease of approximately $10.8 million from December 31, 2020 while total loans decreased $1.5 billion over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. During the first quarter of 2020, we recorded an additional allowance for credit losses for loans of approximately $151.4 million due to the adoption of CECL.

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

The decrease in the allowance for credit losses during the first six months of 2021 was predominately related to economic recovery from the effects of the COVID-19 pandemic and the decline in our loan portfolio. While the economic conditions appear to be improving, certain industries continue to be more adversely impacted than others by this pandemic, such as the restaurant, retail and hotel industries, and there remains uncertainty regarding how borrowers in these industries will recover. Our allowance for credit losses at June 30, 2021 was considered appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, the impact of new COVID-19 variants, future of government assistance related to COVID-19 recovery efforts and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,442	1.7%	$7,472	1.4%
Other consumer	1,160	1.6%	4,100	1.6%
Real estate	188,388	73.5%	182,868	71.5%
Commercial	29,793	19.9%	42,093	21.3%
Other	2,456	3.4%	1,517	4.2%
Total	$227,239	100.0%	$238,050	100.0%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 198 financial centers as of June 30, 2021. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of June 30, 2021, core deposits comprised 86.4% of our total deposits.

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

Our total deposits as of June 30, 2021, were $18.30 billion, an increase of $1.32 billion from December 31, 2020, primarily driven by the government economic stimulus programs and changes in customer spending resulting from the COVID-19 pandemic. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.46 billion at June 30, 2021, compared to $14.15 billion at December 31, 2020, an increase of $1.31 billion. Total time deposits increased $8.7 million to $2.84 billion at June 30, 2021, from $2.83 billion at December 31, 2020. We had $388.5 million and $512.3 million of brokered deposits at June 30, 2021, and December 31, 2020, respectively. Both consumer and commercial deposit balances have grown since the COVID-19 related economic stimulus legislation, including legislation that established the PPP program, was implemented in mid-2020. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.72 billion at June 30, 2021 and December 31, 2020. The outstanding balance for June 30, 2021 includes $1.3 billion in FHLB long-term advances; $330.0 million in subordinated notes; $53.1 million of trust preferred securities and unamortized debt issuance costs; and $32.6 million of other long-term debt.

The FHLB long-term advances outstanding at the end of the second quarter 2021 are primarily FOTO advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at June 30, 2021 had original maturity dates of 10 years to 15 years with lockout periods that have expired. We expect the FHLB to not exercise the options to terminate the FOTO advances prior to their stated maturity dates due to the current low interest rate environment. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. As of June 30, 2021, there were no FHLB short-term advances outstanding.

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

CAPITAL

Overview

At June 30, 2021, total capital was $3.04 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2021, our common equity to asset ratio was 12.97% compared to 13.31% at year-end 2020.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share, out of our authorized preferred stock.

Stock Repurchase Program

Effective July 23, 2021, our Board of Directors approved an amendment to the Company’s current stock repurchase program (“Program”) that increases the amount of our common stock that may be repurchased under the Program from a maximum of $180 million to a maximum of $276.5 million and extends the term of the Program from October 31, 2021, to October 31, 2022 (unless terminated sooner). The Program was originally approved on October 17, 2019 and first amended in March 2020.

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

During the six month periods ended June 30, 2021 and 2020, we repurchased 130,916 shares at an average price per share of $23.53 and 4,922,336 shares at an average price per share of $18.96, respectively, under the Program. No shares were repurchased under the Program during the three months ended June 30, 2021 and 2020.

Cash Dividends

We declared cash dividends on our common stock of $0.36 per share for the first six months of 2021 compared to $0.34 per share for the first six months of 2020, an increase of $0.02, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2021, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at June 30, 2021 and December 31, 2020 are presented in Table 12 below:

Table 12: Risk-Based Capital

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Tier 1 capital:
Stockholders’ equity	$3,039,366	$2,976,656
CECL transition provision	128,933	131,430
Goodwill and other intangible assets	(1,156,203)	(1,163,797)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	(12,073)	(59,726)
Total Tier 1 capital	2,000,023	1,884,563
Tier 2 capital:
Trust preferred securities and subordinated debt	383,143	382,874
Qualifying allowance for credit losses and reserve for unfunded commitments	79,138	89,546
Total Tier 2 capital	462,281	472,420
Total risk-based capital	$2,462,304	$2,356,983

Risk weighted assets	$14,076,975	$14,048,608

Assets for leverage ratio	$22,244,118	$20,765,127

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	14.20%	13.41%
Tier 1 leverage ratio	8.99%	9.08%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP)(1)	9.29%	9.50%
Tier 1 risk-based capital ratio	14.21%	13.41%
Total risk-based capital ratio	17.49%	16.78%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $383.1 million is included as Tier 2 and total capital as of June 30, 2021.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, pending acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies, net interest margin, non-interest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, the impacts of the Company’s and its customers’ participation in the Paycheck Protection Program, the expected performance of COVID-19 loan modifications, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes, including in response to the COVID-19 pandemic; the impacts of the COVID-19 pandemic on the Company’s operations and performance; the ultimate effect of measures the Company takes or has taken in response to the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic, including the effectiveness of vaccination efforts and developments with respect to COVID-19 variants; the pace of recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein; changes in real estate values; changes in interest rates; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, and other outcomes of pending or future litigation, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic (including, among others, the PPP); the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2020, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of branches, merger related costs, early retirement program costs and the net branch right sizing costs}) (non-GAAP) and core diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), the core net interest margin (non-GAAP), core other income (non-GAAP) and core non-interest expense (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The tables below also present computations of certain figures that are exclusive of the impact of PPP loans: the ratios of common equity to total assets and tangible common equity to tangible assets, each adjusted for PPP loans (each non-GAAP), Tier 1 leverage ratio excluding average PPP loans (non-GAAP), and net interest income and net interest margin, each adjusted for PPP loans and additional liquidity (each non-GAAP).

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

We have $1.179 billion and $1.186 billion total goodwill and other intangible assets for the periods ended June 30, 2021 and December 31, 2020, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe the exclusion of PPP loans or their impact, as applicable, in expressing earnings and certain other financial measures provides a meaningful basis for period-to-period and company-to-company comparisons because PPP loans are 100% federally guaranteed and have very low interest rates. The Company’s non-GAAP financial measures that exclude PPP loans or their impact include the ratios of “common equity to total assets” and “tangible common equity to tangible assets,” each adjusted for PPP loans (each non-GAAP), “Tier 1 leverage ratio excluding average PPP loans” (non-GAAP), and “net interest margin,” adjusted for PPP loans and additional liquidity (non-GAAP). Additional liquidity is defined as average interest-bearing balances due from banks greater than normal liquidity levels. Management believes these non-GAAP presentations will assist investors and analysts in analyzing the core financial measures of the Company, including the performance of the Company’s loan portfolio and the Company’s regulatory capital position, and predicting future performance. Management and the Board of Directors utilize these non-GAAP financial measures for financial performance reporting and investor presentations of Company performance.

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13: Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income available to common stockholders	$74,911	$58,789	$142,318	$136,012
Non-core items:
Gain on sale of branches	(445)	(2,204)	(5,922)	(8,093)
Merger related costs	686	1,830	919	2,898
Early retirement program	—	493	—	493
Branch right sizing	468	1,721	1,093	1,959
Tax effect (1)	(185)	(482)	1,022	716
Net non-core items	524	1,358	(2,888)	(2,027)
Core earnings (non-GAAP)	$75,435	$60,147	$139,430	$133,985

Diluted earnings per share(2)	$0.69	$0.54	$1.31	$1.22
Non-core items:
Gain on sale of branches	(0.01)	(0.02)	(0.06)	(0.07)
Merger related costs	0.01	0.02	0.01	0.03
Branch right sizing	—	0.02	0.01	0.02
Tax effect (1)	—	(0.01)	0.01	0.01
Net non-core items	—	0.01	(0.03)	(0.01)
Core diluted earnings per share (non-GAAP)	$0.69	$0.55	$1.28	$1.21
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 14: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Other income	$8,110	$9,809	$18,370	$22,610
Gain on sale of branches	(445)	(2,204)	(5,922)	(8,093)
Core other income (non-GAAP)	$7,665	$7,605	$12,448	$14,517

Non-interest expense	$115,466	$116,177	$229,259	$243,641
Non-core items:
Merger related costs	(686)	(1,830)	(919)	(2,898)
Early retirement program	—	(493)	—	(493)
Branch right sizing	(468)	(1,721)	(1,093)	(1,959)
Total non-core items	(1,154)	(4,044)	(2,012)	(5,350)
Core non-interest expense (non-GAAP)	$114,312	$112,133	$227,247	$238,291

See Table 15 below for the reconciliation of tangible book value per common share.

Table 15: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	June 30,	December 31,
(In thousands, except per share data)	2021	2020
Total stockholders’ equity	$3,039,366	$2,976,656
Preferred stock	(767)	(767)
Total common stockholders’ equity	3,038,599	2,975,889
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(103,759)	(111,110)
Total intangibles	(1,179,064)	(1,186,415)
Tangible common stockholders’ equity	$1,859,535	$1,789,474
Shares of common stock outstanding	108,386,669	108,077,662

Book value per common share	$28.03	$27.53

Tangible book value per common share (non-GAAP)	$17.16	$16.56

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Total common stockholders’ equity	$3,038,599	$2,975,889
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(103,759)	(111,110)
Total intangibles	(1,179,064)	(1,186,415)
Tangible common stockholders’ equity	$1,859,535	$1,789,474

Total assets	$23,423,159	$22,359,752
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(103,759)	(111,110)
Total intangibles	(1,179,064)	(1,186,415)
Tangible assets	$22,244,095	$21,173,337

Paycheck Protection Program (“PPP”) loans	(441,353)	(904,673)
Total assets excluding PPP loans	$22,981,806	$21,455,079
Tangible assets excluding PPP loans	$21,802,742	$20,268,664

Ratio of common equity to assets	12.97%	13.31%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.36%	8.45%
Ratio of common equity to assets excluding PPP loans (non-GAAP)	13.22%	13.87%
Ratio of tangible common equity to tangible assets excluding PPP loans (non-GAAP)	8.53%	8.83%

See Table 17 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 17: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended June 30, 2021
Total Tier 1 capital	$2,000,023

Adjusted average assets for leverage ratio	$22,244,118
Average PPP loans	(707,296)
Adjusted average assets excluding average PPP loans	$21,536,822

Tier 1 leverage ratio	8.99%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.29%

See Table 18 below for the calculation of core net interest margin and net interest margin adjusted for PPP loans and additional liquidity for the periods presented.

Table 18: Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest income	$146,533	$163,681	$293,214	$331,164
FTE adjustment	4,548	2,350	8,711	4,655
Fully tax equivalent net interest income	151,081	166,031	301,925	335,819
Total accretable yield	(5,619)	(11,723)	(12,249)	(23,560)
Core net interest income	$145,462	$154,308	$289,676	$312,259

PPP loan and additional liquidity (1) interest income	(9,445)	(5,623)	(21,694)
Net interest income adjusted for PPP loans and additional liquidity (1)	$141,636	$160,408	$280,231

Average earning assets	$20,959,642	$19,517,475	$20,723,587	$19,049,487
Average PPP loan balance and additional liquidity (1)	(2,659,831)	(2,071,411)	3,139,749
Average earning assets adjusted for PPP loans and additional liquidity (1)	$18,299,811	$17,446,064	$23,863,336

Net interest margin	2.89%	3.42%	2.94%	3.55%
Core net interest margin (non-GAAP)	2.78%	3.18%	2.82%	3.30%
Net interest margin adjusted for PPP loans and additional liquidity (1) (non-GAAP)	3.10%	3.70%	3.21%
_______________________________________
(1)Additional liquidity is estimated as the average interest bearing balances due from banks and federal funds sold greater than $750.0 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2021, undivided profits of Simmons Bank were approximately $462.9 million, of which approximately $99.3 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $3.5 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 87.6% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2021, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 4.53% and 9.52%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of (0.67)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of June 30, 2021, is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2021:

Table 19: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	9.52%
Up 100 basis points	4.53%
Down 25 basis points	(0.67)%

Item 4.    Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s current disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 13, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 23, 2021, our Board of Directors approved an amendment to the Company’s current stock repurchase program (“Program”) that increases the amount of our common stock that may be repurchased under the Program from a maximum of $180 million to a maximum of $276.5 million and extends the term of the Program from October 31, 2021, to October 31, 2022 (unless terminated sooner). The Program was originally approved on October 17, 2019 and first amended in March 2020. The timing, pricing, and amount of any repurchases under the Program will be determined by management at its discretion based on a variety of factors, including but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements.

During the quarter ended June 30, 2021, we repurchased restricted stock in connection with employee tax withholding obligations under employee compensation plans. Information concerning our purchases of common stock is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	—	$—	—	$53,463,000
May 1, 2021 - May 31, 2021	143	29.99	—	$53,463,000
June 1, 2021 - June 30, 2021	—	—	—	$53,463,000
Total	143	$29.99	—
_______________________________________
(1)Total number of shares purchased consists of 143 shares with an average price $29.99 of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

3.2	As Amended By-Laws of Simmons First National Corporation, as amended on October 21, 2020 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed October 22, 2020 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of BKD, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 6, 2021	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	August 6, 2021	/s/ James M. Brogdon
James M. Brogdon
Executive Vice President, Chief Financial Officer, and Treasurer

Date:	August 6, 2021	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer