Form 10-Q
period 2021-09-30
SIMMONS FIRST NATIONAL CORP
filed 2021-11-05
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2021, was 114,829,584.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2021

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2021 and December 31, 2020

	September 30,	December 31,
(In thousands, except share data)	2021	2020
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$225,500	$217,499
Interest bearing balances due from banks and federal funds sold	1,555,913	3,254,653
Cash and cash equivalents	1,781,413	3,472,152
Interest bearing balances due from banks - time	1,780	1,579
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,279 and $2,915 at September 30, 2021 and December 31, 2020, respectively	1,516,797	333,031
Available-for-sale, net of allowance for credit losses of $0 and $312 at September 30, 2021 and December 31, 2020, respectively (amortized cost of $6,852,465 and $3,397,043 at September 30, 2021 and December 31, 2020, respectively)	6,822,203	3,473,598
Total investments	8,339,000	3,806,629
Mortgage loans held for sale	34,628	137,378
Loans	10,825,227	12,900,897
Allowance for credit losses on loans	(202,508)	(238,050)
Net loans	10,622,719	12,662,847
Premises and equipment	463,924	441,692
Premises held for sale	—	15,008
Foreclosed assets and other real estate owned	11,759	18,393
Interest receivable	68,405	72,597
Bank owned life insurance	421,762	255,630
Goodwill	1,075,305	1,075,305
Other intangible assets	100,428	111,110
Other assets	304,807	289,432
Total assets	$23,225,930	$22,359,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$4,918,845	$4,482,091
Interest bearing transaction accounts and savings deposits	10,697,451	9,672,608
Time deposits	2,455,774	2,832,327
Total deposits	18,072,070	16,987,026
Federal funds purchased and securities sold under agreements to repurchase	217,276	299,111
Other borrowings	1,338,585	1,342,067
Subordinated notes and debentures	383,278	382,874
Other liabilities held for sale	—	154,620
Accrued interest and other liabilities	184,190	217,398
Total liabilities	20,195,399	19,383,096

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at September 30, 2021 and December 31, 2020	767	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at September 30, 2021 and December 31, 2020; 106,603,231 and 108,077,662 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,066	1,081
Surplus	1,974,561	2,014,076
Undivided profits	1,065,566	901,006
Accumulated other comprehensive (loss) income	(11,429)	59,726
Total stockholders’ equity	3,030,531	2,976,656
Total liabilities and stockholders’ equity	$23,225,930	$22,359,752

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$132,216	$163,180	$417,444	$527,656
Interest bearing balances due from banks and federal funds sold	763	623	2,212	3,667
Investment securities	30,717	14,910	79,418	47,326
Mortgage loans held for sale	230	1,012	1,255	1,961
TOTAL INTEREST INCOME	163,926	179,725	500,329	580,610

INTEREST EXPENSE
Deposits	9,116	16,206	33,077	65,489
Federal funds purchased and securities sold under agreements to repurchase	70	335	507	1,431
Other borrowings	4,893	4,943	14,592	14,783
Subordinated notes and debentures	4,610	4,631	13,702	14,133
TOTAL INTEREST EXPENSE	18,689	26,115	61,878	95,836

NET INTEREST INCOME	145,237	153,610	438,451	484,774
Provision for credit losses	(19,890)	22,981	(31,396)	68,030

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	165,127	130,629	469,847	416,744

NON-INTEREST INCOME
Trust income	7,145	6,744	21,049	21,148
Service charges on deposit accounts	11,557	10,385	31,322	32,283
Other service charges and fees	1,964	1,764	5,934	4,841
Mortgage lending income	5,818	13,971	16,755	31,476
SBA lending income	191	304	718	845
Investment banking income	732	557	2,081	2,005
Debit and credit card fees	7,102	6,478	20,785	18,296
Bank owned life insurance income	2,573	1,591	6,134	4,334
Gain on sale of securities, net	5,248	22,305	15,846	54,790
Other income	6,220	5,380	24,590	27,990
TOTAL NON-INTEREST INCOME	48,550	69,479	145,214	198,008

NON-INTEREST EXPENSE
Salaries and employee benefits	61,902	61,144	182,503	186,712
Occupancy expense, net	9,361	9,647	27,764	28,374
Furniture and equipment expense	4,895	6,231	15,169	18,098
Other real estate and foreclosure expense	339	602	1,545	1,201
Deposit insurance	1,870	2,244	4,865	7,557
Merger related costs	1,401	902	2,320	3,800
Other operating expenses	34,565	35,807	107,826	113,154
TOTAL NON-INTEREST EXPENSE	114,333	116,577	341,992	358,896

INCOME BEFORE INCOME TAXES	99,344	83,531	273,069	255,856
Provision for income taxes	18,770	17,633	50,151	53,920

NET INCOME	80,574	65,898	222,918	201,936
Preferred stock dividends	13	13	39	39
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$80,561	$65,885	$222,879	$201,897
BASIC EARNINGS PER SHARE	$0.75	$0.60	$2.06	$1.83
DILUTED EARNINGS PER SHARE	$0.74	$0.60	$2.05	$1.83
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
NET INCOME	$80,574	$65,898	$222,918	$201,936

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(41,398)	4,975	(95,313)	82,703
Less: Reclassification adjustment for realized gains included in net income	5,248	22,305	15,846	54,790
Less: Realized loss on available-for-sale securities interest rate hedges	(13,722)	—	(13,722)	—
Amortization of securities transferred from available for sale to held to maturity	1,106	—	1,106	—
Other comprehensive income (loss), before tax effect	(31,818)	(17,330)	(96,331)	27,913
Less: Tax effect of other comprehensive income (loss)	(8,316)	(4,529)	(25,176)	7,295

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(23,502)	(12,801)	(71,155)	20,618

COMPREHENSIVE INCOME	$57,072	$53,097	$151,763	$222,554

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020

(In thousands)	September 30, 2021	September 30, 2020
	(Unaudited)
OPERATING ACTIVITIES
Net income	$222,918	$201,936
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,396	36,590
Provision for credit losses	(31,396)	68,030
Gain on sale of investments	(15,846)	(54,790)
Net accretion of investment securities and assets	(36,929)	(43,286)
Net amortization on borrowings	404	406
Stock-based compensation expense	12,591	10,750
Gain on sale of premises held for sale	(591)	(33)
Gain on sale of foreclosed assets held for sale	(76)	(475)
Gain on sale of mortgage loans held for sale	(29,222)	(28,994)
Gain on sale of other intangibles	—	(301)
Gain on sale of banking operations	(5,316)	(8,094)
Fair value write-down of closed branches	—	1,465
Deferred income taxes	3,585	2,920
Income from bank owned life insurance	(6,229)	(4,983)
Originations of mortgage loans held for sale	(752,480)	(851,356)
Proceeds from sale of mortgage loans held for sale	884,452	745,723
Changes in assets and liabilities:
Interest receivable	4,191	(15,601)
Other assets	(22,677)	(7,009)
Accrued interest and other liabilities	(41,674)	43,696
Income taxes payable	(1,199)	(20,206)
Net cash provided by operating activities	219,902	76,388

INVESTING ACTIVITIES
Net change in loans	2,056,058	243,826
Proceeds from sale of loans	26,472	32,742
Net change in due from banks - time	(201)	493
Purchases of premises and equipment, net	(36,832)	(22,697)
Proceeds from sale of premises held for sale	5,621	123
Proceeds from sale of foreclosed assets held for sale	14,594	9,705
Proceeds from sale of available-for-sale securities	342,577	1,717,364
Proceeds from maturities of available-for-sale securities	559,259	2,218,259
Purchases of available-for-sale securities	(4,786,533)	(3,169,534)
Proceeds from maturities of held-to-maturity securities	13,804	10,520
Purchases of held-to-maturity securities	(694,734)	(16,997)
Purchases of bank owned life insurance	(160,000)	—
Proceeds from bank owned life insurance death benefits	3,814	1,425
Disposition of assets and liabilities held for sale	(134,166)	181,271
Net cash (used in) provided by investing activities	(2,790,267)	1,206,500

FINANCING ACTIVITIES
Net change in deposits	1,075,422	191,714
Repayments of subordinated debentures	—	(5,927)
Dividends paid on preferred stock	(39)	(39)
Dividends paid on common stock	(58,319)	(56,141)
Net change in other borrowed funds	(3,482)	45,170
Net change in federal funds purchased and securities sold under agreements to repurchase	(81,835)	163,549
Net shares issued (cancelled) under stock compensation plans	1,222	(3,355)
Shares issued under employee stock purchase plan	1,170	956
Repurchases of common stock	(54,513)	(93,307)
Net cash provided by financing activities	879,626	242,620

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,690,739)	1,525,508
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,472,152	996,623

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,781,413	$2,522,131
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2021 and 2020

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended September 30, 2021
Balance, June 30, 2021 (Unaudited)	$767	$1,084	$2,021,128	$12,073	$1,004,314	$3,039,366

Comprehensive income	—	—	—	(23,502)	80,574	57,072
Stock-based compensation plans, net – 22,767 shares	—	—	4,848	—	—	4,848
Stock repurchases – 1,806,205 shares	—	(18)	(51,415)	—	—	(51,433)
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.18 per share	—	—	—	—	(19,309)	(19,309)

Balance, September 30, 2021 (Unaudited)	$767	$1,066	$1,974,561	$(11,429)	$1,065,566	$3,030,531

Three Months Ended September 30, 2020
Balance, June 30, 2020 (Unaudited)	$767	$1,090	$2,029,383	$54,310	$819,153	$2,904,703

Comprehensive income	—	—	—	(12,801)	65,898	53,097
Stock-based compensation plans, net – 29,392 shares	—	—	2,989	—	—	2,989
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.17 per share	—	—	—	—	(18,535)	(18,535)

Balance, September 30, 2020 (Unaudited)	$767	$1,090	$2,032,372	$41,509	$866,503	$2,942,241
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2021 and 2020

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Nine Months Ended September 30, 2021
Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

Comprehensive (loss) income	—	—	—	(71,155)	222,918	151,763
Stock issued for employee stock purchase plan – 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net – 401,993 shares	—	3	13,810	—	—	13,813
Stock repurchases – 1,937,121 shares	—	(19)	(54,494)	—	—	(54,513)
Dividends on preferred stock	—	—	—	—	(39)	(39)
Dividends on common stock – $0.54 per share	—	—	—	—	(58,319)	(58,319)

Balance, September 30, 2021 (Unaudited)	$767	$1,066	$1,974,561	$(11,429)	$1,065,566	$3,030,531

Nine Months Ended September 30, 2020
Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	20,618	201,936	222,554
Stock issued for employee stock purchase plan – 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net – 273,835 shares	—	2	7,393	—	—	7,395
Stock repurchases – 4,922,336 shares	—	(49)	(93,258)	—	—	(93,307)
Dividends on preferred stock	—	—	—	—	(39)	(39)
Dividends on common stock – $0.51 per share	—	—	—	—	(56,141)	(56,141)

Balance, September 30, 2020 (Unaudited)	$767	$1,090	$2,032,372	$41,509	$866,503	$2,942,241

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 185 financial centers as of September 30, 2021, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

During the second and third quarters of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. These transaction fees, as well as additional certain prior year amounts, have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income.

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

NOTE 2: ACQUISITIONS (Subsequent Event)

Landmark Community Bank

On June 4, 2021, the Company and the Bank entered into an Agreement and Plan of Merger (“Landmark Agreement”) with Landmark Community Bank (“Landmark”), headquartered in Collierville, Tennessee. The merger was completed on October 8, 2021, at which time Landmark was merged with and into the Bank, with the Bank continuing as the surviving entity. Pursuant to the terms of the Landmark Agreement, holders of Landmark’s common stock and common stock equivalents received, in the aggregate, 4,499,872 shares of the Company’s common stock and $6,451,727.43 in cash.

Prior to the acquisition, Landmark conducted banking business from 8 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. As of September 30, 2021, Landmark had approximately $978.8 million in assets, $784.4 million in loans and $813.3 million in deposits.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the merger. Due to the recent closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of this merger. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the merger.

Triumph Bancshares, Inc.

On June 4, 2021, the Company entered into an Agreement and Plan of Merger (“Triumph Agreement”) with Triumph Bancshares, Inc. (“Triumph”), the parent company of Triumph Bank, headquartered in Memphis, Tennessee. The merger was completed on October 8, 2021, at which time Triumph was merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the terms of the Triumph Agreement, holders of Triumph’s common stock and common stock equivalents received, in the aggregate, 4,164,712 shares of the Company’s common stock and $1,693,402.93 in cash.

Prior to the acquisition, Triumph conducted banking business from 6 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. As of September 30, 2021, Triumph had approximately $855.3 million in assets, $708.0 million in loans and $724.0 million in deposits.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the merger. Due to the recent closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of this merger. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the merger.

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

During the third quarter of 2021, the Company transferred, at fair value, $500.8 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gains of $1.1 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

September 30, 2021
U.S. Government agencies	$232,549	$—	$232,549	$—	$(5,179)	$227,370
Mortgage-backed securities	57,930	—	57,930	417	(1,024)	57,323
State and political subdivisions	1,210,287	(1,196)	1,209,091	2,206	(24,962)	1,186,335
Other securities	17,310	(83)	17,227	—	(339)	16,888
Total HTM	$1,518,076	$(1,279)	$1,516,797	$2,623	$(31,504)	$1,487,916

December 31, 2020
Mortgage-backed securities	$22,354	$—	$22,354	$683	$—	$23,037
State and political subdivisions	312,416	(2,307)	310,109	8,148	(30)	318,227
Other securities	1,176	(608)	568	93	—	661
Total HTM	$335,946	$(2,915)	$333,031	$8,924	$(30)	$341,925

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. As of September 30, 2021, HTM MBS consists of $5.4 million and $52.5 million of commercial MBS and residential MBS, respectively. As of December 31, 2020, HTM MBS consists of $7.7 million and $14.7 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

September 30, 2021
U.S. Treasury	$300	$—	$—	$—	$300
U.S. Government agencies	361,452	—	635	(7,705)	354,382
Mortgage-backed securities	4,434,981	—	14,741	(28,102)	4,421,620
State and political subdivisions	1,574,674	—	17,877	(17,343)	1,575,208
Other securities	467,336	—	7,328	(3,971)	470,693
Total AFS	$6,838,743	$—	$40,581	$(57,121)	$6,822,203

December 31, 2020
U.S. Government agencies	$477,693	$—	$844	$(1,300)	$477,237
Mortgage-backed securities	1,374,769	—	21,261	(1,094)	1,394,936
State and political subdivisions	1,416,136	(217)	55,111	(307)	1,470,723
Other securities	128,445	(95)	2,447	(95)	130,702
Total AFS	$3,397,043	$(312)	$79,663	$(2,796)	$3,473,598

As of September 30, 2021, AFS MBS consists of $1.56 billion and $2.86 billion of commercial MBS and residential MBS, respectively. As of December 31, 2020, AFS MBS consists of $406.1 million and $988.8 million of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at September 30, 2021 was $8.3 million and $20.9 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of September 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$190,275	$(3,759)	$111,662	$(3,946)	$301,937	$(7,705)
Mortgage-backed securities	2,342,244	(27,380)	46,253	(722)	2,388,497	(28,102)
State and political subdivisions	969,120	(16,056)	23,372	(1,287)	992,492	(17,343)
Other securities	157,974	(3,971)	—	—	157,974	(3,971)
Total AFS	$3,659,613	$(51,166)	$181,287	$(5,955)	$3,840,900	$(57,121)

As of September 30, 2021, the Company’s investment portfolio included $6.8 billion of AFS securities, of which $3.8 billion, or 56.3%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2021 on the Company’s HTM and AFS securities portfolios.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended September 30, 2021
Held-to-maturity
Beginning balance, July 1, 2021	$871	$261	$1,132
Provision for credit loss expense	325	(325)	—
Recoveries	—	147	147
Ending balance, September 30, 2021	$1,196	$83	$1,279

Available-for-sale
Beginning balance, July 1, 2021	$—	$—	$—
Net decrease in allowance on previously impaired securities	—	—	—
Ending balance, September 30, 2021	$—	$—	$—

Nine Months Ended September 30, 2021
Held-to-maturity
Beginning balance, January 1, 2021	$2,307	$608	$2,915
Provision for credit loss expense	(1,111)	(72)	(1,183)
Securities charged-off	—	(600)	(600)
Recoveries	—	147	147
Ending balance, September 30, 2021	$1,196	$83	$1,279

Available-for-sale
Beginning balance, January 1, 2021	$217	$95	$312
Reduction due to sales	—	(11)	(11)
Net decrease in allowance on previously impaired securities	(217)	(84)	(301)
Ending balance, September 30, 2021	$—	$—	$—

Activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2020 on the Company’s HTM and AFS securities portfolio was as follows:

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended September 30, 2020
Held-to-maturity
Beginning balance, July 1, 2020	$95	$212	$307
Provision for credit loss expense	(22)	88	66
Ending balance, September 30, 2020	$73	$300	$373

Available-for-sale
Beginning balance, July 1, 2020	$371	$238	$609
Credit losses on securities not previously recorded	1,137	23	1,160
Reduction due to sales	$(294)	$—	$(294)
Net decrease in allowance on previously impaired securities	(66)	(201)	(267)
Ending balance, September 30, 2020	$1,148	$60	$1,208

Nine Months Ended September 30, 2020
Held-to-maturity
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	15	(11)	4
Ending balance, September 30, 2020	$73	$300	$373

Available-for-sale
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	1,130	78	1,208
Reduction due to sales	(244)	—	(244)
Net increase in allowance on previously impaired securities	(111)	(18)	(129)
Ending balance, September 30, 2020	$1,148	$60	$1,208

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to AFS securities recorded in the third quarter of 2021 and it was reduced by $312,000 during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the provision for credit losses was $599,000 and $835,000, respectively, related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2021:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$130,326	$114,831	$—	$245,157	$—
Aa/AA	495,498	308,656	—	804,154	—
A	45,229	82,432	—	127,661	—
Baa/BBB	1,049	10,302	—	11,351	—
Not Rated	6,322	15,642	—	21,964	17,310
Total	$678,424	$531,863	$—	$1,210,287	$17,310

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

Income earned on securities for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Taxable:
Held-to-maturity	$1,127	$256	$2,477	$715
Available-for-sale	15,949	6,937	39,313	26,604

Non-taxable:
Held-to-maturity	4,853	65	9,887	205
Available-for-sale	8,788	7,652	27,741	19,802
Total	$30,717	$14,910	$79,418	$47,326

The amortized cost and estimated fair value by maturity of securities as of September 30, 2021 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$5,644	$5,678	$8,385	$8,423
After one through five years	7,676	7,993	53,515	54,008
After five through ten years	27,094	26,019	487,966	492,654
After ten years	1,419,732	1,390,903	1,853,165	1,844,768
Securities not due on a single maturity date	57,930	57,323	4,434,981	4,421,620
Other securities (no maturity)	—	—	731	730
Total	$1,518,076	$1,487,916	$6,838,743	$6,822,203

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.69 billion at September 30, 2021 and $2.01 billion at December 31, 2020.

There were approximately $5.3 million of gross realized gains and $24,500 of gross realized losses from the sale of securities during the three months ended September 30, 2021, and approximately $15.9 million of gross realized gains and $63,600 of gross realized losses from the sale of securities during the nine months ended September 30, 2021. The Company sold approximately $342.6 million of investment securities during the nine months ended September 30, 2021. There were approximately $22.3 of gross realized gains and $1,700 of gross realized losses from the sale of securities during the three months ended September 30, 2020, and approximately $54.8 million of gross realized gains and $4,400 of gross realized losses from the sale of securities during the nine months ended September 30, 2020. During the first half of 2020, the Company sold approximately $1.7 billion of investment securities to create additional liquidity. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2021 and 2020.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 23: Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 4: OTHER LIABILITIES HELD FOR SALE

Illinois Branch Sale

On November 30, 2020, the Company’s subsidiary bank, Simmons Bank, entered into a Branch Purchase and Assumption Agreement (the “Citizens Equity Agreement”) with Citizens Equity First Credit Union (“CEFCU”).

On March 12, 2021, CEFCU completed its purchase of certain assets and assumption of certain liabilities (“Illinois Branch Sale”) associated with four Simmons Bank locations in the Metro East area of Southern Illinois, near St. Louis (collectively, the “Illinois Branches”). Pursuant to the terms of the Citizens Equity Agreement, CEFCU assumed certain deposit liabilities and acquired certain loans, as well as cash, personal property and other fixed assets associated with the Illinois Branches. The loan and deposit balances of the Illinois Branches were $354,000 and $137.9 million, respectively.

The Company recognized a gain on sale of $5.3 million related to the Illinois Branches in the nine month period ended September 30, 2021.

As of September 30, 2021, there were no outstanding other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At September 30, 2021, the Company’s loan portfolio was $10.83 billion, compared to $12.90 billion at December 31, 2020. The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$175,884	$188,845
Other consumer	182,492	202,379
Total consumer	358,376	391,224
Real Estate:
Construction and development	1,229,740	1,596,255
Single family residential	1,540,701	1,880,673
Other commercial	5,308,902	5,746,863
Total real estate	8,079,343	9,223,791
Commercial:
Commercial	1,821,905	2,574,386
Agricultural	216,735	175,905
Total commercial	2,038,640	2,750,291
Other	348,868	535,591
Total loans	$10,825,227	$12,900,897

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $29.4 million and $57.3 million at September 30, 2021 and December 31, 2020, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $39.2 million and $54.4 million at September 30, 2021 and December 31, 2020, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the CARES Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of September 30, 2021 and December 31, 2020, the total outstanding balance of PPP loans was $212.1 million and $904.7 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$390	$301
Other consumer	391	1,219
Total consumer	781	1,520
Real estate:
Construction and development	2,330	3,625
Single family residential	21,068	28,062
Other commercial	17,838	24,155
Total real estate	41,236	55,842
Commercial:
Commercial	16,532	65,244
Agricultural	505	273
Total commercial	17,037	65,517
Total	$59,054	$122,879

As of September 30, 2021 and December 31, 2020, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $20.2 million and $16.8 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
September 30, 2021
Consumer:
Credit cards	$751	$253	$1,004	$174,880	$175,884	$154
Other consumer	925	90	1,015	181,477	182,492	1
Total consumer	1,676	343	2,019	356,357	358,376	155
Real estate:
Construction and development	2,854	605	3,459	1,226,281	1,229,740	5
Single family residential	6,546	6,154	12,700	1,528,001	1,540,701	75
Other commercial	2,293	13,620	15,913	5,292,989	5,308,902	—
Total real estate	11,693	20,379	32,072	8,047,271	8,079,343	80
Commercial:
Commercial	2,130	6,639	8,769	1,813,136	1,821,905	99
Agricultural	140	459	599	216,136	216,735	—
Total commercial	2,270	7,098	9,368	2,029,272	2,038,640	99
Other	7	—	7	348,861	348,868	—
Total	$15,646	$27,820	$43,466	$10,781,761	$10,825,227	$334

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2020
Consumer:
Credit cards	$708	$256	$964	$187,881	$188,845	$256
Other consumer	2,771	302	3,073	199,306	202,379	13
Total consumer	3,479	558	4,037	387,187	391,224	269
Real estate:
Construction and development	1,375	3,089	4,464	1,591,791	1,596,255	—
Single family residential	23,726	14,339	38,065	1,842,608	1,880,673	253
Other commercial	2,660	9,586	12,246	5,734,617	5,746,863	—
Total real estate	27,761	27,014	54,775	9,169,016	9,223,791	253
Commercial:
Commercial	7,514	7,429	14,943	2,559,443	2,574,386	56
Agricultural	226	187	413	175,492	175,905	—
Total commercial	7,740	7,616	15,356	2,734,935	2,750,291	56
Other	92	—	92	535,499	535,591	—
Total	$39,072	$35,188	$74,260	$12,826,637	$12,900,897	$578

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. In March 2020, the federal financial institution regulatory agencies issued an interagency statement encouraging financial institutions to work constructively with borrowers affected by COVID-19 and provided information regarding loan modifications. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended in late fourth quarter of 2020 to extend COVID-19 relief related to loan modifications to the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. As of September 30, 2021, the Company had 35 COVID-19 loan modifications outstanding in the amount of $82.0 million. Deferred interest on these loan modifications will be collected at the end of the note or once regular payments are resumed.

TDRs are individually evaluated for expected credit losses. The Company assesses the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determines if a specific allowance for credit losses is needed.

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
September 30, 2021
Real estate:
Single-family residential	28	$2,994	12	$1,141	40	$4,135
Other commercial	2	820	1	1	3	821
Total real estate	30	3,814	13	1,142	43	4,956
Commercial:
Commercial	2	437	2	1,408	4	1,845
Total commercial	2	437	2	1,408	4	1,845
Total	32	$4,251	15	$2,550	47	$6,801

December 31, 2020
Real estate:
Single-family residential	28	$2,463	18	$2,736	46	$5,199
Other commercial	1	49	1	12	2	61
Total real estate	29	2,512	19	2,748	48	5,260
Commercial:
Commercial	3	626	3	1,627	6	2,253
Total commercial	3	626	3	1,627	6	2,253
Total	32	$3,138	22	$4,375	54	$7,513

The following table presents loans that were restructured as TDRs during the nine month periods ended September 30, 2021 and 2020. There were no loans restructured as TDRs during the three month periods ended September 30, 2021 and 2020.

(Dollars in thousands)	Number of loans	Balance Prior to TDR	Balance at September 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Nine Months Ended Sept 30, 2021
Real estate:
Other commercial	1	$784	$778	$—	$778	$—
Total real estate	1	$784	$778	$—	$778	$—

Nine Months Ended Sept 30, 2020
Real estate:
Single-family residential	5	$1,948	$1,896	$1,896	$—	$—
Total real estate	5	$1,948	$1,896	$1,896	$—	$—

During the nine months ended September 30, 2021, the Company modified one loan with a recorded investment of $784,000 prior to modification which was deemed a TDR. The restructured loan was modified by deferring amortized principal payments and requiring interest only payments for a period of up to 12 months. A specific reserve of approximately $5,100 was recorded with respect to this TDR. Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the nine months ended September 30, 2020, the Company modified five loans with a recorded investment of $1.9 million prior to modification which was deemed troubled debt restructuring. The restructured loan was modified by deferring amortized principal payments, changing the maturity date and requiring interest only payments for a period of up to 12 months. A specific reserve of $16,600 was determined necessary for this loan. Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

Additionally, there were no loans considered TDRs for which a payment default occurred during the nine months ended September 30, 2021. There was one commercial loan considered a TDR for which a payment default occurred during the nine months ended September 30, 2020. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which Other Real Estate Owned (“OREO”) was received in full or partial satisfaction of the loans during the three and nine month periods ended September 30, 2021 or 2020. At September 30, 2021 and December 31, 2020, the Company had $2.9 million and $7.2 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2021 and December 31, 2020, the Company had $1.6 million and $3.2 million, respectively, of OREO secured by residential real estate properties.

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

The following table presents a summary of loans by credit quality indicator, as of September 30, 2021, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021 (YTD)	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	—	—	—	—	—	—	174,880	—	174,880
30-89 days past due	—	—	—	—	—	—	751	—	751
90+ days past due	—	—	—	—	—	—	253	—	253
Total consumer - credit cards	—	—	—	—	—	—	175,884	—	175,884
Consumer - other
Delinquency:
Current	105,415	26,334	15,158	8,396	7,051	5,138	13,985	—	181,477
30-89 days past due	197	148	113	142	184	129	12	—	925
90+ days past due	—	14	27	9	20	19	1	—	90
Total consumer - other	105,612	26,496	15,298	8,547	7,255	5,286	13,998	—	182,492
Real estate - C&D
Risk rating:
Pass	47,644	94,278	33,487	19,254	12,848	10,030	982,776	21,429	1,221,746
Special mention	—	—	279	—	—	—	—	—	279
Substandard	1,801	83	146	57	328	674	2,673	1,953	7,715
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	49,445	94,361	33,912	19,311	13,176	10,704	985,449	23,382	1,229,740
Real estate - SF residential
Delinquency:
Current	223,243	245,410	152,838	229,241	179,874	318,019	169,693	9,683	1,528,001
30-89 days past due	—	217	1,124	704	1,279	2,215	1,007	—	6,546
90+ days past due	67	380	595	1,141	1,528	1,785	586	72	6,154
Total real estate - SF residential	223,310	246,007	154,557	231,086	182,681	322,019	171,286	9,755	1,540,701
Real estate - other commercial
Risk rating:
Pass	712,198	825,416	361,642	305,381	484,230	549,452	1,410,186	217,398	4,865,903
Special mention	32,752	57,067	2,833	7,666	34,164	8,723	91,572	7,194	241,971
Substandard	33,001	25,289	6,172	9,800	33,130	22,630	50,335	20,671	201,028
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	777,951	907,772	370,647	322,847	551,524	580,805	1,552,093	245,263	5,308,902
Commercial
Risk rating:
Pass	419,739	212,161	91,328	66,078	30,687	44,298	852,103	46,186	1,762,580
Special mention	—	2,438	569	210	252	384	106	11,016	14,975
Substandard	3,726	18,934	2,016	1,512	688	978	10,048	6,448	44,350
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	423,465	233,533	93,913	67,800	31,627	45,660	862,257	63,650	1,821,905
Commercial - agriculture
Risk rating:
Pass	27,000	22,841	11,726	4,599	2,688	655	144,909	1,447	215,865
Special mention	—	—	—	9	—	—	—	—	9
Substandard	192	70	99	254	68	9	99	70	861
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	27,192	22,911	11,825	4,862	2,756	664	145,008	1,517	216,735
Other
Delinquency:
Current	58	4,789	1,287	24,108	5,483	6,111	307,025	—	348,861
30-89 days past due	—	—	—	—	—	7	—	—	7
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	58	4,789	1,287	24,108	5,483	6,118	307,025	—	348,868
Total	$1,607,033	$1,535,869	$681,439	$678,561	$794,502	$971,256	$4,213,000	$343,567	$10,825,227

The following table presents a summary of loans by credit quality indicator, as of December 31, 2020, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	—	—	—	—	—	—	187,881	—	187,881
30-89 days past due	—	—	—	—	—	—	708	—	708
90+ days past due	—	—	—	—	—	—	256	—	256
Total consumer - credit cards	—	—	—	—	—	—	188,845	—	188,845
Consumer - other
Delinquency:
Current	69,334	44,215	27,525	21,995	19,023	2,530	14,684	—	199,306
30-89 days past due	234	441	327	658	689	84	338	—	2,771
90+ days past due	79	58	25	80	40	12	8	—	302
Total consumer - other	69,647	44,714	27,877	22,733	19,752	2,626	15,030	—	202,379
Real estate - C&D
Risk rating:
Pass	165,990	35,989	31,279	15,960	9,233	4,807	1,272,870	23,251	1,559,379
Special mention	2,728	344	259	2,107	19	—	9,613	—	15,070
Substandard	294	2,069	404	449	342	320	17,914	14	21,806
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	169,012	38,402	31,942	18,516	9,594	5,127	1,300,397	23,265	1,596,255
Real estate - SF residential
Delinquency:
Current	473,340	209,810	297,308	235,429	183,229	236,395	196,505	10,592	1,842,608
30-89 days past due	6,300	2,258	2,593	2,610	2,058	6,050	1,781	76	23,726
90+ days past due	557	1,853	2,735	2,582	832	3,852	1,928	—	14,339
Total real estate - SF residential	480,197	213,921	302,636	240,621	186,119	246,297	200,214	10,668	1,880,673
Real estate - other commercial
Risk rating:
Pass	1,563,245	525,750	375,303	518,534	372,679	284,098	1,445,428	181,949	5,266,986
Special mention	100,085	4,346	10,738	19,943	26,245	10,608	63,305	23,435	258,705
Substandard	66,737	9,418	24,380	14,067	3,744	11,158	52,182	39,486	221,172
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,730,067	539,514	410,421	552,544	402,668	305,864	1,560,915	244,870	5,746,863
Commercial
Risk rating:
Pass	1,168,085	154,740	110,383	65,757	35,198	45,568	803,751	56,648	2,440,130
Special mention	5,707	342	465	972	54	—	12,318	22,546	42,404
Substandard	23,227	4,495	1,586	730	276	334	53,682	7,522	91,852
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	1,197,019	159,577	112,434	67,459	35,528	45,902	869,751	86,716	2,574,386
Commercial - agriculture
Risk rating:
Pass	36,128	19,144	10,014	4,671	1,916	340	101,238	1,560	175,011
Special mention	—	79	13	299	—	6	34	—	431
Substandard	86	101	64	47	12	10	68	75	463
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	36,214	19,324	10,091	5,017	1,928	356	101,340	1,635	175,905
Other
Delinquency:
Current	125	4,260	27,256	6,489	2,628	6,065	488,676	—	535,499
30-89 days past due	59	—	—	—	33	—	—	—	92
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	184	4,260	27,256	6,489	2,661	6,065	488,676	—	535,591
Total	$3,682,340	$1,019,712	$922,657	$913,379	$658,250	$612,237	$4,725,168	$367,154	$12,900,897

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $42.1 million as of September 30, 2021, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
Construction and development	$4,181	$—	$—	$4,181
Single family residential	2,921	—	—	2,921
Other commercial real estate	31,672	—	—	31,672
Commercial	—	—	3,317	3,317
Total	$38,774	$—	$3,317	$42,091

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2021
Beginning balance, July 1, 2021	$29,793	$188,388	$5,442	$3,616	$227,239
Provision for credit loss expense	(11,853)	(7,668)	(247)	(122)	(19,890)
Charge-offs	(932)	(5,941)	(711)	(463)	(8,047)
Recoveries	463	2,068	267	408	3,206
Net charge-offs	(469)	(3,873)	(444)	(55)	(4,841)
Ending balance, September 30, 2021	$17,471	$176,847	$4,751	$3,439	$202,508

Nine Months Ended September 30, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Provision for credit loss expense	(25,453)	(1,948)	(763)	(1,737)	(29,901)
Charge-offs	(2,099)	(8,068)	(2,759)	(1,577)	(14,503)
Recoveries	2,930	3,995	801	1,136	8,862
Net charge-offs	831	(4,073)	(1,958)	(441)	(5,641)
Ending balance, September 30, 2021	$17,471	$176,847	$4,751	$3,439	$202,508

Activity in the allowance for credit losses for the three and nine months ended September 30, 2020 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2020
Beginning balance, July 1, 2020	$59,138	$149,471	$10,979	$12,055	$231,643
Provision for credit losses	(6,499)	33,479	(1,823)	(2,844)	22,313
Charge-offs	(4,327)	(1,153)	(832)	(1,091)	(7,403)
Recoveries	936	120	276	366	1,698
Net (charge-offs) recoveries	(3,391)	(1,033)	(556)	(725)	(5,705)
Ending balance, September 30, 2020	$49,248	$181,917	$8,600	$8,486	$248,251

Nine Months Ended September 30, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	42,808	31,341	4,870	(3,829)	75,190
Charge-offs	(40,537)	(3,373)	(3,326)	(3,062)	(50,298)
Recoveries	1,381	474	773	1,110	3,738
Net charge-offs	(39,156)	(2,899)	(2,553)	(1,952)	(46,560)
Ending balance, September 30, 2020	$49,248	$181,917	$8,600	$8,486	$248,251

As of September 30, 2021, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. Provision expense was recaptured for the three and nine months ended September 30, 2021 based upon improved asset credit quality metrics combined with improved Moody’s economic modeling scenarios.

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

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of September 30, 2021 and December 31, 2020 was $22.4 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and nine months ended September 30, 2021 as it was considered sufficient to cover any loss expectations. For the nine month period ended September 30, 2020, net adjustments to the reserve for unfunded commitments resulted in a benefit $8.0 million and was included in the provision for credit losses in the statement of income.

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

The components of the provision for credit losses for the three and nine month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Provision for credit losses related to:
Loans	$(19,890)	$22,313	$(29,901)	$75,190
Unfunded commitments	—	—	—	(8,000)
Securities - HTM	—	66	(1,183)	4
Securities - AFS	—	602	(312)	836
Total	$(19,890)	$22,981	$(31,396)	$68,030

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of September 30, 2021 and December 31, 2020 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Right-of-use lease assets	$40,700	$31,348
Lease liabilities	41,110	31,433

Weighted average remaining lease term	8.52 years	6.55 years
Weighted average discount rate	2.43%	3.09%

Operating lease cost for the three and nine month periods ended September 30, 2021 was $2.8 million and $8.5 million, respectively, as compared to $3.5 million and $10.1 million for the same periods in 2020.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Right-of-use lease assets	$40,700	$31,348
Premises and equipment:
Land	99,317	90,953
Buildings and improvements	313,884	293,338
Furniture, fixtures and equipment	103,946	100,863
Software	65,855	64,877
Construction in progress	3,950	763
Accumulated depreciation and amortization	(163,728)	(140,450)
Total premises and equipment, net	$463,924	$441,692

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.1 billion at September 30, 2021 and December 31, 2020.

Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2021 or the year ended December 31, 2020. During the first quarter of 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment assessment during each quarter of 2020 and concluded no impairment existed during each period. While the goodwill impairment analyses indicated no impairment during 2020, the Company’s assessment depended on several assumptions which were dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future. The Company will complete an interim goodwill impairment analysis if the stock price falls below the book value per share for a full quarter. Due to the improved market and economic conditions, and the related effects on the Company’s share price, the Company did not perform an interim goodwill impairment assessment during the first or third quarter of 2021. During the second quarter of 2021, the Company performed an annual goodwill impairment analysis and concluded no impairment existed.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Core deposit premiums:
Balance, beginning of year	$97,363	$111,808
Disposition of intangible asset(1)	(674)	(2,324)
Amortization	(8,978)	(12,121)
Balance, end of period	87,711	97,363
Books of business and other intangibles:
Balance, beginning of year	13,747	15,532
Disposition of intangible asset	—	(413)
Amortization	(1,030)	(1,372)
Balance, end of period	12,717	13,747
Total other intangible assets, net	$100,428	$111,110
_________________________
(1)    Adjustments recorded for the premiums on certain deposit liabilities associated with the sale of banking operations.

The carrying basis and accumulated amortization of the Company’s other intangible assets at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Core deposit premiums:
Gross carrying amount	$144,202	$146,355
Accumulated amortization	(56,491)	(48,992)
Core deposit premiums, net	87,711	97,363
Books of business and other intangibles:
Gross carrying amount	19,937	19,937
Accumulated amortization	(7,220)	(6,190)
Books of business and other intangibles, net	12,717	13,747
Total other intangible assets, net	$100,428	$111,110

The Company’s estimated remaining amortization expense on other intangible assets as of September 30, 2021 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2021	$3,332
	2022	13,275
	2023	12,992
	2024	12,090
	2025	9,505
	Thereafter	49,234
	Total	$100,428

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.76 billion and $2.03 billion of certificates of deposit of $100,000 or more, at September 30, 2021, and December 31, 2020, respectively. Of this total, approximately $819.1 million and $889.8 million of certificates of deposit were over $250,000 at September 30, 2021 and December 31, 2020, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Income taxes currently payable	$21,500	$19,329	$46,566	$51,000
Deferred income taxes	(2,730)	(1,696)	3,585	2,920
Provision for income taxes	$18,770	$17,633	$50,151	$53,920

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Loans acquired	$5,882	$10,100
Allowance for credit losses	47,652	58,028
Valuation of foreclosed assets	1,631	1,673
Tax NOLs from acquisition	13,698	16,028
Deferred compensation payable	3,342	3,060
Accrued equity and other compensation	6,091	5,905
Acquired securities	431	587
Right-of-use lease liability	9,992	7,835
Unrealized loss on AFS securities	3,631	—
Allowance for unfunded commitments	5,444	5,583
Other	8,255	7,600
Gross deferred tax assets	106,049	116,399
Deferred tax liabilities:
Goodwill and other intangible amortization	(36,584)	(38,882)
Accumulated depreciation	(24,510)	(34,667)
Right-of-use lease asset	(9,893)	(7,813)
Unrealized gain on AFS securities	—	(17,521)
Other	(4,001)	(4,021)
Gross deferred tax liabilities	(74,988)	(102,904)

Net deferred tax asset	$31,061	$13,495

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Computed at the statutory rate (21%)	$20,859	$17,539	$57,336	$53,719
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,477	1,143	4,855	5,502
Stock-based compensation	(22)	74	15	143
Tax exempt interest income	(2,973)	(1,752)	(8,224)	(4,594)
Tax exempt earnings on BOLI	(435)	(308)	(995)	(839)
Federal tax credits	(491)	(434)	(1,670)	(1,252)
Other differences, net	355	1,371	(1,166)	1,241
Actual tax provision	$18,770	$17,633	$50,151	$53,920

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $62.1 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $202.3 million and $248.9 million at September 30, 2021 and December 31, 2020, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2021
Repurchase agreements:
U.S. Government agencies	$202,276	$—	$—	$—	$202,276

December 31, 2020
Repurchase agreements:
U.S. Government agencies	$248,861	$—	$—	$—	$248,861

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2021 and December 31, 2020 consisted of the following components:

	September 30,	December 31,
(In thousands)	2021	2020
Other Borrowings
FHLB advances, net of discount, due 2022 to 2035, 0.23% to 7.37% secured by real estate loans	$1,306,360	$1,308,674
Other long-term debt	32,225	33,393
Total other borrowings	1,338,585	1,342,067

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,290	25,172
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,036	3,023
Unamortized debt issuance costs	(2,370)	(2,643)
Total subordinated notes and debentures	383,278	382,874
Total other borrowings and subordinated debt	$1,721,863	$1,724,941

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

The terms of the Company’s Notes and trust preferred securities utilize the three month LIBOR rate to determine the interest rate and expense due each quarter. The Company is currently reviewing all applicable documents and working with the debt holders and all relevant parties to determine the alternate interest rate index to be utilized, or other impacts, when LIBOR is discontinued.

The Company had total FHLB advances of $1.31 billion at September 30, 2021, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at September 30, 2021 have original maturity dates of ten years to fifteen years with lockout periods that have expired. The Company expects the FHLB’s option to terminate the FOTO advances prior to stated maturity dates will not be exercised due to the current low interest rate environment. The possibility of the FHLB exercising the options is continually analyzed by the Company along with the market expected rate outcome. At September 30, 2021, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $4.4 billion and the Company had approximately $3.0 billion of additional advances available from the FHLB.

The trust preferred securities are tax-advantaged issues that qualify for inclusion as Tier 2 capital at September 30, 2021. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at September 30, 2021, are as follows:

Year	(In thousands)
Remainder of 2021	$451
2022	1,727
2023	1,686
2024	2,327
2025	4,876
Thereafter	1,710,796
Total	$1,721,863

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

On January 14, 2020, Susanne Pace filed a putative class action complaint in the Circuit Court of Boone County, Missouri against Landmark Bank, formerly a wholly-owned subsidiary of The Landrum Company, to which Simmons Bank is a successor by merger in connection with the Company’s acquisition of The Landrum Company, which closed in October 2019. The complaint alleges that Landmark Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserts a claim for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all Landmark Bank checking account customers from Missouri who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff seeks unspecified actual, statutory, and punitive damages as well as costs, attorneys’ fees, prejudgment interest, an injunction, and other relief as the Court deems proper for herself and the putative class. Simmons Bank denies the allegations but has reached a settlement in principle with the plaintiff to resolve this matter, subject to the preparation and execution of a mutually acceptable settlement agreement and release, as well as the court’s approval. The settlement is not expected to have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

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

On May 13, 2021, Susanne Pace filed a second putative class action complaint in the circuit court of Boone County, Missouri against Landmark Bank, to which Simmons Bank is a successor by merger, which has been removed to the United States District Court for the Western District of Missouri, Central Division. The complaint alleges that Landmark Bank improperly charged multiple insufficient funds or overdraft fees when a merchant or other originator resubmits a rejected payment request. The complaint asserts claims for breach of contract, including breach of the covenant of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all Landmark Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiff seeks unspecified damages, costs, attorney’s fees, pre- and post-judgment interest, an injunction, and other relief as the Court deems proper for herself and the purported class. Simmons Bank denies the allegations and is vigorously defending the matter.

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

Effective July 23, 2021, the Company’s Board of Directors approved an amendment to the Company’s current stock repurchase program (“Program”) that increases the amount of the Company’s common stock that may be repurchased under the Program from a maximum of $180 million to a maximum of $276.5 million and extends the term of the Program from October 31, 2021, to October 31, 2022 (unless terminated sooner). The Program was originally approved on October 17, 2019 and first amended in March 2020; and as of September 30, 2021, the Company has repurchased approximately $178.0 million of its common stock under the Program.

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

During the three and nine month periods ended September 30, 2021, the Company repurchased 1,806,205 shares at an average price of $28.48 per share and 1,937,121 shares at an average price of $28.14 per share, respectively, under the Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company repurchased 4,922,336 shares at an average price of $18.96 per share under the Program during the nine months ended September 30, 2020. No shares were repurchased during the three months ended September 30, 2020.

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At September 30, 2021, Simmons Bank had approximately $47.0 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of September 30, 2021, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 14.27% at September 30, 2021.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the nine months ended September 30, 2021:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2021	658	$22.48	5	$22.35	1,032	$24.53
Granted	—	—	—	—	526	29.00
Stock options exercised	(183)	22.50	—	—	—	—
Stock awards/units vested (earned)	—	—	(3)	22.48	(331)	25.62
Forfeited/expired	—	—	—	—	(77)	25.78

Balance, September 30, 2021	475	$22.47	2	$22.20	1,150	$26.14

Exercisable, September 30, 2021	475	$22.47

The following table summarizes information about stock options under the plans outstanding at September 30, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$9.46	—	$9.46	1	0.30	$9.46	1	$9.46
10.65	—	10.65	3	1.33	10.65	3	10.65
20.29	—	20.29	47	3.25	20.29	47	20.29
20.36	—	20.36	1	3.13	20.36	1	20.36
22.20	—	22.20	51	3.48	22.20	51	22.20
22.75	—	22.75	293	3.86	22.75	293	22.75
23.51	—	23.51	72	4.30	23.51	72	23.51
24.07	—	24.07	7	3.96	24.07	7	24.07
$9.46	—	$24.07	475	3.80	$22.47	475	$22.47

The table below summarizes the Company’s performance stock unit activity for the nine months ended September 30, 2021:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2021	222
Granted	97
Vested (earned)	(57)
Forfeited	(5)
Non-vested, June 30, 2021	257

Stock-based compensation expense was $12.6 million and $10.8 million during the nine month periods ended September 30, 2021 and 2020, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2021. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $15.6 million at September 30, 2021. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2021 was $3.4 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.56 as of September 30, 2021, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020, was $1.3 million and $5,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2021 and 2020.

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

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income available to common stockholders	$80,561	$65,885	$222,879	$201,897

Average common shares outstanding	107,822	109,019	108,130	110,292
Average potential dilutive common shares	538	189	538	189
Average diluted common shares	108,360	109,208	108,668	110,481

Basic earnings per share	$0.75	$0.60	$2.06	$1.83
Diluted earnings per share	$0.74	$0.60	$2.05	$1.83

There were no stock options excluded from the earnings per share calculation for the three and nine months ended September 30, 2021 due to the average market price exceeding the related stock option exercise price. There were approximately 653,718 stock options excluded from the earnings per share calculation for the three and nine months ended September 30, 2020 due to the related stock option exercise price exceeding the average market price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Interest paid	$59,535	$95,040
Income taxes (refunded) paid	46,693	30,708
Transfers of loans to foreclosed assets held for sale	3,516	3,083
Transfers of premises to foreclosed assets and other real estate owned	—	3,120
Transfers of premises to premises held for sale	—	1,072
Transfers of other real estate owned to premises held for sale	—	3,504
Transfers of premises held for sale to other real estate owned	4,368	—
Transfers of premises held for sale to premises	5,610	—
Transfers of loans to other assets held for sale	—	114,925
Transfers of deposits to other liabilities held for sale	—	58,405

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and nine months ended September 30, 2021 was $6.2 million and $24.6 million, respectively. Other income for the same periods in 2020 was $5.4 million and $28.0 million, respectively. During the nine month periods in 2021 and 2020, the Company recognized gains on sale of $5.3 million and $8.1 million, respectively, related to the sale of banking operations and bank branches.

Other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Professional services	$4,399	$3,779	$14,207	$13,529
Postage	1,964	1,932	6,277	5,937
Telephone	1,516	2,103	4,758	6,738
Credit card expense (1)	2,727	2,818	7,588	7,690
Marketing	5,019	3,517	12,912	11,430
Software and technology	10,134	9,552	30,242	29,021
Operating supplies	605	824	2,013	2,588
Amortization of intangibles	3,332	3,362	10,008	10,144
Branch right sizing expense	(3,280)	442	(2,187)	2,401
Other expense	8,149	7,478	22,008	23,676
Total other operating expenses	$34,565	$35,807	$107,826	$113,154
_________________________
(1)    During the second and third quarters of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.

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

At September 30, 2021, the Company had outstanding commitments to extend credit aggregating approximately $684.6 million and $2.59 billion for credit card commitments and other loan commitments, respectively. At December 31, 2020, the Company had outstanding commitments to extend credit aggregating approximately $671.5 million and $2.36 billion for credit card commitments and other loan commitments, respectively.

As of September 30, 2021, the Company had outstanding commitments to originate fixed rate-rate mortgage loans of approximately $96.6 million. At December 31, 2020, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $214.0 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $38.8 million and $49.0 million at September 30, 2021, and December 31, 2020, respectively, with terms ranging from 9 months to 15 years. At September 30, 2021 and December 31, 2020, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $69.0 million and $1.5 billion at September 30, 2021 and December 31, 2020, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2021 and December 31, 2020, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

Other liabilities held for sale – The Company’s other liabilities held for sale are reported at fair value utilizing Level 3 inputs. See Note 4, Other Liabilities Held for Sale.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Available-for-sale securities
U.S. Treasury	$300	$300	$—	$—
U.S. Government agencies	354,382	—	354,382	—
Mortgage-backed securities	4,421,620	—	4,421,620	—
State and political subdivisions	1,575,208	—	1,575,208	—
Other securities	470,693	—	470,693	—
Mortgage loans held for sale	34,628	—	—	34,628
Derivative asset	31,609	—	31,609	—
Derivative liability	(17,825)	—	(17,825)	—

December 31, 2020
Available-for-sale securities
U.S. Government agencies	$477,237	$—	$477,237	$—
Mortgage-backed securities	1,394,936	—	1,394,936	—
States and political subdivisions	1,470,723	—	1,470,723	—
Other securities	130,702	—	130,702	—
Mortgage loans held for sale	137,378	—	—	137,378
Derivative asset	35,846	—	35,846	—
Other liabilities held for sale	(154,620)	—	—	(154,620)
Derivative liability	(36,141)	—	(36,141)	—

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$31,075	$—	$—	$31,075
Foreclosed assets and other real estate owned (1)	2,661	—	—	2,661

December 31, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$66,209	$—	$—	$66,209
Foreclosed assets and other real estate owned (1)	17,074	—	—	17,074
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $2,129,000 and $13,725,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended September 30, 2021 and December 31, 2020, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial assets:
Cash and cash equivalents	$1,781,413	$1,781,413	$—	$—	$1,781,413
Interest bearing balances due from banks - time	1,780	—	1,780	—	1,780
Held-to-maturity securities	1,516,797	—	1,487,916	—	1,487,916
Interest receivable	68,405	—	68,405	—	68,405
Loans, net	10,622,719	—	—	10,705,185	10,705,185

Financial liabilities:
Non-interest bearing transaction accounts	4,918,845	—	4,918,845	—	4,918,845
Interest bearing transaction accounts and savings deposits	10,697,451	—	10,697,451	—	10,697,451
Time deposits	2,455,774	—	—	2,460,441	2,460,441
Federal funds purchased and securities sold under agreements to repurchase	217,276	—	217,276	—	217,276
Other borrowings	1,338,585	—	1,408,087	—	1,408,087
Subordinated notes and debentures	383,278	—	395,786	—	395,786
Interest payable	11,230	—	11,230	—	11,230

December 31, 2020
Financial assets:
Cash and cash equivalents	$3,472,152	$3,472,152	$—	$—	$3,472,152
Interest bearing balances due from banks - time	1,579	—	1,579	—	1,579
Held-to-maturity securities	333,031	—	341,925	—	341,925
Interest receivable	72,597	—	72,597	—	72,597
Loans, net	12,662,847	—	—	12,736,991	12,736,991

Financial liabilities:
Non-interest bearing transaction accounts	4,482,091	—	4,482,091	—	4,482,091
Interest bearing transaction accounts and savings deposits	9,672,608	—	9,672,608	—	9,672,608
Time deposits	2,832,327	—	—	2,848,621	2,848,621
Federal funds purchased and securities sold under agreements to repurchase	299,111	—	299,111	—	299,111
Other borrowings	1,342,067	—	1,448,625	—	1,448,625
Subordinated notes and debentures	382,874	—	398,827	—	398,827
Interest payable	8,887	—	8,887	—	8,887

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				September 30, 2021		December 31, 2020
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$13,948	$—	$—

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	September 30, 2021		December 31, 2020
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$316,357	$17,661	$408,881	$35,846
Derivative liabilities	320,001	17,825	417,941	36,141

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $31.4 million as of September 30, 2021.

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

The outstanding notional value as of September 30, 2021 for energy hedging Customer Sell to Company swaps were $18.2 million and the corresponding Company Sell to Dealer swaps were $18.2 million and the corresponding net fair value of the derivative asset and derivative liability was $265,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of September 30, 2021, and the related condensed consolidated statements of income, comprehensive income (loss) and stockholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2021

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our net income for the three months ended September 30, 2021 was $80.6 million, or $0.74 diluted earnings per share, increases of $14.7 million and $0.14, respectively, compared to the third quarter of 2020. Included in both third quarter 2021 and 2020 results were non-core items related to our acquisitions and branch right sizing initiatives. Also included in 2020 results were non-core items related to early retirement programs. Excluding all non-core items, core earnings for the three months ended September 30, 2021 were $79.4 million, or $0.73 core diluted earnings per share, compared to $68.3 million, or $0.63 core diluted earnings per share for the three months ended September 30, 2020.

Net income for the first nine months of 2021 was $222.9 million, or $2.05 diluted earnings per share, compared to $201.9 million, or $1.83 diluted earnings per share, for the same period in 2020. In addition to the non-core items referenced above, gains associated with the sale of branch operations were included in the results for the first nine months of both 2021 and 2020. Excluding these non-core items, year-to-date core earnings were $218.8 million, an increase of $16.5 million compared to the same period in the prior year. Core diluted earnings per share for the first half of 2021 were $2.01 compared to $1.83 for the same period in 2020.

In June 2021, we announced the acquisitions of Landmark, previously based in Collierville, TN, and Triumph, previously based in Memphis, TN. These acquisitions were completed on October 8, 2021. We were able to obtain all necessary approvals, close and simultaneously complete the systems conversions of the two banks within approximately four months of the announcement, which we believe speaks to the outstanding team we have developed.

We continuously evaluate our branch network to ensure it reflects our core footprint and changes in customer behavior which allows us to efficiently serve our customers’ evolving needs. We closed 13 branches during July 2021 as part of our ongoing branch right sizing initiative.

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

We delivered solid performance in multiple areas while continuing to navigate the challenging environment. We are still feeling the effects of the COVID-19 pandemic in the economy and some industries are still struggling to return to pre-COVID levels of performance; however, our asset quality continued to show marked improvement during the third quarter of 2021. Nonperforming loans declined for the fourth consecutive quarter and are now at their lowest levels since December of 2018.

Stockholders’ equity as of September 30, 2021 was $3.0 billion, book value per share was $28.42 and tangible book value per share was $17.39. Our ratio of common stockholders’ equity to total assets was 13.04% and the ratio of tangible common stockholders’ equity to tangible assets was 8.41% at September 30, 2021. The Company’s Tier 1 leverage ratio of 9.07%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” guidelines (see Table 12 in the Capital section of this Item). We repurchased approximately 1.8 million shares of our common stock during the third quarter of 2021.

Total deposits were $18.1 billion at September 30, 2021, compared to $17.0 billion at December 31, 2020 and $16.2 billion at September 30, 2020. The increase in total deposits is, in significant part, a reflection of the multiple rounds of economic stimulus legislation in response to the COVID-19 pandemic that have created a rapid rise in liquidity and have led to changes in customer spending habits. Trends affected by the increase in customer cash balances are pay downs on loans, decreased loan demand, reduced credit card balances and fewer overdraft activities.

Total loans were $10.8 billion at September 30, 2021, compared to $12.9 billion at December 31, 2020 and $14.0 billion at September 30, 2020. Total loan production (loan originations and advances) during the third quarter of 2021 totaled $1.5 billion, which along with the production during the first half of the year positions us to exceed loan production volume reported for the full year of 2020. While loan originations and advances are outpacing prior year production, the decline in loan balances reflects, in significant part, the substantial government stimulus to support the economy during the COVID-19 pandemic which contributed to an increase in the level of loan paydowns, payoffs and corresponding sluggish loan demand throughout the financial services industry during the majority of 2021. In addition, the decline in balances has also been due to our strategic right-sizing of our commercial real estate construction portfolio as several large projects were completed.

Our commercial pipeline rose for the fourth consecutive quarter to $1.5 billion and was up 15% from the prior quarter end and we are seeing activity from repeat customers across most of our business lines. For these reasons, amongst others, we are continuing to actively recruit loan producers across all of our business units.

As of September 30, 2021, we had $212.1 million in loans outstanding under the PPP. The change in total PPP loan balances during the third quarter of 2021 was as follows:

	PPP	PPP	Total
(Dollars in thousands)	Round 1	Round 2	PPP Loans
Beginning balance, January 1, 2021	$904,673	$—	$904,673
PPP loan originations	—	318,919	318,919
PPP loan forgiveness and repayments	(882,295)	(129,210)	(1,011,505)
Ending balance, September 30, 2021	$22,378	$189,709	$212,087

PPP loans are 100% federally guaranteed and have a zero percent risk-weight for regulatory capital ratios. As a result, excluding PPP loans from total assets, common equity to total assets was 13.16% and tangible common equity to tangible assets was 8.49% as of September 30, 2021.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of September 30, 2021, has approximately $23.2 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 41% of our loan portfolio and approximately 74% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 43% of our loans and 84% of our time deposits will reprice in the next year.

Net Interest Income Quarter-to-Date Analysis

For the three month period ended September 30, 2021, net interest income on a fully taxable equivalent basis was $150.2 million, a decrease of $6.3 million, or 4.0%, over the same period in 2020. The decrease in net interest income was primarily the result of a $13.7 million decrease in fully tax equivalent interest income partially offset by a $7.4 million decrease in interest expense.

The reduction in interest income primarily resulted from a $31.0 million decrease in interest income on loans partially offset by an increase of $17.9 million in interest income on investment securities. Regarding the decrease in interest income on loans during the third quarter of 2021, the decline in loan volume resulted in a decrease $39.1 million, partially offset by $8.1 million of interest income from a 22 basis point increase in loan yield. The loan yield for the third quarter of 2021 was 4.76% compared to 4.54% from the same period in 2020. We generated additional interest income on investment securities by redeploying a portion of excess cash to purchase $1.2 billion of investment securities during the third quarter of 2021, which included $226.3 million of short-term, variable rate securities.

The $7.4 million decrease in interest expense is mostly due to the decline in our deposit account rates. Interest expense decreased $7.2 million due to the decrease in yield of 27 basis points on interest-bearing deposit accounts.

Net Interest Income Year-to-Date Analysis

For the nine month period ended September 30, 2021, net interest income on a fully taxable equivalent basis was $452.1 million, a decrease of $40.2 million, or 8.2%, over the same period in 2020. The decrease in net interest income was the result of a $74.1 million decrease in fully tax equivalent interest income partially offset by a $34.0 million decrease in interest expense.

The decrease in interest income during the nine month period ended September 30, 2021 primarily resulted from a $110.3 million decrease in interest income on loans, that reflects a decrease in loan volume of $98.2 million coupled with an 11 basis point decline in yield that resulted in a $12.1 million decrease, partially offset by an increase in interest income on investment securities of $38.3 million. The decrease in our loan volume during the first nine months of 2021 was primarily due to weak loan demand throughout 2020 and into the first nine months of 2021 as a result of the COVID-19 pandemic. Furthermore, the decline in loan volume also reflects the substantial governmental stimulus to support the economy during the COVID-19 pandemic which contributed to an increase in the level of loan paydowns and payoffs, including loan forgiveness in accordance with the PPP.

We sold approximately $342.6 million of investment securities during the first nine months of 2021 compared to $1.7 billion of investment securities during the same period in 2020. During the second quarter of 2020, in response to the unfolding events of the COVID-19 pandemic, we focused on the creation of additional liquidity and strengthening our balance sheet. We began to re-invest in our investment security portfolio during the fourth quarter of 2020 and continued throughout the nine month period ended September 30, 2021.

The $34.0 million decrease in interest expense is mostly due to the decrease in our deposit account rates. Interest expense decreased $34.5 million due to the decrease in rate of 39 basis points on interest-bearing deposit accounts, partially offset by an increase of $2.1 million related to approximately $1.1 billion in average deposit growth.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis decreased 36 basis points to 2.85% for the three month period ended September 30, 2021, when compared to 3.21% for the same period in 2020. Normalized for all accretion, our core net interest margin for the three months ended September 30, 2021 and 2020 was 2.77% and 3.02%, respectively. For the nine month period ended September 30, 2021, our net interest margin decreased 52 basis points to 2.91% when compared to 3.43% for the same period in 2020.

The decreases in the net interest margin during the three and nine months ended September 30, 2021 compared to the same periods in 2020, were primarily due to the aforementioned decline in net interest income coupled with a $934.7 million increase in average cash and equivalents driven by the lower interest rate environment and additional liquidity created in response to the COVID-19 pandemic. We purchased investment securities which added approximately $3.5 billion to our average investment securities portfolio during the first nine months of 2021. The impact of these items on net interest margin for the nine months ended September 30, 2021 was 18 basis points, bringing the net interest margin adjusted for PPP loans and additional liquidity to 3.09%.

During March 2020, the Federal Open Market Committee, or FOMC, of the Federal Reserve substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic and rates have continued to remain at historically low levels through the third quarter of 2021. As such, our variable rate loan portfolio has repriced to a lower yield and, in response to offset the decline, we have worked to lower our cost of deposits. In addition, our decreased net interest margin is being driven by the decrease in our non-PPP loan portfolio as a result of COVID-19 but our loan pipeline has started to rebuild and we expect modest organic loan growth during the last quarter of 2021.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2021 and 2020, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest income	$163,926	$179,725	$500,329	$580,610
FTE adjustment	4,941	2,864	13,652	7,519
Interest income – FTE	168,867	182,589	513,981	588,129
Interest expense	18,689	26,115	61,878	95,836
Net interest income – FTE	$150,178	$156,474	$452,103	$492,293

Yield on earning assets – FTE	3.21%	3.74%	3.31%	4.10%
Cost of interest bearing liabilities	0.49%	0.74%	0.54%	0.90%
Net interest spread – FTE	2.72%	3.00%	2.77%	3.20%
Net interest margin – FTE	2.85%	3.21%	2.91%	3.43%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2021 vs. 2020	2021 vs. 2020
Decrease due to change in earning assets	$(16,818)	$(43,521)
Increase (decrease) due to change in earning asset yields	3,096	(30,627)
Increase (decrease) due to change in interest bearing liabilities	93	(1,472)
Increase due to change in interest rates paid on interest bearing liabilities	7,333	35,430
Decrease in net interest income	$(6,296)	$(40,190)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three and nine months ended September 30, 2021 and 2020. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended September 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$1,866,530	$763	0.16	$2,265,233	$623	0.11
Investment securities - taxable	5,475,932	17,076	1.24	1,534,742	7,193	1.86
Investment securities - non-taxable	2,496,958	18,399	2.92	1,155,099	10,382	3.58
Mortgage loans held for sale	32,134	230	2.84	145,226	1,012	2.77
Loans - including fees	11,030,438	132,399	4.76	14,315,014	163,379	4.54
Total interest earning assets	20,901,992	168,867	3.21	19,415,314	182,589	3.74
Non-earning assets	2,353,549			2,350,007
Total assets	$23,255,541			$21,765,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,629,142	$4,369	0.16	$8,977,886	$6,769	0.30
Time deposits	2,645,896	4,747	0.71	2,998,091	9,437	1.25
Total interest bearing deposits	13,275,038	9,116	0.27	11,975,977	16,206	0.54
Federal funds purchased and securities sold under agreements to repurchase	219,604	70	0.13	386,631	335	0.34
Other borrowings	1,338,866	4,893	1.45	1,357,278	4,943	1.45
Subordinated debt and debentures	383,213	4,610	4.77	382,672	4,631	4.81
Total interest bearing liabilities	15,216,721	18,689	0.49	14,102,558	26,115	0.74

Non-interest bearing liabilities:
Non-interest bearing deposits	4,803,171			4,529,782
Other liabilities	167,677			190,169
Total liabilities	20,187,569			18,822,509
Stockholders’ equity	3,067,972			2,942,812
Total liabilities and stockholders’ equity	$23,255,541			$21,765,321
Net interest spread – FTE			2.72			3.00
Net interest margin – FTE		$150,178	2.85		$156,474	3.21

	Nine Months Ended September 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$2,676,911	$2,212	0.11	$1,742,166	$3,667	0.28
Investment securities - taxable	4,081,927	41,790	1.37	1,832,577	27,319	1.99
Investment securities - non-taxable	2,193,431	50,737	3.09	974,748	26,888	3.68
Mortgage loans held for sale	59,362	1,255	2.83	91,889	1,961	2.85
Loans - including fees	11,772,077	417,987	4.75	14,530,938	528,294	4.86
Total interest earning assets	20,783,708	513,981	3.31	19,172,318	588,129	4.10
Non-earning assets	2,302,279			2,331,246
Total assets	$23,085,987			$21,503,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,377,609	$15,178	0.20	$9,040,053	$31,926	0.47
Time deposits	2,871,519	17,899	0.83	3,068,459	33,563	1.46
Total interest bearing deposits	13,249,128	33,077	0.33	12,108,512	65,489	0.72
Federal funds purchased and securities sold under agreements to repurchase	255,684	507	0.27	370,116	1,431	0.52
Other borrowings	1,339,970	14,592	1.46	1,357,543	14,783	1.45
Subordinated debt and debentures	383,078	13,702	4.78	386,129	14,133	4.89
Total interest bearing liabilities	15,227,860	61,878	0.54	14,222,300	95,836	0.90

Non-interest bearing liabilities:
Non-interest bearing deposits	4,684,485			4,164,189
Other liabilities	165,694			205,942
Total liabilities	20,078,039			18,592,431
Stockholders’ equity	3,007,948			2,911,133
Total liabilities and stockholders’ equity	$23,085,987			$21,503,564
Net interest spread – FTE			2.77			3.20
Net interest margin – FTE		$452,103	2.91		$492,293	3.43

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three and nine month periods ended September 30, 2021, as compared to the same periods of the prior year. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(124)	$264	$140	$1,407	$(2,862)	$(1,455)
Investment securities - taxable	13,003	(3,120)	9,883	25,164	(10,693)	14,471
Investment securities - non-taxable	10,180	(2,163)	8,017	28,811	(4,962)	23,849
Mortgage loans held for sale	(808)	26	(782)	(688)	(18)	(706)
Loans - including fees	(39,069)	8,089	(30,980)	(98,215)	(12,092)	(110,307)
Total	(16,818)	3,096	(13,722)	(43,521)	(30,627)	(74,148)

Interest expense:
Interest bearing transaction and savings accounts	1,082	(3,482)	(2,400)	4,166	(20,914)	(16,748)
Time deposits	(1,007)	(3,683)	(4,690)	(2,034)	(13,630)	(15,664)
Federal funds purchased and securities sold under agreements to repurchase	(108)	(157)	(265)	(358)	(566)	(924)
Other borrowings	(67)	17	(50)	(191)	—	(191)
Subordinated notes and debentures	7	(28)	(21)	(111)	(320)	(431)
Total	(93)	(7,333)	(7,426)	1,472	(35,430)	(33,958)
Decrease in net interest income	$(16,725)	$10,429	$(6,296)	$(44,993)	$4,803	$(40,190)

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

The provision for credit losses for the three and nine months ended September 30, 2021 was a recapture of $19.9 million and $31.4 million, respectively, compared to an expense of $23.0 million and $68.0 million for the same periods ended September 30, 2020. The recapture of credit losses was driven by improved credit quality metrics and improved macroeconomic factors. The increase during the nine month period ended September 30, 2020 included provision related to problem energy credits which were negatively impacted by the sharp decline in commodity pricing, and ultimately charged-off during the second quarter of 2020 for a total of $32.6 million. In addition, uncertain economic forecasts during the first nine months of 2020 due to the impact of the COVID-19 pandemic drove higher provisions for credit losses during that period, a portion of which has been subsequently released.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, trust fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage and SBA loans, investment banking income, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $48.6 million for the three month period September 30, 2021, a decrease of approximately $20.9 million, or 30.1%, compared to the same period in 2020, primarily driven by decreases in mortgage lending income and the difference in gains on sale of securities recognized during the periods. Conversely, we had increases in total service charges on deposit accounts and fees of $1.4 million, or 11.3%, primarily attributable to additional customer transactions related to changes in customer spending habits during the third quarter of 2021.

For the nine month period ended September 30, 2021, total non-interest income was $145.2 million, a decrease of approximately $52.8 million, or 26.7%, compared to the same period in 2020, primarily due to decreases in the gains on sale of securities and mortgage lending income. During the first nine months of 2021, we sold approximately $342.6 million of investment securities resulting in a net gain of $15.8 million, compared to $1.7 billion of investment securities sold for a net gain of $54.8 million in the first nine months of 2020. Additionally, the gain on sale of branches, which we consider a non-core item, decreased approximately $2.8 million, compared to the same period in 2020. An increase of $2.5 million in debit and credit fees partially offset the overall decrease in non-interest income during the first nine months of 2021 as a result of additional transactions due to the changes in customer spending habits.

Decreases of $8.2 million and $14.7 million in mortgage lending income for the three and nine month periods ended September 30, 2021 were largely a result of decreases in the value of derivative contracts related to the mortgage banking operations partially offset by gains on the sale of mortgage loans that were driven by an increase in volume of loans sold during the first nine months of 2021 compared to the same period in 2020. Beginning in 2020 and continuing into 2021, we experienced an increase in mortgage lending transactions as a result of the low mortgage interest rate environment due to the COVID-19 pandemic. However, we expect mortgage lending volume to continue to decline for the remainder of 2021 given the current environment.

Table 5 shows non-interest income for the three and nine month periods ended September 30, 2021 and 2020, respectively, as well as changes in 2021 from 2020.

Table 5: Non-Interest Income

	Three Months Ended September 30,		2021 Change from		Nine Months Ended September 30,		2021 Change from
(Dollars in thousands)	2021	2020	2020		2021	2020	2020
Trust income	$7,145	$6,744	$401	6.0%	$21,049	$21,148	$(99)	(0.5)%
Service charges on deposit accounts	11,557	10,385	1,172	11.3	31,322	32,283	(961)	(3.0)
Other service charges and fees	1,964	1,764	200	11.3	5,934	4,841	1,093	22.6
Mortgage lending income	5,818	13,971	(8,153)	(58.4)	16,755	31,476	(14,721)	(46.8)
SBA lending income	191	304	(113)	(37.2)	718	845	(127)	(15.0)
Investment banking income	732	557	175	31.4	2,081	2,005	76	3.8
Debit and credit card fees (1)	7,102	6,478	624	9.6	20,785	18,296	2,489	13.6
Bank owned life insurance income	2,573	1,591	982	61.7	6,134	4,334	1,800	41.5
Gain on sale of securities, net	5,248	22,305	(17,057)	(76.5)	15,846	54,790	(38,944)	(71.1)
Gain on sale of branches	—	—	—	—	5,316	8,093	(2,777)	(34.3)
Other income	6,220	5,380	840	15.6	19,274	19,897	(623)	(3.1)
Total non-interest income	$48,550	$69,479	$(20,929)	(30.1)%	$145,214	$198,008	$(52,794)	(26.7)%
_________________________
(1)    During the second and third quarters of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.

Recurring fee income (total service charges, trust fees, debit and credit card fees) for the three month period ended September 30, 2021 was $27.8 million, an increase of $2.4 million from the same period in 2020. Recurring fee income for the nine month period ended September 30, 2021, was $79.1 million, an increase of $2.5 million from the nine month period ended September 30, 2020. The increases in the periods presented are primarily the result of changes in total service charges and debit and credit card fees, previously discussed.

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

For the three month period ended September 30, 2021, non-interest expense was $114.3 million, a decrease of $2.2 million, or 1.9%, from the three month period ended September 30, 2020. Salaries and employee benefits expense increased $3.1 million during the three month period of 2021 due to associates being hired in lending, wealth and mortgage as we continue to actively recruit new producers.

Non-interest expense for the nine months ended September 30, 2021 was $342.0 million, a decrease of $16.9 million, or 4.7%, from the same period in 2020. Normalizing for the non-core costs, core non-interest expense for the nine months ended September 30, 2021 decreased $8.0 million, or 2.3%, from the same period in 2020.

The decreases in non-interest expense were primarily related to the realization of expected synergies from the continuous evaluation of our branch network and the branch sales and closures that began in 2020 and have continued in 2021. Additionally, salaries and employee benefits expense during the nine month period September 30, 2021 was impacted by savings resulting from the early retirement program offered in the prior year.

Table 6 below shows non-interest expense for the three and nine month periods ended September 30, 2021 and 2020, respectively, as well as changes in 2021 from 2020.

Table 6: Non-Interest Expense

	Three Months Ended September 30,		2021 Change from		Nine Months Ended September 30,		2021 Change from
(Dollars in thousands)	2021	2020	2020		2021	2020	2020
Salaries and employee benefits	$61,902	$58,798	$3,104	5.3%	$182,503	$183,873	$(1,370)	(0.8)%
Early retirement expense	—	2,346	(2,346)	(100.0)	—	2,839	(2,839)	(100.0)
Occupancy expense, net	9,361	9,647	(286)	(3.0)	27,764	28,374	(610)	(2.2)
Furniture and equipment expense	4,895	6,231	(1,336)	(21.4)	15,169	18,098	(2,929)	(16.2)
Other real estate and foreclosure expense	339	602	(263)	(43.7)	1,545	1,201	344	28.6
Deposit insurance	1,870	2,244	(374)	(16.7)	4,865	7,557	(2,692)	(35.6)
Merger related costs	1,401	902	499	55.3	2,320	3,800	(1,480)	(39.0)
Other operating expenses:
Professional services	4,399	3,779	620	16.4	14,207	13,529	678	5.0
Postage	1,964	1,932	32	1.7	6,277	5,937	340	5.7
Telephone	1,516	2,103	(587)	(28.0)	4,758	6,738	(1,980)	(29.4)
Debit and credit card (1)	2,727	2,818	(91)	(3.2)	7,588	7,690	(102)	(1.3)
Marketing	5,019	3,517	1,502	42.7	12,912	11,430	1,482	13.0
Software and technology	10,134	9,552	582	6.1	30,242	29,021	1,221	4.2
Operating supplies	605	824	(219)	(26.6)	2,013	2,588	(575)	(22.2)
Amortization of intangibles	3,332	3,362	(30)	(0.9)	10,008	10,144	(136)	(1.3)
Branch right sizing	(3,280)	442	(3,722)	*	(2,187)	2,401	(4,588)	(191.1)
Other	8,149	7,478	671	9.0	22,008	23,676	(1,668)	(7.1)
Total non-interest expense	$114,333	$116,577	$(2,244)	(1.9)%	$341,992	$358,896	$(16,904)	(4.7)%
_________________________
(1)    During the second and third quarters of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.
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

HTM and AFS investment securities were $1.5 billion and $6.8 billion, respectively, at September 30, 2021, compared to the HTM amount of $333.0 million and AFS amount of $3.5 billion at December 31, 2020. As anticipated, our security portfolio increased during the first nine months of 2021 as we reinvested PPP loan repayments and utilized additional liquidity held in cash and cash equivalents. During the third quarter of 2021, we purchased $1.2 billion of investment securities, including strategically redeploying $226.3 million of excess cash into short-term, variable rate securities. We will continue to look for opportunities to maximize the value of the investment portfolio.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of September 30, 2021, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates and consist of a two year forward start date and maturity dates varying between 2028 and 2029.

LOAN PORTFOLIO

Our loan portfolio averaged $11.77 billion and $14.53 billion during the first nine months of 2021 and 2020, respectively. As of September 30, 2021, total loans were $10.83 billion, a decrease of $2.1 billion from December 31, 2020. The decline in the average loan balance during the first nine months of 2021 when compared to the same period in 2020 was due to the tepid loan demand that began in late first quarter of 2020 and has continued through 2021 largely as a result of the economic uncertainty stemming from the COVID-19 pandemic. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	September 30,	December 31,
(In thousands)	2021	2020
Consumer:
Credit cards	$175,884	$188,845
Other consumer	182,492	202,379
Total consumer	358,376	391,224
Real estate:
Construction and development	1,229,740	1,596,255
Single family residential	1,540,701	1,880,673
Other commercial	5,308,902	5,746,863
Total real estate	8,079,343	9,223,791
Commercial:
Commercial	1,821,905	2,574,386
Agricultural	216,735	175,905
Total commercial	2,038,640	2,750,291
Other	348,868	535,591
Total loans before allowance for credit losses	$10,825,227	$12,900,897

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $358.4 million at September 30, 2021, or 3.3% of total loans, compared to $391.2 million, or 3.0% of total loans at December 31, 2020. The decrease in consumer loans from December 31, 2020, to September 30, 2021, was primarily due to the expected seasonal decline in our credit card portfolio as well as loan payoffs and pay downs due to additional customer liquidity driven by the government economic stimulus programs in response to the COVID-19 pandemic.

Real estate loans consist of C&D loans, single-family residential loans and CRE loans. Real estate loans were $8.08 billion at September 30, 2021, or 74.6% of total loans, compared to $9.22 billion, or 71.5%, of total loans at December 31, 2020, a decrease of $1.1 billion, or 12.4%. Our C&D loans decreased by $366.5 million, or 23.0%, single family residential loans decreased by $340.0 million, or 18.1%, and CRE loans decreased by $438.0 million, or 7.6%. The decreases were largely due to less activity as a result of the pandemic and our effort to manage our real estate portfolio concentration. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.04 billion at September 30, 2021, or 18.8% of total loans, compared to $2.75 billion, or 21.3% of total loans at December 31, 2020, a decrease of $711.7 million, or 25.9%. During the first nine months of 2021, we originated $318.9 million under the PPP Round 2 program. As a result of expected reimbursements from the SBA related to PPP loan forgiveness of both PPP Round 1 and Round 2 loans, PPP loan balances declined by $1.0 billion during the same period. We expect PPP balances to continue to decline through the remainder of the year. Agricultural loans increased $40.8 million, or 23.2%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter. In addition, we are continuing with our planned exit of the energy portfolio.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume, while still strong, declined during the first nine months of 2021 when compared to 2020, leading to a decrease of $186.7 million in other loans primarily from mortgage warehouse lines of credit.

Loan demand appears to be returning to more normalized levels. For the fourth consecutive quarter, we have experienced an increase in commercial loan demand. Our loan pipeline consisting of all loan opportunities was $1.5 billion at September 30, 2021 compared to $673.7 million at December 31, 2020. Loans approved and ready to close at the end of the quarter totaled $492.8 million.

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

Total non-performing assets decreased $71.0 million from December 31, 2020 to September 30, 2021. Nonaccrual loans decreased by $63.8 million during the period and foreclosed assets held for sale and other real estate owned decreased by $6.6 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions while the decrease in foreclosed assets held for sale and other real estate owned is mainly the result of the disposition of one commercial building in the St. Louis area.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.33% at September 30, 2021, compared to 0.66% at December 31, 2020. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan for a borrower experiencing financial difficulty and grant a concession we would not otherwise consider, a “troubled debt restructuring” occurs and the loan is classified as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation has been restructured due to such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance remained relatively flat at $6.8 million as of September 30, 2021, decreasing $712,000 from December 31, 2020.

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

During 2020 and the first half of 2021, we processed over 3,700 COVID-19 loan modifications in excess of $3.0 billion. At September 30, 2021, the Company had 35 COVID-19 loan modifications outstanding in the amount of $82.0 million. The COVID-19 pandemic has had an unprecedented impact on the hotel, restaurant and retail industries, causing our borrowers in those industries to require loan modifications. At September 30, 2021, the majority of these balances have returned to regular payments and we expect most of the remaining COVID-19 loan modifications to return to regular payments with no credit downgrade or long-term restructure.

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.87% as of September 30, 2021. Non-performing loans equaled 0.55% of total loans. Non-performing assets were 0.31% of total assets, a 33 basis point decrease from December 31, 2020. The allowance for credit losses was 341% of non-performing loans. Our annualized net charge-offs to average total loans for the first nine months of 2021 was 0.06%. Excluding credit cards, the annualized net charge-offs to average total loans for the same period was 0.04%. Annualized net credit card charge-offs to average total credit card loans were 1.38%, compared to 1.60% during the full year 2020, and 116 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Nonaccrual loans (1)	$59,054	$122,879
Loans past due 90 days or more (principal or interest payments)	334	578
Total non-performing loans	59,388	123,457
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	11,759	18,393
Other non-performing assets	1,724	2,016
Total other non-performing assets	13,483	20,409
Total non-performing assets	$72,871	$143,866

Performing TDRs	$4,251	$3,138
Allowance for credit losses to non-performing loans	341%	193%
Non-performing loans to total loans	0.55%	0.96%
Non-performing assets (including performing TDRs) to total assets	0.33%	0.66%
Non-performing assets to total assets	0.31%	0.64%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $2,550,000 at September 30, 2021 and $4,375,000 at December 31, 2020.

The interest income on nonaccrual loans is not considered material for the three and nine month periods ended September 30, 2021 and 2020.

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

An analysis of the allowance for credit losses on loans is shown in Table 10.

Table 10: Allowance for Credit Losses

(In thousands)	2021	2020
Balance, beginning of year	$238,050	$68,244

Impact of CECL adoption	—	151,377
Loans charged off:
Credit card	2,759	3,326
Other consumer	1,577	3,062
Real estate	8,068	3,373
Commercial	2,099	40,537
Total loans charged off	14,503	50,298
Recoveries of loans previously charged off:
Credit card	801	773
Other consumer	1,136	1,110
Real estate	3,995	474
Commercial	2,930	1,381
Total recoveries	8,862	3,738
Net loans charged off	5,641	46,560
Provision for credit losses	(29,901)	75,190
Balance, September 30,	$202,508	$248,251

Loans charged off:
Credit card		787
Other consumer		960
Real estate		10,415
Commercial		8,199
Total loans charged off		20,361
Recoveries of loans previously charged off:
Credit card		241
Other consumer		355
Real estate		431
Commercial		1,835
Total recoveries		2,862
Net loans charged off		17,499
Provision for credit losses		7,298
Balance, end of year		$238,050

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and nine months ended September 30, 2021 and 2020, and for the year ended December 31, 2020, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of September 30, 2021, the allowance for credit losses reflected a decrease of approximately $35.5 million from December 31, 2020 while total loans decreased $2.1 billion over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. During the first quarter of 2020, we recorded an additional allowance for credit losses for loans of approximately $151.4 million due to the adoption of CECL.

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

The decrease in the allowance for credit losses during the first nine months of 2021 was predominately related to economic recovery from the effects of the COVID-19 pandemic and the decline in our loan portfolio. While the economic conditions appear to be improving, certain industries continue to be more adversely impacted than others by this pandemic, such as the restaurant, retail and hotel industries, and there remains uncertainty regarding how borrowers in these industries will recover. Our allowance for credit losses at September 30, 2021 was considered appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, the impact of new COVID-19 variants, future of government assistance related to COVID-19 recovery efforts and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$4,751	1.7%	$7,472	1.4%
Other consumer	1,234	1.7%	4,100	1.6%
Real estate	176,847	74.6%	182,868	71.5%
Commercial	17,471	18.8%	42,093	21.3%
Other	2,205	3.2%	1,517	4.2%
Total	$202,508	100.0%	$238,050	100.0%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 185 financial centers as of September 30, 2021. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $100,000 or more and brokered deposits. As of September 30, 2021, core deposits comprised 88.1% of our total deposits.

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

Our total deposits as of September 30, 2021, were $18.07 billion, an increase of $1.09 billion from December 31, 2020, primarily driven by the government economic stimulus programs and changes in customer spending resulting from the COVID-19 pandemic. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.62 billion at September 30, 2021, compared to $14.15 billion at December 31, 2020, an increase of $1.46 billion. Total time deposits decreased $376.6 million to $2.46 billion at September 30, 2021, from $2.83 billion at December 31, 2020. We had $388.6 million and $512.3 million of brokered deposits at September 30, 2021, and December 31, 2020, respectively. Both consumer and commercial deposit balances have grown since the COVID-19 related economic stimulus legislation, including legislation that established the PPP program, was implemented in mid-2020. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.72 billion at September 30, 2021 and December 31, 2020. The outstanding balance for September 30, 2021 includes $1.3 billion in FHLB long-term advances; $330.0 million in subordinated notes; $53.3 million of trust preferred securities and unamortized debt issuance costs; and $32.2 million of other long-term debt.

The FHLB long-term advances outstanding at the end of the third quarter 2021 are primarily FOTO advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at September 30, 2021 had original maturity dates of 10 years to 15 years with lockout periods that have expired. We expect the FHLB to not exercise the options to terminate the FOTO advances prior to their stated maturity dates due to the current low interest rate environment. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. As of September 30, 2021, there were no FHLB short-term advances outstanding.

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

CAPITAL

Overview

At September 30, 2021, total capital was $3.03 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2021, our common equity to asset ratio was 13.04% compared to 13.31% at year-end 2020.

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

During the three and nine month periods ended September 30, 2021, we repurchased 1,806,205 shares at an average price per share of $28.48 and 1,937,121 shares at an average price per share of $28.14, respectively, under the Program. During the nine month period ended September 30, 2020, 4,922,336 shares at an average price per share of $18.96 were repurchased under the Program. No shares were repurchased under the Program during the three months ended September 30, 2020.

Cash Dividends

We declared cash dividends on our common stock of $0.54 per share for the first nine months of 2021 compared to $0.51 per share for the first nine months of 2020, an increase of $0.03, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Risk Based Capital

The Company and Simmons Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Company and Simmons Bank must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2021, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at September 30, 2021 and December 31, 2020 are presented in Table 12 below:

Table 12: Risk-Based Capital

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Tier 1 capital:
Stockholders’ equity	$3,030,531	$2,976,656
CECL transition provision	122,787	131,430
Goodwill and other intangible assets	(1,152,688)	(1,163,797)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	11,429	(59,726)
Total Tier 1 capital	2,012,059	1,884,563
Tier 2 capital:
Trust preferred securities and subordinated debt	383,278	382,874
Qualifying allowance for credit losses and reserve for unfunded commitments	60,700	89,546
Total Tier 2 capital	443,978	472,420
Total risk-based capital	$2,456,037	$2,356,983

Risk weighted assets	$14,098,320	$14,048,608

Assets for leverage ratio	$22,189,921	$20,765,127

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	14.27%	13.41%
Tier 1 leverage ratio	9.07%	9.08%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP)(1)	9.22%	9.50%
Tier 1 risk-based capital ratio	14.27%	13.41%
Total risk-based capital ratio	17.42%	16.78%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $383.3 million is included as Tier 2 and total capital as of September 30, 2021.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, completed acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies, net interest margin, non-interest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, the impacts of the Company’s and its customers’ participation in the Paycheck Protection Program, the expected performance of COVID-19 loan modifications, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

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

We have $1.176 billion and $1.186 billion total goodwill and other intangible assets for the periods ended September 30, 2021 and December 31, 2020, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 13: Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income available to common stockholders	$80,561	$65,885	$222,879	$201,897
Non-core items:
Gain on sale of branches	—	—	(5,316)	(8,093)
Merger related costs	1,401	902	2,320	3,800
Early retirement program	—	2,346	—	2,839
Branch right sizing (net)	(3,041)	72	(2,554)	2,031
Tax effect (1)	429	(867)	1,451	(151)
Net non-core items	(1,211)	2,453	(4,099)	426
Core earnings (non-GAAP)	$79,350	$68,338	$218,780	$202,323

Diluted earnings per share(2)	$0.74	$0.60	$2.05	$1.83
Non-core items:
Gain on sale of branches	—	—	(0.05)	(0.07)
Merger related costs	0.01	0.01	0.02	0.03
Early retirement program	—	0.02	—	0.02
Branch right sizing (net)	(0.03)	—	(0.02)	0.02
Tax effect (1)	0.01	—	0.01	—
Net non-core items	(0.01)	0.03	(0.04)	—
Core diluted earnings per share (non-GAAP)	$0.73	$0.63	$2.01	$1.83
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 14: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Other income	$6,220	$5,380	$24,590	$27,990
Gain on sale of branches	—	—	(5,316)	(8,093)
Branch right sizing	239	(370)	(367)	(370)
Core other income (non-GAAP)	$6,459	$5,010	$18,907	$19,527

Non-interest expense	$114,333	$116,577	$341,992	$358,896
Non-core items:
Merger related costs	(1,401)	(902)	(2,320)	(3,800)
Early retirement program	—	(2,346)	—	(2,839)
Branch right sizing	3,280	(442)	2,187	(2,401)
Total non-core items	1,879	(3,690)	(133)	(9,040)
Core non-interest expense (non-GAAP)	$116,212	$112,887	$341,859	$349,856

See Table 15 below for the reconciliation of tangible book value per common share.

Table 15: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	September 30,	December 31,
(In thousands, except per share data)	2021	2020
Total stockholders’ equity	$3,030,531	$2,976,656
Preferred stock	(767)	(767)
Total common stockholders’ equity	3,029,764	2,975,889
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(100,428)	(111,110)
Total intangibles	(1,175,733)	(1,186,415)
Tangible common stockholders’ equity	$1,854,031	$1,789,474
Shares of common stock outstanding	106,603,231	108,077,662

Book value per common share	$28.42	$27.53

Tangible book value per common share (non-GAAP)	$17.39	$16.56

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Total common stockholders’ equity	$3,029,764	$2,975,889
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(100,428)	(111,110)
Total intangibles	(1,175,733)	(1,186,415)
Tangible common stockholders’ equity	$1,854,031	$1,789,474

Total assets	$23,225,930	$22,359,752
Intangible assets:
Goodwill	(1,075,305)	(1,075,305)
Other intangible assets	(100,428)	(111,110)
Total intangibles	(1,175,733)	(1,186,415)
Tangible assets	$22,050,197	$21,173,337

Paycheck Protection Program (“PPP”) loans	(212,087)	(904,673)
Total assets excluding PPP loans	$23,013,843	$21,455,079
Tangible assets excluding PPP loans	$21,838,110	$20,268,664

Ratio of common equity to assets	13.04%	13.31%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.41%	8.45%
Ratio of common equity to assets excluding PPP loans (non-GAAP)	13.16%	13.87%
Ratio of tangible common equity to tangible assets excluding PPP loans (non-GAAP)	8.49%	8.83%

See Table 17 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 17: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended September 30, 2021
Total Tier 1 capital	$2,012,059

Adjusted average assets for leverage ratio	$22,189,921
Average PPP loans	(359,828)
Adjusted average assets excluding average PPP loans	$21,830,093

Tier 1 leverage ratio	9.07%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.22%

See Table 18 below for the calculation of core net interest margin and net interest margin adjusted for PPP loans and additional liquidity for the periods presented.

Table 18: Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest income	$145,237	$153,610	$438,451	$484,774
FTE adjustment	4,941	2,864	13,652	7,519
Fully tax equivalent net interest income	150,178	156,474	452,103	492,293
Total accretable yield	(4,122)	(8,948)	(16,371)	(32,508)
Core net interest income	$146,056	$147,526	$435,732	$459,785

PPP loan and additional liquidity (1) interest income	(10,064)	(6,131)	(32,013)
Net interest income adjusted for PPP loans and additional liquidity (1)	$140,114	$150,343	$420,090

Average earning assets	$20,901,992	$19,415,314	$20,783,708	$19,172,318
Average PPP loan balance and additional liquidity (1)	(1,475,098)	(2,359,928)	(2,601,327)
Average earning assets adjusted for PPP loans and additional liquidity (1)	$19,426,894	$17,055,386	$18,182,381

Net interest margin	2.85%	3.21%	2.91%	3.43%
Core net interest margin (non-GAAP)	2.77%	3.02%	2.80%	3.20%
Net interest margin adjusted for PPP loans and additional liquidity (1) (non-GAAP)	2.86%	3.51%	3.09%
_______________________________________
(1)Additional liquidity is estimated as the average interest bearing balances due from banks and federal funds sold greater than $750.0 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2021, undivided profits of Simmons Bank were approximately $484.4 million, of which approximately $47.0 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $3.0 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 81.8% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2021, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 3.04% and 6.65%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of (0.18)% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of September 30, 2021, is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2021:

Table 19: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	6.65%
Up 100 basis points	3.04%
Down 25 basis points	(0.18)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning our purchases of common stock during the quarter ended September 30, 2021 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	22,582	$27.21	22,582	$149,349,000
August 1, 2021 - August 31, 2021	858,623	28.62	858,623	$124,776,000
September 1, 2021 - September 30, 2021	925,000	28.37	925,000	$98,531,000
Total	1,806,205	$28.48	1,806,205

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
2.2	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	As Amended By-Laws of Simmons First National Corporation, as amended on October 21, 2020 (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed October 22, 2020 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Indemnification Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed August 5, 2021 (File No. 000-06253).
10.2	Executive Change in Control Severance Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed August 5, 2021 (File No. 000-06253)).
10.3	Deferred Compensation Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed August 5, 2021 (File No. 000-06253).
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of BKD, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

Exhibit No.	Description
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 5, 2021	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	November 5, 2021	/s/ James M. Brogdon
James M. Brogdon
Executive Vice President, Chief Financial Officer, and Treasurer

Date:	November 5, 2021	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer