Form 10-K
period 2021-12-31
SIMMONS FIRST NATIONAL CORP
filed 2022-02-25
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2021, was $3,104,087,782 based upon the last trade price as reported on the Nasdaq Global Select Market® of $29.34.
The number of shares outstanding of the Registrant’s Common Stock as of February 22, 2022, was 112,374,863.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Registrant to be held on April 27, 2022, are incorporated by reference into Part III of this Form 10-K.

SIMMONS FIRST NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies, net interest margin, non-interest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, the impacts of the Company’s and its customers’ participation in the Paycheck Protection Program, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, the Company’s expectations regarding actions by the Federal Home Loan Banks (“FHLB”) including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of pending and future litigation (including the results of the overdraft fee litigation against the Company that is described in this annual report), acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes, including in response to the COVID-19 pandemic; the impacts of the COVID-19 pandemic on the Company’s operations and performance; the ultimate effect of measures the Company takes or has taken in response to the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic, including the effectiveness of vaccination efforts and developments with respect to COVID-19 variants; the pace of recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein and in other reports we file with the Securities and Exchange Commission (“SEC”); changes in real estate values; changes in interest rates; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings; judgements, settlements, and other outcomes of pending or future litigation, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic (including, among others, the PPP); the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and those factors set forth under Item 1A. “Risk Factors” of this report and other cautionary statements set forth elsewhere in this report. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation, an Arkansas corporation organized in 1968, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The terms “Company,” “we,” “us,” and “our” refer to Simmons First National Corporation and, where appropriate, its subsidiaries. The Company is headquartered in Pine Bluff, Arkansas, and had total consolidated assets of $24.7 billion, total consolidated loans of $12.0 billion, total consolidated deposits of $19.4 billion and equity capital of $3.2 billion, each as of December 31, 2021. The Company, through its subsidiaries, provides banking and other financial products and services in markets located in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Subsidiary Bank

The Company’s lead subsidiary, Simmons Bank (“Simmons Bank” or the “Bank”), is an Arkansas state-chartered bank that has been in operation since 1903.

Simmons Bank provides banking and other financial products and services to individuals and businesses using a network of approximately 199 financial centers in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. Simmons Bank offers commercial banking products and services to business and other corporate customers. Simmons Bank extends loans for a broad range of corporate purposes, including financing commercial real estate, construction of particular properties, commercial and industrial uses, acquisition and equipment financings, and other general corporate needs. Simmons Bank also engages in small business administration (“SBA”) and agricultural finance lending, and it offers corporate credit card products, as well as corporate deposit products and treasury management services.

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

Additionally, Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers.

Community and Metro Bank Strategy

Historically, the Company utilized separately chartered community bank subsidiaries to provide full-service banking products and services across our footprint. During 2014, we consolidated all separately chartered banks into Simmons Bank in order to more effectively meet the increased regulatory burden facing banks, reduce certain operating costs, and more efficiently perform operational duties. To both effectively compete in and service the needs of the different types of markets that are now included in our footprint, Simmons Bank now operates using two main groups, a community banking group and a metro banking group, within its geographic footprint. Currently, Simmons Bank’s community and metro banking groups are organized as follows:

Community Banking Group	Metro Banking Group
Arkansas Community Division (East Central Arkansas; North Central Arkansas; Northeast Arkansas; Arkansas River Valley; South Arkansas; and South Central Arkansas)	Central Arkansas and Tennessee Division (Little Rock, Arkansas; Memphis, Tennessee; Nashville, Tennessee)

Tennessee Community Division (East Tennessee and West Tennessee)	St. Louis Division (St. Louis, Missouri)

MO/OK/TX Community Division (Central Missouri; South Central Missouri; Southwest Missouri; Southeast Oklahoma; Stillwater, Oklahoma; North Texas)	Texas Division (Dallas, Texas; Ft. Worth, Texas; North Dallas, Texas)
Western Division (Northwest Arkansas; Kansas City, Missouri/Kansas; Wichita, Kansas; Oklahoma City, Oklahoma; Tulsa, Oklahoma

Growth Strategy

Over the past 32 years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990, we have completed 20 whole bank acquisitions, one trust company acquisition, five bank branch acquisitions, one bankruptcy (363) acquisition, four FDIC failed bank acquisitions and four Resolution Trust Corporation failed thrift acquisitions. The following summary provides additional details concerning our more recent acquisition activity.

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

In October 2015, we completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks. Headquartered in Springfield, Missouri, Ozark Trust had over $1 billion in assets under management and provided a wide range of financial services for its clients including investment management, trust services, IRA rollover or transfers, successor trustee services, personal representatives and custodial services. As our first acquisition of a fee-only financial firm, Ozark Trust provided a new wealth management capability that could be leveraged across the Company’s entire geographic footprint.

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

In October 2021, we completed the acquisition of Landmark Community Bank (“Landmark”), headquartered in Collierville, Tennessee, as well as the acquisition of Triumph Bancshares, Inc. (“Triumph”), including its wholly-owned bank subsidiary, Triumph Bank, headquartered in Memphis, Tennessee. Landmark had total assets of $968.5 million, while Triumph provided us with $848.2 million in assets. These combined acquisitions allowed us to expand our existing footprint in Tennessee and to further enhance our scale in two of our key Tennessee growth markets – Memphis and Nashville. The systems conversions for both Landmark and Triumph Bank were completed in October 2021, at which time Landmark and Triumph Bank were merged into Simmons Bank.

Additionally, on November 19, 2021, we announced the Company had entered into an Agreement and Plan of Merger (“Spirit Agreement”) with Spirit of Texas Bancshares, Inc. (“Spirit”), headquartered in Conroe, Texas, including its wholly-owned bank subsidiary, Spirit of Texas Bank SSB. See Note 2, Acquisitions, in the accompanying Notes to the Consolidated Financial Statements for additional information related to this acquisition.

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

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates these transactions. The senior management teams of both the Company and Simmons Bank have extensive experience in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to continue to successfully acquire and integrate banks.

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

Strategic considerations that can cause an acquirer or a target institution to explore or support a merger or acquisition transaction include, among other things:

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

Nonbank competitors are increasingly offering products and services that traditionally were bank products. Many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that the Company and its affiliates do not provide.

Principal Offices and Available Information

Our principal executive offices are located at 501 Main Street, Pine Bluff, Arkansas 71601, and our telephone number is (870) 541-1000. We also have corporate offices located at 601 E. 3rd Street, Little Rock, Arkansas 72201. We maintain a website at http://www.simmonsbank.com. On this website under the Investor Relations section, we make our filings with the SEC (including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended) available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our website contains other news and announcements about the Company and its subsidiaries.

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

We are committed to maintaining a strong culture that not only earns loyalty but also serves as a catalyst for growth. Our values-based culture is memorialized in a set of “Culture Cornerstones” that are communicated to all associates and incorporated in various ways throughout our operations. We strive for all five of our Culture Cornerstones - Better Together; Integrity; Passion; High Performance; and Pursue Growth - to be reflected in everything we do, including how we interact with each other, how we interact with our customers, and how we interact with our vendors and business partners. We are also committed to promoting our associates’ well-being. Our wellness program, “Ultimate You,” assists associates in improving their level of physical, financial, and mental fitness through offerings such as discounted gym memberships, financial literacy training, channels for counseling, and health-focused challenges and contests. Finally, our inclusion program, “We Are Simmons,” celebrates and supports the unique perspectives, experiences, and backgrounds of our associates. We believe these differences help us better serve our customers and make us stronger as a whole. In connection with this program, we recently introduced Employee Resource Groups for veterans, women, African Americans, and LGBTQIA+ associates.

As of December 31, 2021, the Company and its subsidiaries had approximately 2,877 full time equivalent associates. None of our associates are represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our associates to be good and strive to operate with an “open door policy” where associate concerns and issues can be discussed anytime directly with leadership or human resources. We have been recognized with “Best Places to Work” awards in several of our markets.

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

The principal source of the Company’s liquidity is dividends from Simmons Bank, the payment of which is subject to certain limitations imposed by federal and state laws. The approval of the Arkansas Bank Commissioner is, for instance, required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2021, Simmons Bank had paid to the Company all available dividends. While past dividends are not necessarily indicative of amounts that may be paid or available to be paid in future periods, net profits of Simmons Bank and cash balances at the Company are projected to be sufficient to pay quarterly dividends on the Company’s common stock at current levels and interest and principal on the Company’s debt as well as meet other liquidity needs.

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

Furthermore, as a member of the Federal Reserve System, our subsidiary bank is required by law to maintain reserves against its transaction deposits as required by the FRB. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. During 2020, due to the COVID-19 pandemic, the FRB acting pursuant to the Federal Reserve Act reduced the reserve requirements to zero until further notice. As a result, as of December 31, 2021, the Company’s reserve balances were zero.

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

Loans to executive officers, directors, or any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank's employees and does not give preference to the insider over the employees, and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board of Directors. Section 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O, prohibits loans to any directors, executive officers, and principal stockholders and their related interests where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers and identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

Risk-Weighted Capital Requirements for the Company and the Subsidiary Bank

Effective January 1, 2015, the Company and its subsidiary bank became subject to new capital regulations (“Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. banks. The Basel III Capital Rules were fully implemented as of January 1, 2019. For a tabular summary of our risk-weighted capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” and Note 23, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

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

Accordingly, under the fully-phased in Basel III Capital Rules, the capital standards applicable to the Company include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (1) CET1 to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) Total capital to risk-weighted assets of at least 10.5%.

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
Institutions that fall into the latter three categories are subject to restrictions on their growth and are required to submit a capital restoration plan. There is also a method by which an institution may be downgraded to a lower capital category based on supervisory factors other than capital. As of December 31, 2021, Simmons Bank was “well capitalized” based on the aforementioned ratios.

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

Pursuant to the FDICIA and Federal Deposit Insurance Act (“FDIA”), the federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC and the Deposit Insurance Fund. As of December 31, 2021, the Bank was well capitalized under these regulations.

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

The EGRRCPA

In May 2018, the Economic Growth, Regulatory Reform, and Consumer Protection Act (“EGRRCPA”) was enacted, which, among other things, amended certain provisions of the Dodd-Frank Act as well as statutes administered by the FRB and the FDIC. The EGRRCPA provides targeted regulatory relief to financial institutions while preserving the existing framework under which U.S. financial institutions are regulated. The EGRRCPA relieves bank holding companies with less than $100 billion in assets, such as the Company, from the enhanced prudential standards imposed under Section 165 of the Dodd-Frank Act (including, but not limited to, resolution planning and enhanced liquidity and risk management requirements). Please see the section below titled Impacts of Growth for more information.
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
Brokered Deposits

Section 29 of the FDIA and the FDIC regulations promulgated thereunder limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is well capitalized or, with the FDIC’s approval, adequately capitalized. However, a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than well capitalized. In December 2020, the FDIC issued a final rulemaking to modernize its brokered deposit regulations. Among other things, the final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition and establishes certain automatic “primary purpose” exemptions from the deposit broker definition, as well as revises certain interest rate restrictions that apply to less than well capitalized insured depository institutions. The final rule became effective April 1, 2021; and full compliance was required by January 1, 2022. Implementation of the final rule did not have a material impact on our subsidiary bank.

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

During recent years, the federal prudential regulatory agencies have been engaged in efforts to revise the regulations implementing the CRA. The Company will monitor developments with respect to proposals concerning these regulations and assess the impact, if any, of the proposed changes to the CRA regulations.

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

In December 2020, the U.S. Congress enacted the National Defense Authorization Act (the “NDAA”) that, among other provisions, made significant updates to the federal BSA/AML regulations that aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds. In December 2021, the Financial Crimes Enforcement Network (“FinCEN”) issued rules to implement a national beneficial ownership reporting framework and to update the customer due diligence requirements that apply to the Company and the Bank to be consistent with this framework. The Company and the Bank continue to monitor legislative, regulatory and supervisory developments related thereto.
Federal Home Loan Bank of Dallas
Simmons Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), which is one of 11 regional Federal Home Loan Banks (“FHLBs”) that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region and makes loans to its members in accordance with policies and procedures established by the board of directors of that FHLB. As a member, Simmons Bank must purchase and maintain stock in FHLB-Dallas. At December 31, 2021, Simmons Bank’s total investment in FHLB-Dallas was $64.2 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and our subsidiary bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. However, in 2021 the SEC signaled a renewed interest in these matters by re-opening the comment period on a proposed rule regarding clawbacks of incentive-based executive compensation, which was originally proposed in 2015.

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The Company gives stockholders a non-binding vote on executive compensation annually.

Impacts of Growth

Because the Company and Simmons Bank have exceeded $10 billion in assets, each of the Company and the Bank are subject to heightened requirements (as compared to smaller community banking organizations) that are imposed by various federal banking law and regulations.

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

As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply, and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt are included as total Tier 2 capital.

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

Additionally, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank continues to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory, examination and enforcement authority, as well as expanded data collecting and enforcement powers, all of which impacts the operations of Simmons Bank.

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

Effect of Governmental Monetary Policies

The FRB uses monetary policy tools to impact interest rates, credit market conditions and money market conditions and to influence general economic conditions, including employment, market interest and inflation rates. These policies can have a significant impact on the absolute levels and distribution of deposits, loans and investment securities, as well as on market interest rates charged on loans or paid for deposits and other borrowings. Monetary policies of the FRB have in the past had a significant effect on the operating results of bank holding companies and their subsidiary banks, such as the Company and Simmons Bank, and may have similar effects in the future.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this report, including the information contained in “Cautionary Note Regarding Forward-Looking Statements,” investors in our securities should carefully consider the factors discussed below. An investment in our securities involves risks. The factors below, among others, could materially and adversely affect our business, financial condition, results of operations, liquidity or capital position, or cause our results to differ materially from our historical results or the results expressed or implied in our forward-looking statements. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and resulting economic conditions have adversely impacted our business, and may adversely impact our business in the future, as well as our customers and third-party vendors; and the ultimate severity of these impacts is dependent on future events, including the scope and duration of, and governmental responses to, the pandemic, that are highly uncertain and challenging to predict.

The COVID-19 pandemic and responses to it have impacted, and are likely to continue to adversely impact, our business, results of operations, and financial condition, as well as those of our customers and third-party vendors. The COVID-19 pandemic has caused significant disruptions to the global economy and the lives of people around the world. As a result of the pandemic, governmental authorities, businesses, and the public have taken unprecedented actions designed to limit the scope and duration of the COVID-19 pandemic, as well as mitigate its effects. However, at this time, we are unable to determine whether these actions have been or will be effective, or how long it may take for the pandemic to subside.

Many responses to the COVID-19 pandemic have adversely impacted the businesses of many of our customers. If these responses are ultimately unsuccessful, we could continue to experience material adverse impacts to our business, financial condition, and results of operations. Additionally, changes due to COVID-19 may continue to have adverse impacts on the Company’s business due to, among other things, reduced effectiveness of operations, unavailability of personnel (including due to illness), and increased cybersecurity risks related to use of remote technology. We may experience financial losses and declines in our financial condition due to a number of factors associated with the pandemic, including, among other things, deteriorations in credit quality, past due loans, challenges faced by our third-party vendors who provide key services, and charge offs resulting from difficulties faced by our hospitality, retail, restaurant, energy, and other borrowers as a result of the pandemic and responses to it. Loan payment deferral programs and government assistance programs, such as the Paycheck Protection Program (“PPP”), may be masking credit deterioration in the Company’s loan portfolio by making standard measures of identifying developing financial weakness in a customer or a loan portfolio less applicable, which may cause our credit quality to decline and adversely impact our allowance for credit losses and/or require additional provisions.

The COVID-19 pandemic has contributed to significant volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, and perceptions regarding national and global recovery from the pandemic, volatility in the financial markets may continue which may adversely impact the price of the Company’s common stock.

The ultimate severity of adverse impacts of the COVID-19 pandemic will depend on future developments, including, among other things, how long the pandemic lasts, how successful vaccination efforts are, the significant spread of new strains of the virus, and whether additional restrictions are imposed on businesses and individuals. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, or as a result of changes in the behavior of customers, businesses and their employees. Additionally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described herein and in other filings we make with the SEC.

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

We have a sizeable consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.40% and 1.60% of our average outstanding credit card balances for the years ended December 31, 2021 and 2020, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

Our net income and cash flows depend to a significant extent on the difference between interest rates earned on interest-earning assets and the rates paid on interest-bearing liabilities. These rates are highly sensitive to many factors beyond our control, including general economic conditions and credit and monetary policies of governmental authorities. Changes in the credit or monetary policies of governmental authorities, particularly the Federal Reserve, could significantly impact market interest rates and our financial performance. For instance, changes in the nature of open market transactions in U.S. government securities, the discount rate or the federal funds rate on bank borrowings, and reserve requirements against bank deposits, could lead to increases in the costs associated with our business. In addition, such changes could influence the interest we receive on loans and securities and the amount of interest we pay on deposits. If the interest rates we pay on deposits increases at a faster rate than the interest we receive on loans and other investments, then our net interest income could be adversely affected. If the Federal Reserve raises interest rates, we may not be able to reflect increasing interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our financial condition and results of operations. In addition, the impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates, and our ability to manage such relative sensitivity may be adversely impacted by competitive conditions in the banking industry and in the financial markets. Due to the changing conditions in the national economy, we cannot predict with certainty how future changes in interest rates, deposit levels, and loan demand will impact our business and profitability.

Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”) and other benchmark rates are determined, as well as the discontinuance and replacement of LIBOR as a reference rate, could adversely impact our business and results of operations.

LIBOR and certain other interest rate benchmarks are the subject of recent national and international reform. Intercontinental Exchange, Inc. the company that administers LIBOR, stated in March 2021 that it intends to cease the publication of one week and two-month LIBOR rates immediately after the LIBOR publication on December 31, 2021, and the remaining LIBOR rates immediately following the LIBOR publication on June 30, 2023. The U.S. federal banking agencies have issued statements to encourage U.S. banks to transition away from U.S. dollar LIBOR as soon as practicable and not to enter into new contracts that use U.S. dollar LIBOR after December 31, 2021. Due to LIBOR’s extensive use across financial markets, the transition away from LIBOR may pose risks and challenges to financial markets and financial institutions, including the Company, and liquidity in certain interbank markets on which LIBOR estimates are based has been declining. At this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, at this time, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become the generally accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans, extend beyond 2021. We are continuing to assess the impact that a cessation or market replacement of LIBOR would have on these various products and contracts and working to transition many LIBOR based products and contracts to other interest rate structures. The market transition away from LIBOR to alternative reference rates is a complex process and could have a range of effects on the Company’s business, financial condition and results of operations, including but not limited to by (i) adversely affecting the interest rates received or paid on the revenues and expenses associated with, or the value of the Company’s LIBOR-based assets and liabilities; (ii) adversely affecting the interest rates paid on or received from other securities or financial arrangements, given LIBOR’s historically prominent role in determining market interest rates globally, or (iii) resulting in disputes, litigation or other actions with borrowers or other counterparties about the interpretation or enforceability of certain fallback language contained in LIBOR-based loans, securities or other contracts. The discontinuation of LIBOR could result in operational, legal and compliance risks and, if we are unable to adequately manage such risks and transition from LIBOR to new reference rates, our business, financial condition, results of operations and future prospects may be adversely impacted.

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

The Great Recession elevated unemployment levels and negatively impacted consumer confidence. It also had a detrimental impact on industry-wide performance nationally as well as the Company’s market areas. While improvement in several economic indicators have been noted since 2013, including increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels as a result of the COVID-19 pandemic led to extensive additional disruptions to the economy generally during 2020 and 2021.

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

Our concentration of banking activities in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas, including our real estate loan portfolio, makes us more vulnerable to adverse conditions in the particular local markets in which we operate.

Our subsidiary bank operates primarily within the states of Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Our financial condition, results of operations and cash flows are subject to changes in the economic conditions in these six states, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans. We largely depend on the continued growth and stability of the communities we serve for our continued success. Declines in the economies of these communities or the states in general could adversely affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, thus adversely affecting our net income, profitability and financial condition.

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

In the markets we serve, the businesses of banking and financial services are fiercely competitive. Many of our competitors offer the same, or similar, products and services within our market areas. Some of our competitors are able to offer a broader range of products and services than we do. These competitors include banks with nationwide presences, regional banks, and community banks (who may have greater flexibility in their operational strategies than we possess). We also face competition from many other types of financial institutions, including, among others, credit unions, finance companies, insurance companies, brokerage and investment banking firms. Certain nonbank competitors of the Company are increasingly offering products and services that traditionally were banking products due to technological advances, and many of these nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. As a result, some of the competitors in our markets have the ability to offer products and services that we are unable to offer or to offer such products and services at more competitive rates. If we are unable to effectively compete for customers, we may lose loan and deposit market share, as well as experience reductions in net interest margin, fee income, and profitability, and our business, financial condition, and results of operations could be adversely affected.

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

We anticipate that new technologies will continue to emerge that may be superior to, or render obsolete, the technologies currently used by the Company and the Bank in their products and services. Developing or acquiring access to new technologies and incorporating those technologies into our products and services, or using them to expand our products and services, in each case in a way that enables us to remain competitive, may require significant investments, may take considerable time to complete, and ultimately may not be successful.

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

As of December 31, 2021, we had $1.1 billion of goodwill and $106.2 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Despite our efforts and those of our third party service providers to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. Furthermore, because certain of our employees are working, or may work, remotely due to the COVID-19 pandemic or otherwise, there is an increased risk of disruption to our systems because remote networks and infrastructure may not be as secure as in our office environment. If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

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

The regulatory bodies that establish accounting standards, including, among others, FASB and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, that substantially changed the accounting for credit losses and other financial assets held by banks, financial institutions and other organizations. The standard removed the existing “probable” threshold in generally accepted accounting principles (“US GAAP”) for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. We adopted an optional three-year phase-in period for the day-one adverse regulatory capital impact upon adoption of the standard with the additional two year delay allowed by regulators in response to the COVID-19 pandemic. The adoption of the standard resulted in an overall material increase in the allowance for credit losses. However, the impact at adoption was influenced by our portfolios' composition and quality at the adoption date and economic conditions and forecasts at that time.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company and its subsidiaries conduct financial operations from approximately 199 financial centers located in communities throughout Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. We believe our properties are suitable and adequate for our present operations.

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

As of February 22, 2022, there were approximately 2,278 shareholders of record of our common stock. See the Cash Dividends discussion in the Capital section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding cash dividends.

Issuer Purchases of Equity Securities

Effective July 23, 2021, our Board of Directors approved an amendment to the Company’s stock repurchase program originally approved in October 2019 and first amended in March 2020 (“2019 Program”) that increased the amount of our Class A Common Stock that may be repurchased under the 2019 Program from a maximum of $180 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022 (unless terminated sooner). The repurchase authorization under the 2019 Program was substantially exhausted during January 2022.

On January 27, 2022, we announced a new stock repurchase program (the “2022 Program”) under which we may repurchase up to $175 million of our Class A Common Stock currently issued and outstanding. The 2022 Program replaced the 2019 Program. The timing, pricing, and amount of any repurchases under the 2022 Program will be determined by management at its discretion based on a variety of factors, including but not limited to, trading volume and market price of our common stock, corporate considerations, the Company working capital and investment requirements, general market and economic conditions, and legal requirements. Under the 2022 Program, we may repurchase shares of our Class A Common Stock through open market and privately negotiated transactions or otherwise. The 2022 Program does not obligate us to repurchase any of our Class A Common Stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for the 2022 Program to come from available sources of liquidity, including cash on hand and future cash flow.

Information concerning our purchases of common stock during the quarter ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	457,687	$30.47	457,687	$84,583,000
November 1 - 30, 2021	325,000	29.23	325,000	$75,082,000
December 1 - 31, 2021	1,842,661	29.58	1,842,661	$20,585,000
Total	2,625,348	$29.69	2,625,348
_________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index, the SNL U.S. Bank & Thrift Index, the Russell 2000 Index and KBW Regional Banking Index. The graph assumes an investment of $100 on December 31, 2016 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered as an indication of future performance. In the preceding year, the Company selected the NASDAQ Composite and SNL U.S. Bank & Thrift Index as the indexes with which to compare its performance. The Company is replacing these indexes with the Russell 2000 Index and the KBW Regional Banking Index, respectively, as we believe these indexes are more representative of companies similar in size and market capitalization to the Company. In addition, the Company is a member of the Russell 2000 Index and, during 2021, was added as a member of the KBW Regional Bank Index.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Simmons First National Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index
NASDAQ Composite
SNL U.S. Bank & Thrift

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Simmons First National Corporation	100.00	93.56	80.70	91.91	76.98	108.04
Russell 2000 Index	100.00	114.63	101.99	127.98	153.49	176.18
KBW Nasdaq Regional Banking Index	100.00	95.60	84.00	104.05	95.02	129.84
Nasdaq Composite	100.00	129.73	126.08	172.41	250.08	305.63
SNL U.S. Bank & Thrift	100.00	118.21	98.75	135.64	118.33	160.89

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2021 and 2020 and results of operations for each of the years then ended. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 (the “2020 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2020, which are incorporated herein by reference. Certain reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this report, as well as the cautionary note regarding forward-looking statements and the risks discussed in Item 1A of Part I of this Form 10-K.

Critical Accounting Estimates

Overview

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

Acquisition Accounting, Loans

We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are purchased credit deteriorated (“PCD”) loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. The net premium or discount on loans that are not classified as PCD (“non-PCD”), that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. We then record the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.
Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. We perform an annual goodwill impairment test, and more than annually if circumstances warrant, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by ASU 2011-08 – Testing Goodwill for Impairment and ASU 2017-04 - Intangibles – Goodwill and Other. ASC Topic 350 requires that goodwill and intangible assets that have indefinite lives be reviewed for impairment annually or more frequently if certain conditions occur. Our assessment depends on several assumptions which are dependent on market and economic conditions. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

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

2021 Overview

Our net income available to common shareholders for the year ended December 31, 2021 was $271.1 million, or $2.46 diluted earnings per share, compared to $254.9 million, or $2.31 diluted earnings per share, for the same period in 2020. Included in both 2021 and 2020 results were non-core items related to our acquisitions, gains associated with the sale of branches and branch right sizing initiatives, and with respect to our 2020 results only, early retirement program expenses. Excluding all non-core items, core earnings for the year ended December 31, 2021 were $278.3 million, or $2.53 core diluted earnings per share, compared to $264.3 million, or $2.40 core diluted earnings per share, in 2020. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures.

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

We completed the acquisitions of Landmark Community Bank (or “Landmark”) and Triumph Bancshares, Inc. (or “Triumph”), including its wholly-owned bank subsidiary, Triumph Bank, in October 2021, while simultaneously completing the systems conversion of both banks. We were able to obtain all necessary approvals, close and complete the systems conversions of the two banks within approximately four months of the announcement, which we believe speaks to the outstanding team we have developed. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to these acquisitions.

Additionally, on November 19, 2021, we announced the Company had entered into the Spirit Agreement with Spirit, headquartered in Conroe, Texas, including its wholly-owned bank subsidiary, Spirit of Texas Bank SSB. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to this acquisition.

During the fourth quarter of 2021, Simmons Bank announced a first-of-its-kind multi-university corporate sponsorship program designed to support female student athletes and serve as a program for developing women leaders in the corporate world, and we also donated $2.5 million to the Simmons First Foundation.

Continuing on the trends from 2020, in 2021 our digital banking transactions as a percentage of total transactions increased by an additional 23%, while mobile deposit transactions increased 30% and mobile deposit dollars increased 68% when compared to 2020. These increases were driven by new digital account products and enhanced digital only processes.

We continue to evaluate our branch network as part of our analysis of the profitability of our operations and the efficiency with which we deliver banking services to our markets, including, among other things, changes in customer traffic and preferences. During 2021, we closed 15 branches while opening 3 branches. In September 2021, we purchased a 90,000 square foot building in west Little Rock, Arkansas, that will afford us a great opportunity to strategically position certain teams in a centralized location as well as opening a full-service branch and drive-thru to better service our customers in that area.

Stockholders’ equity as of December 31, 2021 was $3.2 billion, book value per share was $28.82 and tangible book value per common share was $17.71. Our ratio of common stockholders’ equity to total assets was 13.1% and the ratio of tangible common stockholders’ equity to tangible assets was 8.5% at December 31, 2021. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures. The Company’s Tier I leverage ratio of 9.1%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” minimum requirements. See Table 18 – Risk-Based Capital for regulatory capital ratios.

Total interest bearing balances due from banks and federal funds sold were $1.4 billion at December 31, 2021, a decrease of $1.8 billion from the same period in 2020. We had accumulated additional liquidity at December 31, 2020 as a result of the ongoing effects of the COVID-19 pandemic, including economic stimulus legislation, reduced credit card balances, tepid loan demand and fewer overdraft activities. We were able to reduce these interest bearing balances during 2021 through our redeployment of excess cash, mainly through purchases of investment securities and repurchases of our common stock.

Total loans were $12.0 billion at December 31, 2021, a decrease of $888.4 million, or 6.9%, from the same period in 2020. During 2021, we originated $318.9 million in Round 2 PPP loans to our customers, compared to $975.6 Round 1 PPP loans originated during 2020.

Total
(Dollars in thousands)	PPP Loans
Beginning balance, January 1, 2021	$904,673
PPP loan originations	318,919
Acquired PPP loans	15,573
PPP loan forgiveness and repayments	(1,122,506)
Ending balance, December 31, 2021	$116,659

We continue to closely monitor the COVID-19 pandemic and expect to make future changes to respond as this situation continues to evolve. Further economic downturns caused by the COVID-19 pandemic, a delayed economic recovery from the COVID-19 pandemic, or a delayed recovery from the COVID-19 pandemic due to difficulties with vaccine distribution or effectiveness or new variants of the novel coronavirus, could result in increased deterioration in credit quality, past due loans, loans charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted.

At December 31, 2021, the allowance for credit losses on loans was $205.3 million, a decrease of $32.7 million from December 31, 2020. The decrease was predominately related to economic recovery from the effects of the COVID-19 pandemic, coupled with improved credit quality metrics and improved macroeconomic factors that were considered as part of the Company’s CECL methodology.

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

Simmons First National Corporation is an Arkansas-based financial holding company that, as of December 31, 2021, has approximately $24.7 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The FRB sets various benchmark interest rates which influence the general market rates of interest, including the deposit and loan rates offered by financial institutions. Between December 2015 and December 2018, the FRB had been gradually raising benchmark interest rates. The FRB target for the federal funds rate, which is the cost to banks of immediately available overnight funds, increased from 0% - 0.50% in December 2015 and gradually increased to 2.25% - 2.50% over a three year period. The federal funds rate was flat until the FRB began to lower the rate in August 2019 and ultimately reduced it to 1.50% - 1.75% in October 2019. During March 2020, the Federal Open Market Committee (“FOMC”) of the FRB substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. The federal funds rate was cut to a range of 0.00% - 0.25% and rates have continued to remain low through 2021.

Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, also increased from 3.25% to 5.50% during the years 2015 through 2018. The prime interest rate remained flat until it began to decrease in July 2019 and was eventually reduced to 4.75% in October 2019. Similarly to the reduction in the federal funds rate, the prime rate was cut to 3.25% in mid-March of 2020 in response to the COVID-19 pandemic and remained unchanged through 2021, although in late 2021 and early 2022 markets have begun to anticipate multiple rate increases by the Federal Reserve during 2022.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 43% of our loan portfolio and approximately 78% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 43% of our loans and 82% of our time deposits will reprice in the next year.

For the year ended December 31, 2021, net interest income on a fully taxable equivalent basis was $610.8 million, a decrease of $40.0 million, or 6.1%, over the same period in 2020. The decrease in net interest income was primarily the result of an $80.4 million decrease in interest income, partially offset by a $40.5 million decrease in interest expense.

The reduction in interest income primarily resulted from a decrease of $132.9 million in interest income on loans partially offset by an increase of $55.5 million in interest income on investment securities. Regarding the decrease in interest income on loans during 2021, the decline in loan volume resulted in a decrease of $115.7 million in interest income, while a 12 basis point decline in yield resulted in a $17.2 million decrease in interest income during the year ended December 31, 2021. The loan yield for 2021 was 4.71% compared to 4.83% for 2020. The PPP loan yield was approximately 6.05% (including accretion of net fees), which increased the loan yield by 8 basis points. Excluding the PPP loans, loan yield for 2021 was 4.63%. The decrease in our loan volume during 2021 was primarily due to weak loan demand throughout 2020 and 2021 as a result of the COVID-19 pandemic. Furthermore, the decline in loan volume also reflects the substantial governmental stimulus to support the economy during the COVID-19 pandemic, which we believe contributed to an increase in the level of loan paydowns and payoffs, including loan forgiveness in accordance with the PPP.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2021, 2020 and 2019 interest income included $22.1 million, $41.5 million and $41.2 million, respectively, for the yield accretion recognized on loans acquired.

The $40.5 million decrease in interest expense is mostly due to the decline in our deposit account rates. Interest expense decreased $41.6 million due to the decrease in rate of 35 basis points on interest-bearing deposit accounts, partially offset by an increase of $2.9 million related to approximately $1.31 billion in average deposit growth.

Our net interest margin on a fully tax equivalent basis was 2.89% for the year ended December 31, 2021, down 49 basis points from 2020. Normalized for all accretion, our core net interest margin (non-GAAP) at December 31, 2021 and 2020 was 2.79% and 3.16%, respectively. The decreases in the net interest margin and the core net interest margin were primarily due to the aforementioned decline in net interest income coupled with the lower interest rate environment and additional liquidity created in response to the COVID-19 pandemic. We purchased investment securities which added approximately $3.93 billion to our average investment securities portfolio during 2021. The impact of these items on net interest margin for the year 2021 was 9 basis points, bringing the net interest margin adjusted for PPP loans and additional liquidity (non-GAAP) to 2.80%. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliation of non-GAAP measures. We believe we are poised to opportunistically redeploy the excess liquidity in to higher earning assets during 2022, as market conditions permit.

During March 2020, the FOMC substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic and rates remained at historically low levels throughout 2021. As such, our variable rate loan portfolio has repriced to a lower yield and, in response to offset the decline, we have worked to lower our cost of deposits. In addition, our decreased net interest margin is being driven by the decrease in our non-PPP loan portfolio as a result of the COVID-19 pandemic.

Over the course of 2022, we expect a slight improvement in our net interest margin. Our non-PPP loan portfolio declined during 2021 as a result of continued impact related to the COVID-19 pandemic, but our loan pipeline continued rebuilding with increased volume in each quarter throughout 2021 and we expect modest organic loan growth during 2022. The increases we are seeing in our commercial pipeline are being driven by new business units as well as growth across all regions of our footprint.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2021, 2020 and 2019, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2021 versus 2020 and 2020 versus 2019.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
(In thousands)	2021	2020	2019
Interest income	$671,061	$759,718	$783,123
FTE adjustment	19,231	11,001	7,322
Interest income - FTE	690,292	770,719	790,445
Interest expense	79,529	119,984	181,370
Net interest income - FTE	$610,763	$650,735	$609,075

Yield on earning assets - FTE	3.27%	4.00%	5.00%
Cost of interest bearing liabilities	0.52%	0.84%	1.49%
Net interest spread - FTE	2.75%	3.16%	3.51%
Net interest margin - FTE	2.89%	3.38%	3.85%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2021 vs. 2020	2020 vs. 2019
Increase (decrease) due to change in earning assets	$(40,169)	$96,617
Decrease due to change in earning asset yields	(40,258)	(116,343)
Decrease due to change in interest bearing liabilities	(2,191)	(19,031)
Increase due to change in interest rates paid on interest bearing liabilities	42,646	80,417
Increase (decrease) in net interest income	$(39,972)	$41,660

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2021. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
	2021			2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$2,376,421	$2,795	0.12	$1,970,852	$4,383	0.22	$451,946	$7,486	1.66
Investment securities - taxable	4,512,564	58,976	1.31	1,813,640	35,039	1.93	1,717,566	43,618	2.54
Investment securities - non-taxable	2,343,117	71,207	3.04	1,113,851	39,666	3.56	681,231	26,675	3.92
Mortgage loans held for sale	55,204	1,565	2.83	113,854	3,031	2.66	35,815	1,326	3.70
Loans	11,810,480	555,749	4.71	14,260,689	688,600	4.83	12,938,013	711,340	5.50
Total interest earning assets	21,097,786	690,292	3.27	19,272,886	770,719	4.00	15,824,571	790,445	5.00
Non-earning assets	2,394,522			2,317,859			2,047,177
Total assets	$23,492,308			$21,590,745			$17,871,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,638,665	$19,568	0.18	$9,128,936	$38,462	0.42	$7,417,104	$80,314	1.08
Time deposits	2,804,851	21,604	0.77	3,006,768	41,398	1.38	3,094,094	58,697	1.90
Total interest bearing deposits	13,443,516	41,172	0.31	12,135,704	79,860	0.66	10,511,198	139,011	1.32
Federal funds purchased and securities sold under agreements to repurchase	247,448	579	0.23	362,629	1,715	0.47	128,547	1,010	0.79
Other borrowings	1,340,185	19,495	1.45	1,353,738	19,652	1.45	1,199,274	23,008	1.92
Subordinated debt and debentures	383,182	18,283	4.77	385,294	18,757	4.87	359,804	18,341	5.10
Total interest bearing liabilities	15,414,331	79,529	0.52	14,237,365	119,984	0.84	12,198,823	181,370	1.49

Non-interest bearing liabilities:
Non-interest bearing deposits	4,836,839			4,225,618			3,021,917
Other liabilities	169,140			205,956			251,631
Total liabilities	20,420,310			18,668,939			15,472,371
Stockholders’ equity	3,071,998			2,921,806			2,399,377
Total liabilities and stockholders’ equity	$23,492,308			$21,590,745			$17,871,748
Net interest spread			2.75			3.16			3.51
Net interest margin		$610,763	2.89		$650,735	3.38		$609,075	3.85

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the years 2021 versus 2020 and 2020 versus 2019. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2021 vs. 2020			2020 vs. 2019
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$773	$(2,361)	$(1,588)	$7,840	$(10,943)	$(3,103)
Investment securities - taxable	38,285	(14,348)	23,937	2,329	(10,908)	(8,579)
Investment securities - non-taxable	38,110	(6,569)	31,541	15,597	(2,606)	12,991
Mortgage loans held for sale	(1,651)	185	(1,466)	2,170	(465)	1,705
Loans	(115,686)	(17,165)	(132,851)	68,681	(91,421)	(22,740)
Total	(40,169)	(40,258)	(80,427)	96,617	(116,343)	(19,726)

Interest expense:
Interest bearing transaction and savings accounts	5,548	(24,442)	(18,894)	15,431	(57,283)	(41,852)
Time deposits	(2,618)	(17,176)	(19,794)	(1,615)	(15,684)	(17,299)
Federal funds purchased and securities sold under agreements to repurchase	(439)	(697)	(1,136)	1,238	(533)	705
Other borrowings	(197)	40	(157)	2,713	(6,069)	(3,356)
Subordinated notes and debentures	(103)	(371)	(474)	1,264	(848)	416
Total	2,191	(42,646)	(40,455)	19,031	(80,417)	(61,386)
Increase (decrease) in net interest income	$(42,360)	$2,388	$(39,972)	$77,586	$(35,926)	$41,660

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

Management updates credit loss forecasts using multiple Moody’s economic scenarios, the most recent of which were published in December 2021. The baseline economic forecast was weighted 65%, while the downside scenario of S-2 was weighted 17% and the upside scenario of S-1 was weighted 18%. The weighting of the forecasts is characterized by, among others, continual increase of CRE prices, increasing market rates, and declining national unemployment rates. The baseline economic forecast as of December 2020 was weighted 68%, while the downside scenario of S-2 was weighted 15% and the upside scenario of S-1 was weighted 17%. The weightings reflect management’s sentiment around the published forecasted scenarios by Moody’s at that specific time.

During 2021, the Company recaptured $32.7 million of its provision for credit losses, while the provision for credit loss expense during 2020 and 2019 was $75.0 million and $43.2 million, respectively. The recapture of credit losses during 2021 was driven by improved credit quality metrics, improved macroeconomic factors, and a maturing and amortizing loan portfolio. This recapture was partially offset by $22.7 million in provision for credit loss expense for estimated lifetime credit losses for non-purchase credit deteriorated loans acquired through the acquisitions of Landmark and Triumph during the fourth quarter. The increase during 2020 was primarily driven by the adoption of CECL and the related change in methodology which is based on qualitative adjustments, intended to account for potential problem credits that have not materialized into any identifiable metrics or delinquencies. During 2020, certain industries were more adversely impacted by the current and expected economic scenarios, such as the restaurant, retail, and hotel industries. Also, 2020 included an additional provision related to problem energy credits, ultimately charged-off during the second quarter of 2020 for a total of $32.6 million, that experienced further deterioration beginning in first quarter of 2020 and were negatively impacted by the sharp decline in commodity pricing. The remainder of the increase was related to the economic impact of the COVID-19 pandemic that is incorporated in our allowance for credit losses. The increase in provision expense during 2019 was necessary to maintain an appropriate allowance for credit losses for the company’s growing portfolio. Significant loan growth in our markets required an allowance to be established for those loans through an increased provision.

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

Non-Interest Income

Non-interest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $191.8 million in 2021, compared to $239.8 million in 2020 and $197.9 million in 2019. Non-interest income for 2021 decreased $48.0 million, or 20.0%, from 2020.

The majority of the decrease during 2021 was related to the decline in gain on sale of securities and mortgage lending income compared to 2020. We sold $342.6 million of investment securities resulting in a net gain of $15.5 million in 2021, compared to the sale of $1.72 billion of securities resulting in a net gain of $54.8 million in 2020. The majority of the investment securities sold in 2020 were sold in March 2020, in response to the unfolding events of the COVID-19 pandemic, as we focused on the creation of additional liquidity, strengthening our balance sheet, and funding PPP loans originated during 2020.

While we continued to see a low mortgage interest rate environment and strong housing markets during 2021, mortgage lending income decreased $12.7 million during 2021 due to decreases in the value of derivative contracts related to the mortgage banking operations and the slowing of the demand compared to 2020. We originated $1.13 billion and $1.31 billion in mortgage loans during 2021 and 2020, respectively.

We realized $5.3 million on the gain on sale of the Illinois Branch Sale in 2021, compared to the combined gains on sale from the Texas Branch Sale and Colorado Branch Sale of $8.1 million in 2020. The decrease of $3.1 million related to these non-core items contributed to the overall decrease in 2021.

These decreases were partially offset by an increase of $3.5 million in debit and credit fees as a result of additional transactions due to the changes in customer spending habits and an increase of $3.1 million in bank owned life insurance income due to our increased investment in bank owned life insurance during 2021.

Table 5 shows non-interest income for the years ended December 31, 2021, 2020 and 2019, respectively, as well as changes in 2021 from 2020 and in 2020 from 2019.

Table 5: Non-Interest Income

	Years Ended December 31,			2021 Change from		2020 Change from
(Dollars in thousands)	2021	2020	2019	2020		2019
Wealth management fees	$31,172	$30,386	$27,353	$786	2.6%	$3,033	11.1%
Service charges on deposit accounts	43,231	43,082	44,782	149	0.4	(1,700)	(3.8)
Other service charges and fees	7,696	6,624	5,824	1,072	16.2	800	13.7
Mortgage lending income	21,798	34,469	15,017	(12,671)	(36.8)	19,452	129.5
Debit and credit card fees	28,245	24,711	22,137	3,534	14.3	2,574	11.6
Bank owned life insurance income	8,902	5,815	4,768	3,087	53.1	1,047	22.0
Gain on sale of securities, net	15,498	54,806	13,314	(39,308)	(71.7)	41,492	*
Gain on sale of Visa Inc. class B common stock	—	—	42,860	—	—	(42,860)	(100.0)
Gain on sale of branches	5,316	8,368	—	(3,052)	(36.5)	8,368	*
Other income	29,957	31,508	21,824	(1,551)	(4.9)	9,684	44.4
Total non-interest income	$191,815	$239,769	$197,879	$(47,954)	20.0%	$41,890	21.2%
_________________________
*Not meaningful

Recurring fee income (service charges, wealth management fees, debit and credit card fees and other fees) for 2021 was $110.3 million, an increase of $5.5 million, or 5.3%, when compared with the 2020 amounts, primarily the result of additional transactions due to the changes in customer spending habits.

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

Non-interest expense for 2021 was $483.6 million, a decrease of $1.1 million, or 0.2%, from 2020. Included in 2021 were $15.4 million of pre-tax non-core items: $15.9 million of merger-related costs due to the Landmark and Triumph acquisitions and a $0.5 million benefit from net branch-right sizing costs. Normalizing for these non-core costs, along with non-core early retirement program expenses in 2020, core non-interest expense for the year ended December 31, 2021 increased $5.0 million, or 1.1%, from the prior year. See the Reconciliation of Non-GAAP Measures section for details of the non-core items.

The 2021 decrease in non-interest expense was primarily due to a $14.6 million decrease in branch right sizing expenses from 2020, partially offset by an $11.4 million increase in merger related costs related to the Landmark and Triumph acquisitions. Additionally, salaries and employee benefits increased by $6.8 million due to associates being hired in lending, wealth and mortgage as we continue to actively recruit new producers. Furniture and equipment expense decreased by $4.1 million due to the realization of expected synergies from the continuous evaluation of our branch network and the branch sales and closures throughout 2021 and 2020. The decrease in deposit insurance during 2021 was due to lower assessment rates primarily driven by our improving asset quality metrics as well as balance sheet liquidity. Marketing costs include a $2.5 million donation to the Simmons First Foundation.

Non-interest expense for 2020 was $484.7 million, an increase of $30.8 million, or 6.8%, from 2019. Normalizing for the non-core costs, core non-interest expense for 2020 increased $52.2 million, or 12.7%, from the prior year. The increase during 2020 was largely due to additional operating costs related to the Landrum and Reliance acquisitions during 2019 and the Next Generation Banking (“NGB”) technology initiative. Incremental software and technology expenditures of $14.6 million were primarily related to this initiative. Marketing costs include a $3.0 million donation to the Simmons First Foundation for grants to support environmental conservation projects throughout the Simmons Bank footprint.

The increase in deposit insurance expense during 2020 was due to a credit assessment received from the FDIC during the third and fourth quarters of 2019 in the amount of $4.7 million. The FDIC’s Deposit Insurance Fund Reserve Ratio reached 1.35% as of September 30, 2018, and we were notified by the FDIC that Simmons Bank was entitled to $4.0 million in assessment credits. In addition, Landmark Bank had $745,000 in assessment credits at acquisition. We were able to utilize both the Simmons Bank and Landmark Bank credits during the last half of 2019.

Amortization of intangibles recorded for the years ended December 31, 2021, 2020 and 2019, was $13.5 million, $13.5 million and $11.8 million, respectively. See Note 8, Goodwill and Other Intangible Assets, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our intangibles.

Table 6 below shows non-interest expense for the years ended December 31, 2021, 2020 and 2019, respectively, as well as changes in 2021 from 2020 and in 2020 from 2019.

Table 6: Non-Interest Expense

	Years Ended December 31,			2021 Change from		2020 Change from
(Dollars in thousands)	2021	2020	2019	2020		2019
Salaries and employee benefits	$246,335	$239,573	$224,331	$6,762	2.8%	$15,242	6.8%
Early retirement program	—	2,901	3,464	(2,901)	(100.0)	(563)	(16.3)
Occupancy expense, net	38,797	37,556	32,008	1,241	3.3	5,548	17.3
Furniture and equipment expense	19,890	24,038	18,220	(4,148)	(17.3)	5,818	31.9
Other real estate and foreclosure expense	2,121	1,752	3,442	369	21.1	(1,690)	(49.1)
Deposit insurance	6,973	9,184	4,416	(2,211)	(24.1)	4,768	108.0
Merger related costs	15,911	4,531	36,379	11,380	251.2	(31,848)	(87.6)
Other operating expenses:
Professional services	18,921	18,688	16,897	233	1.3	1,791	10.6
Postage	8,276	7,538	6,363	738	9.8	1,175	18.5
Telephone	6,234	8,833	7,685	(2,599)	(29.4)	1,148	14.9
Credit card expenses	11,112	10,199	9,011	913	9.0	1,188	13.2
Marketing	22,234	19,396	16,499	2,838	14.6	2,897	17.6
Software and technology	40,608	39,724	25,146	884	2.2	14,578	58.0
Operating supplies	2,766	3,322	2,322	(556)	(16.7)	1,000	43.1
Amortization of intangibles	13,494	13,495	11,805	(1)	—	1,690	14.3
Branch right sizing expense	(537)	14,097	3,129	(14,634)	(103.8)	10,968	*
Other expense	30,454	29,909	32,843	545	1.8	(2,934)	(8.9)
Total non-interest expense	$483,589	$484,736	$453,960	$(1,147)	(0.2)%	$30,776	6.8%
_________________________
*Not meaningful

Income Taxes

The provision for income taxes for 2021 was $61.3 million, compared to $64.9 million in 2020 and $64.3 million in 2019. The effective income tax rates for the years ended 2021, 2020 and 2019 were 18.4%, 20.3% and 21.2%, respectively.

Loan Portfolio

Our loan portfolio averaged $11.81 billion during 2021 and $14.26 billion during 2020. As of December 31, 2021, total loans were $12.01 billion, compared to $12.90 billion on December 31, 2020, a decrease of $888.4 million, or 6.9%. The decline in the overall loan balance during 2021 reflects the tepid loan demand as a result of the economic uncertainty stemming from the COVID-19 pandemic, in addition to payoffs of PPP loans during the year. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

The decline in the overall loan balance discussed above was partially offset by the 2021 acquisitions of Landmark and Triumph. Our acquisition of Landmark provided $789.3 million in total loans after purchase accounting discounts. Our acquisition of Triumph provided $700.4 million in total loans after purchase accounting discounts. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to these acquisitions.

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $355.4 million at December 31, 2021, or 3.0% of total loans, compared to $391.2 million, or 3.0% of total loans at December 31, 2020. The decrease in consumer loans was primarily due to loan payoffs and pay downs due to additional customer liquidity driven by the government economic stimulus programs in response to the COVID-19 pandemic.

The credit card portfolio balance at December 31, 2021, decreased by $1.8 million when compared to the same period in 2020. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction and development (“C&D”) loans, single family residential loans and other CRE loans. Real estate loans were $9.17 billion at December 31, 2021, or 76.3% of total loans, compared to $9.22 billion, or 71.5% of total loans at December 31, 2020, a decrease of $56.5 million, or 0.6%. Our C&D loans decreased by $269.9 million, or 16.9%, single family residential loans increased by $221.3 million, or 11.8%, and CRE loans decreased by $8.0 million, or 0.1%. The fluctuations in real estate loan balances were largely due to less activity as a result of the COVID-19 pandemic and the acquired loans during 2021. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.16 billion at December 31, 2021, or 18.0% of total loans, compared to $2.75 billion, or 21.3% of total loans at December 31, 2020, a decrease of $589.5 million, or 21.4%. During 2021, we originated $318.9 million under the PPP Round 2 program. Our non-agricultural commercial loan portfolio decreased overall during 2021 due to the expected reimbursements from the SBA related to PPP loan forgiveness of both PPP Round 1 and Round 2 loans, totaling $1.12 billion in 2021. As of December 31, 2021, the balance in our PPP loan portfolio was $116.7 million.

Loan demand appears to be returning to more normalized levels. For the fifth consecutive quarter, we experienced an increase in commercial loan demand. Our loan pipeline consisting of all loan opportunities was $2.31 billion at December 31, 2021 compared to $673.7 million at December 31, 2020. The pipeline includes $619.6 million in loans approved and ready to close at the end of the year.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume, while still strong, declined during 2021 when compared to 2020, leading to a decrease of $206.5 million in other loans primarily from mortgage warehouse lines of credit.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2021	2020	2019	2018	2017
Consumer:
Credit cards	$187,052	$188,845	$204,802	$204,173	$185,422
Other consumer	168,318	202,379	249,694	215,763	336,393
Total consumer	355,370	391,224	454,496	419,936	521,815
Real Estate:
Construction and development	1,326,371	1,596,255	2,236,861	1,736,817	1,296,698
Single family residential	2,101,975	1,880,673	2,442,064	1,994,716	1,934,167
Other commercial	5,738,904	5,746,863	6,205,599	5,073,994	4,881,415
Total real estate	9,167,250	9,223,791	10,884,524	8,805,527	8,112,280
Commercial:
Commercial	1,992,043	2,574,386	2,495,516	2,192,497	1,809,374
Agricultural	168,717	175,905	315,454	166,225	156,244
Total commercial	2,160,760	2,750,291	2,810,970	2,358,722	1,965,618
Other	329,123	535,591	275,714	139,081	180,390
Total loans before allowance for credit losses	$12,012,503	$12,900,897	$14,425,704	$11,723,266	$10,780,103

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2021.

Table 8: Maturity and Interest Rate Sensitivity of Loans

	1 year	Over 1 year through	Over 5 years through	Over
(In thousands)	or less	5 years	15 years	15 years	Total
Consumer	$197,763	$142,041	$96	$15,470	$355,370
Real estate	3,722,185	4,931,856	459,453	53,756	9,167,250
Commercial	1,291,316	798,768	48,115	22,561	2,160,760
Other	329,123	—	—	—	329,123
Total	$5,540,387	$5,872,665	$507,664	$91,787	$12,012,503

Predetermined rate
Consumer	$110,600	$37,701	$11	$15,470	$163,782
Real estate	2,056,889	2,922,518	208,010	49,927	5,237,344
Commercial	613,045	356,825	23,368	3,499	996,737
Other	99,217	—	—	—	99,217
Total	$2,879,751	$3,317,044	$231,389	$68,896	$6,497,080

Floating rate
Consumer	$87,163	$104,340	$85	$—	$191,588
Real estate	1,665,296	2,009,338	251,443	3,829	3,929,906
Commercial	678,271	441,943	24,747	19,062	1,164,023
Other	229,906	—	—	—	229,906
Total	$2,660,636	$2,555,621	$276,275	$22,891	$5,515,423

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

Total non-performing assets decreased $67.6 million from December 31, 2020 to December 31, 2021. Nonaccrual loans decreased by $54.7 million during 2021, in addition to a decrease in foreclosed assets held for sale of $12.4 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions while the decrease in foreclosed assets held for sale and other real estate owned is primarily the result of the disposition of one commercial building in the St. Louis area and the disposition of one piece of commercial land with net book values at the time of sale of $6.5 million and $2.8 million, respectively.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.33% at December 31, 2021 compared to 0.66% at December 31, 2020.

Total non-performing assets increased by $28.6 million from December 31, 2019 to December 31, 2020. Nonaccrual loans increased by $29.5 million during 2020, partially offset by a decrease in foreclosed assets held for sale of $728,000. The increase in nonaccrual loans during 2020 is primarily related to one energy loan totaling $22.0 million which moved to nonaccrual during the fourth quarter of 2020. The remaining increase was related to various other CRE loans and commercial loan relationships.

Total non-performing assets increased by $33.1 million from December 31, 2018 to December 31, 2019. Nonaccrual loans increased by $37.5 million during 2019, primarily commercial loans, partially offset by a decrease in foreclosed assets held for sale decreased by $6.4 million.

Total non-performing assets decreased by $23.2 million from December 31, 2017, to December 31, 2018. Nonaccrual loans decreased by $13.3 million during 2018, primarily commercial loans. Foreclosed assets held for sale decreased by $6.6 million.

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

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $6.9 million at December 31, 2021 compared to $7.5 million at December 31, 2020, and increased slightly when compared to $7.4 million at December 31, 2019.

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act and is following the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by regulatory agencies. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended in late fourth quarter of 2020 to extend COVID-19 relief related to loan modifications from the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. As of December 31, 2021, the Company had 51 COVID-19 loan modifications outstanding with an aggregate principal amount of $8.6 million.

We continue to maintain good asset quality, compared to the industry. Strong asset quality remains a primary focus of our company. The allowance for credit losses as a percent of total loans was 1.71% as of December 31, 2021. Non-performing loans equaled 0.57% of total loans. Non-performing assets were 0.31% of total assets, a 33 basis point increase from December 31, 2020. The allowance for credit losses was 300% of non-performing loans. Our annualized net charge-offs to total loans for 2021 was 0.13%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.11%. Annualized net credit card charge-offs to total credit card loans were 1.40%, compared to 1.60% during 2020, and 27 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans (1)	$68,204	$122,879	$93,330	$55,841	$69,127
Loans past due 90 days or more (principal or interest payments)	349	578	856	226	3,488
Total non-performing loans	68,553	123,457	94,186	56,067	72,615
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	6,032	18,393	19,121	25,565	32,118
Other non-performing assets	1,667	2,016	1,964	553	675
Total other non-performing assets	7,699	20,409	21,085	26,118	32,793
Total non-performing assets	$76,252	$143,866	$115,271	$82,185	$105,408

Performing TDRs	$4,289	$3,138	$5,887	$7,436	$7,925
Allowance for credit losses to non-performing loans	300%	193%	72%	101%	58%
Non-performing loans to total loans	0.57%	0.96%	0.65%	0.48%	0.67%
Non-performing assets (including performing TDRs) to total assets	0.33%	0.66%	0.57%	0.54%	0.75%
Non-performing assets to total assets	0.31%	0.64%	0.54%	0.50%	0.70%
_________________________
(1)    Includes nonaccrual TDRs of approximately $2.7 million, $4.4 million, $1.6 million, $6.3 million and $3.4 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

There was no interest income on nonaccrual loans recorded for the years ended December 31, 2021, 2020 and 2019.

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

Additional information related to net charge-offs is shown in Table 10.

Table 10: Ratio of Net Charge-offs to Average Loans

(Dollars in thousands)	Net Charge-offs	Average Loans	Ratio of Net Charge-offs to Average Loans
2021
Credit cards	$(2,577)	$180,975	(1.42)%
Other consumer	(649)	181,573	(0.36)%
Real estate	(5,781)	8,678,137	(0.07)%
Commercial	(5,953)	2,363,701	(0.25)%
Other	—	406,094	—%
Total	$(14,960)	$11,810,480	(0.13)%

2020
Credit cards	$(3,099)	$189,488	(1.64)%
Other consumer	(2,557)	223,347	(1.14)%
Real estate	(12,883)	10,487,469	(0.12)%
Commercial	(45,520)	2,894,537	(1.57)%
Other	—	465,848	—%
Total	$(64,059)	$14,260,689	(0.45)%

Allowance for Credit Losses Allocation

As of December 31, 2021, the allowance for credit losses reflected a decrease of approximately $32.7 million from December 31, 2020 while loans decreased $888.4 million over the same period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix. During the first quarter of 2020, we recorded an additional allowance for credit losses for loans of approximately $151.4 million due to the adoption of CECL.

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

The decrease in the allowance for credit losses during 2021 was predominately related to economic recovery from the effects of the COVID-19 pandemic and the decline in our loan portfolio. While the economic conditions appear to be improving, certain industries continue to be more adversely impacted than others by this pandemic, such as the restaurant, retail and hotel industries, and there remains uncertainty regarding how borrowers in these industries will recover. Our allowance for credit losses at December 31, 2021 was considered appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, the impact of new COVID-19 variants, future of government assistance related to COVID-19 recovery efforts and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$3,987	1.6%	$7,472	1.4%	$4,051	1.4%	$3,923	1.7%	$3,784	1.7%
Other consumer	2,676	1.4%	4,100	1.6%	1,998	1.7%	2,380	1.9%	3,489	3.1%
Real estate	179,270	76.3%	182,868	71.5%	39,161	75.5%	29,838	75.1%	27,699	75.3%
Commercial	17,458	18.0%	42,093	21.3%	22,863	19.5%	20,514	20.1%	7,007	18.2%
Other	1,941	2.7%	1,517	4.2%	171	1.9%	39	1.2%	107	1.7%
Total	$205,332	100.0%	$238,050	100.0%	$68,244	100.0%	$56,694	100.0%	$42,086	100.0%

Allowance for credit losses to period-end loans	1.71%		1.85%		0.47%		0.48%		0.39%
_________________________
(1)    Percentage of loans in each category to total loans.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either held-to-maturity (“HTM”), available-for-sale (“AFS”) or trading.

HTM securities, which include any security for which we have the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the security’s estimated life. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.

AFS securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.

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

HTM and AFS investment securities were $1.53 billion and $7.1 billion, respectively, at December 31, 2021, compared to the HTM amount of $333.0 million and AFS amount of $3.47 billion at December 31, 2020.

As of December 31, 2021, $597.3 million, or 6.9%, of our total portfolio was invested in obligations of U.S. government agencies, 0.2% of which will mature in one year or less.

Our investment portfolio as of December 31, 2021 also included $3.03 billion, or 35.1%, of tax-exempt obligations of state and political subdivisions. A portion of the state and political subdivision debt obligations are rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis. During 2020 in an effort to balance our interest risk profile, we decided to increase our asset allocation in the tax-exempt securities portfolio due to the acceleration of pre-payment speeds for mortgage-backed securities. We continue to invest in high credit tax-exempt securities with a weighted average rating of AA. There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2021.

We had approximately $4.52 billion, or 52.3%, of our total portfolio invested in mortgaged-backed securities at December 31, 2021. These mortgage-backed securities were issued by agencies of the U.S. government.

As anticipated, our security portfolio increased during 2021 as we reinvested PPP loan repayments and utilized additional liquidity held in cash and cash equivalents. During 2021, we purchased $5.27 billion of investment securities. We will continue to look for opportunities to maximize the value of the investment portfolio.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates and consist of a two year forward start date and maturity dates varying between 2028 and 2029.

Additionally, during the third quarter of 2021, we transferred, at fair value, $500.8 million of securities from the AFS portfolio to the HTM portfolio. The related net unrealized gains of $1.0 million remained in accumulated other comprehensive income (loss) at December 31, 2021 and will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The adoption of ASU 2016-13 at the beginning of 2020 required us to replace the existing impairment models for financial assets, which includes investment securities. Under this model, an estimate of expected credit losses that represents all contractual cash flows that is deemed uncollectible over the contractual life of the financial asset must be recorded. Based upon our analysis of the underlying risk characteristics of the AFS portfolio, including credit ratings and other qualitative factors, no allowance for credit losses related to AFS securities was deemed necessary at December 31, 2021. Our allowance for credit losses related to HTM securities was $1.3 million at December 31, 2021. Our allowance for credit losses related to HTM and AFS securities was $2.9 million and $312,000, respectively, at December 31, 2020.

An allowance for credit losses related to mortgage-backed securities and U.S. government agencies was not recorded as of December 31, 2021 due to those securities being explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. See Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for additional information related to our allowance for credit losses on investment securities held.

We had $15.9 million of gross realized gains and $422,000 of gross realized losses from the sale of securities during the year ended December 31, 2021 compared to $54.8 million of gross realized gains and $15,000 of gross realized losses from the sale of securities during the year ended December 31, 2020.

We have the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of December 31, 2021, we also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2021, we believe the declines in fair value detailed in the table below are temporary.

Table 12 presents the amortized cost, fair value and allowance for credit losses on investment securities for each of the years indicated.

Table 12: Investment Securities

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2021
U.S. Government agencies	$232,609	$—	$232,609	$—	$(7,914)	$224,695
Mortgage-backed securities	70,342	—	70,342	232	(1,425)	69,149
State and political subdivisions	1,210,248	(1,197)	1,209,051	6,166	(8,462)	1,206,755
Other securities	17,301	(82)	17,219	—	(440)	16,779
Total HTM	$1,530,500	$(1,279)	$1,529,221	$6,398	$(18,241)	$1,517,378

December 31, 2020
Mortgage-backed securities	$22,354	$—	$22,354	$683	$—	$23,037
State and political subdivisions	312,416	(2,307)	310,109	8,148	(30)	318,227
Other securities	1,176	(608)	568	93	—	661
Total HTM	$335,946	$(2,915)	$333,031	$8,924	$(30)	$341,925

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2021
U.S. Treasury	$300	$—	$—	$—	$300
U.S. Government agencies	374,754	—	495	(10,608)	364,641
Mortgage-backed securities	4,485,548	—	6,307	(43,239)	4,448,616
State and political subdivisions	1,791,097	—	30,556	(1,995)	1,819,658
Other securities	479,162	—	6,647	(5,479)	480,330
Total AFS	$7,130,861	$—	$44,005	$(61,321)	$7,113,545

December 31, 2020
U.S. Government agencies	$477,693	$—	$844	$(1,300)	$477,237
Mortgage-backed securities	1,374,769	—	21,261	(1,094)	1,394,936
State and political subdivisions	1,416,136	(217)	55,111	(307)	1,470,723
Other securities	128,445	(95)	2,447	(95)	130,702
Total AFS	$3,397,043	$(312)	$79,663	$(2,796)	$3,473,598

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2021, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13: Maturity Distribution of Investment Securities

	December 31, 2021
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
U.S. Government agencies	$—	$—	$—	$232,609	$—	$232,609	$236,350	$224,695
Mortgage-backed securities	—	—	—	—	70,342	70,342	68,730	69,149
State and political subdivisions	5,333	4,801	9,780	1,190,334	—	1,210,248	1,199,362	1,206,755
Other securities	—	—	17,301	—	—	17,301	16,958	16,779
Total	$5,333	$4,801	$27,081	$1,422,943	$70,342	$1,530,500	$1,521,400	$1,517,378

Percentage of total	0.4%	0.3%	1.8%	92.9%	4.6%	100.0%

Weighted average yield	2.7%	3.1%	2.5%	2.0%	1.7%	2.0%

Available-for-Sale
U.S. Treasury	$300	$—	$—	$—	$—	$300	$300	$300
U.S. Government agencies	—	12,431	105,787	256,536	—	374,754	372,018	364,641
Mortgage-backed securities	—	—	—	—	4,485,548	4,485,548	4,370,613	4,448,616
State and political subdivisions	7,521	17,229	23,282	1,743,065	—	1,791,097	1,704,788	1,819,658
Other securities	—	31,796	403,016	43,725	625	479,162	470,867	480,330
Total	$7,821	$61,456	$532,085	$2,043,326	$4,486,173	$7,130,861	$6,918,586	$7,113,545

Percentage of total	0.1%	0.9%	7.5%	28.6%	62.9%	100.0%

Weighted average yield	1.9%	1.5%	2.6%	2.1%	1.0%	1.4%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 199 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of more than $250,000 and brokered deposits. As of December 31, 2021, core deposits comprised 93.5% of our total deposits.

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

Our total deposits as of December 31, 2021, were $19.37 billion, an increase of $2.38 billion from December 31, 2020. The 2021 acquisitions of Landmark and Triumph contributed $1.52 billion to this increase. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $16.91 billion at December 31, 2021, compared to $14.15 billion at December 31, 2020, a $2.76 billion increase. Total time deposits decreased $379.9 million to $2.45 billion at December 31, 2021, from $2.83 billion at December 31, 2020. We had $466.0 million and $512.3 million of brokered deposits at December 31, 2021, and December 31, 2020, respectively. Our uninsured deposits as of December 31, 2021 and 2020 were $7.48 billion and $5.98 billion, respectively.

Both consumer and commercial deposit balances have grown since the COVID-19 related the various economic stimulus legislation packages. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits as well as hone our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2021.

Table 14: Average Deposit Balances and Rates

	December 31,
	2021		2020		2019
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Non-interest bearing transaction accounts	$4,836,839	—%	$4,225,618	—%	$3,021,917	—%
Interest bearing transaction and savings deposits	10,638,665	0.18%	9,128,936	0.42%	7,417,104	1.08%
Time deposits	2,804,851	0.77%	3,006,768	1.38%	3,094,094	1.90%
Total	$18,280,355	0.23%	$16,361,322	0.49%	$13,533,115	1.03%

The Company’s maturities of time deposits not covered by deposit insurance at December 31, 2021 are presented in Table 15.

Table 15: Maturities of Time Deposits Not Covered by Deposit Insurance

	December 31, 2021
(In thousands)	Balance	Percent
Maturing
Three months or less	$196,897	39.6%
Over 3 months to 6 months	101,374	20.4%
Over 6 months to 12 months	111,881	22.5%
Over 12 months	87,472	17.6%
Total	$497,624	100.0%

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $185.4 million at December 31, 2021, as compared to $299.1 million at December 31, 2020.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, reciprocal brokered deposits, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.72 billion at December 31, 2021 and December 31, 2020. The outstanding balance for December 31, 2021 includes $1.31 billion in FHLB long-term advances; $330.0 million in subordinated notes; $54.1 million of trust preferred securities and unamortized debt issuance costs; and $31.8 million of other long-term debt.

The FHLB long-term advances outstanding at the end of 2021 included $1.30 billion of FHLB Owns the Option (“FOTO”) advances that are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at the end of the year had original maturity dates of 10 years to 15 years with lockout periods that have expired. During the fourth quarter of 2020, we reclassified the FOTO advances as long-term advances due to the current low interest rate environment and the expectation that FHLB will not exercise the option to terminate the FOTO advances prior to its stated maturity date. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. We also held typical FHLB short-term advances, with original maturities of less than one year, at various times during 2021, as well as in previous years. At December 31, 2021, the Company had $98,000 of FHLB advances outstanding with original or expected maturities of one year or less.

A summary of information related to our FHLB short-term advances, including FOTO advances in 2020 and 2019, is presented in Table 16.

Table 16: Short-Term Borrowings

	December 31,
(Dollars in thousands)	2021	2020	2019
Amount outstanding at year-end	$—	$—	$1,250,000
Weighted-average interest rate at year-end	—%	—%	1.44%
Maximum amount outstanding at any month-end during the year	$—	$1,350,000	$1,435,000
Average amount outstanding during the year	$—	$1,094,808	$1,183,873
Weighted-average interest rate for the year	—%	1.69%	1.89%

We assumed trust preferred securities and other subordinated debt in an aggregate principal amount, net of discounts, of $33.9 million related to the Landrum acquisition during 2019. During 2020, we repaid $5.9 million of other subordinated debt acquired from Landrum.

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

Aggregate annual maturities of debt at December 31, 2021 are presented in Table 17.

Table 17: Maturities of Debt

Annual Maturities
Year	(In thousands)
2022	$1,833
2023	1,789
2024	2,425
2025	4,956
2026	1,881
Thereafter	1,709,220
Total	$1,722,104

Capital

Overview

At December 31, 2021, total capital was $3.25 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At December 31, 2021, our common equity to asset ratio was 13.14% compared to 13.31% at year-end 2020.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80.0 million.

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share, out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends.

On March 31, 2021, we filed a shelf registration with the SEC. The shelf registration statement provides increased flexibility and more efficient access to raise capital from time to time through the sale of common stock, preferred stock, debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, units or a combination thereof, subject to market conditions. Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that we are required to file with the SEC at the time of the specific offering.

On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares of Common Stock from 120,000,000 to 175,000,000.

Stock Repurchase

On October 22, 2019, we announced a stock repurchase program (the “2019 Program”) under which we could repurchase up to $60.0 million of our Class A Common Stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the 2019 Program that increased the maximum amount that could be repurchased under the 2019 Program from $60.0 million to $180.0 million. Effective July 23, 2021, a second amendment was approved that increased the maximum amount that could be repurchased to $276.5 million.

During 2021, we repurchased 4,562,469 shares of the Company’s common stock at an average price of $29.03 per share under the 2019 Program. We repurchased 5,956,700 shares at an average price of $19.03 per share under the 2019 Program during 2020.

During January 2022, we substantially exhausted the remaining capacity under the 2019 Program and authorized a new stock repurchase program (the “2022 Program”) under which we may repurchase up to $175.0 million of our Class A Common Stock currently issued and outstanding. The 2022 Program replaced the 2019 Program.

Under the 2022 Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2022 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The 2022 Program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for the 2022 Program to come from available sources of liquidity, including cash on hand and future cash flow.

Cash Dividends

We declared cash dividends on our common stock of $0.72 per share for the twelve months ended December 31, 2021, compared to $0.68 per share for the twelve months ended December 31, 2020, an increase of $0.04, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for additional information regarding the parent company’s liquidity, which is incorporated herein by reference.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2021, we met all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2021 and 2020 are presented in Table 18 below:

Table 18: Risk-Based Capital

	December 31,
(Dollars in thousands)	2021	2020
Tier 1 capital:
Stockholders’ equity	$3,248,841	$2,976,656
CECL transition provision	114,458	131,430
Goodwill and other intangible assets	(1,226,686)	(1,163,797)
Unrealized gain on available-for-sale securities, net of income taxes	10,545	(59,726)
Total Tier 1 capital	2,147,158	1,884,563
Tier 2 capital:
Trust preferred securities and subordinated debt	384,131	382,874
Qualifying allowance for credit losses and reserve for unfunded commitments	71,853	89,546
Total Tier 2 capital	455,984	472,420
Total risk-based capital	$2,603,142	$2,356,983

Risk weighted assets	$15,538,967	$14,048,608

Assets for leverage ratio	$23,647,901	$20,765,127

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	13.82%	13.41%
Tier 1 leverage ratio	9.08%	9.08%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP) (1)	9.15%	9.50%
Tier 1 risk-based capital ratio	13.82%	13.41%
Total risk-based capital ratio	16.75%	16.78%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

In March 2020, in response to the COVID-19 pandemic, the agencies issued a new regulatory capital rule revising the CECL Transition Provision to delay the estimated impact on regulatory capital stemming from the implementation of ASU 2016-13. The rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (the “2020 CECL Transition Provision”). The Company elected to apply the 2020 CECL Transition Provision.

The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios with a more risk-sensitive approach. The Basel III Capital Rules established risk-weighting categories depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures.

The final rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also set the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0% and require a minimum leverage ratio of 4.0%.

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $384.1 million is included as Tier 2 and total capital as of December 31, 2021.

Liquidity

In the normal course of business we have entered into a number of contractual obligations and have made commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2021. Examples of these commitments include but are not limited to long-term debt financing (Note 12, Other Borrowings and Subordinated Debentures), operating lease obligations (Note, 6, Right-of-Use Lease Assets and Lease Liabilities), time deposits with stated maturity dates (Note 9, Time Deposits), and unfunded loan commitments and letters of credit (Note 19, Commitments and Credit Risk).

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of core earnings (net income excluding non-core items {merger-related costs, early retirement program costs, net branch right sizing costs, gain on sale of branches}) (non-GAAP) and core diluted earnings per share (non-GAAP) as well as a computation of tangible book value per common share (non-GAAP), tangible common equity to tangible assets (non-GAAP), core net interest margin (non-GAAP), core other income (non-GAAP), core non-interest expense (non-GAAP), core return on average assets (non-GAAP), return on tangible common equity (non-GAAP), core return on average common equity (non-GAAP), core return on tangible common equity (non-GAAP), and efficiency ratio (non-GAAP). The tables below also present computations of certain figures that are exclusive of the impact of PPP loans: the ratios of Tier 1 leverage ratio excluding average PPP loans (non-GAAP), net interest income and net interest margin, each adjusted for PPP loans and additional liquidity (each non-GAAP), and loan yield excluding PPP loans (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (GAAP).

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

We have $1.25 billion and $1.19 billion total goodwill and other intangible assets for the periods ended December 31, 2021 and 2020, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per common share (non-GAAP), tangible common equity to tangible assets (non-GAAP) and return on tangible equity (non-GAAP).

We believe the exclusion of PPP loans or their impact, as applicable, in expressing earnings and certain other financial measures provides a meaningful basis for period-to-period and company-to-company comparisons because PPP loans are 100% federally guaranteed and have very low interest rates. The Company’s non-GAAP financial measures that exclude PPP loans or their impact include the ratios of “Tier 1 leverage ratio excluding average PPP loans” (non-GAAP), “core net interest income” and “net interest margin,” each adjusted for PPP loans and additional liquidity (each non-GAAP), and “loan yield excluding PPP loans” (non-GAAP). Additional liquidity is defined as average interest bearing balances due from banks greater than normal liquidity levels. Management believes these non-GAAP presentations will assist investors and analysts in analyzing the core financial measures of the Company, including the performance of the Company’s loan portfolio and the Company’s regulatory capital position, and predicting future performance. Management and the Board of Directors utilize these non-GAAP financial measures for financial performance reporting and investor presentations of Company performance.

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

During 2021, non-core items consisted of $15.9 million of merger-related costs, related to the Landmark and Triumph acquisitions and net branch right sizing gains of $0.9 million, primarily due to branch closures across our footprint during the year. Additionally, we had total gains on sale of branches of $5.3 million due to the Illinois Branch Sale. The net after-tax impact of these items was $7.2 million, or $0.07 per diluted earnings per share.

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

During 2019, non-core items consisted of $36.4 million of merger-related costs, related to the Landrum and Reliance acquisitions, and $3.5 million in early retirement program expenses. In addition, we had non-core branch right sizing costs of $3.1 million, primarily related to the relocation of the Little Rock, Arkansas corporate offices. The net after-tax impact of these items was $31.7 million, or $0.32 per diluted earnings per share.

See Table 19 below for the reconciliation of core earnings, which exclude non-core items for the periods presented.

Table 19: Reconciliation of Core Earnings (non-GAAP)

(In thousands, except per share data)	2021	2020	2019
Twelve months ended

Net income available to common stockholders	$271,109	$254,852	$237,828
Non-core items:
Gain on sale of branches	(5,316)	(8,368)	—
Merger related costs	15,911	4,531	36,379
Early retirement program	—	2,901	3,464
Branch right sizing, net	(906)	13,727	3,129
Tax effect (1)	(2,532)	(3,343)	(11,234)
Net non-core items	7,157	9,448	31,738
Core earnings (non-GAAP)	$278,266	$264,300	$269,566

Diluted earnings per share	$2.46	$2.31	$2.41
Non-core items:
Gain on sale of branches	(0.05)	(0.07)	—
Merger related costs	0.15	0.04	0.37
Early retirement program	—	0.03	0.03
Branch right sizing, net	(0.01)	0.12	0.03
Tax effect (1)	(0.02)	(0.03)	(0.11)
Net non-core items	0.07	0.09	0.32
Core diluted earnings per share (non-GAAP)	$2.53	$2.40	$2.73
_________________________
(1)    Effective tax rate of 26.135%.

See Table 20 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 20: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

(In thousands)	2021	2020	2019
Other income	$35,273	$39,876	$64,684
Gain on sale of branches	(5,316)	(8,368)	—
Branch right sizing	(369)	(370)	—
Core other income (non-GAAP)	$29,588	$31,138	$64,684

Non-interest expense	$483,589	$484,736	$453,960
Non-core items:
Merger related costs	(15,911)	(4,531)	(36,379)
Early retirement program	—	(2,901)	(3,464)
Branch right sizing	537	(14,097)	(3,129)
Total non-core items	(15,374)	(21,529)	(42,972)
Core non-interest expense (non-GAAP)	$468,215	$463,207	$410,988

See Table 21 below for the reconciliation of tangible book value per common share.

Table 21: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

(In thousands, except per share data)	2021	2020	2019
Total stockholders’ equity	$3,248,841	$2,976,656	$2,988,924
Preferred stock	—	(767)	(767)
Total common stockholders’ equity	3,248,841	2,975,889	2,988,157
Intangible assets:
Goodwill	(1,146,007)	(1,075,305)	(1,055,520)
Other intangible assets	(106,235)	(111,110)	(127,340)
Total intangibles	(1,252,242)	(1,186,415)	(1,182,860)
Tangible common stockholders’ equity	$1,996,599	$1,789,474	$1,805,297
Shares of common stock outstanding	112,715,444	108,077,662	113,628,601

Book value per common share	$28.82	$27.53	$26.30

Tangible book value per common share (non-GAAP)	$17.71	$16.56	$15.89

See Table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2021	2020	2019
Total common stockholders’ equity	$3,248,841	$2,975,889	$2,988,157
Intangible assets:
Goodwill	(1,146,007)	(1,075,305)	(1,055,520)
Other intangible assets	(106,235)	(111,110)	(127,340)
Total intangibles	(1,252,242)	(1,186,415)	(1,182,860)
Tangible common stockholders’ equity	$1,996,599	$1,789,474	$1,805,297

Total assets	$24,724,759	$22,359,752	$21,259,143
Intangible assets:
Goodwill	(1,146,007)	(1,075,305)	(1,055,520)
Other intangible assets	(106,235)	(111,110)	(127,340)
Total intangibles	(1,252,242)	(1,186,415)	(1,182,860)
Tangible assets	$23,472,517	$21,173,337	$20,076,283

PPP loans	(116,659)	(904,673)
Total assets excluding PPP loans	$24,608,100	$21,455,079
Tangible assets excluding PPP loans	$23,355,858	$20,268,664

Ratio of common equity to assets	13.14%	13.31%	14.06%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.51%	8.45%	8.99%

See Table 23 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 23: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	2021	2020
Total Tier 1 capital	$2,147,158	$1,884,563

Adjusted average assets for leverage ratio	$23,647,901	$20,765,127
Average PPP loans	(172,130)	(937,544)
Adjusted average assets excluding average PPP loans	$23,475,771	$19,827,583

Tier 1 leverage ratio	9.08%	9.08%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.15%	9.50%

See Table 24 below for the calculation of core return on average assets.

Table 24: Calculation of Core Return on Average Assets (non-GAAP)

(Dollars in thousands)	2021	2020	2019
Twelve months ended

Net income available to common stockholders	$271,109	$254,852	$237,828
Net non-core items, net of taxes, adjustment	7,157	9,448	31,738
Core earnings	$278,266	$264,300	$269,566

Average total assets	$23,492,308	$21,590,745	$17,871,748

Return on average assets	1.15%	1.18%	1.33%
Core return on average assets (non-GAAP)	1.18%	1.22%	1.51%

See Table 25 below for the calculation of return on tangible common equity.

Table 25: Calculation of Core Return on Tangible Common Equity (non-GAAP)

(Dollars in thousands)	2021	2020	2019
Twelve months ended

Net income available to common stockholders	$271,109	$254,852	$237,828
Amortization of intangibles, net of taxes	9,967	9,968	8,720
Total income available to common stockholders	$281,076	$264,820	$246,548

Net non-core items, net of taxes	7,157	9,448	31,738
Core earnings	278,266	264,300	269,566
Amortization of intangibles, net of taxes	9,967	9,968	8,720
Total core income available to common stockholders	$288,233	$274,268	$278,286

Average common stockholders’ equity	$3,071,313	$2,921,039	$2,396,024
Average intangible assets:
Goodwill	(1,090,967)	(1,065,190)	(921,635)
Other intangible assets	(105,820)	(118,812)	(104,000)
Total average intangibles	(1,196,787)	(1,184,002)	(1,025,635)
Average tangible common stockholders’ equity	$1,874,526	$1,737,037	$1,370,389

Return on average common equity	8.83%	8.72%	9.93%
Return on average tangible common equity (non-GAAP)	14.99%	15.25%	17.99%
Core return on average common equity (non-GAAP)	9.06%	9.05%	11.25%
Core return on average tangible common equity (non-GAAP)	15.38%	15.79%	20.31%

See Table 26 below for the calculation of core net interest margin for the periods presented.

Table 26: Reconciliation of Core Net Interest Margin (non-GAAP)

(Dollars in thousands)	2021	2020	2019
Twelve months ended

Net interest income	$591,532	$639,734	$601,753
FTE adjustment	19,231	11,001	7,322
Fully tax equivalent net interest income	610,763	650,735	609,075
Total accretable yield	(22,129)	(41,507)	(41,244)
Core net interest income	$588,634	$609,228	$567,831

PPP loan and additional liquidity interest income	(36,011)	(18,539)
Net interest income adjusted for PPP loans and additional liquidity	$574,752	$632,196

Average earning assets	$21,097,786	$19,272,886	$15,824,571
Average PPP loan balance and additional liquidity	(595,222)	(1,854,016)
Average earnings assets adjusted for PPP loans and additional liquidity	$20,502,564	$17,418,870

Net interest margin	2.89%	3.38%	3.85%
Core net interest margin (non-GAAP)	2.79%	3.16%	3.59%
Net interest margin adjusted for PPP loans and additional liquidity (non-GAAP)	2.80%	3.63%

See Table 27 below for the calculation of the efficiency ratio for the periods presented.

Table 27: Calculation of Efficiency Ratio (non-GAAP)

(Dollars in thousands)	2021	2020	2019
Twelve months ended

Non-interest expense	$483,589	$484,736	$453,960
Non-core non-interest expense adjustment	(15,374)	(21,529)	(42,972)
Other real estate and foreclosure expense adjustment	(2,121)	(1,706)	(3,282)
Amortization of intangibles adjustment	(13,494)	(13,495)	(11,805)
Efficiency ratio numerator	$452,600	$448,006	$395,901

Net-interest income	$591,532	$639,734	$601,753
Non-interest income	191,815	239,769	197,879
Non-core non-interest income adjustment	(5,685)	(8,738)	—
Fully tax-equivalent adjustment	19,231	11,001	7,322
Gain on sale of securities	(15,498)	(54,806)	(13,314)
Efficiency ratio denominator	$781,395	$826,960	$793,640

Efficiency ratio (non-GAAP)	57.92%	54.18%	49.88%

See Table 28 below for the calculation of loan yield excluding PPP loans for the period presented.

Table 28: Reconciliation of Loan Yield Excluding PPP Loans (non-GAAP)

(Dollars in thousands)	2021	2020
Loan interest income - FTE	$555,749	$688,600
PPP loan interest income	(36,011)	(15,861)
Loan interest income excluding PPP loans	$519,738	$672,739

Average loan balance	$11,810,480	$14,260,689
Average PPP loan balance	(595,222)	(637,006)
Average loan balance excluding PPP loans	$11,215,258	$13,623,683

Loan yield - FTE	4.71%	4.83%
Loan yield excluding PPP loans (non-GAAP) - FTE	4.63%	4.94%

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2021, undivided profits of Simmons Bank were approximately $498.7 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 82.3% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of December 31, 2021, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 1.86% and 5.20%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of 1.53% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of December 31, 2021, is considered remote given current interest rate levels and indications that the Federal Reserve will raise rates in 2022. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2021.

Table 29: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	5.20%
Up 100 basis points	1.86%
Down 25 basis points	1.53%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 25, 2022, expressed an unqualified opinion.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Notes 1, 3 and 5 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s loan portfolio totaled $12.01 billion as of December 31, 2021 and the allowance for credit losses on loans was $205.3 million. The Company’s unfunded loan commitments totaled $2.94 billion, with an allowance for credit loss of $22.4 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $8.64 billion as of December 31,

2021, and the allowance for credit losses on securities was $1.3 million. Together these amounts represent the allowance for credit losses (“ACL”). As more fully described in the notes to the consolidated financial statements:

•For loans receivable, the ACL is a contra-asset valuation account, calculated in accordance with Topic 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.
•For unfunded loan commitments, the ACL is a liability account calculated in accordance with Topic 326, reported as a component of accrued interest and other liabilities.
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

The primary procedures we performed related to this critical audit matter included:

•Obtained an understanding of the Company’s process for establishing the ACL
•Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
◦Loan data completeness and accuracy
◦Grouping of loans by segment
◦Model inputs utilized including PD, LGD, remaining life and prepayment speed
◦Approval of model assumptions selected
◦Establishment of qualitative factors
◦Loan risk ratings
•Tested the mathematical accuracy of the calculation of the ACL
•Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings
•Tested internally prepared loan reviews to evaluate the reasonableness of loan credit risk ratings
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions including consideration of impact of COVID-19
•Tested the reasonableness of specific reserves on individually reviewed loans
•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
•Considered the overall reasonableness of the ACL and compared to trends identified within peer groups
•Tested estimated utilization rate of unfunded loan commitments
•Reviewed documentation prepared to assess the methodology utilized by a third party performing the ACL calculation for securities for reasonableness
•Evaluated the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements.

BKD, LLP
/s/ BKD, LLP

We have served as the Company’s auditor since 1972.

Little Rock, Arkansas
February 25, 2022

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2021 and 2020

(In thousands, except share data)	2021	2020

ASSETS
Cash and non-interest bearing balances due from banks	$209,190	$217,499
Interest bearing balances due from banks and federal funds sold	1,441,463	3,254,653
Cash and cash equivalents	1,650,653	3,472,152
Interest bearing balances due from banks – time	1,882	1,579
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,279 and $2,915 at December 31, 2021 and 2020, respectively	1,529,221	333,031
Available-for-sale, net of allowance for credit losses of $0 and $312 at December 31, 2021 and 2020, respectively (amortized cost of $7,130,861 and $3,397,043 at December 31, 2021 and 2020, respectively)	7,113,545	3,473,598
Total investments	8,642,766	3,806,629
Mortgage loans held for sale	36,356	137,378
Other assets held for sale	100	100
Loans	12,012,503	12,900,897
Allowance for credit losses on loans	(205,332)	(238,050)
Net loans	11,807,171	12,662,847
Premises and equipment	483,469	441,692
Premises held for sale	—	15,008
Foreclosed assets and other real estate owned	6,032	18,393
Interest receivable	72,990	72,597
Bank owned life insurance	445,305	255,630
Goodwill	1,146,007	1,075,305
Other intangible assets	106,235	111,110
Other assets	325,793	289,332
Total assets	$24,724,759	$22,359,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$5,325,318	$4,482,091
Interest bearing transaction accounts and savings deposits	11,588,770	9,672,608
Time deposits	2,452,460	2,832,327
Total deposits	19,366,548	16,987,026
Federal funds purchased and securities sold under agreements to repurchase	185,403	299,111
Other borrowings	1,337,973	1,342,067
Subordinated debentures	384,131	382,874
Other liabilities held for sale	—	154,620
Accrued interest and other liabilities	201,863	217,398
Total liabilities	21,475,918	19,383,096

Stockholders’ equity:
Preferred stock, 40,040,000 shares authorized; Series D, $0.01 par value, $1,000 liquidation value per share; 767 shares issued and outstanding at December 31, 2020	—	767
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at December 31, 2021 and 2020; 112,715,444 and 108,077,662 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,127	1,081
Surplus	2,164,989	2,014,076
Undivided profits	1,093,270	901,006
Accumulated other comprehensive income (loss)	(10,545)	59,726
Total stockholders’ equity	3,248,841	2,976,656
Total liabilities and stockholders’ equity	$24,724,759	$22,359,752
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019

(In thousands, except per share data)	2021	2020	2019

INTEREST INCOME
Loans, including fees	$555,008	$687,771	$710,935
Interest bearing balances due from banks and federal funds sold	2,795	4,383	7,486
Investment securities	111,693	64,533	63,376
Mortgage loans held for sale	1,565	3,031	1,326
TOTAL INTEREST INCOME	671,061	759,718	783,123

INTEREST EXPENSE
Deposits	41,172	79,860	139,011
Federal funds purchased and securities sold under agreements to repurchase	579	1,715	1,010
Other borrowings	19,495	19,652	23,008
Subordinated notes and debentures	18,283	18,757	18,341
TOTAL INTEREST EXPENSE	79,529	119,984	181,370

NET INTEREST INCOME	591,532	639,734	601,753
Provision for credit losses	(32,704)	74,973	43,240

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	624,236	564,761	558,513

NON-INTEREST INCOME
Wealth management fees	31,172	30,386	27,353
Service charges on deposit accounts	43,231	43,082	44,782
Other service charges and fees	7,696	6,624	5,824
Mortgage lending income	21,798	34,469	15,017
Debit and credit card fees	28,245	24,711	22,137
Bank owned life insurance income	8,902	5,815	4,768
Gain on sale of securities, net	15,498	54,806	13,314
Other income	35,273	39,876	64,684
TOTAL NON-INTEREST INCOME	191,815	239,769	197,879

NON-INTEREST EXPENSE
Salaries and employee benefits	246,335	242,474	227,795
Occupancy expense, net	38,797	37,556	32,008
Furniture and equipment expense	19,890	24,038	18,220
Other real estate and foreclosure expense	2,121	1,752	3,442
Deposit insurance	6,973	9,184	4,416
Merger related costs	15,911	4,531	36,379
Other operating expenses	153,562	165,201	131,700
TOTAL NON-INTEREST EXPENSE	483,589	484,736	453,960

INCOME BEFORE INCOME TAXES	332,462	319,794	302,432
Provision for income taxes	61,306	64,890	64,265

NET INCOME	271,156	254,904	238,167
Preferred stock dividends	47	52	339
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$271,109	$254,852	$237,828
BASIC EARNINGS PER SHARE	$2.47	$2.32	$2.42
DILUTED EARNINGS PER SHARE	$2.46	$2.31	$2.41

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019

NET INCOME	$271,156	$254,904	$238,167

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(91,226)	107,382	76,109
Unrealized holding gain on the transfer of held-to-maturity securities to available-for-sale per ASU 2017-12	—	—	2,547
Less: Reclassification adjustment for realized gains included in net income	15,498	54,806	13,314
Less: Realized loss on available-for-sale securities interest rate hedges	(10,588)	—	—
Net unrealized gains on securities transferred from available-for-sale to held-to-maturity during the period	1,106	—	—
Less: Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity	(104)	—	—
Other comprehensive income (loss), before tax effect	(95,134)	52,576	65,342

Less: Tax effect of other comprehensive income (loss)	(24,863)	13,741	17,077

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(70,271)	38,835	48,265

COMPREHENSIVE INCOME	$200,885	$293,739	$286,432

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$271,156	$254,904	$238,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,220	49,038	36,257
Provision for credit losses	(32,704)	74,973	43,240
Gain on sale of investments	(15,498)	(54,806)	(13,314)
Net accretion of investment securities and assets	(52,781)	(56,771)	(53,619)
Net amortization on borrowings	1,257	541	394
Stock-based compensation expense	15,868	13,197	12,921
Gain on sale of premises and equipment, net of impairment	(591)	(14)	—
Gain on sale of foreclosed assets and other real estate owned	(932)	(391)	(33)
Gain on sale of mortgage loans held for sale	(36,434)	(44,864)	(20,064)
Gain on sale of other intangibles	—	(301)	—
Gain on sale of branches	(5,316)	(8,094)	—
Loss on sale of loans	—	—	4,451
Gain on sale of Visa, Inc. class B common stock	—	—	(42,860)
Fair value write-down of closed branches	—	434	—
Deferred income taxes	10,937	(122)	34,911
Income from bank owned life insurance	(9,477)	(7,206)	(4,854)
Originations of mortgage loans held for sale	(1,034,716)	(1,206,818)	(755,500)
Proceeds from sale of mortgage loans held for sale	1,190,891	1,172,406	756,642
Changes in assets and liabilities:
Interest receivable	4,423	(10,846)	3,231
Other assets	(33,495)	(7,480)	31,920
Accrued interest and other liabilities	(50,620)	50,508	(35,886)
Income taxes payable	8,592	(15,745)	20,074
Net cash provided by operating activities	277,780	202,543	256,078
INVESTING ACTIVITIES
Net collections (originations) of loans	2,333,893	1,327,248	23,806
Proceeds from sale of loans	28,033	49,736	104,587
Decrease in due from banks - time	292	2,975	1,130
Purchases of premises and equipment, net	(47,861)	(13,272)	(67,831)
Proceeds from sale of premises and equipment	5,621	369	—
Proceeds from sale of foreclosed assets and other real estate owned	21,983	10,788	17,986
Proceeds from sale of available-for-sale securities	342,577	1,717,364	1,226,578
Proceeds from maturities of available-for-sale securities	1,001,669	2,346,930	793,270
Purchases of available-for-sale securities	(5,266,148)	(4,140,963)	(1,708,948)
Proceeds from maturities of held-to-maturity securities	15,712	13,970	31,969
Purchases of held-to-maturity securities	(708,580)	(308,854)	—
Proceeds from bank owned life insurance death benefits	3,814	2,018	2,435
Purchases of bank owned life insurance	(160,000)	—	—
Cash received in business combinations, net	25,425	—	178,260
Disposition of assets and liabilities held for sale	(134,166)	181,560	1,235
Net cash provided by (used in) investing activities	(2,537,736)	1,189,869	604,477
FINANCING ACTIVITIES
Net change in deposits	847,494	1,086,713	(404,826)
Proceeds from issuance of other borrowings	—	—	25,500
Repayments of subordinated debentures	(1,563)	(7,442)	—
Dividends paid on preferred stock	(47)	(52)	(339)
Dividends paid on common stock	(78,845)	(74,593)	(63,921)
Net change in other borrowed funds	(80,254)	45,983	(240,806)
Net change in federal funds purchased and securities sold under agreements to repurchase	(116,562)	148,966	40,207
Net shares (cancelled) issued under stock compensation plans	290	(4,087)	(2,389)
Shares issued under employee stock purchase plan	1,170	956	1,312
Repurchase of common stock	(132,459)	(113,327)	(10,128)
Retirement of preferred stock	(767)	—	(42,000)
Net cash provided by (used in) financing activities	438,457	1,083,117	(697,390)
INCREASE (DECREASE) IN CASH EQUIVALENTS	(1,821,499)	2,475,529	163,165
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,472,152	996,623	833,458
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,650,653	$3,472,152	$996,623
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2018	$—	$923	$1,597,944	$(27,374)	$674,941	$2,246,434

Comprehensive income	—	—	—	48,265	238,167	286,432
Stock issued for employee stock purchase plan – 60,413 shares	—	1	1,311	—	—	1,312
Stock-based compensation plans, net – 261,200 shares	—	3	10,529	—	—	10,532
Stock issued for Reliance acquisition - 3,999,623 shares	42,000	40	102,790	—	—	144,830
Stock issued for Landrum acquisition - 17,349,722 shares	767	173	414,832	—	—	415,772
Preferred stock retirement	(42,000)	—	—	—	—	(42,000)
Stock repurchases - 390,000 shares	—	(4)	(10,124)	—	—	(10,128)
Dividends on preferred stock	—	—	—	—	(339)	(339)
Dividends on common stock – $0.64 per share	—	—	—	—	(63,921)	(63,921)

Balance, December 31, 2019	767	1,136	2,117,282	20,891	848,848	2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	38,835	254,904	293,739
Stock issued for employee stock purchase plan - 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net - 362,080 shares	—	3	9,107	—	—	9,110
Stock repurchases - 5,956,700 shares	—	(59)	(113,268)	—	—	(113,327)
Dividends on preferred stock	—	—	—	—	(52)	(52)
Dividends on common stock - $0.68 per share	—	—	—	—	(74,593)	(74,593)

Balance, December 31, 2020	767	1,081	2,014,076	59,726	901,006	2,976,656

Comprehensive income	—	—	—	(70,271)	271,156	200,885
Stock issued for employee stock purchase plan - 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net - 474,970 shares	—	4	16,154	—	—	16,158
Stock issued for Landmark acquisition - 4,499,872 shares	—	45	138,146	—	—	138,191
Stock issued for Triumph acquisition - 4,164,712 shares	—	42	127,857	—	—	127,899
Preferred stock retirement	(767)	—	—	—	—	(767)
Stock repurchases - 4,562,469 shares	—	(46)	(132,413)	—	—	(132,459)
Dividends on preferred stock	—	—	—	—	(47)	(47)
Dividends on common stock – $0.72 per share	—	—	—	—	(78,845)	(78,845)

Balance, December 31, 2021	$—	$1,127	$2,164,989	$(10,545)	$1,093,270	$3,248,841
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 199 financial centers as of December 31, 2021, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is organized on a divisional basis, with divisions grouped based on community and metro markets located within the Company’s footprint. Each of the divisions, as well as their respective groups, provide a group of similar community banking services, including such products and services as loans; time deposits, checking and savings accounts; treasury management, personal and corporate trust services; credit cards; investment management; insurance; and securities and investment services. Loan products include consumer, real estate, commercial, agricultural, equipment, warehouse lending and SBA lending. The individual bank divisions have similar operating and economic characteristics. While the chief operating decision maker monitors the revenue streams of the various products, services, branch locations, divisions and groups, operations are managed, financial performance is evaluated, and management makes decisions on how to allocate resources, on a Company-wide basis. Accordingly, the divisions and their respective groups are considered by management to be aggregated into one reportable operating segment.

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

Reclassifications

During 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. These transaction fees, as well as additional certain prior year amounts, have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact previously reported net income or comprehensive income and were not material to the consolidated financial statements.

During 2020, the Company moved equity securities from the available-for-sale investment securities into other assets as well as the related income which moved from interest income to non-interest income. The change had no impact on net income.

Various items within the accompanying consolidated financial statements for previous years have been reclassified to provide more comparative information. These reclassifications were not material to the consolidated financial statements.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and non-interest bearing balances due from banks, interest bearing balances due from banks and federal funds sold and securities purchased under agreements to resell. At December 31, 2021, nearly all of the interest-bearing and non-interest bearing deposits were uninsured with nearly all of these balances held at the Federal Reserve Bank.

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

The IRLCs are derivative instruments; their fair values at December 31, 2021 and 2020 were not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators. Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid. Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

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

Acquisition Accounting, Loans

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination is a purchased credit deteriorated (“PCD”) loan. The net premium or discount on PCD loans is adjusted by the Company’s allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. The net premium or discount on loans that are not classified as PCD (“non-PCD”), that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

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

The Company records all derivatives on the balance sheet at fair value. In an effort to meet the financing needs of its customers and mitigate the impact of changing interest rates on the fair value of AFS securities, the Company has entered into fair value hedges. Fair value hedges include interest rate swap agreements on fixed rate loans and fixed rate callable AFS securities. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the point of inception of the derivative contract.

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

Wealth Management Fees – The Company enters into contracts with its customers to manage assets for investment, and/or transact on their accounts. The Company generally satisfies its performance obligations as services are rendered. The management fee is a fixed percentage-based fee calculated upon the average balance of assets under management and is charged to customers on a monthly basis.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2021	2020	2019
Net income available to common stockholders	$271,109	$254,852	$237,828

Average common shares outstanding	109,577	109,860	98,351
Average potential dilutive common shares	621	313	446
Average diluted common shares	110,198	110,173	98,797

Basic earnings per share	$2.47	$2.32	$2.42
Diluted earnings per share	$2.46	$2.31	$2.41

There were no stock options excluded from earnings per share calculations due to the related stock option exercise price exceeding the average market price for the years ended December 31, 2021 and 2019. There were approximately 653,718 stock options excluded from the year ended December 31, 2020 earnings per share calculation due to the related stock option exercise price exceeding the average market price.

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

NOTE 2: ACQUISITIONS

Landmark Community Bank

On October 8, 2021, the Company completed its acquisition of Landmark Community Bank (“Landmark”) pursuant to the terms of the Agreement and Plan of Merger dated as of June 4, 2021 (“Landmark Agreement”), at which time Landmark merged with and into Simmons Bank, with Simmons Bank continuing as the surviving entity. The Company issued 4,499,872 shares of its common stock valued at approximately $138.2 million as of October 8, 2021, plus $6,451,727.43 in cash, in exchange for all outstanding shares of Landmark capital stock (and common stock equivalents) to effect the merger.

Prior to the acquisition, Landmark, headquartered in Collierville, Tennessee, conducted banking business from 8 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $968.5 million in assets, including approximately $789.3 million in loans (inclusive of loan discounts), and approximately $802.7 million in deposits.

Goodwill of $31.7 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Landmark acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landmark	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$27,591	$—	$27,591
Due from banks - time	100	—	100
Investment securities	114,793	(265)	114,528
Loans acquired	785,551	3,767	789,318
Allowance for credit losses on loans	(5,980)	3,621	(2,359)
Premises and equipment	9,540	(4,099)	5,441
Bank owned life insurance	21,287	—	21,287
Core deposit intangible	88	4,071	4,159
Other assets	13,036	(4,608)	8,428
Total assets acquired	$966,006	$2,487	$968,493

(In thousands)	Acquired from Landmark	Fair Value Adjustments	Fair Value
Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$110,393	$—	$110,393
Interest bearing transaction accounts and savings deposits	425,777	—	425,777
Time deposits	266,835	(334)	266,501
Total deposits	803,005	(334)	802,671
Other borrowings	47,023	—	47,023
Accrued interest and other liabilities	8,459	(3,122)	5,337
Total liabilities assumed	858,487	(3,456)	855,031
Equity	107,519	(107,519)	—
Total equity assumed	107,519	(107,519)	—
Total liabilities and equity assumed	$966,006	$(110,975)	$855,031
Net assets acquired			113,462
Purchase price			145,195
Goodwill			$31,733

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the merger. Management will continue to review the estimated fair values and evaluate the assumed tax positions. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the completion of the merger. Therefore, adjustments to the estimated amounts and carrying values may occur.

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of Landmark subsequent to the acquisition date.

Triumph Bancshares, Inc.

On October 8, 2021, the Company completed its merger with Triumph Bancshares, Inc. (“Triumph”) pursuant to the terms of the Agreement and Plan of Merger dated as of June 4, 2021 (“Triumph Agreement”), at which time Triumph merged with and into the Company, with the Company continuing as the surviving corporation. The Company issued 4,164,712 shares of its common stock valued at approximately $127.9 million as of October 8, 2021, plus $1,693,402.93 in cash, in exchange for all outstanding shares of Triumph capital stock (and common stock equivalents) to effect the merger.

Prior to the acquisition, Triumph, headquartered in Memphis, Tennessee, conducted banking business through its subsidiary bank, Triumph Bank, from 6 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $848.2 million in assets, including approximately $700.4 million in loans (inclusive of loan discounts), and approximately $719.7 million in deposits.

Goodwill of $39.0 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Triumph acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Triumph	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$7,484	$—	$7,484
Due from banks - time	495	—	495
Investment securities	130,571	(1,106)	129,465
Loans acquired	702,460	(2,020)	700,440
Allowance for credit losses on loans	(12,617)	1,525	(11,092)
Premises and equipment	2,774	484	3,258
Goodwill	1,550	(1,550)	—
Core deposit intangible	—	5,136	5,136
Other assets	12,806	209	13,015
Total assets acquired	$845,523	$2,678	$848,201

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$115,729	$—	$115,729
Interest bearing transaction accounts and savings deposits	383,434	—	383,434
Time deposits	219,477	1,094	220,571
Total deposits	718,640	1,094	719,734
Other borrowings	2,854	—	2,854
Subordinated debentures	30,700	—	30,700
Accrued interest and other liabilities	2,882	455	3,337
Total liabilities assumed	755,076	1,549	756,625
Equity	90,446	(90,446)	—
Total equity assumed	90,446	(90,446)	—
Total liabilities and equity assumed	$845,522	$(88,897)	$756,625
Net assets acquired			91,576
Purchase price			130,544
Goodwill			$38,968

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the merger. Management will continue to review the estimated fair values and evaluate the assumed tax positions. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the completion of the merger. Therefore, adjustments to the estimated amounts and carrying values may occur.

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of Triumph subsequent to the acquisition date.

The Landrum Company

On October 31, 2019, the Company completed its merger with The Landrum Company (“Landrum”) pursuant to the terms of the Agreement and Plan of Merger dated as of July 30, 2019 (“Landrum Agreement”), at which time Landrum merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the terms of the Landrum Agreement, the shares of Landrum Class A Common Voting Stock, par value $0.01 per share, and Landrum Class B Common Nonvoting Stock, par value $0.01 per share, were converted into the right to receive, in the aggregate, approximately 17,350,000 shares of the Company’s common stock and each share of Landrum’s series E preferred stock was converted into the right to receive one share of the Company’s comparable series D preferred stock. The Company issued 17,349,722 shares of its common stock and 767 shares of its series D preferred stock, par value $0.01 per share, in exchange for all outstanding shares of Landrum capital stock to effect the merger.

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

Reliance Bancshares, Inc.

On April 12, 2019, the Company completed its merger with Reliance Bancshares, Inc. (“Reliance”), headquartered in the St. Louis, Missouri, metropolitan area, pursuant to the terms of the Agreement and Plan of Merger (“Reliance Agreement”), dated November 13, 2018, as amended February 11, 2019. In the merger, each outstanding share of Reliance common stock, as well as each Reliance common stock equivalent, was canceled and converted into the right to receive shares of the Company’s common stock and/or cash in accordance with the terms of the Reliance Agreement. In addition, each share of Reliance’s Series A Preferred Stock and Series B Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series A Preferred Stock or Series B Preferred Stock, respectively, and each share of Reliance’s Series C Preferred Stock was converted into the right to receive one share of Simmons’ comparable Series C Preferred Stock (unless the holder of such Series C Preferred Stock elected to receive alternate consideration in accordance with the Reliance Agreement). The Company issued 3,999,623 shares of its common stock and paid $62.7 million in cash to effect the merger. The Company also issued $42.0 million of its Series A Preferred Stock and Series B Preferred Stock. On May 13, 2019, the Company redeemed all of the preferred stock issued in connection with the merger, and paid all accrued and unpaid dividends up to the date of redemption. On October 29, 2019, the Company amended its Amended and Restated Articles of Incorporation to cancel the Series C Preferred Stock, having 140 authorized shares, of which no shares were ever issued or outstanding.

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

Loans acquired – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. See Note 5, Loans and Allowance for Credit Losses, in the accompanying Notes to Consolidated Financial Statements for additional information related to purchased financial assets with credit deterioration.

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

Accrued interest and other liabilities – The fair value adjustment results from certain liabilities whose value was estimated to be more or less than book value, such as certain accounts payable and other miscellaneous liabilities. The adjustment also establishes a liability for unfunded commitments equal to the fair value of that liability at the date of acquisition. The carrying amount of accrued interest and the remainder of other liabilities was deemed to be a reasonable estimate of fair value.

Spirit of Texas Bancshares, Inc. (Pending Acquisition)

On November 19, 2021, the Company announced that it had entered into an Agreement and Plan of Merger (“Spirit Agreement”) with Spirit of Texas Bancshares, Inc. (“Spirit”), headquartered in Conroe, Texas, to acquire Spirit, including its wholly-owned bank subsidiary, Spirit of Texas Bank SSB. According to the terms and subject to the conditions of the Spirit Agreement, upon consummation of the transaction, holders of Spirit’s common stock and common stock equivalents will receive, in the aggregate, 18,325,000 shares of the Company’s common stock, subject to certain conditions and potential adjustments under the Agreement, including substituting cash for the Company’s common stock to the extent necessary to cash out Spirit’s stock options and warrants (the “Merger Consideration”). Based on the closing price of $31.73 for Simmons common stock on November 17, 2021, the Merger Consideration would have an implied aggregate value of approximately $581 million.

Spirit conducts banking business from 37 locations primarily in the Texas Triangle – consisting of the Dallas-Fort Worth, Houston, San Antonio and Austin metropolitan areas – with additional locations in the Bryan-College Station, Corpus Christi and Tyler metropolitan areas, along with offices in North Central and South Texas. As of December 31, 2021, Spirit had approximately $3.3 billion in assets, $2.3 billion in loans and $2.8 billion in deposits. Completion of the transaction is expected during the second quarter of 2022 and is subject to certain closing conditions, including approval by the shareholders of Spirit, as well as customary regulatory approvals. Simultaneously with the closing of the transaction, Spirit Bank is expected to be merged with and into Simmons Bank.

NOTE 3: INVESTMENT SECURITIES

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

During the third quarter of 2021, the Company transferred, at fair value, $500.8 million of securities from the AFS portfolio to the HTM portfolio. The related net unrealized gains of $1.0 million remained in accumulated other comprehensive income (loss) at December 31, 2021 and will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2021
U.S. Government agencies	232,609	—	232,609	—	(7,914)	224,695
Mortgage-backed securities	$70,342	$—	$70,342	$232	$(1,425)	$69,149
State and political subdivisions	1,210,248	(1,197)	1,209,051	6,166	(8,462)	1,206,755
Other securities	17,301	(82)	17,219	—	(440)	16,779
Total HTM	$1,530,500	$(1,279)	$1,529,221	$6,398	$(18,241)	$1,517,378

December 31, 2020
Mortgage-backed securities	22,354	—	22,354	683	—	23,037
State and political subdivisions	$312,416	$(2,307)	$310,109	$8,148	$(30)	$318,227
Other securities	1,176	(608)	568	93	—	661
Total HTM	$335,946	$(2,915)	$333,031	$8,924	$(30)	$341,925

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2021, HTM MBS consisted of $4.9 million and $65.5 million of commercial MBS and residential MBS, respectively. As of December 31, 2020, HTM MBS consisted of $7.7 million and $14.7 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2021
U.S. Treasury	300	—	—	—	300
U.S. Government agencies	$374,754	$—	$495	$(10,608)	$364,641
Mortgage-backed securities	4,485,548	—	6,307	(43,239)	4,448,616
State and political subdivisions	1,791,097	—	30,556	(1,995)	1,819,658
Other securities	479,162	—	6,647	(5,479)	480,330
Total AFS	$7,130,861	$—	$44,005	$(61,321)	$7,113,545

December 31, 2020
U.S. Government agencies	$477,693	$—	$844	$(1,300)	$477,237
Mortgage-backed securities	1,374,769	—	21,261	(1,094)	1,394,936
State and political subdivisions	1,416,136	(217)	55,111	(307)	1,470,723
Other securities	128,445	(95)	2,447	(95)	130,702
Total AFS	$3,397,043	$(312)	$79,663	$(2,796)	$3,473,598

All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2021, AFS MBS consisted of $1.53 billion and $2.92 billion of commercial MBS and residential MBS, respectively. As of December 31, 2020, AFS MBS consisted of $406.1 million and $988.8 million of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at December 31, 2021 was $9.7 million and $23.4 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$152,908	$(3,297)	$160,913	$(7,311)	$313,821	$(10,608)
Mortgage-backed securities	3,632,822	(33,551)	323,683	(9,688)	3,956,505	(43,239)
State and political subdivisions	530,647	(709)	29,565	(1,286)	560,212	(1,995)
Other securities	228,182	(5,240)	6,984	(239)	235,166	(5,479)
Total AFS	$4,544,559	$(42,797)	$521,145	$(18,524)	$5,065,704	$(61,321)

As of December 31, 2021, the Company’s investment portfolio included $7.11 billion of AFS securities, of which $5.07 billion, or 71.2%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s mortgage-backed securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the years ended December 31, 2021 and 2020 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
December 31, 2021

Held-to-maturity
Beginning balance, January 1, 2021	$2,307	$608	$2,915
Provision for credit loss expense	(1,110)	(73)	(1,183)
Securities charged-off	—	(600)	(600)
Recoveries	—	147	147
Ending balance, December 31, 2021	$1,197	$82	$1,279

Available-for-sale
Beginning balance, January 1, 2021	$217	$95	$312
Reduction due to sales	—	(11)	(11)
Net decrease in allowance on previously impaired securities	(217)	(84)	(301)
Ending balance, December 31, 2021	$—	$—	$—

December 31, 2020
Held-to-maturity
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	58	311	369
Provision for credit loss expense	2,249	297	2,546
Ending balance, December 31, 2020	$2,307	$608	$2,915

Available-for-sale
Beginning balance, January 1, 2020	$—	$—	$—
Impact of ASU 2016-13 adoption	373	—	373
Credit losses on securities not previously recorded	199	113	312
Reduction due to sales	(244)	—	(244)
Net decrease in allowance on previously impaired securities	(111)	(18)	(129)
Ending balance, December 31, 2020	$217	$95	$312

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to AFS securities recorded in the last half of 2021. During the year ended December 31, 2021 and 2020, the provision for credit losses was reduced by $312,000 and $61,000, respectively, related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2021:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$129,473	$102,712	$—	$232,185	$—
Aa/AA	481,887	316,345	—	798,232	—
A	42,727	89,643	—	132,370	—
Baa/BBB	—	13,539		13,539
Not Rated	6,207	27,715	—	33,922	17,301
Total	$660,294	$549,954	$—	$1,210,248	$17,301

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
Income earned on securities for the years ended December 31, 2021, 2020 and 2019, is as follows:

(In thousands)	2021	2020	2019
Taxable:
Held-to-maturity	$4,208	$985	$1,207
Available-for-sale	54,768	34,054	42,412

Non-taxable:
Held-to-maturity	16,047	919	1,412
Available-for-sale	36,670	28,575	18,345
Total	$111,693	$64,533	$63,376

The amortized cost and estimated fair value by maturity of securities are shown in the following table as of December 31, 2021. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$5,333	$5,396	$7,821	$7,845
After one through five years	4,801	5,023	61,456	61,669
After five through ten years	27,081	25,874	532,085	533,711
After ten years	1,422,943	1,411,936	2,043,326	2,061,081
Securities not due on a single maturity date	70,342	69,149	4,485,547	4,448,615
Other securities (no maturity)	—	—	626	624
Total	$1,530,500	$1,517,378	$7,130,861	$7,113,545

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.9 billion at December 31, 2021 and $2.0 billion at December 31, 2020.

The Company sold approximately $342.6 million of investment securities compared to approximately $1.7 billion of investment securities during 2021 and 2020, respectively. The increase in securities sold in 2020 was in large part related to efforts by the Company to increase liquidity in response to the early stages of the COVID-19 pandemic. There were approximately $15.9 million of gross realized gains and $422,000 of gross realized losses from the sale of securities during the year ended December 31, 2021. There were approximately $54.8 million of gross realized gains and $15,000 of gross realized losses from the sale of securities during the year ended December 31, 2020. There were approximately $13.3 million of gross realized gains and $4,000 of gross realized losses from the sale of securities during the year ended December 31, 2019. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2021, 2020 and 2019.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 21: Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Texas Branch Sale

On December 20, 2019, Simmons Bank entered into a Branch Purchase and Assumption Agreement (the “Spirit Branch Agreement”) with Spirit of Texas Bank, SSB (“Spirit Bank”), a wholly-owned subsidiary of Spirit of Texas Bancshares, Inc.

On February 28, 2020, Spirit Bank completed its purchase of certain assets and assumption of certain liabilities (“Texas Branch Sale”) associated with five Simmons Bank locations in Austin, San Antonio, and Tilden, Texas (collectively, the “Texas Branches”). Pursuant to the terms of the Spirit Branch Agreement, Spirit Bank assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, personal property and other fixed assets associated with the Texas Branches. The loan and deposit balances of the Texas Branches were $260.3 million and $139.5 million, respectively.

Colorado Branch Sale

On February 10, 2020, Simmons Bank entered into a Branch Purchase and Assumption Agreement (the “First Western Agreement”) with First Western Trust Bank (“First Western”), a wholly-owned subsidiary of First Western Financial, Inc.

On May 18, 2020, First Western completed its purchase of certain assets and assumption of certain liabilities (“Colorado Branch Sale”) associated with four Simmons Bank locations in Denver, Englewood, Highlands Ranch, and Lone Tree, Colorado (collectively, the “Colorado Branches”). Pursuant to the terms of the First Western Agreement, First Western assumed certain deposit liabilities and acquired certain loans, as well as cash, personal property and other fixed assets associated with the Colorado Branches. The loan and deposit balances of the Colorado Branches were $120.4 million and $63.1 million, respectively.

During 2020, the Company recognized a combined gain on sale of $8.1 million related to the Texas Branch Sale and Colorado Branch Sale.

Illinois Branch Sale

On November 30, 2020, Simmons Bank entered into a Branch Purchase and Assumption Agreement (the “Citizens Equity Agreement”) with Citizens Equity First Credit Union (“CEFCU”).

On March 12, 2021, CEFCU completed its purchase of certain assets and assumption of certain liabilities (the “Illinois Branch Sale”) associated with four Simmons Bank locations in the Metro East area of Southern Illinois, near St. Louis (collectively, the “Illinois Branches”). Pursuant to the terms of the Citizens Equity Agreement, CEFCU assumed certain deposit liabilities and acquired certain loans, as well as cash, personal property and other fixed assets associated with the Illinois Branches. The loan and deposit balances of the Illinois Branches were $354,000 and $137.9 million, respectively.

During 2021, the Company recognized a gain on sale of $5.3 million related to the Illinois Branches.

As of December 31, 2021, there were no outstanding other assets and other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At December 31, 2021, the Company’s loan portfolio was $12.01 billion, compared to $12.90 billion at December 31, 2020. The various categories of loans are summarized as follows:

(In thousands)	2021	2020
Consumer:
Credit cards	$187,052	$188,845
Other consumer	168,318	202,379
Total consumer	355,370	391,224
Real estate:
Construction and development	1,326,371	1,596,255
Single family residential	2,101,975	1,880,673
Other commercial	5,738,904	5,746,863
Total real estate	9,167,250	9,223,791
Commercial:
Commercial	1,992,043	2,574,386
Agricultural	168,717	175,905
Total commercial	2,160,760	2,750,291
Other	329,123	535,591
Total loans	$12,012,503	$12,900,897

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $21.5 million and $57.3 million at December 31, 2021 and 2020, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $39.8 million and $54.4 million at December 31, 2021 and 2020, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Consumer – The consumer loan portfolio consists of credit card loans and other consumer loans. Credit card loans are diversified by geographic region to reduce credit risk and minimize any adverse impact on the portfolio. Although they are regularly reviewed to facilitate the identification and monitoring of creditworthiness, credit card loans are unsecured loans, making them more susceptible to economic downturns resulting in increasing unemployment. Other consumer loans include direct and indirect installment loans and account overdrafts. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

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

Paycheck Protection Program Loans - The Company originated loans pursuant to multiple PPP appropriations of the CARES Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of December 31, 2021 and 2020, the total outstanding balance of PPP loans was $116.7 million and $904.7 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

(In thousands)	2021	2020
Consumer:
Credit cards	$377	$301
Other consumer	381	1,219
Total consumer	758	1,520
Real estate:
Construction and development	2,296	3,625
Single family residential	19,268	28,062
Other commercial	26,953	24,155
Total real estate	48,517	55,842
Commercial:
Commercial	18,774	65,244
Agricultural	152	273
Total commercial	18,926	65,517
Other	3	—
Total	$68,204	$122,879

As of December 31, 2021 and 2020, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $14.5 million and $16.8 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2021
Consumer:
Credit cards	$847	$413	$1,260	$185,792	$187,052	$247
Other consumer	1,149	130	1,279	167,039	168,318	—
Total consumer	1,996	543	2,539	352,831	355,370	247
Real estate:
Construction and development	114	504	618	1,325,753	1,326,371	—
Single family residential	11,313	9,398	20,711	2,081,264	2,101,975	102
Other commercial	2,474	12,268	14,742	5,724,162	5,738,904	—
Total real estate	13,901	22,170	36,071	9,131,179	9,167,250	102
Commercial:
Commercial	4,812	10,074	14,886	1,977,157	1,992,043	—
Agricultural	13	117	130	168,587	168,717	—
Total commercial	4,825	10,191	15,016	2,145,744	2,160,760	—
Other	—	3	3	329,120	329,123	—
Total	$20,722	$32,907	$53,629	$11,958,874	$12,012,503	$349

December 31, 2020
Consumer:
Credit cards	$708	$256	$964	$187,881	$188,845	$256
Other consumer	2,771	302	3,073	199,306	202,379	13
Total consumer	3,479	558	4,037	387,187	391,224	269
Real estate:
Construction and development	1,375	3,089	4,464	1,591,791	1,596,255	—
Single family residential	23,726	14,339	38,065	1,842,608	1,880,673	253
Other commercial	2,660	9,586	12,246	5,734,617	5,746,863	—
Total real estate	27,761	27,014	54,775	9,169,016	9,223,791	253
Commercial:
Commercial	7,514	7,429	14,943	2,559,443	2,574,386	56
Agricultural	226	187	413	175,492	175,905	—
Total commercial	7,740	7,616	15,356	2,734,935	2,750,291	56
Other	92	—	92	535,499	535,591	—
Total	$39,072	$35,188	$74,260	$12,826,637	$12,900,897	$578

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

The provisions in the CARES Act included an election to not apply the guidance on accounting for TDRs to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. In March 2020, the federal financial institution regulatory agencies issued an interagency statement encouraging financial institutions to work constructively with borrowers affected by COVID-19 and provided information regarding loan modifications. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. In response to the concerns related to the expiration of the applicable period for which the election to not apply the guidance on accounting for TDRs to loan modifications, the CARES Act was amended in late fourth quarter of 2020 to extend COVID-19 relief related to loan modifications from the earlier of (i) January 1, 2022 or (ii) 60 days after the President terminates the COVID-19 national emergency declaration. As of December 31, 2021, the Company had 51 COVID-19 loan modifications outstanding in the amount of $8.6 million, compared to 3,729 modifications outstanding in the amount of $2.99 billion as of December 31, 2020. The majority of COVID-19 loan modifications have returned to performing status or paid off.

TDRs are individually evaluated for expected credit losses. The Company assesses the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determines if a specific allowance for credit losses is needed.

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2021
Real estate:
Single-family residential	28	$3,087	14	$1,196	42	$4,283
Other commercial	1	766	2	48	3	814
Total real estate	29	3,853	16	1,244	45	5,097
Commercial:
Commercial	2	436	2	1,406	4	1,842
Total commercial	2	436	2	1,406	4	1,842
Total	31	$4,289	18	$2,650	49	$6,939

December 31, 2020
Real estate:
Single-family residential	28	2,463	18	2,736	46	5,199
Other commercial	1	49	1	12	2	61
Total real estate	29	2,512	19	2,748	48	5,260
Commercial:
Commercial	3	626	3	1,627	6	2,253
Total commercial	3	626	3	1,627	6	2,253
Total	32	$3,138	22	$4,375	54	$7,513

The following table presents loans that were restructured as TDRs during the years ended December 31, 2021 and 2020 segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Year Ended December 31, 2021
Real estate:
Single-family residential	3	274	197	—	197	—
Other commercial	1	784	766	—	766	—
Total real estate	4	$1,058	$963	$—	$963	$—

Year Ended December 31, 2020
Real estate:
Single-family residential	5	$1,948	$1,896	$1,896	$—	$—
Total real estate	5	$1,948	$1,896	$1,896	$—	$—

During the year ended December 31, 2021, the Company modified four loans with a recorded investment of $1,058,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity dates and requiring interest-only payments for a period of up to 12 months. A specific reserve of $5,129 was determined necessary for these loans as of December 31, 2021. Additionally, there was no immediate financial impact from the restructuring of these loans as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2021, nine of the previously restructured loans with prior balances of $1,002,874 were paid off.

During the year ended December 31, 2020, the Company modified five loans with a recorded investment of $1,948,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity dates and requiring interest-only payments for a period of up to 12 months. Based upon the fair value of the collateral, a specific reserve of $51,300 was determined as necessary for these loans as of December 31, 2020. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2020, six of the previously restructured loans with prior balances of $837,265 were paid off.

There was no loans considered TDRs for which a payment default occurred during the year ended December 31, 2021. During the year ended December 31, 2020, there was one commercial loan with an outstanding balance of $2.1 million considered a TDR for which a payment default occurred. The Company defines a payment default as a payment received more than 90 days after its due date.

The Company had no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, the Company had $1,806,000 and $7,182,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2021 and 2020, the Company had $831,000 and $3,172,000, respectively, of OREO secured by residential real estate properties.

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

The following is a reconciliation between the expanded risk rating scale and the Company’s traditional risk rating segments utilized within the commercial loan classes presented in the credit quality indicator tables.

•Pass - Includes loans with an expanded risk rating of 1 through 11. Loans with a risk rating of 10 and 11 equate to loans included on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.
•Special Mention - Includes loans with an expanded risk rating of 12.
•Substandard - Includes loans with an expanded risk rating of 13 and 14.
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of December 31, 2021 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$185,792	$—	$185,792
30-89 days past due	—	—	—	—	—	—	847	—	847
90+ days past due	—	—	—	—	—	—	413	—	413
Total consumer - credit cards	—	—	—	—	—	—	187,052	—	187,052
Consumer - other
Delinquency:
Current	97,830	21,885	11,712	6,756	5,416	3,833	19,607	—	$167,039
30-89 days past due	265	121	164	49	219	156	175	—	1,149
90+ days past due	23	23	28	21	13	22	—	—	130
Total consumer - other	98,118	22,029	11,904	6,826	5,648	4,011	19,782	—	168,318
Real estate - C&D
Risk rating:
Pass	74,813	83,729	28,803	17,349	8,505	9,319	1,074,617	20,285	$1,317,420
Special mention	—	—	270	—	—	47	—	—	317
Substandard	191	77	16	54	324	423	5,598	1,951	8,634
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	75,004	83,806	29,089	17,403	8,829	9,789	1,080,215	22,236	1,326,371
Real estate - SF residential
Delinquency:
Current	419,605	335,788	185,190	260,037	193,110	421,957	256,155	9,422	$2,081,264
30-89 days past due	1,061	883	1,662	791	1,077	4,360	1,479	—	11,313
90+ days past due	27	561	507	1,199	1,358	5,104	570	72	9,398
Total real estate - SF residential	420,693	337,232	187,359	262,027	195,545	431,421	258,204	9,494	2,101,975
Real estate - other commercial
Risk rating:
Pass	1,349,746	807,701	375,824	267,696	476,029	537,493	1,409,099	164,856	5,388,444
Special mention	28,151	30,981	2,799	6,650	39,361	4,801	38,638	1,608	152,989
Substandard	28,137	10,186	5,243	10,806	30,060	27,107	53,860	32,072	197,471
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,406,034	848,868	383,866	285,152	545,450	569,401	1,501,597	198,536	5,738,904
Commercial
Risk rating:
Pass	455,499	187,517	80,486	57,437	36,529	57,099	1,004,971	41,885	1,921,423
Special mention	670	2,482	1,066	189	261	2,770	8,500	10,499	26,437
Substandard	3,436	18,381	4,397	1,196	578	850	8,242	7,103	44,183
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	459,605	208,380	85,949	58,822	37,368	60,719	1,021,713	59,487	1,992,043
Commercial - agriculture
Risk rating:
Pass	32,780	20,230	10,253	3,646	2,364	459	98,245	327	168,304
Special mention	—	—	—	—	—	—	—	—	—
Substandard	191	25	27	53	22	3	23	69	413
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	32,971	20,255	10,280	3,699	2,386	462	98,268	396	168,717
Other
Delinquency:
Current	24,247	4,740	1,236	22,438	6,692	5,578	264,189	—	329,120
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	24,247	4,740	1,236	22,438	6,692	5,581	264,189	—	329,123
Total	$2,516,672	$1,525,310	$709,683	$656,367	$801,918	$1,081,384	$4,431,020	$290,149	$12,012,503

The following table presents a summary of loans by credit quality indicator, as of December 31, 2020 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$187,881	$—	$187,881
30-89 days past due	—	—	—	—	—	—	708	—	708
90+ days past due	—	—	—	—	—	—	256	—	256
Total consumer - credit cards	—	—	—	—	—	—	188,845	—	188,845
Consumer - other
Delinquency:
Current	69,334	44,215	27,525	21,995	19,023	2,530	14,684	—	$199,306
30-89 days past due	234	441	327	658	689	84	338	—	2,771
90+ days past due	79	58	25	80	40	12	8	—	302
Total consumer - other	69,647	44,714	27,877	22,733	19,752	2,626	15,030	—	202,379
Real estate - C&D
Risk rating:
Pass	165,990	35,989	31,279	15,960	9,233	4,807	1,272,870	23,251	$1,559,379
Special mention	2,728	344	259	2,107	19	—	9,613	—	15,070
Substandard	294	2,069	404	449	342	320	17,914	14	21,806
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	169,012	38,402	31,942	18,516	9,594	5,127	1,300,397	23,265	1,596,255
Real estate - SF residential
Delinquency:
Current	473,340	209,810	297,308	235,429	183,229	236,395	196,505	10,592	$1,842,608
30-89 days past due	6,300	2,258	2,593	2,610	2,058	6,050	1,781	76	23,726
90+ days past due	557	1,853	2,735	2,582	832	3,852	1,928	—	14,339
Total real estate - SF residential	480,197	213,921	302,636	240,621	186,119	246,297	200,214	10,668	1,880,673
Real estate - other commercial
Risk rating:
Pass	1,563,245	525,750	375,303	518,534	372,679	284,098	1,445,428	181,949	5,266,986
Special mention	100,085	4,346	10,738	19,943	26,245	10,608	63,305	23,435	258,705
Substandard	66,737	9,418	24,380	14,067	3,744	11,158	52,182	39,486	221,172
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,730,067	539,514	410,421	552,544	402,668	305,864	1,560,915	244,870	5,746,863
Commercial
Risk rating:
Pass	1,168,085	154,740	110,383	65,757	35,198	45,568	803,751	56,648	2,440,130
Special mention	5,707	342	465	972	54	—	12,318	22,546	42,404
Substandard	23,227	4,495	1,586	730	276	334	53,682	7,522	91,852
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	1,197,019	159,577	112,434	67,459	35,528	45,902	869,751	86,716	2,574,386
Commercial - agriculture
Risk rating:
Pass	36,128	19,144	10,014	4,671	1,916	340	101,238	1,560	175,011
Special mention	—	79	13	299	—	6	34	—	431
Substandard	86	101	64	47	12	10	68	75	463
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	36,214	19,324	10,091	5,017	1,928	356	101,340	1,635	175,905
Other
Delinquency:
Current	125	4,260	27,256	6,489	2,628	6,065	488,676	—	535,499
30-89 days past due	59	—	—	—	33	—	—	—	92
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	184	4,260	27,256	6,489	2,661	6,065	488,676	—	535,591
Total	$3,682,340	$1,019,712	$922,657	$913,379	$658,250	$612,237	$4,725,168	$367,154	$12,900,897

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $47.1 million and $70.0 million as of December 31, 2021 and 2020, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, other business assets, and secured energy production assets.

(In thousands)	Real Estate Collateral	Energy	Other Collateral	Total
December 31, 2021
Construction and development	$2,489	$—	$—	$2,489
Single family residential	1,838	—	—	1,838
Other commercial real estate	32,849	—	—	32,849
Commercial	—	—	9,913	9,913
Total	$37,176	$—	$9,913	$47,089

December 31, 2020
Construction and development	$1,539	$—	$—	$1,539
Single family residential	6,950	—	—	6,950
Other commercial real estate	—	40,703	5,741	46,444
Commercial	15,065	—	—	15,065
Total	$23,554	$40,703	$5,741	$69,998

The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2021, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Acquisition adjustment for PCD loans	3,349	10,101	—	1	13,451
Provision for credit loss expense	(22,031)	(7,918)	(908)	(352)	(31,209)
Charge-offs	(10,613)	(10,691)	(3,625)	(2,053)	(26,982)
Recoveries	4,660	4,910	1,048	1,404	12,022
Net charge-offs	(5,953)	(5,781)	(2,577)	(649)	(14,960)
Ending balance, December 31, 2021	$17,458	$179,270	$3,987	$4,617	$205,332

December 31, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	42,017	42,276	4,288	(6,093)	82,488
Charge-offs	(48,736)	(13,788)	(4,113)	(4,022)	(70,659)
Recoveries	3,216	905	1,014	1,465	6,600
Net charge-offs	(45,520)	(12,883)	(3,099)	(2,557)	(64,059)
Ending balance, December 31, 2020	$42,093	$182,868	$7,472	$5,617	$238,050

December 31, 2019
Beginning balance, January 1, 2019	$20,514	$29,838	$3,923	$2,419	$56,694
Provision for credit loss expense	24,434	12,714	3,692	2,400	43,240
Charge-offs	(23,352)	(3,892)	(4,585)	(5,007)	(36,836)
Recoveries	1,267	501	1,021	2,357	5,146
Net charge-offs	(22,085)	(3,391)	(3,564)	(2,650)	(31,690)
Ending balance, December 31, 2019	$22,863	$39,161	$4,051	$2,169	$68,244

As of December 31, 2021, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. Provision expense was recaptured during the year based upon improved asset credit quality metrics combined with improved Moody’s economic modeling scenarios. The Company updated credit loss forecasts using multiple Moody’s economic scenarios published in December 2021. The baseline economic forecast was weighted 65% by the Company, while the downside scenario of S-2 was weighted 17% and the upside scenario of S-1 was weighted 18%. The weighting of the forecasts is characterized by, among others, continual increase of CRE prices, increasing market rates and declining national unemployment rates. While forecasts in various sectors have improved as of December 31, 2021 when compared with the prior year, the Company continues to closely monitor the scenarios as the economy emerges from the pandemic.
The primary driver for the provision for credit losses for the year ended December 31, 2020 was related to concern over the economic stresses related to COVID-19. Additionally, specific provisions were made for two energy credits that were previously identified as problem loans that were impacted by the sharp decline in commodity pricing. Four energy credits within the Commercial segment were charged off during 2020 for a total of $32.6 million.
Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $22.4 million, as of December 31, 2021 and 2020 respectively. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during 2021 as it was considered sufficient to cover any loss expectations.

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

The components of provision for credit losses for the years ended December 31 were as follows:

(In thousands)	2021	2020	2019
Provision for credit losses related to:
Loans	$(31,209)	$82,488	$43,240
Unfunded commitments	—	(10,000)	—
Securities - HTM	(1,183)	2,546	—
Securities - AFS	(312)	(61)	—
Total	$(32,704)	$74,973	$43,240

Provision for credit losses in 2019 was calculated under the prior incurred loss accounting methodology. Furthermore, provision for credit losses related to unfunded commitments was previously reported as a component of other non-interest expense.

Purchased Credit Deteriorated Loans

Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit loss on the date of acquisition using the same methodology as discussed in the Allowance for Credit Losses section included above.

The following table provides a summary of loans purchased as part of the Landmark acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	11,046	55,549	—	67	66,662
PCD allowance for credit loss at acquisition	(350)	(2,008)	—	(1)	(2,359)
Non-credit related discount	(160)	(2,415)	—	(2)	(2,577)
Fair value of PCD loans	10,536	51,126	—	64	61,726

The following table provides a summary of loans purchased as part of the Triumph acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	40,466	80,803	—	15	121,284
PCD allowance for credit loss at acquisition	(2,999)	(8,093)	—	—	(11,092)
Non-credit related discount	(279)	(1,314)	—	(1)	(1,594)
Fair value of PCD loans	37,188	71,396	—	14	108,598

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in other liabilities, at December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Right-of-use lease assets	$48,855	$31,348
Lease liabilities	$49,321	$31,433

Weighted average remaining lease term	7.96 years	6.55 years
Weighted average discount rate	2.00%	3.09%

Operating lease cost for the years ended December 31, 2021, 2020 and 2019 was $11,530,000, $13,103,000, and $13,560,000, respectively.

The Company’s remaining undiscounted minimum lease payments on operating leases as of December 31, 2021 are as follows:

Year	(In thousands)
2022	$11,441
2023	8,850
2024	6,786
2025	5,483
2026	4,549
Thereafter	16,773
Total undiscounted minimum lease payments	53,882
Less: Net present value adjustment	4,561
Lease liability included in other liabilities	$49,321

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at December 31, 2021 and December 31, 2020 were as follows:

(In thousands)	2021	2020
Right-of-use lease assets	$48,855	$31,348
Premises and equipment:
Land	101,728	90,953
Buildings and improvements	320,844	293,338
Furniture, fixtures and equipment	107,122	100,863
Software	66,947	64,877
Construction in progress	9,117	763
Accumulated depreciation and amortization	(171,144)	(140,450)
Total premises and equipment, net	$483,469	$441,692

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.15 billion at December 31, 2021 and $1.08 billion at December 31, 2020.

During 2019, the Company recorded $131.3 million and $78.5 million of goodwill as a result of its acquisitions of Landrum and Reliance, respectively. Goodwill increased $19.8 million during 2020 due to the continued assessment of the fair value and assumed tax position of the Landrum acquisition that was finalized during the third quarter of 2020. The Company recorded $39.0 million and $31.7 million of goodwill related to its acquisitions of Triumph and Landmark during 2021, respectively.

Goodwill impairment was neither indicated nor recorded in 2021, 2020 or 2019. During the first quarter of 2020, the Company’s share price began to decline as the markets in the United States responded to the global COVID-19 pandemic. As a result of that economic decline, the effect on share price and other factors, the Company performed an interim goodwill impairment assessment during each quarter of 2020 and concluded no impairment existed during each period. Due to the improved market and economic conditions during 2021, and the related effects on the Company’s share price, the Company did not perform any interim goodwill impairment assessments in addition to the annual impairment test. An interim goodwill impairment analysis will be performed by the Company if the stock price falls below the book value per share for a full quarter. During the second quarter of 2021, the Company performed an annual goodwill impairment analysis and concluded no impairment existed. While the goodwill impairment analysis indicated no impairment at December 31, 2021, the Company’s assessment depends on several assumptions which are dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020
Core deposit premiums:
Balance, beginning of year	$97,363	$111,808
Acquisitions(1)	9,295	—
Disposition of intangible asset(2)	(674)	(2,324)
Amortization	(12,122)	(12,121)
Balance, end of year	93,862	97,363
Books of business and other intangibles:
Balance, beginning of year	13,747	15,532
Disposition of intangible asset	—	(413)
Amortization	(1,374)	(1,372)
Balance, end of year	12,373	13,747
Total other intangible assets, net	$106,235	$111,110
_________________________
(1)    Core deposit premiums of $5.1 million and $4.2 million were recorded during 2021 as part of the Triumph and Landmark acquisitions, respectively. See Note 2, Acquisitions, for additional information on acquisitions completed in 2021.
(2)    Adjustments recorded for the premiums on certain deposit liabilities associated with the sale of banking operations.

The carrying basis and accumulated amortization of the Company’s other intangible assets at December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020
Core deposit premiums:
Gross carrying amount	$153,496	$146,355
Accumulated amortization	(59,634)	(48,992)
Core deposit premiums, net	93,862	97,363
Books of business and other intangibles:
Gross carrying amount	19,937	19,937
Accumulated amortization	(7,564)	(6,190)
Books of business and other intangibles, net	12,373	13,747
Total other intangible assets, net	$106,235	$111,110

Core deposit premium amortization expense recorded for the years ended December 31, 2021, 2020 and 2019 was $12.1 million, $12.1 million and $10.7 million, respectively. Amortization expense recorded for books of business and other intangibles was $1.4 million, $1.4 million, and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s estimated remaining amortization expense on other intangible assets as of December 31, 2021 is as follows:

Year	(In thousands)
2022	$13,894
2023	13,612
2024	12,709
2025	10,125
2026	9,652
Thereafter	46,243
Total	$106,235

NOTE 9: TIME DEPOSITS

Time deposits included approximately $784.9 million and $889.8 million of certificates of deposit over $250,000 at December 31, 2021 and 2020, respectively.

Brokered time deposits were $466.0 million and $512.3 million at December 31, 2021 and 2020, respectively. Maturities of all time deposits at December 31, 2021 are as follows:

Year	(In thousands)
2022	$1,998,105
2023	307,625
2024	97,887
2025	34,903
2026	13,352
Thereafter	588
Total	$2,452,460

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 10: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2021	2020	2019
Income taxes currently payable	$50,369	$65,012	$29,354
Deferred income taxes	10,937	(122)	34,911
Provision for income taxes	$61,306	$64,890	$64,265

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Deferred tax assets:
Loans acquired	$4,832	$10,100
Allowance for credit losses	48,462	58,028
Valuation of foreclosed assets	628	1,673
Tax NOLs from acquisition	13,537	16,028
Deferred compensation payable	3,426	3,060
Accrued equity and other compensation	5,776	5,905
Acquired securities	223	587
Right-of-use lease liability	11,984	7,835
Unrealized loss on available-for-sale securities	8,164	—
Allowance for unfunded commitments	5,442	5,583
Other	7,202	7,600
Gross deferred tax assets	109,676	116,399
Deferred tax liabilities:
Goodwill and other intangible amortization	(38,329)	(38,882)
Accumulated depreciation	(26,347)	(34,667)
Right-of-use lease asset	(11,871)	(7,813)
Unrealized gain on available-for-sale securities	—	(17,521)
Unrealized gain on swaps	(2,767)	—
Other	(3,718)	(4,021)
Gross deferred tax liabilities	(83,032)	(102,904)
Net deferred tax asset	$26,644	$13,495

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31:

(In thousands)	2021	2020	2019
Computed at the statutory rate	$69,807	$67,143	$63,442
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4,452	6,402	5,860
Discrete items related to share-based compensation	(17)	375	(38)
Tax exempt interest income	(11,510)	(6,726)	(4,390)
Tax exempt earnings on bank owned life insurance	(1,212)	(1,214)	(852)
Federal tax credits	(2,260)	(2,177)	(939)
Other differences, net	2,046	1,087	1,182
Actual tax provision	$61,306	$64,890	$64,265

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

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $60.9 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company, of which $30.9 million is related to the Reliance acquisition that closed during 2019 and $1.9 million is related to the Landmark acquisition that closed during the fourth quarter of 2021. All of the acquired Reliance net operating losses are expected to be fully utilized by 2027, with the remaining acquired net operating loss carryforwards expected to be fully utilized by 2036.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2018 tax year and forward. The Company’s various state income tax returns are generally open from the 2018 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $170.4 million and $248.9 million at December 31, 2021 and 2020, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2021 and 2020 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2021
Repurchase agreements:
U.S. Government agencies	$170,403	$—	$—	$—	$170,403

December 31, 2020
Repurchase agreements:
U.S. Government agencies	$248,861	$—	$—	$—	$248,861

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2021 and 2020 consisted of the following components:

(In thousands)	2021	2020
Other Borrowings
FHLB advances, net of discount, due 2022 to 2035, 0.23% to 7.37%, secured by real estate loans	$1,306,143	$1,308,674
Other long-term debt	31,830	33,393
Total other borrowings	1,337,973	1,342,067

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,329	25,172
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,041	3,023
Unamortized debt issuance costs	(1,561)	(2,643)
Total subordinated notes and debentures	384,131	382,874
Total other borrowings and subordinated debt	$1,722,104	$1,724,941

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three month London Interbank Offered Rate (“LIBOR”) rate plus 215 basis points, payable quarterly in arrears. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness. The Notes qualify for Tier 2 capital treatment.

The terms of the Company’s Notes and trust preferred securities utilize the three month LIBOR rate to determine the interest rate and expense due each quarter. The Company is currently reviewing all applicable documents and working with the debt holders and all relevant parties to determine the alternate interest rate index to be utilized, or other impacts, when the relevant LIBOR rate is discontinued.

The Company had total FHLB advances of $1.31 billion at December 31, 2021, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at the end of the year have original maturity dates of ten years to fifteen years with lockout periods that have expired. During the fourth quarter of 2020, the Company reclassified the FOTO advances as long-term advances due to the current low interest rate environment and the expectation that FHLB will not exercise the option to terminate the FOTO advances prior to its stated maturity date. The possibility of the FHLB exercising the options is continually analyzed by the Company along with the market expected rate outcome. At December 31, 2021, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $4.3 billion and the Company had approximately $2.9 billion of additional advances available from the FHLB. At December 31, 2021, the Company had $98,000 of FHLB advances outstanding with original or expected maturities of one year or less.

The trust preferred securities are tax-advantaged issues that qualify for inclusion as Tier 2 capital at December 31, 2021. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at December 31, 2021, are as follows:

Year	(In thousands)
2022	$1,833
2023	1,789
2024	2,425
2025	4,956
2026	1,881
Thereafter	1,709,220
Total	$1,722,104

NOTE 13: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. The aggregate liquidation preference of all shares of preferred stock cannot exceed $80.0 million.

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share, out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends.

On March 31, 2021, the Company filed a shelf registration with the SEC. The shelf registration statement provides increased flexibility and more efficient access to raise capital from time to time through the sale of common stock, preferred stock, debt securities, depository shares, warrants, purchase contracts, purchase units, subscription rights, units or a combination thereof, subject to market conditions. Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

On April 19, 2018, shareholders of the Company approved an increase in the number of authorized shares from 120,000,000 to 175,000,000.

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares of common stock. On October 22, 2019, the Company announced a new stock repurchase program (“2019 Program”) that replaced the stock repurchase program approved on July 23, 2012, under which the Company may repurchase up to $60.0 million of its Class A Common Stock currently issued and outstanding. On March 5, 2020, the Company announced an amendment to the 2019 Program that increased the maximum amount that may be repurchased under the 2019 Program from $60.0 million to $180.0 million. Effective July 23, 2021, the Company approved a second amendment that increased the maximum amount that may be repurchased under the 2019 Program to $276.5 million.

During 2021, the Company repurchased 4,562,469 shares at an average price of $29.03 per share under the 2019 Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company repurchased 5,956,700 shares at an average price of $19.03 per share during 2020.

During January 2022, the Company substantially exhausted the remaining capacity under the 2019 Program and authorized a new stock repurchase program (the “2022 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding.

Under the 2022 Program, which replaced the 2019 Program, the Company may repurchase shares of its common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2022 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The 2022 Program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. The Company anticipates funding for this 2022 Program to come from available sources of liquidity, including cash on hand and future cash flow.

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2021 and 2020, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $6.2 million at December 31, 2021 and $6.5 million at December 31, 2020.

(In thousands)	2021	2020
Balance, beginning of year	$6,536	$20,138
New extensions of credit	1,487	4,022
Repayments	(1,807)	(17,624)
Balance, end of year	$6,216	$6,536

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

NOTE 15: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company offers a qualified 401(k) Plan in which the Company makes matching contributions to encourage employees to save money for their retirement. The 401(k) Plan covers substantially all employees. Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 100% of the first 3% of compensation and 50% of the next 2% of compensation for a total match of 4% of eligible pay for each participant who defers 5% or more of his or her eligible pay. Additionally, the Company may make profit-sharing contributions to the 401(k) Plan which are allocated among participants based upon 401(k) Plan compensation without regard to participant contributions. Contribution expense to the plan totaled $13.9 million, $10.3 million and $13.0 million in 2021, 2020 and 2019, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant. The charges to income for the plans were $2.7 million for 2021, $2.7 million for 2020 and $2.3 million for 2019. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2021, 2020 and 2019, and changes during the years then ended:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2018	695	$22.42	72	$21.45	817	$27.65
Granted	—	—	—	—	842	26.05
Stock options exercised	(3)	12.79	—	—	—	—
Stock awards/units vested (earned)	—	—	(49)	20.72	(405)	26.75
Forfeited/expired	—	—	(2)	21.82	(102)	28.10

Balance, December 31, 2019	692	22.46	21	23.19	1,152	26.79
Granted	—	—	—	—	568	21.69
Stock options exercised	(1)	10.71	—	—	—	—
Stock awards/units vested (earned)	—	—	(16)	23.41	(550)	25.90
Forfeited/expired	(33)	22.49	—	—	(138)	26.12

Balance, December 31, 2020	658	22.48	5	22.35	1,032	24.53
Granted	—	—	—	—	599	29.20
Stock options exercised	(185)	22.42	—	—	—	—
Stock awards/units vested (earned)	—	—	(3)	22.48	(433)	25.61
Forfeited/expired	—	—	—	—	(87)	25.86

Balance, December 31, 2021	473	$22.50	2	$22.20	1,111	$26.49

Exercisable, December 31, 2021	473	$22.50

The following table summarizes information about stock options under the plans outstanding at December 31, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$10.65	—	$10.65	3	1.08	$10.65	3	$10.65
20.29	—	20.29	47	3.00	20.29	47	20.29
20.36	—	20.36	1	2.88	20.36	1	20.36
22.20	—	22.20	51	3.23	22.20	51	22.20
22.75	—	22.75	293	3.61	22.75	293	22.75
23.51	—	23.51	71	4.05	23.51	71	23.51
24.07	—	24.07	7	3.71	24.07	7	24.07

$10.65	—	$24.07	473	3.56	$22.50	473	$22.50

The table below summarizes the Company’s performance stock unit activity for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Performance Stock Units
Non-vested, December 31, 2018	177
Granted	118
Vested (earned)	(93)
Forfeited	(3)

Non-vested, December 31, 2019	199
Granted	122
Vested (earned)	(81)
Forfeited	(18)

Non-vested, December 31, 2020	222
Granted	97
Vested (earned)	(57)
Forfeited	(5)

Non-vested, December 31, 2021	257

Stock-based compensation expense was $15.9 million in 2021, $13.2 million in 2020 and $12.9 million in 2019. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2021. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $16.1 million at December 31, 2021. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2021 was $3.3 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $29.58 at December 31, 2021, and the exercise price multiplied by the number of options outstanding. There were 184,888 stock options exercised in 2021 with an intrinsic value of $1.3 million. There were 900 stock options exercised in 2020 with an intrinsic value of $10,000. There were 3,050 stock options exercised in 2019 with an intrinsic value of $43,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2021, 2020 and 2019.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2021	2020	2019
Interest paid	$82,914	$123,995	$182,541
Income taxes paid	55,202	47,777	51,999
Transfers of loans to foreclosed assets held for sale	4,322	10,712	4,760
Transfers of premises to foreclosed assets and other real estate owned	—	3,120	647
Transfers of premises to premises held for sale	—	11,200	—
Transfers of other real estate owned to premises held for sale	—	4,163	—
Transfer of premises held for sale to other real estate owned	4,368	—	—
Transfer of premises held for sale to premises	5,610	—	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities (adoption of ASU 2016-02)	—	—	32,757
Transfers of available-for-sale to held-to-maturity securities	500,809	—	—
Transfers of held-to-maturity to available-for-sale securities	—	—	216,373
Transfers of loans to other assets held for sale	—	114,925	259,939
Transfers of deposits to other liabilities held for sale	—	213,025	159,853

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the year ended December 31, 2021 was $35.3 million and included the gain on sale related to the Illinois Branch Sale of $5.3 million. Other income for the year ended December 31, 2020 was $39.9 million, which included the gain on sales related to the Texas Branch Sale and Colorado Branch Sale of $8.1 million, and other income for the year ended December 31, 2019 was $64.7 million, that primarily consisted of the gain on sale of Visa Inc. class B common stock of $42.9 million.

Other operating expenses consisted of the following during the years ended December 31:

(In thousands)	2021	2020	2019
Professional services	$18,921	$18,688	$16,897
Postage	8,276	7,538	6,363
Telephone	6,234	8,833	7,685
Credit card expense	11,112	10,199	9,011
Marketing	22,234	19,396	16,499
Software and technology	40,608	39,724	25,146
Operating supplies	2,766	3,322	2,322
Amortization of intangibles	13,494	13,495	11,805
Branch right sizing expense	(537)	14,097	3,129
Other expense	30,454	29,909	32,843
Total other operating expenses	$153,562	$165,201	$131,700

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

Available-for-sale securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and certain other financial products. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. In order to ensure the fair values are consistent with ASC Topic 820, the Company periodically checks the fair values by comparing them to another pricing source, such as Bloomberg. The availability of pricing confirms Level 2 classification in the fair value hierarchy. The third-party pricing service is subject to an annual review of internal controls (AT-C 320), which is made available for the Company’s review. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company’s investment in U.S. Treasury securities, if any, is reported at fair value utilizing Level 1 inputs. The remainder of the Company’s available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At December 31, 2021 and 2020, the aggregate fair value of mortgage loans held for sale exceeded their cost.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2021 and 2020.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale securities
U.S. Treasury	$300	$300	$—	$—
U.S. Government agencies	364,641	—	364,641	—
Mortgage-backed securities	4,448,616	—	4,448,616	—
State and political subdivisions	1,819,658	—	1,819,658	—
Other securities	480,330	—	480,330	—
Mortgage loans held for sale	36,356	—	—	36,356
Derivative asset	25,852	—	25,852	—
Derivative liability	(15,443)	—	(15,443)	—

December 31, 2020
Available-for-sale securities
U.S. Government agencies	477,237	—	477,237	—
Mortgage-backed securities	1,394,936	—	1,394,936	—
State and political subdivisions	1,470,723	—	1,470,723	—
Other securities	130,702	—	130,702	—
Mortgage loans held for sale	137,378	—	—	137,378
Derivative asset	35,846	—	35,846	—
Other liabilities held for sale	(154,620)	—	—	(154,620)
Derivative liability	(36,141)	—	(36,141)	—

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Financial assets and liabilities measured at fair value on a nonrecurring basis include the following:

Individually assessed loans (collateral-dependent) – When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent on the liquidation of underlying collateral, the relationship is deemed collateral-dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$47,089	$—	$—	$47,089
Foreclosed assets and other real estate owned (1)	4,875	—	—	4,875

December 31, 2020
Individually assessed loans (1) (2) (collateral-dependent)	$66,209	$—	$—	$66,209
Foreclosed assets and other real estate owned (1)	17,074	—	—	17,074
______________________
(1)    These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Identified reserves of $4,214,000 and $13,725,000 were related to collateral-dependent loans for which fair value re-measurements took place during the years ended December 31, 2021 and 2020, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Cash and cash equivalents	$1,650,653	$1,650,653	$—	$—	$1,650,653
Interest bearing balances due from banks - time	1,882	—	1,882	—	1,882
Held-to-maturity securities, net	1,529,221	—	1,517,378	—	1,517,378
Interest receivable	72,990	—	72,990	—	72,990
Loans, net	11,807,171	—	—	11,922,735	11,922,735

Financial liabilities:
Non-interest bearing transaction accounts	5,325,318	—	5,325,318	—	5,325,318
Interest bearing transaction accounts and savings deposits	11,588,770	—	11,588,770	—	11,588,770
Time deposits	2,452,460	—	—	2,451,055	2,451,055
Federal funds purchased and securities sold under agreements to repurchase	185,403	—	185,403	—	185,403
Other borrowings	1,337,973	—	1,393,711	—	1,393,711
Subordinated notes and debentures	384,131	—	394,464	—	394,464
Interest payable	6,759	—	6,759	—	6,759

December 31, 2020
Financial assets:
Cash and cash equivalents	$3,472,152	$3,472,152	$—	$—	$3,472,152
Interest bearing balances due from banks - time	1,579	—	1,579	—	1,579
Held-to-maturity securities, net	333,031	—	341,925	—	341,925
Interest receivable	72,597	—	72,597	—	72,597
Loans, net	12,662,847	—	—	12,736,991	12,736,991

Financial liabilities:
Non-interest bearing transaction accounts	4,482,091	—	4,482,091	—	4,482,091
Interest bearing transaction accounts and savings deposits	9,672,608	—	9,672,608	—	9,672,608
Time deposits	2,832,327	—	—	2,848,621	2,848,621
Federal funds purchased and securities sold under agreements to repurchase	299,111	—	299,111	—	299,111
Other borrowings	1,342,067	—	1,448,625	—	1,448,625
Subordinated debentures	382,874	—	398,827	—	398,827
Interest payable	8,887	—	8,887	—	8,887

The fair value of commitments to extend credit, letters of credit and lines of credit is not presented since management believes the fair value to be insignificant.

NOTE 19: COMMITMENTS AND CREDIT RISK

The Company grants agri-business, commercial and residential loans to customers primarily throughout Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas, along with credit card loans to customers throughout the United States. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2021, the Company had outstanding commitments to extend credit aggregating approximately $685.3 million and $3.41 billion for credit card commitments and other loan commitments, respectively. At December 31, 2020, the Company had outstanding commitments to extend credit aggregating approximately $671.5 million and $2.36 billion for credit card commitments and other loan commitments, respectively.

As of December 31, 2021 and 2020, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $108.5 million and $214.0 million respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $37.7 million and $49.0 million at December 31, 2021 and 2020, respectively, with terms ranging from 9 months to 15 years. At December 31, 2021 and 2020, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $59.1 million and $1.55 billion at December 31, 2021 and 2020, respectively, and they expire in less than one year from issuance.

At December 31, 2021, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 20: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021, although a number of key settings will continue until June 2023, to support the rundown of legacy contracts only. As a result, LIBOR should be discontinued as a reference rate.

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				December 31, 2021		December 31, 2020
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$10,524	$—	$—

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	2021	2020	2021	2020
Investment securities - Available-for-sale	$1,063,173	$—	$10,524	$—

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets for the years ended December 31, 2021 and 2020.

	2021		2020
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$318,428	$15,328	$408,881	$35,846
Derivative liabilities	321,985	15,443	417,941	36,141

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $37.8 million as of December 31, 2021.

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

The outstanding notional value as of December 31, 2021 for energy hedging Customer Sell to Company swaps were $12.1 million and the corresponding Company Sell to Dealer swaps were $12.1 million and the corresponding net fair value of the derivative asset and derivative liability was $199,000. The outstanding notional value as of December 31, 2020 for energy hedging Customer Sell to Company swaps were $14.8 million and the corresponding Company Sell to Dealer swaps were $14.8 million and the corresponding net fair value of the derivative asset and derivative liability was $536,000.

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

On May 13, 2021, Susanne Pace filed a second putative class action complaint in the circuit court of Boone County, Missouri against Landmark Bank, to which Simmons Bank is a successor by merger, which was removed to the United States District Court for the Western District of Missouri, Central Division. The complaint alleged that Landmark Bank improperly charged multiple insufficient funds or overdraft fees when a merchant or other originator resubmits a rejected payment request. The complaint asserted claims for breach of contract, including breach of the covenant of good faith and fair dealing. Plaintiff sought to represent a proposed class of all Landmark Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiff sought unspecified damages, costs, attorney’s fees, pre- and post-judgment interest, an injunction, and other relief as the Court deems proper for herself and the purported class. Simmons Bank denies the allegations, and on January 11, 2022, the Court granted Simmons Bank’s motion to compel arbitration.

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

NOTE 23: STOCKHOLDERS’ EQUITY

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2021, Simmons Bank had paid to the Company all available dividends. While past dividends are not necessarily indicative of amounts that may be paid, or available to be paid in future periods, net profits of Simmons Bank and cash balances at the Company are projected to be sufficient to pay quarterly dividends on the Company’s common stock at current levels and interest and principal on the Company’s debt as well as meet other liquidity needs.

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

The risk-based capital guidelines of the Federal Reserve Board and the Arkansas State Bank Department include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under the Basel III Rules effective January 1. 2015, the criteria for a well-capitalized institution are: a 5% “Tier l leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, 10% “total risk-based capital” ratio; and a 6.5% “common equity Tier 1 (CET1)” ratio. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income and certain minority interests; all subject to applicable regulatory adjustments and deductions.

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2021, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules and exceeded the fully phased in capital conservation buffer.

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

The Company’s and the subsidiary bank’ actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2021
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,603,142	16.7	$1,247,014	8.0	N/A
Simmons Bank	2,389,704	15.4	1,241,405	8.0	1,551,756	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,147,158	13.8	933,547	6.0	N/A
Simmons Bank	2,317,855	15.0	927,142	6.0	1,236,189	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,147,158	13.8	700,160	4.5	N/A
Simmons Bank	2,317,855	15.0	695,357	4.5	1,004,404	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,147,158	9.1	943,806	4.0	N/A
Simmons Bank	2,317,855	9.8	946,063	4.0	1,182,579	5.0

December 31, 2020
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,356,982	16.8	$1,122,372	8.0	N/A
Simmons Bank	2,136,253	15.3	1,116,995	8.0	1,396,244	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	1,884,562	13.4	843,834	6.0	N/A
Simmons Bank	2,046,711	14.6	841,114	6.0	1,121,485	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	1,883,795	13.4	632,618	4.5	N/A
Simmons Bank	2,046,711	14.6	630,836	4.5	911,207	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	1,884,562	9.1	828,379	4.0	N/A
Simmons Bank	2,046,711	9.9	826,954	4.0	1,033,692	5.0

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2021 and 2020

(In thousands)	2021	2020
ASSETS
Cash and cash equivalents	$175,711	$172,083
Investment securities	2,932	1,648
Investments in wholly-owned subsidiaries	3,444,624	3,165,791
Loans	2610	471
Intangible assets, net	133	133
Premises and equipment	23,861	25,606
Other assets	53,877	56,257
TOTAL ASSETS	$3,703,748	$3,421,989

LIABILITIES
Long-term debt	$406,552	$406,859
Other liabilities	48,355	38,474
Total liabilities	454,907	445,333

STOCKHOLDERS’ EQUITY
Preferred stock	—	767
Common stock	1,127	1,081
Surplus	2,164,989	2,014,076
Undivided profits	1,093,270	901,006
Accumulated other comprehensive gain (loss):
Unrealized appreciation on available-for-sale securities, net of income taxes of $(3,731) and $21,132 at December 31, 2020 and 2019 respectively	(10,545)	59,726
Total stockholders’ equity	3,248,841	2,976,656
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,703,748	$3,421,989

Condensed Statements of Income
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019
INCOME
Dividends from subsidiaries	$227,310	$311,253	$67,893
Other income	1,080	762	13,658
Income	228,390	312,015	81,551
EXPENSE	44,847	37,204	40,594
Income before income taxes and equity in undistributed net income of subsidiaries	183,543	274,811	40,957
Provision for income taxes	(11,314)	(9,438)	(5,680)

Income before equity in undistributed net income of subsidiaries	194,857	284,249	46,637
Equity in undistributed net income of subsidiaries	76,299	(29,345)	191,530

NET INCOME	271,156	254,904	238,167
Preferred stock dividends	47	52	339

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$271,109	$254,852	$237,828

Condensed Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019
NET INCOME	$271,156	$254,904	$238,167

OTHER COMPREHENSIVE INCOME (LOSS)
Equity in other comprehensive income (loss) of subsidiaries	(70,271)	38,835	48,265

COMPREHENSIVE INCOME	$200,885	$293,739	$286,432

Condensed Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019

(In thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$271,156	$254,904	$238,167
Items not requiring (providing) cash
Stock-based compensation expense	15,868	13,197	12,921
Depreciation and amortization	1,805	1,796	1,637
Deferred income taxes	3,347	1,583	(3,632)
Equity in undistributed net income of bank subsidiaries	(76,299)	29,345	(191,530)

Changes in:
Other assets	(2,099)	(27,056)	3,299
Other liabilities	11,109	7,790	(2,648)
Net cash provided by operating activities	224,887	281,559	58,214

CASH FLOWS FROM INVESTING ACTIVITIES

Net collections of loans	(2,139)	186	117
Net (purchases of) proceeds from premises and equipment	(83)	(7)	(23,184)
(Advances to) repayment for subsidiaries	—	(15,363)	—
Proceeds from maturities of available-for-sale securities	—	—	2,544
Purchases of available-for-sale securities	—	—	(439)
Cash paid in business combinations	(6,818)	—	(36,811)
Other, net	2	185	29
Net cash used in investing activities	(9,038)	(14,999)	(57,744)

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayment) issuance of long-term debt, net	(1,563)	(7,442)	2,000
(Cancellation) issuance of common stock, net	1,460	(3,131)	(1,077)
Stock repurchases	(132,459)	(113,327)	(10,128)
Dividends paid on preferred stock	(47)	(52)	(339)
Dividends paid on common stock	(78,845)	(74,593)	(63,921)
Preferred stock retirement	(767)	—	(42,000)
Net cash used in financing activities	(212,221)	(198,545)	(115,465)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,628	68,015	(114,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	172,083	104,068	219,063

CASH AND CASH EQUIVALENTS, END OF YEAR	$175,711	$172,083	$104,068

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

(b) Changes in Internal Controls. Our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting, as well as the audit report of BKD, LLP on the Company’s internal control over financial reporting are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by this reference.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2022, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2022, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2022, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2022, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 27, 2022, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

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

2.3	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.4	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.5	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

2.6	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.11 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.12 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation filed on March 4, 2019 (File No. 333-229378)).

2.11	Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation Current Report on Form 8-K filed on July 31, 2019 (File No. 000-6253)).

Exhibit No.	Description
2.12	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.13	Agreement and Plan of Merger, dated as of June 4, 2021, by and between Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.14	Agreement and Plan of Merger, dated as of November 18, 2021, by and between Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).

3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

3.2	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on February 18, 2022 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

4.2	Description of Registrant’s Securities.*

10.1	Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 7, 2020 (File No. 000-06253)).^

10.2
Form of Associate Restricted Stock Unit Award Certificate and Terms and Conditions. (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.3
Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2020) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.4	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2021).*^

10.5	Form of Associate Cash Award Certificate and Terms and Conditions.*^

10.6	Form of Director Restricted Stock Unit Award Certificate and Terms and Conditions. (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.7	Deferred Compensation Agreement for Marty D. Casteel dated January 22, 2018 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253)).^

10.8
Deferred Compensation Agreement for George A. Makris, Jr. dated January 2, 2013 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-06253)).^

10.9
Amendment to Deferred Compensation Agreement for George A. Makris, Jr. dated January 25, 2018 (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253)).^

Exhibit No.	Description
10.10
Amended and Restated Deferred Compensation Agreement for Robert A. Fehlman effective February 27, 2017 (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-06253)).^

10.11
First Amended and Restated Executive Change in Control Severance Agreement for George A. Makris, Jr. dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 1, 2021 (File No. 000-06253)).^

10.12
First Amended and Restated Executive Change in Control Severance Agreement for Stephen C. Massanelli dated March 26, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 1, 2021 (File No. 000-06253)).^

10.13
Deferred Compensation Agreement for Marty D. Casteel dated January 25, 2010 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 29, 2010 (File No. 000-06253)).^

10.14
Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on March 2, 2006 (File No. 000-06253)).^

10.15
First Amendment to Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March, 1, 2006. (incorporated by reference to Exhibit 10.14 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.16	Second Amendment to Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March 1, 2006. (incorporated by reference to Exhibit 10.15 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.17
Deferred Compensation Agreement for Jennifer B. Compton dated February 28, 2017 (incorporated by reference to Exhibit 10.11 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-06235)).^

10.18
First Amended and Restated Executive Change in Control Severance Agreement for Jennifer B. Compton dated March 26, 2021 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.19	First Amended and Restated Executive Change in Control Severance Agreement for Paul Kanneman dated March 26, 2021 (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.20
First Amended and Restated Executive Change in Control Severance Agreement for David Garner dated March 26, 2021 (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.21
First Amended and Restated Executive Change in Control Severance Agreement for George A. Makris III dated March 26, 2021 (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.22
First Amended and Restated Executive Change in Control Severance Agreement for John Barber dated March 26, 2021 (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.23
First Amended and Restated Executive Change in Control Severance Agreement for Matthew S. Reddin dated March 26, 2021 (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.24	Deferred Compensation Agreement for Matthew Reddin dated March 7, 2017. (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

Exhibit No.	Description
10.25
Deferred Compensation Agreement for David Garner dated January 2, 2020 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 000-06253)).^

10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.27	Indemnification Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.28	Executive Change in Control Severance Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.29	Deferred Compensation Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on July 28, 2020 (File No. 000-06253)).

14.2	Finance Group Code of Ethics, dated July 2003 (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-06253)).

21	Subsidiaries of the Registrant.*

23	Consent of BKD, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, Executive Vice President, Chief Financial Officer and Treasurer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, Executive Vice President, Chief Financial Officer and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**

Exhibit No.	Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). **
______________________________________________________________________________________________

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Makris, III	February 25, 2022
George Makris, III, Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 25, 2022.

Signature	Title

/s/ George A. Makris, Jr.	Chairman, Chief Executive Officer
George A. Makris, Jr.	and Director (Principal Executive Officer)

/s/ James M. Brogdon	Executive Vice President, Chief Financial Officer
James M. Brogdon	and Treasurer (Principal Financial Officer)

/s/ David W. Garner	Executive Vice President, Executive Director of Finance and
David W. Garner	and Accounting and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jay D. Burchfield	Director
Jay D. Burchfield

/s/ Marty D. Casteel	Director
Marty D. Casteel

/s/ William E. Clark II	Director
William E. Clark II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Susan S. Lanigan	Director
Susan S. Lanigan

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

Director
Tom Purvis

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Julie L. Stackhouse	Director
Julie L. Stackhouse

/s/ Russell Teubner	Director
Russell Teubner

Director
Malynda K. West