Form 10-Q
period 2022-03-31
SIMMONS FIRST NATIONAL CORP
filed 2022-05-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares outstanding of the Registrant’s Common Stock as of May 4, 2022, was 130,654,183.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2022

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2022 and December 31, 2021

	March 31,	December 31,
(In thousands, except share data)	2022	2021
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$195,510	$209,190
Interest bearing balances due from banks and federal funds sold	1,491,507	1,441,463
Cash and cash equivalents	1,687,017	1,650,653
Interest bearing balances due from banks - time	1,857	1,882
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,377 and $1,279 at March 31, 2022 and December 31, 2021, respectively	1,556,825	1,529,221
Available-for-sale, at estimated fair value (amortized cost of $7,070,582 and $7,130,861 at March 31, 2022 and December 31, 2021, respectively)	6,640,069	7,113,545
Total investments	8,196,894	8,642,766
Mortgage loans held for sale	18,206	36,356
Other assets held for sale	—	100
Loans	12,028,593	12,012,503
Allowance for credit losses on loans	(178,924)	(205,332)
Net loans	11,849,669	11,807,171
Premises and equipment	486,531	483,469
Foreclosed assets and other real estate owned	5,118	6,032
Interest receivable	69,357	72,990
Bank owned life insurance	448,011	445,305
Goodwill	1,147,007	1,146,007
Other intangible assets	102,748	106,235
Other assets	469,853	325,793
Total assets	$24,482,268	$24,724,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$5,223,862	$5,325,318
Interest bearing transaction accounts and savings deposits	12,105,948	11,588,770
Time deposits	2,062,612	2,452,460
Total deposits	19,392,422	19,366,548
Federal funds purchased and securities sold under agreements to repurchase	196,828	185,403
Other borrowings	1,337,243	1,337,973
Subordinated notes and debentures	384,242	384,131
Accrued interest and other liabilities	209,926	201,863
Total liabilities	21,520,661	21,475,918

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 175,000,000 shares authorized at March 31, 2022 and December 31, 2021; 112,505,555 and 112,715,444 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,125	1,127
Surplus	2,150,453	2,164,989
Undivided profits	1,136,990	1,093,270
Accumulated other comprehensive loss	(326,961)	(10,545)
Total stockholders’ equity	2,961,607	3,248,841
Total liabilities and stockholders’ equity	$24,482,268	$24,724,759

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
	(Unaudited)
INTEREST INCOME
Loans, including fees	$127,176	$146,424
Interest bearing balances due from banks and federal funds sold	649	798
Investment securities	33,712	21,573
Mortgage loans held for sale	190	639
TOTAL INTEREST INCOME	161,727	169,434

INTEREST EXPENSE
Deposits	6,817	13,179
Federal funds purchased and securities sold under agreements to repurchase	68	245
Other borrowings	4,779	4,802
Subordinated notes and debentures	4,457	4,527
TOTAL INTEREST EXPENSE	16,121	22,753

NET INTEREST INCOME	145,606	146,681
Provision for credit losses	(19,914)	1,445

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	165,520	145,236

NON-INTEREST INCOME
Wealth management fees	7,968	7,361
Service charges on deposit accounts	10,696	9,715
Other service charges and fees	1,637	1,922
Mortgage lending income	4,550	6,447
Debit and credit card fees	7,449	6,610
Bank owned life insurance income	2,706	1,523
Gain (loss) on sale of securities, net	(54)	5,471
Other income	7,266	10,500
TOTAL NON-INTEREST INCOME	42,218	49,549

NON-INTEREST EXPENSE
Salaries and employee benefits	67,906	60,340
Occupancy expense, net	10,023	9,300
Furniture and equipment expense	4,775	5,415
Other real estate and foreclosure expense	343	343
Deposit insurance	1,838	1,308
Merger related costs	1,886	233
Other operating expenses	41,646	36,063
TOTAL NON-INTEREST EXPENSE	128,417	113,002

INCOME BEFORE INCOME TAXES	79,321	81,783
Provision for income taxes	14,226	14,363

NET INCOME	65,095	67,420
Preferred stock dividends	—	13
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$65,095	$67,407
BASIC EARNINGS PER SHARE	$0.58	$0.62
DILUTED EARNINGS PER SHARE	$0.58	$0.62
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(In thousands)	2022	2021
	(Unaudited)
NET INCOME	$65,095	$67,420

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding losses arising during the period on available-for-sale securities	(465,708)	(125,717)
Less: Reclassification adjustment for realized (loss) gains included in net income	(54)	5,471
Less: Realized loss on available-for-sale securities interest rate hedges	(37,199)	—
Less: Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity	(84)	—
Other comprehensive income (loss), before tax effect	(428,371)	(131,188)

Less: Tax effect of other comprehensive loss	(111,955)	(34,286)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(316,416)	(96,902)

COMPREHENSIVE INCOME (LOSS)	$(251,321)	$(29,482)

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021

(In thousands)	March 31, 2022	March 31, 2021
	(Unaudited)
OPERATING ACTIVITIES
Net income	$65,095	$67,420
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,637	12,323
Provision for credit losses	(19,914)	1,445
(Gain) loss on sale of investments	54	(5,471)
Net accretion of investment securities and assets	(13,176)	(12,018)
Net amortization on borrowings	111	134
Stock-based compensation expense	3,941	3,852
Gain on sale of premises and equipment, net of impairment	—	(177)
Gain on sale of foreclosed assets and other real estate owned	(235)	(134)
Gain on sale of mortgage loans held for sale	(2,931)	(11,409)
Gain on sale of branches	—	(5,300)
Deferred income taxes	9,107	3,227
Income from bank owned life insurance	(2,706)	(1,534)
Originations of mortgage loans held for sale	(189,361)	(298,914)
Proceeds from sale of mortgage loans held for sale	210,442	384,046
Changes in assets and liabilities:
Interest receivable	3,633	1,237
Other assets	(19,178)	(30,187)
Accrued interest and other liabilities	(5,045)	(20,733)
Income taxes payable	9,051	(12,055)
Net cash provided by operating activities	60,525	75,752

INVESTING ACTIVITIES
Net change in loans	(22,060)	705,540
Proceeds from sale of loans	1,237	1,847
Net change in due from banks - time	25	245
Purchases of premises and equipment, net	(7,156)	(2,514)
Proceeds from sale of premises held for sale	—	1,572
Proceeds from sale of foreclosed assets held for sale	1,623	8,338
Proceeds from sale of available-for-sale securities	—	135,651
Proceeds from maturities of available-for-sale securities	194,961	185,636
Purchases of available-for-sale securities	(162,359)	(1,464,377)
Proceeds from maturities of held-to-maturity securities	17,491	4,426
Purchases of held-to-maturity securities	(44,638)	(280,043)
Proceeds from bank owned life insurance death benefits	—	573
Disposition of assets and liabilities held for sale	—	(134,166)
Net cash used in investing activities	(20,876)	(837,272)

FINANCING ACTIVITIES
Net change in deposits	25,874	1,192,740
Dividends paid on preferred stock	—	(13)
Dividends paid on common stock	(21,375)	(19,500)
Net change in other borrowed funds	(730)	(1,600)
Net change in federal funds purchased and securities sold under agreements to repurchase	11,425	23,942
Net shares (cancelled) issued under stock compensation plans	(3,575)	1,172
Shares issued under employee stock purchase plan	1,151	1,170
Repurchases of common stock	(16,055)	(3,080)
Net cash (used in) provided by financing activities	(3,285)	1,194,831

INCREASE IN CASH AND CASH EQUIVALENTS	36,364	433,311
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,650,653	3,472,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,687,017	$3,905,463
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2022 and 2021

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended March 31, 2022
Balance, December 31, 2021	$—	$1,127	$2,164,989	$(10,545)	$1,093,270	$3,248,841

Comprehensive (loss) income	—	—	—	(316,416)	65,095	(251,321)
Stock issued for employee stock purchase plan – 59,475 shares	—	1	1,150	—	—	1,151
Stock-based compensation plans, net – 244,361 shares	—	2	364	—	—	366
Stock repurchases – 513,725 shares	—	(5)	(16,050)	—	—	(16,055)
Dividends on common stock – $0.19 per share	—	—	—	—	(21,375)	(21,375)

Balance, March 31, 2022 (Unaudited)	$—	$1,125	$2,150,453	$(326,961)	$1,136,990	$2,961,607

Three Months Ended March 31, 2021
Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

Comprehensive income	—	—	—	(96,902)	67,420	(29,482)
Stock issued for employee stock purchase plan – 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net – 338,289 shares	—	2	5,022	—	—	5,024
Stock repurchases – 130,916 shares	—	(1)	(3,079)	—	—	(3,080)
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.18 per share	—	—	—	—	(19,500)	(19,500)

Balance, March 31, 2021 (Unaudited)	$767	$1,083	$2,017,188	$(37,176)	$948,913	$2,930,775

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from 197 financial centers as of March 31, 2022, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2021, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income items and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements, and actual results may differ from these estimates. Such estimates include, but are not limited to, the Company’s allowance for credit losses.

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

Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The Company formed a LIBOR Transition Team in 2020, has created standard LIBOR replacement language for new and modified loan notes, and is monitoring the remaining loans with LIBOR rates monthly to ensure progress in updating these loans with acceptable LIBOR replacement language or converting them to other interest rates. During 2021, the Company did not offer LIBOR-indexed rates on loans which it originated, although it did participate in some shared credit agreements originated by other banks subject to the Company’s determination that the LIBOR replacement language in the loan documents met the Company’s standards. Pursuant to the Joint Regulatory Statement on LIBOR transition issued in October 2021, the Company, as of January 1, 2022, is not entering into any new LIBOR-based credit agreements and is not extending, renewing, or modifying any prior LIBOR credit agreements without requiring conversion of the agreements to other interest rates. The adoption of ASU 2020-04 has not had a material impact on the Company’s financial position or results of operations.

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

Leases - In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (“ASU 2021-05”), that amends lease classification requirements for lessors. In accordance with ASU 2021-05, lessors should classify and account for a lease that have variable lease payments that do not depend on a reference index rate as an operating lease if both of the following criteria are met: i) the lease would have been classified as a sales-type lease or a direct financing lease under the previous lease classification criteria and ii) sales-type or direct financing lease classification would result in a Day 1 loss. ASU 2021-05 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU No. 2021-05 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Recently Issued Accounting Standards

Fair Value Hedging - In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (“ASU 2022-01”), which clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-12 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same method to similar hedging strategies. ASU 2022-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position and disclosures.

Credit Losses on Financial Instruments - In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings made to borrowers experiencing financial difficulty. ASU 2022-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position and disclosures.

There have been no other significant changes to the Company’s accounting policies as previously reported (disclosed) in the 2021 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

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

Prior to the acquisition, Landmark, headquartered in Collierville, Tennessee, conducted banking business from 8 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $968.8 million in assets, including approximately $789.5 million in loans (inclusive of loan discounts), and approximately $802.7 million in deposits.

Goodwill of $31.5 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Landmark acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landmark	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$27,591	$—	$27,591
Due from banks - time	100	—	100
Investment securities	114,793	(125)	114,668
Loans acquired	785,551	3,953	789,504
Allowance for credit losses on loans	(5,980)	3,621	(2,359)
Premises and equipment	9,540	(4,099)	5,441
Bank owned life insurance	21,287	—	21,287
Core deposit intangible	88	4,071	4,159
Other assets	13,036	(4,655)	8,381
Total assets acquired	$966,006	$2,766	$968,772

(In thousands)	Acquired from Landmark	Fair Value Adjustments	Fair Value
Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$110,393	$—	$110,393
Interest bearing transaction accounts and savings deposits	425,777	—	425,777
Time deposits	266,835	(334)	266,501
Total deposits	803,005	(334)	802,671
Other borrowings	47,023	—	47,023
Accrued interest and other liabilities	8,459	(3,122)	5,337
Total liabilities assumed	858,487	(3,456)	855,031
Equity	107,519	(107,519)	—
Total equity assumed	107,519	(107,519)	—
Total liabilities and equity assumed	$966,006	$(110,975)	$855,031
Net assets acquired			113,741
Purchase price			145,195
Goodwill			$31,454

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

Prior to the acquisition, Triumph, headquartered in Memphis, Tennessee, conducted banking business through its subsidiary bank, Triumph Bank, from 6 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $846.9 million in assets, including approximately $698.8 million in loans (inclusive of loan discounts), and approximately $719.7 million in deposits.

Goodwill of $40.2 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Triumph acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Triumph	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$7,484	$—	$7,484
Due from banks - time	495	—	495
Investment securities	130,571	(1,116)	129,455
Loans acquired	702,460	(3,674)	698,786
Allowance for credit losses on loans	(12,617)	1,525	(11,092)
Premises and equipment	2,774	484	3,258
Goodwill	1,550	(1,550)	—
Core deposit intangible	—	5,136	5,136
Other assets	12,806	594	13,400
Total assets acquired	845,523	1,399	846,922

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$115,729	$—	$115,729
Interest bearing transaction accounts and savings deposits	383,434	—	383,434
Time deposits	219,477	1,094	220,571
Total deposits	718,640	1,094	719,734
Other borrowings	2,854	—	2,854
Subordinated debentures	30,700	—	30,700
Accrued interest and other liabilities	2,882	455	3,337
Total liabilities assumed	755,076	1,549	756,625
Equity	90,446	(90,446)	—
Total equity assumed	90,446	(90,446)	—
Total liabilities and equity assumed	$845,522	$(88,897)	$756,625
Net assets acquired			90,297
Purchase price			130,544
Goodwill			$40,247

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

Spirit of Texas Bancshares, Inc. (Subsequent Event)

On November 19, 2021, the Company announced that it had entered into an Agreement and Plan of Merger (“Spirit Agreement”) with Spirit of Texas Bancshares, Inc. (“Spirit”), headquartered in Conroe, Texas, to acquire Spirit, including its wholly-owned bank subsidiary, Spirit of Texas Bank SSB. The merger was completed on April 8, 2022, at which time Spirit was merged with and into the Company, with the Company continuing as the surviving corporation. Pursuant to the terms of the Spirit Agreement, holders of Spirit’s common stock and common stock equivalents received, in the aggregate, 18,275,074 shares of the Company’s common stock and $1,393,508.24 in cash.

Prior to the acquisition, Spirit conducted banking business from 35 branches located primarily in the Texas Triangle - consisting of Dallas-Fort Worth, Houston, San Antonio and Austin metropolitan areas - with additional locations in the Bryan-College Station, Corpus Christi and Tyler metropolitan areas, along with offices in North Central and South Texas. As of March 31, 2022, Spirit had approximately $3.22 billion in assets, $2.38 billion in loans and $2.74 billion in deposits.

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

During the quarter ended September 30, 2021, the Company transferred, at fair value, $500.8 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related remaining net unrealized gains of $918,000 in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

March 31, 2022
U.S. Government agencies	$232,670	$—	$232,670	$—	$(31,510)	$201,160
Mortgage-backed securities	112,496	—	112,496	1	(7,552)	104,945
State and political subdivisions	1,195,744	(1,285)	1,194,459	384	(209,191)	985,652
Other securities	17,292	(92)	17,200	—	(1,899)	15,301
Total HTM	$1,558,202	$(1,377)	$1,556,825	$385	$(250,152)	$1,307,058

December 31, 2021
U.S. Government agencies	$232,609	$—	$232,609	$—	$(7,914)	$224,695
Mortgage-backed securities	70,342	—	70,342	232	(1,425)	69,149
State and political subdivisions	1,210,248	(1,197)	1,209,051	6,166	(8,462)	1,206,755
Other securities	17,301	(82)	17,219	—	(440)	16,779
Total HTM	$1,530,500	$(1,279)	$1,529,221	$6,398	$(18,241)	$1,517,378

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of March 31, 2022, HTM MBS consists of $4.4 million and $108.1 million of commercial MBS and residential MBS, respectively. As of December 31, 2021, HTM MBS consists of $4.9 million and $65.5 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

March 31, 2022
U.S. Treasury	$—	$—	$—	$—	$—
U.S. Government agencies	367,730	—	239	(34,738)	333,231
Mortgage-backed securities	4,378,489	—	138	(212,519)	4,166,108
State and political subdivisions	1,812,534	—	2,727	(161,567)	1,653,694
Other securities	511,829	—	2,309	(27,102)	487,036
Total AFS	$7,070,582	$—	$5,413	$(435,926)	$6,640,069

December 31, 2021
U.S. Treasury	$300	$—	$—	$—	$300
U.S. Government agencies	374,754	—	495	(10,608)	364,641
Mortgage-backed securities	4,485,548	—	6,307	(43,239)	4,448,616
State and political subdivisions	1,791,097	—	30,556	(1,995)	1,819,658
Other securities	479,162	—	6,647	(5,479)	480,330
Total AFS	$7,130,861	$—	$44,005	$(61,321)	$7,113,545

As of March 31, 2022, AFS MBS consists of $1.46 billion and $2.70 billion of commercial MBS and residential MBS, respectively. As of December 31, 2021, AFS MBS consists of $1.53 billion and $2.92 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at March 31, 2022 was $7.9 million and $23.1 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of March 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Government agencies	$94,352	$(4,576)	$211,178	$(30,162)	$305,530	$(34,738)
Mortgage-backed securities	2,377,428	(115,730)	1,141,855	(96,789)	3,519,283	(212,519)
State and political subdivisions	1,337,236	(118,017)	152,722	(43,550)	1,489,958	(161,567)
Other securities	278,514	(13,127)	97,325	(13,975)	375,839	(27,102)
Total AFS	$4,087,530	$(251,450)	$1,603,080	$(184,476)	$5,690,610	$(435,926)

As of March 31, 2022, the Company’s investment portfolio included $6.64 billion of AFS securities, of which $5.69 billion, or 85.7%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three months ended March 31, 2022 and 2021 on the Company’s HTM and AFS securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2022
Held-to-maturity
Beginning balance, January 1, 2022	$1,197	$82	$1,279
Provision for credit loss expense	—	—	—
Securities charged-off	—	—	—
Recoveries	88	10	98
Ending balance, March 31, 2022	$1,285	$92	$1,377

Three Months Ended March 31, 2021
Held-to-maturity
Beginning balance, January 1, 2021	$2,307	$608	$2,915
Provision for credit loss expense	(1,265)	568	(697)
Securities charged off	—	(600)	(600)
Ending balance, March 31, 2021	$1,042	$576	$1,618

Available-for-sale
Beginning balance, January 1, 2021	$217	$95	$312
Credit losses on securities not previously recorded	61	2,237	2,298
Reduction due to sales	—	(11)	(11)
Net decrease in allowance on previously impaired securities	(214)	69	(145)
Ending balance, March 31, 2021	$64	$2,390	$2,454

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to AFS securities recorded in the first quarter of 2022. During the three months ended March 31, 2021, the provision for credit losses related to AFS securities was $2.1 million.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2022:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$128,763	$114,741	$—	$243,504	$—
Aa/AA	479,331	305,542	—	784,873	—
A	42,708	89,299	—	132,007	17,292
Baa/BBB	—	13,540	—	13,540	—
Not Rated	6,182	15,638	—	21,820
Total	$656,984	$538,760	$—	$1,195,744	$17,292

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

Income earned on securities for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Taxable:
Held-to-maturity	$1,912	$513
Available-for-sale	16,236	9,607

Non-taxable:
Held-to-maturity	6,102	2,004
Available-for-sale	9,462	9,449
Total	$33,712	$21,573

The amortized cost and estimated fair value by maturity of securities as of March 31, 2022 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$4,331	$4,355	$6,564	$6,560
After one through five years	4,213	4,291	65,960	64,934
After five through ten years	28,026	24,759	559,472	530,695
After ten years	1,409,136	1,168,709	2,059,481	1,871,156
Securities not due on a single maturity date	112,496	104,944	4,378,489	4,166,108
Other securities (no maturity)	—	—	616	616
Total	$1,558,202	$1,307,058	$7,070,582	$6,640,069

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.66 billion at March 31, 2022 and $3.88 billion at December 31, 2021.

There were approximately $37,000 of gross realized gains and $91,000 of gross realized losses from the sale and calls of securities during the three months ended March 31, 2022. There were approximately $5.5 million of gross realized gains and $13,000 of gross realized losses from the sale of securities during the three months ended March 31, 2021. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2022 and 2021.

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

As of March 31, 2022, there were no outstanding other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2022, the Company’s loan portfolio was $12.03 billion, compared to $12.01 billion at December 31, 2021. The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$184,372	$187,052
Other consumer	180,602	168,318
Total consumer	364,974	355,370
Real Estate:
Construction and development	1,423,445	1,326,371
Single family residential	2,042,978	2,101,975
Other commercial	5,762,567	5,738,904
Total real estate	9,228,990	9,167,250
Commercial:
Commercial	2,016,405	1,992,043
Agricultural	150,465	168,717
Total commercial	2,166,870	2,160,760
Other	267,759	329,123
Total loans	$12,028,593	$12,012,503

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $16.7 million and $21.5 million at March 31, 2022 and December 31, 2021, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $38.4 million and $39.8 million at March 31, 2022 and December 31, 2021, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the CARES Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of March 31, 2022 and December 31, 2021, the total outstanding balance of PPP loans was $61.9 million and $116.7 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$435	$377
Other consumer	358	381
Total consumer	793	758
Real estate:
Construction and development	1,746	2,296
Single family residential	20,060	19,268
Other commercial	27,521	26,953
Total real estate	49,327	48,517
Commercial:
Commercial	13,726	18,774
Agricultural	247	152
Total commercial	13,973	18,926
Other	3	3
Total	$64,096	$68,204

As of March 31, 2022 and December 31, 2021, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $9.3 million and $14.5 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2022
Consumer:
Credit cards	$840	$362	$1,202	$183,170	$184,372	$238
Other consumer	1,083	92	1,175	179,427	180,602	—
Total consumer	1,923	454	2,377	362,597	364,974	238
Real estate:
Construction and development	426	118	544	1,422,901	1,423,445	—
Single family residential	18,273	8,546	26,819	2,016,159	2,042,978	—
Other commercial	5,677	11,743	17,420	5,745,147	5,762,567	—
Total real estate	24,376	20,407	44,783	9,184,207	9,228,990	—
Commercial:
Commercial	4,707	8,082	12,789	2,003,616	2,016,405	2
Agricultural	110	199	309	150,156	150,465	—
Total commercial	4,817	8,281	13,098	2,153,772	2,166,870	2
Other	17	3	20	267,739	267,759	—
Total	$31,133	$29,145	$60,278	$11,968,315	$12,028,593	$240

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2021
Consumer:
Credit cards	$847	$413	$1,260	$185,792	$187,052	$247
Other consumer	1,149	130	1,279	167,039	168,318	—
Total consumer	1,996	543	2,539	352,831	355,370	247
Real estate:
Construction and development	114	504	618	1,325,753	1,326,371	—
Single family residential	11,313	9,398	20,711	2,081,264	2,101,975	102
Other commercial	2,474	12,268	14,742	5,724,162	5,738,904	—
Total real estate	13,901	22,170	36,071	9,131,179	9,167,250	102
Commercial:
Commercial	4,812	10,074	14,886	1,977,157	1,992,043	—
Agricultural	13	117	130	168,587	168,717	—
Total commercial	4,825	10,191	15,016	2,145,744	2,160,760	—
Other	—	3	3	329,120	329,123	—
Total	$20,722	$32,907	$53,629	$11,958,874	$12,012,503	$349

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

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
March 31, 2022
Real estate:
Single-family residential	23	$2,238	14	$1,167	37	$3,405
Other commercial	1	760	1	46	2	806
Total real estate	24	2,998	15	1,213	39	4,211
Commercial:
Commercial	2	426	2	1,405	4	1,831
Total commercial	2	426	2	1,405	4	1,831
Total	26	$3,424	17	$2,618	43	$6,042

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2021
Real estate:
Single-family residential	28	$3,087	14	$1,196	42	$4,283
Other commercial	1	766	2	48	3	814
Total real estate	29	3,853	16	1,244	45	5,097
Commercial:
Commercial	2	436	2	1,406	4	1,842
Total commercial	2	436	2	1,406	4	1,842
Total	31	$4,289	18	$2,650	49	$6,939

There were no loans restructured as TDRs during the three month periods ended March 31, 2022 and 2021.

Additionally, there were no loans considered TDRs for which a payment default occurred during the three months ended March 31, 2022 and 2021. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which Other Real Estate Owned (“OREO”) was received in full or partial satisfaction of the loans during the three month periods ended March 31, 2022 or 2021. At March 31, 2022 and December 31, 2021, the Company had $1,143,000 and $1,806,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2022 and December 31, 2021, the Company had $647,000 and $831,000, respectively, of OREO secured by residential real estate properties.

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

The Company uses a dual risk rating scale that utilizes quantitative models and qualitative factors (“score cards”) to assist in determining the appropriate risk rating for its commercial loans. This dual risk rating methodology incorporates a “probability of default” analysis which utilizes quantified metrics such as loan terms and financial performance, as well as a “loss given default” analysis which utilizes collateral values and economics of the market, among other attributes. Model outputs are reviewed and analyzed to ensure the projected risk levels are commensurate with underwriting and credit leader expectations. The risk rating scale includes Probability of Default levels of 1 – 16 and Loss Given Default levels of A – I. The scale allows for more granular recognition of risk and diversification of grading among traditional Pass grades.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of March 31, 2022, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022 (YTD)	2021	2020	2019	2018	2017 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$183,170	$—	$183,170
30-89 days past due	—	—	—	—	—	—	840	—	840
90+ days past due	—	—	—	—	—	—	362	—	362
Total consumer - credit cards	—	—	—	—	—	—	184,372	—	184,372
Consumer - other
Delinquency:
Current	79,761	43,528	18,213	8,773	5,164	6,467	17,517	4	179,427
30-89 days past due	15	476	122	90	83	245	52	—	1,083
90+ days past due	—	31	7	9	3	42	—	—	92
Total consumer - other	79,776	44,035	18,342	8,872	5,250	6,754	17,569	4	180,602
Real estate - C&D
Risk rating:
Pass	36,921	83,202	84,969	21,988	12,221	10,831	1,166,464	3,694	1,420,290
Special mention	—	—	—	265	—	46	—	—	311
Substandard	1,066	184	52	15	35	123	1,369	—	2,844
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	37,987	83,386	85,021	22,268	12,256	11,000	1,167,833	3,694	1,423,445
Real estate - SF residential
Delinquency:
Current	94,349	432,131	331,902	154,549	217,889	519,907	263,355	2,077	2,016,159
30-89 days past due	52	2,445	3,040	2,010	1,348	8,189	1,189	—	18,273
90+ days past due	141	223	502	775	801	5,517	587	—	8,546
Total real estate - SF residential	94,542	434,799	335,444	157,334	220,038	533,613	265,131	2,077	2,042,978
Real estate - other commercial
Risk rating:
Pass	512,084	1,559,457	917,510	295,515	176,517	579,079	1,317,696	19,730	5,377,588
Special mention	31,411	11,572	51,706	1,241	1,635	9,511	65,879	—	172,955
Substandard	4,895	67,793	49,225	3,416	3,000	30,247	53,448	—	212,024
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	548,390	1,638,822	1,018,441	300,172	181,152	618,837	1,437,023	19,730	5,762,567
Commercial
Risk rating:
Pass	171,244	416,875	204,615	57,498	43,756	75,701	1,002,977	2,848	1,975,514
Special mention	3,718	1,373	1,808	112	12	1,038	3,803	—	11,864
Substandard	451	6,913	4,337	1,540	1,083	2,899	11,603	201	29,027
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	175,413	425,161	210,760	59,150	44,851	79,638	1,018,383	3,049	2,016,405
Commercial - agriculture
Risk rating:
Pass	12,418	31,654	16,797	7,300	2,234	1,987	76,716	1,059	150,165
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	79	—	68	39	1	113	—	300
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	12,418	31,733	16,797	7,368	2,273	1,988	76,829	1,059	150,465
Other
Delinquency:
Current	28	24,198	4,616	1,170	22,241	11,612	203,874	—	267,739
30-89 days past due	—	—	—	17	—	—	—	—	17
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	28	24,198	4,616	1,187	22,241	11,615	203,874	—	267,759
Total	$948,554	$2,682,134	$1,689,421	$556,351	$488,061	$1,263,445	$4,371,014	$29,613	$12,028,593

The following table presents a summary of loans by credit quality indicator, as of December 31, 2021, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$185,792	$—	$185,792
30-89 days past due	—	—	—	—	—	—	847	—	847
90+ days past due	—	—	—	—	—	—	413	—	413
Total consumer - credit cards	—	—	—	—	—	—	187,052	—	187,052
Consumer - other
Delinquency:
Current	97,830	21,885	11,712	6,756	5,416	3,833	19,607	—	167,039
30-89 days past due	265	121	164	49	219	156	175	—	1,149
90+ days past due	23	23	28	21	13	22	—	—	130
Total consumer - other	98,118	22,029	11,904	6,826	5,648	4,011	19,782	—	168,318
Real estate - C&D
Risk rating:
Pass	74,813	83,729	28,803	17,349	8,505	9,319	1,074,617	20,285	1,317,420
Special mention	—	—	270	—	—	47	—	—	317
Substandard	191	77	16	54	324	423	5,598	1,951	8,634
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	75,004	83,806	29,089	17,403	8,829	9,789	1,080,215	22,236	1,326,371
Real estate - SF residential
Delinquency:
Current	419,605	335,788	185,190	260,037	193,110	421,957	256,155	9,422	2,081,264
30-89 days past due	1,061	883	1,662	791	1,077	4,360	1,479	—	11,313
90+ days past due	27	561	507	1,199	1,358	5,104	570	72	9,398
Total real estate - SF residential	420,693	337,232	187,359	262,027	195,545	431,421	258,204	9,494	2,101,975
Real estate - other commercial
Risk rating:
Pass	1,349,746	807,701	375,824	267,696	476,029	537,493	1,409,099	164,856	5,388,444
Special mention	28,151	30,981	2,799	6,650	39,361	4,801	38,638	1,608	152,989
Substandard	28,137	10,186	5,243	10,806	30,060	27,107	53,860	32,072	197,471
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,406,034	848,868	383,866	285,152	545,450	569,401	1,501,597	198,536	5,738,904
Commercial
Risk rating:
Pass	455,499	187,517	80,486	57,437	36,529	57,099	1,004,971	41,885	1,921,423
Special mention	670	2,482	1,066	189	261	2,770	8,500	10,499	26,437
Substandard	3,436	18,381	4,397	1,196	578	850	8,242	7,103	44,183
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	459,605	208,380	85,949	58,822	37,368	60,719	1,021,713	59,487	1,992,043
Commercial - agriculture
Risk rating:
Pass	32,780	20,230	10,253	3,646	2,364	459	98,245	327	168,304
Special mention	—	—	—	—	—	—	—	—	—
Substandard	191	25	27	53	22	3	23	69	413
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	32,971	20,255	10,280	3,699	2,386	462	98,268	396	168,717
Other
Delinquency:
Current	24,247	4,740	1,236	22,438	6,692	5,578	264,189	—	329,120
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	24,247	4,740	1,236	22,438	6,692	5,581	264,189	—	329,123
Total	$2,516,672	$1,525,310	$709,683	$656,367	$801,918	$1,081,384	$4,431,020	$290,149	$12,012,503

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $100.0 million and $47.1 million as of March 31, 2022 and December 31, 2021, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
March 31, 2022
Construction and development	$1,369	$—	$1,369
Single family residential	1,947	—	1,947
Other commercial real estate	87,804	—	87,804
Commercial	—	8,877	8,877
Total	$91,120	$8,877	$99,997

December 31, 2021
Construction and development	$2,489	$—	$2,489
Single family residential	1,838	—	1,838
Other commercial real estate	32,849	—	32,849
Commercial	—	9,913	9,913
Total	$37,176	$9,913	$47,089

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Provision for credit loss expense	(2,519)	(17,822)	(447)	874	(19,914)
Charge-offs	(6,319)	(485)	(920)	(414)	(8,138)
Recoveries	557	426	274	387	1,644
Net charge-offs	(5,762)	(59)	(646)	(27)	(6,494)
Ending balance, March 31, 2022	$9,177	$161,389	$2,894	$5,464	$178,924

Activity in the allowance for credit losses for the three months ended March 31, 2021 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2021
Beginning balance, January 1, 2020 - prior to adoption of CECL	$42,093	$182,868	$7,472	$5,617	$238,050
Provision for credit loss expense	(6,940)	14,242	(4,587)	(2,715)	—
Charge-offs	(859)	(1,687)	(1,003)	(702)	(4,251)
Recoveries	320	403	290	304	1,317
Net charge-offs	(539)	(1,284)	(713)	(398)	(2,934)
Ending balance, March 31, 2021	$34,614	$195,826	$2,172	$2,504	$235,116

As of March 31, 2022, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. Provision expense was recaptured for the three months ended March 31, 2022 based upon improved asset credit quality metrics combined with improved Moody’s economic modeling scenarios.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of March 31, 2022 and December 31, 2021 was $22.4 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three months ended March 31, 2022 and 2021, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Provision for credit losses related to:
Loans	$(19,914)	$—
Unfunded commitments	—	—
Securities - HTM	—	(697)
Securities - AFS	—	2,142
Total	$(19,914)	$1,445

Purchased Credit Deteriorated (“PCD”) Loans

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of March 31, 2022 and December 31, 2021 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Right-of-use lease assets	$52,912	$48,855
Lease liabilities	53,533	49,321

Weighted average remaining lease term	8.43 years	7.96 years
Weighted average discount rate	1.75%	2.00%

Operating lease cost, classified in occupancy expense, for the three month periods ended March 31, 2022 and 2021 was $3.2 million and $2.8 million, respectively.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Right-of-use lease assets	$52,912	$48,855
Premises and equipment:
Land	101,444	101,728
Buildings and improvements	320,024	320,844
Furniture, fixtures and equipment	107,739	107,122
Software	67,175	66,947
Construction in progress	15,570	9,117
Accumulated depreciation and amortization	(178,333)	(171,144)
Total premises and equipment, net	$486,531	$483,469

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.1 billion at March 31, 2022 and December 31, 2021. Goodwill increased $1.0 million during the quarter ended March 31, 2022 due to the continued assessment of the fair value and assumed tax position of the Landmark and Triumph acquisitions.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Core deposit premiums:
Balance, beginning of year	$93,862	$97,363
Acquisitions(1)	—	9,295
Disposition of intangible asset(2)	—	(674)
Amortization	(3,144)	(12,122)
Balance, end of period	90,718	93,862
Books of business and other intangibles:
Balance, beginning of year	12,373	13,747
Amortization	(343)	(1,374)
Balance, end of period	12,030	12,373
Total other intangible assets, net	$102,748	$106,235
_________________________
(1)    Core deposit premiums of $5.1 million and $4.2 million were recorded during 2021 as part of the Triumph and Landmark acquisitions, respectively. See Note 2, Acquisitions, for additional information on acquisitions completed in 2021.
(2)    Adjustments recorded for the premiums on certain deposit liabilities associated with the sale of banking operations.

The carrying basis and accumulated amortization of the Company’s other intangible assets at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Core deposit premiums:
Gross carrying amount	$153,496	$153,496
Accumulated amortization	(62,778)	(59,634)
Core deposit premiums, net	90,718	93,862
Books of business and other intangibles:
Gross carrying amount	19,937	19,937
Accumulated amortization	(7,907)	(7,564)
Books of business and other intangibles, net	12,030	12,373
Total other intangible assets, net	$102,748	$106,235

The Company’s estimated remaining amortization expense on other intangible assets as of March 31, 2022 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2022	$10,408
	2023	13,612
	2024	12,709
	2025	10,125
	2026	9,652
	Thereafter	46,242
	Total	$102,748

NOTE 9: TIME DEPOSITS

Time deposits included approximately $541.5 million and $784.9 million of certificates of deposit over $250,000 at March 31, 2022 and December 31, 2021, respectively. Brokered time deposits were $890.9 million and $466.0 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Income taxes currently payable	$5,119	$11,136
Deferred income taxes	9,107	3,227
Provision for income taxes	$14,226	$14,363

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Loans acquired	$4,334	$4,832
Allowance for credit losses	42,112	48,462
Valuation of foreclosed assets	628	628
Tax NOLs from acquisition	13,287	13,537
Deferred compensation payable	3,559	3,426
Accrued equity and other compensation	4,477	5,776
Acquired securities	177	223
Right-of-use lease liability	13,007	11,984
Unrealized loss on AFS securities	115,121	8,164
Allowance for unfunded commitments	5,442	5,442
Other	6,410	7,202
Gross deferred tax assets	208,554	109,676
Deferred tax liabilities:
Goodwill and other intangible amortization	(37,828)	(38,329)
Accumulated depreciation	(26,176)	(26,347)
Right-of-use lease asset	(12,856)	(11,871)
Unrealized gain on AFS securities	—	—
Unrealized gain on swaps	(12,489)	(2,767)
Other	(4,044)	(3,718)
Gross deferred tax liabilities	(93,393)	(83,032)

Net deferred tax asset	$115,161	$26,644

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Computed at the statutory rate (21%)	$16,657	$17,172
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,125	1,890
Stock-based compensation	(202)	103
Tax exempt interest income	(3,403)	(2,510)
Tax exempt earnings on BOLI	(425)	(241)
Federal tax credits	(588)	(590)
Other differences, net	1,062	(1,461)
Actual tax provision	$14,226	$14,363

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $57.7 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $178.8 million and $170.4 million at March 31, 2022 and December 31, 2021, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2022
Repurchase agreements:
U.S. Government agencies	$178,828	$—	$—	$—	$178,828

December 31, 2021
Repurchase agreements:
U.S. Government agencies	$170,403	$—	$—	$—	$170,403

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2022 and December 31, 2021 consisted of the following components:

	March 31,	December 31,
(In thousands)	2022	2021
Other Borrowings
FHLB advances, net of discount, due 2022 to 2035, 0.23% to 7.37% secured by real estate loans	$1,305,812	$1,306,143
Other long-term debt	31,431	31,830
Total other borrowings	1,337,243	1,337,973

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Trust preferred securities, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,368	25,329
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,046	3,041
Unamortized debt issuance costs	(1,494)	(1,561)
Total subordinated notes and debentures	384,242	384,131
Total other borrowings and subordinated debt	$1,721,485	$1,722,104

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

The Company had total FHLB advances of $1.31 billion at March 31, 2022 and December 31, 2021, of which $1.30 billion are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at March 31, 2022 have original maturity dates of ten years to fifteen years with lockout periods that have expired. The Company expects the FHLB’s option to terminate the FOTO advances prior to stated maturity dates will not be exercised due to the current low interest rate environment. The possibility of the FHLB exercising the options is continually analyzed by the Company along with the market expected rate outcome. At March 31, 2022, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $5.0 billion and the Company had approximately $3.6 billion of additional advances available from the FHLB.

The trust preferred securities are tax-advantaged issues that qualify for inclusion as Tier 2 capital at March 31, 2022. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at March 31, 2022, are as follows:

Year	(In thousands)
Remainder of 2022	$1,342
2023	1,796
2024	2,412
2025	4,882
2026	1,877
Thereafter	1,709,176
Total	$1,721,485

NOTE 13: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings incidental to the conduct of our business, including proceedings based on breach of contract claims, lender liability claims, and other ordinary-course claims, some of which seek substantial relief or damages.

On May 22, 2019, Danny Walkingstick and Whitnye Fort filed a putative class action complaint against Simmons Bank in the United States District Court for the Western District of Missouri. The operative complaint alleges that Simmons Bank improperly charges overdraft fees on transactions that did not actually overdraw customers’ accounts by utilizing the checking account’s “available balance” to assess overdraft fees instead of the “ledger balance.” Plaintiffs’ claims include breach of contract and unjust enrichment, and they seek to represent a proposed class of all Simmons Bank checking account customers who were assessed an overdraft fee on a transaction that purportedly did not overdraw the account. Plaintiffs seek unspecified damages, costs, attorneys’ fees, pre- and post-judgment interest, and other relief as the Court deems proper for themselves and the putative class. Simmons Bank denies the allegations but has entered into a settlement agreement and release with the plaintiffs on behalf of themselves and the proposed class to resolve this matter, subject to the court’s approval. The settlement is not expected to have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

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

NOTE 14: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. As of March 31, 2022, the aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

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

On April 27,2022, shareholder of the Company approved an increase in the number of authorized shares of its Class A common stock from 175,000,000 to 350,000,000.

Effective July 23, 2021, the Company’s Board of Directors approved an amendment to the Company’s stock repurchase program originally established in October 2019 (“2019 Program”) that increased the amount of the Company’s Class A common stock that may be repurchased under the 2019 Program from a maximum of $180 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022 (unless terminated sooner).

During the three month period ended March 31, 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program. The Company repurchased 130,916 shares at an average price of $23.53 per share under the 2019 Program during the three months ended March 31, 2021.

During January 2022, the Company substantially exhausted the remaining capacity under the 2019 Program. As a result, the Company’s Board of Directors authorized a new stock repurchase program in January 2022 (the “2022 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2022 Program will terminate on January 31, 2024 (unless terminated sooner).

Under the 2022 Program, which replaced the 2019 Program, the Company may repurchase shares of its common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2022 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The 2022 Program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. The Company anticipates funding for this 2022 Program to come from available sources of liquidity, including cash on hand and future cash flow. As of March 31, 2022, the Company had not repurchased any shares under the 2022 Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases.

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At March 31, 2022, Simmons Bank had approximately $176.5 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of March 31, 2022, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 13.52% at March 31, 2022.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the three months ended March 31, 2022:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2022	473	$22.50	2	$22.20	1,111	$26.49
Granted	—	—	—	—	403	15.99
Stock options exercised	(1)	20.36	—	—	—	—
Stock awards/units vested (earned)	—	—	(2)	22.20	(294)	26.66
Forfeited/expired	—	—	—	—	(26)	21.28

Balance, March 31, 2022	472	$22.50	—	$—	1,194	$23.03

Exercisable, March 31, 2022	472	$22.50

The following table summarizes information about stock options under the plans outstanding at March 31, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$10.65	—	$10.65	3	0.83	$10.65	3	$10.65
20.29	—	20.29	47	2.75	20.29	47	20.29
22.20	—	22.20	51	2.98	22.20	51	22.20
22.75	—	22.75	293	3.36	22.75	293	22.75
23.51	—	23.51	71	3.81	23.51	71	23.51
24.07	—	24.07	7	3.46	24.07	7	24.07
$10.65	—	$24.07	472	3.31	$22.50	472	$22.50

The table below summarizes the Company’s performance stock unit activity for the three months ended March 31, 2022:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2022	257
Granted	174
Vested (earned)	(74)
Forfeited	(7)
Non-vested, March 31, 2022	350

Stock-based compensation expense was $3.9 million during both three month periods ended March 31, 2022 and 2021. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2022. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $18.2 million at March 31, 2022. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.9 years.

The intrinsic value of stock options outstanding and stock options exercisable at March 31, 2022 was $1.8 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $26.22 as of March 31, 2022, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the three months ended March 31, 2022, while the total intrinsic value of stock options exercised during the three months ended March 31, 2021, was $1.2 million.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2022 and 2021.

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

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net income available to common stockholders	$65,095	$67,407

Average common shares outstanding	112,439	108,210
Average potential dilutive common shares	588	445
Average diluted common shares	113,027	108,655

Basic earnings per share	$0.58	$0.62
Diluted earnings per share	$0.58	$0.62

There were no stock options excluded from the earnings per share calculation for the three months ended March 31, 2022 and 2021 due to the average market price exceeding the related stock option exercise price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2022	2021
Interest paid	$12,901	$19,264
Income taxes (refunded) paid	(363)	(366)
Transfers of loans to foreclosed assets held for sale	474	979
Transfers of assets held for sale to other assets	100	—

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three months ended March 31, 2022 and 2021 was $7.3 million and $10.5 million, respectively. During the three month period ended March 31, 2021, the Company recognized a gain on sale of $5.3 million related to the sale of banking operations and bank branches.

Other operating expenses consisted of the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
Professional services	$5,446	$5,247
Postage	2,126	2,370
Telephone	1,558	1,632
Credit card expense (1)	2,706	2,331
Marketing	6,140	3,153
Software and technology	10,147	10,251
Operating supplies	698	570
Amortization of intangibles	3,486	3,344
Branch right sizing expense	909	625
Other expense	8,430	6,540
Total other operating expenses	$41,646	$36,063
_________________________
(1)    During 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.

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

At March 31, 2022, the Company had outstanding commitments to extend credit aggregating approximately $689.4 million and $3.78 billion for credit card commitments and other loan commitments, respectively. At December 31, 2021, the Company had outstanding commitments to extend credit aggregating approximately $685.3 million and $3.41 billion for credit card commitments and other loan commitments, respectively.

As of March 31, 2022, the Company had outstanding commitments to originate fixed rate-rate mortgage loans of approximately $96.7 million. At December 31, 2021, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $108.5 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $39.4 million and $37.7 million at March 31, 2022, and December 31, 2021, respectively, with terms ranging from 9 months to 15 years. At March 31, 2022 and December 31, 2021, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $59.3 million and $59.1 million at March 31, 2022 and December 31, 2021, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2022 and December 31, 2021, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	333,231	—	333,231	—
Mortgage-backed securities	4,166,108	—	4,166,108	—
State and political subdivisions	1,653,694	—	1,653,694	—
Other securities	487,036	—	487,036	—
Mortgage loans held for sale	18,206	—	—	18,206
Derivative asset	57,707	—	57,707	—
Derivative liability	(10,554)	—	(10,554)	—

December 31, 2021
Available-for-sale securities
U.S. Treasury	$300	$300	$—	$—
U.S. Government agencies	364,641	—	364,641	—
Mortgage-backed securities	4,448,616	—	4,448,616	—
States and political subdivisions	1,819,658	—	1,819,658	—
Other securities	480,330	—	480,330	—
Mortgage loans held for sale	36,356	—	—	36,356
Derivative asset	25,852	—	25,852	—
Derivative liability	(15,443)	—	(15,443)	—

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Individually assessed loans (1) (2) (collateral-dependent)	$92,039	$—	$—	$92,039
Foreclosed assets and other real estate owned (1)	278	—	—	278

December 31, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$47,089	$—	$—	$47,089
Foreclosed assets and other real estate owned (1)	4,875	—	—	4,875
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $10,664,000 and $4,214,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2022 and December 31, 2021, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2022
Financial assets:
Cash and cash equivalents	$1,687,017	$1,687,017	$—	$—	$1,687,017
Interest bearing balances due from banks - time	1,857	—	1,857	—	1,857
Held-to-maturity securities, net	1,556,825	—	1,307,058	—	1,307,058
Interest receivable	69,357	—	69,357	—	69,357
Loans, net	11,849,669	—	—	11,897,022	11,897,022

Financial liabilities:
Non-interest bearing transaction accounts	5,223,862	—	5,223,862	—	5,223,862
Interest bearing transaction accounts and savings deposits	12,105,948	—	12,105,948	—	12,105,948
Time deposits	2,062,612	—	—	2,041,775	2,041,775
Federal funds purchased and securities sold under agreements to repurchase	196,828	—	196,828	—	196,828
Other borrowings	1,337,243	—	1,353,902	—	1,353,902
Subordinated notes and debentures	384,242	—	387,031	—	387,031
Interest payable	9,979	—	9,979	—	9,979

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,650,653	$1,650,653	$—	$—	$1,650,653
Interest bearing balances due from banks - time	1,882	—	1,882	—	1,882
Held-to-maturity securities, net	1,529,221	—	1,517,378	—	1,517,378
Interest receivable	72,990	—	72,990	—	72,990
Loans, net	11,807,171	—	—	11,922,735	11,922,735

Financial liabilities:
Non-interest bearing transaction accounts	5,325,318	—	5,325,318	—	5,325,318
Interest bearing transaction accounts and savings deposits	11,588,770	—	11,588,770	—	11,588,770
Time deposits	2,452,460	—	—	2,451,055	2,451,055
Federal funds purchased and securities sold under agreements to repurchase	185,403	—	185,403	—	185,403
Other borrowings	1,337,973	—	1,393,711	—	1,393,711
Subordinated notes and debentures	384,131	—	394,464	—	394,464
Interest payable	6,759	—	6,759	—	6,759

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				March 31, 2022		December 31, 2021
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$47,163	$1,001,715	$10,524

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Investment securities - Available-for-sale	$914,706	$1,063,173	$47,163	$10,524

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	March 31, 2022		December 31, 2021
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$321,796	$10,544	$318,428	$15,328
Derivative liabilities	325,265	10,554	321,985	15,443

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $36.9 million as of March 31, 2022.

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

The outstanding notional value as of March 31, 2022 for energy hedging Customer Sell to Company swaps were $13.1 million and the corresponding Company Sell to Dealer swaps were $13.1 million and the corresponding net fair value of the derivative asset and derivative liability was $150,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of March 31, 2022, and the related condensed consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2022

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. An update to Item 303(c) of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding fiscal year. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021. Management has elected to present sequential quarterly analysis as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Additionally, in the first filing after the adoption of these rule changes, we are required to present results in both the historic presentation and the new revised presentation formats. Accordingly, we have compared our results of operations for the three months ended March 31, 2022 to our results of operations for the three months ended December 31, 2021 and March 31, 2021, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations..

OVERVIEW

Net income for the first three months of 2022 was $65.1 million, or $0.58 diluted earnings per share, compared to net income of $48.2 million, or $0.42 diluted earnings per share and $67.4 million, or $0.62 diluted earnings per share, for the three months ended December 31, 2021 and March 31, 2021, respectively. Included in each comparative quarter’s results were non-core items related to our acquisitions and branch right sizing initiatives. In addition, gains associated with the sale of branch operations were included in the results for the first three months of 2021. Excluding these non-core items, core earnings for the three months ended March 31, 2022 were $67.2 million, an increase of $7.7 million as compared to the preceding sequential fiscal quarter, and an increase of $3.2 million compared to the same period in the prior year. Core diluted earnings per share for the first three months of 2022 were $0.59 compared to $0.52 and $0.59 for the three months ended December 31, 2021, and March 31, 2021, respectively.

In November 2021, we announced the Company had entered into the Spirit Agreement with Spirit, headquartered in Conroe, Texas, including its wholly-owned bank subsidiary, Spirit of Texas Bank SSB. This acquisition was completed on April 8, 2022. We were able to obtain all necessary approvals, consummate the transaction and successfully complete the systems conversion less than five months after the announcement, which we believe speaks to the outstanding team we have developed. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to this acquisition.

Simmons Bank was named to Forbes magazine’s list of “World’s Best Banks” for the third consecutive year and ranked among the top 45 banks in Forbes’ list of “America’s Best Banks” for 2022. We continue to work to develop new and innovative products and services using digital channels to provide an enhanced customer experience to “bank when you want, where you want”.

Our asset quality continued to show marked improvement during the first quarter of 2022. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.30% at March 31, 2022, compared to 0.33% at December 31, 2021 and 0.56% at March 31, 2021.

Stockholders’ equity as of March 31, 2022 was $2.96 billion, book value per share was $26.32 and tangible book value per share was $15.22. Our ratio of common stockholders’ equity to total assets was 12.10% and the ratio of tangible common stockholders’ equity to tangible assets was 7.37% at March 31, 2022. The Company’s Tier 1 leverage ratio of 9.00%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” guidelines (see Table 12 in the Capital section of this Item). We repurchased 513,725 shares of our common stock during the first quarter of 2022, which substantially exhausted the remaining capacity under the 2019 Program. As a result, in January 2022, our Board of Directors authorized the 2022 Program, which replaced the 2019 Program and under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding.

Total deposits were $19.39 billion at March 31, 2022, compared to $19.37 billion at December 31, 2021 and $18.19 billion at March 31, 2021. The increase in total deposits from the same period end of 2021 primarily reflects the acquisition of Landmark and Triumph which were completed in the fourth quarter of 2021.

Total loans were $12.03 billion at March 31, 2022, compared to $12.01 billion at December 31, 2021 and $12.20 billion at March 31, 2021. Total loan production (loan originations and advances) during the first quarter of 2022 totaled $2.51 billion, which outpaced loan paydowns and payoffs.

Our commercial loan pipeline rose for the sixth consecutive quarter to $2.36 billion at March 31, 2022, while our unfunded commitments rose for the fourth consecutive quarter to $3.43 billion at March 31, 2022, a 68% year-over-over increase. We are seeing activity from repeat customers across most of our business lines. For these reasons, amongst others, we are continuing to actively recruit loan producers across all of our business units. We continue to have good asset quality and positive credit performance during the quarter.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of March 31, 2022, has approximately $24.5 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

CRITICAL ACCOUNTING ESTIMATES

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 43% of our loan portfolio and approximately 78% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 43% of our loans and 81% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended March 31, 2022, net interest income on a fully taxable equivalent basis was $151.2 million, a decrease of $7.5 million, or 4.7%, compared to the three months ended December 31, 2021. The decrease in net interest income was the result of a $9.0 million decrease in fully tax equivalent interest income, partially offset by a $1.5 million decrease in interest expense.

The decrease in interest income primarily resulted from a $10.4 million decrease in interest income on loans, that reflects a decrease in loan volume of $330,000 coupled with a 24 basis point decline in yield that resulted in a $10.0 million decrease, partially offset by an increase in interest income on investment securities of $1.4 million.

The $1.5 million decrease in interest expense is mostly due to the decrease in our deposit account rates. Interest expense decreased $1.1 million due to the decrease in rate of 4 basis points on interest-bearing deposit accounts.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis was relatively flat on a year-over-year basis, with a slight increase of $364,000, or 0.2%, when comparing the three months ended March 31, 2022 to the same period in the prior year. While the overall change was relatively flat, the components of net interest income fluctuated between periods. Net interest income for the three months ended March 31, 2022 experienced a $6.3 million decrease in fully tax equivalent interest income offset by a $6.6 million decrease in interest expense, on a year-over-year basis.

The decrease in interest income compared to the three months ended March 31, 2021 primarily resulted from a $19.2 million decrease in interest income on loans, that reflects a decrease in loan volume of $7.1 million coupled with a 41 basis point decline in yield that resulted in a $12.1 million decrease, significantly offset by an increase in interest income on investment securities of $13.5 million. The decrease in loan volume during the first three months of 2022 was primarily due to the forgiveness of PPP loan balances, which averaged $89.8 million and $891.1 million for the three months ended March 31, 2022 and 2021, respectively. Forgiveness of PPP loans was partially offset by the acquired loan portfolios of Landmark and Triumph. The increase in interest income on investment securities was due to the growth in our investment portfolio average balances which increased by $4.1 billion or 94.3%, as we re-invested excess liquidity in our investment security portfolio throughout 2021.

The $6.6 million decrease in interest expense is mostly due to the decrease in our deposit account rates. Interest expense decreased $5.9 million due to the decrease in rate of 22 basis points on interest-bearing deposit accounts. Additionally, while our overall average interest bearing deposit portfolio grew by approximately $1.2 billion, a decrease of $502,000 in interest expense was related to a $801.9 million decrease in time deposit accounts due to the maturing of existing time deposits, coupled with a continued effort to improve our mix of deposits into lower cost deposits.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 2.76% for the three month period ended March 31, 2022, as compared to 2.86% and 2.99% for the three months ended December 31, 2021 and March 31, 2021, respectively. The decreases of 10 basis points and 23 basis points for the three month period ended March 31, 2022, as compared to the three month period ended December 31, 2021 and March 31, 2021, respectively, were primarily due to lower loan yields compared to previous periods, offset by the lower cost of deposits, as we continue to manage our interest expense through deposit pricing.

Normalized for all accretion, our core net interest margin for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, was 2.70%, 2.75% and 2.86%, respectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2022	2021	2021
Interest income	$161,727	$170,732	$169,434
FTE adjustment	5,602	5,579	4,163
Interest income – FTE	167,329	176,311	173,597
Interest expense	16,121	17,651	22,753
Net interest income – FTE	$151,208	$158,660	$150,844

Yield on earning assets – FTE	3.06%	3.18%	3.44%
Cost of interest bearing liabilities	0.40%	0.44%	0.61%
Net interest spread – FTE	2.66%	2.74%	2.83%
Net interest margin – FTE	2.76%	2.86%	2.99%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended
(In thousands)	March 31, 2022 compared to December 31, 2021	March 31, 2022 compared to March 31, 2021
Increase (decrease) due to change in earning assets	$(227)	$9,046
Decrease due to change in earning asset yields	(8,755)	(15,314)
Increase due to change in interest bearing liabilities	233	556
Increase due to change in interest rates paid on interest bearing liabilities	1,297	6,076
Increase (decrease) in net interest income	$(7,452)	$364

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$1,728,694	$649	0.15	$1,484,752	$583	0.16	$3,477,989	$798	0.09
Investment securities - taxable	5,688,306	18,148	1.29	5,790,429	17,186	1.18	2,334,078	10,120	1.76
Investment securities - non-taxable	2,844,777	20,937	2.98	2,787,301	20,470	2.91	2,057,132	15,439	3.04
Mortgage loans held for sale	27,633	190	2.79	42,866	310	2.87	97,409	639	2.66
Loans - including fees	11,895,805	127,405	4.34	11,924,444	137,762	4.58	12,518,300	146,601	4.75
Total interest earning assets	22,185,215	167,329	3.06	22,029,792	176,311	3.18	20,484,908	173,597	3.44
Non-earning assets	2,640,984			2,668,230			2,253,913
Total assets	$24,826,199			$24,698,022			$22,738,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$12,083,516	$4,314	0.14	$11,413,325	$4,390	0.15	$10,093,868	$6,088	0.24
Time deposits	2,241,123	2,503	0.45	2,607,011	3,705	0.56	3,043,000	7,091	0.95
Total interest bearing deposits	14,324,639	6,817	0.19	14,020,336	8,095	0.23	13,136,868	13,179	0.41
Federal funds purchased and securities sold under agreements to repurchase	218,186	68	0.13	223,008	72	0.13	307,540	245	0.32
Other borrowings	1,337,654	4,779	1.45	1,340,825	4,903	1.45	1,341,059	4,802	1.45
Subordinated debt and debentures	384,187	4,457	4.70	383,489	4,581	4.74	382,943	4,527	4.79
Total interest bearing liabilities	16,264,666	16,121	0.40	15,967,658	17,651	0.44	15,168,410	22,753	0.61

Non-interest bearing liabilities:
Non-interest bearing deposits	5,184,828			5,288,933			4,419,136
Other liabilities	207,597			179,362			177,819
Total liabilities	21,657,091			21,435,953			19,765,365
Stockholders’ equity	3,169,108			3,262,069			2,973,456
Total liabilities and stockholders’ equity	$24,826,199			$24,698,022			$22,738,821
Net interest spread – FTE			2.66			2.74			2.83
Net interest margin – FTE		$151,208	2.76		$158,660	2.86		$150,844	2.99

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three month period ended March 31, 2022, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended
	March 31, 2022 compared to December 31, 2021			March 31, 2022 compared to March 31, 2021
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$93	$(27)	$66	$(514)	$365	$(149)
Investment securities - taxable	(307)	1,269	962	11,298	(3,270)	8,028
Investment securities - non-taxable	423	44	467	5,802	(304)	5,498
Mortgage loans held for sale	(106)	(14)	(120)	(479)	30	(449)
Loans - including fees	(330)	(10,027)	(10,357)	(7,061)	(12,135)	(19,196)
Total	(227)	(8,755)	(8,982)	9,046	(15,314)	(6,268)

Interest expense:
Interest bearing transaction and savings accounts	249	(325)	(76)	1,040	(2,814)	(1,774)
Time deposits	(476)	(726)	(1,202)	(1,542)	(3,046)	(4,588)
Federal funds purchased and securities sold under agreements to repurchase	(2)	(2)	(4)	(57)	(120)	(177)
Other borrowings	(12)	(112)	(124)	(12)	(11)	(23)
Subordinated notes and debentures	8	(132)	(124)	15	(85)	(70)
Total	(233)	(1,297)	(1,530)	(556)	(6,076)	(6,632)
Decrease in net interest income	$6	$(7,458)	$(7,452)	$9,602	$(9,238)	$364

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

We had a recapture of $19.9 million of provision for credit losses for the three months ended March 31, 2022, as compared to a recapture of $1.3 million for the three months ended December 31, 2021 and a provision for credit losses of $1.4 million for the same period ended March 31, 2021. The recapture of credit losses was driven by improved credit quality metrics and improved macroeconomic factors, coupled with the planned exit of several large oil and gas relationships during the quarter.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended March 31, 2022, total non-interest income was $42.2 million, a decrease of $4.4 million or 9.4% and $7.3 million or 14.8%, compared to the three months ended December 31, 2021 and March 31, 2021, respectively. The decrease reflects the normal seasonality of service charges.

Mortgage lending income decreased by $493,000 and $1.9 million for the three month period ended March 31, 2022, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively. The decrease was due to a decline in refinancing demand and mortgage loan volume driven by the current rising rate environment.

Other income for the three month period ended March 31, 2022 decreased by $2.7 million as compared to the preceding sequential fiscal quarter, and increased by $2.1 million, when compared to the same period in the prior year. The changes in other income are primarily driven by the $1.4 million and $3.1 million settlement awards received by the Company during the three months ended March 31, 2022 and December 31, 2021, respectively.

The additional year-over-year decreases are due to the recognizing a net gain of $5.5 million on the sale of investment securities and a $5.3 million gain on the sale of Illinois branches during the three months ended March 31, 2021.

Table 5 shows non-interest income for the three month periods ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively, as well as changes between periods.

Table 5: Non-Interest Income

	Three Months Ended
	March 31,	December 31,		March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2022	2021		2021
Wealth management fees	$7,968	$8,042		$7,361	$(74)	(0.9)%	$607	8.2%
Service charges on deposit accounts	10,696	11,909		9,715	(1,213)	(10.2)%	981	10.1
Other service charges and fees	1,637	1,762		1,922	(125)	(7.1)%	(285)	(14.8)
Mortgage lending income	4,550	5,043		6,447	(493)	(9.8)%	(1,897)	(29.4)
Debit and credit card fees (1)	7,449	7,460		6,610	(11)	(0.1)%	839	12.7
Bank owned life insurance income	2,706	2,768		1,523	(62)	(2.2)%	1,183	77.7
Gain (loss) on sale of securities, net	(54)	(348)		5,471	294	*	(5,525)	*
Gain on sale of branches	—	—		5,300	—	*	(5,300)	*
Other income	7,266	9,965		5,200	(2,699)	(27.1)%	2,066	39.7
Total non-interest income	$42,218	$46,601	$46,601	$49,549	$(4,383)	(9.4)%	$(7,331)	(14.8)%
_________________________
(1)    During the second and third quarters of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for the three month period ended March 31, 2022, was $27.8 million, a decrease of $1.4 million and an increase of $2.1 million from the three month periods ended December 31, 2021 and March 31, 2021, respectively. The decrease as compared to the preceding sequential fiscal quarter is due to the seasonal changes in customer spending habits, whereas the increase as compared to the same period in the prior year are primarily the result of the strengthened economic activity and increase in customer base from the Landmark and Triumph acquisitions.

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

For the three month period ended March 31, 2022, total non-interest expense was $128.4 million, a decrease of $13.2 million, or 9.3% and an increase of $15.4 million, or 13.6% compared to the three months ended December 31, 2021 and March 31, 2021, respectively.

Salaries and employee benefits expense increased by $4.1 million and $7.6 million as compared to the three months ended December 31, 2021 and March 31, 2021, respectively. The increases reflects normal seasonality with respect to payroll taxes at the beginning of the year, as well as a profit-sharing contribution associated with the Company’s 401(k) plan and costs associated with equity compensation. Additionally, our results of operations for the three month period ended March 31, 2022 compared to the three month period ended March 31, 2021 includes the impacts of the Landmark and Triumph acquisitions.

Merger related costs for the three month period ended March 31, 2022 decreased by $11.7 million as compared to the preceding sequential quarter, and increased by $1.7 million, when compared to the same period in the prior year. The decrease as compared to the preceeding sequential quarter is due to the Landmark and Triumph acquisitions, whereas the increase as compared to the same period in the prior year is primarily due to the Spirit acquisition completed April 8, 2022. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to these acquisitions. Core non-interest expense for the three month period ended March 31, 2022, which excludes branch right sizing and merger related costs, decreased by $734,000 or 0.6% and increased by $13.5 million or 12.0% from the three month periods ended December 31, 2021 and March 31, 2021, respectively.

Marketing expense decreased by $3.2 million for the three month period ended March 31, 2022 as compared to the sequential quarter, primarily due to a $2.5 million donation to the Simmons First Foundation during the three months ended December 31, 2021. Marketing expense increased by $3.0 million when compared to the same period in the prior year due to increased advertising and public relations expenses, including a multi-university corporate sponsorship program designed to support female student athletes and serve as a program for developing women leaders in the corporate world.

Table 6 below shows non-interest expense for the three month periods ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively, as well as changes between periods.

Table 6: Non-Interest Expense

	Three Months Ended
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2022	2021	2021
Salaries and employee benefits	$67,906	63,832	$60,340	$4,074	6.4%	$7,566	12.5%
Occupancy expense, net	10,023	11,033	9,300	(1,010)	(9.2)%	723	7.8%
Furniture and equipment expense	4,775	4,721	5,415	54	1.1%	(640)	(11.8)%
Other real estate and foreclosure expense	343	576	343	(233)	(40.5)%	—	—%
Deposit insurance	1,838	2,108	1,308	(270)	(12.8)%	530	40.5%
Merger related costs	1,886	13,591	233	(11,705)	*	1,653	*
Other operating expenses:
Professional services	5,446	4,714	5,247	732	15.5%	199	3.8%
Postage	2,126	1,999	2,370	127	6.4%	(244)	(10.3)%
Telephone	1,558	1,477	1,632	81	5.5%	(74)	(4.5)%
Debit and credit card (1)	2,706	3,524	2,331	(818)	(23.2)%	375	16.1%
Marketing	6,140	9,322	3,153	(3,182)	(34.1)%	2,987	94.7%
Software and technology	10,147	10,366	10,251	(219)	(2.1)%	(104)	(1.0)%
Operating supplies	698	753	570	(55)	(7.3)%	128	22.5%
Amortization of intangibles	3,486	3,486	3,344	—	—%	142	4.2%
Branch right sizing	909	1,650	625	(741)	(44.9)%	284	45.4%
Other	8,430	8,445	6,540	(15)	(0.2)%	1,890	28.9%
Total non-interest expense	$128,417	$141,597	$113,002	$(13,180)	(9.3)%	$15,415	13.6%
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

HTM and AFS investment securities were $1.6 billion and $6.6 billion, respectively, at March 31, 2022, compared to the HTM amount of $1.5 billion and AFS amount of $7.1 billion at December 31, 2021. We will continue to look for opportunities to maximize the value of the investment portfolio.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of March 31, 2022, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

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

LOAN PORTFOLIO

Our loan portfolio averaged $11.90 billion and $12.52 billion during the first three months of 2022 and 2021, respectively. As of March 31, 2022, total loans were $12.03 billion, a slight increase of $16.1 million from December 31, 2021. The average loan balance for the first three months of 2021 included $891.1 million of PPP loans compared to an average PPP loan balance of $89.8 million for the first three months of 2022. This period-to-period decline in average PPP loan balance was partially offset by the 2021 acquisitions of Landmark and Triumph. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to these acquisitions. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	March 31,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$184,372	$187,052
Other consumer	180,602	168,318
Total consumer	364,974	355,370
Real estate:
Construction and development	1,423,445	1,326,371
Single family residential	2,042,978	2,101,975
Other commercial	5,762,567	5,738,904
Total real estate	9,228,990	9,167,250
Commercial:
Commercial	2,016,405	1,992,043
Agricultural	150,465	168,717
Total commercial	2,166,870	2,160,760
Other	267,759	329,123
Total loans before allowance for credit losses	$12,028,593	$12,012,503

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $365.0 million at March 31, 2022, or 3.0% of total loans, compared to $355.4 million, or 3.0% of total loans at December 31, 2021. The increase in consumer loans from December 31, 2021, to March 31, 2022, was primarily due to growth in direct consumer loans partially offset by the expected seasonal decline in our credit card portfolio.

Real estate loans consist of C&D loans, single-family residential loans and CRE loans. Real estate loans were $9.23 billion at March 31, 2022, or 76.7% of total loans, compared to $9.17 billion, or 76.3%, of total loans at December 31, 2021, a slight increase of $61.7 million, or 0.7%. Our C&D loans increased by $97.1 million, or 7.3%, single family residential loans decreased by $59.0 million, or 2.8%, and CRE loans experienced a marginal increase of $23.7 million, or 0.4%. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were relatively flat between periods with a balance of $2.17 billion at March 31, 2022, or 18.0% of total loans, compared to $2.16 billion, or 18.0% of total loans at December 31, 2021, an increase of $6.1 million, or 0.3%. New commercial fundings and advances outpaced the planned run-off of $54.5 million in our energy portfolio and the $54.8 million of PPP loan payoffs during the quarter. Agricultural loans decreased $18.3 million, or 10.8%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter. In addition, we are continuing with our planned exit of the energy portfolio.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume experienced a market driven decline during the first three months of 2022 when compared to 2021, leading to a decrease of $61.4 million in other loans primarily from mortgage warehouse lines of credit.

Loan demand appears to be returning to more normalized levels. For the sixth consecutive quarter, we have experienced an increase in commercial loan demand. We are seeing loan growth in our metro, community and corporate banking groups and continue to add new producers in these areas. Our loan pipeline consisting of all loan opportunities was $2.36 billion at March 31, 2022, compared to $2.31 billion at December 31, 2021. Loans approved and ready to close at the end of the quarter totaled $775.7 million.

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

Total non-performing assets decreased $5.3 million from December 31, 2021 to March 31, 2022. Nonaccrual loans decreased by $4.1 million during the period and foreclosed assets held for sale and other real estate owned decreased by $914,000. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.30% at March 31, 2022, compared to 0.33% at December 31, 2021. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan for a borrower experiencing financial difficulty and grant a concession we would not otherwise consider, a “troubled debt restructuring” occurs and the loan is classified as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation has been restructured due to such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance remained relatively flat at $6.0 million as of March 31, 2022, decreasing $897,000 from December 31, 2021.

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

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.49% as of March 31, 2022. Non-performing loans equaled 0.53% of total loans. Non-performing assets were 0.29% of total assets, a 2 basis point decrease from December 31, 2021. The allowance for credit losses was 278% of non-performing loans as of March 31, 2022. Our annualized net charge-offs to average total loans for the first three months of 2022 was 0.22%. Excluding credit cards, the annualized net charge-offs to average total loans for the same period was 0.20%. Annualized net credit card charge-offs to average total credit card loans were 1.39%, compared to 1.40% during the full year 2021, and 18 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Non-performing Assets

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans (1)	$64,096	$68,204
Loans past due 90 days or more (principal or interest payments)	240	349
Total non-performing loans	64,336	68,553
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	5,118	6,032
Other non-performing assets	1,479	1,667
Total other non-performing assets	6,597	7,699
Total non-performing assets	$70,933	$76,252

Performing TDRs	$3,424	$4,289
Allowance for credit losses to non-performing loans	278%	300%
Non-performing loans to total loans	0.53%	0.57%
Non-performing assets (including performing TDRs) to total assets	0.30%	0.33%
Non-performing assets to total assets	0.29%	0.31%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $2,618,000 at March 31, 2022 and $2,650,000 at December 31, 2021.

The interest income on nonaccrual loans is not considered material for the three month periods ended March 31, 2022 and 2021.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2022	2021
Balance, beginning of year	$205,332	$238,050

Loans charged off:
Credit card	920	1,003
Other consumer	414	702
Real estate	485	1,687
Commercial	6,319	859
Total loans charged off	8,138	4,251
Recoveries of loans previously charged off:
Credit card	274	290
Other consumer	387	304
Real estate	426	403
Commercial	557	320
Total recoveries	1,644	1,317
Net loans charged off	6,494	2,934
Provision for credit losses	(19,914)	—
Balance, March 31,	$178,924	$235,116

Loans charged off:
Credit card		2,622
Other consumer		1,351
Real estate		9,004
Commercial		9,754
Total loans charged off		22,731
Recoveries of loans previously charged off:
Credit card		758
Other consumer		1,100
Real estate		4,507
Commercial		4,340
Total recoveries		10,705
Net loans charged off		12,026
Provision for credit losses		(31,209)
Acquisition adjustment for PCD loans		13,451
Balance, end of year		$205,332

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three months ended March 31, 2022 and 2021, and for the year ended December 31, 2021, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of March 31, 2022, the allowance for credit losses reflected a decrease of approximately $26.4 million from December 31, 2021 while total loans were relatively flat with a slight increase of $16.1 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The decrease in the allowance for credit losses during the first three months of 2022 was predominately related to improved credit quality metrics and improved macroeconomic factors, coupled with the planned exit of several large oil and gas relationships during the quarter. Additionally, there was a reduction of pandemic-era qualitative factors that were established based on unidentifiable risks with borrowers in at-risk industries. We considered our allowance for credit losses at March 31, 2022 appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, the impact of new COVID-19 variants, future of government assistance related to COVID-19 recovery efforts and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$2,894	1.6%	$3,987	1.6%
Other consumer	3,397	1.5%	2,676	1.4%
Real estate	161,389	76.7%	179,270	76.3%
Commercial	9,177	18.0%	17,458	18.0%
Other	2,067	2.2%	1,941	2.7%
Total	$178,924	100.0%	$205,332	100.0%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 197 financial centers as of March 31, 2022. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of March 31, 2022, core deposits comprised 92.6% of our total deposits.

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

Our total deposits as of March 31, 2022, were $19.39 billion, an slight increase of $25.9 million from December 31, 2021. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $17.33 billion at March 31, 2022, compared to $16.91 billion at December 31, 2021, an increase of $415.7 million. Total time deposits decreased $389.8 million to $2.06 billion at March 31, 2022, from $2.45 billion at December 31, 2021. The decrease in time deposits is attributable to maturing time deposits, coupled with a continued effort to improve our mix of deposits into lower costs funds. We had $890.9 million and $466.0 million of brokered deposits at March 31, 2022, and December 31, 2021, respectively. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits as well as hone our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.72 billion at March 31, 2022 and December 31, 2021. The outstanding balance for March 31, 2022 includes $1.31 billion in FHLB long-term advances; $330.0 million in subordinated notes; $54.2 million of trust preferred securities and unamortized debt issuance costs; and $31.4 million of other long-term debt.

The FHLB long-term advances outstanding at the end of the first quarter 2022 are primarily FOTO advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at March 31, 2022 had original maturity dates of 10 years to 15 years with lockout periods that have expired. We expect the FHLB to not exercise the options to terminate the FOTO advances prior to their stated maturity dates due to the current low interest rate environment. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. As of March 31, 2022, there were no FHLB short-term advances outstanding.

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

CAPITAL

Overview

At March 31, 2022, total capital was $2.96 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2022, our common equity to asset ratio was 12.10% compared to 13.14% at year-end 2021.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. As of March 31, 2022, the aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

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

On April 27, 2022, shareholders of the Company approved an increase in the number of authorized shares of its Class A common stock from 175,000,000 to 350,000,000.

Stock Repurchase Program

Effective July 23, 2021, our Board of Directors approved an amendment to the Company’s stock repurchase program originally approved in October 2019 (“2019 Program”) that increased the amount of our common stock that could be repurchased under the 2019 Program from a maximum of $180 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022 (unless terminated sooner).

During the three month period ended March 31, 2022, we repurchased 513,725 shares at an average price per share of $31.25 under the 2019 Program. During the three month period ended March 31, 2021, 130,916 shares at an average price per share of $23.53 were repurchased under the 2019 Program.

During January 2022, the Company substantially exhausted the remaining capacity under the 2019 Program. As a result, in January 2022, the Company’s Board of Directors authorized a new stock repurchase program (the “2022 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2022 Program will terminate on January 31, 2024 (unless terminated sooner).

Under the 2022 Program, which replaced the 2019 Program, the Company may repurchase shares of its common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2022 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The 2022 Program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. The Company anticipates funding for this 2022 Program to come from available sources of liquidity, including cash on hand and future cash flow. As of March 31, 2022, the Company had not repurchased any shares under the 2022 Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.19 per share for the first three months of 2022, compared to $0.18 per share for the first three months of 2021, an increase of $0.01, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2022, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at March 31, 2022 and December 31, 2021 are presented in Table 11 below:

Table 11: Risk-Based Capital

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Tier 1 capital:
Stockholders’ equity	$2,961,607	$3,248,841
CECL transition provision	92,619	114,458
Goodwill and other intangible assets	(1,224,691)	(1,226,686)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	326,961	10,545
Total Tier 1 capital	2,156,496	2,147,158
Tier 2 capital:
Trust preferred securities and subordinated debt	384,242	384,131
Qualifying allowance for credit losses and reserve for unfunded commitments	78,057	71,853
Total Tier 2 capital	462,299	455,984
Total risk-based capital	$2,618,795	$2,603,142

Risk weighted assets	$15,953,622	$15,538,967

Assets for leverage ratio	$23,966,206	$23,647,901

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	13.52%	13.82%
Tier 1 leverage ratio	9.00%	9.08%
Tier 1 leverage ratio, excluding average PPP loans (non-GAAP)(1)	9.03%	9.15%
Tier 1 risk-based capital ratio	13.52%	13.82%
Total risk-based capital ratio	16.42%	16.75%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

The final rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raised the minimum ratio of Tier 1 capital to risk-weighted assets to 6.0% and require a minimum leverage ratio of 4.0%.

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $384.2 million is included as Tier 2 and total capital as of March 31, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, completed acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies, net interest margin, non-interest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of pending and future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, as well as legislative and regulatory changes, including in response to the COVID-19 pandemic; the impacts of the COVID-19 pandemic on the Company’s operations and performance; the ultimate effect of measures the Company takes or has taken in response to the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic, including the effectiveness of vaccination efforts and developments with respect to COVID-19 variants; the pace of recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein; changes in real estate values; changes in interest rates; inflation; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; changes in accounting principles, including changes related to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, and other outcomes of pending or future litigation; market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2021, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of core earnings (net income excluding non-core items {gain on sale of branches, merger related costs, and the net branch right sizing costs}) (non-GAAP) and core diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), the core net interest margin (non-GAAP), core other income (non-GAAP) and core non-interest expense (non-GAAP). Non-core items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The tables below also present computations of certain figures that are exclusive of the impact of PPP loans: Tier 1 leverage ratio excluding average PPP loans (non-GAAP) and net interest income and net interest margin, each adjusted for PPP loans (each non-GAAP).

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

We have $1.250 billion and $1.252 billion total goodwill and other intangible assets for the periods ended March 31, 2022 and December 31, 2021, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe the exclusion of PPP loans or their impact, as applicable, in expressing earnings and certain other financial measures provides a meaningful basis for period-to-period and company-to-company comparisons because PPP loans are 100% federally guaranteed and have very low interest rates. The Company’s non-GAAP financial measures that exclude PPP loans or their impact include the ratios of “Tier 1 leverage ratio excluding average PPP loans” (non-GAAP) and “net interest margin,” adjusted for PPP loans (non-GAAP). Management believes these non-GAAP presentations will assist investors and analysts in analyzing the core financial measures of the Company, including the performance of the Company’s loan portfolio and the Company’s regulatory capital position, and predicting future performance. Management and the Board of Directors utilize these non-GAAP financial measures for financial performance reporting and investor presentations of Company performance.

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude non-core items for the periods presented.

Table 12: Reconciliation of Core Earnings (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except per share data)	2022	2021	2021
Net income available to common stockholders	$65,095	$48,230	$67,407
Non-core items:
Gain on sale of branches	—	—	(5,300)
Merger related costs	1,886	13,591	233
Branch right sizing (net)	909	1,648	448
Tax effect (1)	(731)	(3,983)	1,207
Net non-core items	2,064	11,256	(3,412)
Core earnings (non-GAAP)	$67,159	$59,486	$63,995

Diluted earnings per share(2)	$0.58	$0.42	$0.62
Non-core items:
Gain on sale of branches	—	—	(0.05)
Merger related costs	0.01	0.12	—
Branch right sizing (net)	0.01	0.01	0.01
Tax effect (1)	(0.01)	(0.03)	0.01
Net non-core items	0.01	0.10	(0.03)
Core diluted earnings per share (non-GAAP)	$0.59	$0.52	$0.59

_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 13 below for the reconciliation of core other income and core non-interest expense for the periods presented.

Table 13: Reconciliation of Core Other Income and Core Non-Interest Expense (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2022	2021	2021
Other income	$7,266	$9,965	$10,500
Gain on sale of branches	—	—	(5,300)
Branch right sizing	—	(2)	(177)
Core other income (non-GAAP)	$7,266	$9,963	$5,023

Non-interest expense	$128,417	$141,597	$113,002
Non-core items:
Merger related costs	(1,886)	(13,591)	(233)
Branch right sizing	(909)	(1,650)	(625)
Total non-core items	(2,795)	(15,241)	(858)
Core non-interest expense (non-GAAP)	$125,622	$126,356	$112,144

See Table 14 below for the reconciliation of tangible book value per common share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	March 31,	December 31,
(In thousands, except per share data)	2022	2021
Total stockholders’ equity	$2,961,607	$3,248,841
Preferred stock	—	—
Total common stockholders’ equity	2,961,607	3,248,841
Intangible assets:
Goodwill	(1,147,007)	(1,146,007)
Other intangible assets	(102,748)	(106,235)
Total intangibles	(1,249,755)	(1,252,242)
Tangible common stockholders’ equity	$1,711,852	$1,996,599
Shares of common stock outstanding	112,505,555	112,715,444

Book value per common share	$26.32	$28.82

Tangible book value per common share (non-GAAP)	$15.22	$17.71

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Total common stockholders’ equity	$2,961,607	$3,248,841
Intangible assets:
Goodwill	(1,147,007)	(1,146,007)
Other intangible assets	(102,748)	(106,235)
Total intangibles	(1,249,755)	(1,252,242)
Tangible common stockholders’ equity	$1,711,852	$1,996,599

Total assets	$24,482,268	$24,724,759
Intangible assets:
Goodwill	(1,147,007)	(1,146,007)
Other intangible assets	(102,748)	(106,235)
Total intangibles	(1,249,755)	(1,252,242)
Tangible assets	$23,232,513	$23,472,517

Ratio of common equity to assets	12.10%	13.14%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.37%	8.51%

See Table 16 below for the calculation of Tier 1 leverage ratio excluding average PPP loans for the period presented.

Table 16: Reconciliation of Tier 1 Leverage Ratio Excluding Average PPP Loans (non-GAAP)

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total Tier 1 capital	$2,156,496	$1,939,868

Adjusted average assets for leverage ratio	$23,966,206	$21,668,406
Average PPP loans	(89,757)	$(891,070)
Adjusted average assets excluding average PPP loans	$23,876,449	$20,777,336

Tier 1 leverage ratio	9.00%	8.95%
Tier 1 leverage ratio excluding average PPP loans (non-GAAP)	9.03%	9.34%

See Table 17 below for the calculation of core net interest margin and net interest margin adjusted for PPP loans for the periods presented.

Table 17: Reconciliation of Core Net Interest Margin (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Net interest income	$145,606	$153,081	$146,681
FTE adjustment	5,602	5,579	4,163
Fully tax equivalent net interest income	151,208	158,660	150,844
Total accretable yield	(3,703)	(5,758)	(6,630)
Core net interest income	$147,505	$152,902	$144,214

PPP loan interest income	(2,113)	(5,107)	(11,652)
Net interest income adjusted for PPP loans	$149,095	$153,553	$139,192

Average earning assets	$22,185,215	$22,029,792	$20,484,908
Average PPP loan balance	(89,757)	(172,130)	(891,070)
Average earning assets adjusted for PPP loans	$22,095,458	$21,857,662	$19,593,838

Net interest margin	2.76%	2.86%	2.99%
Core net interest margin (non-GAAP)	2.70%	2.75%	2.86%
Net interest margin adjusted for PPP loans (non-GAAP)	2.74%	2.79%	2.88%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2022, undivided profits of Simmons Bank were approximately $516.9 million, of which approximately $176.5 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $3.6 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 81.0% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2022, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 3.05% and 5.62%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of 1.14% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of March 31, 2022, is considered remote given current interest rate levels and the recent rate increase by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2022:

Table 18: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	5.62%
Up 100 basis points	3.05%
Down 25 basis points	(1.14)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 13, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 23, 2021, the Company’s Board of Directors approved an amendment to the 2019 Program that increased the amount of the Company’s Class A common stock that may be repurchased under the 2019 Program from a maximum of $180 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022 (unless terminated sooner). The 2019 Program was originally approved on October 17, 2019 and first amended in March 2020. During January 2022, the Company substantially exhausted the remaining capacity under the 2019 Program, and as a result, the Company’s Board of Directors authorized a new stock repurchase program (the “2022 Program”), which replaced the 2019 Program and under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The timing, pricing, and amount of any repurchases under the 2022 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. As of March 31, 2022, the Company had not repurchased any shares under the 2022 Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases.

During the quarter ended March 31, 2022, we repurchased restricted stock in connection with employee tax withholding obligations under employee compensation plans. Information concerning our purchases of common stock is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	514,622	$31.25	513,725	$175,000,000
February 1, 2022 - February 28, 2022	—	—	—	$175,000,000
March 1, 2022 - March 31, 2022	—	—	—	$175,000,000
Total	514,622	$31.25	513,725
_______________________________________
(1)Total number of shares purchased consists of 897 shares with an average price $27.44 of restricted stock purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
2.2	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
2.3	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on February 18, 2022 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Deferred Compensation Agreement for George A. Makris III dated March 11, 2022.*^
10.2	Form of Associate Restricted Stock Unit Award Certificate and Terms and Conditions (2022).*^
10.3	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2022).*^
10.4	Form of Associate Cash Award Certificate and Terms and Conditions (2022).*^
10.5	Form of Director Restricted Stock Unit Award Certificate and Terms and Conditions (2022).*^
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of BKD, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith
^ Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 6, 2022	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer

Date:	May 6, 2022	/s/ James M. Brogdon
James M. Brogdon
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 6, 2022	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer