Form 10-Q
period 2022-06-30
SIMMONS FIRST NATIONAL CORP
filed 2022-08-05
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2022, was 128,317,550.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2022

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2022 and December 31, 2021

	June 30,	December 31,
(In thousands, except share data)	2022	2021
	(Unaudited)
ASSETS
Cash and non-interest bearing balances due from banks	$193,473	$209,190
Interest bearing balances due from banks and federal funds sold	771,374	1,441,463
Cash and cash equivalents	964,847	1,650,653
Interest bearing balances due from banks - time	1,535	1,882
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,381 and $1,279 at June 30, 2022 and December 31, 2021, respectively	3,819,682	1,529,221
Available-for-sale, at estimated fair value (amortized cost of $4,730,178 and $7,130,861 at June 30, 2022 and December 31, 2021, respectively)	4,341,647	7,113,545
Total investments	8,161,329	8,642,766
Mortgage loans held for sale	14,437	36,356
Other loans held for sale	16,375	100
Loans	15,110,344	12,012,503
Allowance for credit losses on loans	(212,611)	(205,332)
Net loans	14,897,733	11,807,171
Premises and equipment	553,062	483,469
Foreclosed assets and other real estate owned	4,084	6,032
Interest receivable	82,332	72,990
Bank owned life insurance	486,355	445,305
Goodwill	1,310,528	1,146,007
Other intangible assets	137,285	106,235
Other assets	588,707	325,793
Total assets	$27,218,609	$24,724,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing transaction accounts	$6,057,186	$5,325,318
Interest bearing transaction accounts and savings deposits	12,816,198	11,588,770
Time deposits	3,162,479	2,452,460
Total deposits	22,035,863	19,366,548
Federal funds purchased and securities sold under agreements to repurchase	155,101	185,403
Other borrowings	1,060,244	1,337,973
Subordinated notes and debentures	421,693	384,131
Accrued interest and other liabilities	285,813	201,863
Total liabilities	23,958,714	21,475,918

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 and 175,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 128,787,764 and 112,715,444 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,288	1,127
Surplus	2,569,060	2,164,989
Undivided profits	1,139,975	1,093,270
Accumulated other comprehensive loss	(450,428)	(10,545)
Total stockholders’ equity	3,259,895	3,248,841
Total liabilities and stockholders’ equity	$27,218,609	$24,724,759

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$165,641	$138,804	$292,817	$285,228
Interest bearing balances due from banks and federal funds sold	1,117	651	1,766	1,449
Investment securities	37,848	27,128	71,560	48,701
Mortgage loans held for sale	200	386	390	1,025
TOTAL INTEREST INCOME	204,806	166,969	366,533	336,403

INTEREST EXPENSE
Deposits	9,754	10,782	16,571	23,961
Federal funds purchased and securities sold under agreements to repurchase	119	192	187	437
Other borrowings	4,844	4,897	9,623	9,699
Subordinated notes and debentures	4,990	4,565	9,447	9,092
TOTAL INTEREST EXPENSE	19,707	20,436	35,828	43,189

NET INTEREST INCOME	185,099	146,533	330,705	293,214
Provision for credit losses	33,859	(12,951)	13,945	(11,506)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	151,240	159,484	316,760	304,720

NON-INTEREST INCOME
Wealth management fees	7,214	7,892	15,182	15,253
Service charges on deposit accounts	11,379	10,050	22,075	19,765
Other service charges and fees	1,871	2,048	3,508	3,970
Mortgage lending income	2,240	4,490	6,790	10,937
Debit and credit card fees	8,224	7,073	15,673	13,683
Bank owned life insurance income	2,563	2,038	5,269	3,561
Gain (loss) on sale of securities, net	(150)	5,127	(204)	10,598
Other income	6,837	8,397	14,103	18,897
TOTAL NON-INTEREST INCOME	40,178	47,115	82,396	96,664

NON-INTEREST EXPENSE
Salaries and employee benefits	74,135	60,261	142,041	120,601
Occupancy expense, net	11,004	9,103	21,027	18,403
Furniture and equipment expense	5,104	4,859	9,879	10,274
Other real estate and foreclosure expense	142	863	485	1,206
Deposit insurance	2,812	1,687	4,650	2,995
Merger related costs	19,133	686	21,019	919
Other operating expenses	44,483	37,198	86,129	73,261
TOTAL NON-INTEREST EXPENSE	156,813	114,657	285,230	227,659

INCOME BEFORE INCOME TAXES	34,605	91,942	113,926	173,725
Provision for income taxes	7,151	17,018	21,377	31,381

NET INCOME	27,454	74,924	92,549	142,344
Preferred stock dividends	—	13	—	26
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$27,454	$74,911	$92,549	$142,318
BASIC EARNINGS PER SHARE	$0.21	$0.69	$0.77	$1.31
DILUTED EARNINGS PER SHARE	$0.21	$0.69	$0.77	$1.31
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
NET INCOME	$27,454	$74,924	$92,549	$142,344

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	21,333	71,801	(444,375)	(53,916)
Less: Reclassification adjustment for realized (loss) gains included in net income	(150)	5,127	(204)	10,598
Less: Realized loss on available-for-sale securities interest rate hedges	(22,832)	—	(60,031)	—
Net unrealized losses on securities transferred from available for sale to held to maturity during the period	(206,682)	—	(206,682)	—
Less: Accretion of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	4,785	—	4,701	—
Other comprehensive income (loss), before tax effect	(167,152)	66,674	(595,523)	(64,514)
Less: Tax effect of other comprehensive income (loss)	(43,685)	17,425	(155,640)	(16,861)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(123,467)	49,249	(439,883)	(47,653)

COMPREHENSIVE INCOME (LOSS)	$(96,013)	$124,173	$(347,334)	$94,691

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021

(In thousands)	June 30, 2022	June 30, 2021
	(Unaudited)
OPERATING ACTIVITIES
Net income	$92,549	$142,344
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,230	23,837
Provision for credit losses	13,945	(11,506)
(Gain) loss on sale of investments	204	(10,598)
Net accretion of investment securities and assets	(24,494)	(24,377)
Net amortization on borrowings	192	269
Stock-based compensation expense	8,164	7,592
Gain on sale of premises and equipment, net of impairment	—	(606)
Gain on sale of foreclosed assets and other real estate owned	(290)	(177)
Gain on sale of mortgage loans held for sale	(4,333)	(20,006)
Gain on sale of loans	(228)	—
Gain on sale of branches	—	(5,300)
Deferred income taxes	917	6,315
Income from bank owned life insurance	(5,269)	(3,630)
Originations of mortgage loans held for sale	(329,833)	(534,124)
Proceeds from sale of mortgage loans held for sale	356,085	655,497
Changes in assets and liabilities:
Interest receivable	(1,547)	4,680
Other assets	(10,064)	(2,402)
Accrued interest and other liabilities	57,874	(58,284)
Income taxes payable	(245)	6,786
Net cash provided by operating activities	177,857	176,310

INVESTING ACTIVITIES
Net change in loans	(835,002)	1,520,504
Proceeds from sale of loans	15,556	1,847
Net change in due from banks - time	347	244
Purchases of premises and equipment, net	(17,000)	(5,829)
Proceeds from sale of premises and equipment	—	5,156
Proceeds from sale of foreclosed assets and other real estate owned	2,819	10,988
Proceeds from sale of available-for-sale securities	—	249,454
Proceeds from maturities of available-for-sale securities	762,094	314,547
Purchases of available-for-sale securities	(259,586)	(3,672,029)
Proceeds from maturities of held-to-maturity securities	30,848	9,479
Purchases of held-to-maturity securities	(329,660)	(606,187)
Purchases of bank owned life insurance death benefits	—	(160,000)
Proceeds from bank owned life insurance death benefits	—	3,032
Disposition of assets and liabilities held for sale	—	(134,166)
Purchase of Spirit of Texas Bancshares, Inc.	276,396	—
Net cash used in investing activities	(353,188)	(2,462,960)

FINANCING ACTIVITIES
Net change in deposits	(49,701)	1,307,965
Dividends paid on preferred stock	—	(26)
Dividends paid on common stock	(45,844)	(39,010)
Net change in other borrowed funds	(315,778)	(2,874)
Net change in federal funds purchased and securities sold under agreements to repurchase	(30,302)	(111,896)
Net shares issued (cancelled) under stock compensation plans	(3,905)	1,373
Shares issued under employee stock purchase plan	1,151	1,170
Repurchases of common stock	(66,096)	(3,080)
Net cash (used in) provided by financing activities	(510,475)	1,153,622

DECREASE IN CASH AND CASH EQUIVALENTS	(685,806)	(1,133,028)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,650,653	3,472,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$964,847	$2,339,124
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2022 and 2021

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended June 30, 2022
Balance, March 31, 2022 (Unaudited)	$—	$1,125	$2,150,453	$(326,961)	$1,136,990	$2,961,607

Comprehensive (loss) income	—	—	—	(123,467)	27,454	(96,013)
Stock-based compensation plans, net – 42,459 shares	—	—	3,893	—	—	3,893
Stock issued for Spirit acquisition - 18,275,074 shares	—	183	464,735	—	—	464,918
Stock repurchases – 2,035,324 shares	—	(20)	(50,021)	—	—	(50,041)
Dividends on common stock – $0.19 per share	—	—	—	—	(24,469)	(24,469)

Balance, June 30, 2022 (Unaudited)	$—	$1,288	$2,569,060	$(450,428)	$1,139,975	$3,259,895

Three Months Ended June 30, 2021
Balance, March 31, 2021 (Unaudited)	$767	$1,083	$2,017,188	$(37,176)	$948,913	$2,930,775

Comprehensive income	—	—	—	49,249	74,924	124,173
Stock-based compensation plans, net – 40,937 shares	—	1	3,940	—	—	3,941
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.18 per share	—	—	—	—	(19,510)	(19,510)

Balance, June 30, 2021 (Unaudited)	$767	$1,084	$2,021,128	$12,073	$1,004,314	$3,039,366
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2022 and 2021

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Six Months Ended June 30, 2022
Balance, December 31, 2021	$—	$1,127	$2,164,989	$(10,545)	$1,093,270	$3,248,841

Comprehensive (loss) income	—	—	—	(439,883)	92,549	(347,334)
Stock issued for employee stock purchase plan – 59,475 shares	—	1	1,150	—	—	1,151
Stock-based compensation plans, net – 286,820 shares	—	2	4,257	—	—	4,259
Stock issued for Spirit acquisition - 18,275,074 shares	—	183	464,735	—	—	464,918
Stock repurchases – 2,549,049 shares	—	(25)	(66,071)	—	—	(66,096)
Dividends on common stock – $0.38 per share	—	—	—	—	(45,844)	(45,844)

Balance, June 30, 2022 (Unaudited)	$—	$1,288	$2,569,060	$(450,428)	$1,139,975	$3,259,895

Six Months Ended June 30, 2021
Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

Comprehensive (loss) income	—	—	—	(47,653)	142,344	94,691
Stock issued for employee stock purchase plan – 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net – 379,226 shares	—	3	8,962	—	—	8,965
Stock repurchases – 130,916 shares	—	(1)	(3,079)	—	—	(3,080)
Dividends on preferred stock	—	—	—	—	(26)	(26)
Dividends on common stock – $0.36 per share	—	—	—	—	(39,010)	(39,010)

Balance, June 30, 2021 (Unaudited)	$767	$1,084	$2,021,128	$12,073	$1,004,314	$3,039,366

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from 233 financial centers as of June 30, 2022, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

There have been no other significant changes to the Company’s accounting policies from the 2021 Form 10-K. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

NOTE 2: ACQUISITIONS

Spirit of Texas Bancshares, Inc.

On April 8, 2022, the Company completed its merger with Spirit of Texas Bancshares, Inc. (“Spirit”) pursuant to the terms of the Agreement and Plan of Merger dated as of November 19, 2021 (“Spirit Agreement”), at which time Spirit merged with and into the Company, with the Company continuing as the surviving corporation. The Company issued 18,275,074 shares of its common stock valued at approximately $464.9 million as of April 8, 2022, plus $1,393,508.90 in cash, in exchange for all outstanding shares of Spirit capital stock (and common stock equivalents) to effect the merger.

Prior to the acquisition, Spirit, headquartered in Conroe, Texas, conducted banking business through its subsidiary bank, Spirit of Texas Bank SSB, from 35 branches located primarily in the Texas Triangle - consisting of Dallas-Fort Worth, Houston, San Antonio and Austin metropolitan areas - with additional locations in the Bryan-College Station, Corpus Christi and Tyler metropolitan areas, along with offices in North Central and South Texas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $3.12 billion in assets, including approximately $2.29 billion in loans (inclusive of loan discounts), and approximately $2.72 billion in deposits.

Goodwill of $163.9 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the Texas market and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Spirit acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Spirit	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$277,790	$—	$277,790
Investment securities	362,088	(13,401)	348,687
Loans acquired	2,314,085	(23,839)	2,290,246
Allowance for credit losses on loans	(17,005)	12,962	(4,043)
Premises and equipment	84,135	(17,918)	66,217
Bank owned life insurance	36,890	—	36,890
Goodwill	77,681	(77,681)	—
Core deposit and other intangible assets	6,245	32,386	38,631
Other assets	58,403	3,895	62,298
Total assets acquired	$3,200,312	$(83,596)	$3,116,716

(In thousands)	Acquired from Spirit	Fair Value Adjustments	Fair Value
Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$825,228	$(165)	$825,063
Interest bearing transaction accounts and savings deposits	1,383,663	—	1,383,663
Time deposits	509,209	1,081	510,290
Total deposits	2,718,100	916	2,719,016
Other borrowings	37,547	503	38,050
Subordinated debentures	36,491	879	37,370
Accrued interest and other liabilities	23,667	(3,823)	19,844
Total liabilities assumed	2,815,805	(1,525)	2,814,280
Equity	384,507	(384,507)	—
Total equity assumed	384,507	(384,507)	—
Total liabilities and equity assumed	$3,200,312	$(386,032)	$2,814,280
Net assets acquired			302,436
Purchase price			466,311
Goodwill			$163,875

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

The Company’s operating results include the operating results of the acquired assets and assumed liabilities of Spirit subsequent to the acquisition date.

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

Goodwill of $31.4 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Landmark acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landmark	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$27,591	$—	$27,591
Due from banks - time	100	—	100
Investment securities	114,793	(125)	114,668
Loans acquired	785,551	3,953	789,504
Allowance for credit losses on loans	(5,980)	3,621	(2,359)
Premises and equipment	9,540	(4,099)	5,441
Bank owned life insurance	21,287	—	21,287
Core deposit intangible	88	4,071	4,159
Other assets	13,036	(4,605)	8,431
Total assets acquired	$966,006	$2,816	$968,822

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$110,393	$—	$110,393
Interest bearing transaction accounts and savings deposits	425,777	—	425,777
Time deposits	266,835	(334)	266,501
Total deposits	803,005	(334)	802,671
Other borrowings	47,023	—	47,023
Accrued interest and other liabilities	8,459	(3,122)	5,337
Total liabilities assumed	858,487	(3,456)	855,031
Equity	107,519	(107,519)	—
Total equity assumed	107,519	(107,519)	—
Total liabilities and equity assumed	$966,006	$(110,975)	$855,031
Net assets acquired			113,791
Purchase price			145,195
Goodwill			$31,404

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

Prior to the acquisition, Triumph, headquartered in Memphis, Tennessee, conducted banking business through its subsidiary bank, Triumph Bank, from 6 branches located in the Memphis and Nashville, Tennessee, metropolitan areas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $847.2 million in assets, including approximately $698.8 million in loans (inclusive of loan discounts), and approximately $719.7 million in deposits.

Goodwill of $39.9 million was recorded as a result of the transaction. The merger strengthened the Company’s market share and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Triumph acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Triumph	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$7,484	$—	$7,484
Due from banks - time	495	—	495
Investment securities	130,571	(1,116)	129,455
Loans acquired	702,460	(3,674)	698,786
Allowance for credit losses on loans	(12,617)	1,525	(11,092)
Premises and equipment	2,774	484	3,258
Goodwill	1,550	(1,550)	—
Core deposit intangible	—	5,136	5,136
Other assets	12,806	897	13,703
Total assets acquired	$845,523	$1,702	$847,225

Liabilities Assumed
Deposits:
Non-interest bearing transaction accounts	$115,729	$—	$115,729
Interest bearing transaction accounts and savings deposits	383,434	—	383,434
Time deposits	219,477	1,094	220,571
Total deposits	718,640	1,094	719,734
Securities sold under agreement to repurchase	2,854	—	2,854
Other borrowings	30,700	—	30,700
Accrued interest and other liabilities	2,882	455	3,337
Total liabilities assumed	755,076	1,549	756,625
Equity	90,446	(90,446)	—
Total equity assumed	90,446	(90,446)	—
Total liabilities and equity assumed	$845,522	$(88,897)	$756,625
Net assets acquired			90,600
Purchase price			130,544
Goodwill			$39,944

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related remaining net unrealized losses of $151.9 million and net unrealized gains of $791,000, respectively, in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

June 30, 2022
U.S. Government agencies	$446,789	$—	$446,789	$—	$(67,286)	$379,503
Mortgage-backed securities	1,244,713	—	1,244,713	3,951	(61,982)	1,186,682
State and political subdivisions	1,869,027	(103)	1,868,924	240	(397,081)	1,472,083
Other securities	260,534	(1,278)	259,256	85	(18,647)	240,694
Total HTM	$3,821,063	$(1,381)	$3,819,682	$4,276	$(544,996)	$3,278,962

December 31, 2021
U.S. Government agencies	$232,609	$—	$232,609	$—	$(7,914)	$224,695
Mortgage-backed securities	70,342	—	70,342	232	(1,425)	69,149
State and political subdivisions	1,210,248	(1,197)	1,209,051	6,166	(8,462)	1,206,755
Other securities	17,301	(82)	17,219	—	(440)	16,779
Total HTM	$1,530,500	$(1,279)	$1,529,221	$6,398	$(18,241)	$1,517,378

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of June 30, 2022, HTM MBS consists of $152.2 million and $1.09 billion of commercial MBS and residential MBS, respectively. As of December 31, 2021, HTM MBS consists of $4.9 million and $65.5 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

June 30, 2022
U.S. Treasury	$1,447	$—	$—	$(6)	$1,441
U.S. Government agencies	202,528	—	339	(4,534)	198,333
Mortgage-backed securities	3,150,519	—	4	(186,589)	2,963,934
State and political subdivisions	1,103,260	—	518	(188,523)	915,255
Other securities	272,424	—	645	(10,385)	262,684
Total AFS	$4,730,178	$—	$1,506	$(390,037)	$4,341,647

December 31, 2021
U.S. Treasury	$300	$—	$—	$—	$300
U.S. Government agencies	374,754	—	495	(10,608)	364,641
Mortgage-backed securities	4,485,548	—	6,307	(43,239)	4,448,616
State and political subdivisions	1,791,097	—	30,556	(1,995)	1,819,658
Other securities	479,162	—	6,647	(5,479)	480,330
Total AFS	$7,130,861	$—	$44,005	$(61,321)	$7,113,545

As of June 30, 2022, AFS MBS consists of $1.31 billion and $1.66 billion of commercial MBS and residential MBS, respectively. As of December 31, 2021, AFS MBS consists of $1.53 billion and $2.92 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at June 30, 2022 was $15.4 million and $20.5 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of June 30, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$1,441	$(6)	$—	$—	$1,441	$(6)
U.S. Government agencies	110,444	(3,226)	50,341	(1,308)	160,785	(4,534)
Mortgage-backed securities	2,082,115	(125,904)	880,256	(60,685)	2,962,371	(186,589)
State and political subdivisions	714,786	(117,930)	150,324	(70,593)	865,110	(188,523)
Other securities	195,830	(8,320)	14,237	(2,065)	210,067	(10,385)
Total AFS	$3,104,616	$(255,386)	$1,095,158	$(134,651)	$4,199,774	$(390,037)

As of June 30, 2022, the Company’s investment portfolio included $4.34 billion of AFS securities, of which $4.20 billion, or 96.7%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2022 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2022
Held-to-maturity
Beginning balance, April 1, 2022	$1,285	$92	$1,377
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	(1,183)	1,183	—
Recoveries	1	3	4
Ending balance, June 30, 2022	$103	$1,278	$1,381

Six Months Ended June 30, 2022
Held-to-maturity
Beginning balance, January 1, 2022	$1,197	$82	$1,279
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	(1,183)	1,183	—
Recoveries	89	13	102
Ending balance, June 30, 2022	$103	$1,278	$1,381

Activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2021 on the Company’s HTM and AFS securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to AFS securities recorded for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the provision for credit losses was reduced by $2,454,000 and $312,000, respectively, related to AFS securities.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2022:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$194,105	$275,834	$—	$469,939	$—
Aa/AA	667,088	505,305	—	1,172,393	—
A	47,636	157,423	—	205,059	172,341
Baa/BBB	—	5,935	—	5,935	53,364
Not Rated	8,829	6,872	—	15,701	34,829
Total	$917,658	$951,369	$—	$1,869,027	$260,534

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

Income earned on securities for the three and six months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Taxable:
Held-to-maturity	$10,578	$837	$12,490	$1,350
Available-for-sale	11,217	13,757	27,453	23,364

Non-taxable:
Held-to-maturity	10,088	3,030	16,190	5,034
Available-for-sale	5,965	9,504	15,427	18,953
Total	$37,848	$27,128	$71,560	$48,701

The amortized cost and estimated fair value by maturity of securities as of June 30, 2022 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$3,794	$3,813	$4,084	$4,077
After one through five years	7,513	7,556	171,681	167,509
After five through ten years	313,724	290,805	278,500	269,311
After ten years	2,251,319	1,790,105	1,124,785	936,207
Securities not due on a single maturity date	1,244,713	1,186,683	3,150,519	2,963,934
Other securities (no maturity)	—	—	609	609
Total	$3,821,063	$3,278,962	$4,730,178	$4,341,647

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $4.16 billion at June 30, 2022 and $3.88 billion at December 31, 2021.

There were no gross realized gains and approximately $150,000 of gross realized losses from the sale and calls of securities during the three months ended June 30, 2022, and approximately $37,000 of gross realized gains and $240,000 of gross realized losses from the sale and call of securities during the six months ended June 30, 2022. There were approximately $5.2 million of gross realized gains and $26,000 of gross realized losses from the sale of securities during the three months ended June 30, 2021, and approximately $10.6 million of gross realized gains and $39,000 of gross realized losses from the sale of securities during the six months ended June 30, 2021. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2022 and 2021.

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

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Spirit Acquisition

In connection with the Spirit acquisition, the Company acquired a portfolio of loans which were identified as held for sale by the acquired bank prior to the completion of the acquisition. These loans were valued at $31.3 million, net of fair value discounts, at the date of acquisition. As of June 30, 2022, the remaining balance of loans held for sale, net of fair value discounts, was $16.4 million.

As of June 30, 2022, there were no outstanding other liabilities held for sale.

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

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At June 30, 2022, the Company’s loan portfolio was $15.11 billion, compared to $12.01 billion at December 31, 2021. The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$189,684	$187,052
Other consumer	204,692	168,318
Total consumer	394,376	355,370
Real Estate:
Construction and development	2,082,688	1,326,371
Single family residential	2,357,942	2,101,975
Other commercial	7,082,055	5,738,904
Total real estate	11,522,685	9,167,250
Commercial:
Commercial	2,612,256	1,992,043
Agricultural	218,743	168,717
Total commercial	2,830,999	2,160,760
Other	362,284	329,123
Total loans	$15,110,344	$12,012,503

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $31.8 million and $21.5 million at June 30, 2022 and December 31, 2021, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $46.5 million and $39.8 million at June 30, 2022 and December 31, 2021, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the CARES Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of June 30, 2022 and December 31, 2021, the total outstanding balance of PPP loans was $19.5 million and $116.7 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$325	$377
Other consumer	334	381
Total consumer	659	758
Real estate:
Construction and development	3,292	2,296
Single family residential	21,046	19,268
Other commercial	20,281	26,953
Total real estate	44,619	48,517
Commercial:
Commercial	17,237	18,774
Agricultural	142	152
Total commercial	17,379	18,926
Other	13	3
Total	$62,670	$68,204

As of June 30, 2022 and December 31, 2021, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $11.8 million and $14.5 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2022
Consumer:
Credit cards	$823	$282	$1,105	$188,579	$189,684	$180
Other consumer	786	81	867	203,825	204,692	—
Total consumer	1,609	363	1,972	392,404	394,376	180
Real estate:
Construction and development	578	1,610	2,188	2,080,500	2,082,688	—
Single family residential	12,399	10,590	22,989	2,334,953	2,357,942	552
Other commercial	3,788	14,682	18,470	7,063,585	7,082,055	—
Total real estate	16,765	26,882	43,647	11,479,038	11,522,685	552
Commercial:
Commercial	5,202	8,148	13,350	2,598,906	2,612,256	172
Agricultural	141	44	185	218,558	218,743	—
Total commercial	5,343	8,192	13,535	2,817,464	2,830,999	172
Other	—	13	13	362,271	362,284	—
Total	$23,717	$35,450	$59,167	$15,051,177	$15,110,344	$904

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2021
Consumer:
Credit cards	$847	$413	$1,260	$185,792	$187,052	$247
Other consumer	1,149	130	1,279	167,039	168,318	—
Total consumer	1,996	543	2,539	352,831	355,370	247
Real estate:
Construction and development	114	504	618	1,325,753	1,326,371	—
Single family residential	11,313	9,398	20,711	2,081,264	2,101,975	102
Other commercial	2,474	12,268	14,742	5,724,162	5,738,904	—
Total real estate	13,901	22,170	36,071	9,131,179	9,167,250	102
Commercial:
Commercial	4,812	10,074	14,886	1,977,157	1,992,043	—
Agricultural	13	117	130	168,587	168,717	—
Total commercial	4,825	10,191	15,016	2,145,744	2,160,760	—
Other	—	3	3	329,120	329,123	—
Total	$20,722	$32,907	$53,629	$11,958,874	$12,012,503	$349

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

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
June 30, 2022
Real estate:
Single-family residential	24	$1,902	13	$1,122	37	$3,024
Other commercial	1	753	—	—	1	753
Total real estate	25	2,655	13	1,122	38	3,777
Commercial:
Commercial	—	—	3	1,401	3	1,401
Total commercial	—	—	3	1,401	3	1,401
Total	25	$2,655	16	$2,523	41	$5,178

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2021
Real estate:
Single-family residential	28	$3,087	14	$1,196	42	$4,283
Other commercial	1	766	2	48	3	814
Total real estate	29	3,853	16	1,244	45	5,097
Commercial:
Commercial	2	436	2	1,406	4	1,842
Total commercial	2	436	2	1,406	4	1,842
Total	31	$4,289	18	$2,650	49	$6,939

The following table presents loans that were restructured as TDRs during the three and six month periods ended June 30, 2022 and 2021.

(Dollars in thousands)	Number of loans	Balance Prior to TDR	Balance at June 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three and Six Months Ended June 30, 2022
Real estate:
Other commercial	1	$13	$13	$—	$13	$—
Total real estate	1	$13	$13	$—	$13	$—

Three and Six Months Ended June 30, 2021
Real estate:
Other commercial	1	$784	$778	$—	$778	$—
Total real estate	1	$784	$778	$—	$778	$—

During the three and six months ended June 30, 2022, the Company modified one loan with a recorded investment of $13,000 prior to modification, which was deemed a TDR. The restructured loan was modified by reducing the interest rate on the loan. No specific reserve was recorded with respect to this TDR. Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the three and six months ended June 30, 2021, the Company modified one loan with a recorded investment of $784,000 prior to modification, which was deemed a TDR. The restructured loan was modified by deferring amortized principal payments and requiring interest only payments for a period of up to 12 months. A specific reserve of approximately $5,100 was recorded with respect to this TDR. Also, there was no immediate financial impact from the restructuring of this loan, as it was not considered necessary to charge-off interest or principal on the date of restructure.

Additionally, there were no loans considered TDRs for which a payment default occurred during the six months ended June 30, 2022 or 2021. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which Other Real Estate Owned (“OREO”) was received in full or partial satisfaction of the loans during the three and six month periods ended June 30, 2022 or 2021. At June 30, 2022 and December 31, 2021, the Company had $2,420,000 and $1,806,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2022 and December 31, 2021, the Company had $524,000 and $831,000, respectively, of OREO secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of June 30, 2022, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022 (YTD)	2021	2020	2019	2018	2017 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$188,579	$—	$188,579
30-89 days past due	—	—	—	—	—	—	823	—	823
90+ days past due	—	—	—	—	—	—	282	—	282
Total consumer - credit cards	—	—	—	—	—	—	189,684	—	189,684
Consumer - other
Delinquency:
Current	113,647	37,547	15,582	7,499	4,689	4,961	19,897	3	203,825
30-89 days past due	121	308	85	59	21	173	19	—	786
90+ days past due	—	17	8	5	4	39	8	—	81
Total consumer - other	113,768	37,872	15,675	7,563	4,714	5,173	19,924	3	204,692
Real estate - C&D
Risk rating:
Pass	141,408	112,131	82,372	28,611	21,030	21,377	1,669,088	346	2,076,363
Special mention	—	—	—	257	—	45	—	—	302
Substandard	1,955	91	12	14	32	151	3,768	—	6,023
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	143,363	112,222	82,384	28,882	21,062	21,573	1,672,856	346	2,082,688
Real estate - SF residential
Delinquency:
Current	345,078	444,223	281,134	173,339	234,911	554,820	296,238	5,210	2,334,953
30-89 days past due	357	1,492	434	2,311	1,533	5,348	924	—	12,399
90+ days past due	—	419	475	607	1,213	6,693	1,183	—	10,590
Total real estate - SF residential	345,435	446,134	282,043	176,257	237,657	566,861	298,345	5,210	2,357,942
Real estate - other commercial
Risk rating:
Pass	1,122,003	1,607,077	704,790	389,165	270,028	870,569	1,726,593	19,805	6,710,030
Special mention	32,585	13,784	34,233	2,815	6,836	30,804	61,082	—	182,139
Substandard	37,988	19,126	15,535	4,606	15,386	47,629	49,616	—	189,886
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,192,576	1,639,987	754,558	396,586	292,250	949,002	1,837,291	19,805	7,082,055
Commercial
Risk rating:
Pass	390,270	403,212	193,069	87,732	49,283	75,417	1,336,375	38,411	2,573,769
Special mention	88	1,266	120	70	11	1,022	3,596	—	6,173
Substandard	2,541	4,792	796	1,389	2,334	5,432	14,098	931	32,313
Doubtful and loss	—	—	—	—	—	—	—	1	1
Total commercial	392,899	409,270	193,985	89,191	51,628	81,871	1,354,069	39,343	2,612,256
Commercial - agriculture
Risk rating:
Pass	25,266	27,616	13,144	7,172	1,832	1,942	140,470	558	218,000
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	58	—	99	55	1	530	—	743
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	25,266	27,674	13,144	7,271	1,887	1,943	141,000	558	218,743
Other
Delinquency:
Current	44,083	31,049	9,005	5,973	23,119	28,484	219,605	953	362,271
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	13	—	—	13
Total other	44,083	31,049	9,005	5,973	23,119	28,497	219,605	953	362,284
Total	$2,257,390	$2,704,208	$1,350,794	$711,723	$632,317	$1,654,920	$5,732,774	$66,218	$15,110,344

The following table presents a summary of loans by credit quality indicator, as of December 31, 2021, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$185,792	$—	$185,792
30-89 days past due	—	—	—	—	—	—	847	—	847
90+ days past due	—	—	—	—	—	—	413	—	413
Total consumer - credit cards	—	—	—	—	—	—	187,052	—	187,052
Consumer - other
Delinquency:
Current	97,830	21,885	11,712	6,756	5,416	3,833	19,607	—	167,039
30-89 days past due	265	121	164	49	219	156	175	—	1,149
90+ days past due	23	23	28	21	13	22	—	—	130
Total consumer - other	98,118	22,029	11,904	6,826	5,648	4,011	19,782	—	168,318
Real estate - C&D
Risk rating:
Pass	74,813	83,729	28,803	17,349	8,505	9,319	1,074,617	20,285	1,317,420
Special mention	—	—	270	—	—	47	—	—	317
Substandard	191	77	16	54	324	423	5,598	1,951	8,634
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	75,004	83,806	29,089	17,403	8,829	9,789	1,080,215	22,236	1,326,371
Real estate - SF residential
Delinquency:
Current	419,605	335,788	185,190	260,037	193,110	421,957	256,155	9,422	2,081,264
30-89 days past due	1,061	883	1,662	791	1,077	4,360	1,479	—	11,313
90+ days past due	27	561	507	1,199	1,358	5,104	570	72	9,398
Total real estate - SF residential	420,693	337,232	187,359	262,027	195,545	431,421	258,204	9,494	2,101,975
Real estate - other commercial
Risk rating:
Pass	1,349,746	807,701	375,824	267,696	476,029	537,493	1,409,099	164,856	5,388,444
Special mention	28,151	30,981	2,799	6,650	39,361	4,801	38,638	1,608	152,989
Substandard	28,137	10,186	5,243	10,806	30,060	27,107	53,860	32,072	197,471
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,406,034	848,868	383,866	285,152	545,450	569,401	1,501,597	198,536	5,738,904
Commercial
Risk rating:
Pass	455,499	187,517	80,486	57,437	36,529	57,099	1,004,971	41,885	1,921,423
Special mention	670	2,482	1,066	189	261	2,770	8,500	10,499	26,437
Substandard	3,436	18,381	4,397	1,196	578	850	8,242	7,103	44,183
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	459,605	208,380	85,949	58,822	37,368	60,719	1,021,713	59,487	1,992,043
Commercial - agriculture
Risk rating:
Pass	32,780	20,230	10,253	3,646	2,364	459	98,245	327	168,304
Special mention	—	—	—	—	—	—	—	—	—
Substandard	191	25	27	53	22	3	23	69	413
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	32,971	20,255	10,280	3,699	2,386	462	98,268	396	168,717
Other
Delinquency:
Current	24,247	4,740	1,236	22,438	6,692	5,578	264,189	—	329,120
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	24,247	4,740	1,236	22,438	6,692	5,581	264,189	—	329,123
Total	$2,516,672	$1,525,310	$709,683	$656,367	$801,918	$1,081,384	$4,431,020	$290,149	$12,012,503

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $97.5 million and $47.1 million as of June 30, 2022 and December 31, 2021, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
June 30, 2022
Construction and development	$2,682	$—	$2,682
Single family residential	1,944	—	1,944
Other commercial real estate	84,094	—	84,094
Commercial	—	8,773	8,773
Total	$88,720	$8,773	$97,493

December 31, 2021
Construction and development	$2,489	$—	$2,489
Single family residential	1,838	—	1,838
Other commercial real estate	32,849	—	32,849
Commercial	—	9,913	9,913
Total	$37,176	$9,913	$47,089

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2022
Beginning balance, April 1, 2022	$9,177	$161,389	$2,894	$5,464	$178,924
Acquisition adjustment for PCD loans	854	3,187	—	2	4,043
Provision for credit loss expense	22,853	1,629	4,470	1,454	30,406
Charge-offs	(688)	(124)	(1,004)	(518)	(2,334)
Recoveries	621	400	249	302	1,572
Net charge-offs	(67)	276	(755)	(216)	(762)
Ending balance, June 30, 2022	$32,817	$166,481	$6,609	$6,704	$212,611

Six Months Ended June 30, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Acquisition adjustment for PCD loans	854	3,187	—	2	4,043
Provision for credit loss expense	20,334	(16,193)	4,023	2,328	10,492
Charge-offs	(7,007)	(600)	(1,924)	(932)	(10,463)
Recoveries	1,178	817	523	689	3,207
Net charge-offs	(5,829)	217	(1,401)	(243)	(7,256)
Ending balance, June 30, 2022	$32,817	$166,481	$6,609	$6,704	$212,611

Activity in the allowance for credit losses for the three and six months ended June 30, 2021 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2021
Beginning balance, April 1, 2021	$34,633	$195,826	$2,172	$2,485	$235,116
Provision for credit losses	(6,678)	(8,522)	4,072	1,117	(10,011)
Charge-offs	(309)	(439)	(1,046)	(411)	(2,205)
Recoveries	2,147	1,523	244	425	4,339
Net (charge-offs) recoveries	1,838	1,084	(802)	14	2,134
Ending balance, June 30, 2021	$29,793	$188,388	$5,442	$3,616	$227,239

Six Months Ended June 30, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Provision for credit loss expense	(13,599)	5,720	(515)	(1,617)	(10,011)
Charge-offs	(1,168)	(2,126)	(2,049)	(1,113)	(6,456)
Recoveries	2,467	1,926	534	729	5,656
Net (charge-offs) recoveries	1,299	(200)	(1,515)	(384)	(800)
Ending balance, June 30, 2021	$29,793	$188,388	$5,442	$3,616	$227,239

As of June 30, 2022, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. The provision for credit losses for the three and six months ended June 30, 2022 was primarily due to the Day 2 provision expense related to the Spirit acquisition, partially offset by the provision recapture based upon improved asset credit quality metrics combined with improved Moody’s economic modeling scenarios.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.9 million and $22.4 million as of June 30, 2022 and December 31, 2021, respectively. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. For the three and six month periods ended June 30, 2022, an adjustment to the reserve for unfunded commitments resulted in an expense of $3.5 million associated with the Day 2 provision related to the Spirit acquisition and was included in the provision for credit losses in the statement of income. No adjustment was made to the reserve for unfunded commitments during the three and six months ended June 30, 2021 as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three and six month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Provision for credit losses related to:
Loans	$30,406	$(10,011)	$10,492	$(10,011)
Unfunded commitments	3,453	—	3,453	—
Securities - HTM	—	(486)	—	(1,183)
Securities - AFS	—	(2,454)	—	(312)
Total	$33,859	$(12,951)	$13,945	$(11,506)

Purchased Credit Deteriorated (“PCD”) Loans

Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit loss on the date of acquisition using the same methodology as discussed in the Allowance for Credit Losses section included above.

The following table provides a summary of loans purchased during the fourth quarter of 2021 as part of the Landmark acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	$11,046	$55,549	$—	$67	$66,662
PCD allowance for credit loss at acquisition	(350)	(2,008)	—	(1)	(2,359)
Non-credit related discount	(160)	(2,415)	—	(2)	(2,577)
Fair value of PCD loans	$10,536	$51,126	$—	$64	$61,726

The following table provides a summary of loans purchased during the fourth quarter of 2021 as part of the Triumph acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	$40,466	$80,803	$—	$15	$121,284
PCD allowance for credit loss at acquisition	(2,999)	(8,093)	—	—	(11,092)
Non-credit related discount	(279)	(1,314)	—	(1)	(1,594)
Fair value of PCD loans	$37,188	$71,396	$—	$14	$108,598

The following table provides a summary of loans purchased during the second quarter of 2022 as part of the Spirit acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	$8,258	$66,534	$—	$59	$74,851
PCD allowance for credit loss at acquisition	(854)	(3,187)	—	(2)	(4,043)
Non-credit related discount	(378)	(998)	—	(1)	(1,377)
Fair value of PCD loans	$7,026	$62,349	$—	$56	$69,431

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of June 30, 2022 and December 31, 2021 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Right-of-use lease assets	$51,879	$48,855
Lease liabilities	52,696	49,321

Weighted average remaining lease term	8.00 years	7.96 years
Weighted average discount rate	2.02%	2.00%

Operating lease cost for the three and six month periods ended June 30, 2022 was $3.7 million and $6.9 million, respectively, as compared to $2.9 million and $5.7 million for the same periods in 2021.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Right-of-use lease assets	$51,879	$48,855
Premises and equipment:
Land	122,827	101,728
Buildings and improvements	364,076	320,844
Furniture, fixtures and equipment	112,688	107,122
Software	67,215	66,947
Construction in progress	21,206	9,117
Accumulated depreciation and amortization	(186,829)	(171,144)
Total premises and equipment, net	$553,062	$483,469

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.31 billion and $1.15 billion at June 30, 2022 and December 31, 2021, respectively. Goodwill increased $164.5 million during the six months ended June 30, 2022 primarily due to the Spirit acquisition, along with adjustments related to the continued assessment of the fair value and assumed tax position of the Landmark and Triumph acquisitions.

Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2022 or the year ended December 31, 2021. During the second quarter of 2022, the Company performed an annual goodwill impairment analysis and concluded no impairment existed. Also during the second quarter of 2022, the Company’s share price began to decline as markets in the United States responded to record inflation and other economic pressures. As a result of the effect on share price, the Company performed an interim goodwill impairment assessment and concluded no impairment existed during the period.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Core deposit premiums:
Balance, beginning of year	$93,862	$97,363
Acquisitions(1)	36,500	9,295
Disposition of intangible asset(2)	—	(674)
Amortization	(6,895)	(12,122)
Balance, end of period	123,467	93,862
Books of business and other intangibles:
Balance, beginning of year	12,373	13,747
Acquisitions(3)	2,131	—
Amortization	(686)	(1,374)
Balance, end of period	13,818	12,373
Total other intangible assets, net	$137,285	$106,235
_________________________
(1)    A core deposit premium of $36.5 million was recorded during 2022 as part of the Spirit acquisition. Core deposit premiums of $5.1 million and $4.2 million were recorded during 2021 as part of the Triumph and Landmark acquisitions, respectively. See Note 2, Acquisitions, for additional information on acquisitions.
(2)    Adjustments recorded for the premiums on certain deposit liabilities associated with the sale of banking operations.
(3)    The Company recorded $2.1 million during 2022 related to servicing assets acquired as part of the Spirit acquisition. See Note 2, Acquisitions, for additional information on acquisitions.

The carrying basis and accumulated amortization of the Company’s other intangible assets at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Core deposit premiums:
Gross carrying amount	$189,996	$153,496
Accumulated amortization	(66,529)	(59,634)
Core deposit premiums, net	123,467	93,862
Books of business and other intangibles:
Gross carrying amount	22,068	19,937
Accumulated amortization	(8,250)	(7,564)
Books of business and other intangibles, net	13,818	12,373
Total other intangible assets, net	$137,285	$106,235

The Company’s estimated remaining amortization expense on other intangible assets as of June 30, 2022 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2022	$8,209
	2023	16,187
	2024	15,285
	2025	12,700
	2026	12,227
	Thereafter	72,677
	Total	$137,285

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.01 billion and $784.9 million of certificates of deposit over $250,000 at June 30, 2022 and December 31, 2021, respectively. Brokered time deposits were $1.35 billion and $466.0 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Income taxes currently payable	$15,341	$13,930	$20,460	$25,066
Deferred income taxes	(8,190)	3,088	917	6,315
Provision for income taxes	$7,151	$17,018	$21,377	$31,381

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Loans acquired	$7,656	$4,832
Allowance for credit losses	50,577	48,462
Valuation of foreclosed assets	628	628
Tax NOLs from acquisition	13,949	13,537
Deferred compensation payable	3,545	3,426
Accrued equity and other compensation	5,202	5,776
Acquired securities	19,795	223
Right-of-use lease liability	12,804	11,984
Unrealized loss on AFS securities	139,084	8,164
Allowance for unfunded commitments	6,300	5,442
Other	6,059	7,202
Gross deferred tax assets	265,599	109,676
Deferred tax liabilities:
Goodwill and other intangible amortization	(45,670)	(38,329)
Accumulated depreciation	(25,183)	(26,347)
Right-of-use lease asset	(12,605)	(11,871)
Unrealized gain on swaps	—	(2,767)
Other	(4,271)	(3,718)
Gross deferred tax liabilities	(87,729)	(83,032)

Net deferred tax asset	$177,870	$26,644

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Computed at the statutory rate (21%)	$7,267	$19,305	$23,924	$36,477
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(560)	1,488	565	3,378
Stock-based compensation	97	(66)	(105)	37
Tax exempt interest income	(3,619)	(2,741)	(7,022)	(5,251)
Tax exempt earnings on BOLI	(465)	(319)	(890)	(560)
Federal tax credits	(949)	(589)	(1,537)	(1,179)
Other differences, net	5,380	(60)	6,442	(1,521)
Actual tax provision	$7,151	$17,018	$21,377	$31,381

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $54.6 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $146.1 million and $170.4 million at June 30, 2022 and December 31, 2021, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2022
Repurchase agreements:
U.S. Government agencies	$146,101	$—	$—	$—	$146,101

December 31, 2021
Repurchase agreements:
U.S. Government agencies	$170,403	$—	$—	$—	$170,403

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2022 and December 31, 2021 consisted of the following components:

	June 30,	December 31,
(In thousands)	2022	2021
Other Borrowings
FHLB advances, net of discount, due 2028 to 2034, 1.06% to 5.53% secured by real estate loans	$1,029,215	$1,306,143
Other long-term debt	31,029	31,830
Total other borrowings	1,060,244	1,337,973

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,341	—
Trust preferred securities, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	10,310	10,310
Trust preferred securities, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	10,310	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	6,702	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	25,408	25,329
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	3,050	3,041
Unamortized debt issuance costs	(1,428)	(1,561)
Total subordinated notes and debentures	421,693	384,131
Total other borrowings and subordinated debt	$1,481,937	$1,722,104

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

The Company assumed subordinated debt in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (the “Spirit Notes”). The Spirit Notes will mature on July 24, 2030, and initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears.

The Company had total FHLB advances of $1.03 billion and $1.31 billion at June 30, 2022 and December 31, 2021, respectively, which are primarily FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Typically, FOTO exercise dates follow a specified lockout period at the beginning of the term when FHLB cannot terminate the FOTO advance. If FHLB exercises its option to terminate the FOTO advance at one of the specified option exercise dates, there is no termination or prepayment fee, and replacement funding will be available at then-prevailing market rates, subject to FHLB’s credit and collateral requirements. The Company’s FOTO advances outstanding at June 30, 2022 have original maturity dates of ten years to fifteen years with lockout periods that have expired and, as a result, are considered and monitored by the Company as short-term advances. The possibility of the FHLB exercising the options is continually analyzed by the Company along with the market expected rate outcome. At June 30, 2022, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $4.9 billion and the Company had approximately $3.7 billion of additional advances available from the FHLB.

The trust preferred securities are tax-advantaged issues that qualify for inclusion as Tier 2 capital at June 30, 2022. Distributions on these securities are included in interest expense on long-term debt. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payments on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Company has received approval from the Federal Reserve to redeem the five issuances of trust preferred securities and expects to complete the redemptions during the third quarter of 2022.

The Company’s long-term debt primarily includes subordinated debt and long-term FHLB advances with an original maturity of greater than one year. Aggregate annual maturities of long-term debt at June 30, 2022, are as follows:

Year	(In thousands)
Remainder of 2022	$777
2023	1,608
2024	1,693
2025	4,841
2026	1,844
Thereafter	446,175
Total	$456,938

NOTE 13: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings incidental to the conduct of our business, including proceedings based on breach of contract claims, lender liability claims, and other ordinary-course claims, some of which seek substantial relief or damages.

On May 22, 2019, Danny Walkingstick and Whitnye Fort filed a putative class action complaint against Simmons Bank in the United States District Court for the Western District of Missouri. The operative complaint alleges that Simmons Bank improperly charges overdraft fees on transactions that did not actually overdraw customers’ accounts by utilizing the checking account’s “available balance” to assess overdraft fees instead of the “ledger balance.” Plaintiffs’ claims include breach of contract and unjust enrichment, and they seek to represent a proposed class of all Simmons Bank checking account customers who were assessed an overdraft fee on a transaction that purportedly did not overdraw the account. Plaintiffs seek unspecified damages, costs, attorneys’ fees, pre- and post-judgment interest, and other relief as the Court deems proper for themselves and the putative class. Simmons Bank denies the allegations but has entered into a settlement agreement and release with the plaintiffs on behalf of themselves and the proposed class to resolve this matter, subject to the court’s final approval. The settlement is not expected to have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

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

NOTE 14: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. As of June 30, 2022, the aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

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

During January 2022, the Company substantially exhausted the repurchase capacity under the 2019 Program. As a result, the Company’s Board of Directors authorized a new stock repurchase program in January 2022 (the “2022 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2022 Program will terminate on January 31, 2024 (unless terminated sooner).

During the six month period ended June 30, 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 2,035,324 shares at an average price of $24.59 per share under the 2022 Program, respectively. The 2022 Program repurchases were all completed during the three months ended June 30, 2022. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company repurchased 130,916 shares at an average price of $23.53 per share under the 2019 Program during the six months ended June 30, 2021. No shares were repurchased during the three months ended June 30, 2021.

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

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At June 30, 2022, Simmons Bank had approximately $232.5 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of June 30, 2022, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 12.10% at June 30, 2022.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the six months ended June 30, 2022:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2022	473	$22.50	2	$22.20	1,111	$26.49
Granted	—	—	—	—	645	26.86
Stock options exercised	(2)	13.89	—	—	—	—
Stock awards/units vested (earned)	—	—	(2)	22.20	(348)	26.70
Forfeited/expired	—	—	—	—	(50)	25.21

Balance, June 30, 2022	471	$22.54	—	$—	1,358	$26.67

Exercisable, June 30, 2022	471	$22.54

The following table summarizes information about stock options under the plans outstanding at June 30, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$10.65	—	$10.65	1	0.54	$10.65	1	$10.65
20.29	—	20.29	47	2.50	20.29	47	20.29
22.20	—	22.20	51	2.73	22.20	51	22.20
22.75	—	22.75	293	3.11	22.75	293	22.75
23.51	—	23.51	72	3.56	23.51	72	23.51
24.07	—	24.07	7	3.21	24.07	7	24.07
$10.65	—	$24.07	471	3.07	$22.54	471	$22.54

The table below summarizes the Company’s performance stock unit activity for the six months ended June 30, 2022:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2022	257
Granted	181
Vested (earned)	(75)
Forfeited	(10)
Non-vested, June 30, 2022	353

Stock-based compensation expense was $8.2 million and $7.6 million during the six month periods ended June 30, 2022 and 2021, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2022. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $24.1 million at June 30, 2022. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.8 years.

The intrinsic value of stock options outstanding and stock options exercisable at June 30, 2022 was $61,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.26 as of June 30, 2022, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the six months ended June 30, 2022, while the total intrinsic value of stock options exercised during the six months ended June 30, 2021 was $1.3 million.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2022 and 2021.

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

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income available to common stockholders	$27,454	$74,911	$92,549	$142,318

Average common shares outstanding	128,313	108,362	120,420	108,286
Average potential dilutive common shares	407	460	407	460
Average diluted common shares	128,720	108,822	120,827	108,746

Basic earnings per share	$0.21	$0.69	$0.77	$1.31
Diluted earnings per share	$0.21	$0.69	$0.77	$1.31

There were 6,610 stock options excluded from the three months ended June 30, 2022 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were no stock options excluded from the earnings per share calculation for the six months ended June 30, 2022 due to the related exercise price exceeding the average market price. There were no stock options excluded from the earnings per share calculation for the three and six months ended June 30, 2021 due to the related stock option exercise price exceeding the average market price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2022	2021
Interest paid	$36,049	$44,281
Income taxes (refunded) paid	4,881	(32,980)
Transfers of loans to foreclosed assets held for sale	581	3,289
Transfers of premises held for sale to other real estate owned	—	4,368
Transfers of assets held for sale to other assets	100	—

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and six months ended June 30, 2022 was $6.8 million and $14.1 million, respectively. Other income for the same periods in 2021 was $8.4 million and $18.9 million, respectively. During the six month period ended June 30, 2021, the Company recognized a gain on sale of $5.9 million related to the sale of banking operations and bank branches.

Other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Professional services	$4,202	$4,561	$9,648	$9,808
Postage	2,217	1,943	4,343	4,313
Telephone	1,695	1,610	3,253	3,242
Credit card expense (1)	3,037	2,530	5,743	4,861
Marketing	8,754	4,740	14,894	7,893
Software and technology	10,078	9,857	20,225	20,108
Operating supplies	713	838	1,411	1,408
Amortization of intangibles	4,096	3,332	7,582	6,676
Branch right sizing expense	292	468	1,201	1,093
Other expense	9,399	7,319	17,829	13,859
Total other operating expenses	$44,483	$37,198	$86,129	$73,261
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

At June 30, 2022, the Company had outstanding commitments to extend credit aggregating approximately $691.6 million and $4.94 billion for credit card commitments and other loan commitments, respectively. At December 31, 2021, the Company had outstanding commitments to extend credit aggregating approximately $685.3 million and $3.41 billion for credit card commitments and other loan commitments, respectively.

As of June 30, 2022, the Company had outstanding commitments to originate fixed rate-rate mortgage loans of approximately $59.1 million. At December 31, 2021, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $108.5 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $41.3 million and $37.7 million at June 30, 2022, and December 31, 2021, respectively, with terms ranging from 9 months to 15 years. At June 30, 2022 and December 31, 2021, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $142.8 million and $59.1 million at June 30, 2022 and December 31, 2021, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2022 and December 31, 2021, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Available-for-sale securities
U.S. Treasury	$1,441	$1,441	$—	$—
U.S. Government agencies	198,333	—	198,333	—
Mortgage-backed securities	2,963,934	—	2,963,934	—
State and political subdivisions	915,255	—	915,255	—
Other securities	262,684	—	262,684	—
Mortgage loans held for sale	14,437	—	—	14,437
Derivative asset	95,113	—	95,113	—
Derivative liability	(25,384)	—	(25,384)	—

December 31, 2021
Available-for-sale securities
U.S. Treasury	$300	$300	$—	$—
U.S. Government agencies	364,641	—	364,641	—
Mortgage-backed securities	4,448,616	—	4,448,616	—
States and political subdivisions	1,819,658	—	1,819,658	—
Other securities	480,330	—	480,330	—
Mortgage loans held for sale	36,356	—	—	36,356
Derivative asset	25,852	—	25,852	—
Derivative liability	(15,443)	—	(15,443)	—

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Individually assessed loans (1) (2) (collateral-dependent)	$96,053	$—	$—	$96,053
Foreclosed assets and other real estate owned (1)	880	—	—	880

December 31, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$47,089	$—	$—	$47,089
Foreclosed assets and other real estate owned (1)	4,875	—	—	4,875
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $10,641,000 and $4,214,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2022 and December 31, 2021, respectively.

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

Loans and other loans held for sale – The fair value of loans is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Additional factors considered include the type of loan and related collateral, variable or fixed rate, classification status, remaining term, interest rate, historical delinquencies, loan to value ratios, current market rates and remaining loan balance. The loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of similar loans. Estimated credit losses were also factored into the projected cash flows of the loans. The fair value of loans is estimated on an exit price basis incorporating the above factors (Level 3).

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets:
Cash and cash equivalents	$964,847	$964,847	$—	$—	$964,847
Interest bearing balances due from banks - time	1,535	—	1,535	—	1,535
Held-to-maturity securities, net	3,819,682	—	3,278,962	—	3,278,962
Interest receivable	82,332	—	82,332	—	82,332
Loans and other loans held for sale, net	14,914,108	—	—	14,772,593	14,772,593

Financial liabilities:
Non-interest bearing transaction accounts	6,057,186	—	6,057,186	—	6,057,186
Interest bearing transaction accounts and savings deposits	12,816,198	—	12,816,198	—	12,816,198
Time deposits	3,162,479	—	—	3,119,356	3,119,356
Federal funds purchased and securities sold under agreements to repurchase	155,101	—	155,101	—	155,101
Other borrowings	1,060,244	—	1,063,073	—	1,063,073
Subordinated notes and debentures	421,693	—	420,817	—	420,817
Interest payable	6,739	—	6,739	—	6,739

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,650,653	$1,650,653	$—	$—	$1,650,653
Interest bearing balances due from banks - time	1,882	—	1,882	—	1,882
Held-to-maturity securities, net	1,529,221	—	1,517,378	—	1,517,378
Interest receivable	72,990	—	72,990	—	72,990
Loans and other loans held for sale, net	11,807,171	—	—	11,922,735	11,922,735

Financial liabilities:
Non-interest bearing transaction accounts	5,325,318	—	5,325,318	—	5,325,318
Interest bearing transaction accounts and savings deposits	11,588,770	—	11,588,770	—	11,588,770
Time deposits	2,452,460	—	—	2,451,055	2,451,055
Federal funds purchased and securities sold under agreements to repurchase	185,403	—	185,403	—	185,403
Other borrowings	1,337,973	—	1,393,711	—	1,393,711
Subordinated notes and debentures	384,131	—	394,464	—	394,464
Interest payable	6,759	—	6,759	—	6,759

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				June 30, 2022		December 31, 2021
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$999,565	$69,744	$1,001,715	$10,524

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Investment securities - Available-for-sale	$821,820	$1,063,173	$69,744	$10,524

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	June 30, 2022		December 31, 2021
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$504,626	$25,368	$318,428	$15,328
Derivative liabilities	505,626	25,384	321,985	15,443

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $31.5 million as of June 30, 2022.

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

The outstanding notional value as of June 30, 2022 for energy hedging Customer Sell to Company swaps were $9.6 million and the corresponding Company Sell to Dealer swaps were $9.6 million and the corresponding net fair value of the derivative asset and derivative liability was $116,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of June 30, 2022, and the related condensed consolidated statements of income, comprehensive income (loss) and stockholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021, and cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ FORVIS, LLP
(formerly BKD, LLP)

Little Rock, Arkansas
August 5, 2022

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results than comparing to the same period in the prior year. Accordingly, we have compared our results of operations for the three months ended June 30, 2022 to our results of operations for the three months ended March 31, 2022, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended March 31, 2022, please refer to our first quarter Form 10-Q filed with the SEC on May 6, 2022.

OVERVIEW

Our net income for the three months ended June 30, 2022 was $27.5 million, or $0.21 diluted earnings per share, decreases of $37.6 million and $0.37, respectively, compared to the three months ended March 31, 2022. Included in both period end results were certain items related to our acquisitions and branch right sizing initiatives, while the results for the three months ended June 30, 2022 also include the Day 2 accounting provision required for loans and unfunded commitments acquired in connection with the Spirit acquisition. Excluding these certain items, adjusted earnings for the three months ended June 30, 2022 were $66.8 million, or $0.52 adjusted diluted earnings per share, compared to $67.2 million, or $0.59 adjusted diluted earnings per share for the three months ended March 31, 2022.

Net income for the first six months of 2022 was $92.5 million, or $0.77 diluted earnings per share, compared to $142.3 million, or $1.31 diluted earnings per share, for the same period in 2021. In addition to the certain items referenced above, gains associated with the sale of branch operations were included in the results for the first six months of 2021. Excluding these certain items, year-to-date adjusted earnings were $134.0 million, a decrease of $5.5 million compared to the same period in the prior year. Adjusted diluted earnings per share for the first half of 2022 were $1.11 compared to $1.28 for the same period in 2021.

Although second quarter results were significantly impacted by accounting adjustments and one-time merger expenses related to our acquisition of Spirit during the quarter, our adjusted operating results excluding these items were very strong. Highlights for the quarter include a significant increase in revenue, well contained operating expense growth, improved asset quality, strong organic loan growth, marked improvement in the efficiency ratio, substantial expansion of the net interest margin, and excellent capital ratios.

On April 8, 2022 we completed our acquisition of Spirit, headquartered in Conroe, Texas, including its wholly-owned bank subsidiary, Spirit of Texas Bank SSB. We were able to obtain all necessary approvals, consummate the transaction and successfully complete the systems conversion less than five months after the announcement, which we believe speaks to the outstanding team we have developed. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to this acquisition.

Simmons Bank was named to Forbes magazine’s list of “World’s Best Banks” for the third consecutive year and ranked among the top 45 banks in Forbes’ list of “America’s Best Banks” for 2022 and our Chief Digital Officer was recently recognized by American Banker as a 2022 Digital Banker of the Year. We continue to work to develop new and innovative products and services using digital channels to provide an enhanced customer experience to “bank when you want, where you want”.

Asset quality metrics show continued improvement and reflect both economic conditions in the markets we serve, as well as the impact of the Company’s strategic decision in 2019 designed to de-risk loan portfolios that were acquired in connection with its geographic diversification and expansion. As a result of this strategic decision, over the past two years the Company has prudently and systematically exited certain non-relationship credits and non-core industries while also significantly reducing its exposure to commercial real estate to more acceptable levels. Total nonperforming loans as of June 30, 2022, December 31, 2021, and June 30, 2021 were $63.6 million, $68.6 million, and $80.9 million, respectively. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.27% at June 30, 2022, compared to 0.33% at December 31, 2021 and 0.43% at June 30, 2021.

Stockholders’ equity as of June 30, 2022 was $3.26 billion, book value per share was $25.31 and tangible book value per share was $14.07. Our ratio of common stockholders’ equity to total assets was 11.98% and the ratio of tangible common stockholders’ equity to tangible assets was 7.03% at June 30, 2022. The Company’s Tier 1 leverage ratio of 9.22%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” guidelines (see Table 12 in the Capital section of this Item). In January 2022, our Board of Directors authorized the 2022 Program, which replaced the 2019 Program and under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. We repurchased approximately 2.0 million shares of our common stock under the 2022 Program during the second quarter of 2022.

Total deposits were $22.04 billion at June 30, 2022, compared to $19.37 billion at December 31, 2021. Total loans were $15.11 billion at June 30, 2022, compared to $12.01 billion at December 31, 2021.The increase in total loans and deposits during these periods primarily reflects the acquisition of Spirit during the second quarter of 2022. Net loan growth has also been driven by increased activity throughout our geographic footprint.

Our commercial pipeline rose for the seventh consecutive quarter to $3.02 billion and was up 28% from the prior quarter end and we are seeing activity from repeat customers across most of our business lines. Our strategy of restructuring our loan portfolio over the past two years not only diversified the risk profile but also established capacity which should provide the foundation for additional loan and revenue growth, which is evident in our loan pipeline and unfunded commitments. Our liquidity is solid, and our capital is strong. We are growing in all markets as demonstrated by the addition of nearly 2,000 new business deposit accounts in the quarter.

In our discussion and analysis of our financial condition and results of operation in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide certain financial information determined by methods other than in accordance with US GAAP. We believe the presentation of non-GAAP financial measures provides a meaningful basis for period-to-period and company-to-company comparisons, which we believe will assist investors and analysts in analyzing the adjusted financial measures of the Company and predicting future performance. See the GAAP Reconciliation of Non-GAAP Measures section below for additional discussion and reconciliations of non-GAAP measures.

Simmons First National Corporation is a Mid-South based financial holding company that, as of June 30, 2022, has approximately $27.2 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Acquisition Accounting, Loans

We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as a premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are purchased credit deteriorated (“PCD”) loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. The net premium or discount on loans that are not classified as PCD (“non-PCD”), that includes credit and non-credit components, is accreted or amortized into interest income over the remaining life of the loan using a constant yield method. We then record the necessary allowance for credit losses on the non-PCD loans through provision for credit losses expense.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 43% of our loan portfolio and approximately 78% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 42% of our loans and 87% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended June 30, 2022, net interest income on a fully taxable equivalent basis was $191.2 million, an increase of $40.0 million, or 26.4%, compared to the three months ended March 31, 2022. The increase in net interest income was primarily the result of a $43.6 million increase in fully tax equivalent interest income partially offset by a $3.6 million increase in interest expense.

The increase in interest income primarily resulted from a $36.6 million increase in interest income on loans, coupled with an increase of $4.4 million in interest income on investment securities. Regarding the increase in interest income on loans during the second quarter of 2022, the increase in loan volume resulted in an increase of $28.9 million, in addition to an increase of $7.7 million of interest income from a 20 basis point increase in loan yield. The loan yield for the second quarter of 2022 was 4.54% compared to 4.34% from the preceding sequential quarter. The additional loan volume was due to the acquisition of Spirit early in the second quarter, along with strong organic loan growth. The increase in both loan and investment yield was due to the rising rate environment and was also positively impacted by a significant decrease in the level of variable rate loans and securities at or below their interest rate floors during the quarter.

The $3.6 million increase in interest expense is mostly due to the increase in deposit account rates, as we manage the challenging rising rate environment. Interest expense increased $2.3 million due to the increase in yield of 6 basis points on interest-bearing deposit accounts.

Net Interest Income - Year-over-Year Analysis

For the six month period ended June 30, 2022, net interest income on a fully taxable equivalent basis was $342.4 million, an increase of $40.5 million, or 13.4%, over the same period in 2021. The increase in net interest income was the result of a $33.1 million increase in fully tax equivalent interest income combined with a $7.4 million decrease in interest expense.

The increase in interest income during the six month period ended June 30, 2022 resulted from increases in interest income on loans and investments. The increase in interest income on loans of $5.8 million reflects an increase in loan volume of $23.7 million partially offset by a 29 basis point decline in loan yield that resulted in a $17.9 million decrease. The increase in our loan volume during the first six months of 2022 was primarily due to the Spirit acquisition noted above, along with the acquisition of Landmark and Triumph in the fourth quarter of 2021. Forgiveness of PPP loans partially offset the additional loan volume provided by these acquisitions. The increase in interest income on investment securities of $25.6 million was due to the growth in our investment portfolio average balances which increased by $3.1 billion or 56.4%, as we re-invested excess liquidity in our investment security portfolio throughout 2021.

The $7.4 million decrease in interest expense is mostly due to the decrease in our deposit account rates. Interest expense decreased $7.3 million due to the decrease in rate of 15 basis points on interest-bearing deposit accounts as we continued efforts to improve our mix of deposits into lower cost deposits.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis increased 48 basis points to 3.24% for the three month period ended June 30, 2022, when compared to 2.76% for the three months ended March 31, 2022. For the six month period ended June 30, 2022, our net interest margin increased 7 basis points to 3.01% when compared to 2.94% for the same period in 2021.

The increase in the net interest margin during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 was primarily due to the rising rate environment and driven by increases in our loan and investment rates. The slight increase in net interest margin on a year-over-year basis is mostly due to the effective management of our deposit costs, as we continued our effort to improve the mix of deposits into lower cost deposits and manage rates effectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2022	2022	2022	2021
Interest income	$204,806	$161,727	$366,533	$336,403
FTE adjustment	6,096	5,602	11,698	8,711
Interest income – FTE	210,902	167,329	378,231	345,114
Interest expense	19,707	16,121	35,828	43,189
Net interest income – FTE	$191,195	$151,208	$342,403	$301,925

Yield on earning assets – FTE	3.57%	3.06%	3.32%	3.36%
Cost of interest bearing liabilities	0.46%	0.40%	0.43%	0.57%
Net interest spread – FTE	3.11%	2.66%	2.89%	2.79%
Net interest margin – FTE	3.24%	2.76%	3.01%	2.94%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	June 30, 2022 compared to March 31, 2022	June 30, 2022 compared to June 30, 2021
Increase due to change in earning assets	$27,805	$49,622
Increase (decrease) due to change in earning asset yields	15,768	(16,505)
Increase (decrease) due to change in interest bearing liabilities	(700)	81
Increase (decrease) due to change in interest rates paid on interest bearing liabilities	(2,886)	7,280
Increase in net interest income	$39,987	$40,478

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	June 30, 2022			March 31, 2022
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$777,098	$1,117	0.58	$1,728,694	$649	0.15
Investment securities - taxable	5,674,470	21,794	1.54	5,688,306	18,148	1.29
Investment securities - non-taxable	2,725,610	21,733	3.20	2,844,777	20,937	2.98
Mortgage loans held for sale	17,173	200	4.67	27,633	190	2.79
Other loans held for sale	22,114	2,063	37.42	—	—	—
Loans - including fees	14,478,183	163,995	4.54	11,895,805	127,405	4.34
Total interest earning assets	23,694,648	210,902	3.57	22,185,215	167,329	3.06
Non-earning assets	3,074,384			2,640,984
Total assets	$26,769,032			$24,826,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$12,807,502	$6,879	0.22	$12,083,516	$4,314	0.14
Time deposits	2,586,567	2,875	0.45	2,241,123	2,503	0.45
Total interest bearing deposits	15,394,069	9,754	0.25	14,324,639	6,817	0.19
Federal funds purchased and securities sold under agreements to repurchase	210,280	119	0.23	218,186	68	0.13
Other borrowings	1,241,501	4,844	1.56	1,337,654	4,779	1.45
Subordinated debt and debentures	418,327	4,990	4.78	384,187	4,457	4.70
Total interest bearing liabilities	17,264,177	19,707	0.46	16,264,666	16,121	0.40

Non-interest bearing liabilities:
Non-interest bearing deposits	5,926,304			5,184,828
Other liabilities	216,848			207,597
Total liabilities	23,407,329			21,657,091
Stockholders’ equity	3,361,703			3,169,108
Total liabilities and stockholders’ equity	$26,769,032			$24,826,199
Net interest spread – FTE			3.11			2.66
Net interest margin – FTE		$191,195	3.24		$151,208	2.76

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$1,250,266	$1,766	0.28	$3,088,816	$1,449	0.09
Investment securities - taxable	5,681,352	39,943	1.42	3,373,375	24,714	1.48
Investment securities - non-taxable	2,784,863	42,669	3.09	2,039,153	32,338	3.20
Mortgage loans held for sale	22,375	390	3.51	73,202	1,025	2.82
Other loans held for sale	11,118	2,063	37.42	—	—	—
Loans - including fees	13,194,144	291,400	4.45	12,149,041	285,588	4.74
Total interest earning assets	22,944,118	378,231	3.32	20,723,587	345,114	3.36
Non-earning assets	2,858,864			2,276,218
Total assets	$25,802,982			$22,999,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$12,447,510	$11,193	0.18	$10,249,756	$10,809	0.21
Time deposits	2,414,798	5,378	0.45	2,986,201	13,152	0.89
Total interest bearing deposits	14,862,308	16,571	0.22	13,235,957	23,961	0.37
Federal funds purchased and securities sold under agreements to repurchase	214,211	187	0.18	274,024	437	0.32
Other borrowings	1,289,311	9,623	1.51	1,340,531	9,699	1.46
Subordinated debt and debentures	401,351	9,447	4.75	383,011	9,092	4.79
Total interest bearing liabilities	16,767,181	35,828	0.43	15,233,523	43,189	0.57

Non-interest bearing liabilities:
Non-interest bearing deposits	5,557,611			4,624,158
Other liabilities	212,255			164,686
Total liabilities	22,537,047			20,022,367
Stockholders’ equity	3,265,935			2,977,438
Total liabilities and stockholders’ equity	$25,802,982			$22,999,805
Net interest spread – FTE			2.89			2.79
Net interest margin – FTE		$342,403	3.01		$301,925	2.94

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 and the six months ended June 30, 2022 and 2021, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	June 30, 2022 compared to March 31, 2022			June 30, 2022 compared to June 30, 2021
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(522)	$990	$468	$(1,258)	$1,575	$317
Investment securities - taxable	(44)	3,690	3,646	16,265	(1,036)	15,229
Investment securities - non-taxable	(901)	1,697	796	11,460	(1,129)	10,331
Mortgage loans held for sale	(90)	100	10	(841)	206	(635)
Other loans held for sale	446	1,617	2,063	302	1,761	2,063
Loans - including fees	28,916	7,674	36,590	23,694	(17,882)	5,812
Total	27,805	15,768	43,573	49,622	(16,505)	33,117

Interest expense:
Interest bearing transaction and savings accounts	272	2,293	2,565	2,116	(1,732)	384
Time deposits	384	(12)	372	(2,170)	(5,604)	(7,774)
Federal funds purchased and securities sold under agreements to repurchase	(2)	53	51	(81)	(169)	(250)
Other borrowings	(358)	423	65	(378)	302	(76)
Subordinated notes and debentures	404	129	533	432	(77)	355
Total	700	2,886	3,586	(81)	(7,280)	(7,361)
Increase (decrease) in net interest income	$27,105	$12,882	$39,987	$49,703	$(9,225)	$40,478

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

The provision for credit losses for the three months ended June 30, 2022 was an expense of $33.9 million as compared to a recapture of $19.9 million for the three months ended March 31, 2022. For the six months ended June 30, 2022, the Company’s provision for credit losses was $13.9 million as compared to a recapture of $11.5 million for the same period ended June 30, 2021. The change for the three month period ended June 30, 2022 as compared to the preceding quarter is primarily due to the Spirit acquisition and the related Day 2 provision expense for the acquired loans and additional unfunded commitments added to the Company’s portfolio. The recapture of credit losses for the three month period ended March 31, 2022, and the three and six month periods ended June 30, 2021 was driven by improved credit quality metrics and improved macroeconomic factors.

NON-INTEREST INCOME

Non-interest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Non-interest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total non-interest income was $40.2 million for the three month period ended June 30, 2022, a decrease of approximately $2.0 million, or 4.8%, as compared to the three month period ended March 31, 2022, primarily driven by the decrease in mortgage lending income due to a decline in refinancing demand and mortgage loan volume driven by the current rising rate environment.

For the six month period ended June 30, 2022, total non-interest income was $82.4 million, a decrease of approximately $14.3 million, or 14.8%, compared to the same period in 2021, primarily due to decreases in the gains on sale of securities, gains on sale of branches and mortgage lending income. During the first six months of 2021, we sold approximately $249.5 million of investment securities resulting in a net gain of $10.6 million. Additionally, the Company recognized $5.9 million on the gain on sale of branches, which we exclude from adjusted earnings, during the first six months of 2021, primarily related to the sale of Illinois branches. A decrease of $4.1 million in mortgage lending income for the six month period ended June 30, 2022 was due to the higher interest rate environment and softening market conditions.

An increase of $2.3 million in service charges on deposit accounts and an increase of $2.0 million in debit and credit card fees partially offset the overall decrease in non-interest income during the first six months of 2022 as a result of the additional customer base from the Landmark, Triumph and Spirit acquisitions and additional transactions due to the changes in customer spending habits, respectively.

Table 5 shows non-interest income for the three month period ended June 30, 2022 as compared to the three month period ended March 31, 2022 and the six month periods ended June 30, 2022 and 2021, respectively.

Table 5: Non-Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2022	2022	$	%	2022	2021	$	%
Wealth management fees	$7,214	$7,968	$(754)	(9.5)%	$15,182	$15,253	$(71)	(0.5)%
Service charges on deposit accounts	11,379	10,696	683	6.4	22,075	19,765	2,310	11.7
Other service charges and fees	1,871	1,637	234	14.3	3,508	3,970	(462)	(11.6)
Mortgage lending income	2,240	4,550	(2,310)	(50.8)	6,790	10,937	(4,147)	(37.9)
Debit and credit card fees (1)	8,224	7,449	775	10.4	15,673	13,683	1,990	14.5
Bank owned life insurance income	2,563	2,706	(143)	(5.3)	5,269	3,561	1,708	48.0
Gain (loss) on sale of securities, net	(150)	(54)	(96)	*	(204)	10,598	(10,802)	*
Gain on sale of branches	(88)	—	(88)	—	(88)	5,922	(6,010)	*
Other income	6,925	7,266	(341)	(4.7)	14,191	12,975	1,216	9.4
Total non-interest income	$40,178	$42,218	$(2,040)	(4.8)%	$82,396	$96,664	$(14,268)	(14.8)%
_________________________
(1)    During the second and third quarters of 2021, certain debit and credit card transaction fees were reclassified from non-interest expense to non-interest income. Prior periods have been adjusted to reflect this reclassification.

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for the three month period ended June 30, 2022 was $28.7 million, an increase of $938,000 as compared to the three month period ended March 31, 2022. Recurring fee income for the six month period ended June 30, 2022, was $56.4 million, an increase of $3.8 million from the six month period ended June 30, 2021. The increases in the periods presented are primarily the result of changes in total service charges and debit and credit card fees, previously discussed as well as the recent acquisitions.

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

For the three month period ended June 30, 2022, non-interest expense was $156.8 million, an increase of $28.4 million, or 22.1%, from the three month period ended March 31, 2022. Non-interest expense for the six months ended June 30, 2022 was $285.2 million, an increase of $57.6 million, or 25.3%, from the same period in 2021.

Salaries and employee benefits expense increased $6.2 million during the three month period ended June 30, 2022 as compared to the preceding sequential quarter and $21.4 million during the six month period June 30, 2022 as compared to same period in 2021. The increase for the three month period reflects the impacts of the Spirit acquisition, while the increase for the six month period includes impacts from the Landmark, Triumph and Spirit acquisitions. In addition, the Bank continues to add associates in our lending, wealth and mortgage programs as we continue to actively recruit new producers.

Merger related costs for the three and six month periods ended June 30, 2022 as compared to the three months ended March 31, 2022 and six months ended June 30, 2021, increased by $17.2 million and $20.1 million, respectively, and is primarily related to the Spirit acquisition completed April 8, 2022. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to this acquisition. Adjusted non-interest expense, which excludes branch right sizing and merger related costs, for the three and six months ended June 30, 2022, increased $11.8 million, or 9.4%, and increased $37.4 million, or 16.6%, respectively, as compared to the three months ended March 31, 2022 and six months ended June 30, 2021.

Marketing expense increased by $2.6 million during the three month period ended June 30, 2022 as compared to the three months ended March 31, 2022 and increased by $7.0 million during the six month period ended June 30, 2022 as compared to the same period in 2021. The increase during the three month period ended June 30, 2022 was primarily related to a $1.6 million contribution to the Simmons First Foundation Conservation Fund, reflecting a portion of paper statement fees collected as part of a promotion to encourage customers to enroll in eStatements. The increase during the six month period ended June 30, 2022 includes the previously mentioned contribution related to paper statement fees, in addition to increased advertising and public relations expenses, including a multi-university corporate sponsorship program designed to support female student athletes and serve as a program for developing women leaders in the corporate world.

Table 6 below shows non-interest expense for the three month period ended June 30, 2022 as compared to the three month period ended March 31, 2022 and the six month periods ended June 30, 2022 and 2021, respectively.

Table 6: Non-Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2022	2022	$	%	2022	2021	$	%
Salaries and employee benefits	$74,135	$67,906	$6,229	9.2%	$142,041	$120,601	$21,440	17.8%
Occupancy expense, net	11,004	10,023	981	9.8	21,027	18,403	2,624	14.3
Furniture and equipment expense	5,104	4,775	329	6.9	9,879	10,274	(395)	(3.8)
Other real estate and foreclosure expense	142	343	(201)	(58.6)	485	1,206	(721)	(59.8)
Deposit insurance	2,812	1,838	974	53.0	4,650	2,995	1,655	55.3
Merger related costs	19,133	1,886	17,247	*	21,019	919	20,100	*
Other operating expenses:
Professional services	4,202	5,446	(1,244)	(22.8)	9,648	9,808	(160)	(1.6)
Postage	2,217	2,126	91	4.3	4,343	4,313	30	0.7
Telephone	1,695	1,558	137	8.8	3,253	3,242	11	0.3
Debit and credit card (1)	3,037	2,706	331	12.2	5,743	4,861	882	18.1
Marketing	8,754	6,140	2,614	42.6	14,894	7,893	7,001	88.7
Software and technology	10,078	10,147	(69)	(0.7)	20,225	20,108	117	0.6
Operating supplies	713	698	15	2.2	1,411	1,408	3	0.2
Amortization of intangibles	4,096	3,486	610	17.5	7,582	6,676	906	13.6
Branch right sizing	292	909	(617)	(67.9)	1,201	1,093	108	9.9
Other	9,399	8,430	969	11.5	17,829	13,859	3,970	28.7
Total non-interest expense	$156,813	$128,417	$28,396	22.1%	$285,230	$227,659	$57,571	25.3%
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

HTM and AFS investment securities were $3.8 billion and $4.3 billion, respectively, at June 30, 2022, compared to the HTM amount of $1.5 billion and AFS amount of $7.1 billion at December 31, 2021. We will continue to look for opportunities to maximize the value of the investment portfolio.

During our second quarter review of the Company’s balance sheet composition, liquidity and capital levels, along with our analysis of the macroeconomic factors influencing interest rates, we determined the need to reclassify certain securities from the AFS portfolio to the HTM portfolio. During the quarter ended June 30, 2022, the Company transferred, at fair value, $1.99 billion of securities from the AFS portfolio to the HTM portfolio. Previously, during the quarter ended September 30, 2021, the Company transferred, at fair value, $500.8 million of securities from AFS to HTM. The related remaining net unrealized losses of $151.9 million and net unrealized gains of $791,000, respectively, in accumulated other comprehensive income (loss) are being amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of June 30, 2022, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

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

Table 7: Maturity Distribution of Investment Securities

Table 7 reflects the amortized cost and estimated fair value of securities at June 30, 2022, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities and is presented due to the reclassification of certain securities during the quarter. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	June 30, 2022
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
U.S. Government agencies	$—	$—	$48,038	$398,751	$—	$446,789	$480,246	$379,503
Mortgage-backed securities	—	—	—	—	1,244,713	1,244,713	1,313,282	1,186,682
State and political subdivisions	3,794	6,384	12,296	1,846,553	—	1,869,027	1,879,997	1,472,083
Other securities	—	1,129	253,390	6,015	—	260,534	274,878	240,694
Total	$3,794	$7,513	$313,724	$2,251,319	$1,244,713	$3,821,063	$3,948,403	$3,278,962

Percentage of total	0.1%	0.2%	8.2%	58.9%	32.6%	100.0%

Weighted average yield	4.9%	3.5%	3.4%	2.5%	3.1%	2.8%

Available-for-Sale
U.S. Treasury	$—	$1,447	$—	$—	$—	$1,447	$1,500	$1,441
U.S. Government agencies	77	94,672	51,810	55,969	—	202,528	200,230	198,333
Mortgage-backed securities	—	—	—	—	3,150,519	3,150,519	3,088,139	2,963,934
State and political subdivisions	4,007	15,948	20,685	1,062,620	—	1,103,260	1,115,494	915,255
Other securities	—	59,614	206,005	6,196	609	272,424	271,976	262,684
Total	$4,084	$171,681	$278,500	$1,124,785	$3,151,128	$4,730,178	$4,677,339	$4,341,647

Percentage of total	0.1%	3.6%	5.9%	23.8%	66.6%	100.0%

Weighted average yield	2.1%	1.6%	3.4%	2.1%	1.2%	1.6%

LOAN PORTFOLIO

Our loan portfolio averaged $13.19 billion and $12.15 billion during the first six months of 2022 and 2021, respectively. As of June 30, 2022, total loans were $15.11 billion, an increase of $3.1 billion from December 31, 2021. The increase in the average loan balance during the first six months of 2022 when compared to the same period in 2021 was due to the 2021 acquisitions of Landmark and Triumph and the 2022 acquisition of Spirit. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to these acquisitions. This period-to-period increase was partially offset by the decline in average PPP loan balance, which totaled $70.9 million for the six months ended June 30, 2022 as compared to $802.4 million for the same period ended June 30, 2021. Loan growth was weighted toward the latter half of the quarter. The higher level of period end loan balances should provide a platform for interest income growth going forward. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 8: Loan Portfolio

	June 30,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$189,684	$187,052
Other consumer	204,692	168,318
Total consumer	394,376	355,370
Real estate:
Construction and development	2,082,688	1,326,371
Single family residential	2,357,942	2,101,975
Other commercial	7,082,055	5,738,904
Total real estate	11,522,685	9,167,250
Commercial:
Commercial	2,612,256	1,992,043
Agricultural	218,743	168,717
Total commercial	2,830,999	2,160,760
Other	362,284	329,123
Total loans before allowance for credit losses	$15,110,344	$12,012,503

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $394.4 million at June 30, 2022, or 2.6% of total loans, compared to $355.4 million, or 3.0% of total loans at December 31, 2021. The increase in consumer loans from December 31, 2021, to June 30, 2022, was primarily due to the combined acquired and organic growth in direct consumer loans.

Real estate loans consist of C&D loans, single-family residential loans and CRE loans. Real estate loans were $11.52 billion at June 30, 2022, or 76.3% of total loans, compared to $9.17 billion, or 76.3%, of total loans at December 31, 2021, an increase of $2.36 billion, or 25.7%. Our C&D loans increased by $756.3 million, or 57.0%, single family residential loans increased by $256.0 million, or 12.2%, and CRE loans increased by $1.34 billion, or 23.4%. The increases were largely due to the Spirit acquisition noted above, coupled with strong organic loan growth. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.83 billion at June 30, 2022, or 18.7% of total loans, compared to $2.16 billion, or 18.0% of total loans at December 31, 2021, an increase of $670.2 million, or 31.0%, was primarily due to the combined acquired and organic growth. Agricultural loans increased $50.0 million, or 29.7%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consists of mortgage warehouse lending. Mortgage volume experienced a market driven decline during the first six months of 2022 when compared to 2021, but was more than offset by the Spirit acquisition, leading to an increase of $33.2 million in other loans.

Loan demand appears to be returning to more normalized levels similar to levels experienced prior to the onset of the COVID-19 pandemic. For the seventh consecutive quarter, we have experienced an increase in commercial loan demand. We are seeing loan growth in our metro, community and corporate banking groups and continue to add new producers in these areas. Our loan pipeline consisting of all loan opportunities was $3.02 billion at June 30, 2022 compared to $2.31 billion at December 31, 2021. Loans approved and ready to close at the end of the quarter totaled $1.11 billion.

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

Total non-performing assets decreased $6.3 million from December 31, 2021 to June 30, 2022. Nonaccrual loans decreased by $5.5 million during the period and foreclosed assets held for sale and other real estate owned decreased by $1.9 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.27% at June 30, 2022, compared to 0.33% at December 31, 2021. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan for a borrower experiencing financial difficulty and grant a concession we would not otherwise consider, a “troubled debt restructuring” occurs and the loan is classified as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation has been restructured due to such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $5.2 million as of June 30, 2022, compared to $6.9 million as of December 31, 2021.

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

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.41% as of June 30, 2022. Non-performing loans equaled

0.42% of total loans. Non-performing assets were 0.26% of total assets, a 5 basis point decrease from December 31, 2021. The allowance for credit losses was 334% of non-performing loans. Our annualized net charge-offs to average total loans for the first six months of 2022 was 0.11%. Annualized net credit card charge-offs to average total credit card loans were 1.47% for the first six months of 2022, compared to 1.40% during the full year 2021, and 35 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans (1)	$62,670	$68,204
Loans past due 90 days or more (principal or interest payments)	904	349
Total non-performing loans	63,574	68,553
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	4,084	6,032
Other non-performing assets	2,314	1,667
Total other non-performing assets	6,398	7,699
Total non-performing assets	$69,972	$76,252

Performing TDRs	$2,655	$4,289
Allowance for credit losses to non-performing loans	334%	300%
Non-performing loans to total loans	0.42%	0.57%
Non-performing assets (including performing TDRs) to total assets	0.27%	0.33%
Non-performing assets to total assets	0.26%	0.31%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $2,523,000 at June 30, 2022 and $2,650,000 at December 31, 2021.

The interest income on nonaccrual loans is not considered material for the three and six month periods ended June 30, 2022 and 2021.

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

An analysis of the allowance for credit losses on loans is shown in Table 10.

Table 10: Allowance for Credit Losses

(In thousands)	2022	2021
Balance, beginning of year	$205,332	$238,050

Loans charged off:
Credit card	1,924	2,049
Other consumer	932	1,113
Real estate	600	2,126
Commercial	7,007	1,168
Total loans charged off	10,463	6,456
Recoveries of loans previously charged off:
Credit card	523	534
Other consumer	689	729
Real estate	817	1,926
Commercial	1,178	2,467
Total recoveries	3,207	5,656
Net loans charged off	7,256	800
Provision for credit losses	10,492	(10,011)
Acquisition adjustment for PCD loans	4,043	—
Balance, June 30,	$212,611	$227,239

Loans charged off:
Credit card		1,576
Other consumer		940
Real estate		8,565
Commercial		9,445
Total loans charged off		20,526
Recoveries of loans previously charged off:
Credit card		514
Other consumer		675
Real estate		2,984
Commercial		2,193
Total recoveries		6,366
Net loans charged off		14,160
Provision for credit losses		(21,198)
Acquisition adjustment for PCD loans		13,451
Balance, end of year		$205,332

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and six months ended June 30, 2022 and 2021, and for the year ended December 31, 2021, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of June 30, 2022, the allowance for credit losses reflected an increase of approximately $7.3 million from December 31, 2021 while total loans increased by $3.10 billion over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first six months of 2022 was primarily due to the Spirit acquisition, which provided $2.29 billion in total loans after purchase accounting discounts. The increase was partially offset by improved credit quality metrics and improved macroeconomic factors, coupled with the planned exit of several large oil and gas relationships during the year. Additionally, there was a reduction of pandemic-era qualitative factors that were established based on unidentifiable risks with borrowers in at-risk industries. Our allowance for credit losses at June 30, 2022 was considered appropriate given the considerable amount of uncertainty as to the structure and timing of potential economic recovery, the impact of new COVID-19 variants, future of government assistance related to COVID-19 recovery efforts and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$6,609	1.3%	$3,987	1.6%
Other consumer	2,865	1.4%	2,676	1.4%
Real estate	166,481	76.3%	179,270	76.3%
Commercial	32,817	18.6%	17,458	18.0%
Other	3,839	2.4%	1,941	2.7%
Total	$212,611	100.0%	$205,332	100.0%

Allowance for credit losses to period-end loans	1.41%		1.71%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 233 financial centers as of June 30, 2022. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of June 30, 2022, core deposits comprised 89.3% of our total deposits.

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

Our total deposits as of June 30, 2022, were $22.04 billion, an increase of $2.67 billion from December 31, 2021, primarily driven by the acquisition of Spirit, which contributed $2.72 billion, net of fair value adjustments. Non-interest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $18.87 billion at June 30, 2022, compared to $16.91 billion at December 31, 2021, an increase of $1.96 billion. Total time deposits increased $710.0 million to $3.16 billion at June 30, 2022, from $2.45 billion at December 31, 2021. We had $1.35 billion and $466.0 million of brokered deposits at June 30, 2022, and December 31, 2021, respectively. These category increases were primarily related to the Spirit acquisition. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits as well as hone our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.48 billion and $1.72 billion at June 30, 2022 and December 31, 2021, respectively. The outstanding balance for June 30, 2022 includes $1.0 billion in FHLB short-term advances; $367.3 million in subordinated notes; $54.4 million of trust preferred securities and unamortized debt issuance costs; and $31.0 million of other long-term debt.

All of the FHLB short-term advances outstanding at the end of the second quarter 2022 are FOTO advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. Our FOTO advances outstanding at June 30, 2022 had original maturity dates of 10 years to 15 years with lockout periods that have expired and, as a result, are considered and monitored as short-term advances. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome.

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

The Company assumed Fixed-to-Floating Rate Subordinated Notes in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022. The Spirit Notes will mature on July 31, 2030, and initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears.

The Company has received approval from the Federal Reserve to redeem the five issuances of trust preferred securities and expects to complete the redemptions during the third quarter of 2022.

CAPITAL

Overview

At June 30, 2022, total capital was $3.26 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2022, our common equity to asset ratio was 11.98% compared to 13.14% at year-end 2021.

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

During the six month period ended June 30, 2022, we repurchased 513,725 shares at an average price per share of $31.25 under the 2019 Program and 2,035,324 shares at an average price per share of $24.59 under the 2022 Program. During the six month period ended June 30, 2021, we repurchased 130,916 shares at an average price per share of $23.53 under the 2019 Program. No shares were repurchased under the 2019 Program during the three months ended June 30, 2021.

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

Cash Dividends

We declared cash dividends on our common stock of $0.38 per share for the first six months of 2022 compared to $0.36 per share for the first six months of 2021, an increase of $0.02, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10Q for additional information regarding the parent company’s liquidity. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2022, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at June 30, 2022 and December 31, 2021 are presented in Table 12 below:

Table 12: Risk-Based Capital

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Tier 1 capital:
Stockholders’ equity	$3,259,895	$3,248,841
CECL transition provision	92,619	114,458
Goodwill and other intangible assets	(1,423,323)	(1,226,686)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	450,428	10,545
Total Tier 1 capital	2,379,619	2,147,158
Tier 2 capital:
Trust preferred securities and subordinated debt	421,693	384,131
Qualifying allowance for credit losses and reserve for unfunded commitments	114,733	71,853
Total Tier 2 capital	536,426	455,984
Total risk-based capital	$2,916,045	$2,603,142

Risk weighted assets	$19,669,149	$15,538,967

Assets for leverage ratio	$25,807,113	$23,647,901

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.10%	13.82%
Tier 1 leverage ratio	9.22%	9.08%
Tier 1 risk-based capital ratio	12.10%	13.82%
Total risk-based capital ratio	14.83%	16.75%

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt of $421.7 million is included as Tier 2 and total capital as of June 30, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, completed acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies and estimates, net interest margin, non-interest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, the impacts of the Company’s and its customers’ participation in the PPP, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of pending and future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, staffing initiatives, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, including policies of the Federal Reserve, as well as legislative and regulatory changes, including in response to the COVID-19 pandemic; the impacts of the COVID-19 pandemic on the Company’s operations and performance; the ultimate effect of measures the Company takes or has taken in response to the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic, including the effectiveness of vaccination efforts and developments with respect to COVID-19 variants; the pace of recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein; changes in real estate values; changes in interest rates; inflation; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, and other outcomes of pending or future litigation; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Please also refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2021, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {gain on sale of branches, merger related costs, net branch right sizing costs, and the Day 2 CECL Provision}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted other income (non-GAAP) and adjusted non-interest expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

We believe the exclusion of these certain items in expressing earnings and certain other financial measures, including “adjusted earnings,” provides a meaningful basis for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the adjusted financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business because management does not consider these certain items to be relevant to ongoing financial performance. Management and the Board of Directors utilize “adjusted earnings” (non-GAAP) for the following purposes:

•   Preparation of the Company’s operating budgets
•   Monthly financial performance reporting
•   Monthly “flash” reporting of consolidated results (management only)
•   Investor presentations of Company performance

We believe the presentation “adjusted earnings” on a diluted per share basis (non-GAAP) provides a meaningful basis for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the adjusted financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these certain items to be relevant to ongoing financial performance on a per share basis. Management and the Board of Directors utilize “adjusted diluted earnings per share” (non-GAAP) for the following purposes:

•   Calculation of annual performance-based incentives for certain executives
•   Calculation of long-term performance-based incentives for certain executives
•   Investor presentations of Company performance

We have $1.448 billion and $1.252 billion total goodwill and other intangible assets for the periods ended June 30, 2022 and December 31, 2021, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that is applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to identify and approve each item that qualifies as adjusted to ensure that the Company’s “adjusted” results are properly reflected for period-to-period comparisons. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. In particular, a measure of earnings that excludes certain items does not represent the amount that effectively accrues directly to stockholders (i.e., certain items are included in earnings and stockholders’ equity). Additionally, similarly titled non-GAAP financial measures used by other companies may not be computed in the same or similar fashion.

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 13: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,	March 31,	June 30,	June 30,
(In thousands, except per share data)	2022	2022	2022	2021
Net income available to common stockholders	$27,454	$65,095	$92,549	$142,318
Certain items:
Gain on sale of branches	—	—	—	(5,316)
Merger related costs	19,133	1,886	21,019	919
Branch right sizing (net)	380	909	1,289	487
Day 2 CECL Provision	33,779	—	33,779	—
Tax effect (1)	(13,928)	(731)	(14,658)	1,022
Net certain items	39,364	2,064	41,429	(2,888)
Adjusted earnings (non-GAAP)	$66,818	$67,159	$133,978	$139,430

Diluted earnings per share(2)	$0.21	$0.58	$0.77	$1.31
Certain items:
Gain on sale of branches	—	—	—	(0.05)
Merger related costs	0.15	0.01	0.17	0.01
Branch right sizing (net)	—	0.01	0.01	—
Day 2 CECL Provision	0.27	—	0.28	—
Tax effect (1)	(0.11)	(0.01)	(0.12)	0.01
Net certain items	0.31	0.01	0.34	(0.03)
Adjusted diluted earnings per share (non-GAAP)	$0.52	$0.59	$1.11	$1.28
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of adjusted other income and adjusted non-interest expense for the periods presented.

Table 14: Reconciliation of Adjusted Other Income and Adjusted Non-Interest Expense (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2022	2022	2022	2021
Other income	$6,837	$7,266	$14,103	$18,897
Certain items:
Gain on sale of branches	—	—	—	(5,316)
Branch right sizing	88	—	88	(606)
Total certain items	88	—	88	(5,922)
Adjusted other income (non-GAAP)	$6,925	$7,266	$14,191	$12,975

Non-interest expense	$156,813	$128,417	$285,230	$227,659
Certain items:
Merger related costs	(19,133)	(1,886)	(21,019)	(919)
Branch right sizing	(292)	(909)	(1,201)	(1,093)
Total certain items	(19,425)	(2,795)	(22,220)	(2,012)
Adjusted non-interest expense (non-GAAP)	$137,388	$125,622	$263,010	$225,647

See Table 15 below for the reconciliation of tangible book value per common share.

Table 15: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	June 30,	December 31,
(In thousands, except per share data)	2022	2021
Total common stockholders’ equity	$3,259,895	$3,248,841
Intangible assets:
Goodwill	(1,310,528)	(1,146,007)
Other intangible assets	(137,285)	(106,235)
Total intangibles	(1,447,813)	(1,252,242)
Tangible common stockholders’ equity	$1,812,082	$1,996,599
Shares of common stock outstanding	128,787,764	112,715,444

Book value per common share	$25.31	$28.82

Tangible book value per common share (non-GAAP)	$14.07	$17.71

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Total common stockholders’ equity	$3,259,895	$3,248,841
Intangible assets:
Goodwill	(1,310,528)	(1,146,007)
Other intangible assets	(137,285)	(106,235)
Total intangibles	(1,447,813)	(1,252,242)
Tangible common stockholders’ equity	$1,812,082	$1,996,599

Total assets	$27,218,609	$24,724,759
Intangible assets:
Goodwill	(1,310,528)	(1,146,007)
Other intangible assets	(137,285)	(106,235)
Total intangibles	(1,447,813)	(1,252,242)
Tangible assets	$25,770,796	$23,472,517

Ratio of common equity to assets	11.98%	13.14%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.03%	8.51%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2022, undivided profits of Simmons Bank were approximately $563.2 million, of which approximately $232.5 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $3.7 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 53.2% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2022, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 2.88% and 5.33%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 25 basis points would result in a negative variance in net interest income of 0.82% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates in excess of 25 basis points as of June 30, 2022, is considered remote given current interest rate levels and the recent rate increases by the Federal Reserve. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2022:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	5.33%
Up 100 basis points	2.88%
Down 25 basis points	(0.82)%

Item 4.    Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company’s current disclosure controls and procedures were effective at the reasonable assurance levels as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning our purchases of common stock during the quarter ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 31, 2022	2,035,324	24.59	2,035,324	$124,959,000
June 1, 2022 - June 30, 2022	—	—	—	$—
Total	2,035,324	$28.48	2,035,324
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
2.2	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
2.3	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 18, 2022 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of FORVIS, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 5, 2022	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2022	/s/ James M. Brogdon
James M. Brogdon
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	August 5, 2022	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer
(Principal Accounting Officer)