Form 10-Q
period 2022-09-30
SIMMONS FIRST NATIONAL CORP
filed 2022-11-04
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares outstanding of the Registrant’s Common Stock as of November 2, 2022, was 126,969,648.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2022

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2022 and December 31, 2021

	September 30,	December 31,
(In thousands, except share data)	2022	2021
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$175,547	$209,190
Interest bearing balances due from banks and federal funds sold	503,863	1,441,463
Cash and cash equivalents	679,410	1,650,653
Interest bearing balances due from banks - time	1,290	1,882
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,384 and $1,279 at September 30, 2022 and December 31, 2021, respectively	3,787,076	1,529,221
Available-for-sale, at estimated fair value (amortized cost of $4,484,131 and $7,130,861 at September 30, 2022 and December 31, 2021, respectively)	3,937,543	7,113,545
Total investments	7,724,619	8,642,766
Mortgage loans held for sale	12,759	36,356
Other loans held for sale	2,292	100
Loans	15,607,135	12,012,503
Allowance for credit losses on loans	(197,589)	(205,332)
Net loans	15,409,546	11,807,171
Premises and equipment	549,932	483,469
Foreclosed assets and other real estate owned	3,612	6,032
Interest receivable	86,637	72,990
Bank owned life insurance	488,364	445,305
Goodwill	1,309,000	1,146,007
Other intangible assets	133,059	106,235
Other assets	675,554	325,793
Total assets	$27,076,074	$24,724,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$6,218,283	$5,325,318
Interest bearing transaction accounts and savings deposits	12,103,994	11,588,770
Time deposits	3,826,415	2,452,460
Total deposits	22,148,692	19,366,548
Federal funds purchased and securities sold under agreements to repurchase	168,513	185,403
Other borrowings	964,772	1,337,973
Subordinated notes and debentures	365,951	384,131
Accrued interest and other liabilities	270,995	201,863
Total liabilities	23,918,923	21,475,918

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 and 175,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 126,943,467 and 112,715,444 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,269	1,127
Surplus	2,527,153	2,164,989
Undivided profits	1,196,459	1,093,270
Accumulated other comprehensive loss	(567,730)	(10,545)
Total stockholders’ equity	3,157,151	3,248,841
Total liabilities and stockholders’ equity	$27,076,074	$24,724,759

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$187,347	$132,216	$478,101	$417,444
Interest bearing balances due from banks and federal funds sold	1,141	763	2,907	2,212
Investment securities	40,954	30,717	112,514	79,418
Mortgage loans held for sale	178	230	568	1,255
Other loans held for sale	998	—	3,061	—
TOTAL INTEREST INCOME	230,618	163,926	597,151	500,329

INTEREST EXPENSE
Deposits	25,429	9,116	42,000	33,077
Federal funds purchased and securities sold under agreements to repurchase	305	70	492	507
Other borrowings	6,048	4,893	15,671	14,592
Subordinated notes and debentures	5,251	4,610	14,698	13,702
TOTAL INTEREST EXPENSE	37,033	18,689	72,861	61,878

NET INTEREST INCOME	193,585	145,237	524,290	438,451
Provision for credit losses	103	(19,890)	14,048	(31,396)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	193,482	165,127	510,242	469,847

NONINTEREST INCOME
Service charges on deposit accounts	12,560	11,557	34,635	31,322
Debit and credit card fees	7,685	7,102	23,358	20,785
Wealth management fees	8,562	7,877	23,744	23,130
Mortgage lending income	2,593	5,818	9,383	16,755
Bank owned life insurance income	2,902	2,573	8,171	6,134
Other service charges and fees	2,085	1,964	5,593	5,934
Gain (loss) on sale of securities, net	(22)	5,248	(226)	15,846
Other income	6,658	6,411	20,761	25,308
TOTAL NONINTEREST INCOME	43,023	48,550	125,419	145,214

NONINTEREST EXPENSE
Salaries and employee benefits	71,923	61,902	213,964	182,503
Occupancy expense, net	11,674	9,361	32,701	27,764
Furniture and equipment expense	5,394	4,895	15,273	15,169
Other real estate and foreclosure expense	168	339	653	1,545
Deposit insurance	3,278	1,870	7,928	4,865
Merger related costs	1,422	1,401	22,441	2,320
Other operating expenses	45,084	34,565	131,213	107,826
TOTAL NONINTEREST EXPENSE	138,943	114,333	424,173	341,992

INCOME BEFORE INCOME TAXES	97,562	99,344	211,488	273,069
Provision for income taxes	16,959	18,770	38,336	50,151

NET INCOME	80,603	80,574	173,152	222,918
Preferred stock dividends	—	13	—	39
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$80,603	$80,561	$173,152	$222,879
BASIC EARNINGS PER SHARE	$0.63	$0.75	$1.41	$2.06
DILUTED EARNINGS PER SHARE	$0.63	$0.74	$1.40	$2.05
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
NET INCOME	$80,603	$80,574	$173,152	$222,918

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding losses arising during the period on available-for-sale securities	(195,540)	(41,398)	(639,915)	(95,313)
Less: Reclassification adjustment for realized (losses) gains included in net income	(22)	5,248	(226)	15,846
Less: Realized losses on available-for-sale securities interest rate hedges	(41,412)	(13,722)	(101,443)	(13,722)
Net unrealized gains (losses) on securities transferred from available for sale to held to maturity during the period	—	1,106	(206,682)	1,106
Less: Accretion of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	4,700	—	9,401	—
Other comprehensive loss, before tax effect	(158,806)	(31,818)	(754,329)	(96,331)
Less: Tax effect of other comprehensive loss	(41,504)	(8,316)	(197,144)	(25,176)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(117,302)	(23,502)	(557,185)	(71,155)

COMPREHENSIVE INCOME (LOSS)	$(36,699)	$57,072	$(384,033)	$151,763

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021

(In thousands)	September 30, 2022	September 30, 2021
	(Unaudited)
OPERATING ACTIVITIES
Net income	$173,152	$222,918
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,660	35,396
Provision for credit losses	14,048	(31,396)
(Gain) loss on sale of investments	226	(15,846)
Net accretion of investment securities and assets	(32,531)	(36,929)
Net amortization on borrowings	274	404
Stock-based compensation expense	11,475	12,591
Gain on sale of premises and equipment, net of impairment	—	(591)
Gain on sale of foreclosed assets and other real estate owned	(424)	(76)
Gain on sale of mortgage loans held for sale	(7,187)	(29,222)
Gain on sale of loans	(282)	—
Gain on sale of branches	—	(5,316)
Deferred income taxes	2,924	3,585
Income from bank owned life insurance	(8,189)	(6,229)
Loss from early retirement of TruPS	365	—
Originations of mortgage loans held for sale	(436,477)	(752,480)
Proceeds from sale of mortgage loans held for sale	467,261	884,452
Changes in assets and liabilities:
Interest receivable	(5,852)	4,191
Other assets	(18,712)	(22,677)
Accrued interest and other liabilities	34,850	(41,674)
Income taxes payable	(5,373)	(1,199)
Net cash provided by operating activities	226,208	219,902

INVESTING ACTIVITIES
Net change in loans	(1,344,441)	2,056,058
Proceeds from sale of loans	51,856	26,472
Net change in due from banks - time	592	(201)
Purchases of premises and equipment, net	(25,757)	(36,832)
Proceeds from sale of premises and equipment	—	5,621
Proceeds from sale of foreclosed assets and other real estate owned	3,476	14,594
Proceeds from sale of available-for-sale securities	—	342,577
Proceeds from maturities of available-for-sale securities	974,625	559,259
Purchases of available-for-sale securities	(261,375)	(4,786,533)
Proceeds from maturities of held-to-maturity securities	60,215	13,804
Purchases of held-to-maturity securities	(329,660)	(694,734)
Purchases of bank owned life insurance death benefits	—	(160,000)
Proceeds from bank owned life insurance death benefits	1,873	3,814
Disposition of assets and liabilities held for sale	—	(134,166)
Purchase of Spirit of Texas Bancshares, Inc.	276,396	—
Net cash used in investing activities	(592,200)	(2,790,267)

FINANCING ACTIVITIES
Net change in deposits	63,128	1,075,422
Repayments of TruPS	(56,189)	—
Dividends paid on preferred stock	—	(39)
Dividends paid on common stock	(69,963)	(58,319)
Net change in other borrowed funds	(411,250)	(3,482)
Net change in federal funds purchased and securities sold under agreements to repurchase	(16,890)	(81,835)
Net shares issued (cancelled) under stock compensation plans	(4,105)	1,222
Shares issued under employee stock purchase plan	1,151	1,170
Repurchases of common stock	(111,133)	(54,513)
Net cash (used in) provided by financing activities	(605,251)	879,626

DECREASE IN CASH AND CASH EQUIVALENTS	(971,243)	(1,690,739)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,650,653	3,472,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$679,410	$1,781,413
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2022 and 2021

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended September 30, 2022
Balance, June 30, 2022 (Unaudited)	$—	$1,288	$2,569,060	$(450,428)	$1,139,975	$3,259,895

Comprehensive (loss) income	—	—	—	(117,302)	80,603	(36,699)
Stock-based compensation plans, net – 39,416 shares	—	—	3,111	—	—	3,111
Stock repurchases – 1,883,713 shares	—	(19)	(45,018)	—	—	(45,037)
Dividends on common stock – $0.19 per share	—	—	—	—	(24,119)	(24,119)

Balance, September 30, 2022 (Unaudited)	$—	$1,269	$2,527,153	$(567,730)	$1,196,459	$3,157,151

Three Months Ended September 30, 2021
Balance, June 30, 2021 (Unaudited)	$767	$1,084	$2,021,128	$12,073	$1,004,314	$3,039,366

Comprehensive (loss) income	—	—	—	(23,502)	80,574	57,072
Stock-based compensation plans, net – 22,767 shares	—	—	4,848	—	—	4,848
Stock repurchases – 1,806,205 shares	—	(18)	(51,415)	—	—	(51,433)
Dividends on preferred stock	—	—	—	—	(13)	(13)
Dividends on common stock – $0.18 per share	—	—	—	—	(19,309)	(19,309)

Balance, September 30, 2021 (Unaudited)	$767	$1,066	$1,974,561	$(11,429)	$1,065,566	$3,030,531
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2022 and 2021

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Nine Months Ended September 30, 2022
Balance, December 31, 2021	$—	$1,127	$2,164,989	$(10,545)	$1,093,270	$3,248,841

Comprehensive (loss) income	—	—	—	(557,185)	173,152	(384,033)
Stock issued for employee stock purchase plan – 59,475 shares	—	1	1,150	—	—	1,151
Stock-based compensation plans, net – 326,236 shares	—	2	7,368	—	—	7,370
Stock issued for Spirit acquisition - 18,275,074 shares	—	183	464,735	—	—	464,918
Stock repurchases – 4,432,762 shares	—	(44)	(111,089)	—	—	(111,133)
Dividends on common stock – $0.57 per share	—	—	—	—	(69,963)	(69,963)

Balance, September 30, 2022 (Unaudited)	$—	$1,269	$2,527,153	$(567,730)	$1,196,459	$3,157,151

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

Comprehensive (loss) income	—	—	—	(71,155)	222,918	151,763
Stock issued for employee stock purchase plan – 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net – 401,993 shares	—	3	13,810	—	—	13,813
Stock repurchases – 1,937,121 shares	—	(19)	(54,494)	—	—	(54,513)
Dividends on preferred stock	—	—	—	—	(39)	(39)
Dividends on common stock – $0.54 per share	—	—	—	—	(58,319)	(58,319)

Balance, September 30, 2021 (Unaudited)	$767	$1,066	$1,974,561	$(11,429)	$1,065,566	$3,030,531

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 230 financial centers as of September 30, 2022, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

There have been no other significant changes to the Company’s accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Presently, the

Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

NOTE 2: ACQUISITIONS

Spirit of Texas Bancshares, Inc.

On April 8, 2022, the Company completed its merger with Spirit of Texas Bancshares, Inc. (“Spirit”) pursuant to the terms of the Agreement and Plan of Merger dated as of November 18, 2021 (“Spirit Agreement”), at which time Spirit merged with and into the Company, with the Company continuing as the surviving corporation. The Company issued 18,275,074 shares of its common stock valued at approximately $464.9 million as of April 8, 2022, plus $1,393,508.90 in cash, in exchange for all outstanding shares of Spirit capital stock (and common stock equivalents) to effect the merger.

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

Goodwill of $162.3 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the Texas market and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Spirit acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Spirit	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$277,790	$—	$277,790
Investment securities	362,088	(13,401)	348,687
Loans acquired	2,314,085	(19,925)	2,294,160
Allowance for credit losses on loans	(17,005)	11,905	(5,100)
Premises and equipment	84,135	(19,029)	65,106
Bank owned life insurance	36,890	—	36,890
Goodwill	77,681	(77,681)	—
Core deposit and other intangible assets	6,245	32,386	38,631
Other assets	58,403	3,582	61,985
Total assets acquired	$3,200,312	$(82,163)	$3,118,149

(In thousands)	Acquired from Spirit	Fair Value Adjustments	Fair Value
Liabilities Assumed
Deposits:
Noninterest bearing transaction accounts	$825,228	$(165)	$825,063
Interest bearing transaction accounts and savings deposits	1,383,663	—	1,383,663
Time deposits	509,209	1,081	510,290
Total deposits	2,718,100	916	2,719,016
Other borrowings	37,547	503	38,050
Subordinated debentures	36,491	879	37,370
Accrued interest and other liabilities	23,667	(3,918)	19,749
Total liabilities assumed	2,815,805	(1,620)	2,814,185
Equity	384,507	(384,507)	—
Total equity assumed	384,507	(384,507)	—
Total liabilities and equity assumed	$3,200,312	$(386,127)	$2,814,185
Net assets acquired			303,964
Purchase price			466,311
Goodwill			$162,347

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Landmark acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Landmark	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$27,591	$—	$27,591
Due from banks - time	100	—	100
Investment securities	114,793	(125)	114,668
Loans acquired	785,551	3,953	789,504
Allowance for credit losses on loans	(5,980)	3,621	(2,359)
Premises and equipment	9,540	(4,099)	5,441
Bank owned life insurance	21,287	—	21,287
Core deposit intangible	88	4,071	4,159
Other assets	13,036	(4,605)	8,431
Total assets acquired	$966,006	$2,816	$968,822

Liabilities Assumed
Deposits:
Noninterest bearing transaction accounts	$110,393	$—	$110,393
Interest bearing transaction accounts and savings deposits	425,777	—	425,777
Time deposits	266,835	(334)	266,501
Total deposits	803,005	(334)	802,671
Other borrowings	47,023	—	47,023
Accrued interest and other liabilities	8,459	(3,122)	5,337
Total liabilities assumed	858,487	(3,456)	855,031
Equity	107,519	(107,519)	—
Total equity assumed	107,519	(107,519)	—
Total liabilities and equity assumed	$966,006	$(110,975)	$855,031
Net assets acquired			113,791
Purchase price			145,195
Goodwill			$31,404

During 2022, the Company finalized its analysis of the loans acquired along with other acquired assets and assumed liabilities related to Landmark.

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

A summary, at fair value, of the assets acquired and liabilities assumed in the Triumph acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Triumph	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$7,484	$—	$7,484
Due from banks - time	495	—	495
Investment securities	130,571	(1,116)	129,455
Loans acquired	702,460	(3,674)	698,786
Allowance for credit losses on loans	(12,617)	1,525	(11,092)
Premises and equipment	2,774	484	3,258
Goodwill	1,550	(1,550)	—
Core deposit intangible	—	5,136	5,136
Other assets	12,806	897	13,703
Total assets acquired	$845,523	$1,702	$847,225

Liabilities Assumed
Deposits:
Noninterest bearing transaction accounts	$115,729	$—	$115,729
Interest bearing transaction accounts and savings deposits	383,434	—	383,434
Time deposits	219,477	1,094	220,571
Total deposits	718,640	1,094	719,734
Securities sold under agreement to repurchase	2,854	—	2,854
Other borrowings	30,700	—	30,700
Accrued interest and other liabilities	2,882	455	3,337
Total liabilities assumed	755,076	1,549	756,625
Equity	90,446	(90,446)	—
Total equity assumed	90,446	(90,446)	—
Total liabilities and equity assumed	$845,522	$(88,897)	$756,625
Net assets acquired			90,600
Purchase price			130,544
Goodwill			$39,944

During 2022, the Company finalized its analysis of the loans acquired along with other acquired assets and assumed liabilities related to Triumph.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related remaining net unrealized losses of $148.3 million and net unrealized gains of $738,000, respectively, in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

September 30, 2022
U.S. Government agencies	$447,400	$—	$447,400	$—	$(97,871)	$349,529
Mortgage-backed securities	1,214,882	—	1,214,882	1,069	(131,437)	1,084,514
State and political subdivisions	1,865,310	(107)	1,865,203	60	(540,980)	1,324,283
Other securities	260,868	(1,277)	259,591	—	(33,877)	225,714
Total HTM	$3,788,460	$(1,384)	$3,787,076	$1,129	$(804,165)	$2,984,040

December 31, 2021
U.S. Government agencies	$232,609	$—	$232,609	$—	$(7,914)	$224,695
Mortgage-backed securities	70,342	—	70,342	232	(1,425)	69,149
State and political subdivisions	1,210,248	(1,197)	1,209,051	6,166	(8,462)	1,206,755
Other securities	17,301	(82)	17,219	—	(440)	16,779
Total HTM	$1,530,500	$(1,279)	$1,529,221	$6,398	$(18,241)	$1,517,378

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of September 30, 2022, HTM MBS consists of $150.0 million and $1.06 billion of commercial MBS and residential MBS, respectively. As of December 31, 2021, HTM MBS consists of $4.9 million and $65.5 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

September 30, 2022
U.S. Treasury	$2,250	$—	$—	$(59)	$2,191
U.S. Government agencies	195,369	—	145	(7,454)	188,060
Mortgage-backed securities	2,959,882	—	5	(289,539)	2,670,348
State and political subdivisions	1,054,356	—	244	(232,091)	822,509
Other securities	272,274	—	1	(17,840)	254,435
Total AFS	$4,484,131	$—	$395	$(546,983)	$3,937,543

December 31, 2021
U.S. Treasury	$300	$—	$—	$—	$300
U.S. Government agencies	374,754	—	495	(10,608)	364,641
Mortgage-backed securities	4,485,548	—	6,307	(43,239)	4,448,616
State and political subdivisions	1,791,097	—	30,556	(1,995)	1,819,658
Other securities	479,162	—	6,647	(5,479)	480,330
Total AFS	$7,130,861	$—	$44,005	$(61,321)	$7,113,545

As of September 30, 2022, AFS MBS consists of $1.17 billion and $1.50 billion of commercial MBS and residential MBS, respectively. As of December 31, 2021, AFS MBS consists of $1.53 billion and $2.92 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at September 30, 2022 was $17.7 million and $16.2 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of September 30, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$2,191	$(59)	$—	$—	$2,191	$(59)
U.S. Government agencies	116,968	(5,120)	53,942	(2,334)	170,910	(7,454)
Mortgage-backed securities	1,115,220	(73,690)	1,545,776	(215,849)	2,660,996	(289,539)
State and political subdivisions	536,510	(79,426)	259,147	(152,665)	795,657	(232,091)
Other securities	212,701	(14,259)	36,243	(3,581)	248,944	(17,840)
Total AFS	$1,983,590	$(172,554)	$1,895,108	$(374,429)	$3,878,698	$(546,983)

As of September 30, 2022, the Company’s investment portfolio included $3.94 billion of AFS securities, of which $3.88 billion, or 98.5%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2022 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended September 30, 2022
Held-to-maturity
Beginning balance, July 1, 2022	$103	$1,278	$1,381
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	3	(3)	—
Recoveries	1	2	3
Ending balance, September 30, 2022	$107	$1,277	$1,384

Nine Months Ended September 30, 2022
Held-to-maturity
Beginning balance, January 1, 2022	$1,197	$82	$1,279
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	(1,180)	1,180	—
Recoveries	90	15	105
Ending balance, September 30, 2022	$107	$1,277	$1,384

Activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2021 on the Company’s HTM and AFS securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to AFS securities recorded for the three and nine months ended September 30, 2022. There was no provision for credit losses related to AFS securities recorded in the three month period ended September 30, 2021 and it was reduced by $312,000 during the nine months ended September 30, 2021.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2022:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$187,185	$280,768	$—	$467,953	$—
Aa/AA	671,239	502,057	—	1,173,296	—
A	45,493	157,441	—	202,934	172,861
Baa/BBB	—	5,937	—	5,937	53,500
Not Rated	8,321	6,869	—	15,190	34,507
Total	$912,238	$953,072	$—	$1,865,310	$260,868

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

Income earned on securities for the three and nine months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Taxable:
Held-to-maturity	$10,679	$1,127	$23,169	$2,477
Available-for-sale	14,169	15,949	41,622	39,313

Non-taxable:
Held-to-maturity	10,181	4,853	26,371	9,887
Available-for-sale	5,925	8,788	21,352	27,741
Total	$40,954	$30,717	$112,514	$79,418

The amortized cost and estimated fair value by maturity of securities as of September 30, 2022 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$4,519	$4,519	$3,165	$3,142
After one through five years	7,671	7,449	184,193	177,833
After five through ten years	327,461	284,166	268,732	248,862
After ten years	2,233,927	1,603,392	1,067,671	836,869
Securities not due on a single maturity date	1,214,882	1,084,514	2,959,882	2,670,348
Other securities (no maturity)	—	—	488	489
Total	$3,788,460	$2,984,040	$4,484,131	$3,937,543

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.93 billion at September 30, 2022 and $3.88 billion at December 31, 2021.

There were approximately $8,000 of gross realized gains and $30,000 of gross realized losses from the sale and calls of securities during the three months ended September 30, 2022, and approximately $45,000 of gross realized gains and $271,000 of gross realized losses from the sale and call of securities during the nine months ended September 30, 2022. There were approximately $5.3 million of gross realized gains and $24,500 of gross realized losses from the sale of securities during the three months ended September 30, 2021, and approximately $15.9 million of gross realized gains and $63,600 of gross realized losses from the sale of securities during the nine months ended September 30, 2021. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2022 and 2021.

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

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Spirit Acquisition

In connection with the Spirit acquisition, the Company acquired a portfolio of loans which were identified as held for sale by the acquired bank prior to the completion of the acquisition. These loans were valued at $35.2 million, net of fair value discounts, at the date of acquisition. As of September 30, 2022, the remaining balance of loans held for sale, net of fair value discounts, was $2.3 million. The decrease in the remaining balance as compared to June 30, 2022, is due to continued paydowns and the sale of a portion of loans within the acquired portfolio.

As of September 30, 2022, there were no outstanding other liabilities held for sale.

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

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At September 30, 2022, the Company’s loan portfolio was $15.61 billion, compared to $12.01 billion at December 31, 2021. The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$192,559	$187,052
Other consumer	180,604	168,318
Total consumer	373,163	355,370
Real Estate:
Construction and development	2,372,294	1,326,371
Single family residential	2,467,008	2,101,975
Other commercial	7,249,891	5,738,904
Total real estate	12,089,193	9,167,250
Commercial:
Commercial	2,525,218	1,992,043
Agricultural	263,539	168,717
Total commercial	2,788,757	2,160,760
Other	356,022	329,123
Total loans	$15,607,135	$12,012,503

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $29.1 million and $21.5 million at September 30, 2022 and December 31, 2021, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $52.7 million and $39.8 million at September 30, 2022 and December 31, 2021, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of September 30, 2022 and December 31, 2021, the total outstanding balance of PPP loans was $12.1 million and $116.7 million, respectively.

Other – The other loan portfolio includes mortgage warehouse loans, representing warehouse lines of credit to mortgage originators for the disbursement of newly originated 1-4 family residential loans. Also included in the other loan portfolio are loans to public sector customers, including state and local governments.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$305	$377
Other consumer	306	381
Total consumer	611	758
Real estate:
Construction and development	3,285	2,296
Single family residential	22,761	19,268
Other commercial	15,382	26,953
Total real estate	41,428	48,517
Commercial:
Commercial	15,411	18,774
Agricultural	74	152
Total commercial	15,485	18,926
Other	10	3
Total	$57,534	$68,204

As of September 30, 2022 and December 31, 2021, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $13.7 million and $14.5 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
September 30, 2022
Consumer:
Credit cards	$1,348	$267	$1,615	$190,944	$192,559	$201
Other consumer	814	119	933	179,671	180,604	—
Total consumer	2,162	386	2,548	370,615	373,163	201
Real estate:
Construction and development	1,613	1,631	3,244	2,369,050	2,372,294	—
Single family residential	11,175	11,250	22,425	2,444,583	2,467,008	—
Other commercial	5,461	8,182	13,643	7,236,248	7,249,891	—
Total real estate	18,249	21,063	39,312	12,049,881	12,089,193	—
Commercial:
Commercial	4,474	7,008	11,482	2,513,736	2,525,218	41
Agricultural	55	26	81	263,458	263,539	—
Total commercial	4,529	7,034	11,563	2,777,194	2,788,757	41
Other	—	3	3	356,019	356,022	—
Total	$24,940	$28,486	$53,426	$15,553,709	$15,607,135	$242

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2021
Consumer:
Credit cards	$847	$413	$1,260	$185,792	$187,052	$247
Other consumer	1,149	130	1,279	167,039	168,318	—
Total consumer	1,996	543	2,539	352,831	355,370	247
Real estate:
Construction and development	114	504	618	1,325,753	1,326,371	—
Single family residential	11,313	9,398	20,711	2,081,264	2,101,975	102
Other commercial	2,474	12,268	14,742	5,724,162	5,738,904	—
Total real estate	13,901	22,170	36,071	9,131,179	9,167,250	102
Commercial:
Commercial	4,812	10,074	14,886	1,977,157	1,992,043	—
Agricultural	13	117	130	168,587	168,717	—
Total commercial	4,825	10,191	15,016	2,145,744	2,160,760	—
Other	—	3	3	329,120	329,123	—
Total	$20,722	$32,907	$53,629	$11,958,874	$12,012,503	$349

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

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
September 30, 2022
Real estate:
Single-family residential	24	$1,868	12	$1,676	36	$3,544
Other commercial	1	1	—	—	1	1
Total real estate	25	1,869	12	1,676	37	3,545
Commercial:
Commercial	—	—	3	1,351	3	1,351
Total commercial	—	—	3	1,351	3	1,351
Total	25	$1,869	15	$3,027	40	$4,896

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2021
Real estate:
Single-family residential	28	$3,087	14	$1,196	42	$4,283
Other commercial	1	766	2	48	3	814
Total real estate	29	3,853	16	1,244	45	5,097
Commercial:
Commercial	2	436	2	1,406	4	1,842
Total commercial	2	436	2	1,406	4	1,842
Total	31	$4,289	18	$2,650	49	$6,939

The following table presents loans that were restructured as TDRs during the three and nine month periods ended September 30, 2022 and nine months ended September 30, 2021. There were no loans restructured as TDRs during the three months ended September 30, 2021.

(Dollars in thousands)	Number of loans	Balance Prior to TDR	Balance at September 30,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Three Months Ended September 30, 2022
Real estate:
Other commercial	3	$747	$727	$—	$727	$—
Total real estate	3	$747	$727	$—	$727	$—

Nine Months Ended September 30, 2022
Real estate:
Other commercial	4	$760	$740	$—	$740	$—
Total real estate	4	$760	$740	$—	$740	$—

Nine Months Ended September 30, 2021
Real estate:
Other commercial	1	$784	$778	$—	$778	$—
Total real estate	1	$784	$778	$—	$778	$—

During the three months ended September 30, 2022, the Company modified three loans with a recorded investment of $747,000 prior to modification, which were deemed TDRs. The restructured loans were modified by reducing the interest rate on the loan. No specific reserve was recorded with respect to these TDRs. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

During the nine months ended September 30, 2022, the Company modified four loans with a recorded investment of $760,000 prior to modification, which were deemed TDRs. The restructured loans were modified by reducing the interest rate on the loan. No specific reserve was recorded with respect to these TDRs. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

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

Additionally, there were no loans considered TDRs for which a payment default occurred during the nine months ended September 30, 2022 or 2021. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which Other Real Estate Owned (“OREO”) was received in full or partial satisfaction of the loans during the three and nine month periods ended September 30, 2022 or 2021. At September 30, 2022 and December 31, 2021, the Company had $3,389,000 and $1,806,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2022 and December 31, 2021, the Company had $524,000 and $831,000, respectively, of OREO secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of September 30, 2022, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022 (YTD)	2021	2020	2019	2018	2017 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$190,944	$—	$190,944
30-89 days past due	—	—	—	—	—	—	1,348	—	1,348
90+ days past due	—	—	—	—	—	—	267	—	267
Total consumer - credit cards	—	—	—	—	—	—	192,559	—	192,559
Consumer - other
Delinquency:
Current	101,692	31,531	12,111	5,375	3,465	3,514	21,980	3	179,671
30-89 days past due	279	270	68	46	17	128	6	—	814
90+ days past due	19	26	20	12	2	31	9	—	119
Total consumer - other	101,990	31,827	12,199	5,433	3,484	3,673	21,995	3	180,604
Real estate - C&D
Risk rating:
Pass	184,664	86,225	65,254	20,346	19,807	17,516	1,963,664	340	2,357,816
Special mention	252	—	—	—	—	42	9,074	—	9,368
Substandard	1,005	85	10	14	31	138	3,827	—	5,110
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	185,921	86,310	65,264	20,360	19,838	17,696	1,976,565	340	2,372,294
Real estate - SF residential
Delinquency:
Current	544,782	426,319	265,458	162,395	216,192	509,819	314,903	4,715	2,444,583
30-89 days past due	453	1,070	1,222	420	1,786	5,435	789	—	11,175
90+ days past due	160	904	565	936	1,212	5,793	1,680	—	11,250
Total real estate - SF residential	545,395	428,293	267,245	163,751	219,190	521,047	317,372	4,715	2,467,008
Real estate - other commercial
Risk rating:
Pass	1,498,718	1,544,045	646,921	339,571	241,678	758,803	1,882,897	19,646	6,932,279
Special mention	30,970	13,928	31,702	208	6,768	37,207	49,083	—	169,866
Substandard	22,117	16,487	15,292	4,624	8,377	36,445	44,404	—	147,746
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,551,805	1,574,460	693,915	344,403	256,823	832,455	1,976,384	19,646	7,249,891
Commercial
Risk rating:
Pass	503,656	330,386	167,711	75,215	43,335	54,340	1,281,039	27,220	2,482,902
Special mention	51	1,080	34	58	8	963	2,042	—	4,236
Substandard	2,247	6,059	764	1,014	1,462	4,682	20,968	884	38,080
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	505,954	337,525	168,509	76,287	44,805	59,985	1,304,049	28,104	2,525,218
Commercial - agriculture
Risk rating:
Pass	34,791	25,667	12,321	6,336	1,600	1,469	180,276	413	262,873
Special mention	—	—	—	—	—	—	—	—	—
Substandard	9	23	5	57	10	—	562	—	666
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	34,800	25,690	12,326	6,393	1,610	1,469	180,838	413	263,539
Other
Delinquency:
Current	96,254	30,852	8,599	5,529	20,537	26,057	167,238	953	356,019
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	96,254	30,852	8,599	5,529	20,537	26,060	167,238	953	356,022
Total	$3,022,119	$2,514,957	$1,228,057	$622,156	$566,287	$1,462,385	$6,137,000	$54,174	$15,607,135

The following table presents a summary of loans by credit quality indicator, as of December 31, 2021, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$185,792	$—	$185,792
30-89 days past due	—	—	—	—	—	—	847	—	847
90+ days past due	—	—	—	—	—	—	413	—	413
Total consumer - credit cards	—	—	—	—	—	—	187,052	—	187,052
Consumer - other
Delinquency:
Current	97,830	21,885	11,712	6,756	5,416	3,833	19,607	—	167,039
30-89 days past due	265	121	164	49	219	156	175	—	1,149
90+ days past due	23	23	28	21	13	22	—	—	130
Total consumer - other	98,118	22,029	11,904	6,826	5,648	4,011	19,782	—	168,318
Real estate - C&D
Risk rating:
Pass	74,813	83,729	28,803	17,349	8,505	9,319	1,074,617	20,285	1,317,420
Special mention	—	—	270	—	—	47	—	—	317
Substandard	191	77	16	54	324	423	5,598	1,951	8,634
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	75,004	83,806	29,089	17,403	8,829	9,789	1,080,215	22,236	1,326,371
Real estate - SF residential
Delinquency:
Current	419,605	335,788	185,190	260,037	193,110	421,957	256,155	9,422	2,081,264
30-89 days past due	1,061	883	1,662	791	1,077	4,360	1,479	—	11,313
90+ days past due	27	561	507	1,199	1,358	5,104	570	72	9,398
Total real estate - SF residential	420,693	337,232	187,359	262,027	195,545	431,421	258,204	9,494	2,101,975
Real estate - other commercial
Risk rating:
Pass	1,349,746	807,701	375,824	267,696	476,029	537,493	1,409,099	164,856	5,388,444
Special mention	28,151	30,981	2,799	6,650	39,361	4,801	38,638	1,608	152,989
Substandard	28,137	10,186	5,243	10,806	30,060	27,107	53,860	32,072	197,471
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,406,034	848,868	383,866	285,152	545,450	569,401	1,501,597	198,536	5,738,904
Commercial
Risk rating:
Pass	455,499	187,517	80,486	57,437	36,529	57,099	1,004,971	41,885	1,921,423
Special mention	670	2,482	1,066	189	261	2,770	8,500	10,499	26,437
Substandard	3,436	18,381	4,397	1,196	578	850	8,242	7,103	44,183
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	459,605	208,380	85,949	58,822	37,368	60,719	1,021,713	59,487	1,992,043
Commercial - agriculture
Risk rating:
Pass	32,780	20,230	10,253	3,646	2,364	459	98,245	327	168,304
Special mention	—	—	—	—	—	—	—	—	—
Substandard	191	25	27	53	22	3	23	69	413
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	32,971	20,255	10,280	3,699	2,386	462	98,268	396	168,717
Other
Delinquency:
Current	24,247	4,740	1,236	22,438	6,692	5,578	264,189	—	329,120
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	24,247	4,740	1,236	22,438	6,692	5,581	264,189	—	329,123
Total	$2,516,672	$1,525,310	$709,683	$656,367	$801,918	$1,081,384	$4,431,020	$290,149	$12,012,503

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $77.1 million and $47.1 million as of September 30, 2022 and December 31, 2021, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
September 30, 2022
Construction and development	$2,683	$—	$2,683
Single family residential	1,008	—	1,008
Other commercial real estate	64,772	—	64,772
Commercial	—	8,607	8,607
Total	$68,463	$8,607	$77,070

December 31, 2021
Construction and development	$2,489	$—	$2,489
Single family residential	1,838	—	1,838
Other commercial real estate	32,849	—	32,849
Commercial	—	9,913	9,913
Total	$37,176	$9,913	$47,089

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2022
Beginning balance, July 1, 2022	$32,817	$166,481	$6,609	$6,704	$212,611
Acquisition adjustment for PCD loans	1,057	—	—	—	1,057
Provision for credit loss expense	(613)	(17,243)	1,119	840	(15,897)
Charge-offs	(1,873)	(130)	(903)	(506)	(3,412)
Recoveries	720	1,982	250	278	3,230
Net (charge-offs) recoveries	(1,153)	1,852	(653)	(228)	(182)
Ending balance, September 30, 2022	$32,108	$151,090	$7,075	$7,316	$197,589

Nine Months Ended September 30, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Acquisition adjustment for PCD loans	1,911	3,187	—	2	5,100
Provision for credit loss expense	19,721	(33,436)	5,142	3,168	(5,405)
Charge-offs	(8,880)	(730)	(2,827)	(1,438)	(13,875)
Recoveries	1,898	2,799	773	967	6,437
Net (charge-offs) recoveries	(6,982)	2,069	(2,054)	(471)	(7,438)
Ending balance, September 30, 2022	$32,108	$151,090	$7,075	$7,316	$197,589

Activity in the allowance for credit losses for the three and nine months ended September 30, 2021 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2021
Beginning balance, July 1, 2021	$29,793	$188,388	$5,442	$3,616	$227,239
Provision for credit loss expense	(11,853)	(7,668)	(247)	(122)	(19,890)
Charge-offs	(932)	(5,941)	(711)	(463)	(8,047)
Recoveries	463	2,068	267	408	3,206
Net charge-offs	(469)	(3,873)	(444)	(55)	(4,841)
Ending balance, September 30, 2021	$17,471	$176,847	$4,751	$3,439	$202,508

Nine Months Ended September 30, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Provision for credit loss expense	(25,453)	(1,948)	(763)	(1,737)	(29,901)
Charge-offs	(2,099)	(8,068)	(2,759)	(1,577)	(14,503)
Recoveries	2,930	3,995	801	1,136	8,862
Net (charge-offs) recoveries	831	(4,073)	(1,958)	(441)	(5,641)
Ending balance, September 30, 2021	$17,471	$176,847	$4,751	$3,439	$202,508

As of September 30, 2022, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. The provision recapture for the three months ended September 30, 2022 was primarily due to a release of $16.0 million driven by a reduction to certain industry specific qualitative factors related to overall improvement from pandemic related stresses to these industries. The provision recapture for the nine months ended September 30, 2022 was primarily due to the qualitative factor reduction previously noted coupled with the improved asset credit quality metrics combined with improved Moody’s economic modeling scenarios, which more than offset the Day 2 provision expense related to the Spirit acquisition.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $41.9 million and $22.4 million as of September 30, 2022 and December 31, 2021, respectively. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. For the three month period ended September 30, 2022, an adjustment to the reserve for unfunded commitments resulted in an expense of $16.0 million due to the overall increase in unfunded commitments, primarily made up of commercial construction loans, which receive a higher reserve allocation than other loans. For the nine month period ended September 30, 2022, an adjustment to the reserve for unfunded commitments resulted in an expense of $19.5 million, made up of the increase previously discussed combined with the Day 2 provision related to the Spirit acquisition. These adjustments were included in the provision for credit losses in the statement of income. No adjustment was made to the reserve for unfunded commitments during the three and nine months ended September 30, 2021, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Provision for credit losses related to:
Loans	$(15,897)	$(19,890)	$(5,405)	$(29,901)
Unfunded commitments	16,000	—	19,453	—
Securities - HTM	—	—	—	(1,183)
Securities - AFS	—	—	—	(312)
Total	$103	$(19,890)	$14,048	$(31,396)

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

The following table provides a summary of loans purchased during the second quarter of 2022 as part of the Spirit acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	$8,258	$66,534	$—	$59	$74,851
PCD allowance for credit loss at acquisition	(1,911)	(3,187)	—	(2)	(5,100)
Non-credit related discount	(378)	(998)	—	(1)	(1,377)
Fair value of PCD loans	$5,969	$62,349	$—	$56	$68,374

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of September 30, 2022 and December 31, 2021 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Right-of-use lease assets	$49,308	$48,855
Lease liabilities	50,187	49,321

Weighted average remaining lease term	7.82 years	7.96 years
Weighted average discount rate	2.05%	2.00%

Operating lease cost for the three and nine month periods ended September 30, 2022 was $3.6 million and $10.5 million, respectively, as compared to $2.8 million and $8.5 million for the same periods in 2021.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Right-of-use lease assets	$49,308	$48,855
Premises and equipment:
Land	123,068	101,728
Buildings and improvements	366,773	320,844
Furniture, fixtures and equipment	117,111	107,122
Software	67,515	66,947
Construction in progress	20,767	9,117
Accumulated depreciation and amortization	(194,610)	(171,144)
Total premises and equipment, net	$549,932	$483,469

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.31 billion and $1.15 billion at September 30, 2022 and December 31, 2021, respectively. Goodwill increased $163.0 million during the nine months ended September 30, 2022 primarily due to the Spirit acquisition, along with adjustments related to the continued assessment of the fair value and assumed tax position of the Landmark and Triumph acquisitions.

Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2022 or the year ended December 31, 2021. During the second quarter of 2022, the Company performed an annual goodwill impairment analysis and concluded no impairment existed. Also during 2022, the Company’s share price began to decline as markets in the United States responded to record inflation and other economic pressures. As a result of the effect on share price, the Company performed interim goodwill impairment assessments during the second and third quarters and concluded no impairment existed during the periods.

Core deposit premiums represent the value of the relationships that acquired banks had with their deposit customers and are amortized over periods ranging from 10 years to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Other intangible assets represent the value of other acquired relationships, including relationships with trust and wealth management customers, and are being amortized over various periods ranging from 8 to 15 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Core deposit premiums:
Balance, beginning of year	$93,862	$97,363
Acquisitions(1)	36,500	9,295
Disposition of intangible asset(2)	—	(674)
Amortization	(10,647)	(12,122)
Balance, end of period	119,715	93,862
Books of business and other intangibles:
Balance, beginning of year	12,373	13,747
Acquisitions(3)	2,131	—
Amortization	(1,160)	(1,374)
Balance, end of period	13,344	12,373
Total other intangible assets, net	$133,059	$106,235
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

The carrying basis and accumulated amortization of the Company’s other intangible assets at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Core deposit premiums:
Gross carrying amount	$189,996	$153,496
Accumulated amortization	(70,281)	(59,634)
Core deposit premiums, net	119,715	93,862
Books of business and other intangibles:
Gross carrying amount	22,068	19,937
Accumulated amortization	(8,724)	(7,564)
Books of business and other intangibles, net	13,344	12,373
Total other intangible assets, net	$133,059	$106,235

The Company’s estimated remaining amortization expense on other intangible assets as of September 30, 2022 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2022	$4,108
	2023	16,306
	2024	15,403
	2025	12,819
	2026	12,346
	Thereafter	72,077
	Total	$133,059

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.25 billion and $784.9 million of certificates of deposit over $250,000 at September 30, 2022 and December 31, 2021, respectively. Brokered time deposits were $1.82 billion and $466.0 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Income taxes currently payable	$14,952	$21,500	$35,412	$46,566
Deferred income taxes	2,007	(2,730)	2,924	3,585
Provision for income taxes	$16,959	$18,770	$38,336	$50,151

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Loans acquired	$7,459	$4,832
Allowance for credit losses	47,048	48,462
Valuation of foreclosed assets	628	628
Tax NOLs from acquisition	12,423	13,537
Deferred compensation payable	3,795	3,426
Accrued equity and other compensation	5,738	5,776
Acquired securities	19,749	223
Right-of-use lease liability	12,194	11,984
Unrealized loss on AFS securities	204,415	8,164
Allowance for unfunded commitments	10,188	5,442
Other	5,905	7,202
Gross deferred tax assets	329,542	109,676
Deferred tax liabilities:
Goodwill and other intangible amortization	(45,070)	(38,329)
Accumulated depreciation	(24,741)	(26,347)
Right-of-use lease asset	(11,981)	(11,871)
Unrealized gain on swaps	(29,279)	(2,767)
Other	(4,233)	(3,718)
Gross deferred tax liabilities	(115,304)	(83,032)

Net deferred tax asset	$214,238	$26,644

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Computed at the statutory rate (21%)	$20,488	$20,859	$44,412	$57,336
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,774	1,477	2,339	4,855
Stock-based compensation	16	(22)	(89)	15
Tax exempt interest income	(3,682)	(2,973)	(10,704)	(8,224)
Tax exempt earnings on BOLI	(509)	(435)	(1,399)	(995)
Federal tax credits	(301)	(491)	(1,838)	(1,670)
Other differences, net	(827)	355	5,615	(1,166)
Actual tax provision	$16,959	$18,770	$38,336	$50,151

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in two tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $55.6 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $159.5 million and $170.4 million at September 30, 2022 and December 31, 2021, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2022
Repurchase agreements:
U.S. Government agencies	$159,513	$—	$—	$—	$159,513

December 31, 2021
Repurchase agreements:
U.S. Government agencies	$170,403	$—	$—	$—	$170,403

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2022 and December 31, 2021 consisted of the following components:

	September 30,	December 31,
(In thousands)	2022	2021
Other Borrowings
FHLB advances, net of discount, due 2022 to 2034, 1.49% to 5.53% secured by real estate loans	$934,147	$1,306,143
Other long-term debt	30,625	31,830
Total other borrowings	964,772	1,337,973

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,313	—
Trust preferred securities, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	—	10,310
Trust preferred securities, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	—	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	—	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	—	25,329
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	—	3,041
Unamortized debt issuance costs	(1,362)	(1,561)
Total subordinated notes and debentures	365,951	384,131
Total other borrowings and subordinated debt	$1,330,723	$1,722,104

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

The terms of the Company’s Notes utilize the three month LIBOR rate to determine the interest rate and expense due each quarter. The Company is currently reviewing all applicable documents and working with the debt holders and all relevant parties to determine the alternate interest rate index to be utilized, or other impacts, when LIBOR is discontinued.

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

The Company had total FHLB advances of $934.1 million and $1.31 billion at September 30, 2022 and December 31, 2021, respectively, which are primarily FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date and therefore are classified as short-term advances by the Company. At September 30, 2022, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.0 billion and the Company had approximately $5.0 billion of additional advances available from the FHLB.

During the third quarter of 2022, the Company redeemed the five issuances of trust preferred securities which had an outstanding aggregate principal amount of $56.2 million. The Company recorded a loss of $365,000 related to the early retirement of debt, which represented the unamortized purchase discounts associated with the previously acquired trust preferred securities. Each of the trusts was a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred securities of each trust represented preferred beneficial interests in the assets of the respective trusts and were subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust were wholly-owned by the Company. The trust preferred securities were tax-advantaged issues that qualified for inclusion as Tier 2 capital.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at September 30, 2022, are as follows:

Year	(In thousands)
Remainder of 2022	$429
2023	1,783
2024	1,839
2025	4,841
2026	1,844
Thereafter	389,986
Total	$400,722

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

NOTE 14: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. As of September 30, 2022, the aggregate liquidation preference of all shares of preferred stock cannot exceed $80,000,000.

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

During the three month period ended September 30, 2022, the Company repurchased 1,883,713 shares at an average price of $23.91 per share under the 2022 Program. During the nine month period ended September 30, 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 3,919,037 shares at an average price of $24.26 per share under the 2022 Program, respectively. The 2022 Program repurchases were all completed during the second and third quarters of 2022. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. During the three and nine month periods ended September 30, 2021, the Company repurchased 1,806,205 shares at an average price of $28.48 per share and 1,937,121 shares at an average price of $28.14 per share, respectively, under the 2019 Program.

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

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At September 30, 2022, Simmons Bank had approximately $175.1 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of September 30, 2022, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.73% at September 30, 2022.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the nine months ended September 30, 2022:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2022	473	$22.50	2	$22.20	1,111	$26.49
Granted	—	—	—	—	671	26.64
Stock options exercised	(2)	13.89	—	—	—	—
Stock awards/units vested (earned)	—	—	(2)	22.20	(397)	26.42
Forfeited/expired	—	—	—	—	(80)	25.69

Balance, September 30, 2022	471	$22.54	—	$—	1,305	$26.66

Exercisable, September 30, 2022	471	$22.54

The following table summarizes information about stock options under the plans outstanding at September 30, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$10.65	—	$10.65	1	0.29	$10.65	1	$10.65
20.29	—	20.29	47	2.25	20.29	47	20.29
22.20	—	22.20	51	2.48	22.20	51	22.20
22.75	—	22.75	293	2.86	22.75	293	22.75
23.51	—	23.51	72	3.30	23.51	72	23.51
24.07	—	24.07	7	2.96	24.07	7	24.07
$10.65	—	$24.07	471	2.82	$22.54	471	$22.54

The table below summarizes the Company’s performance stock unit activity for the nine months ended September 30, 2022:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2022	257
Granted	185
Vested (earned)	(75)
Forfeited	(12)
Non-vested,September 30, 2022	355

Stock-based compensation expense was $11.5 million and $12.6 million during the nine month periods ended September 30, 2022 and 2021, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2022. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $20.5 million at September 30, 2022. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.6 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2022 was $86,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.79 as of September 30, 2022, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the nine months ended September 30, 2022, while the total intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $1.3 million.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2022 and 2021.

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

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income available to common stockholders	$80,603	$80,561	$173,152	$222,879

Average common shares outstanding	127,884	107,822	122,935	108,130
Average potential dilutive common shares	452	538	452	538
Average diluted common shares	128,336	108,360	123,387	108,668

Basic earnings per share	$0.63	$0.75	$1.41	$2.06
Diluted earnings per share	$0.63	$0.74	$1.40	$2.05

There were 99,837 stock options excluded from the three months ended September 30, 2022 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were no stock options excluded from the earnings per share calculation for the nine months ended September 30, 2022 due to the related exercise price exceeding the average market price. There were no stock options excluded from the earnings per share calculation for the three and nine months ended September 30, 2021 due to the related stock option exercise price exceeding the average market price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Interest paid	$66,744	$59,535
Income taxes (refunded) paid	14,674	46,693
Transfers of loans to foreclosed assets held for sale	632	3,516
Transfers of premises held for sale to other real estate owned	—	4,368
Transfers of assets held for sale to other assets	100	—
Transfers of premises held for sale to premises	—	5,610
Transfers of available-for-sale to held-to-maturity securities	1,992,542	500,809

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and nine months ended September 30, 2022 was $6.7 million and $20.8 million, respectively. Other income for the same periods in 2021 was $6.4 million and $25.3 million, respectively. During the nine month period ended September 30, 2021, the Company recognized a gain on sale of $5.3 million related to the sale of banking operations and bank branches.

Other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Professional services	$4,339	$4,399	$13,987	$14,207
Postage	2,385	1,964	6,728	6,277
Telephone	1,668	1,516	4,921	4,758
Credit card expense	3,149	2,727	8,892	7,588
Marketing	6,662	5,019	21,556	12,912
Software and technology	10,340	10,134	30,565	30,242
Operating supplies	441	605	1,852	2,013
Amortization of intangibles	4,225	3,332	11,807	10,008
Branch right sizing expense	1,170	(3,280)	2,371	(2,187)
Other expense	10,705	8,149	28,534	22,008
Total other operating expenses	$45,084	$34,565	$131,213	$107,826

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

At September 30, 2022, the Company had outstanding commitments to extend credit aggregating approximately $696.7 million and $5.62 billion for credit card commitments and other loan commitments, respectively. At December 31, 2021, the Company had outstanding commitments to extend credit aggregating approximately $685.3 million and $3.41 billion for credit card commitments and other loan commitments, respectively.

As of September 30, 2022, the Company had outstanding commitments to originate fixed rate-rate mortgage loans of approximately $37.2 million. At December 31, 2021, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $108.5 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $50.6 million and $37.7 million at September 30, 2022, and December 31, 2021, respectively, with terms ranging from 9 months to 15 years. At September 30, 2022 and December 31, 2021, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $113.8 million and $59.1 million at September 30, 2022 and December 31, 2021, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2022 and December 31, 2021, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Available-for-sale securities
U.S. Treasury	$2,191	$2,191	$—	$—
U.S. Government agencies	188,060	—	188,060	—
Mortgage-backed securities	2,670,348	—	2,670,348	—
State and political subdivisions	822,509	—	822,509	—
Other securities	254,435	—	254,435	—
Mortgage loans held for sale	12,759	—	—	12,759
Derivative asset	149,637	—	149,637	—
Derivative liability	(39,119)	—	(39,119)	—

December 31, 2021
Available-for-sale securities
U.S. Treasury	$300	$300	$—	$—
U.S. Government agencies	364,641	—	364,641	—
Mortgage-backed securities	4,448,616	—	4,448,616	—
States and political subdivisions	1,819,658	—	1,819,658	—
Other securities	480,330	—	480,330	—
Mortgage loans held for sale	36,356	—	—	36,356
Derivative asset	25,852	—	25,852	—
Derivative liability	(15,443)	—	(15,443)	—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Individually assessed loans (1) (2) (collateral-dependent)	$77,070	$—	$—	$77,070
Foreclosed assets and other real estate owned (1)	2,897	—	—	2,897

December 31, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$47,089	$—	$—	$47,089
Foreclosed assets and other real estate owned (1)	4,875	—	—	4,875
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $10,783,000 and $4,214,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended September 30, 2022 and December 31, 2021, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets:
Cash and cash equivalents	$679,410	$679,410	$—	$—	$679,410
Interest bearing balances due from banks - time	1,290	—	1,290	—	1,290
Held-to-maturity securities, net	3,787,076	—	2,984,040	—	2,984,040
Interest receivable	86,637	—	86,637	—	86,637
Loans and other loans held for sale, net	15,411,838	—	—	14,967,078	14,967,078

Financial liabilities:
Noninterest bearing transaction accounts	6,218,283	—	6,218,283	—	6,218,283
Interest bearing transaction accounts and savings deposits	12,103,994	—	12,103,994	—	12,103,994
Time deposits	3,826,415	—	—	3,761,408	3,761,408
Federal funds purchased and securities sold under agreements to repurchase	168,513	—	168,513	—	168,513
Other borrowings	964,772	—	961,666	—	961,666
Subordinated notes and debentures	365,951	—	362,823	—	362,823
Interest payable	13,077	—	13,077	—	13,077

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,650,653	$1,650,653	$—	$—	$1,650,653
Interest bearing balances due from banks - time	1,882	—	1,882	—	1,882
Held-to-maturity securities, net	1,529,221	—	1,517,378	—	1,517,378
Interest receivable	72,990	—	72,990	—	72,990
Loans and other loans held for sale, net	11,807,171	—	—	11,922,735	11,922,735

Financial liabilities:
Noninterest bearing transaction accounts	5,325,318	—	5,325,318	—	5,325,318
Interest bearing transaction accounts and savings deposits	11,588,770	—	11,588,770	—	11,588,770
Time deposits	2,452,460	—	—	2,451,055	2,451,055
Federal funds purchased and securities sold under agreements to repurchase	185,403	—	185,403	—	185,403
Other borrowings	1,337,973	—	1,393,711	—	1,393,711
Subordinated notes and debentures	384,131	—	394,464	—	394,464
Interest payable	6,759	—	6,759	—	6,759

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				September 30, 2022		December 31, 2021
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$999,700	$110,469	$1,001,715	$10,524

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Investment securities - Available-for-sale	$716,275	$1,063,173	$110,469	$10,524

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	September 30, 2022		December 31, 2021
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$431,588	$39,168	$318,428	$15,328
Derivative liabilities	432,582	39,119	321,985	15,443

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $15.6 million as of September 30, 2022.

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

The outstanding notional value as of September 30, 2022 for energy hedging Customer Sell to Company swaps were $6.4 million and the corresponding Company Sell to Dealer swaps were $6.4 million and the corresponding net fair value of the derivative asset and derivative liability was $82,400.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of September 30, 2022, and the related condensed consolidated statements of income, comprehensive income (loss) and stockholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 /s/ FORVIS, LLP
(formerly BKD, LLP)

Little Rock, Arkansas
November 4, 2022

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results than comparing to the same period in the prior year. Accordingly, we have compared our results of operations for the three months ended September 30, 2022 to our results of operations for the three months ended June 30, 2022, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended June 30, 2022, please refer to our second quarter Form 10-Q filed with the SEC on August 5, 2022.

OVERVIEW

Our net income for the three months ended September 30, 2022 was $80.6 million, or $0.63 diluted earnings per share, increases of $53.1 million and $0.42, respectively, compared to the three months ended June 30, 2022. Included in both period end results were certain items related to our acquisitions and branch right sizing initiatives, while the results for the three months ended September 30, 2022 also include adjustments for the loss from early retirement of trust preferred securities and the gain on sale of intellectual property, and results for the three months ended June 30, 2022 also include Day 2 accounting provision required for loans and unfunded commitments acquired in connection with the Spirit acquisition. Excluding these certain items, adjusted earnings for the three months ended September 30, 2022 were $82.3 million, or $0.64 adjusted diluted earnings per share, compared to $66.8 million, or $0.52 adjusted diluted earnings per share for the three months ended June 30, 2022.

Net income for the first nine months of 2022 was $173.2 million, or $1.40 diluted earnings per share, compared to $222.9 million, or $2.05 diluted earnings per share, for the same period in 2021. In addition to the certain items referenced above, gains associated with the sale of branch operations were included in the results for the first nine months of 2021. Excluding these certain items, year-to-date adjusted earnings were $216.3 million, a decrease of $2.5 million compared to the same period in the prior year. Adjusted diluted earnings per share for the first nine months of 2022 were $1.75 compared to $2.01 for the same period in 2021.

Third quarter results were strong and demonstrate our ability to navigate the current economic environment and volatile market conditions. Highlights for the quarter include an increase in revenue, well contained operating expense growth, improved asset quality, strong organic loan growth, marked improvement in the efficiency ratio, expansion of the net interest margin, and excellent capital ratios.

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

Asset quality metrics remain at historically low-levels and reflect our conservative credit culture, as well as the impact of our strategic decision in 2019 designed to de-risk certain elements of loan portfolios that were acquired in connection with our geographic diversification and expansion. As a result of this strategic decision, over the past two years we have prudently and systematically exited certain non-relationship credits and non-core industries while also significantly reducing its exposure to commercial real estate to more acceptable levels. Total nonperforming loans as of September 30, 2022, December 31, 2021, and September 30, 2021 were $57.8 million, $68.6 million, and $59.4 million, respectively. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.24% at September 30, 2022, compared to 0.33% at December 31, 2021 and 0.33% at September 30, 2021.

Stockholders’ equity as of September 30, 2022 was $3.16 billion, book value per share was $24.87 and tangible book value per share was $13.51. Our ratio of common stockholders’ equity to total assets was 11.66% and the ratio of tangible common stockholders’ equity to tangible assets was 6.69% at September 30, 2022. The Company’s Tier 1 leverage ratio of 9.24%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” guidelines (see Table 12 in the Capital section of this Item). In January 2022, our Board of Directors authorized the 2022 Program, which replaced the 2019 Program and under which we may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. We repurchased approximately 1.9 million shares of our common stock under the 2022 Program during the third quarter of 2022.

Total loans were $15.61 billion at September 30, 2022, compared to $12.01 billion at December 31, 2021.The increase in total loans during these periods primarily reflects the acquisition of Spirit during the second quarter of 2022. Net loan growth has also been driven by increased activity throughout our geographic footprint.

While activity in our commercial pipeline slowed to $1.55 billion due to, in large part, the impact of the rapidly rising interest rates and our emphasis on maintaining prudent underwriting standards and pricing discipline, our unfunded commitments increased for the sixth consecutive quarter to $5.14 billion, and were up 15% from the prior quarter end. Our strategy of restructuring our loan portfolio over the past two years not only diversified the risk profile but also established capacity which should provide the foundation for additional loan and revenue growth, and which is evident in our loan pipeline and unfunded commitments. Our liquidity is solid, and our capital is strong.

In our discussion and analysis of our financial condition and results of operation in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide certain financial information determined by methods other than in accordance with US GAAP. We believe the presentation of non-GAAP financial measures provides a meaningful basis for period-to-period and company-to-company comparisons, which we believe will assist investors and analysts in analyzing the adjusted financial measures of the Company and predicting future performance. See the GAAP Reconciliation of Non-GAAP Financial Measures section below for additional discussion and reconciliations of non-GAAP measures.

Simmons First National Corporation is a Mid-South based financial holding company that, as of September 30, 2022, has approximately $27.1 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

NET INTEREST INCOME

Overview

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and the amount of noninterest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135%.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 43% of our loan portfolio and approximately 78% of our time deposits have repriced in one year or less. As of September 30, 2022, our interest rate sensitivity shows that approximately 41% of our loans and 85% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended September 30, 2022, net interest income on a fully taxable equivalent basis was $199.8 million, an increase of $8.6 million, or 4.5%, compared to the three months ended June 30, 2022. The increase in net interest income was primarily the result of a $25.9 million increase in fully tax equivalent interest income partially offset by a $17.3 million increase in interest expense.

The increase in interest income primarily resulted from a $23.9 million increase in interest income on loans, coupled with an increase of $3.1 million in interest income on investment securities. Regarding the increase in interest income on loans during the third quarter of 2022, the increase in loan volume resulted in an increase of $9.9 million, in addition to an increase of $14.0 million of interest income from a 32 basis point increase in loan yield. The loan yield for the third quarter of 2022 was 4.86% compared to 4.54% from the preceding sequential quarter. The additional loan volume was due to strong organic loan growth which was widespread across our geographic markets. The increase in both loan and investment yield was due to the rising rate environment and was also positively impacted by a significant decrease in the level of variable rate loans and securities at or below their interest rate floors during the quarter.

The $17.3 million increase in interest expense is mostly due to the increase in deposit account rates, as we continue to manage the challenging rising rate environment. Interest expense increased $15.0 million due to the increase in rate of 40 basis points on interest-bearing deposit accounts. Additionally, interest expense increased $1.7 million due to the increase in rate of 58 basis points on other borrowings.

Net Interest Income - Year-over-Year Analysis

For the nine month period ended September 30, 2022, net interest income on a fully taxable equivalent basis was $542.2 million, an increase of $90.1 million, or 19.9%, over the same period in 2021. The increase in net interest income was the result of a $101.1 million increase in fully tax equivalent interest income partially offset by an $11.0 million increase in interest expense.

The increase in interest income during the nine month period ended September 30, 2022 resulted from increases in interest income on loans and investments. The increase in interest income on loans of $61.3 million reflects an increase in loan volume of $74.0 million partially offset by a 14 basis point decline in loan yield that resulted in a $12.7 million decrease. The increase in our loan volume during the first nine months of 2022 was primarily due to the Spirit acquisition in the second quarter of 2022, along with the acquisition of Landmark and Triumph in the fourth quarter of 2021, as well as organic loan growth. Forgiveness of PPP loans partially offset the additional loan volume provided by these acquisitions. The decline in loan yield for the nine month period ended September 30, 2022 compared to the same period in 2021 is primarily due to an 8 basis point positive impact of PPP loan accretion on loan yield in 2021. The increase in interest income on investment securities of $29.9 million was due to our investment portfolio average balances which increased by $2.1 billion or 32.8%, as we re-invested excess liquidity in our investment security portfolio throughout 2021. Additionally, an aggregated increase of $6.9 million in interest income on investment securities was due to yield increases over the nine month period of 18 basis points and 5 basis points for our taxable and non-taxable investment security portfolios, respectively.

The $11.0 million increase in interest expense is mainly due to the increase in our deposit account rates. Interest expense increased $2.4 million due to the increase in deposit volume over the period and increased $6.5 million due to the increase in rate of 4 basis points on interest-bearing deposit accounts. Impacts to our balance sheet that affected interest expense during the nine month period ended September 30, 2022, as compared to the same period ended September 30, 2021, include the Spirit, Landmark and Triumph acquisitions noted above, as well as a rising interest rate environment throughout 2022, as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis increased 10 basis points to 3.34% for the three month period ended September 30, 2022, when compared to 3.24% for the three months ended June 30, 2022. For the nine month period ended September 30, 2022, our net interest margin increased 21 basis points to 3.12% when compared to 2.91% for the same period in 2021.

The increase in the net interest margin during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 was primarily due to the rising rate environment and driven by increases in our loan and investment rates. The increase in net interest margin on a year-over-year basis is primarily due to the overall increase in our earning assets average balances over the comparative periods which has improved interest income, coupled with the effective management of our interest bearing liabilities, as we continued our effort to improve the mix of deposits into lower cost deposits and manage rates effectively.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2022	2022	2022	2021
Interest income	$230,618	$204,806	$597,151	$500,329
FTE adjustment	6,203	6,096	17,901	13,652
Interest income – FTE	236,821	210,902	615,052	513,981
Interest expense	37,033	19,707	72,861	61,878
Net interest income – FTE	$199,788	$191,195	$542,191	$452,103

Yield on earning assets – FTE	3.96%	3.57%	3.54%	3.31%
Cost of interest bearing liabilities	0.85%	0.46%	0.57%	0.54%
Net interest spread – FTE	3.11%	3.11%	2.97%	2.77%
Net interest margin – FTE	3.34%	3.24%	3.12%	2.91%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2022 compared to June 30, 2022	September 30, 2022 compared to September 30, 2021
Increase due to change in earning assets	$6,054	$101,305
Increase (decrease) due to change in earning asset yields	19,865	(234)
Decrease due to change in interest bearing liabilities	(101)	(1,900)
Decrease due to change in interest rates paid on interest bearing liabilities	(17,225)	(9,083)
Increase in net interest income	$8,593	$90,088

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	September 30, 2022			June 30, 2022
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$327,841	$1,141	1.38	$777,098	$1,117	0.58
Investment securities - taxable	5,408,189	24,848	1.82	5,674,470	21,794	1.54
Investment securities - non-taxable	2,665,515	21,805	3.25	2,725,610	21,733	3.20
Mortgage loans held for sale	13,280	178	5.32	17,173	200	4.67
Other loans held for sale	9,439	998	41.95	22,114	2,063	37.42
Loans - including fees	15,320,833	187,851	4.86	14,478,183	163,995	4.54
Total interest earning assets	23,745,097	236,821	3.96	23,694,648	210,902	3.57
Non-earning assets	3,123,634			3,074,384
Total assets	$26,868,731			$26,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$12,264,655	$17,225	0.56	$12,807,502	$6,879	0.22
Time deposits	3,314,948	8,204	0.98	2,586,567	2,875	0.45
Total interest bearing deposits	15,579,603	25,429	0.65	15,394,069	9,754	0.25
Federal funds purchased and securities sold under agreements to repurchase	196,047	305	0.62	210,280	119	0.23
Other borrowings	1,123,797	6,048	2.14	1,241,501	4,844	1.56
Subordinated debt and debentures	411,018	5,251	5.07	418,327	4,990	4.78
Total interest bearing liabilities	17,310,465	37,033	0.85	17,264,177	19,707	0.46

Noninterest bearing liabilities:
Noninterest bearing deposits	6,022,899			5,926,304
Other liabilities	243,296			216,848
Total liabilities	23,576,660			23,407,329
Stockholders’ equity	3,292,071			3,361,703
Total liabilities and stockholders’ equity	$26,868,731			$26,769,032
Net interest spread – FTE			3.11			3.11
Net interest margin – FTE		$199,788	3.34		$191,195	3.24

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$939,411	$2,907	0.41	$2,676,911	$2,212	0.11
Investment securities - taxable	5,589,298	64,791	1.55	4,081,927	41,790	1.37
Investment securities - non-taxable	2,744,644	64,474	3.14	2,193,431	50,737	3.09
Mortgage loans held for sale	19,309	568	3.93	59,362	1,255	2.83
Other loans held for sale	10,552	3,061	38.78	—	—	—
Loans - including fees	13,910,831	479,251	4.61	11,772,077	417,987	4.75
Total interest earning assets	23,214,045	615,052	3.54	20,783,708	513,981	3.31
Non-earning assets	2,948,091			2,302,279
Total assets	$26,162,136			$23,085,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$12,385,888	$28,418	0.31	$10,377,609	$15,178	0.20
Time deposits	2,718,145	13,582	0.67	2,871,519	17,899	0.83
Total interest bearing deposits	15,104,033	42,000	0.37	13,249,128	33,077	0.33
Federal funds purchased and securities sold under agreements to repurchase	208,090	492	0.32	255,684	507	0.27
Other borrowings	1,233,534	15,671	1.70	1,339,970	14,592	1.46
Subordinated debt and debentures	404,609	14,698	4.86	383,078	13,702	4.78
Total interest bearing liabilities	16,950,266	72,861	0.57	15,227,860	61,878	0.54

Noninterest bearing liabilities:
Noninterest bearing deposits	5,714,412			4,684,485
Other liabilities	222,715			165,694
Total liabilities	22,887,393			20,078,039
Stockholders’ equity	3,274,743			3,007,948
Total liabilities and stockholders’ equity	$26,162,136			$23,085,987
Net interest spread – FTE			2.97			2.77
Net interest margin – FTE		$542,191	3.12		$452,103	2.91

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 and the nine months ended September 30, 2022 and 2021, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	September 30, 2022 compared to June 30, 2022			September 30, 2022 compared to September 30, 2021
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(911)	$935	$24	$(2,190)	$2,885	$695
Investment securities - taxable	(1,062)	4,116	3,054	16,935	6,066	23,001
Investment securities - non-taxable	(485)	557	72	12,936	801	13,737
Mortgage loans held for sale	(49)	27	(22)	(1,057)	370	(687)
Other loans held for sale	(1,310)	245	(1,065)	680	2,381	3,061
Loans - including fees	9,871	13,985	23,856	74,001	(12,737)	61,264
Total	6,054	19,865	25,919	101,305	(234)	101,071

Interest expense:
Interest bearing transaction and savings accounts	(304)	10,650	10,346	3,361	9,879	13,240
Time deposits	996	4,333	5,329	(916)	(3,401)	(4,317)
Federal funds purchased and securities sold under agreements to repurchase	(9)	195	186	(103)	88	(15)
Other borrowings	(494)	1,698	1,204	(1,221)	2,300	1,079
Subordinated notes and debentures	(88)	349	261	779	217	996
Total	101	17,225	17,326	1,900	9,083	10,983
Increase (decrease) in net interest income	$5,953	$2,640	$8,593	$99,405	$(9,317)	$90,088

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

The provision for credit losses for the three months ended September 30, 2022 was an expense of $103,000 as compared to an expense of $33.9 million for the three months ended June 30, 2022. For the nine months ended September 30, 2022, the Company’s provision for credit losses was $14.0 million as compared to a recapture of $31.4 million for the same period ended September 30, 2021.

During the three month period ended September 30, 2022, provision expense included the recapture of credit losses primarily driven by a reduction in qualitative factors for the restaurant, hospitality, student housing and office space industries due to the improvement from pandemic related stresses as well as improved credit quality metrics. This recapture was offset by the additional reserve for unfunded commitments related to an overall increase in unfunded commitments, primarily made up of commercial construction loans, which receive a higher reserve allocation than other loans. The change for the three month period ended September 30, 2022 as compared to the preceding quarter is primarily due to the Spirit acquisition and the related Day 2 provision expense for the acquired loans and additional unfunded commitments added to the Company’s portfolio during the three month period ended June 30, 2022.

The provision for credit losses for the nine month period ended September 30, 2022 reflected the adjustments due to the Spirit Day 2 provision discussed above, offset by improved credit quality metrics and improved macroeconomic factors. The recapture of credit losses for the nine month period ended September 30, 2021 was driven by improved credit quality metrics and improved macroeconomic factors.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

Total noninterest income was $43.0 million for the three month period ended September 30, 2022, an increase of approximately $2.8 million, or 7.1%, as compared to the three month period ended June 30, 2022, primarily driven by the incremental increases in service charges on deposit accounts and wealth management fees.

For the nine month period ended September 30, 2022, total noninterest income was $125.4 million, a decrease of approximately $19.8 million, or 13.6%, compared to the same period in 2021, primarily due to decreases in the gains on sale of securities, gains on sale of branches and mortgage lending income. During the first nine months of 2021, we sold approximately $342.6 million of investment securities resulting in a net gain of $15.8 million. Additionally, the Company recognized $5.3 million on the gain on sale of branches, which we exclude from adjusted earnings, during the first nine months of 2021, primarily related to the sale of Illinois branches. A decrease of $7.4 million in mortgage lending income for the nine month period ended September 30, 2022 was due to the higher interest rate environment and softening market conditions.

An increase of $3.3 million in service charges on deposit accounts and an increase of $2.6 million in debit and credit card fees partially offset the overall decrease in noninterest income during the first nine months of 2022 as a result of the additional customer base from the Landmark, Triumph and Spirit acquisitions and additional transactions due to the changes in customer spending habits, respectively.

Table 5 shows noninterest income for the three month period ended September 30, 2022 as compared to the three month period ended June 30, 2022 and the nine month periods ended September 30, 2022 and 2021, respectively.

Table 5: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	Sept. 30,	June 30,	Change		Sept. 30,	Sept. 30,	Change
(Dollars in thousands)	2022	2022	$	%	2022	2021	$	%
Service charges on deposit accounts	$12,560	$11,379	$1,181	10.4%	$34,635	$31,322	$3,313	10.6%
Debit and credit card fees	7,685	8,224	(539)	(6.6)	23,358	20,785	2,573	12.4
Wealth management fees	8,562	7,214	1,348	18.7	23,744	23,130	614	2.7
Mortgage lending income	2,593	2,240	353	15.8	9,383	16,755	(7,372)	(44.0)
Bank owned life insurance income	2,902	2,563	339	13.2	8,171	6,134	2,037	33.2
Other service charges and fees	2,085	1,871	214	11.4	5,593	5,934	(341)	(5.8)
Gain (loss) on sale of securities, net	(22)	(150)	128	*	(226)	15,846	(16,072)	*
Gain on sale of branches	—	—	—	—	—	5,316	(5,316)	*
Other income	6,658	6,837	(179)	(2.6)	20,761	19,992	769	3.9
Total noninterest income	$43,023	$40,178	$2,845	7.1%	$125,419	$145,214	$(19,795)	(13.6)%
Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for the three month period ended September 30, 2022 was $30.9 million, an increase of $2.2 million as compared to the three month period ended June 30, 2022. Recurring fee income for the nine month period ended September 30, 2022, was $87.3 million, an increase of $6.2 million from the nine month period ended September 30, 2021. The increases in the periods presented are primarily the result of changes in total service charges and debit and credit card fees, previously discussed as well as the recent acquisitions.

NONINTEREST EXPENSE

Noninterest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for our operations. Management remains committed to controlling the level of noninterest expense through the continued use of expense control measures. We utilize an extensive profit planning and reporting system involving all subsidiaries. Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets. These profit plans are subject to extensive initial reviews and monitored by management monthly. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. We also regularly monitor staffing levels at each subsidiary to ensure productivity and overhead are in line with existing workload requirements.

For the three month period ended September 30, 2022, noninterest expense was $138.9 million, a decrease of $17.9 million, or 11.4%, from the three month period ended June 30, 2022. Noninterest expense for the nine months ended September 30, 2022 was $424.2 million, an increase of $82.2 million, or 24.0%, from the same period in 2021.

Salaries and employee benefits expense decreased $2.2 million during the three month period ended September 30, 2022 as compared to the preceding sequential quarter and increased $31.5 million during the nine month period September 30, 2022 as compared to same period in 2021. The decrease for the three month period reflects incentive accrual adjustments, while the increase for the nine month period includes impacts from the Landmark, Triumph and Spirit acquisitions. In addition, the Bank has added associates in our lending, wealth and mortgage programs.

Merger related costs for the three and nine month periods ended September 30, 2022 as compared to the three months ended June 30, 2022 and nine months ended September 30, 2021, decreased by $17.7 million and increased by $20.1 million, respectively, and is primarily related to the timing of the Spirit acquisition which was completed during the three months ended June 30, 2022. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to this acquisition. Adjusted noninterest expense, which excludes branch right sizing and merger related costs, for the three and nine months ended September 30, 2022, decreased $1.0 million, or 0.8%, and increased $57.5 million, or 16.8%, respectively, as compared to the three months ended June 30, 2022 and nine months ended September 30, 2021.

Marketing expense decreased by $2.1 million during the three month period ended September 30, 2022 as compared to the three months ended June 30, 2022 and increased by $8.6 million during the nine month period ended September 30, 2022 as compared to the same period in 2021. The decrease during the three month period ended September 30, 2022 was primarily related to a nonrecurrent $1.6 million contribution to the Simmons First Foundation Conservation Fund during the three months ended June 30, 2022, reflecting a portion of paper statement fees collected as part of a promotion to encourage customers to enroll in eStatements. The increase during the nine month period ended September 30, 2022 includes the previously mentioned contribution related to paper statement fees, in addition to increased advertising and public relations expenses, including a multi-university corporate sponsorship program designed to support female student athletes and serve as a program for developing women leaders in the corporate world.

Table 6 below shows noninterest expense for the three month period ended September 30, 2022 as compared to the three month period ended June 30, 2022 and the nine month periods ended September 30, 2022 and 2021, respectively.

Table 6: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	Sept. 30,	June 30,	Change		Sept. 30,	Sept. 30,	Change
(Dollars in thousands)	2022	2022	$	%	2022	2021	$	%
Salaries and employee benefits	$71,923	$74,135	$(2,212)	(3.0)%	$213,964	$182,503	$31,461	17.2%
Occupancy expense, net	11,674	11,004	670	6.1	32,701	27,764	4,937	17.8
Furniture and equipment expense	5,394	5,104	290	5.7	15,273	15,169	104	0.7
Other real estate and foreclosure expense	168	142	26	18.3	653	1,545	(892)	(57.7)
Deposit insurance	3,278	2,812	466	16.6	7,928	4,865	3,063	63.0
Merger related costs	1,422	19,133	(17,711)	*	22,441	2,320	20,121	*
Other operating expenses:
Professional services	4,339	4,202	137	3.3	13,987	14,207	(220)	(1.6)
Postage	2,385	2,217	168	7.6	6,728	6,277	451	7.2
Telephone	1,668	1,695	(27)	(1.6)	4,921	4,758	163	3.4
Debit and credit card	3,149	3,037	112	3.7	8,892	7,588	1,304	17.2
Marketing	6,662	8,754	(2,092)	(23.9)	21,556	12,912	8,644	67.0
Software and technology	10,340	10,078	262	2.6	30,565	30,242	323	1.1
Operating supplies	441	713	(272)	(38.2)	1,852	2,013	(161)	(8.0)
Amortization of intangibles	4,225	4,096	129	3.2	11,807	10,008	1,799	18.0
Branch right sizing	1,170	292	878	*	2,371	(2,187)	4,558	*
Other	10,705	9,399	1,306	13.9	28,534	22,008	6,526	29.6
Total noninterest expense	$138,943	$156,813	$(17,870)	(11.4)%	$424,173	$341,992	$82,181	24.0%
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

HTM and AFS investment securities were $3.8 billion and $3.9 billion, respectively, at September 30, 2022, compared to the HTM amount of $1.5 billion and AFS amount of $7.1 billion at December 31, 2021. We will continue to look for opportunities to maximize the value of the investment portfolio.

During our second quarter review of the Company’s balance sheet composition, liquidity and capital levels, along with our analysis of the macroeconomic factors influencing interest rates, we determined the need to reclassify certain securities from the AFS portfolio to the HTM portfolio. During the quarter ended June 30, 2022, the Company transferred, at fair value, $1.99 billion of securities from the AFS portfolio to the HTM portfolio. Previously, during the quarter ended September 30, 2021, the Company transferred, at fair value, $500.8 million of securities from AFS to HTM. The related remaining net unrealized losses of $148.3 million and net unrealized gains of $738,000, respectively, in accumulated other comprehensive income (loss) are being amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of September 30, 2022, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

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

Table 7: Maturity Distribution of Investment Securities

Table 7 reflects the amortized cost and estimated fair value of securities at September 30, 2022, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities and is presented due to the reclassification of certain securities during the quarter. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	September 30, 2022
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
U.S. Government agencies	$—	$—	$57,027	$390,373	$—	$447,400	$480,246	$349,529
Mortgage-backed securities	—	—	—	—	1,214,882	1,214,882	1,281,190	1,084,514
State and political subdivisions	4,519	6,545	16,404	1,837,842	—	1,865,310	1,877,163	1,324,283
Other securities	—	1,126	254,030	5,712	—	260,868	274,878	225,714
Total	$4,519	$7,671	$327,461	$2,233,927	$1,214,882	$3,788,460	$3,913,477	$2,984,040

Percentage of total	0.1%	0.2%	8.6%	59.0%	32.1%	100.0%

Weighted average yield	3.0%	3.4%	3.4%	2.5%	3.1%	2.7%

Available-for-Sale
U.S. Treasury	$—	$2,250	$—	$—	$—	$2,250	$2,300	$2,191
U.S. Government agencies	22	93,833	50,687	50,827	—	195,369	193,309	188,060
Mortgage-backed securities	—	—	—	—	2,959,882	2,959,882	2,900,916	2,670,348
State and political subdivisions	3,143	14,486	19,883	1,016,844	—	1,054,356	1,109,749	822,509
Other securities	—	73,624	198,162	—	488	272,274	271,855	254,435
Total	$3,165	$184,193	$268,732	$1,067,671	$2,960,370	$4,484,131	$4,478,129	$3,937,543

Percentage of total	0.1%	4.1%	6.0%	23.8%	66.0%	100.0%

Weighted average yield	2.2%	2.2%	3.7%	2.2%	1.8%	2.0%

LOAN PORTFOLIO

Our loan portfolio averaged $13.91 billion and $11.77 billion during the first nine months of 2022 and 2021, respectively. As of September 30, 2022, total loans were $15.61 billion, an increase of $3.6 billion from December 31, 2021. The increase in the average loan balance during the first nine months of 2022 when compared to the same period in 2021 was due to the acquisitions of Spirit, Landmark and Triumph. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to these acquisitions. This period-to-period increase was partially offset by the decline in average PPP loan balance, which totaled $56.6 million for the nine months ended September 30, 2022 as compared to $675.8 million for the same period ended September 30, 2021. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 8, according to type of loan.

Table 8: Loan Portfolio

	September 30,	December 31,
(In thousands)	2022	2021
Consumer:
Credit cards	$192,559	$187,052
Other consumer	180,604	168,318
Total consumer	373,163	355,370
Real estate:
Construction and development	2,372,294	1,326,371
Single family residential	2,467,008	2,101,975
Other commercial	7,249,891	5,738,904
Total real estate	12,089,193	9,167,250
Commercial:
Commercial	2,525,218	1,992,043
Agricultural	263,539	168,717
Total commercial	2,788,757	2,160,760
Other	356,022	329,123
Total loans before allowance for credit losses	$15,607,135	$12,012,503

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $373.2 million at September 30, 2022, or 2.4% of total loans, compared to $355.4 million, or 3.0% of total loans at December 31, 2021. The increase in consumer loans from December 31, 2021, to September 30, 2022, was primarily due to the combined acquired and organic growth in direct consumer loans.

Real estate loans consist of C&D loans, single-family residential loans and CRE loans. Real estate loans were $12.09 billion at September 30, 2022, or 77.5% of total loans, compared to $9.17 billion, or 76.3%, of total loans at December 31, 2021, an increase of $2.92 billion, or 31.9%. Our C&D loans increased by $1.05 billion, or 78.9%, single family residential loans increased by $365.0 million, or 17.4%, and CRE loans increased by $1.51 billion, or 26.3%. The increases were largely due to the Spirit acquisition noted above, coupled with strong organic loan growth, particularly in the third quarter of 2022. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.79 billion at September 30, 2022, or 17.9% of total loans, compared to $2.16 billion, or 18.0% of total loans at December 31, 2021, an increase of $628.0 million, or 29.1%, which was primarily due to the combined acquired and organic loan growth. Agricultural loans increased $94.8 million, or 56.2%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced a market driven decline during the first nine months of 2022 when compared to 2021, but was more than offset by the Spirit acquisition combined with organic growth, leading to an increase of $26.9 million in other loans.

Loan growth was widespread throughout our geographic markets and was generally broad-based by loan type and more than offset continued market-driven weakness in mortgage warehouse lending. We are seeing loan growth in our metro, community and corporate banking groups and continue to add new producers in these areas. Additionally, loan growth was weighted toward the latter half of the quarter as period-end loans exceeded average total loans of $15.32 billion for the third quarter of 2022. Our loan pipeline consisting of all loan opportunities was $1.55 billion at September 30, 2022 compared to $2.31 billion at December 31, 2021. Loans approved and ready to close at the end of the quarter totaled $551.8 million.

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

Total non-performing assets decreased $13.7 million from December 31, 2021 to September 30, 2022. Nonaccrual loans decreased by $10.7 million during the period and foreclosed assets held for sale and other real estate owned decreased by $2.4 million. The decrease in nonaccrual loans was primarily due to an improvement in economic conditions from pandemic related stresses.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.24% at September 30, 2022, compared to 0.33% at December 31, 2021. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

When we restructure a loan for a borrower experiencing financial difficulty and grant a concession we would not otherwise consider, a “troubled debt restructuring” occurs and the loan is classified as a TDR. The Company grants various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation has been restructured due to such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $4.9 million as of September 30, 2022, compared to $6.9 million as of December 31, 2021.

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

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.27% as of September 30, 2022. Non-performing loans equaled 0.37% of total loans. Non-performing assets were 0.23% of total assets, an 8 basis point decrease from December 31, 2021. The allowance for credit losses was 342% of non-performing loans. Our annualized net charge-offs to average total loans for the first nine months of 2022 was 0.07%. Annualized net credit card charge-offs to average total credit card loans were 1.41% for the first nine months of 2022, compared to 1.40% during the full year 2021, and 56 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Nonaccrual loans (1)	$57,534	$68,204
Loans past due 90 days or more (principal or interest payments)	242	349
Total non-performing loans	57,776	68,553
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	3,612	6,032
Other non-performing assets	1,146	1,667
Total other non-performing assets	4,758	7,699
Total non-performing assets	$62,534	$76,252

Performing TDRs	$1,869	$4,289
Allowance for credit losses to non-performing loans	342%	300%
Non-performing loans to total loans	0.37%	0.57%
Non-performing assets (including performing TDRs) to total assets	0.24%	0.33%
Non-performing assets to total assets	0.23%	0.31%
_______________________________________
(1)Includes nonaccrual TDRs of approximately $3,027,000 at September 30, 2022 and $2,650,000 at December 31, 2021.

The interest income on nonaccrual loans is not considered material for the three and nine month periods ended September 30, 2022 and 2021.

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

An analysis of the allowance for credit losses on loans is shown in Table 10.

Table 10: Allowance for Credit Losses

(In thousands)	2022	2021
Balance, beginning of year	$205,332	$238,050

Loans charged off:
Credit card	2,827	2,759
Other consumer	1,438	1,577
Real estate	730	8,068
Commercial	8,880	2,099
Total loans charged off	13,875	14,503
Recoveries of loans previously charged off:
Credit card	773	801
Other consumer	967	1,136
Real estate	2,799	3,995
Commercial	1,898	2,930
Total recoveries	6,437	8,862
Net loans charged off	7,438	5,641
Provision for credit losses	(5,405)	(29,901)
Acquisition adjustment for PCD loans	5,100	—
Balance, September 30,	$197,589	$202,508

Loans charged off:
Credit card		866
Other consumer		476
Real estate		2,623
Commercial		8,514
Total loans charged off		12,479
Recoveries of loans previously charged off:
Credit card		247
Other consumer		268
Real estate		915
Commercial		1,730
Total recoveries		3,160
Net loans charged off		9,319
Provision for credit losses		(1,308)
Acquisition adjustment for PCD loans		13,451
Balance, end of year		$205,332

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and nine months ended September 30, 2022 and 2021, and for the year ended December 31, 2021, was based on management’s judgment, with consideration given to the composition of the portfolio, historical loan loss experience, assessment of current economic forecasts and conditions, past due and non-performing loans and net loss experience. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of September 30, 2022, the allowance for credit losses reflected a decrease of approximately $7.7 million from December 31, 2021 while total loans increased by $3.59 billion over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The decrease in the allowance for credit losses during the first nine months of 2022 was primarily due to improved credit quality metrics and improved macroeconomic factors, coupled with the planned exit of several large oil and gas relationships during the year. Additionally, there was a reduction of pandemic-era qualitative factors that were established based on unidentifiable risks with borrowers in at-risk industries. The decrease was partially offset due to the Spirit acquisition, which provided $2.29 billion in total loans after purchase accounting discounts. Our allowance for credit losses at September 30, 2022 was considered appropriate given the current economic environment and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$7,075	1.2%	$3,987	1.6%
Other consumer	3,360	1.2%	2,676	1.4%
Real estate	151,090	77.5%	179,270	76.3%
Commercial	32,108	17.8%	17,458	18.0%
Other	3,956	2.3%	1,941	2.7%
Total	$197,589	100.0%	$205,332	100.0%

Allowance for credit losses to period-end loans	1.27%		1.71%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 230 financial centers as of September 30, 2022. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of September 30, 2022, core deposits comprised 86.1% of our total deposits.

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

Our total deposits as of September 30, 2022, were $22.15 billion, an increase of $2.78 billion from December 31, 2021, primarily driven by the acquisition of Spirit, which contributed $2.72 billion, net of fair value adjustments. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $18.32 billion at September 30, 2022, compared to $16.91 billion at December 31, 2021, an increase of $1.41 billion. Total time deposits increased $1.37 billion to $3.83 billion at September 30, 2022, from $2.45 billion at December 31, 2021. We had $1.82 billion and $466.0 million of brokered deposits at September 30, 2022, and December 31, 2021, respectively. These category increases were primarily related to the Spirit acquisition. We are managing our balance sheet and our net interest margin by continuing to eliminate several high-cost deposits related to public funds and brokered deposits as well as hone our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.33 billion and $1.72 billion at September 30, 2022 and December 31, 2021, respectively. The outstanding balance for September 30, 2022 includes $934.1 million in FHLB short-term advances; $366.0 million in subordinated notes and unamortized debt issuance costs; and $30.6 million of other long-term debt.

All of the FHLB short-term advances outstanding at the end of the third quarter 2022 are FOTO advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date. We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome.

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

During the third quarter of 2022, the Company redeemed the five issuances of trust preferred securities which had an outstanding aggregate principal amount of $56.2 million. The Company recorded a loss of $365,000 related to the early retirement of debt, which represented the unamortized purchase discounts associated with the previously acquired trust preferred securities.

CAPITAL

Overview

At September 30, 2022, total capital was $3.16 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2022, our common equity to asset ratio was 11.66% compared to 13.14% at year-end 2021.

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

Stock Repurchase Program

Effective July 23, 2021, our Board of Directors approved an amendment to the Company’s stock repurchase program originally approved in October 2019 (“2019 Program”) that increased the amount of our common stock that could be repurchased under the 2019 Program from a maximum of $180 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022.

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

During the three month period ended September 30, 2022, the Company repurchased 1,883,713 shares at an average price of $23.91 per share under the 2022 Program. During the nine month period ended September 30, 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 3,919,037 shares at an average price of $24.26 per share under the 2022 Program, respectively. The 2022 Program repurchases were all completed during the second and third quarters of 2022. During the three and nine month periods ended September 30, 2021, the Company repurchased 1,806,205 shares at an average price of $28.48 per share and 1,937,121 shares at an average price of $28.14 per share, respectively, under the 2019 Program.

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

Cash Dividends

We declared cash dividends on our common stock of $0.57 per share for the first nine months of 2022 compared to $0.54 per share for the first nine months of 2021, an increase of $0.03, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. See the Liquidity and Market Risk Management discussions of Item 3 – Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10Q for additional information regarding the parent company’s liquidity. The redemption of our trust preferred securities during the third quarter of 2022 did not have a meaningful impact on the Parent Company’s liquidity. We continually assess our capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2022, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at September 30, 2022 and December 31, 2021 are presented in Table 12 below:

Table 12: Risk-Based Capital

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Tier 1 capital:
Stockholders’ equity	$3,157,151	$3,248,841
CECL transition provision	92,619	114,458
Goodwill and other intangible assets	(1,416,453)	(1,226,686)
Unrealized loss (gain) on available-for-sale securities, net of income taxes	567,730	10,545
Total Tier 1 capital	2,401,047	2,147,158
Tier 2 capital:
Trust preferred securities and subordinated debt	365,951	384,131
Qualifying allowance for credit losses and reserve for unfunded commitments	116,257	71,853
Total Tier 2 capital	482,208	455,984
Total risk-based capital	$2,883,255	$2,603,142

Risk weighted assets	$20,470,918	$15,538,967

Assets for leverage ratio	$25,986,938	$23,647,901

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.73%	13.82%
Tier 1 leverage ratio	9.24%	9.08%
Tier 1 risk-based capital ratio	11.73%	13.82%
Total risk-based capital ratio	14.08%	16.75%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%
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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities were no longer included as Tier 1 capital. All of the Company’s trust preferred securities were redeemed during the quarter ended September 30, 2022. Qualifying subordinated debt of $366.0 million is included as Tier 2 and total capital as of September 30, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, completed acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies and estimates, net interest margin, noninterest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of pending and future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, staffing initiatives, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {gain on sale of branches, loss from early retirement of TruPS, gain on sale of intellectual property, merger related costs, net branch right sizing costs, and the Day 2 CECL Provision}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted other income (non-GAAP) and adjusted noninterest expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.442 billion and $1.252 billion total goodwill and other intangible assets for the periods ended September 30, 2022 and December 31, 2021, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 13: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30,	June 30,	September 30,	September 30,
(In thousands, except per share data)	2022	2022	2022	2021
Net income available to common stockholders	$80,603	$27,454	$173,152	$222,879
Certain items:
Gain on sale of branches	—	—	—	(5,316)
Loss from early retirement of TruPS	365	—	365	—
Gain on sale of intellectual property	(750)	—	(750)	—
Merger related costs	1,422	19,133	22,441	2,320
Branch right sizing (net)	1,235	380	2,524	(2,554)
Day 2 CECL Provision	—	33,779	33,779	—
Tax effect (1)	(594)	(13,928)	(15,253)	1,451
Certain items, net of tax	1,678	39,364	43,106	(4,099)
Adjusted earnings (non-GAAP)	$82,281	$66,818	$216,258	$218,780

Diluted earnings per share(2)	$0.63	$0.21	$1.40	$2.05
Certain items:
Gain on sale of branches	—	—	—	(0.05)
Loss from early retirement of TruPS	—	—	—	—
Gain on sale of intellectual property	(0.01)	—	(0.01)	—
Merger related costs	0.01	0.15	0.18	0.02
Branch right sizing (net)	0.01	—	0.02	(0.02)
Day 2 CECL Provision	—	0.27	0.28	—
Tax effect (1)	—	(0.11)	(0.12)	0.01
Certain items, net of tax	0.01	0.31	0.35	(0.04)
Adjusted diluted earnings per share (non-GAAP)	$0.64	$0.52	$1.75	$2.01
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share, for number of shares used to determine EPS.

See Table 14 below for the reconciliation of adjusted other income and adjusted noninterest expense for the periods presented.

Table 14: Reconciliation of Adjusted Other Income and Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2022	2022	2022	2021
Other income	$6,658	$6,837	$20,761	$25,308
Certain items:
Gain on sale of branches	—	—	—	(5,316)
Loss from early retirement of TruPS	365	—	365	—
Gain on sale of intellectual property	(750)	—	(750)	—
Branch right sizing	65	88	153	(367)
Total certain items	(320)	88	(232)	(5,683)
Adjusted other income (non-GAAP)	$6,338	$6,925	$20,529	$19,625

Noninterest expense	$138,943	$156,813	$424,173	$341,992
Certain items:
Merger related costs	(1,422)	(19,133)	(22,441)	(2,320)
Branch right sizing	(1,170)	(292)	(2,371)	2,187
Total certain items	(2,592)	(19,425)	(24,812)	(133)
Adjusted noninterest expense (non-GAAP)	$136,351	$137,388	$399,361	$341,859

See Table 15 below for the reconciliation of tangible book value per common share.

Table 15: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	September 30,	December 31,
(In thousands, except per share data)	2022	2021
Total common stockholders’ equity	$3,157,151	$3,248,841
Intangible assets:
Goodwill	(1,309,000)	(1,146,007)
Other intangible assets	(133,059)	(106,235)
Total intangibles	(1,442,059)	(1,252,242)
Tangible common stockholders’ equity	$1,715,092	$1,996,599
Shares of common stock outstanding	126,943,467	112,715,444

Book value per common share	$24.87	$28.82

Tangible book value per common share (non-GAAP)	$13.51	$17.71

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Total common stockholders’ equity	$3,157,151	$3,248,841
Intangible assets:
Goodwill	(1,309,000)	(1,146,007)
Other intangible assets	(133,059)	(106,235)
Total intangibles	(1,442,059)	(1,252,242)
Tangible common stockholders’ equity	$1,715,092	$1,996,599

Total assets	$27,076,074	$24,724,759
Intangible assets:
Goodwill	(1,309,000)	(1,146,007)
Other intangible assets	(133,059)	(106,235)
Total intangibles	(1,442,059)	(1,252,242)
Tangible assets	$25,634,015	$23,472,517

Ratio of common equity to assets	11.66%	13.14%
Ratio of tangible common equity to tangible assets (non-GAAP)	6.69%	8.51%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2022, undivided profits of Simmons Bank were approximately $604.9 million, of which approximately $175.1 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $5.0 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 51.0% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2022, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 1.14% and 2.25%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of 0.52% relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2022:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 300 basis points	3.22%
Up 200 basis points	2.25%
Up 100 basis points	1.14%
Down 100 basis points	(0.52)%
Down 200 basis points	(5.79)%
Down 300 basis points	(10.90)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 13, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Information concerning our purchases of common stock during the quarter ended September 30, 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	345,900	$23.09	345,900	$116,971,000
August 1, 2022 - August 31, 2022	1,248,100	24.28	1,248,100	$86,669,000
September 1, 2022 - September 30, 2022	289,713	23.29	289,713	$79,922,000
Total	1,883,713	$23.91	1,883,713
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
2.2	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
2.3	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022.*
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 18, 2022 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	First Amendment to Deferred Compensation Agreement for Jennifer Compton dated July 27, 2022.*^
10.2	First Amendment to Deferred Compensation Agreement for George Makris, III dated July 27, 2022.*^
10.3	First Amendment to Deferred Compensation Agreement for Matthew Reddin dated August 4, 2022.*^
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of FORVIS, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, Executive Vice President, Chief Financial Officer, and Treasurer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President, Executive Director of Finance and Accounting and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.

Exhibit No.	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith
 ^ Management contract or a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 4, 2022	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	/s/ James M. Brogdon
James M. Brogdon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 4, 2022	/s/ David W. Garner
David W. Garner
Executive Vice President, Executive Director of Finance and
Accounting and Chief Accounting Officer
(Principal Accounting Officer)