Form 10-K
period 2022-12-31
SIMMONS FIRST NATIONAL CORP
filed 2023-02-27
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2022, was $2,673,944,091 based upon the last trade price as reported on the Nasdaq Global Select Market® of $21.26.
The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2023, was 127,153,915.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders of the Registrant to be held on April 18, 2023, are incorporated by reference into Part III of this Form 10-K.

SIMMONS FIRST NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” by variations of such words, or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies and estimates, net interest margin, noninterest revenue, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the Federal Home Loan Banks (“FHLB”) including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in (and cash flows from) securities, effect of pending and future litigation (including the results of certain overdraft fee litigation against the Company that is described in this annual report), acquisition strategy and activity, legal and regulatory limitations and compliance, and competition.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve), as well as legislative and regulatory changes, including in response to the COVID-19 pandemic; the impacts of the COVID-19 pandemic on the Company’s operations and performance; the ultimate effect of measures the Company takes or has taken in response to the COVID-19 pandemic; the pace of recovery when the COVID-19 pandemic subsides and the heightened impact it has on many of the risks described herein and in other reports we file with the Securities and Exchange Commission (“SEC”); changes in real estate values; changes in interest rates; changes in liquidity; inflation; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, and other outcomes of pending or future litigation; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and those factors set forth under Item 1A. “Risk Factors” of this report and other cautionary statements set forth elsewhere in this report. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation, an Arkansas corporation organized in 1968, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The terms “Company,” “we,” “us,” and “our” refer to Simmons First National Corporation and, where appropriate, its subsidiaries. The Company is headquartered in Pine Bluff, Arkansas, and had total consolidated assets of $27.5 billion, total consolidated loans of $16.1 billion, total consolidated deposits of $22.5 billion and equity capital of $3.3 billion, each as of December 31, 2022. The Company, through its subsidiaries, provides banking and other financial products and services in markets located in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Simmons Bank provides banking and other financial products and services to individuals and businesses using a network of approximately 230 financial centers in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. Simmons Bank offers commercial banking products and services to business and other corporate customers. Simmons Bank extends loans for a broad range of corporate purposes, including financing commercial real estate, construction of particular properties, commercial and industrial uses, acquisition and equipment financings, and other general corporate needs. Simmons Bank also engages in small business administration (“SBA”) and agricultural finance lending, and it offers corporate credit card products, as well as corporate deposit products and treasury management services.

In addition, Simmons Bank offers a variety of consumer banking products and services, including savings, time, and checking deposit products; ATM services; internet and mobile banking platforms; overdraft facilities; real estate, home equity, and other consumer loans and lines of credit; consumer credit card products; and safe deposit boxes. Simmons Bank also maintains a networking arrangement with a third-party broker-dealer that offers brokerage services to Simmons Bank customers, as well as a trust department that provides a variety of trust, investment, agency, and custodial services for individual and corporate clients (including, among other things, administration of estates and personal trusts as well as management of investment accounts).

Additionally, Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers.

Community, Metro and Corporate Bank Strategy

Historically, the Company utilized separately chartered community bank subsidiaries to provide full-service banking products and services across our footprint. During 2014, we consolidated all separately chartered banks into Simmons Bank in order to more effectively meet the increased regulatory burden facing banks, reduce certain operating costs, and more efficiently perform operational duties. To both effectively compete in and service the needs of the different types of markets that are now included in our footprint, Simmons Bank now operates using two main groups, a community banking group and a metro banking group, within its geographic footprint. Additionally, Simmons Bank has established a Corporate Banking Group that consists of certain specialized lending units to service the needs of particular types of borrowers. Currently, Simmons Bank’s community, metro and corporate banking groups are organized as follows:

Community Banking Group	Metro Banking Group	Corporate Banking Group
East Arkansas Community Division	Arkansas Metro Division (Little Rock, Arkansas; Northwest Arkansas)	Structured Real Estate Unit

West Arkansas Community Division	Nashville Metro Division (Nashville, Tennessee)	Commercial Finance Unit

Tennessee Community Division (East Tennessee and West Tennessee)	Memphis Metro Division (Memphis, Tennessee)	Equipment Finance Unit

Missouri, Oklahoma and Texas Community Division (Central Missouri, South Central Missouri, Southwest Missouri, Southeast Oklahoma, Stillwater, Oklahoma, North Texas)	Missouri Metro Division (St. Louis, Missouri; Kansas City, Missouri; Kansas City, Kansas)	Public Sector Banking Unit

Greater Texas Community Division (Houston, North Houston, South Texas, Northeast Texas, College Station, North Central Texas)	Texas Metro Division (Dallas, Texas; Ft. Worth, Texas; North Dallas, Texas; Austin, Texas; San Antonio, Texas)	Participations/Syndications Unit

	Western Metro Division (Wichita, Kansas; Oklahoma City, Oklahoma; Tulsa, Oklahoma)	Asset Based Lending Unit

Mortgage Warehouse Unit
Growth Strategy

Over the years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990, we have completed 21 whole bank acquisitions, one trust company acquisition, five bank branch acquisitions, one bankruptcy (363) acquisition, four FDIC failed bank acquisitions and four Resolution Trust Corporation failed thrift acquisitions. The following summary provides additional details concerning our more recent acquisition activity.

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

In February 2015, we completed the acquisition of Liberty Bancshares, Inc. (“Liberty”), including its wholly-owned bank subsidiary, Liberty Bank. Liberty was headquartered in Springfield, Missouri, served southwest Missouri and had total assets of

$1.1 billion. The acquisition enhanced Simmons Bank’s presence not only in southwest Missouri, but also in the St. Louis and Kansas City metropolitan areas. The acquisition also allowed us the opportunity to provide services that we had not previously offered in these areas such as trust and securities brokerage services. In addition, Liberty’s expertise in SBA lending enhanced our commercial offerings throughout our geographies. We merged Liberty Bank into Simmons Bank and completed the systems conversion in April 2015.

Also in February 2015, we completed the acquisition of Community First Bancshares, Inc. (“Community First”), including its wholly-owned bank subsidiary, First State Bank. Community First was headquartered in Union City, Tennessee, served customers throughout Tennessee, and had total assets of $1.9 billion. The acquisition expanded our footprint into Tennessee and allowed us the opportunity to provide additional services to customers in this area and expand our community banking strategy. In addition, Community First’s expertise in SBA and consumer lending benefited our customers across each region. We merged First State Bank into Simmons Bank and completed the systems conversion in September 2015.

In October 2015, we completed the acquisition of Ozark Trust & Investment Corporation (“Ozark Trust”), including its wholly-owned non-deposit trust company, Trust Company of the Ozarks. Headquartered in Springfield, Missouri, Ozark Trust had over $1 billion in assets under management and provided a wide range of financial services for its clients including investment management, trust services, IRA rollover or transfers, successor trustee services and personal representative and custodial services. As our first acquisition of a fee-only financial firm, Ozark Trust provided a new wealth management capability that could be leveraged across the Company’s entire geographic footprint.

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

In April 2019, we completed the acquisition of Reliance Bancshares, Inc. (“Reliance”), headquartered in Des Peres, Missouri (part of the greater St. Louis metropolitan area), including its wholly-owned bank subsidiary, Reliance Bank. We acquired approximately $1.5 billion in assets and added 22 branches to the Simmons Bank footprint, substantially enhancing our retail presence within the St. Louis market, and entering the state of Illinois for the first time. The systems conversion was completed in April 2019, at which time Reliance Bank was merged into Simmons Bank.

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

In October 2021, we completed the acquisition of Landmark Community Bank (“Landmark”), headquartered in Collierville, Tennessee, as well as the acquisition of Triumph Bancshares, Inc. (“Triumph”), including its wholly-owned bank subsidiary, Triumph Bank, headquartered in Memphis, Tennessee. Landmark had total assets of $968.8 million, while Triumph provided us with $847.2 million in assets. These combined acquisitions allowed us to expand our existing footprint in Tennessee and to further enhance our scale in two of our key Tennessee growth markets – Memphis and Nashville. The systems conversions for both Landmark and Triumph Bank were completed in October 2021, at which time Landmark and Triumph Bank were merged into Simmons Bank.

In April 2022, we completed the acquisition of Spirit of Texas Bancshares, Inc. (“Spirit”), headquartered in Conroe, Texas, including its wholly-owned bank subsidiary, Spirit of Texas Bank SSB (“Spirit Bank”). We acquired approximately $3.1 billion in assets and further strengthened our position in Texas. The systems conversion was completed in April 2022, at which time Spirit Bank merged into Simmons Bank.

Merger and Acquisition Strategy

Merger and acquisition activities have been an important part of the Company’s growth strategy. While we continue to consider strategic merger and acquisition opportunities if and as they arise, and while we continue to believe that current market and industry conditions will continue to cause various financial institutions to seek merger partners in the near-to-intermediate future, in the near term, we are also enhancing our focus on ensuring that we capitalize on organic growth opportunities in many of the markets that we have had the fortune to enter through previous mergers and acquisitions. Through our “Better Bank” initiative, we are also focusing on evaluating and, where appropriate, enhancing our people, processes and systems so that we are able to more effectively and efficiently compete as an organization of the size and scale that we now have achieved.

To the extent that a strategic merger and acquisition opportunity becomes of interest, we believe our community banking philosophy, access to capital and successful merger and acquisition history would position us as a purchaser of choice for a community and regional bank seeking a strong partner.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates these transactions. The senior management teams of both the Company and Simmons Bank have extensive experience in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks to the extent a compelling strategic opportunity presents itself.

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

Loan Risk Assessment

As part of our ongoing risk assessment and analysis, the Company utilizes credit policies and procedures, internal credit expertise and several internal layers of review. The internal layers of ongoing review include Division Presidents, Division and Senior Credit Officers, the Chief Credit Officer and Corporate Credit Officers, an Agriculture Loan Committee, an Executive Loan Committee, a Senior Credit Committee, and a Directors’ Credit Committee.

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

The Board of Directors reviews the adequacy of its allowance for credit losses on a periodic basis giving consideration to past due loans, non-performing loans, other impaired loans, and current economic conditions. Our loan review department monitors loan information monthly. In order to verify the accuracy of the monthly analysis of the allowance for credit losses, the loan review department performs a detailed review of loans across each product line and all divisions on an annual basis or more often if warranted. Additionally, we have instituted a Special Asset Committee for the purpose of reviewing criticized loans in regard to collateral adequacy, workout strategies and proper reserve allocations.

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

Principal Offices and Available Information

Our principal executive offices are located at 501 Main Street, Pine Bluff, Arkansas 71601, and our telephone number is (870) 541-1000. We also have corporate offices located at 601 E. 3rd Street, Little Rock, Arkansas 72201. We maintain a website at www.simmonsbank.com. On this website under the Investor Relations section, we make our filings with the SEC (including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended) available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our website contains other news and announcements about the Company and its subsidiaries. Our website and the information contained on, or that can be accessed through, our website are not deemed to be incorporated by reference in, and are not considered part of, this Annual Report.

Human Capital

Our associates are a critical component of our success. Because our business depends on our ability to attract, develop, and retain highly qualified, skilled lending, operations, information technology, and other associates, as well as managers who are experienced and effective at leading their respective departments, we have implemented wide-ranging programs focused on identifying and recruiting new talent, as well as enhancing the skills, qualifications, and satisfaction of our current associate base. In recruiting, we employ a variety of strategies, including, among other things, the use of in-house recruiters, search firms, and employment agencies, designed to attract qualified and diverse candidates. Among other opportunities, we offer student internships and a banker trainee program that provides recent graduates with the opportunity to gain insight into several Company departments. We believe our compensation program, which, in addition to base and incentive compensation, includes health, retirement, and an array of other benefit plans and programs, is competitive within the financial industry, and we periodically review our plans and programs, as well as market surveys, to help ensure that our compensation program is consistent with our level of performance and that we have a current understanding of peer practices.

We provide our associates a variety of professional development opportunities, including participation in industry conferences, instructor-led continuing education and training sessions, as well as online training sessions that focus on industry, regulatory, business, and leadership topics. We offer mentorship opportunities through our “Simmons Sidekick,” “Ambassadors” and “Coaching Cohorts” programs, and we provide tuition reimbursement for associates to attend a higher education facility to obtain bachelor’s and master’s degrees that are relevant to the finance industry and/or their positions within the Company. We seek to promote from within the Company when feasible and have established programs, such as our “Next Generation Leadership Program,” to help develop future leadership talent.

We are committed to maintaining a strong culture that not only engages associates but also serves as a catalyst for growth. Our values-based culture is memorialized in a set of “Culture Cornerstones” that are communicated to all associates and incorporated in various ways throughout our operations. We strive for all six of our Culture Cornerstones - Better Together; Integrity; Passion; High Performance; Pursue Growth; and Build Loyalty - to be reflected in everything we do, including how we interact with each other, how we interact with our customers, and how we interact with our vendors and business partners. Our sixth Culture Cornerstone, Build Loyalty, was added in 2022 to provide a compelling and pervasive customer service operational approach that is designed to produce exceptional internal and external customer experiences. In 2022, we also focused on our Culture Cornerstone of High Performance by implementing extensive new training and programming to support leaders and associates. We are also committed to promoting our associates’ well-being. Our wellness program, “Ultimate You,” assists associates in improving their level of physical, financial, and mental fitness through offerings such as discounted gym memberships, financial literacy training, channels for counseling, and health-focused challenges and contests. Finally, our inclusion program, “We Are Simmons,” celebrates and supports the unique perspectives, experiences, and backgrounds of our associates. We believe these differences help us better serve our customers and make us stronger as a whole. In connection with this program, we have introduced Employee Resource Groups for veterans, women, African Americans, and LGBTQIA+ associates.

As of December 31, 2022, the Company and its subsidiaries had approximately 3,202 full time equivalent associates. None of our associates are represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our associates to be good and strive to operate with an “open door policy” where associate concerns and issues can be discussed anytime directly with leadership or human resources. We have been recognized with “Best Places to Work” awards in several of our markets.

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

The principal source of the Company’s liquidity is dividends from Simmons Bank, the payment of which is subject to certain limitations imposed by federal and state laws. The approval of the Arkansas Bank Commissioner is, for instance, required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2022, Simmons Bank had paid to the Company all available dividends. While past dividends are not necessarily indicative of amounts that may be paid or available to be paid in future periods, net profits of Simmons Bank and cash balances at the Company are projected to be sufficient to pay quarterly dividends on the Company’s common stock at current levels and interest and principal on the Company’s debt as well as meet other liquidity needs.

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

Furthermore, as a member of the Federal Reserve System, our subsidiary bank is required by law to maintain reserves against its transaction deposits as required by the FRB. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. During 2020, due to the COVID-19 pandemic, the FRB acting pursuant to the Federal Reserve Act reduced the reserve requirements to zero until further notice. As a result, as of December 31, 2022, the Company’s reserve balances were zero.

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

The Basel III Capital Rules include a common equity Tier 1 capital to risk-weighted assets (“CET1”) ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income; and certain minority interests, all subject to applicable regulatory adjustments and deductions. The Company and its subsidiary bank must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements.

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

In August 2020, the FRB, along with the other federal bank regulatory agencies, adopted a final rule that allows the Company and the Bank to phase-in the impact of adopting the Current Expected Credit Losses (or “CECL”) methodology up to two years, with a three-year period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.

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
Institutions that fall into the latter three categories are subject to restrictions on their growth and are required to submit a capital restoration plan. There is also a method by which an institution may be downgraded to a lower capital category based on supervisory factors other than capital. As of December 31, 2022, Simmons Bank was “well capitalized” based on the aforementioned ratios.

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

Pursuant to the FDICIA and Federal Deposit Insurance Act (“FDIA”), the federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC and the Deposit Insurance Fund. As of December 31, 2022, the Bank was well capitalized under these regulations.

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
Brokered Deposits

Section 29 of the FDIA and the FDIC regulations promulgated thereunder limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is well capitalized or, with the FDIC’s approval, adequately capitalized. However, as a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than well capitalized. In December 2020, the FDIC issued a final rulemaking to modernize its brokered deposit regulations. Among other things, the final rule established a new framework for analyzing certain provisions of the “deposit broker” definition and established certain automatic “primary purpose” exemptions from the deposit broker definition, as well as revised certain interest rate restrictions that apply to less than well capitalized insured depository institutions. The final rule became effective April 1, 2021; and full compliance was required by January 1, 2022. Implementation of the final rule did not have a material impact on our subsidiary bank.

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

During recent years, the federal prudential regulatory agencies have been engaged in efforts to revise the regulations implementing the CRA. The Company continues to monitor developments with respect to proposals concerning these regulations and assess the impact, if any, of the proposed changes to the CRA regulations.

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

Financial Privacy and Data Security

The Company is subject to federal laws, including the Gramm-Leach-Bliley Act of 1999 (“GLBA”), and certain state laws containing consumer privacy protection and data security provisions. These federal and state laws, and the rules and regulations promulgated thereunder, impose restrictions on our ability to disclose non-public information concerning consumers to nonaffiliated third parties. These laws, rules and regulations also mandate the distribution of privacy policies to consumers, as well as provide consumers an ability to prevent our disclosure of their information under certain circumstances.

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

In December 2020, the U.S. Congress enacted the National Defense Authorization Act (the “NDAA”) that, among other provisions, made significant updates to the federal BSA/AML regulations that aim to eliminate the use of shell companies that facilitate the laundering of criminal proceeds. In December 2021, the Financial Crimes Enforcement Network (“FinCEN”) issued rules to implement a national beneficial ownership reporting framework and to update the customer due diligence requirements that apply to the Company and the Bank to be consistent with this framework. The Company and the Bank continue to monitor legislative, regulatory and supervisory developments related thereto.
Federal Home Loan Bank of Dallas
Simmons Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), which is one of 11 regional Federal Home Loan Banks (“FHLBs”) that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region and makes loans to its members in accordance with policies and procedures established by the board of directors of that FHLB. As a member, Simmons Bank must purchase and maintain stock in FHLB-Dallas. At December 31, 2022, Simmons Bank’s total investment in FHLB-Dallas was $52.5 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and our subsidiary bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. However, in late 2022, the SEC finalized a set of rules directing national securities exchanges to establish listing standards regarding clawbacks of incentive-based executive compensation, which rules were originally proposed in 2015. The Company is monitoring developments with respect to these listing standards, which are expected to be proposed in 2023.

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

As of December 31, 2017, the Company exceeded $15 billion in total assets, and the grandfather provisions applicable to its trust preferred securities no longer apply, and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt are included as total Tier 2 capital.

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

Additionally, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank continues to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory, examination and enforcement authority, as well as expanded data collecting and enforcement powers, all of which impact the operations of Simmons Bank.

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

Effect of Governmental Monetary Policies

The FRB uses monetary policy tools to impact interest rates, credit market conditions and money market conditions, as well as to influence general economic conditions, including employment, market interest and inflation rates. These policies can have a significant impact on the absolute levels and distribution of deposits, loans and investment securities, as well as on market interest rates charged on loans or paid for deposits and other borrowings. Monetary policies of the FRB have in the past had a significant effect on the operating results of bank holding companies and their subsidiary banks, such as the Company and Simmons Bank, and may have similar effects in the future.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this report, including the information contained in “Cautionary Note Regarding Forward-Looking Statements,” investors in our securities should carefully consider the factors discussed below. An investment in our securities involves risks. The factors below, among others, could materially and adversely affect our business, financial condition, results of operations, liquidity or capital position, or cause our results to differ materially from our historical results or the results expressed in or implied by our forward-looking statements. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Risks Related to Market Interest Rates and Liquidity

Changes in interest rates and monetary policy could adversely affect our profitability.

Our net income and cash flows depend to a significant extent on the difference between interest rates earned on interest-earning assets and the rates paid on interest-bearing liabilities. These rates are highly sensitive to many factors beyond our control, including general economic conditions and credit and monetary policies of governmental authorities. Changes in the credit or monetary policies of governmental authorities, particularly the Federal Reserve, could significantly impact market interest rates and our financial performance. For instance, changes in the nature of open market transactions in U.S. government securities, the discount rate or the federal funds rate on bank borrowings, and reserve requirements against bank deposits, could lead to increases in the costs associated with our business. In addition, such changes could influence the interest we receive on loans and securities and the amount of interest we pay on deposits. If the interest rates we pay on deposits increases at a faster rate than the interest we receive on loans and other investments, then our net interest income could be adversely affected. If the Federal Reserve further raises interest rates, we may not be able to reflect increasing interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our mix of deposits and other funding sources, reduce demand for our products and services, or otherwise negatively impact our financial condition and results of operations. In addition, the impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates, and our ability to manage such relative sensitivity may be adversely impacted by competitive conditions in the banking industry and in the financial markets. Due to the changing conditions in the national economy, we cannot predict with certainty how future changes in interest rates, deposit levels and loan demand will impact our business and profitability.

Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”) and other benchmark rates are determined, as well as the discontinuance and replacement of LIBOR as a reference rate, could adversely impact our business and results of operations.

LIBOR and certain other interest rate benchmarks are the subject of recent national and international reform. We expect that the publication of the remaining LIBOR rates will cease immediately following the LIBOR publication on June 30, 2023. The U.S. federal banking agencies have issued statements to encourage U.S. banks to transition away from U.S. dollar LIBOR as soon as practicable and not to enter into new contracts that use U.S. dollar LIBOR after December 31, 2021. Due to LIBOR’s extensive use across financial markets, the transition away from LIBOR pose risks and challenges to financial markets and financial institutions, including the Company, and liquidity in certain interbank markets on which LIBOR estimates are based has been declining. At this time, it is not possible to predict exactly when and to what extent banks will discontinue providing submissions for the calculation of LIBOR. Similarly, at this time, it is not possible to predict exactly how long LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become the generally accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans, extend beyond 2023. We are continuing to assess, and plan for, the impact that a cessation or market replacement of LIBOR will have on these various products and contracts and working to transition many LIBOR based products and contracts to other interest rate structures. The market transition away from LIBOR to alternative reference rates is a complex process and could have a range of effects on the Company’s business, financial condition and results of operations, including but not limited to by (i) adversely affecting the interest rates received or paid on the revenues and expenses associated with, or the value of the Company’s LIBOR-based assets and liabilities; (ii) adversely affecting the interest rates paid on or received from other securities or financial arrangements, given LIBOR’s historically prominent role in determining market interest rates globally, or (iii) resulting in disputes, litigation or other actions with borrowers or other counterparties about the interpretation or enforceability of certain fallback language contained in LIBOR-based loans, securities or other contracts. The discontinuation of LIBOR could result in operational, legal and compliance risks, and, if we are unable to adequately manage such risks and transition from LIBOR to new reference rates, our business, financial condition, results of operations and future prospects may be adversely impacted.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, fluctuations in interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits as we have a base of lower cost transaction deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected if we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs. Also, changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio, as well as our liquidity and funding mix.

Our investment securities portfolio could decline in value as a result of interest rate changes and changes in issuer credit quality or the strength of the associated collateral.

If interest rates change in the future, the market value of our investment securities portfolio may decline. Weaknesses in the credit quality of the issuers of the securities within our portfolio or in the strength of the collateral, if any, underlying those securities could also result in a decline in the value of our investment securities portfolio, which could negatively affect equity and potentially impact our earnings.

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

We have a sizeable consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 1.49% and 1.42% of our average outstanding credit card balances for the years ended December 31, 2022 and 2021, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

Significant portions of our loan portfolio include commercial real estate, construction and development, and commercial and industrial loans, each of which presents heightened lending risks.

Our commercial loan portfolio includes, in significant part, commercial real estate loans, construction and development loans, and commercial and industrial loans. Among other things, commercial real estate loans are generally larger than residential real estate loans, often depend on the owner’s cash flows or those of the property’s tenants (which can be adversely affected by changes in economic conditions) as a source for repayment, and are generally perceived as involving a greater degree of risk of default than home equity loans or residential mortgage loans. Similarly, construction and development loan pose heightened risk when compared to residential real estate loans due to, for example, the fact that repayment often depends on successful completion of the construction or development project and subsequent financing. Additionally, commercial and industrial loans are often dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties, including reduction in sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired, and the collateral associated with these types of loans may have depreciated during the term of the loan or may be difficult to value and/or liquidate. For these reasons and others, these types of loans present heightened lending risks that, if realized, may materially and adversely affect our business, financial condition or results of operations.

In the event we are required to foreclose on a loan secured by real estate, we may not be able to realize the value of that real estate as indicated in any independent appraisals upon which we relied in extending the loan.

Loans secured by real estate make up a substantial portion of our loan portfolio. In making certain of these loans, we rely on estimates concerning the value of the real estate provided by independent appraisers. However, these appraisals are only estimates of value, and mistakes of fact or judgement on the part of the appraiser could adversely affect the reliability of their appraisals. Furthermore, the value of the real estate could change (including by declining) based on events occurring after the time of the appraisal, and preparing foreclosed real estate for sale, and then selling such real estate collateral, may impose significant additional costs on us. We, therefore, may not be able to fully recover the outstanding balance of a loan in the event of its default if the real estate serving as collateral has declined in value from its original estimate, which could have a material adverse impact on our business, financial condition or results of operations.

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

The Great Recession elevated unemployment levels and negatively impacted consumer confidence. It also had a detrimental impact on industry-wide performance nationally as well as the Company’s market areas. While improvement in several economic indicators have been noted since 2013, including increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels, the COVID-19 pandemic led to extensive additional disruptions to the economy generally during 2020 and 2021.

In a significant recession, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, can all combine to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. In the Great Recession, some banks and other lenders suffered significant losses and became reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing can significantly weaken the strength and liquidity of some financial institutions worldwide.

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

Continued inflationary pressures could increase our costs (and the costs of our borrowers) and otherwise negatively impact our business.

We have experienced upward inflationary pressures on our operating costs, including costs associated with goods and services we receive from third-party vendors, as well as our labor costs. If our expenses continue to increase due to continued inflation, our profitability could decline and our business, financial condition and results of operations may be otherwise materially and adversely affected. In addition, continued inflationary pressures could increase the operating costs of our borrowers, which could adversely impact their profitability and financial condition and thereby increase the likelihood of defaults on loans we have extended.

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

As of December 31, 2022, we had $1.3 billion of goodwill and $129.0 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Our ability to attract and retain customers, employees, and acquisition partners is influenced by our reputation. A negative opinion of our business can develop in connection with a variety of circumstances, including issues with our lending practices, legal and regulatory compliance, risk management, corporate governance, customer service, community involvement, integration of acquired institutions, and third-party service providers. Our reputation could also be harmed through regulatory proceedings by governmental authorities, litigation, or cybersecurity events. Reputational damage could also impact our relationships with investors, our credit ratings and our ability to access capital markets.

If we are unsuccessful in developing new, and adapting our current, products and services so that they respond to changing industry standards and customer preferences, our business may suffer.

We provide a variety of commercial and consumer banking, as well as other financial, products and services designed to meet a broad range of needs. While many of these products and services are traditional both in their characteristics and their delivery channels, advancements in technology, changes in the regulatory environment, and evolving customer preferences require that we continuously evaluate the terms under which we provide our existing products and services (including, among other things, interest rates and loan covenants), the methods by which we deliver them (including the use of online and mobile banking), whether to partner with a FinTech company or other third-party vendor to provide products and services, and the potential for new products and services in order to remain competitive. These efforts, though, could require substantial investments, and we can provide no assurance that we will develop new products and services, or adequately adapt our existing products and services, in a timely or successful manner. Our inability to do so could harm our business and adversely affect our results of operations and reputation. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

Our ability to raise additional capital will largely depend on our financial performance, and on conditions in the capital markets that are outside our control. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would, as a result, have to compete with those institutions for investors, which could adversely impact the price at which we are able to offer our securities. If we need additional capital but cannot raise it on terms acceptable to us, our ability to expand our operations or to engage in acquisitions could be materially impaired.

Our business is heavily reliant on information technology systems, facilities, and processes; and a disruption in those systems, facilities, and processes, or a breach, including cyber-attacks, in the security of our systems, could have significant, negative impact on our business, result in the disclosure of confidential information, and create significant financial and legal exposure for us.

Our businesses are dependent on our ability and the ability of our third-party service providers to process, record and monitor a large number of transactions. If the financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, our results of operations could be materially, adversely affected.

Although we and our third party service providers devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third-party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite our efforts and those of our third party service providers to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. Furthermore, because certain of our employees are working, or may work, remotely, there is an increased risk of disruption to our systems because remote networks and infrastructure may not be as secure as in our office environment. If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

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

Errors or mistakes in the provision of services to our customers or in carrying out our own transactions can subject us to liability, result in losses, or otherwise negatively impact our business.

In our business activities, including the provision of banking services to our customers and the management of our own investments and other assets, we effect or process, sometimes on a manual basis, a large volume of transactions representing very large amounts of money for our customers and ourselves. Errors or mistakes in these activities (including human error and systems error), as well as other failures to mitigate operational risks, can have adverse consequences, including exposing us to liability and loss and, in the case of providing services to our customers, preventing us from receiving certain contractual protections.

Accounting standards periodically change, and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the FASB and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, that substantially changed the accounting for credit losses and other financial assets held by banks, financial institutions and other organizations. The standard removed the existing “probable” threshold in generally accepted accounting principles (“US GAAP”) for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. We adopted an optional three-year phase-in period for the day-one adverse regulatory capital impact upon adoption of the standard with the additional two-year delay allowed by regulators in response to the COVID-19 pandemic. The adoption of the standard resulted in an overall material increase in the allowance for credit losses. However, the impact at adoption was influenced by our portfolios' composition and quality at the adoption date and economic conditions and forecasts at that time.

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

The CFPB, Federal Reserve, and Arkansas State Bank Department have broad rulemaking, supervisory and examination authority, as well as data collection and enforcement powers. The scope and impact of the regulators’ actions can significantly impact the operations of the Company and its subsidiaries and the financial services industry in general.

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

Our failure to comply with applicable banking laws and regulations could result in significant monetary penalties and losses, restrict our ability to execute our growth strategy, and have other material adverse impacts on our business.

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

We are subject to litigation in the ordinary course of our business, and adverse rulings, judgements, settlements, and other outcomes of such litigation, as well as our associated legal expenses, may adversely affect our results.

From time to time, we are subject to litigation. Litigation and claims can arise in various contexts, including, among others, our lending activities, deposit activities, employment practices, commercial agreements, fiduciary responsibilities, compliance programs and other general business matters. These claims and legal actions, including supervisory actions by our regulators, could involve large amounts in controversy, significant fines or penalties, and substantial legal costs necessary for our defense. The outcome of litigation and regulatory matters, as well as the timing associated with resolving these matters, are inherently hard to predict. Substantial legal liability, which may not be insured, and significant regulatory actions against us could materially and adversely impact our business operations, including our ability to engage in mergers and acquisitions, our results of operations and our financial condition.

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

A significant portion of our loan portfolio is secured by real estate. In the course of our business, we may own or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If we were to become subject to significant environmental liabilities, it could have a material adverse effect on our results of operations and financial condition.

We may be subject to allegations of intellectual property infringement or may fail to effectively protect our own intellectual property rights.

Our competition, or other third parties, may allege that we have violated their intellectual property rights. For example, we may unintentionally infringe upon the rights of third parties through the use of infringing software or other types of content provided by vendors. Alternatively, failure to effectively protect our own intellectual property through trade secret, copyright, patents, and other legal means may result in it being used to the benefit of others and to the detriment of our business. A successful claim of infringement could subject us to money damages, require significant license or royalty fees, or result in restrictions preventing us from using certain software or technology, thereby impeding our delivery of products or services. Even if ultimately unsuccessful, the financial cost of a legal defense and the diversion of management’s attention from our business may prove costly.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and resulting economic conditions have adversely impacted our business, and may adversely impact our business in the future, as well as that of our customers and third-party vendors.

The COVID-19 pandemic and responses to it have impacted, and may continue to impact, our business, results of operations, and financial condition, as well as those of our customers and third-party vendors. The COVID-19 pandemic caused significant disruptions to the global economy and the lives of people around the world. As a result of the pandemic, governmental authorities, businesses, and the public have taken unprecedented actions designed to limit the scope and duration of the COVID-19 pandemic, as well as mitigate its effects. We are unable to determine how long it may take for the pandemic to fully subside.

Changes due to COVID-19 may continue to have adverse impacts on the Company’s business due to, among other things, reduced effectiveness of operations, supply-chain challenges, unavailability of personnel (including due to illness), and increased cybersecurity risks related to use of remote technology. We may experience financial losses and declines in our financial condition due to a number of factors associated with the pandemic, including, among other things, deteriorations in credit quality, past due loans, challenges faced by our third-party vendors who provide key services, and charge offs resulting from difficulties faced by our hospitality, retail, restaurant, energy, and other borrowers as a result of the pandemic and responses to it (although these difficulties recently seem to be improving).

The COVID-19 pandemic has contributed to significant volatility in the financial markets. Depending on the extent and duration of the COVID-19 pandemic, and perceptions regarding national and global recovery from the pandemic, volatility in the financial markets may continue which may adversely impact the price of the Company’s common stock.

The Company may still experience adverse impacts of the COVID-19 pandemic based on future developments, including, among other things, how long the pandemic lasts, how successful vaccination efforts are, the significant spread of new strains of the virus, and whether additional restrictions are imposed on businesses and individuals. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, or as a result of changes in the behavior of customers, businesses and their employees. Additionally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described herein and in other filings we make with the SEC.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company and its subsidiaries conduct financial operations from approximately 230 financial centers located in communities throughout Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. We believe our properties are suitable and adequate for our present operations.

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

As of February 21, 2023, there were approximately 2,501 shareholders of record of our common stock. See the Cash Dividends discussion in the Capital section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding cash dividends.

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

The Company made no purchases of its common stock during the three months ended December 31, 2022. Under the 2022 Program, the Company has approximately $79.9 million of remaining funds that may be used to repurchase shares of the Company’s Class A Common Stock.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index. The graph assumes an investment of $100 on December 31, 2017 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered as an indication of future performance.

Total Return Performance
Index Value
160
140
120
100
80
60
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Simmons First National Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Simmons First National Corporation	100.00	86.23	98.21	82.40	115.63	87.16
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
KBW Nasdaq Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2022 and 2021 and results of operations for each of the years then ended. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2021, which are incorporated herein by reference. Certain reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this report, as well as the cautionary note regarding forward-looking statements and the risks discussed in Item 1A of Part I of this Form 10-K.

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

2022 Overview

Our net income available to common shareholders for the year ended December 31, 2022 was $256.4 million, or $2.06 diluted earnings per share, compared to $271.1 million, or $2.46 diluted earnings per share, for the same period in 2021. Included in 2022 results were $42.2 million of certain items, net of tax, that were primarily related to our acquisitions, Day 2 accounting provision in connection with acquisitions, gain on an insurance settlement related to a weather event, and branch right sizing initiatives. Included in 2021 results were $23.9 million of certain items, net of tax, that were primarily related to our acquisitions, Day 2 accounting provision in connection with acquisitions and gains associated with the sale of branches. Adjusting for these certain items, adjusted earnings for the year ended December 31, 2022 were $298.6 million, or $2.40 adjusted diluted earnings per share, compared to $295.0 million, or $2.68 adjusted diluted earnings per share, in 2021. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliations of non-GAAP measures.

Results during 2022 were strong and demonstrate our ability to navigate the current economic environment and volatile market conditions. Highlights for the year include an increase in revenue, well contained operating expense growth, improved asset quality, strong organic loan growth, expansion of the net interest margin, and excellent capital ratios.

On April 8, 2022 we completed our acquisition of Spirit, headquartered in Conroe, Texas, including its wholly-owned bank subsidiary, Spirit Bank. We were able to obtain all necessary approvals, consummate the transaction and successfully complete the systems conversion less than five months after the announcement, which we believe speaks to the outstanding team we have developed. See Note 2, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information related to this acquisition.

Simmons Bank was named to Forbes magazine’s list of “World’s Best Banks” for the third consecutive year and ranked among the top 45 banks in Forbes’ list of “America’s Best Banks” for 2022 and our Chief Digital Officer was recently recognized by American Banker as a 2022 Digital Banker of the Year. We continue our efforts in developing new and innovative products and services using digital channels to provide an enhanced customer experience to “bank when you want, where you want.”

Asset quality metrics remain at historically low levels and reflect our conservative credit culture, as well as the impact of our strategic decision in 2019 designed to de-risk certain elements of loan portfolios that were acquired in connection with our geographic diversification and expansion. As a result of this strategic decision, over the past two years we have prudently and systematically exited certain non-relationship credits and non-core industries while also significantly reducing our exposure to commercial real estate to more acceptable levels. Total nonperforming loans as of December 31, 2022 were $58.9 million, as compared to $68.6 million at December 31, 2021. Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.23%, compared to 0.33% at December 31, 2022 and 2021, respectively.

Stockholders’ equity as of December 31, 2022 was $3.3 billion, book value per share was $25.73 and tangible book value per common share was $14.33. Our ratio of common stockholders’ equity to total assets was 11.9% and the ratio of tangible common stockholders’ equity to tangible assets was 7.0% at December 31, 2022. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliations of non-GAAP measures. The Company’s Tier I leverage ratio of 9.3%, as well as our other regulatory capital ratios, remain significantly above the “well capitalized” minimum requirements. See Table 18 – Risk-Based Capital for regulatory capital ratios. In January 2022, our Board of Directors authorized the 2022 Program under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2022 Program replaced the 2019 Program, which was substantially exhausted during the first quarter of 2022. In total, under the 2019 Program and the 2022 Program, we repurchased approximately 4.4 million shares of our common stock during 2022.

Total loans were $16.1 billion at December 31, 2022, an increase of $4.1 billion, or 34.4%, from the same time in 2021. The increase in total loans during the period primarily reflects the acquisition of Spirit during the second quarter of 2022, which provided $2.29 billion in total loans after purchase accounting adjustments, coupled with net loan growth driven by increased activity throughout our geographic footprint.

While activity in our commercial pipeline slowed to $1.1 billion as of December 31, 2022 due to, in large part, the impact of the rapidly rising interest rates and our emphasis on maintaining prudent underwriting standards and pricing discipline, our unfunded commitments increased to $5.6 billion at December 31, 2022, as compared to $3.4 billion at December 31, 2021. Our strategy of restructuring our loan portfolio over the past two years not only diversified the risk profile but also established capacity which should provide the foundation for additional loan and revenue growth, and which is evident in our loan pipeline and unfunded commitments. As of December 31, 2022, our liquidity is solid, and our capital is strong.

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

Simmons First National Corporation is an Arkansas-based financial holding company that, as of December 31, 2022, has approximately $27.5 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The FRB sets various benchmark interest rates which influence the general market rates of interest, including the deposit and loan rates offered by financial institutions. Between December 2015 and December 2018, the FRB had been gradually raising benchmark interest rates. The FRB target for the federal funds rate, which is the cost to banks of immediately available overnight funds, increased gradually from 0% - 0.50% in December 2015 to 2.25% - 2.50% over a three year period. The federal funds rate was flat until the FRB began to lower the rate in August 2019 and ultimately reduced it to 1.50% - 1.75% in October 2019. During March 2020, the Federal Open Market Committee (“FOMC”) of the FRB substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. The federal funds rate was cut to a range of 0% - 0.25%, where it remained throughout 2021 and into early 2022. During March 2022, the FOMC began a series of rate increases in an effort to curb rising inflation. Overall in 2022, the federal funds rate range was increased on seven occasions and ended 2022 with a range set at 4.25% - 4.50%. As of early 2023, the FOMC had made one more rate increase, although the 25 basis point increase represents a more gradual increase than seen throughout 2022.

Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, also increased from 3.25% to 5.50% during the years 2015 through 2018. The prime interest rate remained flat until it began to decrease in July 2019 and was eventually reduced to 4.75% in October 2019. Similarly to the reduction in the federal funds rate, the prime rate was cut to 3.25% in mid-March of 2020 in response to the COVID-19 pandemic and remained unchanged throughout 2021 and into early 2022. Paralleling the federal funds rate, multiple increases by the Federal Reserve during 2022 increased the prime rate to 7.50% as of the end of 2022. Markets continue to anticipate more gradual rate increases by the Federal Reserve during 2023.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 42% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 40% of our loans and 87% of our time deposits will reprice in the next year.

For the year ended December 31, 2022, net interest income on a fully taxable equivalent basis was $742.0 million, an increase of $131.2 million, or 21.5%, over the same period in 2021. The increase in net interest income was primarily the result of a $196.1 million increase in interest income, partially offset by a $64.9 million increase in interest expense.

The increase in interest income primarily resulted from a $140.3 million increase in interest income on loans, coupled with an increase of $50.9 million in interest income on investment securities. Regarding the increase in interest income on loans during 2022, the increase in loan volume resulted in an increase of $125.6 million in interest income, while a 12 basis point increase in yield resulted in a $14.7 million increase in interest income during the year ended December 31, 2022. The loan yield for 2022 was 4.83%, compared to 4.71% for 2021. The increase in our loan volume during 2022 was primarily due to the Spirit acquisition in the second quarter of 2022, along with the acquisitions of Landmark Community Bank (“Landmark”) and Triumph Bancshares, Inc. (“Triumph”) in the fourth quarter of 2021, as well as organic loan growth which was widespread across our geographic markets. Forgiveness of PPP loans partially offset the additional loan volume provided by these acquisitions. The increase in interest income on investment securities was due to our investment portfolio average balances, which increased by $1.31 billion, or 19.1%, during 2022 as we re-invested excess liquidity in our investment security portfolio. Additionally, an aggregated increase of $25.5 million during 2022 in interest income on investment securities was due to yield increases over the period of 42 basis points and 16 basis points for our taxable and non-taxable investment security portfolios, respectively. The increase in both loan and investment yield was due to the rising rate environment and was also positively impacted by a significant decrease in the level of variable rate loans and securities at or below their interest rate floors during the year.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2022, 2021 and 2020, interest income included $23.9 million, $22.1 million and $41.5 million, respectively, for the yield accretion recognized on loans acquired.

The $64.9 million increase in interest expense is mostly due to the increase in our deposit account rates. Interest expense increased $52.1 million due to the increase in rate of 34 basis points on interest-bearing deposit accounts and increased $5.8 million due to the increase in deposit volume over the period. Additionally, interest expense increased $8.4 million due to the increase in rate of 71 basis points on other borrowings. Impacts to our balance sheet that affected interest expense during 2022 as compared to 2021 include the Spirit, Landmark and Triumph acquisitions noted above, as well as a rising interest rate environment throughout 2022, as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Our net interest margin on a fully tax equivalent basis was 3.17% for the year ended December 31, 2022, up 28 basis points from 2021. The increase in the net interest margin was primarily due to the rising rate environment and driven by increases in our loan and investment rates. Further, the overall increase in our earning assets average balances over the comparative period has improved interest income, coupled with the effective management of our interest bearing liabilities, as we continued our effort to improve the mix of deposits into lower cost deposits and manage rates effectively.

Over the course of 2023, we anticipate pressure on our margin due to several factors. We saw strong organic loan growth during 2022, but our loan pipeline experienced decreased volume throughout the year. We expect modest organic loan growth during 2023 in the higher interest rate environment. Additionally, while we increased reliance on wholesale funding towards the end of 2022, we plan to reinvest cash flows from our investment portfolio and other sources back into the loan portfolio to offset reliance on wholesale funding going forward. Further, we have $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio under swap agreements. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates beginning in the third quarter of 2023.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2022, 2021 and 2020, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2022 versus 2021 and 2021 versus 2020.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
(In thousands)	2022	2021	2020
Interest income	$861,735	$671,061	$759,718
FTE adjustment	24,671	19,231	11,001
Interest income - FTE	886,406	690,292	770,719
Interest expense	144,419	79,529	119,984
Net interest income - FTE	$741,987	$610,763	$650,735

Yield on earning assets - FTE	3.79%	3.27%	4.00%
Cost of interest bearing liabilities	0.84%	0.52%	0.84%
Net interest spread - FTE	2.95%	2.75%	3.16%
Net interest margin - FTE	3.17%	2.89%	3.38%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2022 vs. 2021	2021 vs. 2020
Increase (decrease) due to change in earning assets	$147,423	$(40,169)
Increase (decrease) due to change in earning asset yields	48,691	(40,258)
Decrease due to change in interest bearing liabilities	(3,274)	(2,191)
Increase (decrease) due to change in interest rates paid on interest bearing liabilities	(61,616)	42,646
Increase (decrease) in net interest income	$131,224	$(39,972)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2022. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
	2022			2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$793,836	$5,500	0.69	$2,376,421	$2,795	0.12	$1,970,852	$4,383	0.22
Investment securities - taxable	5,462,427	94,437	1.73	4,512,564	58,976	1.31	1,813,640	35,039	1.93
Investment securities - non-taxable	2,703,662	86,596	3.20	2,343,117	71,207	3.04	1,113,851	39,666	3.56
Mortgage loans held for sale	16,609	720	4.33	55,204	1,565	2.83	113,854	3,031	2.66
Other loans held for sale	8,322	3,120	37.49	—	—	—	—	—	—
Loans - including fees	14,419,763	696,033	4.83	11,810,480	555,749	4.71	14,260,689	688,600	4.83
Total interest earning assets	23,404,619	886,406	3.79	21,097,786	690,292	3.27	19,272,886	770,719	4.00
Non-earning assets	3,014,219			2,394,522			2,317,859
Total assets	$26,418,838			$23,492,308			$21,590,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$12,253,164	$63,033	0.51	$10,638,665	$19,568	0.18	$9,128,936	$38,462	0.42
Time deposits	3,094,747	36,016	1.16	2,804,851	21,604	0.77	3,006,768	41,398	1.38
Total interest bearing deposits	15,347,911	99,049	0.65	13,443,516	41,172	0.31	12,135,704	79,860	0.66
Federal funds purchased and securities sold under agreements to repurchase	200,744	941	0.47	247,448	579	0.23	362,629	1,715	0.47
Other borrowings	1,155,310	24,934	2.16	1,340,185	19,495	1.45	1,353,738	19,652	1.45
Subordinated debt and debentures	394,870	19,495	4.94	383,182	18,283	4.77	385,294	18,757	4.87
Total interest bearing liabilities	17,098,835	144,419	0.84	15,414,331	79,529	0.52	14,237,365	119,984	0.84

Noninterest bearing liabilities:
Noninterest bearing deposits	5,827,160			4,836,839			4,225,618
Other liabilities	233,179			169,140			205,956
Total liabilities	23,159,174			20,420,310			18,668,939
Stockholders’ equity	3,259,664			3,071,998			2,921,806
Total liabilities and stockholders’ equity	$26,418,838			$23,492,308			$21,590,745
Net interest spread			2.95			2.75			3.16
Net interest margin		$741,987	3.17		$610,763	2.89		$650,735	3.38

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the years 2022 versus 2021 and 2021 versus 2020. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2022 vs. 2021			2021 vs. 2020
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(2,952)	$5,657	$2,705	$773	$(2,361)	$(1,588)
Investment securities - taxable	13,996	21,465	35,461	38,285	(14,348)	23,937
Investment securities - non-taxable	11,395	3,994	15,389	38,110	(6,569)	31,541
Mortgage loans held for sale	(1,424)	579	(845)	(1,651)	185	(1,466)
Other loans held for sale	791	2,329	3,120	—	—	—
Loans - including fees	125,617	14,667	140,284	(115,686)	(17,165)	(132,851)
Total	147,423	48,691	196,114	(40,169)	(40,258)	(80,427)

Interest expense:
Interest bearing transaction and savings accounts	3,386	40,079	43,465	5,548	(24,442)	(18,894)
Time deposits	2,425	11,987	14,412	(2,618)	(17,176)	(19,794)
Federal funds purchased and securities sold under agreements to repurchase	(126)	488	362	(439)	(697)	(1,136)
Other borrowings	(2,978)	8,417	5,439	(197)	40	(157)
Subordinated notes and debentures	567	645	1,212	(103)	(371)	(474)
Total	3,274	61,616	64,890	2,191	(42,646)	(40,455)
Increase (decrease) in net interest income	$144,149	$(12,925)	$131,224	$(42,360)	$2,388	$(39,972)

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

Management updates credit loss forecasts using multiple Moody’s economic scenarios, the most recent of which were published in December 2022. The baseline economic forecast was weighted 62%, while the downside scenario of S-2 was weighted 30% and the upside scenario of S-1 was weighted 8%. The weighting of the forecasts is characterized by, among others, continual increase of CRE prices, increasing market rates, and declining national unemployment rates. The baseline economic forecast as of December 2021 was weighted 65%, while the downside scenario of S-2 was weighted 17% and the upside scenario of S-1 was weighted 18%. The weightings reflect management’s sentiment around the published forecasted scenarios by Moody’s at that specific time.

During 2022, our provision for credit loss expense was $14.1 million, as compared to a recapture of $32.7 million during 2021 and an expense of $75.0 million during 2020. The provision for credit loss expense during 2022 was impacted by several factors throughout the year, including a $33.8 million Day 2 provision expense required for loans and unfunded commitments related to the Spirit acquisition, and an expense of $16.0 million related to the overall increase in unfunded commitments during the year, primarily made up of commercial construction loans, which receive a higher reserve allocation than other loans. These expenses were partially offset by a release of $16.0 million, which was driven by a reduction to certain industry specific qualitative factors for the restaurant, hospitality, student housing and office space industries due to the improvement from pandemic related stresses. Further recapture during 2022 was driven by the planned exit of several large oil and gas relationships during the year, along with our improved asset credit quality metrics and improved Moody’s economic modeling scenarios.

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

Total noninterest income was $170.1 million in 2022, compared to $191.8 million in 2021 and $239.8 million in 2020. Noninterest income for 2022 decreased $21.7 million, or 11.3%, from 2021. Included in 2022 results were $4.3 million of certain items, primarily made up of a $4.1 million gain on an insurance settlement related to a weather event that caused severe damage to one of our branch locations. Included in 2021 results were $5.7 million of certain items, primarily related to a $5.3 million gain on sale related to the Illinois Branch Sale in 2021. Adjusting for these certain items, adjusted noninterest income for the year ended December 31, 2022 decreased $20.4 million, or 10.9%, from the prior year. See the Reconciliation of Non-GAAP Measures section for additional discussion and reconciliations of non-GAAP measures.

The majority of the decrease during 2022 was related to the decline in the gains on sale of securities and mortgage lending income compared to 2021. During 2021, we sold approximately $342.6 million of investment securities resulting in a net gain of $15.5 million, while we realized a net loss of $278,000 related to the call of securities during 2022.

Mortgage lending income decreased $11.3 million during 2022 due to the rising interest rate environment and softening market conditions throughout the year, which slowed the demand for mortgage loans compared to the demand associated with the lower interest rate environment in 2021. We originated $751.0 million and $1.13 billion in mortgage loans during 2022 and 2021, respectively.

These decreases in noninterest income during 2022 were partially offset by an increase of $3.3 million in service charges on deposit accounts and an increase of $3.0 million in debit and credit fees as a result of additional transactions due to the incremental customer base from the Landmark, Triumph and Spirit acquisitions and additional transactions due to the changes in customer spending habits. Also included in 2022 results is the $4.1 million gain on an insurance settlement previously discussed and an increase of $2.2 million in bank owned life insurance income due to our increased investment in bank owned life insurance.

Table 5 shows noninterest income for the years ended December 31, 2022, 2021 and 2020, respectively, as well as changes in 2022 from 2021 and in 2021 from 2020.

Table 5: Noninterest Income

	Years Ended December 31,			2022 Change from		2021 Change from
(Dollars in thousands)	2022	2021	2020	2021		2020
Service charges on deposit accounts	$46,527	$43,231	$43,082	$3,296	7.6%	$149	0.4%
Debit and credit card fees	31,203	28,245	24,711	2,958	10.5	3,534	14.3
Wealth management fees	31,895	31,172	30,386	723	2.3	786	2.6
Mortgage lending income	10,522	21,798	34,469	(11,276)	(51.7)	(12,671)	(36.8)
Bank owned life insurance income	11,146	8,902	5,815	2,244	25.2	3,087	53.1
Other service charges and fees	7,616	7,696	6,624	(80)	(1.0)	1,072	16.2
Gain (loss) on sale of securities, net	(278)	15,498	54,806	(15,776)	*	(39,308)	(71.7)
Gain on sale of branches	—	5,316	8,368	(5,316)	*	(3,052)	(36.5)
Gain on insurance settlement	4,074	—	—	4,074	*	—	—
Other income	27,361	29,957	31,508	(2,596)	(8.7)	(1,551)	(4.9)
Total noninterest income	$170,066	$191,815	$239,769	$(21,749)	(11.3)%	$(47,954)	(20.0)%
_________________________
*Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for 2022 was $117.2 million, an increase of $6.9 million, or 6.3%, when compared to the 2021 amounts. The increases in the periods presented are primarily the result of changes in total service charges and debit and credit card fees as previously discussed.

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

Noninterest expense for 2022 was $566.7 million, an increase of $83.2 million, or 17.2%, from 2021. Included in 2022 were $27.7 million of certain items, primarily made up of $22.5 million of merger-related costs due to the Landmark, Triumph and Spirit acquisitions and $3.5 million from branch-right sizing costs. Included in 2021 were $15.4 million of certain items, made up of $15.9 million of merger-related costs due to the Landmark and Triumph acquisitions and a $537,000 benefit from branch-right sizing costs. Adjusting for these certain items, adjusted noninterest expense for the year ended December 31, 2022 increased $70.8 million, or 15.1%, from the prior year. See the Reconciliation of Non-GAAP Measures section for additional discussion and reconciliations of non-GAAP measures.

Salaries and employee benefits expense and occupancy expense increased by $40.6 million and $5.5 million, respectively, as compared to 2021, primarily due to impacts from the Landmark, Triumph and Spirit acquisitions. In addition, we have added associates in our lending, wealth and mortgage programs, as well as in other key functions.

Deposit insurance increased by $4.6 million as compared to 2021 due to assessment rate increases from FDIC insurance and the Arkansas State Bank Department.

Other expense increased by $10.8 million as compared to 2021, primarily due to the impacts from the Landmark, Triumph and Spirit acquisitions, in addition to $1.2 million of accelerated amortization of certain tax credits, the offset of which is recorded in provision for income taxes.

Marketing expense increased by $6.6 million as compared to 2021 due to increased advertising and public relations expenses, including a multi-university corporate sponsorship program designed to support female student athletes and serve as a program for developing women leaders in the corporate world. Additionally, a nonrecurrent $1.6 million contribution was made during the year to the Simmons First Foundation Conservation Fund reflecting a portion of paper statement fees collected as part of a promotion to encourage customers to enroll in electronic statements.

Amortization of intangibles recorded for the years ended December 31, 2022, and 2021 was $15.9 million and $13.5 million, respectively. See Note 8, Goodwill and Other Intangible Assets, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our intangibles.

Table 6 below shows noninterest expense for the years ended December 31, 2022, 2021 and 2020, respectively, as well as changes in 2022 from 2021 and in 2021 from 2020.

Table 6: Noninterest Expense

	Years Ended December 31,			2022 Change from		2021 Change from
(Dollars in thousands)	2022	2021	2020	2021		2020
Salaries and employee benefits	$286,982	$246,335	$239,573	$40,647	16.5%	$6,762	2.8%
Early retirement program	—	—	2,901	—	—	(2,901)	(100.0)
Occupancy expense, net	44,321	38,797	37,556	5,524	14.2	1,241	3.3
Furniture and equipment expense	20,665	19,890	24,038	775	3.9	(4,148)	(17.3)
Other real estate and foreclosure expense	1,003	2,121	1,752	(1,118)	(52.7)	369	21.1
Deposit insurance	11,608	6,973	9,184	4,635	66.5	(2,211)	(24.1)
Merger related costs	22,476	15,911	4,531	6,565	41.3	11,380	251.2
Other operating expenses:
Professional services	19,138	18,921	18,688	217	1.2	233	1.3
Postage	8,955	8,276	7,538	679	8.2	738	9.8
Telephone	6,394	6,234	8,833	160	2.6	(2,599)	(29.4)
Credit card expenses	12,243	11,112	10,199	1,131	10.2	913	9.0
Marketing	28,870	22,234	19,396	6,636	29.9	2,838	14.6
Software and technology	40,906	40,608	39,724	298	0.7	884	2.2
Operating supplies	2,556	2,766	3,322	(210)	(7.6)	(556)	(16.7)
Amortization of intangibles	15,915	13,494	13,495	2,421	17.9	(1)	—
Branch right sizing expense	3,475	(537)	14,097	4,012	*	(14,634)	(103.8)
Other expense	41,241	30,454	29,909	10,787	35.4	545	1.8
Total noninterest expense	$566,748	$483,589	$484,736	$83,159	17.2%	$(1,147)	(0.2)%
_________________________
*Not meaningful

Income Taxes

The provision for income taxes for 2022 was $50.1 million, compared to $61.3 million in 2021 and $64.9 million in 2020. The effective income tax rates for the years ended 2022, 2021 and 2020 were 16.4%, 18.4% and 20.3%, respectively. The decrease in the provision for income taxes during 2022 was the result of benefits related to tax credits that were recorded during the fourth quarter.

Loan Portfolio

Our loan portfolio averaged $14.42 billion during 2022 and $11.81 billion during 2021. As of December 31, 2022, total loans were $16.14 billion, compared to $12.01 billion on December 31, 2021, an increase of $4.13 billion, or 34.4%. The increase in the overall loan balance during 2022 is primarily due to the acquisition of Spirit which provided $2.29 billion in total loans after purchase accounting discounts, coupled with widespread loan growth throughout our geographic markets during the year. The increase in total loans more than offset declines in PPP loans, mortgage warehouse lending and planned declines in our energy portfolio. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $349.8 million at December 31, 2022, or 2.2% of total loans, compared to $355.4 million, or 3.0% of total loans at December 31, 2021. The decrease in consumer loans was primarily due to loan payoffs and pay downs during the year. The decline in the overall consumer loan balance was partially offset by the $9.9 million increase in our credit card portfolio at December 31, 2022 when compared to the same period in 2021. Our credit card portfolio has remained a stable source of lending for several years.

Real estate loans consist of construction and development (“C&D”) loans, single family residential loans and other CRE loans. Real estate loans were $12.58 billion at December 31, 2022, or 77.9% of total loans, compared to $9.17 billion, or 76.3% of total loans at December 31, 2021, an increase of $3.41 billion, or 37.2%. Our C&D loans increased by $1.24 billion, or 93.5%, single family residential loans increased by $444.1 million, or 21.1%, and CRE loans increased by $1.73 billion, or 30.1%. The increases were largely due to the Spirit acquisition noted above, coupled with strong organic loan growth, particularly in the latter half of 2022. In the near term, we expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.84 billion at December 31, 2022, or 17.6% of total loans, compared to $2.16 billion, or 18.0% of total loans at December 31, 2021, an increase of $677.2 million, or 31.3%, which was primarily due to the combined acquired and organic loan growth. The balance in our PPP loan portfolio was $8.9 million as of December 31, 2022, as compared to $116.7 million at December 31, 2021, with the decline due to the expected reimbursements from the SBA related to PPP loan forgiveness of both PPP Round 1 and Round 2 loans.

Other loans mainly consists of mortgage warehouse lending and municipal loans. Mortgage volume experienced a market driven decline throughout 2022 when compared to 2021, but was more than offset by the Spirit acquisition combined with organic growth, leading to an increase of $44.0 million in other loans.

Loan growth was widespread throughout our geographic markets and was generally broad-based by loan type and more than offset continued market-driven weakness in mortgage warehouse lending. We are seeing loan growth in our metro, community and corporate banking groups and continue to add new producers in these areas. Our loan pipeline consisting of all loan opportunities was $1.12 billion at December 31, 2022, compared to $2.31 billion at December 31, 2021. The pipeline includes $270.5 million in loans approved and ready to close at the end of the year.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2022	2021	2020	2019	2018
Consumer:
Credit cards	$196,928	$187,052	$188,845	$204,802	$204,173
Other consumer	152,882	168,318	202,379	249,694	215,763
Total consumer	349,810	355,370	391,224	454,496	419,936
Real Estate:
Construction and development	2,566,649	1,326,371	1,596,255	2,236,861	1,736,817
Single family residential	2,546,115	2,101,975	1,880,673	2,442,064	1,994,716
Other commercial	7,468,498	5,738,904	5,746,863	6,205,599	5,073,994
Total real estate	12,581,262	9,167,250	9,223,791	10,884,524	8,805,527
Commercial:
Commercial	2,632,290	1,992,043	2,574,386	2,495,516	2,192,497
Agricultural	205,623	168,717	175,905	315,454	166,225
Total commercial	2,837,913	2,160,760	2,750,291	2,810,970	2,358,722
Other	373,139	329,123	535,591	275,714	139,081
Total loans before allowance for credit losses	$16,142,124	$12,012,503	$12,900,897	$14,425,704	$11,723,266

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2022.

Table 8: Maturity and Interest Rate Sensitivity of Loans

	1 year	Over 1 year through	Over 5 years through	Over
(In thousands)	or less	5 years	15 years	15 years	Total
Consumer	$192,356	$156,660	$151	$643	$349,810
Real estate	3,537,918	7,429,863	1,549,870	63,611	12,581,262
Commercial	1,594,462	1,197,448	27,678	18,325	2,837,913
Other	131,990	105,167	115,110	20,872	373,139
Total	$5,456,726	$8,889,138	$1,692,809	$103,451	$16,142,124

Predetermined rate
Consumer	$98,033	$43,026	$46	$467	$141,572
Real estate	1,663,605	4,856,742	903,434	41,569	7,465,350
Commercial	622,572	729,417	21,275	18,317	1,391,581
Other	36,381	103,107	112,544	20,492	272,524
Total	$2,420,591	$5,732,292	$1,037,299	$80,845	$9,271,027

Floating rate
Consumer	$94,323	$113,634	$105	$176	$208,238
Real estate	1,874,313	2,573,121	646,436	22,042	5,115,912
Commercial	971,890	468,031	6,403	8	1,446,332
Other	95,609	2,060	2,566	380	100,615
Total	$3,036,135	$3,156,846	$655,510	$22,606	$6,871,097

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

Total non-performing assets decreased $13.8 million from December 31, 2021 to December 31, 2022. Nonaccrual loans decreased by $9.8 million during 2022, in addition to a decrease in foreclosed assets held for sale of $3.1 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions from pandemic related stresses.

Non-performing assets, including troubled debt restructurings (“TDRs”) and acquired foreclosed assets, as a percent of total assets were 0.23% at December 31, 2022 compared to 0.33% at December 31, 2021.

Total non-performing assets decreased by $67.6 million from December 31, 2020 to December 31, 2021. Nonaccrual loans decreased by $54.7 million during 2021, in addition to a decrease in foreclosed assets held for sale of $12.4 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions while the decrease in foreclosed assets held for sale and other real estate owned is primarily the result of the disposition of one commercial building in the St. Louis area and the disposition of one piece of commercial land with net book values at the time of sale of $6.5 million and $2.8 million, respectively.

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

When we restructure a loan to a borrower that is experiencing financial difficulty and grant a concession that we would not otherwise consider, a “troubled debt restructuring,” or “TDR,” results and we classify the loan as a TDR. We grant various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full; or, if an obligation yields a market interest rate and no longer has any concession regarding payment amount or amortization, then it is not considered a TDR at the beginning of the calendar year after the year in which the improvement takes place. Our TDR balance decreased to $3.5 million at December 31, 2022 compared to $6.9 million at December 31, 2021, and compared to $7.5 million at December 31, 2020.

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

We continue to maintain good asset quality, compared to the industry, and strong asset quality remains a primary focus of our company. The allowance for credit losses as a percent of total loans was 1.22% as of December 31, 2022. Non-performing loans equaled 0.37% of total loans. Non-performing assets were 0.23% of total assets, an 8 basis point decrease from December 31, 2021. The allowance for credit losses was 334% of non-performing loans. Our annualized net charge-offs to total loans for 2022 was 0.09%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.07%. Annualized net credit card charge-offs to average total credit card loans were 1.49%, compared to 1.42% during 2021, and 45 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans (1)	$58,434	$68,204	$122,879	$93,330	$55,841
Loans past due 90 days or more (principal or interest payments)	507	349	578	856	226
Total non-performing loans	58,941	68,553	123,457	94,186	56,067
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	2,887	6,032	18,393	19,121	25,565
Other non-performing assets	644	1,667	2,016	1,964	553
Total other non-performing assets	3,531	7,699	20,409	21,085	26,118
Total non-performing assets	$62,472	$76,252	$143,866	$115,271	$82,185

Performing TDRs	$1,849	$4,289	$3,138	$5,887	$7,436
Allowance for credit losses to non-performing loans	334%	300%	193%	72%	101%
Non-performing loans to total loans	0.37%	0.57%	0.96%	0.65%	0.48%
Non-performing assets (including performing TDRs) to total assets	0.23%	0.33%	0.66%	0.57%	0.54%
Non-performing assets to total assets	0.23%	0.31%	0.64%	0.54%	0.50%
_________________________
(1)    Includes nonaccrual TDRs of approximately $1.6 million, $2.7 million, $4.4 million, $1.6 million and $6.3 million at December 31, 2022, 2021, 2020, 2019 and 2018, respectively.

There was no interest income on nonaccrual loans recorded for the years ended December 31, 2022, 2021 and 2020.

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

Additional information related to net charge-offs is shown in Table 10.

Table 10: Ratio of Net Charge-offs to Average Loans

(Dollars in thousands)	Net Charge-offs	Average Loans	Ratio of Net Charge-offs to Average Loans
2022
Credit cards	$(2,838)	$190,119	(1.49)%
Other consumer	(679)	177,420	(0.38)%
Real estate	2,794	11,157,499	0.03%
Commercial	(11,897)	2,557,060	(0.47)%
Other	—	337,665	—%
Total	$(12,620)	$14,419,763	(0.09)%

2021
Credit cards	$(2,577)	$180,975	(1.42)%
Other consumer	(649)	181,573	(0.36)%
Real estate	(5,781)	8,678,137	(0.07)%
Commercial	(5,953)	2,363,701	(0.25)%
Other	—	406,094	—%
Total	$(14,960)	$11,810,480	(0.13)%

Allowance for Credit Losses Allocation

As of December 31, 2022, the allowance for credit losses reflected a decrease of approximately $8.4 million from December 31, 2021, while loans increased $4.13 billion over the same period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The decrease in the allowance for credit losses during 2022 was predominantly due to improved credit quality metrics and improved macroeconomic factors, coupled with the planned exit of several large oil and gas relationships during the year, which historically required higher allowance levels than most other categories of the loan portfolio. Additionally, there was a reduction of pandemic-era qualitative factors that were established based on unidentifiable risks with borrowers in at-risk industries. The decrease was partially offset due to the Spirit acquisition, which provided $2.29 billion in total loans after purchase accounting discounts. Our allowance for credit losses at December 31, 2022 was considered appropriate given the current economic environment and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	December 31,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,140	1.2%	$3,987	1.6%	$7,472	1.4%	$4,051	1.4%	$3,923	1.7%
Other consumer	2,187	0.9%	2,676	1.4%	4,100	1.6%	1,998	1.7%	2,380	1.9%
Real estate	150,795	78.0%	179,270	76.3%	182,868	71.5%	39,161	75.5%	29,838	75.1%
Commercial	34,406	17.6%	17,458	18.0%	42,093	21.3%	22,863	19.5%	20,514	20.1%
Other	4,427	2.3%	1,941	2.7%	1,517	4.2%	171	1.9%	39	1.2%
Total	$196,955	100.0%	$205,332	100.0%	$238,050	100.0%	$68,244	100.0%	$56,694	100.0%

Allowance for credit losses to period-end loans	1.22%		1.71%		1.85%		0.47%		0.48%
_________________________
(1)    Percentage of loans in each category to total loans.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either held-to-maturity (“HTM”) or available-for-sale (“AFS”).

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

AFS securities, which include any security for which we have no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the estimated life of the security. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.

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

HTM and AFS investment securities were $3.76 billion and $3.85 billion, respectively, at December 31, 2022, compared to the HTM amount of $1.53 billion and AFS amount of $7.11 billion at December 31, 2021. We will continue to look for opportunities to maximize the value of the investment portfolio.

As of December 31, 2022, $634.5 million, or 8.3%, of our total portfolio was invested in obligations of U.S. government agencies and U.S. Treasury securities, 0.1% of which will mature in one year or less.

Our investment portfolio as of December 31, 2022 also included $2.73 billion, or 35.9%, of tax-exempt obligations of state and political subdivisions. A portion of the state and political subdivision debt obligations are rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis. In an effort to balance our interest risk profile, we have continued to increase our asset allocation in the tax-exempt securities portfolio due to the acceleration of pre-payment speeds for mortgage-backed securities. We continue to invest in high credit tax-exempt securities with a weighted average rating of AA. There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2022.

We had approximately $3.73 billion, or 49.0%, of our total portfolio invested in mortgaged-backed securities at December 31, 2022. These mortgage-backed securities were issued by agencies of the U.S. government.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. As of December 31, 2022, the related remaining net unrealized losses of $147.0 million and net unrealized gains of $690,000, respectively, in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

Additionally, during the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates beginning in the third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029.

The adoption of ASU 2016-13 at the beginning of 2020 required us to replace the existing impairment models for financial assets, which includes investment securities. Under this model, an estimate of expected credit losses that represents all contractual cash flows that is deemed uncollectible over the contractual life of the financial asset must be recorded. Based upon our analysis of the underlying risk characteristics of the AFS portfolio, including credit ratings and other qualitative factors, no allowance for credit losses related to AFS securities was deemed necessary at December 31, 2022 and 2021. Our allowance for credit losses related to HTM securities was $1.4 million and $1.3 million at December 31, 2022 and 2021, respectively.

An allowance for credit losses related to mortgage-backed securities and U.S. government agencies was not recorded as of December 31, 2022 due to those securities being explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. See Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for additional information related to our allowance for credit losses on investment securities held.

We had $46,000 of gross realized gains and $324,000 of gross realized losses from the call of securities during the year ended December 31, 2022, compared to $15.9 million of gross realized gains and $422,000 of gross realized losses from the sale of securities during the year ended December 31, 2021. No securities were sold during 2022, while we sold approximately $342.6 million of investment securities during 2021. Securities sold during 2021 were part of a strategic plan to realize gains on securities with projected calls within the short-term period. The decrease in net gains on the call of securities in 2022 as compared to 2021 reflects the rising interest rate environment experienced during the current year as compared to 2021.

We have the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of December 31, 2022, we also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2022, we believe the declines in fair value detailed in the table below are temporary.

Table 12 presents the amortized cost, fair value and allowance for credit losses on investment securities for each of the years indicated.

Table 12: Investment Securities

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2022
U.S. Government agencies	$448,012	$—	$448,012	$—	$(102,558)	$345,454
Mortgage-backed securities	1,190,781	—	1,190,781	227	(118,960)	1,072,048
State and political subdivisions	1,861,102	(110)	1,860,992	56	(446,198)	1,414,850
Other securities	261,199	(1,278)	259,921	—	(29,040)	230,881
Total HTM	$3,761,094	$(1,388)	$3,759,706	$283	$(696,756)	$3,063,233

December 31, 2021
U.S. Government agencies	$232,609	$—	$232,609	$—	$(7,914)	$224,695
Mortgage-backed securities	70,342	—	70,342	232	(1,425)	69,149
State and political subdivisions	1,210,248	(1,197)	1,209,051	6,166	(8,462)	1,206,755
Other securities	17,301	(82)	17,219	—	(440)	16,779
Total HTM	$1,530,500	$(1,279)	$1,529,221	$6,398	$(18,241)	$1,517,378

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2022
U.S. Treasury	$2,257	$—	$—	$(60)	$2,197
U.S. Government agencies	191,498	—	103	(7,322)	184,279
Mortgage-backed securities	2,809,319	—	20	(266,437)	2,542,902
State and political subdivisions	1,056,124	—	250	(185,300)	871,074
Other securities	272,215	—	—	(19,813)	252,402
Total AFS	$4,331,413	$—	$373	$(478,932)	$3,852,854

December 31, 2021
U.S. Treasury	$300	$—	$—	$—	$300
U.S. Government agencies	374,754	—	495	(10,608)	364,641
Mortgage-backed securities	4,485,548	—	6,307	(43,239)	4,448,616
State and political subdivisions	1,791,097	—	30,556	(1,995)	1,819,658
Other securities	479,162	—	6,647	(5,479)	480,330
Total AFS	$7,130,861	$—	$44,005	$(61,321)	$7,113,545

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2022, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13: Maturity Distribution of Investment Securities

	December 31, 2022
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
U.S. Government agencies	$—	$—	$79,181	$368,831	$—	$448,012	$480,246	$345,454
Mortgage-backed securities	—	—	—	—	1,190,781	1,190,781	1,254,601	1,072,048
State and political subdivisions	2,639	5,700	16,711	1,836,052	—	1,861,102	1,873,508	1,414,850
Other securities	—	2,122	256,558	2,519	—	261,199	274,878	230,881
Total	$2,639	$7,822	$352,450	$2,207,402	$1,190,781	$3,761,094	$3,883,233	$3,063,233

Percentage of total	0.1%	0.2%	9.4%	58.6%	31.7%	100.0%

Weighted average yield	3.2%	3.7%	3.4%	2.5%	3.0%	2.7%

Available-for-Sale
U.S. Treasury	$—	$2,257	$—	$—	$—	$2,257	$2,300	$2,197
U.S. Government agencies	9,622	94,168	40,597	47,111	—	191,498	189,650	184,279
Mortgage-backed securities	—	—	—	—	2,809,319	2,809,319	2,753,345	2,542,902
State and political subdivisions	2,746	14,496	19,702	1,019,180	—	1,056,124	1,107,594	871,074
Other securities	—	73,603	198,152	—	460	272,215	271,827	252,402
Total	$12,368	$184,524	$258,451	$1,066,291	$2,809,779	$4,331,413	$4,324,716	$3,852,854

Percentage of total	0.3%	4.3%	6.0%	24.5%	64.9%	100.0%

Weighted average yield	2.5%	2.7%	3.9%	2.3%	2.3%	2.5%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 230 financial centers. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of more than $250,000 and brokered deposits. As of December 31, 2022, core deposits comprised 83.0% of our total deposits.

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

Our total deposits as of December 31, 2022, were $22.55 billion, an increase of $3.18 billion from December 31, 2021, primarily driven by the acquisition of Spirit, which contributed $2.72 billion, net of fair value adjustments, to this increase. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $17.78 billion at December 31, 2022, compared to $16.91 billion at December 31, 2021, an $865.4 million increase. Total time deposits increased $2.32 billion to $4.77 billion at December 31, 2022, from $2.45 billion at December 31, 2021. We had $2.75 billion and $466.0 million of brokered deposits at December 31, 2022, and December 31, 2021, respectively. Our uninsured deposits as of December 31, 2022 and 2021 were $7.27 billion and $7.48 billion, respectively.

We made the strategic decision during the fourth quarter 2022 to extend the duration of select wholesale deposits to complement our core deposit base and, due to advantageous rates, added brokered certificates of deposit with maturities of 6-12 months. Additionally, we are continuing to hone our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2022.

Table 14: Average Deposit Balances and Rates

	December 31,
	2022		2021		2020
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$5,827,160	—%	$4,836,839	—%	$4,225,618	—%
Interest bearing transaction and savings deposits	12,253,164	0.51%	10,638,665	0.18%	9,128,936	0.42%
Time deposits	3,094,747	1.16%	2,804,851	0.77%	3,006,768	1.38%
Total	$21,175,071	0.47%	$18,280,355	0.23%	$16,361,322	0.49%

Our maturities of time deposits not covered by deposit insurance at December 31, 2022 are presented in Table 15.

Table 15: Maturities of Time Deposits Not Covered by Deposit Insurance

	December 31, 2022
(In thousands)	Balance	Percent
Maturing
Three months or less	$341,081	48.0%
Over 3 months to 6 months	139,565	19.6%
Over 6 months to 12 months	167,670	23.6%
Over 12 months	62,633	8.8%
Total	$710,949	100.0%

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $160.4 million at December 31, 2022, as compared to $185.4 million at December 31, 2021.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, reciprocal brokered deposits, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.23 billion and $1.72 billion at December 31, 2022 and 2021, respectively. The outstanding balance for December 31, 2022 includes $835.0 million in FHLB short-term advances; $366.0 million in subordinated notes and unamortized debt issuance costs; and $20.8 million of other long-term debt.

All of the FHLB short-term advances outstanding at December 31, 2022 are FHLB Owns the Option (“FOTO”) advances which are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date.

During the fourth quarter of 2020, we reclassified the FOTO advances as long-term advances due to the low interest rate environment and the expectation that FHLB will not exercise the option to terminate the FOTO advances prior to the stated maturity date. We classified the FOTO advances as long-term throughout 2021, during the continued low interest rate environment. As interest rates increased during 2022, we began classifying the outstanding FOTO advances as short-term with the expectation that the FHLB could terminate the FOTO advances prior to maturity, as current market rates exceeded the outstanding FOTO advance rates.

We continually analyze the possibility of the FHLB exercising the options along with the market expected rate outcome. We also held typical FHLB short-term advances, with original maturities of less than one year, at various times during 2022, as well as in previous years. At December 31, 2022, we had $785.0 million of FHLB advances outstanding with original or expected maturities of one year or less.

A summary of information related to our FHLB short-term advances, including FOTO advances, is presented in Table 16.

Table 16: Short-Term Borrowings

	December 31,
(Dollars in thousands)	2022	2021	2020
Amount outstanding at year-end	$835,000	$—	$—
Weighted-average interest rate at year-end	4.20%	—%	—%
Maximum amount outstanding at any month-end during the year	$1,300,000	$—	$1,350,000
Average amount outstanding during the year	$1,124,314	$—	$1,094,808
Weighted-average interest rate for the year	2.08%	—%	1.69%

During the third quarter of 2022, we redeemed the five issuances of trust preferred securities which had an outstanding aggregate principal amount of $56.2 million. We recorded a loss of $365,000 related to the early retirement of debt, which represented the unamortized purchase discounts associated with the previously acquired trust preferred securities.

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

We assumed Fixed-to-Floating Rate Subordinated Notes in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (the “Spirit Notes”). The Spirit Notes will mature on July 31, 2030, and initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears.

Aggregate annual maturities of debt at December 31, 2022 are presented in Table 17.

Table 17: Maturities of Debt

Annual Maturities
Year	(In thousands)
2023	$1,768
2024	1,822
2025	1,822
2026	1,824
2027	1,920
Thereafter	381,129
Total	$390,285

Capital

Overview

At December 31, 2022, total capital was $3.27 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At December 31, 2022, our common equity to asset ratio was 11.91% compared to 13.14% at year-end 2021.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove an $80.0 million cap on the aggregate liquidation preference associated with the preferred stock.

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

On April 27, 2022, our shareholders approved an increase in the number of authorized shares of our Class A common stock from 175,000,000 to 350,000,000.

Stock Repurchase Program

On October 22, 2019, we announced a stock repurchase program (the “2019 Program”) under which we could repurchase up to $60.0 million of our Class A Common Stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the 2019 Program that increased the maximum amount that could be repurchased under the 2019 Program from $60.0 million to $180.0 million. Effective July 23, 2021, the Company’s Board of Directors approved another amendment to the 2019 Program that increased the amount of the Company’s Class A common stock that may be repurchased from a maximum of $180.0 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022.

During January 2022, we substantially exhausted the remaining capacity under the 2019 Program, and our Board of Directors authorized a new stock repurchase program (the “2022 Program”) under which we may repurchase up to $175.0 million of our Class A Common Stock currently issued and outstanding. The 2022 Program replaced the 2019 Program. The 2022 Program will terminate on January 31, 2024 (unless terminated sooner).

During 2022, we repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 3,919,037 shares at an average price of $24.26 per share under the 2022 Program, respectively. The 2022 Program repurchases were all completed during the second and third quarters of 2022. We repurchased 4,562,469 shares at an average price of $29.03 per share under the 2019 Program during 2021.

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

Cash Dividends

We declared cash dividends on our common stock of $0.76 per share for the twelve months ended December 31, 2022, compared to $0.72 per share for the twelve months ended December 31, 2021, an increase of $0.04, or 6%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of Simmons First National Corporation (the Parent Company) are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for additional information regarding the parent company’s liquidity, which is incorporated herein by reference. The redemption of our trust preferred securities during the third quarter of 2022 did not have a meaningful impact on the Parent Company’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2022, we met all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2022 and 2021 are presented in Table 18 below:

Table 18: Risk-Based Capital

	December 31,
(Dollars in thousands)	2022	2021
Tier 1 capital:
Stockholders’ equity	$3,269,362	$3,248,841
CECL transition provision	92,619	114,458
Goodwill and other intangible assets	(1,412,667)	(1,226,686)
Unrealized gain on available-for-sale securities, net of income taxes	517,560	10,545
Total Tier 1 capital	2,466,874	2,147,158
Tier 2 capital:
Trust preferred securities and subordinated debt	365,989	384,131
Qualifying allowance for credit losses and reserve for unfunded commitments	115,627	71,853
Total Tier 2 capital	481,616	455,984
Total risk-based capital	$2,948,490	$2,603,142

Risk weighted assets	$20,738,727	$15,538,967

Assets for leverage ratio	$26,407,061	$23,647,901

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	11.90%	13.82%
Tier 1 leverage ratio	9.34%	9.08%
Tier 1 risk-based capital ratio	11.90%	13.82%
Total risk-based capital ratio	14.22%	16.75%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. All of the Company’s trust preferred securities were redeemed during the third quarter of 2022. Qualifying subordinated debt of $366.0 million is included as Tier 2 and total capital as of December 31, 2022.

Liquidity

In the normal course of business we have entered into a number of contractual obligations and have made commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2022. Examples of these commitments include but are not limited to long-term debt financing (Note 12, Other Borrowings and Subordinated Debentures), operating lease obligations (Note, 6, Right-of-Use Lease Assets and Lease Liabilities), time deposits with stated maturity dates (Note 9, Time Deposits), and unfunded loan commitments and letters of credit (Note 19, Commitments and Credit Risk).

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of adjusted earnings (net income excluding certain items {gain on sale of branches, early retirement program costs, loss from early retirement of TruPS, gain on sale of intellectual property, gain on insurance settlement, donation to Simmons First Foundation, merger related costs, net branch right sizing costs, and the Day 2 CECL Provision}) (non-GAAP) and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per common share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), and adjusted noninterest expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We believe the presentation of “adjusted earnings” on a diluted per share basis (non-GAAP) provides a meaningful basis for period-to-period and company-to-company comparisons, which management believes will assist investors and analysts in analyzing the adjusted financial measures of the Company and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of the Company’s business, because management does not consider these certain items to be relevant to ongoing financial performance on a per share basis. Management and the Board of Directors utilize “adjusted diluted earnings per share” (non-GAAP) for the following purposes:

•   Calculation of annual performance-based incentives for certain executives
•   Calculation of long-term performance-based incentives for certain executives
•   Investor presentations of Company performance

We have $1.45 billion and $1.25 billion total goodwill and other intangible assets for the periods ended December 31, 2022 and 2021, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per common share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

During 2022, adjusted items primarily consisted of $33.8 million of Day 2 provision expense required for loans and unfunded commitments related to the Spirit acquisition, merger-related costs of $22.5 million, primarily related to the Spirit acquisitions, and net branch right sizing costs of $3.6 million, mainly due to branch closures across our footprint during the year. Additionally, we had a gain on insurance settlement of $4.1 million related to a weather event that caused severe damage to one of our branch locations. The net after-tax impact of all adjusted items was $42.2 million, or $0.34 per diluted earnings per share.

During 2021, adjusted items consisted of $22.7 million of Day 2 provision expense required for loans related to the Landmark and Triumph acquisitions, $15.9 million of merger-related costs, related to the Landmark and Triumph acquisitions and net branch right sizing gains of $0.9 million, primarily due to branch closures across our footprint during the year. Additionally, we had total gains on sale of branches of $5.3 million due to the Illinois Branch Sale. The net after-tax impact of these items was $23.9 million, or $0.22 per diluted earnings per share.

During 2020, adjusted items consisted of $4.5 million of merger-related costs related to the Landrum and Reliance acquisitions, and $2.9 million in early retirement program expenses. We also had adjusted net branch right sizing costs of $13.7 million, primarily due to branch closures across our footprint during the year. Additionally, we had total gains on sale of branches of $8.4 million mostly due to the gains on sale from the Texas Branch Sale and Colorado Branch Sale. The net after-tax impact of these items was $9.4 million, or $0.09 per diluted earnings per share.

See Table 19 below for the reconciliation of adjusted earnings, which exclude certain items for the periods presented.

Table 19: Reconciliation of Adjusted Earnings (non-GAAP)

(In thousands, except per share data)	2022	2021	2020
Net income available to common stockholders	$256,412	$271,109	$254,852
Certain items:
Gain on sale of branches	—	(5,316)	(8,368)
Loss from early retirement of TruPS	365	—	—
Gain on sale of intellectual property	(750)	—	—
Gain on insurance settlement	(4,074)	—	—
Donation to Simmons First Foundation	1,738	—	—
Merger related costs	22,476	15,911	4,531
Early retirement program	—	—	2,901
Branch right sizing, net	3,628	(906)	13,727
Day 2 CECL Provision	33,779	22,688	—
Tax effect (1)	(14,939)	(8,462)	(3,343)
Certain items, net of tax	42,223	23,915	9,448
Adjusted earnings (non-GAAP)	$298,635	$295,024	$264,300

Diluted earnings per share	$2.06	$2.46	$2.31
Certain items:
Gain on sale of branches	—	(0.05)	(0.07)
Loss from early retirement of TruPS	—	—	—
Gain on sale of intellectual property	(0.01)	—	—
Gain on insurance settlement	(0.03)	—	—
Donation to Simmons First Foundation	0.01	—	—
Merger related costs	0.18	0.15	0.04
Early retirement program	—	—	0.03
Branch right sizing, net	0.03	(0.01)	0.12
Day 2 CECL Provision	0.28	0.21	—
Tax effect (1)	(0.12)	(0.08)	(0.03)
Certain items, net of tax	0.34	0.22	0.09
Adjusted diluted earnings per share (non-GAAP)	$2.40	$2.68	$2.40
_________________________
(1)    Effective tax rate of 26.135%.

See Table 20 below for the reconciliation of adjusted noninterest income and adjusted noninterest expense for the periods presented.

Table 20: Reconciliation of Adjusted Noninterest Income and Adjusted Noninterest Expense (non-GAAP)

(In thousands)	2022	2021	2020
Noninterest income	$170,066	$191,815	$239,769
Certain items:
Gain on sale of branches	—	(5,316)	(8,368)
Gain on insurance settlement	(4,074)	—	—
Loss from early retirement of TruPS	365	—	—
Gain on sale of intellectual property	(750)	—	—
Branch right sizing	153	(369)	(370)
Total certain items	(4,306)	(5,685)	(8,738)
Adjusted noninterest income (non-GAAP)	$165,760	$186,130	$231,031

Noninterest expense	$566,748	$483,589	$484,736
Certain items:
Merger related costs	(22,476)	(15,911)	(4,531)
Donation to Simmons First Foundation	(1,738)	—	—
Early retirement program	—	—	(2,901)
Branch right sizing	(3,475)	537	(14,097)
Total certain items	(27,689)	(15,374)	(21,529)
Adjusted noninterest expense (non-GAAP)	$539,059	$468,215	$463,207

See Table 21 below for the reconciliation of tangible book value per common share.

Table 21: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

(In thousands, except per share data)	2022	2021	2020
Total equity	$3,269,362	$3,248,841	$2,976,656
Preferred stock	—	—	(767)
Total common equity	3,269,362	3,248,841	2,975,889
Intangible assets:
Goodwill	(1,319,598)	(1,146,007)	(1,075,305)
Other intangible assets	(128,951)	(106,235)	(111,110)
Total intangibles	(1,448,549)	(1,252,242)	(1,186,415)
Tangible common equity	$1,820,813	$1,996,599	$1,789,474
Shares of common stock outstanding	127,046,654	112,715,444	108,077,662

Book value per common share	$25.73	$28.82	$27.53

Tangible book value per common share (non-GAAP)	$14.33	$17.71	$16.56

See Table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2022	2021	2020
Total common equity	$3,269,362	$3,248,841	$2,975,889
Intangible assets:
Goodwill	(1,319,598)	(1,146,007)	(1,075,305)
Other intangible assets	(128,951)	(106,235)	(111,110)
Total intangibles	(1,448,549)	(1,252,242)	(1,186,415)
Tangible common equity	$1,820,813	$1,996,599	$1,789,474

Total assets	$27,461,061	$24,724,759	$22,359,752
Intangible assets:
Goodwill	(1,319,598)	(1,146,007)	(1,075,305)
Other intangible assets	(128,951)	(106,235)	(111,110)
Total intangibles	(1,448,549)	(1,252,242)	(1,186,415)
Tangible assets	$26,012,512	$23,472,517	$21,173,337

Ratio of common equity to assets	11.91%	13.14%	13.31%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.00%	8.51%	8.45%

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2022, undivided profits of Simmons Bank were approximately $648.1 million, of which approximately $114.0 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $520.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $5.4 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 50.6% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of December 31, 2022, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 1.59% and 3.14%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in net interest income of 1.13% relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2022.

Table 23: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 300 basis points	4.46%
Up 200 basis points	3.14%
Up 100 basis points	1.59%
Down 100 basis points	(1.13)%
Down 200 basis points	(3.50)%
Down 300 basis points	(5.39)%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective based on the specified criteria.

FORVIS, LLP (formerly BKD, LLP), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years ended in the period ended December 31, 2022, and our report dated February 27, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

FORVIS, LLP
(Formerly, BKD, LLP)
/s/ FORVIS, LLP
Little Rock, Arkansas
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2023, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $16.14 billion as of December 31, 2022 and the allowance for credit losses on loans was $197.0 million. The Company’s unfunded loan commitments totaled $5.6 billion, with an allowance for credit losses of $41.9 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $7.61 billion as of December 31, 2022, and the allowance for credit losses on securities was $1.4 million. Together these amounts represent the allowance for credit losses (“ACL”). As more fully described in Notes 1, 3 and 5 to the Company’s consolidated financial statements:
•For loans receivable, the ACL is a contra-asset valuation account, calculated in accordance with Topic 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.
•For unfunded loan commitments, the ACL is a liability account calculated in accordance with Topic 326, reported as a component of accrued interest and other liabilities.
•For securities, the ACL is a contra-valuation account that is deducted from the recorded basis of the securities.

The amount of each allowance account represents management’s best estimate of current expected credit losses on those financial instruments considering all available information from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Loans with similar risk characteristics are aggregated into homogenous segments for assessment. Reserve factors are based on estimated probability of default (PD) and loss given default (LGD) for substantially all segments. The estimates include economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical relationship.

Management qualitatively adjusts its model results for risk factors that were not considered within the modeling processes but were still relevant in assessing the expected credit losses within the loan pools. In some cases, management determined that an individual loan exhibited unique characteristics which differentiated the loan from other loans with the identified loan pools. In such cases the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the ACL and complexities due to the implementation of the probability of default and loss given default models. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and had a significant effect on the ACL.

The primary procedures we performed as of December 31, 2022 to address this critical audit matter included:

•Obtained an understanding of the Company’s process for establishing the ACL
•Evaluated and tested the design and operating effectiveness of controls over the reliability and accuracy of the data used to calculate and estimate the various components of the ACL including:
◦Loan data completeness and accuracy
◦Grouping of loans by segment
◦Model inputs utilized including PD, LGD, remaining life and prepayment speed
◦Approval of model assumptions selected
◦Establishment of qualitative factors
◦Loan risk ratings
•Tested the mathematical accuracy of the calculation of the ACL
•Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings
•Tested internally prepared loan reviews to evaluate the reasonableness of the loan credit risk ratings
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions
•Tested the reasonableness of specific reserves on individually reviewed loans
•Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
•Evaluated the overall reasonableness of the ACL and compared to trends identified within peer groups
•Tested estimated utilization rate of unfunded loan commitments
•Reviewed documentation prepared to assess the methodology utilized by a third party performing the ACL calculation for securities for reasonableness
•Evaluated the accuracy and completeness of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326) disclosures in the consolidated financial statements.

Acquisition Accounting

As described in Note 2 to the consolidated financial statements, the Company completed its merger with Spirit of Texas Bancshares, Inc., on April 8, 2022. The Company issued 18,275,074 shares of its common stock valued at approximately $464.9 million, plus $1.4 million in cash. As part of the acquisition, management assessed that the acquisition qualified as a business combination and all identifiable assets and liabilities acquired were valued at fair value, resulting in additional goodwill of approximately $172.9 million being recognized on the Company’s consolidated balance sheet. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment. Management utilized outside vendors to assist with estimating the fair value.

We identified the consummated acquisition and the valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired assets and assumed liabilities and other acquisition-related considerations involved a high degree of subjectivity in evaluating management’s fair value estimates and purchase price allocations, including the use of our internal valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•Obtained and read the executed Agreement and Plan of Merger documents to gain an understanding of the underlying terms of the consummated acquisition.
•Testing the design and operating effectiveness of controls including:
◦Proper approval of the acquisition
◦Accuracy of the valuations of significant assets acquired and liabilities assumed
◦Completeness and accuracy of the purchase price allocation, including tax impact
◦Completeness and accuracy of day 1 journal entries and general ledger mapping
•Assessed management’s application of accounting guidance related to the business combination and management’s determination of whether the transaction was an acquisition of a business as defined within the ASC 805, Business Combinations, framework.
•Assessed the completeness and accuracy of management’s purchase accounting model, including the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed.
•Obtained and evaluated significant outside vendor valuation estimates, and challenging management’s review of the appropriateness of the valuations including but not limited to, testing critical inputs, assumptions applied, and valuation models utilized by the outside vendors.
•Tested the completeness and accuracy of management’s calculation of total consideration paid.
•Tested the accuracy of the goodwill calculation resulting from the acquisition, which was the difference between the total consideration paid and the fair value of the net assets acquired.
•Utilized internal valuation specialists to assist with testing the related fair value valuations and purchase price allocations made to identified assets acquired and liabilities assumed.
•Read and evaluated the adequacy of the disclosures made in the notes to the Company’s consolidated financial statements.

FORVIS, LLP
(Formerly, BKD, LLP)
/s/ FORVIS, LLP

We have served as the Company’s auditor since 1972.

Little Rock, Arkansas
February 27, 2023

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2022 and 2021

(In thousands, except share data)	2022	2021

ASSETS
Cash and noninterest bearing balances due from banks	$200,616	$209,190
Interest bearing balances due from banks and federal funds sold	481,506	1,441,463
Cash and cash equivalents	682,122	1,650,653
Interest bearing balances due from banks – time	795	1,882
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,388 and $1,279 at December 31, 2022 and 2021, respectively	3,759,706	1,529,221
Available-for-sale, at estimated fair value (amortized cost of $4,331,413 and $7,130,861 at December 31, 2022 and 2021, respectively)	3,852,854	7,113,545
Total investments	7,612,560	8,642,766
Mortgage loans held for sale	3,486	36,356
Other loans held for sale	—	100
Loans	16,142,124	12,012,503
Allowance for credit losses on loans	(196,955)	(205,332)
Net loans	15,945,169	11,807,171
Premises and equipment	548,741	483,469
Foreclosed assets and other real estate owned	2,887	6,032
Interest receivable	102,892	72,990
Bank owned life insurance	491,340	445,305
Goodwill	1,319,598	1,146,007
Other intangible assets	128,951	106,235
Other assets	622,520	325,793
Total assets	$27,461,061	$24,724,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$6,016,651	$5,325,318
Interest bearing transaction accounts and savings deposits	11,762,885	11,588,770
Time deposits	4,768,558	2,452,460
Total deposits	22,548,094	19,366,548
Federal funds purchased and securities sold under agreements to repurchase	160,403	185,403
Other borrowings	859,296	1,337,973
Subordinated notes and debentures	365,989	384,131
Accrued interest and other liabilities	257,917	201,863
Total liabilities	24,191,699	21,475,918

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 and 175,000,000 shares authorized at December 31, 2022 and 2021, respectively; 127,046,654 and 112,715,444 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,270	1,127
Surplus	2,530,066	2,164,989
Undivided profits	1,255,586	1,093,270
Accumulated other comprehensive loss	(517,560)	(10,545)
Total stockholders’ equity	3,269,362	3,248,841
Total liabilities and stockholders’ equity	$27,461,061	$24,724,759
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2022, 2021 and 2020

(In thousands, except per share data)	2022	2021	2020

INTEREST INCOME
Loans, including fees	$694,192	$555,008	$687,771
Interest bearing balances due from banks and federal funds sold	5,500	2,795	4,383
Investment securities	158,203	111,693	64,533
Mortgage loans held for sale	720	1,565	3,031
Other loans held for sale	3,120	—	—
TOTAL INTEREST INCOME	861,735	671,061	759,718

INTEREST EXPENSE
Deposits	99,049	41,172	79,860
Federal funds purchased and securities sold under agreements to repurchase	941	579	1,715
Other borrowings	24,934	19,495	19,652
Subordinated notes and debentures	19,495	18,283	18,757
TOTAL INTEREST EXPENSE	144,419	79,529	119,984

NET INTEREST INCOME	717,316	591,532	639,734
Provision for credit losses	14,074	(32,704)	74,973

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	703,242	624,236	564,761

NONINTEREST INCOME
Service charges on deposit accounts	46,527	43,231	43,082
Debit and credit card fees	31,203	28,245	24,711
Wealth management fees	31,895	31,172	30,386
Mortgage lending income	10,522	21,798	34,469
Bank owned life insurance income	11,146	8,902	5,815
Other service charges and fees	7,616	7,696	6,624
Gain (loss) on sale of securities, net	(278)	15,498	54,806
Gain on insurance settlement	4,074	—	—
Other income	27,361	35,273	39,876
TOTAL NONINTEREST INCOME	170,066	191,815	239,769

NONINTEREST EXPENSE
Salaries and employee benefits	286,982	246,335	242,474
Occupancy expense, net	44,321	38,797	37,556
Furniture and equipment expense	20,665	19,890	24,038
Other real estate and foreclosure expense	1,003	2,121	1,752
Deposit insurance	11,608	6,973	9,184
Merger related costs	22,476	15,911	4,531
Other operating expenses	179,693	153,562	165,201
TOTAL NONINTEREST EXPENSE	566,748	483,589	484,736

INCOME BEFORE INCOME TAXES	306,560	332,462	319,794
Provision for income taxes	50,148	61,306	64,890

NET INCOME	256,412	271,156	254,904
Preferred stock dividends	—	47	52
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$256,412	$271,109	$254,852
BASIC EARNINGS PER SHARE	$2.07	$2.47	$2.32
DILUTED EARNINGS PER SHARE	$2.06	$2.46	$2.31

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020

NET INCOME	$256,412	$271,156	$254,904

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(593,010)	(91,434)	107,382
Less: Reclassification adjustment for realized gains (losses) included in net income	(278)	15,498	54,806
Less: Realized losses on available-for-sale securities interest rate hedges	(98,374)	(10,588)	—
Net unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity during the period	(206,682)	1,106	—
Less: Amortization of net unrealized gains (losses) on securities transferred from available-for-sale to held-to-maturity	(14,632)	(104)	—
Other comprehensive income (loss), before tax effect	(686,408)	(95,134)	52,576

Less: Tax effect of other comprehensive income (loss)	(179,393)	(24,863)	13,741

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(507,015)	(70,271)	38,835

COMPREHENSIVE INCOME (LOSS)	$(250,603)	$200,885	$293,739

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$256,412	$271,156	$254,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,962	47,220	49,038
Provision for credit losses	14,074	(32,704)	74,973
Loss (gain) on sale of investments	278	(15,498)	(54,806)
Net accretion of investment securities and assets	(39,031)	(52,781)	(56,771)
Net amortization on borrowings	313	1,257	541
Stock-based compensation expense	15,317	15,868	13,197
Gain on sale of premises and equipment, net of impairment	—	(591)	(14)
Gain on sale of foreclosed assets and other real estate owned	(390)	(932)	(391)
Gain on sale of mortgage loans held for sale	(7,945)	(36,434)	(44,864)
Gain on sale of other intangibles	—	—	(301)
Gain on sale of branches	—	(5,316)	(8,094)
Gain on sale of loans	(282)	—	—
Fair value write-down of closed branches	—	—	434
Deferred income taxes	14,933	10,937	(122)
Income from bank owned life insurance	(11,164)	(9,477)	(7,206)
Loss from early retirement of TruPS	365	—	—
Originations of mortgage loans held for sale	(497,815)	(1,034,716)	(1,206,818)
Proceeds from sale of mortgage loans held for sale	538,630	1,190,891	1,172,406
Changes in assets and liabilities:
Interest receivable	(22,107)	4,423	(10,846)
Other assets	(7,214)	(33,495)	(7,480)
Accrued interest and other liabilities	10,417	(50,620)	50,508
Income taxes payable	8,445	8,592	(15,745)
Net cash provided by operating activities	322,198	277,780	202,543
INVESTING ACTIVITIES
Net change in loans	(1,900,325)	2,333,893	1,327,248
Proceeds from sale of loans	73,746	28,033	49,736
Decrease in due from banks - time	1,087	292	2,975
Purchases of premises and equipment, net	(35,268)	(47,861)	(13,272)
Proceeds from sale of premises and equipment	—	5,621	369
Proceeds from sale of foreclosed assets and other real estate owned	4,754	21,983	10,788
Proceeds from sale of available-for-sale securities	—	342,577	1,717,364
Proceeds from maturities of available-for-sale securities	1,137,923	1,001,669	2,346,930
Purchases of available-for-sale securities	(261,375)	(5,266,148)	(4,140,963)
Proceeds from maturities of held-to-maturity securities	86,229	15,712	13,970
Purchases of held-to-maturity securities	(331,273)	(708,580)	(308,854)
Proceeds from bank owned life insurance death benefits	1,873	3,814	2,018
Purchases of bank owned life insurance	—	(160,000)	—
Cash received in business combinations, net	276,396	25,425	—
Disposition of assets and liabilities held for sale	—	(134,166)	181,560
Net cash (used in) provided by investing activities	(946,233)	(2,537,736)	1,189,869
FINANCING ACTIVITIES
Net change in deposits	462,530	847,494	1,086,713
Repayments of subordinated debentures	(56,189)	(1,563)	(7,442)
Dividends paid on preferred stock	—	(47)	(52)
Dividends paid on common stock	(94,096)	(78,845)	(74,593)
Net change in other borrowed funds	(516,726)	(80,254)	45,983
Net change in federal funds purchased and securities sold under agreements to repurchase	(25,000)	(116,562)	148,966
Net shares (cancelled) issued under stock compensation plans	(5,033)	290	(4,087)
Shares issued under employee stock purchase plan	1,151	1,170	956
Repurchase of common stock	(111,133)	(132,459)	(113,327)
Retirement of preferred stock	—	(767)	—
Net cash (used in) provided by financing activities	(344,496)	438,457	1,083,117
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(968,531)	(1,821,499)	2,475,529
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,650,653	3,472,152	996,623
CASH AND CASH EQUIVALENTS, END OF YEAR	$682,122	$1,650,653	$3,472,152

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2019	$767	$1,136	$2,117,282	$20,891	$848,848	$2,988,924

Impact of ASU 2016-13 adoption	—	—	—	—	(128,101)	(128,101)
Comprehensive income	—	—	—	38,835	254,904	293,739
Stock issued for employee stock purchase plan – 43,681 shares	—	1	955	—	—	956
Stock-based compensation plans, net – 362,080 shares	—	3	9,107	—	—	9,110
Stock repurchases - 5,956,700 shares	—	(59)	(113,268)	—	—	(113,327)
Dividends on preferred stock	—	—	—	—	(52)	(52)
Dividends on common stock – $0.68 per share	—	—	—	—	(74,593)	(74,593)

Balance, December 31, 2020	767	1,081	2,014,076	59,726	901,006	2,976,656

Comprehensive income	—	—	—	(70,271)	271,156	200,885
Stock issued for employee stock purchase plan - 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net - 474,970 shares	—	4	16,154	—	—	16,158
Stock issued for Landmark acquisition - 4,499,872 shares	—	45	138,146	—	—	138,191
Stock issued for Triumph acquisition - 4,164,712 shares	—	42	127,857	—	—	127,899
Preferred stock retirement	(767)	—	—	—	—	(767)
Stock repurchases - 4,562,469 shares	—	(46)	(132,413)	—	—	(132,459)
Dividends on preferred stock	—	—	—	—	(47)	(47)
Dividends on common stock - $0.72 per share	—	—	—	—	(78,845)	(78,845)

Balance, December 31, 2021	—	1,127	2,164,989	(10,545)	1,093,270	3,248,841

Comprehensive income	—	—	—	(507,015)	256,412	(250,603)
Stock issued for employee stock purchase plan - 59,475 shares	—	1	1,150	—	—	1,151
Stock-based compensation plans, net - 429,423 shares	—	3	10,281	—	—	10,284
Stock issued for Spirit acquisition - 18,275,074 shares	—	183	464,735	—	—	464,918
Stock repurchases - 4,432,762 shares	—	(44)	(111,089)	—	—	(111,133)
Dividends on common stock – $0.76 per share	—	—	—	—	(94,096)	(94,096)

Balance, December 31, 2022	$—	$1,270	$2,530,066	$(517,560)	$1,255,586	$3,269,362
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 230 financial centers as of December 31, 2022, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is organized with community, metro and corporate banking groups. Each of the groups provide one or more similar banking services, including such products and services as loans; time deposits, checking and savings accounts; treasury management; and credit cards. Loan products include consumer, real estate, commercial, agricultural, equipment, warehouse lending and SBA lending. The individual bank groups have similar operating and economic characteristics. While the chief operating decision maker monitors the revenue streams of the various products, services, branch locations, divisions and groups, operations are managed, financial performance is evaluated, and management makes decisions on how to allocate resources, on a Company-wide basis. Accordingly, the respective groups are considered by management to be aggregated into one reportable operating segment.

The Company also considers its trust, investment and insurance services to be operating segments. Information on these segments is not reported separately since they do not meet the quantitative thresholds under Accounting Standards Codification (“ASC”) Topic 280-10-50-12.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income items and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements and actual results may differ from these estimates. Such estimates include, but are not limited to, the Company’s allowance for credit losses.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and noninterest bearing balances due from banks, interest bearing balances due from banks and federal funds sold and securities purchased under agreements to resell. At December 31, 2022, nearly all of the interest-bearing and noninterest bearing deposits were uninsured with nearly all of these balances held at the Federal Reserve Bank.

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

The IRLCs are derivative instruments; their fair values at December 31, 2022 and 2021 were not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators. Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid. Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

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

For further discussion of the Company’s acquisition and loan accounting, see Note 2, Acquisitions, and Note 5, Loans and Allowance for Credit Losses.

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

Bank Owned Life Insurance

The Company maintains bank-owned life insurance policies on certain current and former employees and directors, which are recorded at their cash surrender values as determined by the insurance carriers. The appreciation in the cash surrender value of the policies is recognized as a component of noninterest income in the Company’s consolidated statements of income.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk to meet the financing needs of its customers. A derivative instrument is a financial tool which derives its value from the value of some other financial instrument, or variable index, including certain hedging instruments embedded in other contracts. These products are primarily designed to reduce interest rate risk for either the Company or its customers who proactively manage these risks.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2022	2021	2020
Net income available to common stockholders	$256,412	$271,109	$254,852

Average common shares outstanding	123,958	109,577	109,860
Average potential dilutive common shares	512	621	313
Average diluted common shares	124,470	110,198	110,173

Basic earnings per share	$2.07	$2.47	$2.32
Diluted earnings per share	$2.06	$2.46	$2.31

There were no stock options excluded from earnings per share calculations due to the related stock option exercise price exceeding the average market price for the years ended December 31, 2022 and 2021. There were approximately 653,718 stock options excluded from the year ended December 31, 2020 earnings per share calculation due to the related stock option exercise price exceeding the average market price.

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

Prior to the acquisition, Spirit, headquartered in Conroe, Texas, conducted banking business through its subsidiary bank, Spirit of Texas Bank SSB, from 35 branches located primarily in the Texas Triangle - consisting of Dallas-Fort Worth, Houston, San Antonio and Austin metropolitan areas - with additional locations in the Bryan-College Station, Corpus Christi and Tyler metropolitan areas, along with offices in North Central and South Texas. Including the effects of the acquisition method accounting adjustments, the Company acquired approximately $3.11 billion in assets, including approximately $2.29 billion in loans (inclusive of loan discounts), and approximately $2.72 billion in deposits.

Goodwill of $172.9 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the Texas market and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Spirit acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Spirit	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$277,790	$—	$277,790
Investment securities	362,088	(13,401)	348,687
Loans acquired	2,314,085	(19,925)	2,294,160
Allowance for credit losses on loans	(17,005)	7,382	(9,623)
Premises and equipment	84,135	(19,074)	65,061
Bank owned life insurance	36,890	—	36,890
Goodwill	77,681	(77,681)	—
Core deposit and other intangible assets	6,245	32,386	38,631
Other assets	58,403	(2,448)	55,955
Total assets acquired	$3,200,312	$(92,761)	$3,107,551

Liabilities Assumed
Deposits:
Noninterest bearing transaction accounts	$825,228	$(165)	$825,063
Interest bearing transaction accounts and savings deposits	1,383,663	—	1,383,663
Time deposits	509,209	1,081	510,290
Total deposits	2,718,100	916	2,719,016
Other borrowings	37,547	503	38,050
Subordinated debentures	36,491	879	37,370
Accrued interest and other liabilities	23,667	(3,918)	19,749
Total liabilities assumed	2,815,805	(1,620)	2,814,185
Equity	384,507	(384,507)	—
Total equity assumed	384,507	(384,507)	—
Total liabilities and equity assumed	$3,200,312	$(386,127)	$2,814,185
Net assets acquired			293,366
Purchase price			466,311
Goodwill			$172,945

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

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the years ended December 31, 2022 and 2021 gives effect to the Spirit acquisition as if the acquisition had occurred on January 1, 2021. Pro forma earnings for the year ended December 31, 2022 were adjusted to exclude $18.7 million of acquisition-related costs, net of tax, incurred by the Company during 2022. The pro forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(In thousands, except per share data)	2022	2021
Revenue(1)	$912,631	$927,061
Net income	$264,522	$307,752
Diluted earnings per share	$2.04	$2.40
_________________________
(1)    Net interest income plus non-interest income.

As previously discussed, the Company’s acquisition of Spirit was completed on April 8, 2022, at which time Spirit was fully integrated into the Company’s operations. As a result, it is impracticable for the Company to provide certain post-closing information, such as revenue and earnings, as it relates to the Spirit acquisition.

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

Total acquisition-related costs of $22.5 million, $15.9 million, and $4.5 million were recorded during the years ended 2022, 2021 and 2020, respectively.

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

NOTE 3: INVESTMENT SECURITIES

Held-to-maturity (“HTM”) securities, which include any security for which the Company has both the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the security’s estimated life. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.
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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. As of December 31, 2022, the related remaining net unrealized losses of $147.0 million and net unrealized gains of $690,000, respectively, in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2022
U.S. Government agencies	$448,012	$—	$448,012	$—	$(102,558)	$345,454
Mortgage-backed securities	1,190,781	—	1,190,781	227	(118,960)	1,072,048
State and political subdivisions	1,861,102	(110)	1,860,992	56	(446,198)	1,414,850
Other securities	261,199	(1,278)	259,921	—	(29,040)	230,881
Total HTM	$3,761,094	$(1,388)	$3,759,706	$283	$(696,756)	$3,063,233

December 31, 2021
U.S. Government agencies	$232,609	$—	$232,609	$—	$(7,914)	$224,695
Mortgage-backed securities	70,342	—	70,342	232	(1,425)	69,149
State and political subdivisions	1,210,248	(1,197)	1,209,051	6,166	(8,462)	1,206,755
Other securities	17,301	(82)	17,219	—	(440)	16,779
Total HTM	$1,530,500	$(1,279)	$1,529,221	$6,398	$(18,241)	$1,517,378

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2022, HTM MBS consisted of $149.2 million and $1.04 billion of commercial MBS and residential MBS, respectively. As of December 31, 2021, HTM MBS consisted of $4.9 million and $65.5 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2022
U.S. Treasury	$2,257	$—	$—	$(60)	$2,197
U.S. Government agencies	191,498	—	103	(7,322)	184,279
Mortgage-backed securities	2,809,319	—	20	(266,437)	2,542,902
State and political subdivisions	1,056,124	—	250	(185,300)	871,074
Other securities	272,215	—	—	(19,813)	252,402
Total AFS	$4,331,413	$—	$373	$(478,932)	$3,852,854

December 31, 2021
U.S. Treasury	$300	$—	$—	$—	$300
U.S. Government agencies	374,754	—	495	(10,608)	364,641
Mortgage-backed securities	4,485,548	—	6,307	(43,239)	4,448,616
State and political subdivisions	1,791,097	—	30,556	(1,995)	1,819,658
Other securities	479,162	—	6,647	(5,479)	480,330
Total AFS	$7,130,861	$—	$44,005	$(61,321)	$7,113,545

All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2022, AFS MBS consisted of $1.07 billion and $1.47 billion of commercial MBS and residential MBS, respectively. As of December 31, 2021, AFS MBS consisted of $1.53 billion and $2.92 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at December 31, 2022 was $20.7 million and $16.7 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$2,197	$(60)	$—	$—	$2,197	$(60)
U.S. Government agencies	101,138	(3,263)	66,970	(4,059)	168,108	(7,322)
Mortgage-backed securities	653,288	(27,437)	1,880,277	(239,000)	2,533,565	(266,437)
State and political subdivisions	147,989	(24,740)	692,478	(160,560)	840,467	(185,300)
Other securities	176,505	(11,401)	75,439	(8,412)	251,944	(19,813)
Total AFS	$1,081,117	$(66,901)	$2,715,164	$(412,031)	$3,796,281	$(478,932)

As of December 31, 2022, the Company’s investment portfolio included $3.85 billion of AFS securities, of which $3.80 billion, or 98.5%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the years ended December 31, 2022 and 2021 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
December 31, 2022

Held-to-maturity
Beginning balance, January 1, 2022	$1,197	$82	$1,279
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	(1,180)	1,180	—
Recoveries	93	16	109
Ending balance, December 31, 2022	$110	$1,278	$1,388

December 31, 2021
Held-to-maturity
Beginning balance, January 1, 2021	$2,307	$608	$2,915
Provision for credit loss expense	(1,110)	(73)	(1,183)
Securities charged-off	—	(600)	(600)
Recoveries	—	147	147
Ending balance, December 31, 2021	$1,197	$82	$1,279

Available-for-sale
Beginning balance, January 1, 2021	$217	$95	$312
Reduction due to sales	—	(11)	(11)
Net decrease in allowance on previously impaired securities	(217)	(84)	(301)
Ending balance, December 31, 2021	$—	$—	$—

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to AFS securities recorded during the twelve months ended December 31, 2022. During the year ended December 31, 2021, the provision for credit losses related to AFS securities was reduced by $312,000.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2022:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$183,096	$284,142	$—	$467,238	$—
Aa/AA	665,150	504,783	—	1,169,933	—
A	45,471	157,439	—	202,910	173,142
Baa/BBB	—	5,938	—	5,938	53,573
Not Rated	8,215	6,868	—	15,083	34,484
Total	$901,932	$959,170	$—	$1,861,102	$261,199

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
Income earned on securities for the years ended December 31, 2022, 2021 and 2020, is as follows:

(In thousands)	2022	2021	2020
Taxable:
Held-to-maturity	$33,778	$4,208	$985
Available-for-sale	60,659	54,768	34,054

Non-taxable:
Held-to-maturity	36,516	16,047	919
Available-for-sale	27,250	36,670	28,575
Total	$158,203	$111,693	$64,533

The amortized cost and estimated fair value by maturity of securities are shown in the following table as of December 31, 2022. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,639	$2,635	$12,368	$12,169
After one through five years	7,822	7,660	184,524	176,836
After five through ten years	352,450	310,335	258,451	238,768
After ten years	2,207,402	1,670,555	1,066,291	881,720
Securities not due on a single maturity date	1,190,781	1,072,048	2,809,319	2,542,901
Other securities (no maturity)	—	—	460	460
Total	$3,761,094	$3,063,233	$4,331,413	$3,852,854

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.96 billion at December 31, 2022 and $3.88 billion at December 31, 2021.

No securities were sold during 2022, while the Company sold approximately $342.6 million of investment securities during 2021 and approximately $1.70 billion of investment securities during 2020. Securities sold in 2020 were in large part related to efforts by the Company to increase liquidity in response to the early stages of the COVID-19 pandemic, while the securities sold during 2021 were part of a strategic plan to realize gains on securities with projected calls within the short-term period. The decrease in net gains on the sale and call of securities in 2022 as compared to 2021 and 2020 reflect the rising interest rate environment experienced during the current year as compared to 2021 and 2020. There were approximately $46,000 of gross realized gains and $324,000 of gross realized losses from the call of securities during the year ended December 31, 2022. There were approximately $15.9 million of gross realized gains and $422,000 of gross realized losses from the sale of securities during the year ended December 31, 2021. There were approximately $54.8 million of gross realized gains and $15,000 of gross realized losses from the sale of securities during the year ended December 31, 2020. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2022, 2021 and 2020.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 21, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Texas Branch Sale

On December 20, 2019, Simmons Bank entered into a Branch Purchase and Assumption Agreement (the “Spirit Branch Agreement”) with Spirit of Texas Bank, SSB (“Spirit Bank”), a wholly-owned subsidiary of Spirit.

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

Spirit Acquisition

In connection with the acquisition of Spirit, the Company acquired a portfolio of loans which were identified as held for sale by the acquired bank prior to the completion of the acquisition. These loans were valued at $35.2 million, net of fair value discounts, at the date of acquisition with no remaining balance as of December 31, 2022.

As of December 31, 2022, there were no outstanding other assets and other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At December 31, 2022, the Company’s loan portfolio was $16.14 billion, compared to $12.01 billion at December 31, 2021. The various categories of loans are summarized as follows:

(In thousands)	2022	2021
Consumer:
Credit cards	$196,928	$187,052
Other consumer	152,882	168,318
Total consumer	349,810	355,370
Real estate:
Construction and development	2,566,649	1,326,371
Single family residential	2,546,115	2,101,975
Other commercial	7,468,498	5,738,904
Total real estate	12,581,262	9,167,250
Commercial:
Commercial	2,632,290	1,992,043
Agricultural	205,623	168,717
Total commercial	2,837,913	2,160,760
Other	373,139	329,123
Total loans	$16,142,124	$12,012,503

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $26.4 million and $21.5 million at December 31, 2022 and 2021, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $65.4 million and $39.8 million at December 31, 2022 and 2021, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans - The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assist with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of December 31, 2022 and 2021, the total outstanding balance of PPP loans was $8.9 million and $116.7 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

(In thousands)	2022	2021
Consumer:
Credit cards	$349	$377
Other consumer	433	381
Total consumer	782	758
Real estate:
Construction and development	2,799	2,296
Single family residential	22,319	19,268
Other commercial	14,998	26,953
Total real estate	40,116	48,517
Commercial:
Commercial	17,356	18,774
Agricultural	177	152
Total commercial	17,533	18,926
Other	3	3
Total	$58,434	$68,204

As of December 31, 2022 and 2021, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $16.9 million and $14.5 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2022
Consumer:
Credit cards	$1,297	$409	$1,706	$195,222	$196,928	$225
Other consumer	852	214	1,066	151,816	152,882	—
Total consumer	2,149	623	2,772	347,038	349,810	225
Real estate:
Construction and development	4,677	443	5,120	2,561,529	2,566,649	—
Single family residential	23,625	11,075	34,700	2,511,415	2,546,115	106
Other commercial	2,759	7,100	9,859	7,458,639	7,468,498	—
Total real estate	31,061	18,618	49,679	12,531,583	12,581,262	106
Commercial:
Commercial	5,034	7,575	12,609	2,619,681	2,632,290	176
Agricultural	111	67	178	205,445	205,623	—
Total commercial	5,145	7,642	12,787	2,825,126	2,837,913	176
Other	61	3	64	373,075	373,139	—
Total	$38,416	$26,886	$65,302	$16,076,822	$16,142,124	$507

December 31, 2021
Consumer:
Credit cards	$847	$413	$1,260	$185,792	$187,052	$247
Other consumer	1,149	130	1,279	167,039	168,318	—
Total consumer	1,996	543	2,539	352,831	355,370	247
Real estate:
Construction and development	114	504	618	1,325,753	1,326,371	—
Single family residential	11,313	9,398	20,711	2,081,264	2,101,975	102
Other commercial	2,474	12,268	14,742	5,724,162	5,738,904	—
Total real estate	13,901	22,170	36,071	9,131,179	9,167,250	102
Commercial:
Commercial	4,812	10,074	14,886	1,977,157	1,992,043	—
Agricultural	13	117	130	168,587	168,717	—
Total commercial	4,825	10,191	15,016	2,145,744	2,160,760	—
Other	—	3	3	329,120	329,123	—
Total	$20,722	$32,907	$53,629	$11,958,874	$12,012,503	$349

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

The following table presents a summary of TDRs segregated by class of loans.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2022
Real estate:
Single-family residential	24	$1,849	12	$1,589	36	$3,438
Other commercial	—	—	—	—	—	—
Total real estate	24	1,849	12	1,589	36	3,438
Commercial:
Commercial	—	—	1	33	1	33
Total commercial	—	—	1	33	1	33
Total	24	$1,849	13	$1,622	37	$3,471

December 31, 2021
Real estate:
Single-family residential	28	$3,087	14	$1,196	42	$4,283
Other commercial	1	766	2	48	3	814
Total real estate	29	3,853	16	1,244	45	5,097
Commercial:
Commercial	2	436	2	1,406	4	1,842
Total commercial	2	436	2	1,406	4	1,842
Total	31	$4,289	18	$2,650	49	$6,939

The following table presents loans that were restructured as TDRs during the years ended December 31, 2022 and 2021 segregated by class of loans.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Year Ended December 31, 2022
Real estate:
Single-family residential	4	$760	$730	$—	$730	$—
Other commercial	—	—	—	—	—	—
Total real estate	4	$760	$730	$—	$730	$—

Year Ended December 31, 2021
Real estate:
Single-family residential	3	$274	$197	$—	$197	$—
Other commercial	1	784	766	—	766	—
Total real estate	4	$1,058	$963	$—	$963	$—

During the year ended December 31, 2022, the Company modified four loans with a recorded investment of $760,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity dates and requiring interest-only payments for a period of up to 12 months. No specific reserve was determined necessary for these loans as of December 31, 2022. Additionally, there was no immediate financial impact from the restructuring of these loans as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2022, fifteen of the previously restructured loans with prior balances of $3,169,776 were paid off.

During the year ended December 31, 2021, the Company modified four loans with a recorded investment of $1,058,000 prior to modification which were deemed troubled debt restructuring. The restructured loans were modified by deferring amortized principal payments, changing the maturity dates and requiring interest-only payments for a period of up to 12 months. Based upon the fair value of the collateral, a specific reserve of $5,129 was determined as necessary for these loans as of December 31, 2021. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure. During the year ended December 31, 2021, nine of the previously restructured loans with prior balances of $1,002,874 were paid off.

There was one loan with an outstanding balance of $7,800 considered a TDR for which a payment default occurred during the year ended December 31, 2022. During the year ended December 31, 2021, there were no loans considered TDRs for which a payment default occurred. The Company defines a payment default as a payment received more than 90 days after its due date.

The Company had no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, the Company had $3,009,000 and $1,806,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2022 and 2021, the Company had $853,000 and $831,000, respectively, of OREO secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of December 31, 2022, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$195,222	$—	$195,222
30-89 days past due	—	—	—	—	—	—	1,297	—	1,297
90+ days past due	—	—	—	—	—	—	409	—	409
Total consumer - credit cards	—	—	—	—	—	—	196,928	—	196,928
Consumer - other
Delinquency:
Current	86,303	26,339	10,071	3,804	2,671	2,275	20,350	3	$151,816
30-89 days past due	298	241	135	13	34	119	12	—	852
90+ days past due	121	47	2	1	2	41	—	—	214
Total consumer - other	86,722	26,627	10,208	3,818	2,707	2,435	20,362	3	152,882
Real estate - C&D
Risk rating:
Pass	237,304	68,916	50,912	16,920	13,625	9,611	2,163,776	334	$2,561,398
Special mention	—	—	—	—	—	41	1,342	—	1,383
Substandard	1,091	116	36	13	31	103	2,478	—	3,868
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	238,395	69,032	50,948	16,933	13,656	9,755	2,167,596	334	2,566,649
Real estate - SF residential
Delinquency:
Current	700,976	411,885	295,365	141,608	192,176	440,931	324,282	4,192	$2,511,415
30-89 days past due	3,105	3,415	1,290	2,018	3,129	8,626	2,042		23,625
90+ days past due	586	871	885	968	1,017	6,312	436		11,075
Total real estate - SF residential	704,667	416,171	297,540	144,594	196,322	455,869	326,760	4,192	2,546,115
Real estate - other commercial
Risk rating:
Pass	1,917,352	1,482,049	768,630	254,986	179,729	428,027	2,093,379	19,469	7,143,621
Special mention	19,538	32,831	38,821	206	2,261	20,741	104,431	—	218,829
Substandard	24,639	3,399	27,399	2,544	2,026	15,217	30,824	—	106,048
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,961,529	1,518,279	834,850	257,736	184,016	463,985	2,228,634	19,469	7,468,498
Commercial
Risk rating:
Pass	595,256	300,650	168,539	41,924	31,329	35,447	1,401,402	24,940	2,599,487
Special mention	199	1,700	11	32	—	927	2,708	80	5,657
Substandard	5,257	2,435	3,328	802	891	1,290	11,337	1,805	27,145
Doubtful and loss	—	—	—	—	—	—	—	1	1
Total commercial	600,712	304,785	171,878	42,758	32,220	37,664	1,415,447	26,826	2,632,290
Commercial - agriculture
Risk rating:
Pass	44,377	22,901	12,044	4,483	1,029	369	119,342	310	204,855
Special mention	8	—	—	—	—	—	—	—	8
Substandard	55	8	78	49	10	—	560	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	44,440	22,909	12,122	4,532	1,039	369	119,902	310	205,623
Other
Delinquency:
Current	152,086	29,362	8,181	4,742	20,018	25,349	132,384	953	373,075
30-89 days past due	—	—	—	—	—	61	—	—	61
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	152,086	29,362	8,181	4,742	20,018	25,413	132,384	953	373,139
Total	$3,788,551	$2,387,165	$1,385,727	$475,113	$449,978	$995,490	$6,608,013	$52,087	$16,142,124

The following table presents a summary of loans by credit quality indicator, as of December 31, 2021 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$185,792	$—	$185,792
30-89 days past due	—	—	—	—	—	—	847	—	847
90+ days past due	—	—	—	—	—	—	413	—	413
Total consumer - credit cards	—	—	—	—	—	—	187,052	—	187,052
Consumer - other
Delinquency:
Current	97,830	21,885	11,712	6,756	5,416	3,833	19,607	—	$167,039
30-89 days past due	265	121	164	49	219	156	175	—	1,149
90+ days past due	23	23	28	21	13	22	—	—	130
Total consumer - other	98,118	22,029	11,904	6,826	5,648	4,011	19,782	—	168,318
Real estate - C&D
Risk rating:
Pass	74,813	83,729	28,803	17,349	8,505	9,319	1,074,617	20,285	$1,317,420
Special mention	—	—	270	—	—	47	—	—	317
Substandard	191	77	16	54	324	423	5,598	1,951	8,634
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	75,004	83,806	29,089	17,403	8,829	9,789	1,080,215	22,236	1,326,371
Real estate - SF residential
Delinquency:
Current	419,605	335,788	185,190	260,037	193,110	421,957	256,155	9,422	$2,081,264
30-89 days past due	1,061	883	1,662	791	1,077	4,360	1,479	—	11,313
90+ days past due	27	561	507	1,199	1,358	5,104	570	72	9,398
Total real estate - SF residential	420,693	337,232	187,359	262,027	195,545	431,421	258,204	9,494	2,101,975
Real estate - other commercial
Risk rating:
Pass	1,349,746	807,701	375,824	267,696	476,029	537,493	1,409,099	164,856	5,388,444
Special mention	28,151	30,981	2,799	6,650	39,361	4,801	38,638	1,608	152,989
Substandard	28,137	10,186	5,243	10,806	30,060	27,107	53,860	32,072	197,471
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,406,034	848,868	383,866	285,152	545,450	569,401	1,501,597	198,536	5,738,904
Commercial
Risk rating:
Pass	455,499	187,517	80,486	57,437	36,529	57,099	1,004,971	41,885	1,921,423
Special mention	670	2,482	1,066	189	261	2,770	8,500	10,499	26,437
Substandard	3,436	18,381	4,397	1,196	578	850	8,242	7,103	44,183
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	459,605	208,380	85,949	58,822	37,368	60,719	1,021,713	59,487	1,992,043
Commercial - agriculture
Risk rating:
Pass	32,780	20,230	10,253	3,646	2,364	459	98,245	327	168,304
Special mention	—	—	—	—	—	—	—	—	—
Substandard	191	25	27	53	22	3	23	69	413
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	32,971	20,255	10,280	3,699	2,386	462	98,268	396	168,717
Other
Delinquency:
Current	24,247	4,740	1,236	22,438	6,692	5,578	264,189	—	329,120
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	24,247	4,740	1,236	22,438	6,692	5,581	264,189	—	329,123
Total	$2,516,672	$1,525,310	$709,683	$656,367	$801,918	$1,081,384	$4,431,020	$290,149	$12,012,503

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $70.9 million and $47.1 million as of December 31, 2022 and 2021, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
December 31, 2022
Construction and development	$2,156	$—	$2,156
Single family residential	—	—	—
Other commercial real estate	65,450	—	65,450
Commercial	—	3,320	3,320
Total	$67,606	$3,320	$70,926

December 31, 2021
Construction and development	$2,489	$—	$2,489
Single family residential	1,838	—	1,838
Other commercial real estate	32,849	—	32,849
Commercial	—	9,913	9,913
Total	$37,176	$9,913	$47,089

The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2022, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Acquisition adjustment for PCD loans	6,433	3,187	—	2	9,622
Provision for credit loss expense	22,412	(34,456)	3,991	2,674	(5,379)
Charge-offs	(14,270)	(4,122)	(3,862)	(1,876)	(24,130)
Recoveries	2,373	6,916	1,024	1,197	11,510
Net charge-offs	(11,897)	2,794	(2,838)	(679)	(12,620)
Ending balance, December 31, 2022	$34,406	$150,795	$5,140	$6,614	$196,955

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Acquisition adjustment for PCD loans	3,349	10,101	—	1	13,451
Provision for credit loss expense	(22,031)	(7,918)	(908)	(352)	(31,209)
Charge-offs	(10,613)	(10,691)	(3,625)	(2,053)	(26,982)
Recoveries	4,660	4,910	1,048	1,404	12,022
Net charge-offs	(5,953)	(5,781)	(2,577)	(649)	(14,960)
Ending balance, December 31, 2021	$17,458	$179,270	$3,987	$4,617	$205,332

December 31, 2020
Beginning balance, January 1, 2020 - prior to adoption of CECL	$22,863	$39,161	$4,051	$2,169	$68,244
Impact of CECL adoption	22,733	114,314	2,232	12,098	151,377
Provision for credit loss expense	42,017	42,276	4,288	(6,093)	82,488
Charge-offs	(48,736)	(13,788)	(4,113)	(4,022)	(70,659)
Recoveries	3,216	905	1,014	1,465	6,600
Net charge-offs	(45,520)	(12,883)	(3,099)	(2,557)	(64,059)
Ending balance, December 31, 2020	$42,093	$182,868	$7,472	$5,617	$238,050

As of December 31, 2022, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. Provision expense related to loans was recaptured during the year for a variety of factors including a release of $16.0 million driven by improvements in certain industry specific qualitative factors for the restaurant, hospitality, student housing and office space industries due to lower pandemic related stresses. The remaining recapture during 2022 was driven by the planned exit of several large oil and gas relationships during the year, along with the Company’s improved asset credit quality metrics, which combined with improved Moody’s economic modeling scenarios, more than offset the $30.3 million Day 2 provision expense required for loans acquired by the Company in the Spirit acquisition.
For the year ended December 31, 2021, provision expense was recaptured as the economy emerged from the pandemic. During 2021, the Company experienced improved asset credit quality metrics coupled with improved Moody’s economic modeling scenarios, as compared to the previous year’s concern over the economic stresses related to COVID-19.
Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $41.9 million and $22.4 million, as of December 31, 2022 and 2021 respectively. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. During 2022, an adjustment to the reserve for unfunded commitments resulted in an expense of $16.0 million due to the overall increase in unfunded commitments, primarily made up of commercial construction loans, which receive a higher reserve allocation than other loans. Additionally, an adjustment to the reserve for unfunded commitments resulted in an expense of $3.5 million which was due to the Day 2 provision expense required for unfunded commitments related to the Spirit acquisition. These adjustments were included in the provision for credit losses in the statement of income. No adjustment was made to the reserve for unfunded commitments during 2021 as it was considered sufficient to cover any loss expectations.

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

The components of provision for credit losses for the years ended December 31 were as follows:

(In thousands)	2022	2021	2020
Provision for credit losses related to:
Loans	$(5,379)	$(31,209)	$82,488
Unfunded commitments	19,453	—	(10,000)
Securities - HTM	—	(1,183)	2,546
Securities - AFS	—	(312)	(61)
Total	$14,074	$(32,704)	$74,973

Purchased Credit Deteriorated Loans

Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit loss on the date of acquisition using the same methodology as discussed in the Allowance for Credit Losses section included above.

The following table provides a summary of loans purchased as part of the Spirit acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	$8,258	$66,534	$—	$59	$74,851
PCD allowance for credit loss at acquisition	(6,433)	(3,187)	—	(2)	(9,622)
Non-credit related discount	(378)	(998)	—	(1)	(1,377)
Fair value of PCD loans	$1,447	$62,349	$—	$56	$63,852

The following table provides a summary of loans purchased as part of the Landmark acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	$11,046	$55,549	$—	$67	$66,662
PCD allowance for credit loss at acquisition	(350)	(2,008)	—	(1)	(2,359)
Non-credit related discount	(160)	(2,415)	—	(2)	(2,577)
Fair value of PCD loans	$10,536	$51,126	$—	$64	$61,726

The following table provides a summary of loans purchased as part of the Triumph acquisition with credit deterioration at acquisition:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Unpaid principal balance	$40,466	$80,803	$—	$15	$121,284
PCD allowance for credit loss at acquisition	(2,999)	(8,093)	—	—	(11,092)
Non-credit related discount	(279)	(1,314)	—	(1)	(1,594)
Fair value of PCD loans	$37,188	$71,396	$—	$14	$108,598

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of December 31, 2022 and 2021 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

(Dollars in thousands)	2022	2021
Right-of-use lease assets	$46,845	$48,855
Lease liabilities	47,850	49,321

Weighted average remaining lease term	6.69 years	7.96 years
Weighted average discount rate	2.41%	2.00%

Operating lease cost for the years ended December 31, 2022, 2021 and 2020 was $14,162,000, $11,530,000, and $13,103,000, respectively.

The Company’s remaining undiscounted minimum lease payments on operating leases as of December 31, 2022 are as follows:

Year	(In thousands)
2023	$11,210
2024	8,460
2025	6,894
2026	5,893
2027	3,750
Thereafter	16,971
Total undiscounted minimum lease payments	53,178
Less: Net present value adjustment	5,328
Lease liability included in other liabilities	$47,850

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Right-of-use lease assets	$46,845	$48,855
Premises and equipment:
Land	122,841	101,728
Buildings and improvements	370,530	320,844
Furniture, fixtures and equipment	122,029	107,122
Software	70,984	66,947
Construction in progress	15,488	9,117
Accumulated depreciation and amortization	(199,976)	(171,144)
Total premises and equipment, net	$548,741	$483,469

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion and $1.15 billion at December 31, 2022 and 2021, respectively. Goodwill increased $173.6 million during the year ended December 31, 2022 primarily due to the Spirit acquisition, along with adjustments related to the continued assessment of the fair value and assumed tax position of the Landmark and Triumph acquisitions.

Goodwill impairment was neither indicated nor recorded in 2022, 2021 or 2020. During the second quarter of 2022, the Company performed an annual goodwill impairment analysis and concluded no impairment existed. Also during 2022, the Company’s share price began to decline as markets in the United States responded to record inflation and other economic pressures. As a result of the effect on share price, the Company performed interim goodwill impairment assessments during the second, third and fourth quarters and concluded no impairment existed during the periods. While the goodwill impairment analysis indicated no impairment at December 31, 2022, the Company’s assessment depends on several assumptions which are dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future.

Core deposit premiums represent the value of the relationships that acquired banks had with their deposit customers and are amortized over periods ranging from 10 years to 15 years and are periodically evaluated, at least annually, as to the recoverability of their carrying value. Other intangible assets represent the value of other acquired relationships, including relationships with trust and wealth management customers, and are being amortized over various periods ranging from 8 years to 15 years.

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Core deposit premiums:
Balance, beginning of year	$93,862	$97,363
Acquisitions(1)	36,500	9,295
Disposition of intangible asset(2)	—	(674)
Amortization	(14,346)	(12,122)
Balance, end of year	116,016	93,862
Books of business and other intangibles:
Balance, beginning of year	12,373	13,747
Acquisitions(3)	2,131	—
Amortization	(1,569)	(1,374)
Balance, end of year	12,935	12,373
Total other intangible assets, net	$128,951	$106,235
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

The carrying basis and accumulated amortization of the Company’s other intangible assets at December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Core deposit premiums:
Gross carrying amount	$189,996	$153,496
Accumulated amortization	(73,980)	(59,634)
Core deposit premiums, net	116,016	93,862
Books of business and other intangibles:
Gross carrying amount	22,068	19,937
Accumulated amortization	(9,133)	(7,564)
Books of business and other intangibles, net	12,935	12,373
Total other intangible assets, net	$128,951	$106,235

Core deposit premium amortization expense recorded for the years ended December 31, 2022, 2021 and 2020 was $14.3 million, $12.1 million and $12.1 million, respectively. Amortization expense recorded for books of business and other intangibles was $1.6 million, $1.4 million, and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company’s estimated remaining amortization expense on other intangible assets as of December 31, 2022 is as follows:

Year	(In thousands)
2023	$16,306
2024	15,403
2025	12,819
2026	12,346
2027	12,218
Thereafter	59,859
Total	$128,951

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.08 billion and $784.9 million of certificates of deposit over $250,000 at December 31, 2022 and 2021, respectively.

Brokered time deposits were $2.75 billion and $466.0 million at December 31, 2022 and 2021, respectively. Maturities of all time deposits at December 31, 2022 are as follows:

Year	(In thousands)
2023	$4,141,394
2024	503,103
2025	95,340
2026	18,452
2027	8,415
Thereafter	1,854
Total	$4,768,558

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 10: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2022	2021	2020
Income taxes currently payable	$35,215	$50,369	$65,012
Deferred income taxes	14,933	10,937	(122)
Provision for income taxes	$50,148	$61,306	$64,890

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Deferred tax assets:
Loans acquired	$5,846	$4,832
Allowance for credit losses	47,145	48,462
Valuation of foreclosed assets	523	628
Tax NOLs from acquisition	10,962	13,537
Deferred compensation payable	3,867	3,426
Accrued equity and other compensation	8,153	5,776
Acquired securities	7,651	223
Right-of-use lease liability	11,641	11,984
Unrealized loss on AFS securities	177,839	8,164
Allowance for unfunded commitments	10,200	5,442
Other	4,173	7,202
Gross deferred tax assets	288,000	109,676
Deferred tax liabilities:
Goodwill and other intangible amortization	(44,539)	(38,329)
Accumulated depreciation	(24,288)	(26,347)
Right-of-use lease asset	(11,396)	(11,871)
Unrealized gain on swaps	(25,836)	(2,767)
Other	(8,875)	(3,718)
Gross deferred tax liabilities	(114,934)	(83,032)
Net deferred tax asset	$173,066	$26,644

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31:

(In thousands)	2022	2021	2020
Computed at the statutory rate	$64,378	$69,807	$67,143
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3,249	4,452	6,402
Discrete items related to share-based compensation	(74)	(17)	375
Tax exempt interest income	(14,484)	(11,510)	(6,726)
Tax exempt earnings on bank owned life insurance	(1,918)	(1,212)	(1,214)
Federal tax credits	(1,708)	(2,260)	(2,177)
Other differences, net	705	2,046	1,087
Actual tax provision	$50,148	$61,306	$64,890

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in four tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $49.5 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2019 tax year and forward. The Company’s various state income tax returns are generally open from the 2019 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $152.4 million and $170.4 million at December 31, 2022 and 2021, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2022 and 2021 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2022
Repurchase agreements:
U.S. Government agencies	$152,403	$—	$—	$—	$152,403

December 31, 2021
Repurchase agreements:
U.S. Government agencies	$170,403	$—	$—	$—	$170,403

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2022 and 2021 consisted of the following components:

(In thousands)	2022	2021
Other Borrowings
FHLB advances, net of discount, due 2023 to 2033, 1.88% to 5.53%, secured by real estate loans	$838,487	$1,306,143
Other long-term debt	20,809	31,830
Total other borrowings	859,296	1,337,973

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,285	—
Trust preferred securities, net of discount, due 9/15/2037, floating rate of 1.37% above the three month LIBOR rate, reset quarterly	—	10,310
Trust preferred securities, net of discount, due 6/6/2037, floating rate of 1.57% above the three month LIBOR rate, reset quarterly, callable without penalty	—	10,310
Trust preferred securities, due 12/15/2035, floating rate of 1.45% above the three month LIBOR rate, reset quarterly, callable without penalty	—	6,702
Trust preferred securities, net of discount, due 6/15/2037, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	—	25,329
Trust preferred securities, net of discount, due 12/15/2036, floating rate of 1.85% above the three month LIBOR rate, reset quarterly, callable without penalty	—	3,041
Unamortized debt issuance costs	(1,296)	(1,561)
Total subordinated notes and debentures	365,989	384,131
Total other borrowings and subordinated debt	$1,225,285	$1,722,104

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

The Company assumed subordinated debt in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (the “Spirit Notes”). The Spirit Notes will mature on July 31, 2030, and initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears.

The Company had total FHLB advances of $838.5 million at December 31, 2022, of which $835.0 million are FHLB Owns the Option (“FOTO”) advances. FOTO advances are a low cost, fixed-rate source of funding in return for granting to FHLB the flexibility to choose a termination date earlier than the maturity date and therefore are classified as short-term advances by the Company. At December 31, 2022, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.6 billion and the Company had approximately $5.4 billion of additional advances available from the FHLB. At December 31, 2022, the Company had $785.0 million of FHLB advances outstanding with original or expected maturities of one year or less.

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

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at December 31, 2022, are as follows:

Year	(In thousands)
2023	$1,768
2024	1,822
2025	1,822
2026	1,824
2027	1,920
Thereafter	381,129
Total	$390,285

NOTE 13: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove an $80.0 million cap on the aggregate liquidation preference associated with the preferred stock.

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

On July 23, 2012, the Company approved a stock repurchase program which authorized the repurchase of up to 1,700,000 shares of common stock. On October 22, 2019, the Company announced a new stock repurchase program (the “2019 Program”) that replaced the stock repurchase program approved on July 23, 2012, under which the Company may repurchase up to $60.0 million of its Class A common stock currently issued and outstanding. On March 5, 2020, the Company announced an amendment to the 2019 Program that increased the maximum amount that may be repurchased under the 2019 Program from $60.0 million to $180.0 million. Effective July 23, 2021, the Company’s Board of Directors approved another amendment to the 2019 Program that increased the amount of the Company’s Class A common stock that may be repurchased under the 2019 Program from a maximum of $180.0 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022.

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

During 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 3,919,037 shares at an average price of $24.26 per share under the 2022 Program, respectively. The 2022 Program repurchases were all completed during the second and third quarters of 2022. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. The Company repurchased 4,562,469 shares at an average price of $29.03 per share under the 2019 Program during 2021.

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

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2022 and 2021, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $3.7 million at December 31, 2022 and $6.2 million at December 31, 2021.

(In thousands)	2022	2021
Balance, beginning of year	$6,216	$6,536
New extensions of credit	180	1,487
Repayments	(2,724)	(1,807)
Balance, end of year	$3,672	$6,216

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

NOTE 15: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company offers a qualified 401(k) Plan in which the Company makes matching contributions to encourage employees to save money for their retirement. The 401(k) Plan covers substantially all employees. Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 100% of the first 3% of compensation and 50% of the next 2% of compensation for a total match of 4% of eligible pay for each participant who defers 5% or more of his or her eligible pay. Additionally, the Company may make profit-sharing contributions to the 401(k) Plan which are allocated among participants based upon 401(k) Plan compensation without regard to participant contributions. Contribution expense to the plan totaled $13.0 million, $13.9 million and $10.3 million in 2022, 2021 and 2020, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant. The charges to income for the plans were $2.2 million for 2022, $2.7 million for 2021 and $2.7 million for 2020. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2022, 2021 and 2020, and changes during the years then ended:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding (1)
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2019	692	$22.46	21	$23.19	1,152	$26.79
Granted	—	—	—	—	568	21.69
Stock options exercised	(1)	10.71	—	—	—	—
Stock awards/units vested (earned)	—	—	(16)	23.41	(550)	25.90
Forfeited/expired	(33)	22.49	—	—	(138)	26.12

Balance, December 31, 2020	658	22.48	5	22.35	1,032	24.53
Granted	—	—	—	—	674	28.94
Stock options exercised	(185)	22.42	—	—	—	—
Stock awards/units vested (earned)	—	—	(3)	22.48	(434)	25.61
Forfeited/expired	—	—	—	—	(87)	25.86

Balance, December 31, 2021	473	22.50	2	22.20	1,185	26.51
Granted	—	—	—	—	719	26.42
Stock options exercised	(3)	13.30	—	—	—	—
Stock awards/units vested (earned)	—	—	(2)	22.20	(609)	26.30
Forfeited/expired	—	—	—	—	(98)	25.68

Balance, December 31, 2022	470	$22.56	—	$—	1,197	$26.63

Exercisable, December 31, 2022	470	$22.56
 _________________________
(1)    All stock units (including performance stock units).
The following table summarizes information about stock options under the plans outstanding at December 31, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$10.65	—	$10.65	1	0.04	$10.65	1	$10.65
20.29	—	20.29	47	1.89	20.29	47	20.29
22.20	—	22.20	51	2.23	22.20	51	22.20
22.75	—	22.75	293	2.47	22.75	293	22.75
23.51	—	23.51	71	2.89	23.51	71	23.51
24.07	—	24.07	7	2.71	24.07	7	24.07

$10.65	—	$24.07	470	2.45	$22.56	470	$22.56

The table below summarizes the Company’s performance stock unit activity for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Performance Stock Units
Non-vested, December 31, 2019	199
Granted	122
Vested (earned)	(81)
Forfeited	(18)

Non-vested, December 31, 2020	222
Granted	171
Vested (earned)	(57)
Forfeited	(5)

Non-vested, December 31, 2021	331
Granted	184
Vested (earned)	(149)
Forfeited	(14)

Non-vested, December 31, 2022	352

Stock-based compensation expense was $15.3 million in 2022, $15.9 million in 2021 and $13.2 million in 2020. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2022. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $17.1 million at December 31, 2022. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.6 years.

The intrinsic value of stock options outstanding and stock options exercisable at December 31, 2022 was $71,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.58 at December 31, 2022, and the exercise price multiplied by the number of options outstanding. There were 2,750 stock options exercised in 2022 with no intrinsic value. There were 184,888 stock options exercised in 2021 with an intrinsic value of $1.3 million. There were 900 stock options exercised in 2020 with an intrinsic value of $10,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2022, 2021 and 2020.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2022	2021	2020
Interest paid	$134,980	$82,914	$123,995
Income taxes paid	25,084	55,202	47,777
Transfers of loans to foreclosed assets held for sale	1,219	4,322	10,712
Transfers of premises to foreclosed assets and other real estate owned	—	—	3,120
Transfers of premises to premises held for sale	—	—	11,200
Transfers of other real estate owned to premises held for sale	—	—	4,163
Transfer of premises held for sale to other real estate owned	—	4,368	—
Transfer of premises held for sale to premises	—	5,610	—
Transfers of assets held for sale to other assets	100	—	—
Transfers of available-for-sale to held-to-maturity securities	1,992,542	500,809	—
Transfers of loans to other assets held for sale	—	—	114,925
Transfers of deposits to other liabilities held for sale	—	—	213,025

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the year ended December 31, 2022 was $27.4 million. Other income for the year ended December 31, 2021 was $35.3 million and included the gain on sale related to the Illinois Branch Sale of $5.3 million and other income for the year ended December 31, 2020 was $39.9 million, which included the gain on sales related to the Texas Branch Sale and Colorado Branch Sale of $8.1 million.

Other operating expenses consisted of the following during the years ended December 31:

(In thousands)	2022	2021	2020
Professional services	$19,138	$18,921	$18,688
Postage	8,955	8,276	7,538
Telephone	6,394	6,234	8,833
Credit card expense	12,243	11,112	10,199
Marketing	28,870	22,234	19,396
Software and technology	40,906	40,608	39,724
Operating supplies	2,556	2,766	3,322
Amortization of intangibles	15,915	13,494	13,495
Branch right sizing expense	3,475	(537)	14,097
Other expense	41,241	30,454	29,909
Total other operating expenses	$179,693	$153,562	$165,201

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At December 31, 2022 and 2021, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2022 and 2021.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale securities
U.S. Treasury	$2,197	$2,197	$—	$—
U.S. Government agencies	184,279	—	184,279	—
Mortgage-backed securities	2,542,902	—	2,542,902	—
State and political subdivisions	871,074	—	871,074	—
Other securities	252,402	—	252,402	—
Mortgage loans held for sale	3,486	—	—	3,486
Derivative asset	139,323	—	139,323	—
Derivative liability	(34,440)	—	(34,440)	—

December 31, 2021
Available-for-sale securities
U.S. Treasury	$300	$300	$—	$—
U.S. Government agencies	364,641	—	364,641	—
Mortgage-backed securities	4,448,616	—	4,448,616	—
State and political subdivisions	1,819,658	—	1,819,658	—
Other securities	480,330	—	480,330	—
Mortgage loans held for sale	36,356	—	—	36,356
Derivative asset	25,852	—	25,852	—
Derivative liability	(15,443)	—	(15,443)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Individually assessed loans (1) (2) (collateral-dependent)	$70,926	$—	$—	$70,926
Foreclosed assets and other real estate owned (1)	2,418	—	—	2,418

December 31, 2021
Individually assessed loans (1) (2) (collateral-dependent)	$47,089	$—	$—	$47,089
Foreclosed assets and other real estate owned (1)	4,875	—	—	4,875
______________________
(1)    These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Identified reserves of $5,214,000 and $4,214,000 were related to collateral-dependent loans for which fair value re-measurements took place during the years ended December 31, 2022 and 2021, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Cash and cash equivalents	$682,122	$682,122	$—	$—	$682,122
Interest bearing balances due from banks - time	795	—	795	—	795
Held-to-maturity securities, net	3,759,706	—	3,063,233	—	3,063,233
Interest receivable	102,892	—	102,892	—	102,892
Loans, net	15,945,169	—	—	15,573,555	15,573,555

Financial liabilities:
Noninterest bearing transaction accounts	6,016,651	—	6,016,651	—	6,016,651
Interest bearing transaction accounts and savings deposits	11,762,885	—	11,762,885	—	11,762,885
Time deposits	4,768,558	—	—	4,696,473	4,696,473
Federal funds purchased and securities sold under agreements to repurchase	160,403	—	160,403	—	160,403
Other borrowings	859,296	—	857,257	—	857,257
Subordinated notes and debentures	365,989	—	363,578	—	363,578
Interest payable	16,399	—	16,399	—	16,399

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,650,653	$1,650,653	$—	$—	$1,650,653
Interest bearing balances due from banks - time	1,882	—	1,882	—	1,882
Held-to-maturity securities, net	1,529,221	—	1,517,378	—	1,517,378
Interest receivable	72,990	—	72,990	—	72,990
Loans and other loans held for sale, net	11,807,171	—	—	11,922,735	11,922,735

Financial liabilities:
Noninterest bearing transaction accounts	5,325,318	—	5,325,318	—	5,325,318
Interest bearing transaction accounts and savings deposits	11,588,770	—	11,588,770	—	11,588,770
Time deposits	2,452,460	—	—	2,451,055	2,451,055
Federal funds purchased and securities sold under agreements to repurchase	185,403	—	185,403	—	185,403
Other borrowings	1,337,973	—	1,393,711	—	1,393,711
Subordinated notes and debentures	384,131	—	394,464	—	394,464
Interest payable	6,759	—	6,759	—	6,759

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

At December 31, 2022, the Company had outstanding commitments to extend credit aggregating approximately $696.7 million and $5.64 billion for credit card commitments and other loan commitments, respectively. At December 31, 2021, the Company had outstanding commitments to extend credit aggregating approximately $685.3 million and $3.41 billion for credit card commitments and other loan commitments, respectively.

As of December 31, 2022 and 2021, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $21.1 million and $108.5 million respectively. The decrease as compared to the prior year is due to the rising interest rate environment and softening market conditions throughout the current year. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $44.4 million and $37.7 million at December 31, 2022 and 2021, respectively, with terms ranging from 9 months to 15 years. At December 31, 2022 and 2021, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $265.7 million and $59.1 million at December 31, 2022 and 2021, respectively, and they expire in less than one year from issuance.

At December 31, 2022, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

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

Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The Company formed a LIBOR Transition Team in 2020, has created standard LIBOR replacement language for new and modified loan notes, and is monitoring the remaining loans with LIBOR rates monthly to ensure progress in updating these loans with acceptable LIBOR replacement language or converting them to other interest rates. During 2021, the Company did not offer LIBOR-indexed rates on loans which it originated, although it did participate in some shared credit agreements originated by other banks subject to the

Company’s determination that the LIBOR replacement language in the loan documents met the Company’s standards. Pursuant to the Joint Regulatory Statement on LIBOR transition issued in October 2021, the Company’s policy, as of January 1, 2022, is not to enter into any new LIBOR-based credit agreements and not extend, renew, or modify prior LIBOR credit agreements without requiring conversion of the agreements to other interest rates. The adoption of ASU 2020-04 has not had a material impact on the Company’s financial position or results of operations.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

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

Credit Losses on Financial Instruments - In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings made to borrowers experiencing financial difficulty. ASU 2022-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently completing its evaluation of the impact this standard will have on its results of operations, financial position and disclosures.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps will be effective beginning in the third quarter of 2023 and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				December 31, 2022		December 31, 2021
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$104,833	$1,001,715	$10,524

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	2022	2021	2022	2021
Investment securities - Available-for-sale	$944,115	$1,050,188	$106,321	$10,588

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets for the years ended December 31, 2022 and 2021.

	2022		2021
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$413,968	$34,490	$318,428	$15,328
Derivative liabilities	414,955	34,440	321,985	15,443

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $11.6 million as of December 31, 2022.

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

The outstanding notional value as of December 31, 2022 for energy hedging Customer Sell to Company swaps were $2.6 million and the corresponding Company Sell to Dealer swaps were $2.6 million and the corresponding net fair value of the derivative asset and derivative liability was $49,000. The outstanding notional value as of December 31, 2021 for energy hedging Customer Sell to Company swaps were $12.1 million and the corresponding Company Sell to Dealer swaps were $12.1 million and the corresponding net fair value of the derivative asset and derivative liability was $199,000.

NOTE 22: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings incidental to the conduct of the Company’s business, including proceedings based on breach of contract claims, lender liability claims, and other ordinary-course claims, some of which seek substantial relief or damages.

On May 22, 2019, Danny Walkingstick and Whitnye Fort filed a putative class action complaint against Simmons Bank in the United States District Court for the Western District of Missouri. The operative complaint alleges that Simmons Bank improperly charges overdraft fees on transactions that did not actually overdraw customers’ accounts by utilizing the checking account’s “available balance” to assess overdraft fees instead of the “ledger balance.” Plaintiffs’ claims include breach of contract and unjust enrichment, and they seek to represent a proposed class of all Simmons Bank checking account customers who were assessed an overdraft fee on a transaction that purportedly did not overdraw the account. Plaintiffs seek unspecified damages, costs, attorneys’ fees, pre- and post-judgment interest, and other relief as the Court deems proper for themselves and the putative class. Simmons Bank denies the allegations but entered into a settlement agreement and release with the plaintiffs on behalf of themselves and the proposed class to resolve this matter, which settlement received the court’s final approval in November 2022. The settlement did not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

On January 14, 2020, Susanne Pace filed a putative class action complaint in the Circuit Court of Boone County, Missouri against Landmark Bank, formerly a wholly-owned subsidiary of The Landrum Company, to which Simmons Bank is a successor by merger in connection with the Company’s acquisition of The Landrum Company, which closed in October 2019. The complaint alleges that Landmark Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserts a claim for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all Landmark Bank checking account customers from Missouri who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff seeks unspecified actual, statutory, and punitive damages as well as costs, attorneys’ fees, prejudgment interest, an injunction, and other relief as the Court deems proper for herself and the putative class. Simmons Bank denies the allegations but entered into a settlement agreement and release with the plaintiffs on behalf of themselves and the proposed class to resolve this matter, which settlement received the court’s final approval in January 2023. The settlement did not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

On May 13, 2021, Susanne Pace filed a second putative class action complaint in the circuit court of Boone County, Missouri against Landmark Bank, to which Simmons Bank is a successor by merger, which was removed to the United States District Court for the Western District of Missouri, Central Division. The complaint alleged that Landmark Bank improperly charged multiple insufficient funds or overdraft fees when a merchant or other originator resubmits a rejected payment request. The complaint asserted claims for breach of contract, including breach of the covenant of good faith and fair dealing. Plaintiff sought to represent a proposed class of all Landmark Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiff sought unspecified damages, costs, attorney’s fees, pre- and post-judgment interest, an injunction, and other relief as the Court deems proper for herself and the purported class. Simmons Bank denies the allegations, and on January 11, 2022, the Court granted Simmons Bank’s motion to compel arbitration. The matter was resolved in September 2022 and did not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows.

On June 29, 2020, Shunda Wilkins, Diann Graham, and David Watson filed a putative class action complaint against Simmons Bank in the United States District Court for the Eastern District of Arkansas. The complaint alleges that Simmons Bank improperly charges multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserts claims for breach of contract and unjust enrichment. Plaintiffs seek to represent a proposed class of all Simmons Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiffs seek unspecified damages, costs, attorney’s fees, pre-judgment interest, an injunction, and other relief as the Court deems proper for themselves and the purported class. Simmons Bank denies the allegations and is vigorously defending the matter. On February 9, 2023, the district court denied plaintiffs’ motion for class certification, granted Simmons Bank’s motion for summary judgment in part, and granted Simmons Bank’s motion to exclude testimony of plaintiffs’ expert. The lawsuit remains pending.

We establish reserves for legal proceedings when potential losses become probable and can be reasonably estimated. While the ultimate resolution (including amounts thereof) of any legal proceedings, including the Wilkins matter described above, cannot be determined at this time, based on information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any of these proceedings, which may be material to the Company’s results of operations for a given fiscal period.

NOTE 23: STOCKHOLDERS’ EQUITY

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At December 31, 2022, Simmons Bank had approximately $114.0 million available for payment of dividends to the Company, without prior regulatory approval. Past dividends are not necessarily indicative of amounts that may be paid, or available to be paid, in future periods.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2022, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules and exceeded the fully phased in capital conservation buffer.

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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2022
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,948,490	14.2	$1,661,121	8.0	N/A
Simmons Bank	2,743,625	13.3	1,650,301	8.0	2,062,876	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,466,874	11.9	1,243,802	6.0	N/A
Simmons Bank	2,628,002	12.7	1,241,576	6.0	1,655,434	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,466,874	11.9	932,852	4.5	N/A
Simmons Bank	2,628,002	12.7	931,182	4.5	1,345,040	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,466,874	9.3	1,061,021	4.0	N/A
Simmons Bank	2,628,002	10.0	1,051,201	4.0	1,314,001	5.0

December 31, 2021
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,603,142	16.7	$1,247,014	8.0	N/A
Simmons Bank	2,389,704	15.4	1,241,405	8.0	1,551,756	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,147,158	13.8	933,547	6.0	N/A
Simmons Bank	2,317,855	15.0	927,142	6.0	1,236,189	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,147,158	13.8	700,160	4.5	N/A
Simmons Bank	2,317,855	15.0	695,357	4.5	1,004,404	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,147,158	9.1	943,806	4.0	N/A
Simmons Bank	2,317,855	9.8	946,063	4.0	1,182,579	5.0

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2022 and 2021

(In thousands)	2022	2021
ASSETS
Cash and cash equivalents	$116,915	$175,711
Investment securities	6,109	2,932
Investments in wholly-owned subsidiaries	3,453,961	3,444,624
Loans	1,412	2,610
Intangible assets, net	133	133
Premises and equipment	22,083	23,861
Other assets	80,513	53,877
TOTAL ASSETS	$3,681,126	$3,703,748

LIABILITIES
Long-term debt	$386,798	$406,552
Other liabilities	24,966	48,355
Total liabilities	411,764	454,907

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	1,270	1,127
Surplus	2,530,066	2,164,989
Undivided profits	1,255,586	1,093,270
Accumulated other comprehensive loss:
Unrealized depreciation on available-for-sale securities, net of income taxes of $(183,124) and $(3,731) at December 31, 2022 and 2021 respectively	(517,560)	(10,545)
Total stockholders’ equity	3,269,362	3,248,841
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,681,126	$3,703,748

Condensed Statements of Income
Years Ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020
INCOME
Dividends from subsidiaries	$219,868	$227,310	$311,253
Other income	508	1,080	762
Income	220,376	228,390	312,015
EXPENSE	46,133	44,847	37,204
Income before income taxes and equity in undistributed net income of subsidiaries	174,243	183,543	274,811
Provision for income taxes	(9,391)	(11,314)	(9,438)

Income before equity in undistributed net income of subsidiaries	183,634	194,857	284,249
Equity in undistributed net income (loss) of subsidiaries	72,778	76,299	(29,345)

NET INCOME	256,412	271,156	254,904
Preferred stock dividends	—	47	52

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$256,412	$271,109	$254,852

Condensed Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020
NET INCOME	$256,412	$271,156	$254,904

OTHER COMPREHENSIVE INCOME (LOSS)
Equity in other comprehensive income (loss) of subsidiaries	(507,015)	(70,271)	38,835

COMPREHENSIVE INCOME (LOSS)	$(250,603)	$200,885	$293,739

Condensed Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020

(In thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$256,412	$271,156	$254,904
Items not requiring (providing) cash
Stock-based compensation expense	15,317	15,868	13,197
Depreciation and amortization	1,981	1,805	1,796
Deferred income taxes	(652)	3,347	1,583
Equity in undistributed net income (loss) of bank subsidiaries	(72,778)	(76,299)	29,345

Changes in:
Other assets	(26,775)	(2,099)	(27,056)
Other liabilities	(28,745)	11,109	7,790
Net cash provided by operating activities	144,760	224,887	281,559

CASH FLOWS FROM INVESTING ACTIVITIES

Net collections (originations) of loans	1,198	(2,139)	186
Net (purchases of) proceeds from premises and equipment	(21)	(83)	(7)
(Advances to) repayment for subsidiaries	—	—	(15,363)
Cash acquired (paid) in business combinations	60,126	(6,818)	—
Other, net	1,688	2	185
Net cash provided by (used in) investing activities	62,991	(9,038)	(14,999)

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayment) issuance of long-term debt, net	(57,436)	(1,563)	(7,442)
(Cancellation) issuance of common stock, net	(3,882)	1,460	(3,131)
Stock repurchases	(111,133)	(132,459)	(113,327)
Dividends paid on preferred stock	—	(47)	(52)
Dividends paid on common stock	(94,096)	(78,845)	(74,593)
Preferred stock retirement	—	(767)	—
Net cash used in financing activities	(266,547)	(212,221)	(198,545)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,796)	3,628	68,015

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	175,711	172,083	104,068

CASH AND CASH EQUIVALENTS, END OF YEAR	$116,915	$175,711	$172,083

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

(b) Changes in Internal Controls. Our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting, as well as the audit report of FORVIS, LLP on the Company’s internal control over financial reporting are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by this reference.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2023, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end (the “Proxy Statement”) under the captions “Proposal 2 - Election of Directors,” “Audit Committee,” “Delinquent Section 16(a) Reports,” “Code of Ethics,” “ Executive Officers,” and the last two paragraphs under the caption “Transactions with Related Persons.”

The table below also sets forth the names and principal occupations of the Company’s executive officers.

Name	Principal Occupation
George A. Makris, Jr.	Executive Chairman and Chairman of the Board*
Robert A. Fehlman	Chief Executive Officer*
James M. Brogdon	President and Chief Financial Officer*
Stephen C. Massanelli	Senior Executive Vice President and Chief Administrative Officer*
Matthew S. Reddin	Executive Vice President and Chief Banking Officer, Simmons Bank
George A. Makris III	Executive Vice President, General Counsel and Secretary*
Jennifer B. Compton	Executive Vice President and Chief People Officer*
David W. Garner	Executive Vice President and Chief Accounting Officer*
Ann Madea	Executive Vice President and Chief Information Officer*
Chad Rawls	Executive Vice President and Chief Credit Officer, Simmons Bank
Brad Yaney	Executive Vice President of Credit Risk Management, Simmons Bank
_________________
* The officer holds the positions at both the Company and Simmons Bank.

The table below also sets forth the names, principal occupations, and employers of the Company’s directors.

Name	Principal Occupation and Employer
Dean Bass	Retired Chairman and Chief Executive Officer, Spirit of Texas Bancshares, Inc. and Spirit of Texas Bank, SSB
Jay Burchfield	Retired Chairman, Ozark Trust and Investment Corp.
Marty D. Casteel	Retired Senior Executive Vice President of the Company; Retired Chairman, President and Chief Executive Officer of Simmons Bank
William E. Clark, II	Chairman and Chief Executive Officer, Clark Contractors, LLC
Steven A. Cossé	Retired President and Chief Executive Officer, Murphy Oil Corporation
Mark C. Doramus	Chief Financial Officer, Stephens Inc.
Edward Drilling	Retired Senior Vice President of External and Regulatory Affairs, AT&T Inc.
Eugene Hunt	Attorney, Hunt Law Firm
Jerry Hunter	Senior Counsel, Bryan Cave Leighton Paisner LLP
Susan Lanigan	Retired Executive Vice President and General Counsel, Chico’s FAS, Inc.
George A. Makris, Jr.	Executive Chairman and Chairman of the Board, the Company and Simmons Bank
W. Scott McGeorge	Chairman, Pine Bluff Sand and Gravel Company
Tom Purvis	Partner, L2L Development Advisors, LLC
Robert L. Shoptaw	Retired Executive, Arkansas Blue Cross and Blue Shield
Julie Stackhouse	Retired Executive Vice President, Federal Reserve Bank of St. Louis
Russell W. Teubner	Distinguished Engineer, Broadcom, Inc.
Mindy West	Executive Vice President, Chief Financial Officer and Treasurer, Murphy USA Inc

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated herein by reference from the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Relationship of Compensation Policies and Practices to Risk Management,” “Summary of Compensation and Other Payments to the Named Executive Officers,” “2022 Pay Ratio Disclosure,” “Director Compensation,” and “2022 Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated herein by reference from the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated herein by reference from the Proxy Statement under the captions “Transactions with Related Persons,” “Policies and Procedures for Approval of Related Party Transactions,” and the first two paragraphs under the caption “Proposal 2 – Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated herein by reference from the Proxy Statement under the caption “Principal Accountant Fees” and the fourth paragraph under the caption “Audit Committee.”

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

2.3	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.4	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.5	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

Exhibit No.	Description
2.6	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.11 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.12 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation filed on March 4, 2019 (File No. 333-229378)).

2.11	Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation Current Report on Form 8-K filed on July 31, 2019 (File No. 000-6253)).

2.12	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.13	Agreement and Plan of Merger, dated as of June 4, 2021, by and between Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.14	Agreement and Plan of Merger, dated as of November 18, 2021, by and between Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).

3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).

3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on February 18, 2022 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

4.2	Description of Registrant’s Securities.*

Exhibit No.	Description

10.1	Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 7, 2020 (File No. 000-06253)).^

10.2
Form of Associate Restricted Stock Unit Award Certificate and Terms and Conditions (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.3
Form of Associate Restricted Stock Unit Award Certificate and Terms and Conditions (2022) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.4
Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2020) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.5
Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2021) (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 000-06253)).^

10.6	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2022) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.7	Form of Associate Cash Award Certificate and Terms and Conditions (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 000-06253)).^

10.8	Form of Associate Cash Award Certificate and Terms and Conditions (2022) (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.9	Form of Director Restricted Stock Unit Award Certificate and Terms and Conditions (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.10	Form of Director Restricted Stock Unit Award Certificate and Terms and Conditions (2022) (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.11	Deferred Compensation Agreement for Marty D. Casteel dated January 22, 2018 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253)).^

10.12
Deferred Compensation Agreement for George A. Makris, Jr. dated January 2, 2013 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 7, 2013 (File No. 000-06253)).^

10.13
Amendment to Deferred Compensation Agreement for George A. Makris, Jr. dated January 25, 2018 (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253)).^

10.14
Amended and Restated Deferred Compensation Agreement for Robert A. Fehlman effective February 27, 2017 (incorporated by reference to Exhibit 10.25 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 000-06253)).^

10.15
First Amended and Restated Executive Change in Control Severance Agreement for George A. Makris, Jr. dated March 26, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 1, 2021 (File No. 000-06253)).^

Exhibit No.	Description
10.16
First Amended and Restated Executive Change in Control Severance Agreement for Stephen C. Massanelli dated March 26, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 1, 2021 (File No. 000-06253)).^

10.17
Deferred Compensation Agreement for Marty D. Casteel dated January 25, 2010 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 29, 2010 (File No. 000-06253)).^

10.18
Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on March 2, 2006 (File No. 000-06253)).^

10.19
First Amendment to Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March, 1, 2006. (incorporated by reference to Exhibit 10.14 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.20	Second Amendment to Amended and Restated Executive Severance Agreement for Robert A. Fehlman dated March 1, 2006. (incorporated by reference to Exhibit 10.15 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.21
Deferred Compensation Agreement for Jennifer B. Compton dated February 28, 2017 (incorporated by reference to Exhibit 10.11 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-06235)).^

10.22
First Amendment to Deferred Compensation Agreement for Jennifer B. Compton dated July 27, 2022 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06235)).^

10.23
First Amended and Restated Executive Change in Control Severance Agreement for Jennifer B. Compton dated March 26, 2021 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.24
First Amended and Restated Executive Change in Control Severance Agreement for David Garner dated March 26, 2021 (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.25
First Amended and Restated Executive Change in Control Severance Agreement for George A. Makris III dated March 26, 2021 (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.26
First Amended and Restated Executive Change in Control Severance Agreement for Matthew S. Reddin dated March 26, 2021 (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.27	Deferred Compensation Agreement for George A. Makris III dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.28
First Amendment to Deferred Compensation Agreement for George A. Makris III dated July 27, 2022 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06235)).^

10.29	Deferred Compensation Agreement for Matthew Reddin dated March 7, 2017. (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.30
First Amendment to Deferred Compensation Agreement for Matthew Reddin dated August 4, 2022 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06235)).^

Exhibit No.	Description
10.31
Deferred Compensation Agreement for David Garner dated January 2, 2020 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 000-06253)).^

10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.33	Indemnification Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.34	Executive Change in Control Severance Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.35	Deferred Compensation Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.36	Simmons First National Corporation Directors Deferred Compensation Plan (Amended and Restated Effective December 31, 2022).*^

14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on July 28, 2020 (File No. 000-06253)).

14.2	Finance Group Code of Ethics, dated July 2003 (incorporated by reference to Exhibit 14 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-06253)).

21	Subsidiaries of the Registrant.*

23	Consent of FORVIS, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, President and Chief Financial Officer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, President and Chief Financial Officer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. * / **

101.SCH	Inline XBRL Taxonomy Extension Schema.* / **

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.* / **

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.* / **

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. * / **

Exhibit No.	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.* / **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). **
______________________________________________________________________________________________

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ James M. Brogdon	February 27, 2023
James M. Brogdon, President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 27, 2023.

Signature	Title

/s/ George A. Makris, Jr.	Executive Chairman and Director
George A. Makris, Jr.

/s/ Robert A. Fehlman	Chief Executive Officer
Robert A. Fehlman	(Principal Executive Officer)

/s/ James M. Brogdon	President and Chief Financial Officer
James M. Brogdon	(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President and Chief Accounting Officer
David W. Garner	(Principal Accounting Officer)

/s/ Dean Bass	Director
Dean Bass

/s/ Jay Burchfield	Director
Jay Burchfield

/s/ Marty D. Casteel	Director
Marty D. Casteel

/s/ William E. Clark, II	Director
William E. Clark, II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Susan Lanigan	Director
Susan Lanigan

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Tom Purvis	Director
Tom Purvis

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Julie Stackhouse	Director
Julie Stackhouse

/s/ Russell W. Teubner	Director
Russell W. Teubner

/s/ Mindy West	Director
Mindy West