Form 10-Q
period 2023-03-31
SIMMONS FIRST NATIONAL CORP
filed 2023-05-05
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares outstanding of the Registrant’s Common Stock as of May 3, 2023, was 127,327,408.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2023

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)
Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2023 and December 31, 2022

	March 31,	December 31,
(In thousands, except share data)	2023	2022
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$199,316	$200,616
Interest bearing balances due from banks and federal funds sold	325,135	481,506
Cash and cash equivalents	524,451	682,122
Interest bearing balances due from banks - time	795	795
Investment securities:
Held-to-maturity, net of allowance for credit losses of $1,888 and $1,388 at March 31, 2023 and December 31, 2022, respectively	3,765,483	3,759,706
Available-for-sale, net of allowance for credit losses of $5,800 at March 31, 2023 (amortized cost of $4,186,431 and $4,331,413 at March 31, 2023 and December 31, 2022, respectively)	3,755,956	3,852,854
Total investments	7,521,439	7,612,560
Mortgage loans held for sale	4,244	3,486
Loans	16,555,098	16,142,124
Allowance for credit losses on loans	(206,557)	(196,955)
Net loans	16,348,541	15,945,169
Premises and equipment	564,497	548,741
Foreclosed assets and other real estate owned	2,721	2,887
Interest receivable	98,775	102,892
Bank owned life insurance	493,191	491,340
Goodwill	1,320,799	1,319,598
Other intangible assets	124,854	128,951
Other assets	579,139	622,520
Total assets	$27,583,446	$27,461,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$5,489,434	$6,016,651
Interest bearing transaction accounts and savings deposits	11,283,584	11,762,885
Time deposits	5,678,757	4,768,558
Total deposits	22,451,775	22,548,094
Federal funds purchased and securities sold under agreements to repurchase	142,862	160,403
Other borrowings	1,023,826	859,296
Subordinated notes and debentures	366,027	365,989
Accrued interest and other liabilities	259,055	257,917
Total liabilities	24,243,545	24,191,699

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at March 31, 2023 and December 31, 2022; 127,282,192 and 127,046,654 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,273	1,270
Surplus	2,533,589	2,530,066
Undivided profits	1,275,720	1,255,586
Accumulated other comprehensive loss	(470,681)	(517,560)
Total stockholders’ equity	3,339,901	3,269,362
Total liabilities and stockholders’ equity	$27,583,446	$27,461,061

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
	(Unaudited)
INTEREST INCOME
Loans, including fees	$227,498	$127,176
Interest bearing balances due from banks and federal funds sold	2,783	649
Investment securities	48,774	33,712
Mortgage loans held for sale	82	190
TOTAL INTEREST INCOME	279,137	161,727

INTEREST EXPENSE
Deposits	87,528	6,817
Federal funds purchased and securities sold under agreements to repurchase	323	68
Other borrowings	8,848	4,779
Subordinated notes and debentures	4,603	4,457
TOTAL INTEREST EXPENSE	101,302	16,121

NET INTEREST INCOME	177,835	145,606
Provision for credit losses	24,216	(19,914)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	153,619	165,520

NONINTEREST INCOME
Service charges on deposit accounts	12,437	10,696
Debit and credit card fees	7,952	7,449
Wealth management fees	7,365	7,968
Mortgage lending income	1,570	4,550
Bank owned life insurance income	2,973	2,706
Other service charges and fees	2,282	1,637
Loss on sale of securities, net	—	(54)
Other income	11,256	7,266
TOTAL NONINTEREST INCOME	45,835	42,218

NONINTEREST EXPENSE
Salaries and employee benefits	77,038	67,906
Occupancy expense, net	11,578	10,023
Furniture and equipment expense	5,051	4,775
Other real estate and foreclosure expense	186	343
Deposit insurance	4,893	1,838
Merger related costs	1,396	1,886
Other operating expenses	43,086	41,646
TOTAL NONINTEREST EXPENSE	143,228	128,417

INCOME BEFORE INCOME TAXES	56,226	79,321
Provision for income taxes	10,637	14,226

NET INCOME	$45,589	$65,095
BASIC EARNINGS PER SHARE	$0.36	$0.58
DILUTED EARNINGS PER SHARE	$0.36	$0.58
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(In thousands)	2023	2022
	(Unaudited)
NET INCOME	$45,589	$65,095

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	69,963	(465,708)
Less: Reclassification adjustment for realized losses included in net income	—	(54)
Less: Realized gains (losses) on available-for-sale securities interest rate hedges	13,545	(37,199)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(7,048)	(84)
Other comprehensive income (loss), before tax effect	63,466	(428,371)
Less: Tax effect of other comprehensive income (loss)	16,587	(111,955)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	46,879	(316,416)

COMPREHENSIVE INCOME (LOSS)	$92,468	$(251,321)

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022

(In thousands)	March 31, 2023	March 31, 2022
	(Unaudited)
OPERATING ACTIVITIES
Net income	$45,589	$65,095
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,012	11,637
Provision for credit losses	24,216	(19,914)
Loss on sale of investments	—	54
Net amortization (accretion) of investment securities and assets	2,245	(13,176)
Net amortization on borrowings	38	111
Stock-based compensation expense	4,861	3,941
Loss (gain) on sale of foreclosed assets and other real estate owned	8	(235)
Gain on sale of mortgage loans held for sale	(1,423)	(2,931)
Deferred income taxes	(179)	9,107
Income from bank owned life insurance	(3,334)	(2,706)
Originations of mortgage loans held for sale	(50,269)	(189,361)
Proceeds from sale of mortgage loans held for sale	50,934	210,442
Changes in assets and liabilities:
Interest receivable	4,117	3,633
Other assets	22,581	(19,178)
Accrued interest and other liabilities	(2,621)	(5,045)
Income taxes payable	(10,028)	9,051
Net cash provided by operating activities	98,747	60,525

INVESTING ACTIVITIES
Net change in loans	(412,077)	(22,060)
Proceeds from sale of loans	237	1,237
Net change in due from banks - time	—	25
Purchases of premises and equipment, net	(10,490)	(7,156)
Proceeds from sale of foreclosed assets and other real estate owned	289	1,623
Proceeds from maturities of available-for-sale securities	155,361	194,961
Purchases of available-for-sale securities	(745)	(162,359)
Proceeds from maturities of held-to-maturity securities	16,979	17,491
Purchases of held-to-maturity securities	(31,704)	(44,638)
Proceeds from bank owned life insurance death benefits	1,483	—
Net cash used in investing activities	(280,667)	(20,876)

FINANCING ACTIVITIES
Net change in deposits	(95,950)	25,874
Dividends paid on common stock	(25,455)	(21,375)
Net change in other borrowed funds	164,530	(730)
Net change in federal funds purchased and securities sold under agreements to repurchase	(17,541)	11,425
Net shares issued (cancelled) under stock compensation plans	(2,168)	(3,575)
Shares issued under employee stock purchase plan	833	1,151
Repurchases of common stock	—	(16,055)
Net cash provided by (used in) financing activities	24,249	(3,285)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(157,671)	36,364
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	682,122	1,650,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$524,451	$1,687,017
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2023 and 2022

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended March 31, 2023
Balance, December 31, 2022	$1,270	$2,530,066	$(517,560)	$1,255,586	$3,269,362

Comprehensive income	—	—	46,879	45,589	92,468
Stock issued for employee stock purchase plan – 42,510 shares	—	833	—	—	833
Stock-based compensation plans, net – 193,028 shares	3	2,690	—	—	2,693
Dividends on common stock – $0.20 per share	—	—	—	(25,455)	(25,455)

Balance, March 31, 2023 (Unaudited)	$1,273	$2,533,589	$(470,681)	$1,275,720	$3,339,901

Three Months Ended March 31, 2022
Balance, December 31, 2021	$1,127	$2,164,989	$(10,545)	$1,093,270	$3,248,841

Comprehensive (loss) income	—	—	(316,416)	65,095	(251,321)
Stock issued for employee stock purchase plan – 59,475 shares	1	1,150	—	—	1,151
Stock-based compensation plans, net – 244,361 shares	2	364	—	—	366
Stock repurchases – 513,725 shares	(5)	(16,050)	—	—	(16,055)
Dividends on common stock – $0.19 per share	—	—	—	(21,375)	(21,375)

Balance, March 31, 2022 (Unaudited)	$1,125	$2,150,453	$(326,961)	$1,136,990	$2,961,607

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 231 financial centers as of March 31, 2023, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2022, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.

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

Recently Adopted Accounting Standards

Investment-Income Taxes - In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”), that introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). ASU 2023-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2023, with early adoption permitted. The Company elected to early adopt ASU 2023-02 and apply the proportional amortization method for all income tax credits during the first quarter 2023 by utilizing the modified retrospective method. The adoption of ASU 2023-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Credit Losses on Financial Instruments - In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings made to borrowers experiencing financial difficulty. ASU 2022-02 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. As a result, comparative disclosures to prior periods will not be available until such time as both periods disclosed are subject to the new guidance. The adoption of ASU 2022-02 did not have a material impact on the Company’s results of operations or financial position. See Note 5, Loans and Allowance for Credit Losses, for additional information.

Fair Value Hedging - In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (“ASU 2022-01”), which clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-12 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same method to similar hedging strategies. ASU 2022-01 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of 2022-01 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021. Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the LIBOR, ceased the publication of one-week and two-month USD LIBOR and will cease the publications of the remaining tenors of USD LIBOR (one, three, six and 12-month) immediately after June 30, 2023.

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

Leases - In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (“ASU 2021-05”), that amends lease classification requirements for lessors. In accordance with ASU 2021-05, lessors should classify and account for a lease that have variable lease payments that do not depend on a reference index rate as an operating lease if both of the following criteria are met: i) the lease would have been classified as a sales-type lease or a direct financing lease under the previous lease classification criteria and ii) sales-type or direct financing lease classification would result in a Day 1 loss. ASU 2021-05 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2021-05 did not have a material impact on the Company’s results of operations, financial position or disclosures.

In the first quarter of 2023, the Company refined the current expected credit losses calculation process by improving systems, models, processes, methodology, and assumptions used within the calculation. After multiple parallel runs during the first quarter 2023 with the former process, it was determined that the changes did not and are not expected to result in material differences of results.

There have been no other significant changes to the Company’s accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

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

Goodwill of $174.1 million was recorded as a result of the transaction. The merger strengthened the Company’s position in the Texas market and brought forth additional opportunities in the Company’s current footprint, which gave rise to the goodwill recorded. The goodwill will not be deductible for tax purposes.

A summary, at fair value, of the assets acquired and liabilities assumed in the Spirit acquisition, as of the acquisition date, is as follows:

(In thousands)	Acquired from Spirit	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and due from banks	$277,790	$—	$277,790
Investment securities	362,088	(13,401)	348,687
Loans acquired	2,314,085	(19,925)	2,294,160
Allowance for credit losses on loans	(17,005)	7,382	(9,623)
Premises and equipment	84,135	(19,074)	65,061
Bank owned life insurance	36,890	—	36,890
Goodwill	77,681	(77,681)	—
Core deposit and other intangible assets	6,245	32,386	38,631
Other assets	58,403	(3,411)	54,992
Total assets acquired	$3,200,312	$(93,724)	$3,106,588

Liabilities Assumed
Deposits:
Noninterest bearing transaction accounts	$825,228	$(534)	$824,694
Interest bearing transaction accounts and savings deposits	1,383,663	—	1,383,663
Time deposits	509,209	1,081	510,290
Total deposits	2,718,100	547	2,718,647
Other borrowings	37,547	503	38,050
Subordinated debentures	36,491	879	37,370
Accrued interest and other liabilities	23,667	(3,311)	20,356
Total liabilities assumed	2,815,805	(1,382)	2,814,423
Equity	384,507	(384,507)	—
Total equity assumed	384,507	(384,507)	—
Total liabilities and equity assumed	$3,200,312	$(385,889)	$2,814,423
Net assets acquired			292,165
Purchase price			466,311
Goodwill			$174,146

During 2023, the Company finalized its analysis of the loans acquired along with other acquired assets and assumed liabilities related to the Spirit acquisition.

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisition above.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. As of March 31, 2023, the related remaining combined net unrealized losses of $141.0 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

March 31, 2023
U.S. Government agencies	$451,052	$—	$451,052	$—	$(92,267)	$358,785
Mortgage-backed securities	1,201,418	—	1,201,418	27	(103,863)	1,097,582
State and political subdivisions	1,860,332	(362)	1,859,970	189	(393,539)	1,466,620
Other securities	254,569	(1,526)	253,043	—	(27,054)	225,989
Total HTM	$3,767,371	$(1,888)	$3,765,483	$216	$(616,723)	$3,148,976

December 31, 2022
U.S. Government agencies	$448,012	$—	$448,012	$—	$(102,558)	$345,454
Mortgage-backed securities	1,190,781	—	1,190,781	227	(118,960)	1,072,048
State and political subdivisions	1,861,102	(110)	1,860,992	56	(446,198)	1,414,850
Other securities	261,199	(1,278)	259,921	—	(29,040)	230,881
Total HTM	$3,761,094	$(1,388)	$3,759,706	$283	$(696,756)	$3,063,233

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of March 31, 2023, HTM MBS consists of $146.5 million and $1.05 billion of commercial MBS and residential MBS, respectively. As of December 31, 2022, HTM MBS consists of $149.2 million and $1.04 billion of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

March 31, 2023
U.S. Treasury	$2,264	$—	$—	$(44)	$2,220
U.S. Government agencies	188,141	—	73	(6,371)	181,843
Mortgage-backed securities	2,664,735	—	37	(231,242)	2,433,530
State and political subdivisions	1,060,198	—	272	(164,574)	895,896
Other securities	271,093	(5,800)	—	(22,826)	242,467
Total AFS	$4,186,431	$(5,800)	$382	$(425,057)	$3,755,956

December 31, 2022
U.S. Treasury	$2,257	$—	$—	$(60)	$2,197
U.S. Government agencies	191,498	—	103	(7,322)	184,279
Mortgage-backed securities	2,809,319	—	20	(266,437)	2,542,902
State and political subdivisions	1,056,124	—	250	(185,300)	871,074
Other securities	272,215	—	—	(19,813)	252,402
Total AFS	$4,331,413	$—	$373	$(478,932)	$3,852,854

As of March 31, 2023, AFS MBS consists of $985.7 million and $1.45 billion of commercial MBS and residential MBS, respectively. As of December 31, 2022, AFS MBS consists of $1.07 billion and $1.47 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at March 31, 2023 was $17.4 million and $16.7 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of March 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$2,220	$(44)	$—	$—	$2,220	$(44)
U.S. Government agencies	85,993	(2,409)	80,154	(3,962)	166,147	(6,371)
Mortgage-backed securities	442,923	(7,396)	1,980,733	(223,846)	2,423,656	(231,242)
State and political subdivisions	47,760	(2,572)	813,859	(162,002)	861,619	(164,574)
Other securities	83,075	(8,499)	146,131	(8,527)	229,206	(17,026)
Total AFS	$661,971	$(20,920)	$3,020,877	$(398,337)	$3,682,848	$(419,257)

As of March 31, 2023, the Company’s investment portfolio included $3.76 billion of AFS securities, of which $3.68 billion, or 98.1%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

Regarding securities issued by state and political subdivisions and other HTM securities, the adequacy of the reserve for credit loss is determined quarterly based on methodology similar to the methodology for determining the loan allowance for credit losses. The methodology considers, but is not limited to: (i) issuer bond ratings, (ii) issuer geography, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) probability-weighted multiple scenario forecasts, and (v) the issuers’ size.

The following table details activity in the allowance for credit losses by investment security type for the three months ended March 31, 2023 on the Company’s HTM and AFS securities portfolios.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2023
Held-to-maturity
Beginning balance, January 1, 2023	$110	$1,278	$1,388
Provision for credit loss expense	252	248	500
Ending balance, March 31, 2023	$362	$1,526	$1,888

Available-for-sale
Beginning balance, January 1, 2023	$—	$—	$—
Provision for credit loss expense	—	12,800	12,800
Securities charged-off	—	(7,000)	(7,000)
Ending balance, March 31, 2023	$—	$5,800	$5,800

Activity in the allowance for credit losses by investment security type for the three months ended March 31, 2022 on the Company’s HTM securities portfolio was as follows:

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2022
Held-to-maturity
Beginning balance, January 1, 2022	$1,197	$82	$1,279
Provision for credit loss expense	—	—	—
Recoveries	88	10	98
Ending balance, March 31, 2022	$1,285	$92	$1,377

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, the provision for credit losses related to AFS securities recorded for the three months ended March 31, 2023 was $12.8 million, while no provision for credit losses related to AFS securities was recorded during the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company charged-off $7.0 million directly related to one corporate bond which was deemed uncollectible in the period. The remaining allowance for credit loss on the AFS portfolio of $5.8 million at March 31, 2023 is related to outstanding exposure for two nonperforming corporate bonds.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2023:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$183,761	$287,490	$—	$471,251	$—
Aa/AA	633,064	525,076	—	1,158,140	—
A	47,706	171,293	—	218,999	101,586
Baa/BBB	—	3,387	—	3,387	152,983
Not Rated	8,555	—	—	8,555	—
Total	$873,086	$987,246	$—	$1,860,332	$254,569

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

Income earned on securities for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Taxable:
Held-to-maturity	$11,013	$1,912
Available-for-sale	21,791	16,236

Non-taxable:
Held-to-maturity	10,126	6,102
Available-for-sale	5,844	9,462
Total	$48,774	$33,712

The amortized cost and estimated fair value by maturity of securities as of March 31, 2023 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,413	$2,413	$12,552	$12,376
After one through five years	6,455	6,332	184,643	178,272
After five through ten years	359,813	321,295	256,336	233,547
After ten years	2,197,272	1,721,354	1,067,885	897,951
Securities not due on a single maturity date	1,201,418	1,097,582	2,664,735	2,433,530
Other securities (no maturity)	—	—	280	280
Total	$3,767,371	$3,148,976	$4,186,431	$3,755,956

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.82 billion at March 31, 2023 and $3.96 billion at December 31, 2022.

There were no gross realized gains and no gross realized losses recorded from the call of securities during the three months ended March 31, 2023, as they were recognized at book value of the security. There were approximately $37,000 of gross realized gains and $91,000 of gross realized losses from the sale and calls of securities during the three months ended March 31, 2022. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2023 and 2022.

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

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Spirit Acquisition

In connection with the acquisition of Spirit, the Company acquired a portfolio of loans which were identified as held for sale by the acquired bank prior to the completion of the acquisition. These loans were valued at $35.2 million, net of fair value discounts, at the date of acquisition with no remaining balance as of March 31, 2023.

As of March 31, 2023, there were no outstanding other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2023, the Company’s loan portfolio was $16.56 billion, compared to $16.14 billion at December 31, 2022. The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Consumer:
Credit cards	$188,590	$196,928
Other consumer	142,817	152,882
Total consumer	331,407	349,810
Real Estate:
Construction and development	2,777,122	2,566,649
Single family residential	2,589,831	2,546,115
Other commercial	7,520,964	7,468,498
Total real estate	12,887,917	12,581,262
Commercial:
Commercial	2,669,731	2,632,290
Agricultural	220,641	205,623
Total commercial	2,890,372	2,837,913
Other	445,402	373,139
Total loans	$16,555,098	$16,142,124

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as net deferred origination fees totaling $19.2 million and $26.4 million at March 31, 2023 and December 31, 2022, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $64.7 million and $65.4 million at March 31, 2023 and December 31, 2022, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of March 31, 2023 and December 31, 2022, the total outstanding balance of PPP loans was $7.8 million and $8.9 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Consumer:
Credit cards	$266	$349
Other consumer	440	433
Total consumer	706	782
Real estate:
Construction and development	4,783	2,799
Single family residential	23,509	22,319
Other commercial	12,446	14,998
Total real estate	40,738	40,116
Commercial:
Commercial	21,628	17,356
Agricultural	143	177
Total commercial	21,771	17,533
Other	3	3
Total	$63,218	$58,434

As of March 31, 2023 and December 31, 2022, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $14.3 million and $16.9 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2023
Consumer:
Credit cards	$1,695	$385	$2,080	$186,510	$188,590	$301
Other consumer	970	308	1,278	141,539	142,817	—
Total consumer	2,665	693	3,358	328,049	331,407	301
Real estate:
Construction and development	383	4,384	4,767	2,772,355	2,777,122	—
Single family residential	19,220	9,415	28,635	2,561,196	2,589,831	—
Other commercial	3,643	3,709	7,352	7,513,612	7,520,964	—
Total real estate	23,246	17,508	40,754	12,847,163	12,887,917	—
Commercial:
Commercial	10,170	11,248	21,418	2,648,313	2,669,731	136
Agricultural	228	22	250	220,391	220,641	—
Total commercial	10,398	11,270	21,668	2,868,704	2,890,372	136
Other	—	3	3	445,399	445,402	—
Total	$36,309	$29,474	$65,783	$16,489,315	$16,555,098	$437

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2022
Consumer:
Credit cards	$1,297	$409	$1,706	$195,222	$196,928	$225
Other consumer	852	214	1,066	151,816	152,882	—
Total consumer	2,149	623	2,772	347,038	349,810	225
Real estate:
Construction and development	4,677	443	5,120	2,561,529	2,566,649	—
Single family residential	23,625	11,075	34,700	2,511,415	2,546,115	106
Other commercial	2,759	7,100	9,859	7,458,639	7,468,498	—
Total real estate	31,061	18,618	49,679	12,531,583	12,581,262	106
Commercial:
Commercial	5,034	7,575	12,609	2,619,681	2,632,290	176
Agricultural	111	67	178	205,445	205,623	—
Total commercial	5,145	7,642	12,787	2,825,126	2,837,913	176
Other	61	3	64	373,075	373,139	—
Total	$38,416	$26,886	$65,302	$16,076,822	$16,142,124	$507

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company has internal loan modification programs for borrowers experiencing financial difficulties. Modifications to borrowers experiencing financial difficulties may include interest rate reductions, principal or interest forgiveness and/or term extensions. The Company primarily uses interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

There were no loans modified for borrowers experiencing financial difficulties during the three month period ending March 31, 2023. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default. The Company defines a payment default as a payment received more than 90 days after its due date.

At March 31, 2023 and December 31, 2022, the Company had $3,248,000 and $3,009,000, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2023 and December 31, 2022, the Company had $873,000 and $853,000, respectively, of OREO secured by residential real estate properties.

Troubled Debt Restructurings (Prior to the adoption of ASU 2022-02)

When the Company restructured a loan to a borrower that was experiencing financial difficulty and granted a concession that it would not otherwise consider, a “troubled debt restructuring” (“TDR”) resulted and the Company classified the loan as a TDR. The Company granted various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

Once an obligation was restructured because of such credit problems, it continued to be considered a TDR until paid in full; or, if an obligation yielded a market interest rate and no longer has any concession regarding payment amount or amortization, then it was not considered a TDR at the beginning of the calendar year after the year in which the improvement had taken place. The Company returned TDRs to accrual status only if (1) all contractual amounts due were reasonably expected to be repaid within a prudent period and (2) repayment was in accordance with the contract for a sustained period, typically at least six months.

TDRs were individually evaluated for expected credit losses. The Company assessed the exposure for each modification, either by the fair value of the underlying collateral or the present value of expected cash flows, and determined if a specific allowance for credit losses was needed.

The following table presents a summary of TDRs segregated by class of loans as of December 31, 2022.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
Real estate:
Single-family residential	24	$1,849	12	$1,589	36	$3,438
Other commercial	—	—	—	—	—	—
Total real estate	24	1,849	12	1,589	36	3,438
Commercial:
Commercial	—	—	1	33	1	33
Total commercial	—	—	1	33	1	33
Total	24	$1,849	13	$1,622	37	$3,471

There were no loans restructured as TDRs during the three months ended March 31, 2022.

Additionally, there were no loans considered TDRs for which a payment default occurred during the three months ended March 31, 2022.

There were no TDRs with pre-modification loan balances for which Other Real Estate Owned (“OREO”) was received in full or partial satisfaction of the loans during the three month period ended March 31, 2022.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of March 31, 2023, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023 (YTD)	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$186,510	$—	$186,510
30-89 days past due	—	—	—	—	—	—	1,695	—	1,695
90+ days past due	—	—	—	—	—	—	385	—	385
Total consumer - credit cards	—	—	—	—	—	—	188,590	—	188,590
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	1,076	—	1,076
Consumer - other
Delinquency:
Current	28,219	58,085	22,060	7,913	3,236	3,480	18,546	—	141,539
30-89 days past due	7	462	186	44	23	16	232	—	970
90+ days past due	—	130	26	29	11	27	85	—	308
Total consumer - other	28,226	58,677	22,272	7,986	3,270	3,523	18,863	—	142,817
Current-period consumer - other gross charge-offs	—	247	75	22	9	69	3	—	425
Real estate - C&D
Risk rating:
Pass	33,762	214,969	60,637	45,992	18,201	28,982	2,354,137	—	2,756,680
Special mention	—	—	—	—	—	—	7,439	—	7,439
Substandard	—	965	125	5	—	2,117	9,791	—	13,003
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	33,762	215,934	60,762	45,997	18,201	31,099	2,371,367	—	2,777,122
Current-period real estate - C&D gross charge-offs	—	1,154	—	—	—	—	—	—	1,154
Real estate - SF residential
Delinquency:
Current	98,604	681,842	396,986	252,806	146,993	650,695	332,539	731	2,561,196
30-89 days past due	—	1,640	3,128	1,408	1,453	9,761	1,830	—	19,220
90+ days past due	—	443	945	788	241	6,518	480	—	9,415
Total real estate - SF residential	98,604	683,925	401,059	255,002	148,687	666,974	334,849	731	2,589,831
Current-period real estate - SF residential gross charge-offs	—	—	—	—	—	50	—	—	50
Real estate - other commercial
Risk rating:
Pass	143,975	1,796,637	1,435,738	596,675	295,324	762,808	2,179,206	—	7,210,363
Special mention	2,986	1,625	35,008	31,519	2,895	38,953	100,567	—	213,553
Substandard	599	7,854	18,781	1,550	4,241	26,317	37,706	—	97,048
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	147,560	1,806,116	1,489,527	629,744	302,460	828,078	2,317,479	—	7,520,964
Current-period real estate - other commercial gross charge-offs	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023 (YTD)	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	127,523	508,776	271,243	128,686	64,237	83,378	1,430,642	363	2,614,848
Special mention	16	12,398	1,066	24	50	1,020	10,589	—	25,163
Substandard	—	6,661	4,847	1,019	1,402	5,632	10,157	—	29,718
Doubtful and loss	—	—	—	—	—	2	—	—	2
Total commercial	127,539	527,835	277,156	129,729	65,689	90,032	1,451,388	363	2,669,731
Current-period commercial - gross charge-offs	—	165	69	47	91	33	5	—	410
Commercial - agriculture
Risk rating:
Pass	19,168	41,497	21,458	8,945	3,852	1,370	124,070	97	220,457
Special mention	—	—	—	—	14	—	—	—	14
Substandard	—	58	8	72	29	3	—	—	170
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	19,168	41,555	21,466	9,017	3,895	1,373	124,070	97	220,641
Current-period commercial - agriculture gross charge-offs	—	—	—	—	—	3	—	—	3
Other
Delinquency:
Current	20,160	151,015	29,183	7,750	4,435	44,220	188,636	—	445,399
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	20,160	151,015	29,183	7,750	4,435	44,223	188,636	—	445,402
Current-period other - gross charge-offs	—	—	—	—	—	—	31	—	31
Total	$475,019	$3,485,057	$2,301,425	$1,085,225	$546,637	$1,665,302	$6,995,242	$1,191	$16,555,098

The following table presents a summary of loans by credit quality indicator, as of December 31, 2022, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$195,222	$—	$195,222
30-89 days past due	—	—	—	—	—	—	1,297	—	1,297
90+ days past due	—	—	—	—	—	—	409	—	409
Total consumer - credit cards	—	—	—	—	—	—	196,928	—	196,928
Consumer - other
Delinquency:
Current	86,303	26,339	10,071	3,804	2,671	2,275	20,350	3	151,816
30-89 days past due	298	241	135	13	34	119	12	—	852
90+ days past due	121	47	2	1	2	41	—	—	214
Total consumer - other	86,722	26,627	10,208	3,818	2,707	2,435	20,362	3	152,882
Real estate - C&D
Risk rating:
Pass	237,304	68,916	50,912	16,920	13,625	9,611	2,163,776	334	2,561,398
Special mention	—	—	—	—	—	41	1,342	—	1,383
Substandard	1,091	116	36	13	31	103	2,478	—	3,868
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	238,395	69,032	50,948	16,933	13,656	9,755	2,167,596	334	2,566,649
Real estate - SF residential
Delinquency:
Current	700,976	411,885	295,365	141,608	192,176	440,931	324,282	4,192	2,511,415
30-89 days past due	3,105	3,415	1,290	2,018	3,129	8,626	2,042	—	23,625
90+ days past due	586	871	885	968	1,017	6,312	436	—	11,075
Total real estate - SF residential	704,667	416,171	297,540	144,594	196,322	455,869	326,760	4,192	2,546,115
Real estate - other commercial
Risk rating:
Pass	1,917,352	1,482,049	768,630	254,986	179,729	428,027	2,093,379	19,469	7,143,621
Special mention	19,538	32,831	38,821	206	2,261	20,741	104,431	—	218,829
Substandard	24,639	3,399	27,399	2,544	2,026	15,217	30,824	—	106,048
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,961,529	1,518,279	834,850	257,736	184,016	463,985	2,228,634	19,469	7,468,498
Commercial
Risk rating:
Pass	595,256	300,650	168,539	41,924	31,329	35,447	1,401,402	24,940	2,599,487
Special mention	199	1,700	11	32	—	927	2,708	80	5,657
Substandard	5,257	2,435	3,328	802	891	1,290	11,337	1,805	27,145
Doubtful and loss	—	—	—	—	—	—	—	1	1
Total commercial	600,712	304,785	171,878	42,758	32,220	37,664	1,415,447	26,826	2,632,290
Commercial - agriculture
Risk rating:
Pass	44,377	22,901	12,044	4,483	1,029	369	119,342	310	204,855
Special mention	8	—	—	—	—	—	—	—	8
Substandard	55	8	78	49	10	—	560	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	44,440	22,909	12,122	4,532	1,039	369	119,902	310	205,623
Other
Delinquency:
Current	152,086	29,362	8,181	4,742	20,018	25,349	132,384	953	373,075
30-89 days past due	—	—	—	—	—	61	—	—	61
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	152,086	29,362	8,181	4,742	20,018	25,413	132,384	953	373,139
Total	$3,788,551	$2,387,165	$1,385,727	$475,113	$449,978	$995,490	$6,608,013	$52,087	$16,142,124

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of March 31, 2023, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in March 2023 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans that have unique risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating. For a collateral-dependent loan, the Company’s evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses as a specific allocation.

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $101.4 million and $70.9 million as of March 31, 2023 and December 31, 2022, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
March 31, 2023
Construction and development	$11,226	$—	$11,226
Single family residential	7,206	—	7,206
Other commercial real estate	74,779	—	74,779
Commercial	—	8,162	8,162
Total	$93,211	$8,162	$101,373

December 31, 2022
Construction and development	$2,156	$—	$2,156
Single family residential	—	—	—
Other commercial real estate	65,450	—	65,450
Commercial	—	3,320	3,320
Total	$67,606	$3,320	$70,926

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	(4,804)	14,021	2,148	(449)	10,916
Charge-offs	(413)	(1,204)	(1,076)	(456)	(3,149)
Recoveries	1,067	294	234	240	1,835
Net (charge-offs) recoveries	654	(910)	(842)	(216)	(1,314)
Ending balance, March 31, 2023	$30,256	$163,906	$6,446	$5,949	$206,557

Activity in the allowance for credit losses for the three months ended March 31, 2022 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Provision for credit loss expense	(2,519)	(17,822)	(447)	874	(19,914)
Charge-offs	(6,319)	(485)	(920)	(414)	(8,138)
Recoveries	557	426	274	387	1,644
Net charge-offs	(5,762)	(59)	(646)	(27)	(6,494)
Ending balance, March 31, 2022	$9,177	$161,389	$2,894	$5,464	$178,924

As of March 31, 2023, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three months ended March 31, 2023 was primarily due to the loan growth experienced during the quarter, as well as the impact of updated economic assumptions.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments as of March 31, 2023 and December 31, 2022 was $41.9 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three month periods ended March 31, 2023, and 2022, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Provision for credit losses related to:
Loans	$10,916	$(19,914)
Unfunded commitments	—	—
Securities - HTM	500	—
Securities - AFS	12,800	—
Total	$24,216	$(19,914)

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of March 31, 2023 and December 31, 2022 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Right-of-use lease assets	$60,027	$46,845
Lease liabilities	61,217	47,850

Weighted average remaining lease term	8.47 years	6.69 years
Weighted average discount rate	3.19%	2.41%

Operating lease cost for the three month periods ended March 31, 2023 and 2022 was $3.9 million and $3.2 million, respectively.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Right-of-use lease assets	$60,027	$46,845
Premises and equipment:
Land	124,318	122,841
Buildings and improvements	375,842	370,530
Furniture, fixtures and equipment	125,443	122,029
Software	71,465	70,984
Construction in progress	14,943	15,488
Accumulated depreciation and amortization	(207,541)	(199,976)
Total premises and equipment, net	$564,497	$548,741

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at March 31, 2023 and December 31, 2022.

Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2023 or the year ended December 31, 2022. During March of 2023, the Company’s share price began to decline as markets in the United States (“US”) responded to the sudden collapse of two US banks. As a result of the decrease in the Company’s market capitalization, the Company performed an interim goodwill impairment qualitative assessment and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill is not impaired.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Core deposit premiums:
Balance, beginning of year	$116,016	$93,862
Acquisitions(1)	—	36,500
Amortization	(3,689)	(14,346)
Balance, end of period	112,327	116,016
Books of business and other intangibles:
Balance, beginning of year	12,935	12,373
Acquisitions(2)	—	2,131
Amortization	(408)	(1,569)
Balance, end of period	12,527	12,935
Total other intangible assets, net	$124,854	$128,951
_________________________
(1)    A core deposit premium of $36.5 million was recorded during 2022 as part of the Spirit acquisition. See Note 2, Acquisitions, for additional information on acquisitions.
(2)    The Company recorded $2.1 million during 2022 related to servicing assets acquired as part of the Spirit acquisition. See Note 2, Acquisitions, for additional information on acquisitions.

The carrying basis and accumulated amortization of the Company’s other intangible assets at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Core deposit premiums:
Gross carrying amount	$187,467	$189,996
Accumulated amortization	(75,140)	(73,980)
Core deposit premiums, net	112,327	116,016
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(9,541)	(9,133)
Books of business and other intangibles, net	12,527	12,935
Total other intangible assets, net	$124,854	$128,951

The Company’s estimated remaining amortization expense on other intangible assets as of March 31, 2023 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2023	$12,209
	2024	15,403
	2025	12,819
	2026	12,346
	2027	12,218
	Thereafter	59,859
	Total	$124,854

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.46 billion and $1.08 billion of certificates of deposit over $250,000 at March 31, 2023 and December 31, 2022, respectively. Brokered time deposits were $2.95 billion and $2.75 billion at March 31, 2023 and December 31, 2022, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Income taxes currently payable	$10,816	$5,119
Deferred income taxes	(179)	9,107
Provision for income taxes	$10,637	$14,226

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Loans acquired	$5,225	$5,846
Allowance for credit losses	49,343	47,145
Valuation of foreclosed assets	523	523
Tax NOLs from acquisition	10,541	10,962
Deferred compensation payable	3,806	3,867
Accrued equity and other compensation	5,584	8,153
Acquired securities	7,646	7,651
Right-of-use lease liability	14,893	11,641
Unrealized loss on AFS securities	160,906	177,839
Allowance for unfunded commitments	10,200	10,200
Other	5,944	4,173
Gross deferred tax assets	274,611	288,000
Deferred tax liabilities:
Goodwill and other intangible amortization	(43,839)	(44,539)
Accumulated depreciation	(23,861)	(24,288)
Right-of-use lease asset	(14,603)	(11,396)
Unrealized gain on swaps	(22,624)	(25,836)
Other	(10,160)	(8,875)
Gross deferred tax liabilities	(115,087)	(114,934)

Net deferred tax asset	$159,524	$173,066

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Computed at the statutory rate (21%)	$11,808	$16,657
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	243	1,125
Stock-based compensation	312	(202)
Tax exempt interest income	(3,804)	(3,403)
Tax exempt earnings on BOLI	(561)	(425)
Federal tax credits	(439)	(588)
Other differences, net	3,078	1,062
Actual tax provision	$10,637	$14,226

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in four tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $47.0 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $142.9 million and $152.4 million at March 31, 2023 and December 31, 2022, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2023
Repurchase agreements:
U.S. Government agencies	$142,862	$—	$—	$—	$142,862

December 31, 2022
Repurchase agreements:
U.S. Government agencies	$152,403	$—	$—	$—	$152,403

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2023 and December 31, 2022 consisted of the following components:

	March 31,	December 31,
(In thousands)	2023	2022
Other Borrowings
FHLB advances, net of discount, due 2023 to 2033, 4.56% to 5.53% secured by real estate loans	$1,003,429	$838,487
Other long-term debt	20,397	20,809
Total other borrowings	1,023,826	859,296

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,256	37,285
Unamortized debt issuance costs	(1,229)	(1,296)
Total subordinated notes and debentures	366,027	365,989
Total other borrowings and subordinated debt	$1,389,853	$1,225,285

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

The Company had total FHLB advances of $1.00 billion and $838.5 million at March 31, 2023 and December 31, 2022, respectively, which are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances by the Company. At March 31, 2023, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.9 billion and the Company had approximately $5.6 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at March 31, 2023, are as follows:

Year	(In thousands)
Remainder of 2023	$1,330
2024	1,822
2025	1,822
2026	1,824
2027	1,920
Thereafter	381,128
Total	$389,846

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

We establish reserves for legal proceedings when potential losses become probable and can be reasonably estimated. While the ultimate resolution (including amounts thereof) of any legal proceedings, including the matter described above, cannot be determined at this time, based on information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, consolidated results of operations, financial condition, or cash flows. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any of these proceedings, which may be material to the Company’s results of operations for a given fiscal period.

NOTE 14: CAPITAL STOCK

On February 27, 2009, at a special meeting, the Company’s shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. On April 27, 2022, the Company’s shareholders approved amendments to the Company’s Articles of Incorporation to remove an $80.0 million cap on the aggregate liquidation preference associated with the preferred stock and increase the number of authorized shares of the Company’s Class A common stock from 175,000,000 to 350,000,000.

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

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

No shares were repurchased during the three month period ended March 31, 2023. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. During the three month period ended March 31, 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program.

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

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At March 31, 2023, Simmons Bank had approximately $330.1 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank, must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of March 31, 2023, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.87% at March 31, 2023.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the three months ended March 31, 2023:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2023	470	$22.56	—	$—	1,197	$26.63
Granted	—	—	—	—	627	22.37
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(290)	25.95
Forfeited/expired	—	—	—	—	(91)	24.79

Balance, March 31, 2023	469	$22.58	—	$—	1,443	$25.01

Exercisable, March 31, 2023	469	$22.58

The following table summarizes information about stock options under the plans outstanding at March 31, 2023:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$20.29	—	$20.29	47	1.64	$20.29	47	$20.29
22.20	—	22.20	51	1.98	22.20	51	22.20
22.75	—	22.75	293	2.22	22.75	293	22.75
23.51	—	23.51	71	2.65	23.51	71	23.51
24.07	—	24.07	7	2.46	24.07	7	24.07
$20.29	—	$24.07	469	2.20	$22.58	469	$22.58

The table below summarizes the Company’s performance stock unit activity for the three months ended March 31, 2023:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2023	352
Granted	302
Vested (earned)	(72)
Forfeited	(44)
Non-vested, March 31, 2023	538

Stock-based compensation expense was $4.9 million and $3.9 million during the three month periods ended March 31, 2023 and 2022, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2023. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $23.9 million at March 31, 2023. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.9 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at March 31, 2023. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $17.49 as of March 31, 2023, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of stock options exercised during the three months ended March 31, 2023 was $6,000, while there was no intrinsic value of stock options exercised during the three months ended March 31, 2022.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2023 and 2022.

NOTE 17: EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing reported net income available to common stockholders by the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net income available to common stockholders	$45,589	$65,095

Average common shares outstanding	127,186	112,439
Average potential dilutive common shares	330	588
Average diluted common shares	127,516	113,027

Basic earnings per share	$0.36	$0.58
Diluted earnings per share	$0.36	$0.58

There were 422,180 stock options excluded from the three months ended March 31, 2023 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were no stock options excluded from the earnings per share calculation for the three months ended March 31, 2022 due to the average market price of the Company’s stock exceeding the related stock option exercise price.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest paid	$95,048	$12,901
Income taxes paid (refunded)	207	(363)
Transfers of loans to foreclosed assets held for sale	131	474
Transfers of assets held for sale to other assets	—	100

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three months ended March 31, 2023 and 2022 was $11.3 million and $7.3 million, respectively. Included in other income in the first quarter 2023 was a $4.0 million legal reserve recapture associated with previously disclosed legal matters.

Other operating expenses consisted of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Professional services	$4,409	$5,446
Postage	2,324	2,126
Telephone	1,731	1,558
Credit card expense	3,189	2,706
Marketing	6,210	6,140
Software and technology	10,356	10,147
Operating supplies	605	698
Amortization of intangibles	4,096	3,486
Branch right sizing expense	979	909
Other expense	9,187	8,430
Total other operating expenses	$43,086	$41,646

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

At March 31, 2023, the Company had outstanding commitments to extend credit aggregating approximately $711.9 million and $5.01 billion for credit card commitments and other loan commitments, respectively. At December 31, 2022, the Company had outstanding commitments to extend credit aggregating approximately $696.7 million and $5.64 billion for credit card commitments and other loan commitments, respectively.

As of March 31, 2023, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $35.4 million. At December 31, 2022, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $21.1 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $46.7 million and $44.4 million at March 31, 2023, and December 31, 2022, respectively, with terms ranging from 9 months to 15 years. At March 31, 2023 and December 31, 2022, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $285.6 million and $265.7 million at March 31, 2023 and December 31, 2022, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2023 and December 31, 2022, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Available-for-sale securities
U.S. Treasury	$2,220	$2,220	$—	$—
U.S. Government agencies	181,843	—	181,843	—
Mortgage-backed securities	2,433,530	—	2,433,530	—
State and political subdivisions	895,896	—	895,896	—
Other securities	242,467	—	242,467	—
Mortgage loans held for sale	4,244	—	—	4,244
Derivative asset	120,562	—	120,562	—
Derivative liability	(28,717)	—	(28,717)	—

December 31, 2022
Available-for-sale securities
U.S. Treasury	$2,197	$2,197	$—	$—
U.S. Government agencies	184,279	—	184,279	—
Mortgage-backed securities	2,542,902	—	2,542,902	—
States and political subdivisions	871,074	—	871,074	—
Other securities	252,402	—	252,402	—
Mortgage loans held for sale	3,486	—	—	3,486
Derivative asset	139,323	—	139,323	—
Derivative liability	(34,440)	—	(34,440)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Individually assessed loans (1) (2) (collateral-dependent)	$101,373	$—	$—	$101,373
Foreclosed assets and other real estate owned (1)	400	—	—	400

December 31, 2022
Individually assessed loans (1) (2) (collateral-dependent)	$70,926	$—	$—	$70,926
Foreclosed assets and other real estate owned (1)	2,418	—	—	2,418
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $10,770,000 and $5,214,000 were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2023 and December 31, 2022, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial assets:
Cash and cash equivalents	$524,451	$524,451	$—	$—	$524,451
Interest bearing balances due from banks - time	795	—	795	—	795
Held-to-maturity securities, net	3,765,483	—	3,148,976	—	3,148,976
Interest receivable	98,775	—	98,775	—	98,775
Loans, net	16,348,541	—	—	15,756,867	15,756,867

Financial liabilities:
Noninterest bearing transaction accounts	5,489,434	—	5,489,434	—	5,489,434
Interest bearing transaction accounts and savings deposits	11,283,584	—	11,283,584	—	11,283,584
Time deposits	5,678,757	—	—	5,618,066	5,618,066
Federal funds purchased and securities sold under agreements to repurchase	142,862	—	142,862	—	142,862
Other borrowings	1,023,826	—	1,022,546	—	1,022,546
Subordinated notes and debentures	366,027	—	363,921	—	363,921
Interest payable	22,663	—	22,663	—	22,663

December 31, 2022
Financial assets:
Cash and cash equivalents	$682,122	$682,122	$—	$—	$682,122
Interest bearing balances due from banks - time	795	—	795	—	795
Held-to-maturity securities, net	3,759,706	—	3,063,233	—	3,063,233
Interest receivable	102,892	—	102,892	—	102,892
Loans, net	15,945,169	—	—	15,573,555	15,573,555

Financial liabilities:
Noninterest bearing transaction accounts	6,016,651	—	6,016,651	—	6,016,651
Interest bearing transaction accounts and savings deposits	11,762,885	—	11,762,885	—	11,762,885
Time deposits	4,768,558	—	—	4,696,473	4,696,473
Federal funds purchased and securities sold under agreements to repurchase	160,403	—	160,403	—	160,403
Other borrowings	859,296	—	857,257	—	857,257
Subordinated notes and debentures	365,989	—	363,578	—	363,578
Interest payable	16,399	—	16,399	—	16,399

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				March 31, 2023		December 31, 2022
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$91,823	$1,001,715	$104,833

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Investment securities - Available-for-sale	$956,241	$944,115	$93,105	$106,321

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	March 31, 2023		December 31, 2022
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$466,496	$28,739	$413,968	$34,490
Derivative liabilities	467,476	28,717	414,955	34,440

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $11.3 million as of March 31, 2023.

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

The outstanding notional value as of March 31, 2023 for energy hedging Customer Sell to Company swaps were $782,100 and the corresponding Company Sell to Dealer swaps were $782,100 and the corresponding net fair value of the derivative asset and derivative liability was $23,800.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of March 31, 2023, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information (statements) consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 /s/ FORVIS, LLP

Little Rock, Arkansas
May 5, 2023

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended March 31, 2023 to our results of operations for the three months ended December 31, 2022 and March 31, 2022, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During the first quarter of 2023, significant turmoil within the financial services industry, was fueled by the failure of certain regional banks that utilized specialized business models, and continued inflationary pressures and recessionary fears, resulted in industry concerns around the level of uninsured deposits, liquidity, capital and operations. Despite these challenges, our focus remained on the fundamentals that have served us well during our 120-year history. We believe that our liquidity is solid and that our capital is strong:

•Deposits were relatively stable during the quarter, which highlights the granularity of our deposit base, as well as the long-term relationships we have with many of our customers. Total deposits as of March 31, 2023 were $22.45 billion compared to $22.55 billion as of December 31, 2022. Uninsured deposits as of March 31, 2023 were $5.27 billion or 23% of total deposits.

•Capital levels were steady during the quarter with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of March 31, 2023 (see Table 12 in the Capital section below). As of March 31, 2023, our ratio of common equity to total assets was 12.11%, the ratio of tangible common equity to tangible assets was 7.25% and our Tier 1 leverage ratio was 9.24%.

•Key credit quality metrics as of March 31, 2023 also remained solid with our nonperforming loan coverage ratio at 324% and our allowance for credit losses as a percent of total loans ratio was 1.25%.

•Significant liquidity position with a loan to deposit ratio of 74% as of March 31, 2023, compared to 72% as of December 31, 2022. Additional liquidity sources available to us as of March 31, 2023 totaled $10.78 billion.

Our net income for the three months ended March 31, 2023 was $45.6 million, or $0.36 diluted earnings per share, compared to net income of $83.3 million, or $0.65 diluted earnings per share and $65.1 million, or $0.58 diluted earnings per share for the three months ended December 31, 2022 and March 31, 2022, respectively. Included in each comparative period end results were certain items related to our acquisitions and branch right sizing initiatives, while the results for the three months ended December 31, 2022 also include adjustments for the gain on insurance settlement related to a weather event. Excluding these certain items and the tax effect, adjusted earnings for the three months ended March 31, 2023 were $47.3 million, or $0.37 adjusted diluted earnings per share, compared to $81.1 million, or $0.64 adjusted diluted earnings per share and $67.2 million, or $0.59 adjusted diluted earnings per share for the three months ended December 31, 2022 and March 31, 2022, respectively.

Simmons Bank was named to Forbes magazine’s 2023 list of “World’s Best Banks” for the fourth consecutive year and recognized by Forbes’ as one of “America’s Best Midsize Employers” for 2023. We continue to work to expand our suite of digital solutions to provide an enhanced customer experience to “bank when you want, where you want”.

Through our Better Bank Initiative, we have identified an estimated $15 million in annual noninterest expense cost savings that we expect to be fully incorporated by the end of 2023. The programs under this initiative are designed to optimize operational processes, further improve the customer experience and increase our capacity to capitalize on organic growth opportunities, while at the same time improving our long-term growth profile.

Asset quality metrics remain at historically low-levels and reflect our conservative credit culture, as well as the impact of our strategic decision in 2019 designed to de-risk certain elements of loan portfolios that were acquired in connection with our geographic diversification and expansion. Total nonperforming loans as of March 31, 2023, December 31, 2022, and March 31, 2022 were $63.7 million, $58.9 million, and $64.3 million, respectively. Non-performing assets as a percent of total assets were 0.26% at March 31, 2023, compared to 0.23% at December 31, 2022 and 0.29% at March 31, 2022.

Stockholders’ equity as of March 31, 2023 was $3.34 billion, book value per share was $26.24 and tangible book value per share was $14.88.

Total loans were $16.56 billion at March 31, 2023, compared to $16.14 billion at December 31, 2022. The increase in total loans during the period was supported by diverse growth in terms of type and by geographic market. Our unfunded commitments were $5.01 billion and $5.64 billion as of March 31, 2023 and December 31, 2022, respectively. While unfunded commitments are considered a key indicator of future loan growth, higher interest rates, softening economic conditions and forecasts of a potential recession in the U.S. have resulted in lower activity in our commercial loan pipeline which was $1.05 billion as of March 31, 2023, compared to $1.12 billion at December 31, 2022.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of March 31, 2023, has approximately $27.6 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected credit losses and risks inherent in the loan portfolio. Our allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. For further information see the section Allowance for Credit Losses below.

Our evaluation of the allowance for credit losses is inherently subjective as it requires material estimates. The actual amounts of credit losses realized in the near term could differ from the amounts estimated in arriving at the allowance for credit losses reported in the financial statements.

In the first quarter of 2023, we refined the estimation process by improving systems, models, processes, methodology, and assumptions used within the calculation. After multiple parallel runs with the former process, it was determined that the changes did not and are not expected to result in material differences of results.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 42% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. As of March 31, 2023, our interest rate sensitivity shows that approximately 39% of our loans and 91% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended March 31, 2023, net interest income on a fully taxable equivalent basis was $184.1 million, a decrease of $15.7 million, or 7.8%, compared to the three months ended December 31, 2022. The decrease in net interest income was primarily the result of a $14.1 million increase in fully tax equivalent interest income, more than offset by a $29.7 million increase in interest expense.

The increase in interest income primarily resulted from an $11.5 million increase in interest income on loans, coupled with an increase of $2.6 million in interest income on investment securities. Regarding the increase in interest income on loans during the first quarter of 2023, the increase in loan volume resulted in an increase of $5.5 million, in addition to an increase of $6.0 million of interest income from a 27 basis point increase in loan yield. The loan yield for the first quarter of 2023 was 5.67% compared to 5.40% from the preceding sequential quarter. The additional loan volume was due to strong organic loan growth which was widespread across our geographic markets. The increase in interest income on investment securities was primarily due to a 39 basis point increase in our taxable security portfolio. The increase in both loan and investment yield was due to the continued rising rate environment.

The $29.7 million increase in interest expense is mostly due to the increase in deposit account rates and change in deposit mix as consumers migrate toward higher rate deposits, principally certificates of deposits, in the current higher rate environment. Interest expense increased $25.1 million due to the increase in rate of 69 basis points on interest-bearing deposit accounts and increased $5.4 million due to the increase in deposit volume over the period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the three month period ended March 31, 2023 increased $32.9 million, or 21.8%, over the same period in 2022. The increase in net interest income was the result of a $118.1 million increase in fully tax equivalent interest income, partially offset by an $85.2 million increase in interest expense.

The increase in interest income during the three month period ended March 31, 2023 resulted from increases in interest income on loans and investments. The increase in interest income on loans of $100.9 million reflects an increase in loan volume of $55.5 million coupled with a 133 basis point rise in loan yield that resulted in a $45.4 million increase. The increase in our loan volume during the first three months of 2023 was primarily due to the Spirit acquisition in the second quarter of 2022, combined with solid organic loan growth over the comparative period. The increase of $15.2 million in interest income on investment securities reflects an increase of $19.6 million in interest income on investment securities due to yield increases over the period of 141 basis points and 35 basis points for our taxable and non-taxable investment security portfolios, respectively. The increase in interest income on investment securities due to yield increases was mitigated by a $4.4 million decrease due to the decline in our investment portfolio average balances which decreased by $977.5 million or 11.5%, as our portfolio experienced pay downs and maturities over the period, which was reinvested into our loan portfolio.

The $85.2 million increase in interest expense is mainly due to the increase in our deposit account rates over the period, combined with the additional deposit base from the Spirit acquisition and change in deposit mix as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. Interest expense increased $74.1 million due to the increase in rate of 191 basis points on interest-bearing deposit accounts and increased $6.6 million due to the increase in deposit volume over the period. Further, an increase of $4.1 million to interest expense was related to other borrowings. The rate increase of 311 basis points in other borrowings resulted in an increase of $6.7 million, that was partially offset by a $2.6 million decrease in volume over the period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 3.09% for the three month period ended March 31, 2023, as compared to 3.31% and 2.76% for the three months ended December 31, 2022 and March 31, 2022, respectively. The decrease of 22 basis points in the net interest margin during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 was primarily due to the rising deposit rate pressure from increased market competition and consumer migration toward higher rate deposits. The increase of 33 basis points in the net interest margin during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to the overall increase in our earning assets average balances over the comparative periods which has improved interest income, as we continued to manage rates effectively in the rapidly increasing rate environment experienced over the past year.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended March 31,
	March 31,	December 31,	March 31,
(In thousands)	2023	2022	2022
Interest income	$279,137	$264,584	$161,727
FTE adjustment	6,311	6,770	5,602
Interest income – FTE	285,448	271,354	167,329
Interest expense	101,302	71,558	16,121
Net interest income – FTE	$184,146	$199,796	$151,208

Yield on earning assets – FTE	4.78%	4.49%	3.06%
Cost of interest bearing liabilities	2.26%	1.62%	0.40%
Net interest spread – FTE	2.52%	2.87%	2.66%
Net interest margin – FTE	3.09%	3.31%	2.76%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended
(In thousands)	March 31, 2023 compared to December 31, 2022	March 31, 2023 compared to March 31, 2022
Increase due to change in earning assets	$4,505	$49,883
Increase due to change in earning asset yields	9,589	68,236
Decrease due to change in interest bearing liabilities	(3,845)	(3,695)
Decrease due to change in interest rates paid on interest bearing liabilities	(25,899)	(81,486)
(Decrease) increase in net interest income	$(15,650)	$32,938

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$315,307	$2,783	3.58	$361,856	$2,593	2.84	$1,728,694	$649	0.15
Investment securities - taxable	4,930,945	32,804	2.70	5,085,960	29,645	2.31	5,688,306	18,148	1.29
Investment securities - non-taxable	2,624,642	21,522	3.33	2,582,050	22,123	3.40	2,844,777	20,937	2.98
Mortgage loans held for sale	5,470	82	6.08	8,601	152	7.01	27,633	190	2.79
Other loans held for sale	—	—	—	1,704	59	13.74	—	—	—
Loans - including fees	16,329,761	228,257	5.67	15,929,957	216,782	5.40	11,895,805	127,405	4.34
Total interest earning assets	24,206,125	285,448	4.78	23,970,128	271,354	4.49	22,185,215	167,329	3.06
Non-earning assets	3,282,607			3,210,447			2,640,984
Total assets	$27,488,732			$27,180,575			$24,826,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,722,591	$47,990	1.66	$11,859,322	$34,615	1.16	$12,083,516	$4,314	0.14
Time deposits	5,155,055	39,538	3.11	4,212,271	22,434	2.11	2,241,123	2,503	0.45
Total interest bearing deposits	16,877,646	87,528	2.10	16,071,593	57,049	1.41	14,324,639	6,817	0.19
Federal funds purchased and securities sold under agreements to repurchase	148,673	323	0.88	178,948	449	1.00	218,186	68	0.13
Other borrowings	787,783	8,848	4.56	923,189	9,263	3.98	1,337,654	4,779	1.45
Subordinated debt and debentures	366,009	4,603	5.10	365,971	4,797	5.20	384,187	4,457	4.70
Total interest bearing liabilities	18,180,111	101,302	2.26	17,539,701	71,558	1.62	16,264,666	16,121	0.40

Noninterest bearing liabilities:
Noninterest bearing deposits	5,642,779			6,161,732			5,184,828
Other liabilities	295,191			264,230			207,597
Total liabilities	24,118,081			23,965,663			21,657,091
Stockholders’ equity	3,370,651			3,214,912			3,169,108
Total liabilities and stockholders’ equity	$27,488,732			$27,180,575			$24,826,199
Net interest spread – FTE			2.52			2.87			2.66
Net interest margin – FTE		$184,146	3.09		$199,796	3.31		$151,208	2.76

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 and March 31, 2022, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended
	March 31, 2023 compared to December 31, 2022			March 31, 2023 compared to March 31, 2022
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(362)	$552	$190	$(950)	$3,084	$2,134
Investment securities - taxable	(927)	4,086	3,159	(2,703)	17,359	14,656
Investment securities - non-taxable	361	(962)	(601)	(1,695)	2,280	585
Mortgage loans held for sale	(49)	(21)	(70)	(225)	117	(108)
Other loans held for sale	(30)	(29)	(59)	—	—	—
Loans - including fees	5,512	5,963	11,475	55,456	45,396	100,852
Total	4,505	9,589	14,094	49,883	68,236	118,119

Interest expense:
Interest bearing transaction and savings accounts	(403)	13,778	13,375	(133)	43,809	43,676
Time deposits	5,766	11,338	17,104	6,717	30,318	37,035
Federal funds purchased and securities sold under agreements to repurchase	(70)	(56)	(126)	(29)	284	255
Other borrowings	(1,448)	1,033	(415)	(2,643)	6,712	4,069
Subordinated notes and debentures	—	(194)	(194)	(217)	363	146
Total	3,845	25,899	29,744	3,695	81,486	85,181
Increase (decrease) in net interest income	$660	$(16,310)	$(15,650)	$46,188	$(13,250)	$32,938

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

For the three months ended March 31, 2023, our provision for credit losses was $24.2 million as compared to a recapture of $19.9 million for the same period ended March 31, 2022. The provision expense during the first three months of 2023 consisted of $10.9 million expense related to loans and reflected loan growth in the quarter, as well as the impact of updated economic assumptions, combined with a $13.3 million expense related to securities and was due to decreases in the value of corporate bonds in the investment securities portfolio. The recapture during the first three months of 2022 was driven by improved credit quality metrics and improved macroeconomic factors, coupled with the planned exit of several large oil and gas relationships during the quarter.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended March 31, 2023, total noninterest income was $45.8 million, an increase of approximately $1.2 million or 2.7%, compared to the three month period ended December 31, 2022 and was primarily driven by the incremental increases in service charges on deposit accounts due to increased consumer activity and a slight rebound in mortgage lending income as compared to the prior quarter.

Noninterest income for the three months ended March 31, 2023 increased by approximately $3.6 million or 8.6% as compared to the three months ended March 31, 2022 and was primarily due to the Spirit acquisition and attributable increased consumer base. The increase was partially offset by a $3.0 million decrease in mortgage lending income due to the rising interest rate environment and softening market conditions over the period, which slowed the demand for mortgage loans compared to the demand associated with the previous lower interest rate environment.

Other income for the three month period ended March 31, 2023 increased by $4.7 million as compared to the preceding sequential quarter, and increased by $4.0 million when compared to the same period in the prior year. The increases were primarily due to the recapture of a $4.0 million legal reserve during the first three months of 2023, related to legal matters previously disclosed.

Table 5 shows noninterest income for the three month periods ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended March 31,
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2023	2022	2022
Service charges on deposit accounts	$12,437	$11,892	$10,696	$545	4.6%	$1,741	16.3%
Debit and credit card fees	7,952	7,845	7,449	107	1.4	503	6.8
Wealth management fees	7,365	8,151	7,968	(786)	(9.6)	(603)	(7.6)
Mortgage lending income	1,570	1,139	4,550	431	37.8	(2,980)	(65.5)
Bank owned life insurance income	2,973	2,975	2,706	(2)	(0.1)	267	9.9
Other service charges and fees	2,282	2,023	1,637	259	12.8	645	39.4
Gain (loss) on sale of securities, net	—	(52)	(54)	52	(100.0)	54	(100.0)
Gain on insurance settlement	—	4,074	—	(4,074)	(100.0)	—	—
Other income	11,256	6,600	7,266	4,656	70.6	3,990	54.9
Total noninterest income	$45,835	$44,647	$42,218	$1,188	2.7%	$3,617	8.6%

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $30.0 million, $29.9 million and $27.8 million for the three month periods ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively. Recurring fee income was relatively flat as compared to the three month period ended December 31, 2022 and increased $2.3 million as compared to the three month period ended March 31, 2022 primarily due to the increased consumer base provided by the Spirit acquisition.

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

Noninterest expense was $143.2 million for the three month period ended March 31, 2023, and was relatively flat as compared to noninterest expense of $142.6 million for the three month period ended December 31, 2022, representing an increase of $653,000, or 0.5%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing and merger related costs, for the three months ended March 31, 2023, decreased $583,000, or 0.4%, as compared to the three months ended December 31, 2022.

Noninterest expense for the three months ended March 31, 2023 increased by approximately $14.8 million or 11.5% as compared to the three months ended March 31, 2022. Adjusted noninterest expense, which excludes branch right sizing and merger related costs, for the three months ended March 31, 2023, increased $15.2 million, or 12.1%, as compared to the three months ended March 31, 2022.

Salaries and employee benefits expense increased $4.0 million during the three month period ended March 31, 2023 as compared to the preceding sequential quarter and increased $9.1 million when compared to the same period in the prior year. The increase as compared to the preceding sequential quarter reflected seasonal payroll taxes incurred during the quarter, 401(k) profit sharing contribution and equity awards compensation, while the increase from the same period in the prior year is primarily due to the impact from the Spirit acquisition.

Deposit insurance expense for the three months ended March 31, 2023 increased by $1.2 million and $3.1 million compared to the three month periods ended December 31, 2022 and March 31, 2022, respectively. Both comparative increases were largely due to an increased base rate related to changes in the mix of deposits, while the increase as compared to the same period in the prior year is also due to the increase in deposits from the Spirit acquisition.

Other operating expenses decreased by $3.5 million during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 and increased by $757,000 as compared to the three months ended March 31, 2022. Sequentially, the decrease was primarily due to a focus on expense management of controllable expenses during the quarter, coupled with the impact of $1.2 million of accelerated amortization of certain tax credits recognized during the three month period ended December 31, 2022, the offset of which is recorded in provision for income taxes. The increase when compared to the three months ended March 31, 2022 is primarily related to the Spirit acquisition and inflationary pressures over the period.

Table 6 below shows noninterest expense for the three month periods ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended March 31,
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2023	2022	2022
Salaries and employee benefits	$77,038	$73,018	$67,906	$4,020	5.5%	$9,132	13.5%
Occupancy expense, net	11,578	11,620	10,023	(42)	(0.4)	1,555	15.5
Furniture and equipment expense	5,051	5,392	4,775	(341)	(6.3)	276	5.8
Other real estate and foreclosure expense	186	350	343	(164)	(46.9)	(157)	(45.8)
Deposit insurance	4,893	3,680	1,838	1,213	33.0	3,055	166.2
Merger related costs	1,396	35	1,886	1,361	*	(490)	(26.0)
Other operating expenses:
Professional services	4,409	5,151	5,446	(742)	(14.4)	(1,037)	(19.0)
Postage	2,324	2,227	2,126	97	4.4	198	9.3
Telephone	1,731	1,473	1,558	258	17.5	173	11.1
Debit and credit card	3,189	3,351	2,706	(162)	(4.8)	483	17.9
Marketing	6,210	7,314	6,140	(1,104)	(15.1)	70	1.1
Software and technology	10,356	10,341	10,147	15	0.2	209	2.1
Operating supplies	605	704	698	(99)	(14.1)	(93)	(13.3)
Amortization of intangibles	4,096	4,108	3,486	(12)	(0.3)	610	17.5
Branch right sizing	979	1,104	909	(125)	(11.3)	70	7.7
Other	9,187	12,707	8,430	(3,520)	(27.7)	757	9.0
Total noninterest expense	$143,228	$142,575	$128,417	$653	0.5%	$14,811	11.5%
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

HTM and AFS investment securities were $3.77 billion and $3.76 billion, respectively, at March 31, 2023, compared to the HTM amount of $3.76 billion and AFS amount of $3.85 billion at December 31, 2022. We will continue to look for opportunities to maximize the value of the investment portfolio.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. The related remaining combined net unrealized losses of $141.0 million in accumulated other comprehensive income (loss) as of March 31, 2023 will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding.

Furthermore, as of March 31, 2023, we also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. During the first quarter of 2023, management recorded a $12.8 million provision for credit loss related to isolated corporate bonds within the AFS investment securities portfolio. As of March 31, 2023, two nonperforming corporate bonds remained in the portfolio, and with the exception of these two bonds, management does not believe any of the securities are impaired due to reasons of credit quality.

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

LOAN PORTFOLIO

Our loan portfolio averaged $16.33 billion and $11.90 billion during the first three months of 2023 and 2022, respectively. As of March 31, 2023, total loans were $16.56 billion, an increase of $413.0 million from December 31, 2022. The increase in the average loan balance during the first three months of 2023 when compared to the same period in 2022 is primarily due to the acquisition of Spirit which provided $2.29 billion in total loans after purchase accounting discounts, coupled with continued widespread organic loan growth throughout our geographic markets over the comparative period. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	March 31,	December 31,
(In thousands)	2023	2022
Consumer:
Credit cards	$188,590	$196,928
Other consumer	142,817	152,882
Total consumer	331,407	349,810
Real estate:
Construction and development	2,777,122	2,566,649
Single family residential	2,589,831	2,546,115
Other commercial	7,520,964	7,468,498
Total real estate	12,887,917	12,581,262
Commercial:
Commercial	2,669,731	2,632,290
Agricultural	220,641	205,623
Total commercial	2,890,372	2,837,913
Other	445,402	373,139
Total loans before allowance for credit losses	$16,555,098	$16,142,124

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $331.4 million at March 31, 2023, or 2.0% of total loans, compared to $349.8 million, or 2.2% of total loans at December 31, 2022. The decrease in consumer loans from December 31, 2022, to March 31, 2023, was primarily due to the expected seasonal decline in our credit card portfolio and loan payoffs and pay downs in direct consumer loans.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $12.89 billion at March 31, 2023, or 77.8% of total loans, compared to $12.58 billion, or 77.9%, of total loans at December 31, 2022, an increase of $306.7 million, or 2.4%. Our C&D loans increased by $210.5 million, or 8.2%, single family residential loans increased by $43.7 million, or 1.7%, and CRE loans increased by $52.5 million, or 0.7%. The increases were due to diversified organic growth by type and geographic market during the quarter. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.89 billion at March 31, 2023, or 17.5% of total loans, compared to $2.84 billion, or 17.6% of total loans at December 31, 2022, an increase of $52.5 million, or 1.8%, which was due to organic loan growth. Agricultural loans increased $15.0 million, or 7.3%.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced a slight increase in demand during the first three months of 2023 as compared to December 31, 2022, and was coupled with continued organic growth in our municipal loans during the quarter, leading to an increase of $72.3 million in other loans.

Loan growth was widespread throughout our geographic markets and was generally broad-based by loan type. We are seeing loan growth in our metro, community and corporate banking groups. Our commercial loan pipeline consisting of all commercial loan opportunities was $1.05 billion at March 31, 2023 compared to $1.12 billion at December 31, 2022. Loans approved and ready to close at the end of the quarter totaled $503.0 million.

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

Total non-performing assets increased $8.9 million from December 31, 2022 to March 31, 2023. Nonaccrual loans increased by $4.8 million during the period and foreclosed assets held for sale and other real estate owned were relatively flat with a decrease of $166,000 as compared to December 31, 2022. The increase in nonaccrual assets was in part due to two isolated nonperforming corporate bonds in the investment securities portfolio totaling approximately $4.0 million.

Non-performing assets, including modifications to borrowers experiencing financial difficulty (“FDMs”, formerly known as troubled debt restructurings, or TDRs) and acquired foreclosed assets, as a percent of total assets were 0.27% at March 31, 2023, compared to 0.23% at December 31, 2022. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

We have internal loan modification programs for borrowers experiencing financial difficulties. Modifications to borrowers experiencing financial difficulties may include interest rate reductions, principal or interest forgiveness and/or term extensions. We primarily use interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal. There were no loans modified for borrowers experiencing financial difficulties during the three month period ending March 31, 2023.

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.25% as of March 31, 2023. Non-performing loans equaled 0.38% of total loans. Non-performing assets were 0.26% of total assets, a 3 basis point increase from December 31, 2022. The allowance for credit losses was 324% of non-performing loans. Our annualized net charge-offs to average total loans for the first three months of 2023 was 0.03%. Annualized net credit card charge-offs to average total credit card loans were 1.69% for the first three months of 2023, compared to 1.49% during the full year 2022, and 75 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Non-performing Assets

	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Nonaccrual loans (1)	$63,218	$58,434	$64,096
Loans past due 90 days or more (principal or interest payments)	437	507	240
Total non-performing loans	63,655	58,941	64,336
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	2,721	2,887	5,118
Other non-performing assets	5,012	644	1,479
Total other non-performing assets	7,733	3,531	6,597
Total non-performing assets	$71,388	$62,472	$70,933

Performing FDMs (formerly TDRs)	$2,183	$1,849	$3,424
Allowance for credit losses to non-performing loans	324%	334%	278%
Non-performing loans to total loans	0.38%	0.37%	0.53%
Non-performing assets (including performing FDMs (formerly TDRs)) to total assets	0.27%	0.23%	0.30%
Non-performing assets to total assets	0.26%	0.23%	0.29%
_______________________________________
(1)Includes nonaccrual FDMs (formerly known as TDRs) of approximately $481,000 at March 31, 2023 and $1,622,000 at December 31, 2022. For additional information about our implementation of accounting for FDMs, which replaced the accounting for TDRs, see Note 5, Loans and Allowance for Credit Losses.

The interest income on nonaccrual loans is not considered material for the three month periods ended March 31, 2023 and 2022.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations.

Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. We use statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. We also include qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for.

Loans that have unique risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating. For a collateral-dependent loan, our evaluation process includes a valuation by appraisal or other collateral analysis adjusted for selling costs, when appropriate. This valuation is compared to the remaining outstanding principal balance of the loan. If a loss is determined to be probable, the loss is included in the allowance for credit losses as a specific allocation.

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2023	2022
Balance, beginning of year	$196,955	$205,332

Loans charged off:
Credit card	1,076	920
Other consumer	456	414
Real estate	1,204	485
Commercial	413	6,319
Total loans charged off	3,149	8,138
Recoveries of loans previously charged off:
Credit card	234	274
Other consumer	240	387
Real estate	294	426
Commercial	1,067	557
Total recoveries	1,835	1,644
Net loans charged off	1,314	6,494
Provision for credit losses	10,916	(19,914)
Balance, March 31,	$206,557	$178,924

Loans charged off:
Credit card		2,942
Other consumer		1,462
Real estate		3,637
Commercial		7,951
Total loans charged off		15,992
Recoveries of loans previously charged off:
Credit card		750
Other consumer		810
Real estate		6,490
Commercial		1,816
Total recoveries		9,866
Net loans charged off		6,126
Provision for credit losses		14,535
Acquisition adjustment for PCD loans		9,622
Balance, end of year		$196,955

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three months ended March 31, 2023 and 2022, and for the year ended December 31, 2022, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of March 31, 2023, the allowance for credit losses reflected an increase of approximately $9.6 million from December 31, 2022 while total loans increased by $413.0 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first three months of 2023 was primarily due to the loan growth experienced during the quarter, as well as refreshed economic forecasts. Our allowance for credit losses at March 31, 2023 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$6,446	1.1%	$5,140	1.2%
Other consumer	5,949	3.6%	6,614	3.2%
Real estate	163,906	77.8%	150,795	78.0%
Commercial	30,256	17.5%	34,406	17.6%
Total	$206,557	100.0%	$196,955	100.0%

Allowance for credit losses to period-end loans	1.25%		1.22%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 231 financial centers as of March 31, 2023. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of March 31, 2023, core deposits comprised 80.3% of our total deposits.

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

Our total deposits as of March 31, 2023, were $22.45 billion, compared to $22.55 billion as of December 31, 2022. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $16.77 billion at March 31, 2023, compared to $17.78 billion at December 31, 2022, a decrease of $1.01 billion. Total time deposits increased $910.2 million to $5.68 billion at March 31, 2023, from $4.77 billion at December 31, 2022. We had $2.95 billion and $2.75 billion of brokered deposits at March 31, 2023, and December 31, 2022, respectively. The change in the mix of deposits at March 31, 2023 as compared to December 31, 2022 reflects increased market competition and consumer migration toward higher rate deposits, principally certificates of deposits, given the rapid increase in interest rates that has occurred over the past year.

We made the strategic decision during the fourth quarter of 2022 to extend the duration of select wholesale deposits to complement our core deposit base and, due to advantageous rates, added brokered certificates of deposit with maturities of 6-12 months. Additionally, we are continuing to hone our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.39 billion and $1.23 billion at March 31, 2023 and December 31, 2022, respectively. The outstanding balance for March 31, 2023 includes $1.00 billion in FHLB short-term advances; $366.0 million in subordinated notes and unamortized debt issuance costs; and $20.4 million of other long-term debt.

All of the FHLB short-term advances outstanding at the end of the first quarter 2023 are fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

CAPITAL

Overview

At March 31, 2023, total capital was $3.34 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2023, our common equity to asset ratio was 12.11% compared to 11.91% at year-end 2022.

Capital Stock

On February 27, 2009, at a special meeting, our shareholders approved an amendment to the Articles of Incorporation to establish 40,040,000 authorized shares of preferred stock, $0.01 par value. On April 27, 2022, our shareholders approved amendments to our Articles of Incorporation to remove an $80.0 million cap on the aggregate liquidation preference associated with the preferred stock and increase the number of authorized shares of our Class A common stock from 175,000,000 to 350,000,000.

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

Stock Repurchase Program

Effective July 23, 2021, our Board of Directors approved an amendment to our stock repurchase program originally approved in October 2019 (“2019 Program”) that increased the amount of our common stock that could be repurchased under the 2019 Program from a maximum of $180.0 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022.

During January 2022, we substantially exhausted the remaining capacity under the 2019 Program, and our Board of Directors authorized a new stock repurchase program (the “2022 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2022 Program replaced the 2019 Program and will terminate on January 31, 2024 (unless terminated sooner).

No shares were repurchased during the three month period ended March 31, 2023. During the three month period ended March 31, 2022, we repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program.

Under the 2022 Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2022 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The 2022 Program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for this 2022 Program to come from available sources of liquidity, including cash on hand and future cash flow.

Cash Dividends

We declared cash dividends on our common stock of $0.20 per share for the first three months of 2023 compared to $0.19 per share for the first three months of 2022, an increase of $0.01, or 5%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2023, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at March 31, 2023 and December 31, 2022 are presented in Table 11 below:

Table 11: Risk-Based Capital

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Tier 1 capital:
Stockholders’ equity	$3,339,901	$3,269,362
CECL transition provision	61,746	92,619
Goodwill and other intangible assets	(1,410,141)	(1,412,667)
Unrealized loss on available-for-sale securities, net of income taxes	470,681	517,560
Total Tier 1 capital	2,462,187	2,466,874
Tier 2 capital:
Subordinated notes and debentures	366,027	365,989
Qualifying allowance for credit losses and reserve for unfunded commitments	173,077	115,627
Total Tier 2 capital	539,104	481,616
Total risk-based capital	$3,001,291	$2,948,490

Risk weighted assets	$20,748,605	$20,738,727

Assets for leverage ratio	$26,632,691	$26,407,061

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.87%	11.90%
Tier 1 leverage ratio	9.24%	9.34%
Tier 1 risk-based capital ratio	11.87%	11.90%
Total risk-based capital ratio	14.47%	14.22%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities were no longer included as Tier 1 capital. All of the Company’s trust preferred securities were redeemed during the third quarter 2022. Qualifying subordinated debt of $366.0 million is included as Tier 2 and total capital as of March 31, 2023.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, completed acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies and estimates, net interest margin, noninterest revenue, noninterest expense, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, the impacts of the COVID-19 pandemic and the ability of the Company to manage the impacts of the COVID-19 pandemic, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FOTO advances, capital resources, market risk, plans for investments in securities, effect of pending and future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, staffing initiatives, estimated cost savings associated with the Company’s Better Bank Initiative, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, including policies of the Federal Reserve, as well as legislative and regulatory changes; changes in real estate values; changes in interest rates and related governmental policies; inflation; changes in the level and composition of deposits, loan demand, deposit flows, credit quality and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock specifically; developments in information technology affecting the financial industry; changes in customer behaviors, including consumer spending, borrowing and saving habits; residual effects of the COVID-19 pandemic; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption associated with the discontinued use of the London Inter-Bank Offered Rate; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events; soundness of other financial institutions and indirect exposure related to the closings of Silicon Valley Bank (SVB), Signature Bank, First Republic Bank and Silvergate Bank and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns with SVB, First Republic Bank, Signature Bank and Silvergate Bank may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; increased unemployment; labor shortages; claims, damages; changes in accounting principles relating to loan loss recognition (current expected credit losses); the Company’s ability to manage and successfully integrate its mergers and acquisitions and to fully realize cost savings and other benefits associated with those transactions; government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and other cautionary statements set forth elsewhere in this report. Additional information on factors that might affect the Company’s financial results is included in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report and the Company’s annual report on Form 10-K for the year ended December 31, 2022, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {gain on insurance settlement, merger related costs, and net branch right sizing costs}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP) and adjusted noninterest expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.446 billion and $1.449 billion total goodwill and other intangible assets for the periods ended March 31, 2023 and December 31, 2022, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 12: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended March 31,
	March 31,	December 31,	March 31,
(In thousands, except per share data)	2023	2022	2022
Net income available to common stockholders	$45,589	$83,260	$65,095
Certain items:
Gain on insurance settlement	—	(4,074)	—
Merger related costs	1,396	35	1,886
Branch right sizing (net)	979	1,104	909
Tax effect (1)	(621)	768	(731)
Certain items, net of tax	1,754	(2,167)	2,064
Adjusted earnings (non-GAAP)	$47,343	$81,093	$67,159

Diluted earnings per share(2)	$0.36	$0.65	$0.58
Certain items:
Gain on insurance settlement	—	(0.03)	—
Merger related costs	0.01	—	0.01
Branch right sizing (net)	0.01	0.01	0.01
Tax effect (1)	(0.01)	0.01	(0.01)
Certain items, net of tax	0.01	(0.01)	0.01
Adjusted diluted earnings per share (non-GAAP)	$0.37	$0.64	$0.59
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 13 below for the reconciliation of adjusted noninterest income and adjusted noninterest expense for the periods presented.

Table 13: Reconciliation of Adjusted Noninterest Income and Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended March 31,
	March 31,	December 31,	March 31,
(In thousands)	2023	2022	2022
Noninterest income	$45,835	$44,647	$42,218
Certain items:
Gain on insurance settlement	—	(4,074)	—
Total certain items	—	(4,074)	—
Adjusted noninterest income (non-GAAP)	$45,835	$40,573	$42,218

Noninterest expense	$143,228	$142,575	$128,417
Certain items:
Merger related costs	(1,396)	(35)	(1,886)
Branch right sizing	(979)	(1,104)	(909)
Total certain items	(2,375)	(1,139)	(2,795)
Adjusted noninterest expense (non-GAAP)	$140,853	$141,436	$125,622

See Table 14 below for the reconciliation of tangible book value per common share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	March 31,	December 31,
(In thousands, except per share data)	2023	2022
Total common stockholders’ equity	$3,339,901	$3,269,362
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)
Other intangible assets	(124,854)	(128,951)
Total intangibles	(1,445,653)	(1,448,549)
Tangible common stockholders’ equity	$1,894,248	$1,820,813
Shares of common stock outstanding	127,282,192	127,046,654

Book value per common share	$26.24	$25.73

Tangible book value per common share (non-GAAP)	$14.88	$14.33

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Total common stockholders’ equity	$3,339,901	$3,269,362
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)
Other intangible assets	(124,854)	(128,951)
Total intangibles	(1,445,653)	(1,448,549)
Tangible common stockholders’ equity	$1,894,248	$1,820,813

Total assets	$27,583,446	$27,461,061
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)
Other intangible assets	(124,854)	(128,951)
Total intangibles	(1,445,653)	(1,448,549)
Tangible assets	$26,137,793	$26,012,512

Ratio of common equity to assets	12.11%	11.91%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.25%	7.00%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2023, undivided profits of Simmons Bank were approximately $613.1 million, of which approximately $330.1 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. The Bank has approximately $540 million in federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $5.6 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 49.9% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2023, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of 0.08% and 0.18%, respectively, relative to the base case over the next 12 months due to our current liability sensitive balance sheet driven by the change in deposit mix in exposure to higher rate scenarios and increase in FHLB short-term advances, while decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 0.50% relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2023:

Table 16: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(0.18)%
Up 100 basis points	(0.08)%
Down 100 basis points	0.50%
Down 200 basis points	(0.54)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 13, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

Our business, financial condition, and results of operations could be adversely affected by developments impacting the financial services industry, such as recent bank failures or concerns involving liquidity.

Recent events in the financial services industry (including the closures of Silicon Valley Bank, Signature Bank and First Republic Bank) have caused general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. In response to the closures of Silicon Valley Bank and Signature Bank, the Secretary of the U.S. Department of the Treasury approved actions enabling the FDIC to complete its resolution of Silicon Valley Bank and Signature Bank in a manner that fully protected depositors by utilizing the Deposit Insurance Fund, and the Federal Reserve announced it would make available additional funding for eligible depository institutions to help assure banks have the ability to meet the needs of their depositors. It is uncertain whether these steps by the banking regulators will be sufficient to calm the financial markets and financial services industry generally, prevent further bank closures, or reduce the risk of deposit outflows, and particularly sudden deposit outflows, from banks. This uncertainty may drive deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

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

We made no purchases of our common stock during the quarter ended March 31, 2023. Under the 2022 Program, we have approximately $79.9 million of remaining funds that may be used to repurchase shares of our Class A Common Stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	$79,922,000
February 1, 2023 - February 28, 2023	—	—	—	$79,922,000
March 1, 2023 - March 31, 2023	—	—	—	$79,922,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 18, 2022 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Second Amendment to Deferred Compensation Agreement for George A Makris Jr. dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 25, 2023 (File No. 000-06253)).
10.2	Form of Associate Restricted Stock Unit Award Certificate and Terms and Conditions (2015 Plan - 2023).*
10.3	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2015 Plan - 2023).*
10.4	Form of Associate Cash Award Certificate and Terms and Conditions (2015 Plan - 2023).*
10.5	Executive Change in Control Severance Agreement for Ann Madea dated November 12, 2021.*
10.6	Indemnification Agreement for Ann Madea dated November 12, 2021.*
10.7	First Amended and Restated Executive Change in Control Agreement for Chad Rawls dated November 8, 2022.*
10.8	Indemnification Agreement for Chad Rawls dated November 8, 2022.*
10.9	Executive Change in Control Agreement for Brad Yaney dated November 4, 2022.*
10.10	Indemnification Agreement for Brad Yaney dated November 4, 2022.*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of FORVIS, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, President and Chief Financial Officer.*
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 5, 2023	/s/ Robert A. Fehlman
Robert A. Fehlman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2023	/s/ James M. Brogdon
James M. Brogdon
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2023	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)