Form 10-Q
period 2023-06-30
SIMMONS FIRST NATIONAL CORP
filed 2023-08-04
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2023, was 126,261,587.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2023

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2023 and December 31, 2022

	June 30,	December 31,
(In thousands, except share data)	2023	2022
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$181,268	$200,616
Interest bearing balances due from banks and federal funds sold	564,644	481,506
Cash and cash equivalents	745,912	682,122
Interest bearing balances due from banks - time	545	795
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 and $1,388 at June 30, 2023 and December 31, 2022, respectively	3,756,754	3,759,706
Available-for-sale, net of allowance for credit losses of $2,396 at June 30, 2023 (amortized cost of $4,012,265 and $4,331,413 at June 30, 2023 and December 31, 2022, respectively)	3,579,758	3,852,854
Total investments	7,336,512	7,612,560
Mortgage loans held for sale	10,342	3,486
Loans	16,833,653	16,142,124
Allowance for credit losses on loans	(209,966)	(196,955)
Net loans	16,623,687	15,945,169
Premises and equipment	562,025	548,741
Foreclosed assets and other real estate owned	3,909	2,887
Interest receivable	103,431	102,892
Bank owned life insurance	494,370	491,340
Goodwill	1,320,799	1,319,598
Other intangible assets	120,758	128,951
Other assets	636,833	622,520
Total assets	$27,959,123	$27,461,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$5,264,962	$6,016,651
Interest bearing transaction accounts and savings deposits	10,866,078	11,762,885
Time deposits	6,357,682	4,768,558
Total deposits	22,488,722	22,548,094
Federal funds purchased and securities sold under agreements to repurchase	102,586	160,403
Other borrowings	1,373,339	859,296
Subordinated notes and debentures	366,065	365,989
Accrued interest and other liabilities	272,085	257,917
Total liabilities	24,602,797	24,191,699

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at June 30, 2023 and December 31, 2022; 126,224,707 and 127,046,654 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,262	1,270
Surplus	2,516,398	2,530,066
Undivided profits	1,308,654	1,255,586
Accumulated other comprehensive loss	(469,988)	(517,560)
Total stockholders’ equity	3,356,326	3,269,362
Total liabilities and stockholders’ equity	$27,959,123	$27,461,061

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$244,292	$163,578	$471,790	$290,754
Interest bearing balances due from banks and federal funds sold	4,023	1,117	6,806	1,766
Investment securities	48,751	37,848	97,525	71,560
Mortgage loans held for sale	154	200	236	390
Other loans held for sale	—	2,063	—	2,063
TOTAL INTEREST INCOME	297,220	204,806	576,357	366,533

INTEREST EXPENSE
Deposits	108,364	9,754	195,892	16,571
Federal funds purchased and securities sold under agreements to repurchase	318	119	641	187
Other borrowings	18,612	4,844	27,460	9,623
Subordinated notes and debentures	6,696	4,990	11,299	9,447
TOTAL INTEREST EXPENSE	133,990	19,707	235,292	35,828

NET INTEREST INCOME	163,230	185,099	341,065	330,705
Provision for credit losses	61	33,859	24,277	13,945

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	163,169	151,240	316,788	316,760

NONINTEREST INCOME
Service charges on deposit accounts	12,882	11,379	25,319	22,075
Debit and credit card fees	7,986	8,224	15,938	15,673
Wealth management fees	7,440	7,214	14,805	15,182
Mortgage lending income	2,403	2,240	3,973	6,790
Bank owned life insurance income	2,555	2,563	5,528	5,269
Other service charges and fees	2,262	1,871	4,544	3,508
Loss on sale of securities, net	(391)	(150)	(391)	(204)
Other income	9,843	6,837	21,099	14,103
TOTAL NONINTEREST INCOME	44,980	40,178	90,815	82,396

NONINTEREST EXPENSE
Salaries and employee benefits	74,723	74,135	151,761	142,041
Occupancy expense, net	11,410	11,004	22,988	21,027
Furniture and equipment expense	5,128	5,104	10,179	9,879
Other real estate and foreclosure expense	289	142	475	485
Deposit insurance	5,201	2,812	10,094	4,650
Merger related costs	19	19,133	1,415	21,019
Other operating expenses	42,926	44,483	86,012	86,129
TOTAL NONINTEREST EXPENSE	139,696	156,813	282,924	285,230

INCOME BEFORE INCOME TAXES	68,453	34,605	124,679	113,926
Provision for income taxes	10,139	7,151	20,776	21,377

NET INCOME	$58,314	$27,454	$103,903	$92,549
BASIC EARNINGS PER SHARE	$0.46	$0.21	$0.82	$0.77
DILUTED EARNINGS PER SHARE	$0.46	$0.21	$0.82	$0.77
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
NET INCOME	$58,314	$27,454	$103,903	$92,549

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(34,464)	11,763	35,499	(453,777)
Less: Reclassification adjustment for realized losses included in net income	(391)	(150)	(391)	(204)
Less: Realized losses on available-for-sale securities interest rate hedges	(28,506)	(22,832)	(14,961)	(60,031)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity during the period	—	(206,682)	—	(206,682)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(6,505)	(4,785)	(13,553)	(4,701)
Other comprehensive income (loss), before tax effect	938	(167,152)	64,404	(595,523)
Less: Tax effect of other comprehensive income (loss)	245	(43,685)	16,832	(155,640)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	693	(123,467)	47,572	(439,883)

COMPREHENSIVE INCOME (LOSS)	$59,007	$(96,013)	$151,475	$(347,334)

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022

(In thousands)	June 30, 2023	June 30, 2022
	(Unaudited)
OPERATING ACTIVITIES
Net income	$103,903	$92,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,954	24,230
Provision for credit losses	24,277	13,945
Loss on sale of investments	391	204
Net amortization (accretion) of investment securities and assets	6,295	(24,494)
Net amortization on borrowings	76	192
Stock-based compensation expense	8,018	8,164
Gain on sale of foreclosed assets and other real estate owned	(225)	(290)
Gain on sale of mortgage loans held for sale	(3,683)	(4,333)
Gain on sale of loans	—	(228)
Deferred income taxes	(335)	917
Income from bank owned life insurance	(6,716)	(5,269)
Originations of mortgage loans held for sale	(133,076)	(329,833)
Proceeds from sale of mortgage loans held for sale	129,903	356,085
Changes in assets and liabilities:
Interest receivable	(539)	(1,547)
Other assets	(1,548)	(10,064)
Accrued interest and other liabilities	27,658	57,874
Income taxes payable	(19,421)	(245)
Net cash provided by operating activities	158,932	177,857

INVESTING ACTIVITIES
Net change in loans	(698,580)	(835,002)
Proceeds from sale of loans	6,657	15,556
Net change in due from banks - time	250	347
Purchases of premises and equipment, net	(18,718)	(17,000)
Proceeds from sale of foreclosed assets and other real estate owned	1,477	2,819
Proceeds from maturities of available-for-sale securities	296,256	762,094
Purchases of available-for-sale securities	(1,526)	(259,586)
Proceeds from maturities of held-to-maturity securities	36,583	30,848
Purchases of held-to-maturity securities	(45,921)	(329,660)
Proceeds from bank owned life insurance death benefits	3,686	—
Purchase of Spirit of Texas Bancshares, Inc.	—	276,396
Net cash used in investing activities	(419,836)	(353,188)

FINANCING ACTIVITIES
Net change in deposits	(59,003)	(49,701)
Dividends paid on common stock	(50,835)	(45,844)
Net change in other borrowed funds	514,043	(315,778)
Net change in federal funds purchased and securities sold under agreements to repurchase	(57,817)	(30,302)
Net shares cancelled under stock compensation plans	(2,505)	(3,905)
Shares issued under employee stock purchase plan	833	1,151
Repurchases of common stock	(20,022)	(66,096)
Net cash provided by (used in) financing activities	324,694	(510,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,790	(685,806)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	682,122	1,650,653

CASH AND CASH EQUIVALENTS, END OF PERIOD	$745,912	$964,847
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2023 and 2022

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Three Months Ended June 30, 2023
Balance, March 31, 2023 (Unaudited)	$1,273	$2,533,589	$(470,681)	$1,275,720	$3,339,901

Comprehensive income	—	—	693	58,314	59,007
Stock-based compensation plans, net – 70,602 shares	—	2,820	—	—	2,820
Stock repurchases – 1,128,087 shares	(11)	(20,011)	—	—	(20,022)
Dividends on common stock – $0.20 per share	—	—	—	(25,380)	(25,380)

Balance, June 30, 2023 (Unaudited)	$1,262	$2,516,398	$(469,988)	$1,308,654	$3,356,326

Three Months Ended June 30, 2022
Balance, March 31, 2022 (Unaudited)	$1,125	$2,150,453	$(326,961)	$1,136,990	$2,961,607

Comprehensive (loss) income	—	—	(123,467)	27,454	(96,013)
Stock-based compensation plans, net – 42,459 shares	—	3,893	—	—	3,893
Stock issued for Spirit acquisition – 18,275,074 shares	183	464,735	—	—	464,918
Stock repurchases – 2,035,324 shares	(20)	(50,021)	—	—	(50,041)
Dividends on common stock – $0.19 per share	—	—	—	(24,469)	(24,469)

Balance, June 30, 2022 (Unaudited)	$1,288	$2,569,060	$(450,428)	$1,139,975	$3,259,895

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2023 and 2022

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive (Loss) Income	Undivided Profits	Total
Six Months Ended June 30, 2023
Balance, December 31, 2022	$1,270	$2,530,066	$(517,560)	$1,255,586	$3,269,362

Comprehensive income	—	—	47,572	103,903	151,475
Stock issued for employee stock purchase plan – 42,510 shares	—	833	—	—	833
Stock-based compensation plans, net – 263,630 shares	3	5,510	—	—	5,513
Stock repurchases – 1,128,087 shares	(11)	(20,011)	—	—	(20,022)
Dividends on common stock – $0.40 per share	—	—	—	(50,835)	(50,835)

Balance, June 30, 2023 (Unaudited)	$1,262	$2,516,398	$(469,988)	$1,308,654	$3,356,326

Six Months Ended June 30, 2022
Balance, December 31, 2021	$1,127	$2,164,989	$(10,545)	$1,093,270	$3,248,841

Comprehensive (loss) income	—	—	(439,883)	92,549	(347,334)
Stock issued for employee stock purchase plan – 59,475 shares	1	1,150	—	—	1,151
Stock-based compensation plans, net – 286,820 shares	2	4,257	—	—	4,259
Stock issued for Spirit acquisition – 18,275,074 shares	183	464,735	—	—	464,918
Stock repurchases – 2,549,049 shares	(25)	(66,071)	—	—	(66,096)
Dividends on common stock – $0.38 per share	—	—	—	(45,844)	(45,844)

Balance, June 30, 2022 (Unaudited)	$1,288	$2,569,060	$(450,428)	$1,139,975	$3,259,895

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 231 financial centers as of June 30, 2023, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the valuation of acquired loans, valuation of goodwill and subsequent impairment analysis, stock-based compensation plans and income taxes. Management obtains third party valuations to assist in valuing certain aspects of these material estimates, as appropriate, including independent appraisals for significant properties in connection with the determination of the allowance for credit losses and the fair value of acquired loans. Assumptions used in the goodwill impairment analysis involve internally projected forecasts, coupled with market and third-party data. These material estimates could change as a result of the uncertainty in current macroeconomic conditions and other factors that are beyond the Company’s control and could cause actual results to differ materially from those projected.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. As of June 30, 2023, the related remaining combined net unrealized losses of $136.0 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

June 30, 2023
U.S. Government agencies	$451,737	$—	$451,737	$—	$(94,515)	$357,222
Mortgage-backed securities	1,193,118	—	1,193,118	—	(118,728)	1,074,390
State and political subdivisions	1,859,956	(934)	1,859,022	67	(415,230)	1,443,859
Other securities	255,157	(2,280)	252,877	—	(33,490)	219,387
Total HTM	$3,759,968	$(3,214)	$3,756,754	$67	$(661,963)	$3,094,858

December 31, 2022
U.S. Government agencies	$448,012	$—	$448,012	$—	$(102,558)	$345,454
Mortgage-backed securities	1,190,781	—	1,190,781	227	(118,960)	1,072,048
State and political subdivisions	1,861,102	(110)	1,860,992	56	(446,198)	1,414,850
Other securities	261,199	(1,278)	259,921	—	(29,040)	230,881
Total HTM	$3,761,094	$(1,388)	$3,759,706	$283	$(696,756)	$3,063,233

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of June 30, 2023, HTM MBS consists of $144.9 million and $1.05 billion of commercial MBS and residential MBS, respectively. As of December 31, 2022, HTM MBS consists of $149.2 million and $1.04 billion of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

June 30, 2023
U.S. Treasury	$2,271	$—	$—	$(62)	$2,209
U.S. Government agencies	183,735	—	51	(7,222)	176,564
Mortgage-backed securities	2,532,234	—	4	(249,910)	2,282,328
State and political subdivisions	1,029,164	—	184	(143,843)	885,505
Other securities	264,861	(2,396)	—	(29,313)	233,152
Total AFS	$4,012,265	$(2,396)	$239	$(430,350)	$3,579,758

December 31, 2022
U.S. Treasury	$2,257	$—	$—	$(60)	$2,197
U.S. Government agencies	191,498	—	103	(7,322)	184,279
Mortgage-backed securities	2,809,319	—	20	(266,437)	2,542,902
State and political subdivisions	1,056,124	—	250	(185,300)	871,074
Other securities	272,215	—	—	(19,813)	252,402
Total AFS	$4,331,413	$—	$373	$(478,932)	$3,852,854

As of June 30, 2023, AFS MBS consists of $898.2 million and $1.38 billion of commercial MBS and residential MBS, respectively. As of December 31, 2022, AFS MBS consists of $1.07 billion and $1.47 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at June 30, 2023 was $20.7 million and $16.6 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of June 30, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$776	$(21)	$1,433	$(41)	$2,209	$(62)
U.S. Government agencies	22,246	(95)	149,445	(7,127)	171,691	(7,222)
Mortgage-backed securities	2,707	(85)	2,270,299	(249,825)	2,273,006	(249,910)
State and political subdivisions	17,045	(379)	846,298	(143,464)	863,343	(143,843)
Other securities	48,806	(7,261)	173,215	(19,656)	222,021	(26,917)
Total AFS	$91,580	$(7,841)	$3,440,690	$(420,113)	$3,532,270	$(427,954)

As of June 30, 2023, the Company’s investment portfolio included $3.58 billion of AFS securities, of which $3.53 billion, or 98.7%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

Regarding securities issued by state and political subdivisions and other HTM securities, the adequacy of the reserve for credit loss is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses on loans. The methodology considers, but is not limited to: (i) issuer bond ratings, (ii) issuer geography, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) probability-weighted multiple scenario forecasts, and (v) the issuers’ size.

The following table details activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2023 on the Company’s HTM and AFS securities portfolios.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2023
Held-to-maturity
Beginning balance, April 1, 2023	$362	$1,526	$1,888
Provision for credit loss expense	572	754	1,326
Ending balance, June 30, 2023	$934	$2,280	$3,214

Available-for-sale
Beginning balance, April 1, 2023	$—	$5,800	$5,800
Provision for credit loss expense	—	—	—
Reduction due to sales	—	(2,078)	(2,078)
Net increase (decrease) in allowance on previously impaired securities	—	(1,326)	(1,326)
Securities charged-off	—	—	—
Ending balance, June 30, 2023	$—	$2,396	$2,396

Six Months Ended June 30, 2023
Held-to-maturity
Beginning balance, January 1, 2023	$110	$1,278	$1,388
Provision for credit loss expense	824	1,002	1,826
Ending balance, June 30, 2023	$934	$2,280	$3,214

Available-for-sale
Beginning balance, January 1, 2023	$—	$—	$—
Provision for credit loss expense	—	12,800	12,800
Reduction due to sales	—	(2,078)	(2,078)
Net increase (decrease) in allowance on previously impaired securities	—	(1,326)	(1,326)
Securities charged-off	—	(7,000)	(7,000)
Ending balance, June 30, 2023	$—	$2,396	$2,396

Activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2022 on the Company’s HTM securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, the provision for credit losses related to AFS securities recorded for the six months ended June 30, 2023 was $11.5 million, while the provision for credit losses related to AFS securities was reduced by $1.3 million during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company charged-off $7.0 million directly related to one corporate bond which was deemed uncollectible in the period. The remaining allowance for credit loss on the AFS portfolio of $2.4 million at June 30, 2023 is related to outstanding exposure for two nonperforming corporate bonds.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2023:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$178,809	$299,834	$—	$478,643	$—
Aa/AA	638,308	522,367	—	1,160,675	—
A	47,154	161,399	—	208,553	101,965
Baa/BBB	—	4,371	—	4,371	153,192
Not Rated	7,714	—	—	7,714	—
Total	$871,985	$987,971	$—	$1,859,956	$255,157

Historical loss rates associated with securities having similar grades as those in the Company’s portfolio have generally not been significant. Pre-refunded securities, if any, have been defeased by the issuer and are fully secured by cash and/or U.S. Treasury securities held in escrow for payment to holders when the underlying call dates of the securities are reached.

Income earned on securities for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Taxable:
Held-to-maturity	$11,058	$10,578	$22,071	$12,490
Available-for-sale	21,687	11,217	43,478	27,453

Non-taxable:
Held-to-maturity	10,225	10,088	20,351	16,190
Available-for-sale	5,781	5,965	11,625	15,427
Total	$48,751	$37,848	$97,525	$71,560

The amortized cost and estimated fair value by maturity of securities as of June 30, 2023 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,915	$1,909	$64,701	$63,160
After one through five years	10,313	9,857	166,086	160,826
After five through ten years	363,981	315,452	218,164	187,975
After ten years	2,190,641	1,693,250	1,030,810	885,199
Securities not due on a single maturity date	1,193,118	1,074,390	2,532,234	2,282,328
Other securities (no maturity)	—	—	270	270
Total	$3,759,968	$3,094,858	$4,012,265	$3,579,758

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.75 billion at June 30, 2023 and $3.96 billion at December 31, 2022.

There were no gross realized gains and $391,000 gross realized losses recorded from the sale of securities during both the three and six months ended June 30, 2023. There were no gross realized gains and approximately $150,000 of gross realized losses from the sale and calls of securities during the three months ended June 30, 2022, and approximately $37,000 of gross realized gains and $240,000 of gross realized losses from the sale and call of securities during the six months ended June 30, 2022. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2023 and 2022.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 23, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 4: OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE

Spirit Acquisition

In connection with the acquisition of Spirit, the Company acquired a portfolio of loans which were identified as held for sale by the acquired bank prior to the completion of the acquisition. These loans were valued at $35.2 million, net of fair value discounts, at the date of acquisition with no remaining balance as of June 30, 2023.

As of June 30, 2023, there were no outstanding other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At June 30, 2023, the Company’s loan portfolio was $16.83 billion, compared to $16.14 billion at December 31, 2022. The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Consumer:
Credit cards	$209,452	$196,928
Other consumer	148,333	152,882
Total consumer	357,785	349,810
Real Estate:
Construction and development	2,930,586	2,566,649
Single family residential	2,633,365	2,546,115
Other commercial	7,546,130	7,468,498
Total real estate	13,110,081	12,581,262
Commercial:
Commercial	2,569,330	2,632,290
Agricultural	280,541	205,623
Total commercial	2,849,871	2,837,913
Other	515,916	373,139
Total loans	$16,833,653	$16,142,124

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as deferred origination costs and fees totaling $13.6 million and $26.4 million at June 30, 2023 and December 31, 2022, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $66.2 million and $65.4 million at June 30, 2023 and December 31, 2022, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of June 30, 2023 and December 31, 2022, the total outstanding balance of PPP loans was $6.8 million and $8.9 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Consumer:
Credit cards	$268	$349
Other consumer	629	433
Total consumer	897	782
Real estate:
Construction and development	3,400	2,799
Single family residential	21,427	22,319
Other commercial	14,142	14,998
Total real estate	38,969	40,116
Commercial:
Commercial	29,162	17,356
Agricultural	2,248	177
Total commercial	31,410	17,533
Other	3	3
Total	$71,279	$58,434

As of June 30, 2023 and December 31, 2022, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $13.0 million and $16.9 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2023
Consumer:
Credit cards	$1,666	$495	$2,161	$207,291	$209,452	$426
Other consumer	1,217	245	1,462	146,871	148,333	—
Total consumer	2,883	740	3,623	354,162	357,785	426
Real estate:
Construction and development	1,273	3,233	4,506	2,926,080	2,930,586	—
Single family residential	11,035	8,022	19,057	2,614,308	2,633,365	28
Other commercial	4,762	7,433	12,195	7,533,935	7,546,130	—
Total real estate	17,070	18,688	35,758	13,074,323	13,110,081	28
Commercial:
Commercial	4,990	18,776	23,766	2,545,564	2,569,330	284
Agricultural	247	1,978	2,225	278,316	280,541	—
Total commercial	5,237	20,754	25,991	2,823,880	2,849,871	284
Other	—	3	3	515,913	515,916	—
Total	$25,190	$40,185	$65,375	$16,768,278	$16,833,653	$738

December 31, 2022
Consumer:
Credit cards	$1,297	$409	$1,706	$195,222	$196,928	$225
Other consumer	852	214	1,066	151,816	152,882	—
Total consumer	2,149	623	2,772	347,038	349,810	225
Real estate:
Construction and development	4,677	443	5,120	2,561,529	2,566,649	—
Single family residential	23,625	11,075	34,700	2,511,415	2,546,115	106
Other commercial	2,759	7,100	9,859	7,458,639	7,468,498	—
Total real estate	31,061	18,618	49,679	12,531,583	12,581,262	106
Commercial:
Commercial	5,034	7,575	12,609	2,619,681	2,632,290	176
Agricultural	111	67	178	205,445	205,623	—
Total commercial	5,145	7,642	12,787	2,825,126	2,837,913	176
Other	61	3	64	373,075	373,139	—
Total	$38,416	$26,886	$65,302	$16,076,822	$16,142,124	$507

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

The following table presents the period-end balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

	Combination: Interest Rate	Percent of
	Modification and	Total Class
(Dollars in thousands)	Term Extension	of Loans
Commercial:
Commercial	$655	0.03%
Total commercial	$655	0.03%

The financial effects of the loan modification made to a borrower experiencing financial difficulty was not significant during the three and six month periods ended June 30, 2023. The loan modification reported in the table above did not significantly impact the Company’s determination of the allowance for credit losses on loans during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, the Company modified one loan, whereby the borrower was experiencing financial difficulty at the time of modification, that was current as of June 30, 2023 with a recorded investment of $655,000. Additionally, there were no modified loans for which a payment default occurred during the three and six month periods ended June 30, 2023 and were modified in the 12 months prior to default.

At June 30, 2023 and December 31, 2022, the Company had $1.3 million and $3.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2023 and December 31, 2022, the Company had $423,000 and $853,000, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

Troubled Debt Restructurings (Prior to the adoption of ASU 2022-02)

When the Company restructured a loan to a borrower that was experiencing financial difficulty and granted a concession that it would not otherwise consider, a “troubled debt restructuring” (“TDR”) resulted, and the Company classified the loan as a TDR. The Company granted various types of concessions, primarily interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

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

The following table presents loans that were restructured as TDRs during the three and six month periods ended June 30, 2022.

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

Additionally, there were no loans considered TDRs for which a payment default occurred during the six months ended June 30, 2022.

There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the three and six month period ended June 30, 2022.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of June 30, 2023, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023 (YTD)	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$207,291	$—	$207,291
30-89 days past due	—	—	—	—	—	—	1,666	—	1,666
90+ days past due	—	—	—	—	—	—	495	—	495
Total consumer - credit cards	—	—	—	—	—	—	209,452	—	209,452
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	2,486	—	2,486
Consumer - other
Delinquency:
Current	51,542	49,740	18,189	6,047	2,469	2,595	16,289	—	146,871
30-89 days past due	145	476	185	195	6	37	173	—	1,217
90+ days past due	—	65	153	—	9	17	1	—	245
Total consumer - other	51,687	50,281	18,527	6,242	2,484	2,649	16,463	—	148,333
Current-period consumer - other gross charge-offs	18	513	214	55	28	97	143	—	1,068
Real estate - C&D
Risk rating:
Pass	63,331	185,255	65,189	41,966	12,798	26,591	2,522,794	—	2,917,924
Special mention	—	—	—	—	—	406	3,342	—	3,748
Substandard	—	565	103	2	11	196	8,037	—	8,914
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	63,331	185,820	65,292	41,968	12,809	27,193	2,534,173	—	2,930,586
Current-period real estate - C&D gross charge-offs	—	1,148	—	—	—	8	—	—	1,156
Real estate - SF residential
Delinquency:
Current	230,962	656,365	373,639	237,589	122,329	637,891	354,957	576	2,614,308
30-89 days past due	13	1,838	1,609	478	54	5,639	1,404	—	11,035
90+ days past due	—	451	985	497	597	5,140	352	—	8,022
Total real estate - SF residential	230,975	658,654	376,233	238,564	122,980	648,670	356,713	576	2,633,365
Current-period real estate - SF residential gross charge-offs	—	1	—	—	—	109	200	—	310
Real estate - other commercial
Risk rating:
Pass	256,143	1,747,880	1,280,524	585,377	219,471	866,189	2,282,403	—	7,237,987
Special mention	16,810	1,279	27,790	10,642	2,686	46,041	97,843	—	203,091
Substandard	438	9,361	17,719	9,226	3,456	28,954	35,898	—	105,052
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	273,391	1,758,520	1,326,033	605,245	225,613	941,184	2,416,144	—	7,546,130
Current-period real estate - other commercial gross charge-offs	—	—	—	7	—	35	131	—	173

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023 (YTD)	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	222,995	466,055	248,760	114,917	55,019	75,495	1,325,382	348	2,508,971
Special mention	18	12,032	1,061	24	14	947	11,578	—	25,674
Substandard	28	7,723	3,561	1,066	1,325	5,649	15,270	—	34,622
Doubtful and loss	—	61	—	—	—	2	—	—	63
Total commercial	223,041	485,871	253,382	116,007	56,358	82,093	1,352,230	348	2,569,330
Current-period commercial - gross charge-offs	—	332	205	140	158	180	619	—	1,634
Commercial - agriculture
Risk rating:
Pass	26,529	37,597	18,044	7,414	2,218	2,056	183,682	17	277,557
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	635	488	256	40	28	1,537	—	2,984
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	26,529	38,232	18,532	7,670	2,258	2,084	185,219	17	280,541
Current-period commercial - agriculture gross charge-offs	—	—	—	—	—	3	—	—	3
Other
Delinquency:
Current	25,701	147,955	29,128	7,408	3,724	43,391	258,606	—	515,913
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	25,701	147,955	29,128	7,408	3,724	43,394	258,606	—	515,916
Current-period other - gross charge-offs	—	—	—	—	—	—	54	—	54
Total	$894,655	$3,325,333	$2,087,127	$1,023,104	$426,226	$1,747,267	$7,329,000	$941	$16,833,653

The following table presents a summary of loans by credit quality indicator, as of December 31, 2022, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$195,222	$—	$195,222
30-89 days past due	—	—	—	—	—	—	1,297	—	1,297
90+ days past due	—	—	—	—	—	—	409	—	409
Total consumer - credit cards	—	—	—	—	—	—	196,928	—	196,928
Consumer - other
Delinquency:
Current	86,303	26,339	10,071	3,804	2,671	2,275	20,350	3	151,816
30-89 days past due	298	241	135	13	34	119	12	—	852
90+ days past due	121	47	2	1	2	41	—	—	214
Total consumer - other	86,722	26,627	10,208	3,818	2,707	2,435	20,362	3	152,882
Real estate - C&D
Risk rating:
Pass	237,304	68,916	50,912	16,920	13,625	9,611	2,163,776	334	2,561,398
Special mention	—	—	—	—	—	41	1,342	—	1,383
Substandard	1,091	116	36	13	31	103	2,478	—	3,868
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	238,395	69,032	50,948	16,933	13,656	9,755	2,167,596	334	2,566,649
Real estate - SF residential
Delinquency:
Current	700,976	411,885	295,365	141,608	192,176	440,931	324,282	4,192	2,511,415
30-89 days past due	3,105	3,415	1,290	2,018	3,129	8,626	2,042	—	23,625
90+ days past due	586	871	885	968	1,017	6,312	436	—	11,075
Total real estate - SF residential	704,667	416,171	297,540	144,594	196,322	455,869	326,760	4,192	2,546,115
Real estate - other commercial
Risk rating:
Pass	1,917,352	1,482,049	768,630	254,986	179,729	428,027	2,093,379	19,469	7,143,621
Special mention	19,538	32,831	38,821	206	2,261	20,741	104,431	—	218,829
Substandard	24,639	3,399	27,399	2,544	2,026	15,217	30,824	—	106,048
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,961,529	1,518,279	834,850	257,736	184,016	463,985	2,228,634	19,469	7,468,498
Commercial
Risk rating:
Pass	595,256	300,650	168,539	41,924	31,329	35,447	1,401,402	24,940	2,599,487
Special mention	199	1,700	11	32	—	927	2,708	80	5,657
Substandard	5,257	2,435	3,328	802	891	1,290	11,337	1,805	27,145
Doubtful and loss	—	—	—	—	—	—	—	1	1
Total commercial	600,712	304,785	171,878	42,758	32,220	37,664	1,415,447	26,826	2,632,290
Commercial - agriculture
Risk rating:
Pass	44,377	22,901	12,044	4,483	1,029	369	119,342	310	204,855
Special mention	8	—	—	—	—	—	—	—	8
Substandard	55	8	78	49	10	—	560	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	44,440	22,909	12,122	4,532	1,039	369	119,902	310	205,623
Other
Delinquency:
Current	152,086	29,362	8,181	4,742	20,018	25,349	132,384	953	373,075
30-89 days past due	—	—	—	—	—	61	—	—	61
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	152,086	29,362	8,181	4,742	20,018	25,413	132,384	953	373,139
Total	$3,788,551	$2,387,165	$1,385,727	$475,113	$449,978	$995,490	$6,608,013	$52,087	$16,142,124

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of June 30, 2023, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in June 2023 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $99.7 million and $70.9 million as of June 30, 2023 and December 31, 2022, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
June 30, 2023
Construction and development	$7,517	$—	$7,517
Single family residential	1,446	—	1,446
Other commercial real estate	75,017	—	75,017
Commercial	—	15,741	15,741
Total	$83,980	$15,741	$99,721

December 31, 2022
Construction and development	$2,156	$—	$2,156
Single family residential	—	—	—
Other commercial real estate	65,450	—	65,450
Commercial	—	3,320	3,320
Total	$67,606	$3,320	$70,926

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2023
Beginning balance, April 1, 2023	$30,256	$163,906	$6,446	$5,949	$206,557
Provision for credit loss expense	1,483	1,464	995	1,119	5,061
Charge-offs	(1,225)	(435)	(1,409)	(666)	(3,735)
Recoveries	471	878	298	436	2,083
Net (charge-offs) recoveries	(754)	443	(1,111)	(230)	(1,652)
Ending balance, June 30, 2023	$30,985	$165,813	$6,330	$6,838	$209,966

Six Months Ended June 30, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	(3,322)	15,485	3,144	670	15,977
Charge-offs	(1,637)	(1,639)	(2,486)	(1,122)	(6,884)
Recoveries	1,538	1,172	532	676	3,918
Net charge-offs	(99)	(467)	(1,954)	(446)	(2,966)
Ending balance, June 30, 2023	$30,985	$165,813	$6,330	$6,838	$209,966

Activity in the allowance for credit losses for the three and six months ended June 30, 2022 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2022
Beginning balance, April 1, 2022	$9,177	$161,389	$2,894	$5,464	$178,924
Acquisition adjustment for PCD loans	854	3,187	—	2	4,043
Provision for credit loss expense	22,853	1,629	4,470	1,454	30,406
Charge-offs	(688)	(124)	(1,004)	(518)	(2,334)
Recoveries	621	400	249	302	1,572
Net (charge-offs) recoveries	(67)	276	(755)	(216)	(762)
Ending balance, June 30, 2022	$32,817	$166,481	$6,609	$6,704	$212,611

Six Months Ended June 30, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Acquisition adjustment for PCD loans	854	3,187	—	2	4,043
Provision for credit loss expense	20,334	(16,193)	4,023	2,328	10,492
Charge-offs	(7,007)	(600)	(1,924)	(932)	(10,463)
Recoveries	1,178	817	523	689	3,207
Net (charge-offs) recoveries	(5,829)	217	(1,401)	(243)	(7,256)
Ending balance, June 30, 2022	$32,817	$166,481	$6,609	$6,704	$212,611

As of June 30, 2023, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three and six months ended June 30, 2023 was primarily due to the loan growth experienced during the periods, as well as the impact of updated economic assumptions.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $36.9 million and $41.9 million as of June 30, 2023 and December 31, 2022, respectively. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. During the three and six month periods ended June 30, 2023, $5.0 million was released from the reserve for unfunded commitments primarily due to a decline in unfunded commitments resulting from customers utilizing lines of credit during the period. For the three and six month periods ended June 30, 2022, an adjustment to the reserve for unfunded commitments resulted in an expense of $3.5 million associated with the Day 2 CECL provision related to the Spirit acquisition and was included in the provision for credit losses in the statement of income.

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

The components of the provision for credit losses for the three and six month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Provision for credit losses related to:
Loans	$5,061	$30,406	$15,977	$10,492
Unfunded commitments	(5,000)	3,453	(5,000)	3,453
Securities - HTM	1,326	—	1,826	—
Securities - AFS	(1,326)	—	11,474	—
Total	$61	$33,859	$24,277	$13,945

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of June 30, 2023 and December 31, 2022 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Right-of-use lease assets	$57,171	$46,845
Lease liabilities	58,379	47,850

Weighted average remaining lease term	8.26 years	6.69 years
Weighted average discount rate	3.33%	2.41%

Operating lease cost for the three and six month periods ended June 30, 2023 was $3.7 million and $7.6 million, respectively, as compared to $3.7 million and $6.9 million for the same periods in 2022.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Right-of-use lease assets	$57,171	$46,845
Premises and equipment:
Land	124,491	122,841
Buildings and improvements	377,108	370,530
Furniture, fixtures and equipment	108,106	122,029
Software	59,841	70,984
Construction in progress	16,023	15,488
Accumulated depreciation and amortization	(180,715)	(199,976)
Total premises and equipment, net	$562,025	$548,741

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at June 30, 2023 and December 31, 2022.

Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2023 or the year ended December 31, 2022. During March of 2023, the Company’s share price began to decline as markets in the United States (“US”) responded to the sudden collapse of two US banks. As a result of the decrease in the Company’s market capitalization, the Company performed an interim goodwill impairment qualitative assessment during the first quarter of 2023 and concluded that it was more likely-than-not that the fair value of goodwill continued to exceed its carrying value and therefore, goodwill was not impaired. During the second quarter of 2023, the Company performed the annual goodwill impairment analysis and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill is not impaired.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Core deposit premiums:
Balance, beginning of year	$116,016	$93,862
Acquisitions(1)	—	36,500
Amortization	(7,377)	(14,346)
Balance, end of period	108,639	116,016
Books of business and other intangibles:
Balance, beginning of year	12,935	12,373
Acquisitions(2)	—	2,131
Amortization	(816)	(1,569)
Balance, end of period	12,119	12,935
Total other intangible assets, net	$120,758	$128,951
_________________________
(1)    A core deposit premium of $36.5 million was recorded during 2022 as part of the Spirit acquisition. See Note 2, Acquisitions, for additional information on acquisitions.
(2)    The Company recorded $2.1 million during 2022 related to servicing assets acquired as part of the Spirit acquisition. See Note 2, Acquisitions, for additional information on acquisitions.

The carrying basis and accumulated amortization of the Company’s other intangible assets at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Core deposit premiums:
Gross carrying amount	$187,467	$189,996
Accumulated amortization	(78,828)	(73,980)
Core deposit premiums, net	108,639	116,016
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(9,949)	(9,133)
Books of business and other intangibles, net	12,119	12,935
Total other intangible assets, net	$120,758	$128,951

The Company’s estimated remaining amortization expense on other intangible assets as of June 30, 2023 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2023	$8,113
	2024	15,403
	2025	12,819
	2026	12,346
	2027	12,218
	Thereafter	59,859
	Total	$120,758

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.60 billion and $1.08 billion of certificates of deposit over $250,000 at June 30, 2023 and December 31, 2022, respectively. Brokered time deposits were $3.24 billion and $2.75 billion at June 30, 2023 and December 31, 2022, respectively.

NOTE 10: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Income taxes currently payable	$10,295	$15,341	$21,111	$20,460
Deferred income taxes	(156)	(8,190)	(335)	917
Provision for income taxes	$10,139	$7,151	$20,776	$21,377

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Loans acquired	$4,681	$5,846
Allowance for credit losses	50,236	47,145
Valuation of foreclosed assets	523	523
Tax NOLs from acquisition	9,964	10,962
Deferred compensation payable	3,796	3,867
Accrued equity and other compensation	6,131	8,153
Acquired securities	7,641	7,651
Right-of-use lease liability	14,202	11,641
Unrealized loss on AFS securities	167,244	177,839
Allowance for unfunded commitments	8,984	10,200
Other	5,922	4,173
Gross deferred tax assets	279,324	288,000
Deferred tax liabilities:
Goodwill and other intangible amortization	(43,138)	(44,539)
Accumulated depreciation	(23,429)	(24,288)
Right-of-use lease asset	(13,908)	(11,396)
Unrealized gain on swaps	(29,383)	(25,836)
Other	(10,207)	(8,875)
Gross deferred tax liabilities	(120,065)	(114,934)

Net deferred tax asset	$159,259	$173,066

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Computed at the statutory rate (21%)	$14,375	$7,267	$26,183	$23,924
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	454	(560)	697	565
Stock-based compensation	129	97	441	(105)
Tax exempt interest income	(3,871)	(3,619)	(7,675)	(7,022)
Tax exempt earnings on BOLI	(776)	(465)	(1,337)	(890)
Federal tax credits	(495)	(949)	(934)	(1,537)
Other differences, net	323	5,380	3,401	6,442
Actual tax provision	$10,139	$7,151	$20,776	$21,377

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in four tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $44.4 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $102.2 million and $152.4 million at June 30, 2023 and December 31, 2022, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2023
Repurchase agreements:
U.S. Government agencies	$102,186	$—	$—	$—	$102,186

December 31, 2022
Repurchase agreements:
U.S. Government agencies	$152,403	$—	$—	$—	$152,403

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2023 and December 31, 2022 consisted of the following components:

	June 30,	December 31,
(In thousands)	2023	2022
Other Borrowings
FHLB advances, net of discount, due 2023 to 2033, 4.56% to 5.53% secured by real estate loans	$1,353,356	$838,487
Other long-term debt	19,983	20,809
Total other borrowings	1,373,339	859,296

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)(1)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,227	37,285
Unamortized debt issuance costs	(1,162)	(1,296)
Total subordinated notes and debentures	366,065	365,989
Total other borrowings and subordinated debt	$1,739,404	$1,225,285
_________________________
(1)    The Company will transition from the three month LIBOR rate to the three month Secured Overnight Financing Rate (“SOFR”), plus a comparable spread adjustment of 26.161 basis points, beginning with interest accrued on the notes from and after October 1, 2023.

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The Notes will mature on April 1, 2028 and will bear interest at an initial fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the “then-current three month LIBOR rate” plus 215 basis points, payable quarterly in arrears (provided that the Company will transition from the “then-current three month LIBOR rate” to the “three month SOFR, plus a comparable spread adjustment of 26.161 basis points,” beginning with interest accrued on the Notes from and after October 1, 2023). The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness. The Notes qualify for Tier 2 capital treatment.

The Company assumed subordinated debt in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (the “Spirit Notes”). The Spirit Notes will mature on July 31, 2030, and initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month SOFR rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears.

The Company had total FHLB advances of $1.35 billion and $838.5 million at June 30, 2023 and December 31, 2022, respectively, which are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances by the Company. At June 30, 2023, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.95 billion and the Company had approximately $5.35 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at June 30, 2023, are as follows:

Year	(In thousands)
Remainder of 2023	$889
2024	1,822
2025	1,822
2026	1,824
2027	1,920
Thereafter	381,128
Total	$389,405

NOTE 13: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings incidental to the conduct of its business, including proceedings based on breach of contract claims, lender liability claims, and other ordinary-course claims, some of which seek substantial relief or damages.

On June 29, 2020, Shunda Wilkins, Diann Graham, and David Watson filed a putative class action complaint against Simmons Bank in the United States District Court for the Eastern District of Arkansas. The complaint alleged that Simmons Bank improperly charges multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserted claims for breach of contract and unjust enrichment. Plaintiffs sought to represent a proposed class of all Simmons Bank checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiffs sought unspecified damages, costs, attorney’s fees, pre-judgment interest, an injunction, and other relief as the Court deems proper for themselves and the purported class. Simmons Bank denied the allegations and has vigorously defended the matter. On February 9, 2023, the district court denied plaintiffs’ motion for class certification, granted Simmons Bank’s motion for summary judgment in part, and granted Simmons Bank’s motion to exclude testimony of plaintiffs’ expert. On July 14, 2023, the district court denied plaintiffs’ motion to reconsider the court’s February 9, 2023 ruling, and ruled in favor of Simmons Bank on the outstanding issues.

The Company establishes reserves for legal proceedings when potential losses become probable and can be reasonably estimated. While the ultimate resolution (including amounts thereof) of any legal proceedings, including the matter described above, cannot be determined at this time, based on information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any of these proceedings, which may be material to the Company’s results of operations for a given fiscal period.

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

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

During the three and six month periods ended June 30, 2023, the Company repurchased 1,128,087 shares at an average price of $17.75 per share under the 2022 Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. During the six month period ended June 30, 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 2,035,324 shares at an average price of $24.59 per share under the 2022 Program. The 2022 Program repurchases during the six months ended June 30, 2022 were all completed during the second quarter of 2022.

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

NOTE 15: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At June 30, 2023, Simmons Bank had approximately $285.9 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of June 30, 2023, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.92% at June 30, 2023.

NOTE 16: STOCK-BASED COMPENSATION

The Company’s Board of Directors has adopted various stock-based compensation plans, including the 2023 Stock and Incentive Plan that was approved by shareholders and became effective April 18, 2023. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and stock awards. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awards of restricted stock, restricted stock units, performance stock units or stock awards granted to directors, officers and other key employees.

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the six months ended June 30, 2023:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2023	470	$22.56	—	$—	1,197	$26.63
Granted	—	—	—	—	730	21.52
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(381)	25.64
Forfeited/expired	—	—	—	—	(138)	24.78

Balance, June 30, 2023	469	$22.58	—	$—	1,408	$24.41

Exercisable, June 30, 2023	469	$22.58

The following table summarizes information about stock options under the plans outstanding at June 30, 2023:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$20.29	—	$20.29	47	1.39	$20.29	47	$20.29
22.20	—	22.20	51	1.73	22.20	51	22.20
22.75	—	22.75	293	1.97	22.75	293	22.75
23.51	—	23.51	71	2.40	23.51	71	23.51
24.07	—	24.07	7	2.21	24.07	7	24.07
$20.29	—	$24.07	469	1.95	$22.58	469	$22.58

The table below summarizes the Company’s performance stock unit activity for the six months ended June 30, 2023:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2023	352
Granted	302
Vested (earned)	(72)
Forfeited	(53)
Non-vested, June 30, 2023	529

Stock-based compensation expense was $8.0 million and $8.2 million during the six month periods ended June 30, 2023 and 2022, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2023. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $21.3 million at June 30, 2023. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at June 30, 2023. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $17.25 as of June 30, 2023, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of stock options exercised during the six months ended June 30, 2023 was $6,000, while there was no intrinsic value of stock options exercised during the six months ended June 30, 2022.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2023 and 2022.

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

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income available to common stockholders	$58,314	$27,454	$103,903	$92,549

Average common shares outstanding	127,104	128,313	127,145	120,420
Average potential dilutive common shares	276	407	276	407
Average diluted common shares	127,380	128,720	127,421	120,827

Basic earnings per share	$0.46	$0.21	$0.82	$0.77
Diluted earnings per share	$0.46	$0.21	$0.82	$0.77

There were 469,280 stock options excluded from the three and six months ended June 30, 2023 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the periods. There were 6,610 stock options excluded from the earnings per share calculation for the three months ended June 30, 2022 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were no stock options excluded from the earnings per share calculation for the six months ended June 30, 2022 due to the average market price of the Company’s stock exceeding the related stock option exercise price during the period.

NOTE 18: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2023	2022
Interest paid	$224,345	$36,049
Income taxes paid	1,425	4,881
Transfers of loans to foreclosed assets held for sale	2,274	581
Transfers of assets held for sale to other assets	—	100

NOTE 19: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and six months ended June 30, 2023 was $9.8 million and $21.1 million, respectively. Other income for the same periods in 2022 was $6.8 million and $14.1 million, respectively. Included in other income during the six month period ended June 30, 2023 was a $4.0 million legal reserve recapture associated with previously disclosed legal matters. Additionally, other income increased on a year-over-year basis, primarily as a result of fair value adjustments associated with certain equity investments and death benefits from bank owned life insurance.

Other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Professional services	$5,233	$4,202	$9,642	$9,648
Postage	2,366	2,217	4,690	4,343
Telephone	1,701	1,695	3,432	3,253
Credit card expense	3,444	3,037	6,633	5,743
Marketing	6,044	8,754	12,254	14,894
Software and technology	10,236	10,078	20,592	20,225
Operating supplies	683	713	1,288	1,411
Amortization of intangibles	4,098	4,096	8,194	7,582
Branch right sizing expense	95	292	1,074	1,201
Other expense	9,026	9,399	18,213	17,829
Total other operating expenses	$42,926	$44,483	$86,012	$86,129

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

At June 30, 2023, the Company had outstanding commitments to extend credit aggregating approximately $717.1 million and $4.71 billion for credit card commitments and other loan commitments, respectively. At December 31, 2022, the Company had outstanding commitments to extend credit aggregating approximately $696.7 million and $5.64 billion for credit card commitments and other loan commitments, respectively.

As of June 30, 2023, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $30.4 million. At December 31, 2022, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $21.1 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $52.0 million and $44.4 million at June 30, 2023, and December 31, 2022, respectively, with terms ranging from 9 months to 15 years. At June 30, 2023 and December 31, 2022, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $245.2 million and $265.7 million at June 30, 2023 and December 31, 2022, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2023 and December 31, 2022, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Available-for-sale securities
U.S. Treasury	$2,209	$2,209	$—	$—
U.S. Government agencies	176,564	—	176,564	—
Mortgage-backed securities	2,282,328	—	2,282,328	—
State and political subdivisions	885,505	—	885,505	—
Other securities	233,152	—	233,152	—
Mortgage loans held for sale	10,342	—	—	10,342
Derivative asset	152,697	—	152,697	—
Derivative liability	(33,543)	—	(33,543)	—

December 31, 2022
Available-for-sale securities
U.S. Treasury	$2,197	$2,197	$—	$—
U.S. Government agencies	184,279	—	184,279	—
Mortgage-backed securities	2,542,902	—	2,542,902	—
States and political subdivisions	871,074	—	871,074	—
Other securities	252,402	—	252,402	—
Mortgage loans held for sale	3,486	—	—	3,486
Derivative asset	139,323	—	139,323	—
Derivative liability	(34,440)	—	(34,440)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Individually assessed loans (1) (2) (collateral-dependent)	$99,721	$—	$—	$99,721
Foreclosed assets and other real estate owned (1)	3,052	—	—	3,052

December 31, 2022
Individually assessed loans (1) (2) (collateral-dependent)	$70,926	$—	$—	$70,926
Foreclosed assets and other real estate owned (1)	2,418	—	—	2,418
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $12.8 million and $5.2 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2023 and December 31, 2022, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial assets:
Cash and cash equivalents	$745,912	$745,912	$—	$—	$745,912
Interest bearing balances due from banks - time	545	—	545	—	545
Held-to-maturity securities, net	3,756,754	—	3,094,858	—	3,094,858
Interest receivable	103,431	—	103,431	—	103,431
Loans, net	16,623,687	—	—	15,928,195	15,928,195

Financial liabilities:
Noninterest bearing transaction accounts	5,264,962	—	5,264,962	—	5,264,962
Interest bearing transaction accounts and savings deposits	10,866,078	—	10,866,078	—	10,866,078
Time deposits	6,357,682	—	—	6,293,911	6,293,911
Federal funds purchased and securities sold under agreements to repurchase	102,586	—	102,586	—	102,586
Other borrowings	1,373,339	—	1,370,261	—	1,370,261
Subordinated notes and debentures	366,065	—	359,801	—	359,801
Interest payable	27,346	—	27,346	—	27,346

December 31, 2022
Financial assets:
Cash and cash equivalents	$682,122	$682,122	$—	$—	$682,122
Interest bearing balances due from banks - time	795	—	795	—	795
Held-to-maturity securities, net	3,759,706	—	3,063,233	—	3,063,233
Interest receivable	102,892	—	102,892	—	102,892
Loans, net	15,945,169	—	—	15,573,555	15,573,555

Financial liabilities:
Noninterest bearing transaction accounts	6,016,651	—	6,016,651	—	6,016,651
Interest bearing transaction accounts and savings deposits	11,762,885	—	11,762,885	—	11,762,885
Time deposits	4,768,558	—	—	4,696,473	4,696,473
Federal funds purchased and securities sold under agreements to repurchase	160,403	—	160,403	—	160,403
Other borrowings	859,296	—	857,257	—	857,257
Subordinated notes and debentures	365,989	—	363,578	—	363,578
Interest payable	16,399	—	16,399	—	16,399

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurs during the third quarter of 2023 and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				June 30, 2023		December 31, 2022
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$119,105	$1,001,715	$104,833

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Investment securities - Available-for-sale	$926,745	$944,115	$120,919	$106,321

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	June 30, 2023		December 31, 2022
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$486,439	$33,592	$413,968	$34,490
Derivative liabilities	547,212	33,543	414,955	34,440

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $20.1 million as of June 30, 2023.

Energy Hedging

The Company, from time-to-time, provides energy derivative services to qualifying, high quality oil and gas borrowers for hedging purposes. The Company serves as an intermediary on energy derivative products between the Company’s borrowers and dealers. The Company will only enter into back-to-back trades, thus maintaining a balanced book between the dealer and the borrower.

Energy hedging risk exposure to the Company’s customer increases as energy prices for crude oil and natural gas rise. As prices decrease, exposure to the exchange increases. These risks are mitigated by customer credit underwriting policies and establishing a predetermined hedge line for each borrower and by monitoring the exchange margin.

During the second quarter of 2023, the Company’s remaining energy hedge swap contracts expired and there were no outstanding notional values related to these contracts as of June 30, 2023. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of June 30, 2023, and the related consolidated statements of income, comprehensive income (loss) and stockholders’ equity for the three and six month periods ended June 30, 2023 and 2022, and cash flows for the six month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 4, 2023

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended June 30, 2023 to our results of operations for the three months ended March 31, 2023, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended March 31, 2023, please refer to our first quarter Form 10-Q filed with the SEC on May 5, 2023.

OVERVIEW

During the first half of 2023, significant turmoil within the financial services industry, which was fueled by the failure of certain regional banks that utilized specialized business models, and continued inflationary pressures and recessionary fears, resulted in industry concerns around the level of uninsured deposits, liquidity, capital and operations. Despite these challenges, which have seemed to abate slightly late in the second quarter of 2023, our focus remained on the fundamentals that have served us well during our 120-year history. We believe that our liquidity is solid and that our capital is strong:

•Deposits were relatively stable during the quarter, which highlights the granularity of our deposit base, as well as the long-term relationships we have with many of our customers. Total deposits as of June 30, 2023 were $22.49 billion, compared to $22.55 billion as of December 31, 2022. Uninsured deposits (excluding collateralized deposits and intercompany deposits) as of June 30, 2023 were approximately $4.82 billion, or 21% of total deposits.

•Capital levels were steady during the quarter, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of June 30, 2023 (see Table 11 in the Risk Based Capital section below). As of June 30, 2023, our ratio of common equity to total assets was 12.00%, the ratio of tangible common equity to tangible assets was 7.22% and our Tier 1 leverage ratio was 9.23%.

•Key credit quality metrics as of June 30, 2023 also remained solid, with our nonperforming loan coverage ratio at 292% and our allowance for credit losses as a percent of total loans ratio was 1.25%.

•Significant liquidity position with a loan to deposit ratio of 75% as of June 30, 2023, compared to 72% as of December 31, 2022. Additional liquidity sources available to us as of June 30, 2023 totaled $11.10 billion and our uninsured deposit coverage ratio was 2.3x.

Our net income for the three months ended June 30, 2023 was $58.3 million, or $0.46 diluted earnings per share, compared to net income of $45.6 million, or $0.36 diluted earnings per share, for the three months ended March 31, 2023. Included in each comparative period end results were certain items related to our acquisitions and branch right sizing initiatives, while the results for the three months ended June 30, 2023 also included adjustments for early retirement program costs. Excluding these certain items and the tax effect, adjusted earnings for the three months ended June 30, 2023 were $61.1 million, or $0.48 adjusted diluted earnings per share, compared to $47.3 million, or $0.37 adjusted diluted earnings per share, for the three months ended March 31, 2023.

Net income for the six months ended June 30, 2023 was $103.9 million, or $0.82 diluted earnings per share, compared to net income of $92.5 million, or $0.77 diluted earnings per share for the six months ended June 30, 2022. Included in each comparative period end results were certain items related to our acquisitions and branch right sizing initiatives, while the results for the six months ended June 30, 2023 also include adjustments for early retirement program costs and the results for the six months ended June 30, 2022 also include the Day 2 CECL provision required for loans and unfunded commitments acquired in connection with the Spirit acquisition and a donation to Simmons First Foundation. Excluding these certain items and the tax effect, adjusted earnings for the six months ended June 30, 2023 were $108.4 million, or $0.85 adjusted diluted earnings per share, compared to $135.3 million, or $1.12 adjusted diluted earnings per share for the six months ended June 30, 2022.

Simmons Bank was named to Forbes magazine’s 2023 list of “World’s Best Banks” for the fourth consecutive year and recognized by Forbes’ as one of “America’s Best Midsize Employers” for 2023. We continue to work to expand our suite of digital solutions to provide an enhanced customer experience to “bank when you want, where you want.”

Our Better Bank Initiative, which is focused on programs designed to optimize operational processes and increase capacity to capitalize on organic growth opportunities, achieved continued success across multiple fronts. During the second quarter of 2023, we substantially completed our early retirement program, which is expected to result in approximately $5.1 million in annual cost savings. Extensive progress was also completed on other identified opportunities related to process improvements and streamlining or upgrading systems. As a result, we are on track to meet or exceed the estimated $15 million in annual cost savings we have identified to date by the end of 2023.

Asset quality metrics remain at historically low-levels and reflect our conservative credit culture, as well as the impact of our strategic decision in 2019 designed to de-risk certain elements of loan portfolios that were acquired in connection with our geographic diversification and expansion. Total nonperforming loans as of June 30, 2023, December 31, 2022, and June 30, 2022 were $72.0 million, $58.9 million, and $63.6 million, respectively. Non-performing assets as a percent of total assets were 0.28% at June 30, 2023, compared to 0.23% at December 31, 2022 and 0.26% at June 30, 2022.

Stockholders’ equity as of June 30, 2023 was $3.36 billion, book value per share was $26.59 and tangible book value per share was $15.17. We repurchased 1,128,087 shares of our common stock under the 2022 Program during the second quarter of 2023.

Total loans were $16.83 billion at June 30, 2023, compared to $16.14 billion at December 31, 2022. The increase in total loans during the period was supported by diverse growth in terms of type and geographic market. Our unfunded commitments were $4.71 billion and $5.64 billion as of June 30, 2023 and December 31, 2022, respectively. While unfunded commitments are considered a key indicator of future loan growth, the rapid increase in interest rates, coupled with softer economic conditions, have resulted in lower activity in our commercial loan pipeline, which was $689.1 million as of June 30, 2023, compared to $1.12 billion at December 31, 2022.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of June 30, 2023, has approximately $28.0 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value and no impairment was indicated as of June 30, 2023. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Stock-Based Compensation Plans

We have adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and stock awards. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of restricted stock, restricted stock units, performance stock units or stock awards granted to directors, officers and other key employees.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 42% of our loan portfolio and approximately 80% of our time deposits have repriced in one year or less. As of June 30, 2023, our interest rate sensitivity shows that approximately 39% of our loans and 93% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended June 30, 2023, net interest income on a fully taxable equivalent basis was $169.3 million, a decrease of $14.8 million, or 8.0%, compared to the three months ended March 31, 2023. The decrease in net interest income was primarily the result of a $17.9 million increase in fully tax equivalent interest income, more than offset by a $32.7 million increase in interest expense.

The increase in interest income primarily resulted from a $16.9 million increase in interest income on loans, due to both volume and yield increases. The increase in loan volume resulted in an increase of $5.3 million in interest income, while a 22 basis point increase in loan yield resulted in an incremental $11.6 million of interest income. The loan yield for the second quarter of 2023 was 5.89% compared to 5.67% from the preceding sequential quarter and was due to the continued rising rate environment. The additional loan volume was due to solid organic loan growth which was widespread across our geographic markets.

The $32.7 million increase in interest expense is mostly due to the increase in deposit account rates and change in deposit mix as consumers migrate toward higher rate deposits, principally certificates of deposits, in the current higher rate environment. Interest expense increased $17.6 million due to the increase in rate of 47 basis points on interest-bearing deposit accounts as pricing measures were implemented to defend the core deposit base. Interest expense increased $3.2 million due to the increase in deposit volume over the period. During the second quarter of 2023, we made a strategic decision to utilize short-term borrowings to elevate our liquidity position given the macroeconomic environment and the debt ceiling debate, which led to a $9.8 million increase in interest expense. On April 1, 2023, approximately $330.0 million of our outstanding subordinated debt converted from fixed rate to floating rate, further contributing to a $2.1 million increase in interest expense during the quarter.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the six month period ended June 30, 2023 increased $11.1 million, or 3.2%, over the same period in 2022. The increase in net interest income was the result of a $210.5 million increase in fully tax equivalent interest income, partially offset by a $199.5 million increase in interest expense.

The increase in interest income during the six month period ended June 30, 2023 resulted from increases in interest income on loans and investments as a result of rising market interest rates. The increase in interest income on loans of $182.0 million reflects an increase in loan volume of $83.4 million coupled with a 133 basis point rise in loan yield that resulted in a $98.6 million increase. The increase in our loan volume during the first six months of 2023 was due to the Spirit acquisition in the second quarter of 2022, combined with solid organic loan growth over the comparative period. The increase of $25.7 million in interest income on investment securities reflects an increase of $34.6 million in interest income on investment securities due to yield increases over the period of 129 basis points and 19 basis points for our taxable and non-taxable investment security portfolios, respectively. The increase in interest income on investment securities due to yield increases was mitigated by an $8.9 million decrease due to the decline in our investment portfolio average balances which decreased by $964.5 million or 11.4%, as our portfolio experienced pay downs and maturities over the period, which was reinvested into our loan portfolio.

The $199.5 million increase in interest expense is mainly due to the increase in our deposit account rates over the period, combined with the additional deposit base from the Spirit acquisition and change in deposit mix as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. Interest expense increased $165.9 million due to the increase in rate of 212 basis points on interest-bearing deposit accounts and increased $13.4 million due to the increase in deposit volume over the period. Further, an increase of $17.8 million to interest expense was related to an increase in other borrowings during the same period. The rate increase of 343 basis points in other borrowings resulted in an increase of $19.3 million, that was partially offset by a $1.4 million decrease in volume over the period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 2.76% and 2.92% for the three and six month periods ended June 30, 2023, as compared to 3.09% and 3.01% for the three months ended March 31, 2023 and the six months ended June 30, 2022, respectively. The decrease of 33 basis points in the net interest margin during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 was primarily due to the rising deposit rate pressure from increased market competition and consumer migration toward higher rate deposits. The decrease of 9 basis points in the net interest margin during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to the rising deposit rate pressure and change in deposit mix previously discussed, mitigated by the overall increase in our earning assets average balances over the comparative periods which has improved interest income in the rising rate environment.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2023	2023	2023	2022
Interest income	$297,220	$279,137	$576,357	$366,533
FTE adjustment	6,106	6,311	12,417	11,698
Interest income – FTE	303,326	285,448	588,774	378,231
Interest expense	133,990	101,302	235,292	35,828
Net interest income – FTE	$169,336	$184,146	$353,482	$342,403

Yield on earning assets – FTE	4.95%	4.78%	4.87%	3.32%
Cost of interest bearing liabilities	2.85%	2.26%	2.56%	0.43%
Net interest spread – FTE	2.10%	2.52%	2.31%	2.89%
Net interest margin – FTE	2.76%	3.09%	2.92%	3.01%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2023 compared to March 31, 2023	June 30, 2023 compared to June 30, 2022
Increase due to change in earning assets	$5,497	$71,778
Increase due to change in earning asset yields	12,381	138,765
Decrease due to change in interest bearing liabilities	(11,502)	(10,998)
Decrease due to change in interest rates paid on interest bearing liabilities	(21,186)	(188,466)
(Decrease) increase in net interest income	$(14,810)	$11,079

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	June 30, 2023			March 31, 2023
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$404,639	$4,023	3.99	$315,307	$2,783	3.58
Investment securities - taxable	4,821,231	32,745	2.72	4,930,945	32,804	2.70
Investment securities - non-taxable	2,627,192	21,253	3.24	2,624,642	21,522	3.33
Mortgage loans held for sale	9,560	154	6.46	5,470	82	6.08
Loans - including fees	16,702,403	245,151	5.89	16,329,761	228,257	5.67
Total interest earning assets	24,565,025	303,326	4.95	24,206,125	285,448	4.78
Non-earning assets	3,201,114			3,282,607
Total assets	$27,766,139			$27,488,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,011,746	$54,485	1.98	$11,722,591	$47,990	1.66
Time deposits	5,911,139	53,879	3.66	5,155,055	39,538	3.11
Total interest bearing deposits	16,922,885	108,364	2.57	16,877,646	87,528	2.10
Federal funds purchased and securities sold under agreements to repurchase	119,985	318	1.06	148,673	323	0.88
Other borrowings	1,449,403	18,612	5.15	787,783	8,848	4.56
Subordinated debt and debentures	366,047	6,696	7.34	366,009	4,603	5.10
Total interest bearing liabilities	18,858,320	133,990	2.85	18,180,111	101,302	2.26

Noninterest bearing liabilities:
Noninterest bearing deposits	5,276,267			5,642,779
Other liabilities	272,628			295,191
Total liabilities	24,407,215			24,118,081
Stockholders’ equity	3,358,924			3,370,651
Total liabilities and stockholders’ equity	$27,766,139			$27,488,732
Net interest spread – FTE			2.10			2.52
Net interest margin – FTE		$169,336	2.76		$184,146	3.09

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$360,221	$6,806	3.81	$1,250,266	$1,766	0.28
Investment securities - taxable	4,875,784	65,549	2.71	5,681,352	39,943	1.42
Investment securities - non-taxable	2,625,923	42,775	3.28	2,784,863	42,669	3.09
Mortgage loans held for sale	7,526	236	6.32	22,375	390	3.51
Other loans held for sale	—	—	—	11,118	2,063	37.42
Loans - including fees	16,517,110	473,408	5.78	13,194,144	291,400	4.45
Total interest earning assets	24,386,564	588,774	4.87	22,944,118	378,231	3.32
Non-earning assets	3,241,638			2,858,864
Total assets	$27,628,202			$25,802,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,365,205	$102,475	1.82	$12,447,510	$11,193	0.18
Time deposits	5,535,186	93,417	3.40	2,414,798	5,378	0.45
Total interest bearing deposits	16,900,391	195,892	2.34	14,862,308	16,571	0.22
Federal funds purchased and securities sold under agreements to repurchase	134,249	641	0.96	214,211	187	0.18
Other borrowings	1,120,421	27,460	4.94	1,289,311	9,623	1.51
Subordinated debt and debentures	366,028	11,299	6.23	401,351	9,447	4.75
Total interest bearing liabilities	18,521,089	235,292	2.56	16,767,181	35,828	0.43

Noninterest bearing liabilities:
Noninterest bearing deposits	5,458,509			5,557,611
Other liabilities	283,849			212,255
Total liabilities	24,263,447			22,537,047
Stockholders’ equity	3,364,755			3,265,935
Total liabilities and stockholders’ equity	$27,628,202			$25,802,982
Net interest spread – FTE			2.31			2.89
Net interest margin – FTE		$353,482	2.92		$342,403	3.01

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 and the six months ended June 30, 2023 and 2022, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended			Six Months Ended
	June 30, 2023 compared to March 31, 2023			June 30, 2023 compared to June 30, 2022
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$857	$383	$1,240	$(2,103)	$7,143	$5,040
Investment securities - taxable	(738)	679	(59)	(6,359)	31,965	25,606
Investment securities - non-taxable	21	(290)	(269)	(2,508)	2,614	106
Mortgage loans held for sale	66	6	72	(353)	199	(154)
Other loans held for sale	—	—	—	(302)	(1,761)	(2,063)
Loans - including fees	5,291	11,603	16,894	83,403	98,605	182,008
Total	5,497	12,381	17,878	71,778	138,765	210,543

Interest expense:
Interest bearing transaction and savings accounts	(3,047)	9,542	6,495	(1,057)	92,339	91,282
Time deposits	6,277	8,064	14,341	14,454	73,585	88,039
Federal funds purchased and securities sold under agreements to repurchase	(69)	64	(5)	(94)	548	454
Other borrowings	8,341	1,423	9,764	(1,417)	19,254	17,837
Subordinated notes and debentures	—	2,093	2,093	(888)	2,740	1,852
Total	11,502	21,186	32,688	10,998	188,466	199,464
(Decrease) increase in net interest income	$(6,005)	$(8,805)	$(14,810)	$60,780	$(49,701)	$11,079

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

The provision for credit losses for the three months ended June 30, 2023 was $61,000 as compared to $24.2 million for the three months ended March 31, 2023. The change for the three month period ended June 30, 2023 as compared to the preceding quarter is primarily due to a $10.9 million expense related to loans and reflected loan growth, as well as the impact of updated economic assumptions, combined with a $13.3 million expense related to securities and was due to decreases in the value of select corporate bonds in the investment securities portfolio, all during the three months ended March 31, 2023 and that did not meaningfully impact the three months ended June 30, 2023.

For the six months ended June 30, 2023, our provision for credit losses was $24.3 million as compared to $13.9 million for the same period ended June 30, 2022. The change for the six months ended June 30, 2023 as compared to the same period ended June 30, 2022 is primarily due to the impacts described above, compared to the Spirit acquisition and the related Day 2 CECL provision expense for the acquired loans in the six months ended June 30, 2022 and additional unfunded commitments added to our portfolio during the same period, partially offset by a recapture of credit losses during the six months ended June 30, 2022 driven by improved credit quality metrics and improved macroeconomic factors.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended June 30, 2023, total noninterest income was $45.0 million, a decrease of approximately $855,000 or 1.9%, compared to the three month period ended March 31, 2023. The sequential decrease was primarily driven by the recapture of a $4.0 million legal reserve during the period ended March 31, 2023, related to legal matters previously disclosed, and was partially offset by fair value adjustments related to Small Business Investment Company (“SBIC”) investments and death benefits from bank owned life insurance totaling $3.5 million recognized during the three month period ended June 30, 2023.

Noninterest income for the six months ended June 30, 2023 increased by approximately $8.4 million or 10.2% as compared to the six months ended June 30, 2022. The increase as compared to the same period in 2022 was primarily due to the Spirit acquisition and attributable increased consumer base, coupled with the legal reserve recapture of $4.0 million and the fair value adjustments related to SBIC investments and death benefits from bank owned life insurance totaling $3.5 million discussed above. The increase was partially offset by a $2.8 million decrease in mortgage lending income due to the rising interest rate environment and softening market conditions over the period, which slowed the demand for mortgage loans compared to the demand associated with the previous lower interest rate environment.

Table 5 shows noninterest income for the three month periods ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended				Six Months Ended June 30,
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2023	2023	$	%	2023	2022	$	%
Service charges on deposit accounts	$12,882	$12,437	$445	3.6%	$25,319	$22,075	$3,244	14.7%
Debit and credit card fees	7,986	7,952	34	0.4	15,938	15,673	265	1.7
Wealth management fees	7,440	7,365	75	1.0	14,805	15,182	(377)	(2.5)
Mortgage lending income	2,403	1,570	833	53.1	3,973	6,790	(2,817)	(41.5)
Bank owned life insurance income	2,555	2,973	(418)	(14.1)	5,528	5,269	259	4.9
Other service charges and fees	2,262	2,282	(20)	(0.9)	4,544	3,508	1,036	29.5
(Loss) gain on sale of securities, net	(391)	—	(391)	*	(391)	(204)	(187)	91.7
Loss on sale of branches	—	—	—	—	—	(88)	88	(100.0)
Other income	9,843	11,256	(1,413)	(12.6)	21,099	14,191	6,908	48.7
Total noninterest income	$44,980	$45,835	$(855)	(1.9)%	$90,815	$82,396	$8,419	10.2%
*    Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for the three month period ended June 30, 2023 was $30.6 million, an increase of $534,000 as compared to the three month period ended March 31, 2023. Recurring fee income for the six month period ended June 30, 2023 was $60.6 million, an increase of $4.2 million from the six month period ended June 30, 2022. While recurring fee income was relatively flat as compared to the three month period ended March 31, 2023, the increase as compared to the six month period ended June 30, 2022 was primarily due to the increased consumer base provided by the Spirit acquisition. We expect service charges to moderate during the last half of 2023 due to the elimination of returned item fees for consumer deposit accounts with insufficient funds beginning in the third quarter of 2023.

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

Noninterest expense was $139.7 million for the three month period ended June 30, 2023, as compared to noninterest expense of $143.2 million for the three month period ended March 31, 2023, representing a decrease of $3.5 million, or 2.5%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing and merger related costs for all periods, in addition to early retirement program costs for the three months ended June 30, 2023, decreased $4.9 million, or 3.5%, as compared to the three months ended March 31, 2023.

Noninterest expense for the six months ended June 30, 2023 decreased by approximately $2.3 million or 0.8% as compared to the six months ended June 30, 2022. Adjusted noninterest expense, which excludes branch right sizing, merger related costs, donation to Simmons First Foundation, and early retirement program costs, for the six months ended June 30, 2023, increased $15.6 million, or 6.0%, as compared to the six months ended June 30, 2022.

The $2.3 million decrease in salaries and employee benefits expense during the three month period ended June 30, 2023 as compared to the preceding sequential quarter is primarily due to a $3.0 million incentive accrual adjustment during the current period, coupled with seasonal payroll expenses, such as payroll taxes, 401(k) profit sharing contribution and equity awards compensation experienced during the preceding sequential quarter. The decrease in salaries and employee benefits expense was offset by a $3.6 million expense related to early retirement program costs during the three month period ended June 30, 2023, which is related to our ongoing Better Bank Initiative. Adjusted salaries and employee benefits expense, which excludes early retirement program costs, for the three months ended June 30, 2023, decreased $5.9 million, or 7.7%, as compared to the three months ended March 31, 2023. Salaries and employee benefits expense increased $9.7 million during the six month period ended June 30, 2023 when compared to the same period in the prior year, primarily due to the impact from the Spirit acquisition.

Deposit insurance expense for the three and six months ended June 30, 2023 as compared to the three months ended March 31, 2023 and six months ended June 30, 2022 increased by $308,000 and $5.4 million, respectively. The year-over-year increase was largely due to an increased base rate related to changes in the mix of deposits, coupled with the increase in deposits from the Spirit acquisition.

Table 6 below shows noninterest expense for the three month periods ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended				Six Months Ended June 30,
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2023	2023	$	%	2023	2022	$	%
Salaries and employee benefits	$74,723	$77,038	$(2,315)	(3.0)%	$151,761	$142,041	$9,720	6.8%
Occupancy expense, net	11,410	11,578	(168)	(1.5)	22,988	21,027	1,961	9.3
Furniture and equipment expense	5,128	5,051	77	1.5	10,179	9,879	300	3.0
Other real estate and foreclosure expense	289	186	103	55.4	475	485	(10)	(2.1)
Deposit insurance	5,201	4,893	308	6.3	10,094	4,650	5,444	117.1
Merger related costs	19	1,396	(1,377)	*	1,415	21,019	(19,604)	*
Other operating expenses:
Professional services	5,233	4,409	824	18.7	9,642	9,648	(6)	(0.1)
Postage	2,366	2,324	42	1.8	4,690	4,343	347	8.0
Telephone	1,701	1,731	(30)	(1.7)	3,432	3,253	179	5.5
Debit and credit card	3,444	3,189	255	8.0	6,633	5,743	890	15.5
Marketing	6,044	6,210	(166)	(2.7)	12,254	14,894	(2,640)	(17.7)
Software and technology	10,236	10,356	(120)	(1.2)	20,592	20,225	367	1.8
Operating supplies	683	605	78	12.9	1,288	1,411	(123)	(8.7)
Amortization of intangibles	4,098	4,096	2	0.1	8,194	7,582	612	8.1
Branch right sizing	95	979	(884)	(90.3)	1,074	1,201	(127)	(10.6)
Other	9,026	9,187	(161)	(1.8)	18,213	17,829	384	2.2
Total noninterest expense	$139,696	$143,228	$(3,532)	(2.5)%	$282,924	$285,230	$(2,306)	(0.8)%
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

HTM and AFS investment securities were $3.76 billion and $3.58 billion, respectively, at June 30, 2023, compared to the HTM amount of $3.76 billion and AFS amount of $3.85 billion at December 31, 2022. We will continue to look for opportunities to maximize the value of the investment portfolio.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. The related remaining combined net unrealized losses of $136.0 million in accumulated other comprehensive income (loss) as of June 30, 2023 will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

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

Furthermore, as of June 30, 2023, we also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. During the second quarter of 2023, management reduced the allowance for credit loss related to isolated corporate bonds within the AFS investment securities portfolio by $1.3 million due to price recovery on the impaired bonds. As of June 30, 2023, two nonperforming corporate bonds remained in the portfolio, and with the exception of these two bonds, management does not believe any of the securities are impaired due to reasons of credit quality.

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

LOAN PORTFOLIO

Our loan portfolio averaged $16.52 billion and $13.19 billion during the first six months of 2023 and 2022, respectively. As of June 30, 2023, total loans were $16.83 billion, an increase of $691.5 million from December 31, 2022. The increase in the average loan balance during the first six months of 2023 when compared to the same period in 2022 is primarily due to the acquisition of Spirit which provided $2.29 billion in total loans after purchase accounting discounts, coupled with continued widespread organic loan growth throughout our geographic markets over the comparative period. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	June 30,	December 31,
(In thousands)	2023	2022
Consumer:
Credit cards	$209,452	$196,928
Other consumer	148,333	152,882
Total consumer	357,785	349,810
Real estate:
Construction and development	2,930,586	2,566,649
Single family residential	2,633,365	2,546,115
Other commercial	7,546,130	7,468,498
Total real estate	13,110,081	12,581,262
Commercial:
Commercial	2,569,330	2,632,290
Agricultural	280,541	205,623
Total commercial	2,849,871	2,837,913
Other	515,916	373,139
Total loans before allowance for credit losses	$16,833,653	$16,142,124

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $357.8 million at June 30, 2023, or 2.1% of total loans, compared to $349.8 million, or 2.2% of total loans at December 31, 2022. The increase in consumer loans from December 31, 2022, to June 30, 2023, was primarily due to an increase in consumer reliance on credit card loans during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.11 billion at June 30, 2023, or 77.9% of total loans, compared to $12.58 billion, or 77.9%, of total loans at December 31, 2022, an increase of $528.8 million, or 4.2%. Our C&D loans increased by $363.9 million, or 14.2%, single family residential loans increased by $87.3 million, or 3.4%, and CRE loans increased by $77.6 million, or 1.0%. The increases were due to diversified organic growth by type and geographic market during the quarter. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.85 billion at June 30, 2023, or 16.9% of total loans, compared to $2.84 billion, or 17.6% of total loans at December 31, 2022, an increase of $12.0 million, or 0.4%. The incremental decrease in non-real estate loans related to business of $63.0 million, or 2.4%, was more than offset by the increase in agricultural loans of $74.9 million, or 36.4%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first six months of 2023 as compared to December 31, 2022, and was coupled with continued organic growth in our municipal loans during the quarter, leading to an increase of $142.8 million in other loans.

Loan growth was widespread throughout our geographic markets and was generally broad-based by loan type. We are seeing loan growth in our metro, community and corporate banking groups. Our commercial loan pipeline consisting of all commercial loan opportunities was $689.1 million at June 30, 2023 compared to $1.12 billion at December 31, 2022. Loans approved and ready to close at the end of the quarter totaled $274.2 million.

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

Total non-performing assets increased $14.5 million from December 31, 2022 to June 30, 2023. Nonaccrual loans increased by $12.8 million during the period and foreclosed assets held for sale and other real estate owned increased $1.0 million as compared to December 31, 2022. The increase in nonaccrual assets during the period was primarily due to a single, commercial relationship totaling $9.6 million. Shortly after the end of the second quarter, a $2.9 million payment was received on this commercial relationship.

Non-performing assets, including modifications to borrowers experiencing financial difficulty (“FDMs”, formerly known as troubled debt restructurings, or TDRs) and acquired foreclosed assets, as a percent of total assets were 0.29% at June 30, 2023, compared to 0.23% at December 31, 2022. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

We have internal loan modification programs for borrowers experiencing financial difficulties. Modifications to borrowers experiencing financial difficulties may include interest rate reductions, principal or interest forgiveness and/or term extensions. We primarily use interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal. There was one commercial loan modified for a borrower experiencing financial difficulties, with a period-ending balance of $655,000, during the three and six month periods ending June 30, 2023.

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.25% as of June 30, 2023. Non-performing loans equaled 0.43% of total loans. Non-performing assets were 0.28% of total assets, a 5 basis point increase from December 31, 2022. The allowance for credit losses was 292% of non-performing loans. Our annualized net charge-offs to average total loans ratio for the first six months of 2023 was 0.04%. Annualized net credit card charge-offs to average total credit card loans were 1.97% for the first six months of 2023, compared to 1.49% during the full year 2022, and 105 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Non-performing Assets

	June 30,	December 31,	June 30,
(Dollars in thousands)	2023	2022	2022
Nonaccrual loans (1)	$71,279	$58,434	$62,670
Loans past due 90 days or more (principal or interest payments)	738	507	904
Total non-performing loans	72,017	58,941	63,574
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	3,909	2,887	4,084
Other non-performing assets	1,013	644	2,314
Total other non-performing assets	4,922	3,531	6,398
Total non-performing assets	$76,939	$62,472	$69,972

Performing FDMs (formerly TDRs)	$2,996	$1,849	$2,655
Allowance for credit losses to non-performing loans	292%	334%	334%
Non-performing loans to total loans	0.43%	0.37%	0.42%
Non-performing assets (including performing FDMs (formerly TDRs)) to total assets	0.29%	0.23%	0.27%
Non-performing assets to total assets	0.28%	0.23%	0.26%
_______________________________________
(1)Includes nonaccrual FDMs (formerly known as TDRs) of approximately $273,000 at June 30, 2023 and $1,622,000 at December 31, 2022. For additional information about our implementation of accounting for FDMs, which replaced the accounting for TDRs, see Note 5, Loans and Allowance for Credit Losses.

The interest income on nonaccrual loans is not considered material for the three and six month periods ended June 30, 2023 and 2022.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2023	2022
Balance, beginning of year	$196,955	$205,332

Loans charged off:
Credit card	2,486	1,924
Other consumer	1,122	932
Real estate	1,639	600
Commercial	1,637	7,007
Total loans charged off	6,884	10,463
Recoveries of loans previously charged off:
Credit card	532	523
Other consumer	676	689
Real estate	1,172	817
Commercial	1,538	1,178
Total recoveries	3,918	3,207
Net loans charged off	2,966	7,256
Provision for credit losses	15,977	10,492
Acquisition adjustment for PCD loans	—	4,043
Balance, June 30,	$209,966	$212,611

Loans charged off:
Credit card		1,938
Other consumer		944
Real estate		3,522
Commercial		7,263
Total loans charged off		13,667
Recoveries of loans previously charged off:
Credit card		501
Other consumer		508
Real estate		6,099
Commercial		1,195
Total recoveries		8,303
Net loans charged off		5,364
Provision for credit losses		(15,871)
Acquisition adjustment for PCD loans		5,579
Balance, end of year		$196,955

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and six months ended June 30, 2023 and 2022, and for the year ended December 31, 2022, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of June 30, 2023, the allowance for credit losses reflected an increase of approximately $13.0 million from December 31, 2022 while total loans increased by $691.5 million over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first six months of 2023 was primarily due to the loan growth experienced during the first half of the year, as well as refreshed economic forecasts. Our allowance for credit losses at June 30, 2023 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$6,330	1.2%	$5,140	1.2%
Other consumer	6,838	3.9%	6,614	3.2%
Real estate	165,813	77.9%	150,795	78.0%
Commercial	30,985	17.0%	34,406	17.6%
Total	$209,966	100.0%	$196,955	100.0%

Allowance for credit losses to period-end loans	1.25%		1.22%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 231 financial centers as of June 30, 2023. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of June 30, 2023, core deposits comprised 78.5% of our total deposits.

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

Our total deposits as of June 30, 2023, were $22.49 billion, compared to $22.55 billion as of December 31, 2022. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $16.13 billion at June 30, 2023, compared to $17.78 billion at December 31, 2022, a decrease of $1.65 billion. Total time deposits increased $1.59 billion to $6.36 billion at June 30, 2023, from $4.77 billion at December 31, 2022. We had $3.24 billion and $2.75 billion of brokered deposits at June 30, 2023, and December 31, 2022, respectively. The change in the mix of deposits at June 30, 2023 as compared to December 31, 2022 reflects increased market competition and consumer migration toward higher rate deposits, principally certificates of deposits, given the rapid increase in interest rates that has occurred over the past year.

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

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.74 billion and $1.23 billion at June 30, 2023 and December 31, 2022, respectively. The outstanding balance for June 30, 2023 includes $1.35 billion in FHLB advances; $366.1 million in subordinated notes and unamortized debt issuance costs; and $20.0 million of other long-term debt. FHLB advances outstanding at June 30, 2023, which increased as compared to December 31, 2022 due to a strategic decision to utilize short-term borrowings to elevate our liquidity position given the macroeconomic environment and the debt ceiling debate during the period, are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

CAPITAL

Overview

At June 30, 2023, total capital was $3.36 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2023, our common equity to asset ratio was 12.00% compared to 11.91% at year-end 2022.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

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

During the three and six month periods ended June 30, 2023, we repurchased 1,128,087 shares at an average price per share of $17.75 under the 2022 Program. During the six month period ended June 30, 2022, we repurchased 513,725 shares at an average price per share of $31.25 under the 2019 Program and 2,035,324 shares at an average price per share of $24.59 under the 2022 Program.

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

Cash Dividends

We declared cash dividends on our common stock of $0.40 per share for the first six months of 2023 compared to $0.38 per share for the first six months of 2022, an increase of $0.02, or 5%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. For additional information regarding the parent company’s liquidity, see “Liquidity” and “Market Risk Management” in Item 3 – Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10Q. We continually assess our capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2023, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

Our risk-based capital ratios at June 30, 2023 and December 31, 2022 are presented in Table 11 below:

Table 11: Risk-Based Capital

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Tier 1 capital:
Stockholders’ equity	$3,356,326	$3,269,362
CECL transition provision	61,746	92,619
Goodwill and other intangible assets	(1,406,500)	(1,412,667)
Unrealized loss on available-for-sale securities, net of income taxes	469,988	517,560
Total Tier 1 capital	2,481,560	2,466,874
Tier 2 capital:
Subordinated notes and debentures	366,065	365,989
Subordinated debt phase out	(66,000)	—
Qualifying allowance for credit losses and reserve for unfunded commitments	169,409	115,627
Total Tier 2 capital	469,474	481,616
Total risk-based capital	$2,951,034	$2,948,490

Risk weighted assets	$20,821,075	$20,738,727

Assets for leverage ratio	$26,896,289	$26,407,061

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.92%	11.90%
Tier 1 leverage ratio	9.23%	9.34%
Tier 1 risk-based capital ratio	11.92%	11.90%
Total risk-based capital ratio	14.17%	14.22%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities were no longer included as Tier 1 capital. All of the Company’s trust preferred securities were redeemed during the third quarter 2022. Qualifying subordinated debt of $300.1 million is included as Tier 2 and total capital as of June 30, 2023.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, completed acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies and estimates, net interest margin, noninterest revenue, noninterest expense, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB including with respect to the FHLB’s option to terminate FHLB Owns the Option advances, capital resources, market risk, plans for investments in securities, effect of pending and future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report, staffing initiatives, estimated cost savings associated with the Company’s early retirement program and Better Bank Initiative, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, including policies of the Federal Reserve, as well as legislative and regulatory changes; changes in real estate values; changes in interest rates and related governmental policies; inflation; changes in the level and composition of deposits, loan demand, deposit flows, credit quality and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in the securities markets generally or the price of the Company’s common stock; developments in information technology affecting the financial industry; changes in customer behaviors, including consumer spending, borrowing and saving habits; cyber threats, attacks or events, including at third-parties with which we rely on for key services; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; uncertainty and disruption following the sunsetting of the London Inter-Bank Offered Rate in June 2023; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events; soundness of other financial institutions and indirect exposure related to the closings of Silicon Valley Bank (SVB), Signature Bank, First Republic Bank and Silvergate Bank in the first quarter of 2023 and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns with SVB, First Republic Bank, Signature Bank and Silvergate Bank may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; increased unemployment; labor shortages; changes in accounting principles relating to loan loss recognition (current expected credit losses); the Company’s ability to manage and successfully integrate its mergers and acquisitions and to fully realize cost savings and other benefits associated with those transactions; the effects of government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, cell phone/tablet, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, OREO, and other cautionary statements set forth elsewhere in this report. Additional information on factors that might affect the Company’s financial results is included in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report, the Company’s annual report on Form 10-K for the year ended December 31, 2022, and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch right sizing costs, merger related costs, donation to Simmons First Foundation, and early retirement program costs}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), adjusted noninterest expense (non-GAAP) and adjusted salaries and employee benefits expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.442 billion and $1.449 billion total goodwill and other intangible assets for the periods ended June 30, 2023 and December 31, 2022, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 12: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,	March 31,	June 30,	June 30,
(In thousands, except per share data)	2023	2023	2023	2022
Net income available to common stockholders	$58,314	$45,589	$103,903	$92,549
Certain items:
Donation to Simmons First Foundation	—	—	—	1,738
Merger related costs	19	1,396	1,415	21,019
Early retirement program	3,609	—	3,609	—
Branch right sizing (net)	95	979	1,074	1,289
Day 2 CECL Provision	—	—	—	33,779
Tax effect (1)	(972)	(621)	(1,593)	(15,113)
Certain items, net of tax	2,751	1,754	4,505	42,712
Adjusted earnings (non-GAAP)	$61,065	$47,343	$108,408	$135,261

Diluted earnings per share(2)	$0.46	$0.36	$0.82	$0.77
Certain items:
Donation to Simmons First Foundation	—	—	—	0.01
Merger related costs	—	0.01	0.01	0.17
Early retirement program	0.03	—	0.03	—
Branch right sizing (net)	—	0.01	0.01	0.01
Day 2 CECL Provision	—	—	—	0.28
Tax effect (1)	(0.01)	(0.01)	(0.02)	(0.12)
Certain items, net of tax	0.02	0.01	0.03	0.35
Adjusted diluted earnings per share (non-GAAP)	$0.48	$0.37	$0.85	$1.12
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 17, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 13 below for the reconciliation of adjusted noninterest income, adjusted noninterest expense and adjusted salaries and employee benefits expense for the periods presented.

Table 13: Reconciliation of Adjusted Noninterest Income (non-GAAP), Adjusted Noninterest Expense (non-GAAP) and Adjusted Salaries and Employee Benefits Expense (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2023	2023	2023	2022
Noninterest income	$44,980	$45,835	$90,815	$82,396
Certain items:
Branch right sizing	—	—	—	88
Total certain items	—	—	—	88
Adjusted noninterest income (non-GAAP)	$44,980	$45,835	$90,815	$82,484

Noninterest expense	$139,696	$143,228	$282,924	$285,230
Certain items:
Merger related costs	(19)	(1,396)	(1,415)	(21,019)
Early retirement program	(3,609)	—	(3,609)	—
Donation to Simmons First Foundation	—	—	—	(1,738)
Branch right sizing	(95)	(979)	(1,074)	(1,201)
Total certain items	(3,723)	(2,375)	(6,098)	(23,958)
Adjusted noninterest expense (non-GAAP)	$135,973	$140,853	$276,826	$261,272

Salaries and employee benefits expense	$74,723	$77,038	$151,761	$142,041
Early retirement program costs	(3,609)	—	(3,609)	—
Adjusted salaries and employee benefits expense (non-GAAP)	$71,114	$77,038	$148,152	$142,041

See Table 14 below for the reconciliation of tangible book value per common share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	June 30,	December 31,
(In thousands, except per share data)	2023	2022
Total common stockholders’ equity	$3,356,326	$3,269,362
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)
Other intangible assets	(120,758)	(128,951)
Total intangibles	(1,441,557)	(1,448,549)
Tangible common stockholders’ equity	$1,914,769	$1,820,813
Shares of common stock outstanding	126,224,707	127,046,654

Book value per common share	$26.59	$25.73

Tangible book value per common share (non-GAAP)	$15.17	$14.33

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Total common stockholders’ equity	$3,356,326	$3,269,362
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)
Other intangible assets	(120,758)	(128,951)
Total intangibles	(1,441,557)	(1,448,549)
Tangible common stockholders’ equity	$1,914,769	$1,820,813

Total assets	$27,959,123	$27,461,061
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)
Other intangible assets	(120,758)	(128,951)
Total intangibles	(1,441,557)	(1,448,549)
Tangible assets	$26,517,566	$26,012,512

Ratio of common equity to assets	12.00%	11.91%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.22%	7.00%

See Table 16 below for the calculation of uninsured deposit coverage ratio.

Table 16: Calculation of Uninsured Deposit Coverage Ratio (non-GAAP)

	June 30,	December 31,
(In thousands)	2023	2022
Uninsured deposits at Simmons Bank	$5,491,062	$7,267,220
Less: Intercompany eliminations	674,552	527,542
Total uninsured deposits	$4,816,510	$6,739,678

FHLB borrowing availability	$5,345,000	$5,442,000
Unpledged securities	3,877,000	3,180,000
Fed funds lines, Fed discount window and Bank Term Funding Program	1,874,000	1,982,000
Additional liquidity sources	$11,096,000	$10,604,000

Uninsured deposit coverage ratio	2.3	1.6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2023, undivided profits of Simmons Bank were approximately $652.1 million, of which approximately $285.9 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of June 30, 2023, the Bank had approximately $540 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $5.35 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 48.8% of the investment portfolio is classified as available-for-sale. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2023, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of 0.29% and 1.05%, respectively, relative to the base case over the next 12 months due to our current liability sensitive balance sheet driven by the change in deposit mix in exposure to higher rate scenarios and increase in FHLB short-term advances, while decreases in interest rates of 100 basis points would result in a positive variance in net interest income of 1.34% relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2023:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(1.05)%
Up 100 basis points	(0.29)%
Down 100 basis points	1.34%
Down 200 basis points	1.89%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 13, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

Information concerning our purchases of common stock during the quarter ended June 30, 2023 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	$79,922,000
May 1, 2023 - May 31, 2023	200,000	16.66	200,000	$76,589,000
June 1, 2023 - June 30, 2023	928,087	17.98	928,087	$59,899,000
Total	1,128,087	$17.75	1,128,087
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed February 18, 2022 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Simmons First National Corporation 2023 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 19, 2023).
10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after April 18, 2023).*
10.3	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after May 23, 2023).*
10.4	Separation Agreement and Release among Simmons First National Corporation, Simmons Bank, and Matthew Reddin dated July 26, 2023 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on July 28, 2023).
10.5	Indemnification Agreement for Dean Bass dated July 27, 2023.*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on July 23, 2020) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed July 28, 2020 (File No. 000-06253)).
15.1	Awareness Letter of FORVIS, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, President and Chief Financial Officer.*
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 4, 2023	/s/ Robert A. Fehlman
Robert A. Fehlman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2023	/s/ James M. Brogdon
James M. Brogdon
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2023	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)