Form 10-K
period 2023-12-31
SIMMONS FIRST NATIONAL CORP
filed 2024-02-27
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2023, was $2,125,228,007 based upon the last trade price as reported on the Nasdaq Global Select Market® of $17.25.
The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2024, was 125,327,684.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders of the Registrant to be held on April 23, 2024, are incorporated by reference into Part III of this Form 10-K.

SIMMONS FIRST NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” by variations of such words, or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, business strategies, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, loan demand, investment in digital channels, critical accounting policies and estimates, net interest margin, non-interest revenue, non-interest expense, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, the estimated cost savings associated with the Company’s Better Bank Initiative, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity, economic conditions, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the Federal Home Loan Banks (“FHLB”) and other agencies, capital resources, market risk, plans for investments in (and cash flows from) securities, effect of pending and future litigation, staffing initiatives, estimated cost savings associated with the Company’s early retirement program and Better Bank Initiative, legal and regulatory limitations and compliance, and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve), as well as legislative and regulatory changes; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failure or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; changes in liquidity; increased inflation; changes in the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry; cyber threats, attacks or events; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; loss of key employees; increased unemployment; labor shortages; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine and between Israel and Hamas) or other major events, or the prospect of these events; changes in customer behaviors, including consumer spending, borrowing, and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of Silicon Valley Bank (SVB), Signature Bank and Silvergate Bank and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns with SVB, Signature Bank and Silvergate Bank may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); increased delinquency and foreclosure rates on commercial real estate loans; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and those factors set forth under Item 1A. “Risk Factors” of this report and other cautionary statements set forth elsewhere in this report and in other filings that have been filed with the U.S. Securities and Exchange Commission (“SEC”). Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation, an Arkansas corporation organized in 1968, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The terms “Company,” “we,” “us,” and “our” refer to Simmons First National Corporation and, where appropriate, its subsidiaries. The Company is headquartered in Pine Bluff, Arkansas, and had total consolidated assets of $27.3 billion, total consolidated loans of $16.8 billion, total consolidated deposits of $22.2 billion and equity capital of $3.4 billion, each as of December 31, 2023. The Company, through its subsidiaries, provides banking and other financial products and services in markets located in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Simmons Bank provides banking and other financial products and services to individuals and businesses using a network of approximately 234 financial centers in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. Simmons Bank offers commercial banking products and services to business and other corporate customers. Simmons Bank extends loans for a broad range of corporate purposes, including (among others) financing commercial real estate, construction of particular properties, commercial and industrial uses, acquisition and equipment financings, and other general corporate needs. Simmons Bank also engages in small business administration (“SBA”) and agricultural finance lending, and it offers corporate credit card products, as well as corporate deposit products and treasury management services.

In addition, Simmons Bank offers a variety of consumer banking products and services, including (among others) savings, time, and checking deposit products; ATM services; internet and mobile banking platforms; overdraft facilities; real estate, home equity, and other consumer loans and lines of credit; consumer credit card products; and safe deposit boxes. Simmons Bank also maintains a networking arrangement with a third-party broker-dealer that offers brokerage services to Simmons Bank customers, as well as a trust department that provides a variety of trust, investment, agency, and custodial services for individual and corporate clients (including, among others, administration of estates and personal trusts as well as management of investment accounts).

Additionally, Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers.

Community and Commercial Banking Strategy

Historically, the Company utilized separately chartered community bank subsidiaries to provide full-service banking products and services across our footprint. During 2014, we consolidated all separately chartered banks into Simmons Bank in order to more effectively meet the increased regulatory burden facing banks, reduce certain operating costs, and more efficiently perform operational duties. To both effectively compete for and service the needs of different types of customers, Simmons Bank now operates using two main groups, a community banking group (which generally focuses on small-to-mid-size customer relationships) and a commercial banking group (which generally focuses on larger, more complex customers with intricate or unique banking needs). Both of these groups are supported by Simmons Bank’s retail, private banking, trust and various operations divisions.

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

In April 2019, we completed the acquisition of Reliance Bancshares, Inc. (“Reliance”), headquartered in Des Peres, Missouri (part of the greater St. Louis metropolitan area), including its wholly-owned bank subsidiary, Reliance Bank. We acquired approximately $1.5 billion in assets and added 22 branches to the Simmons Bank footprint, substantially enhancing our retail presence within the St. Louis market area. The systems conversion was completed in April 2019, at which time Reliance Bank was merged into Simmons Bank.

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

Merger and Acquisition Strategy

Merger and acquisition activities have been an important part of the Company’s growth strategy. While we continue to consider strategic merger and acquisition opportunities if and as they arise, and while we continue to believe that current market and industry conditions will continue to cause various financial institutions to seek merger partners in the near-to-intermediate future, in the near term, we are also enhancing our focus on ensuring that we capitalize on organic growth opportunities in many of the markets that we have had the fortune to enter through previous mergers and acquisitions. Through our “Better Bank” initiative, we have also focused on evaluating and, where appropriate, enhancing our people, processes and systems so that we are able to more effectively and efficiently compete as an organization of the size and scale that we now have achieved.

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

Loan Risk Assessment

As part of our ongoing risk assessment and analysis, the Company utilizes credit policies and procedures, internal credit expertise and several internal layers of review. The internal layers of ongoing review include Division Presidents, Division and Senior Credit Officers, the Chief Credit Officer and Corporate Credit Officers, an Executive Loan Committee, a Senior Credit Committee, and a Directors’ Credit Committee.

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

We are committed to maintaining a strong culture that not only engages associates but also serves as a catalyst for growth. Our values-based culture is memorialized in a set of “Culture Cornerstones” that are communicated to all associates and incorporated in various ways throughout our operations. We strive for all six of our Culture Cornerstones - Better Together; Integrity; Passion; High Performance; Pursue Growth; and Build Loyalty - to be reflected in everything we do, including how we interact with each other, how we interact with our customers, and how we interact with our vendors and business partners. Our sixth Culture Cornerstone, Build Loyalty, was added in 2022 to provide a compelling and pervasive customer-first operational approach that is designed to produce exceptional internal and external customer experiences. In 2023, we continued our focus on our Culture Cornerstone of High Performance by implementing extensive new training and programming to support leaders and associates. We are also committed to promoting our associates’ well-being. Our wellness program, “Ultimate You,” assists associates in improving their level of physical, financial, and mental fitness through offerings such as discounted gym memberships, financial literacy training, channels for counseling, and health-focused challenges and contests. Finally, our inclusion program, “We Are Simmons,” celebrates and supports the unique perspectives, experiences, and backgrounds of our associates. We believe these differences help us better serve our customers and make us stronger as a whole. In connection with this program, we have introduced Employee Resource Groups for veterans, women, African Americans, and LGBTQIA+ associates.

As of December 31, 2023, the Company and its subsidiaries had approximately 3,007 full time equivalent associates. None of our associates are represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our associates to be good and strive to operate with an “open door policy” where associate concerns and issues can be discussed anytime directly with leadership or human resources. We have been recognized with “Best Places to Work” awards in several of our markets.

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

The principal source of the Company’s liquidity is dividends from Simmons Bank, the payment of which is subject to certain limitations imposed by federal and state laws. The approval of the Arkansas Bank Commissioner is, for instance, required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2023, Simmons Bank had approximately $54.4 million available for payment of dividends to the Company, without prior regulatory approval. While past dividends are not necessarily indicative of amounts that may be paid or available to be paid in future periods, net profits of Simmons Bank and cash balances at the Company are projected to be sufficient to pay quarterly dividends on the Company’s common stock at current levels and interest and principal on the Company’s debt as well as meet other liquidity needs.

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

Furthermore, as a member of the Federal Reserve System, our subsidiary bank is required by law to maintain reserves against its transaction deposits as required by the FRB. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. During 2020, due to the COVID-19 pandemic, the FRB acting pursuant to the Federal Reserve Act reduced the reserve requirements to zero until further notice. As a result, as of December 31, 2023, the Company’s reserve balances were zero.

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
Institutions that fall into the latter three categories are subject to restrictions on their growth and are required to submit a capital restoration plan. There is also a method by which an institution may be downgraded to a lower capital category based on supervisory factors other than capital. As of December 31, 2023, Simmons Bank was “well capitalized” based on the aforementioned ratios.

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

Pursuant to the FDICIA and Federal Deposit Insurance Act (“FDIA”), the federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC and the Deposit Insurance Fund. As of December 31, 2023, the Bank was well capitalized under these regulations.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $10.5 million related to this assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

In October 2023, the federal prudential regulatory agencies adopted substantial revisions to the regulations implementing the CRA. The Company continues to assess the impact of the adopted changes to the CRA regulations.

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

In addition, the GLBA requires that financial institutions, such as our subsidiary bank, implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information and data. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are also generally required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information.

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

In December 2020, the U.S. Congress enacted the National Defense Authorization Act (the “NDAA”) that, among other provisions, made significant updates to the federal BSA/AML regulations that aim to eliminate the use of shell companies that facilitate the laundering of criminal proceeds. In December 2021, the Financial Crimes Enforcement Network (“FinCEN”) issued the first of three planned rules, which rule was adopted to implement a national beneficial ownership reporting framework. In December 2023, FinCEN issued the second of the three planned rules, which rule was adopted to implement protocols for access to and disclosure of beneficial ownership information. A subsequent rulemaking is expected to update the customer due diligence requirements that apply to the Company and the Bank to be consistent with this framework. The Company and the Bank continue to monitor legislative, regulatory and supervisory developments related thereto.
Federal Home Loan Bank of Dallas
Simmons Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), which is one of 11 regional Federal Home Loan Banks that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region and makes loans to its members in accordance with policies and procedures established by the board of directors of that FHLB. As a member, Simmons Bank must purchase and maintain stock in FHLB-Dallas. At December 31, 2023, Simmons Bank’s total investment in FHLB-Dallas was $58.2 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and our subsidiary bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. However, in late 2022, the SEC finalized a set of rules directing national securities exchanges to establish listing standards regarding clawbacks of incentive-based executive compensation, which listing standards became effective in 2023. Specifically, Nasdaq implemented listing standards that require listed companies to adopt clawback policies, or policies mandating the recovery of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. We adopted a compensation recovery policy pursuant to the Nasdaq listing standards and the policy is included as Exhibit 97 to this Annual Report on Form 10-K.
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

Among other things, the Dodd-Frank Act, through the Durbin Amendment, and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction (plus, for a debit card issuer that meets certain fraud-prevention standards, a “fraud-prevention adjustment” of $0.01 per transaction). The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank became subject to the interchange rate cap effective July 1, 2018. In October 2023, the Federal Reserve proposed lowering the maximum interchange fee, and the Company is monitoring developments related to the proposal and continuing to assess its potential impact.

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

Additionally, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank continues to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory, examination and enforcement authority, as well as expanded data collecting and enforcement powers, all of which impact the operations of Simmons Bank. For example, in January 2024, the CFPB proposed rules that would subject (with certain exceptions) overdraft services provided by financial institutions with more than $10 billion in assets to the provisions of the Truth in Lending Act and other consumer financial protection laws. The Company is currently evaluating the potential impact of the proposed rules and monitoring developments with respect thereto.

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

Our net income and cash flows depend to a significant extent on the difference between interest rates earned on interest-earning assets and the rates paid on interest-bearing liabilities. These rates are highly sensitive to many factors beyond our control, including general economic conditions and credit and monetary policies of governmental authorities. Changes in the credit or monetary policies of governmental authorities, particularly the Federal Reserve, could significantly impact market interest rates and our financial performance. For instance, changes in the nature of open market transactions in U.S. government securities, the discount rate or the federal funds rate on bank borrowings, and reserve requirements against bank deposits, could lead to increases in the costs associated with our business. In addition, such changes could influence the interest we receive on loans and securities and the amount of interest we pay on deposits. If the interest rates we pay on deposits increases at a faster rate than the interest we receive on loans and other investments, then our net interest income could be adversely affected. If the Federal Reserve further raises interest rates, we may not be able to reflect increasing interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our mix of deposits and other funding sources, reduce demand for our products and services, or otherwise negatively impact our financial condition and results of operations. In addition, the impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates, and our ability to manage such relative sensitivity may be adversely impacted by competitive conditions in the banking industry and in the financial markets. Due to the changing conditions in the national economy and uncertainty regarding the rate of inflation and the impacts of governmental policies to combat elevated inflation, we cannot predict with certainty how future changes in interest rates, deposit levels and loan demand will impact our business and profitability.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, fluctuations in interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits as we have a base of lower cost transaction deposits. Our cost of funds and our profitability and liquidity are likely to be adversely affected if we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs. Also, changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio, as well as our liquidity and funding mix. During 2022 and 2023, in response to rising market interest rates, our cost of funds increased due to customer migration from lower-cost to higher-cost deposit accounts, including interest-bearing transaction accounts and time deposits, which negatively impacted our cost of funds and net interest margin.

Our investment securities portfolio could decline in value as a result of interest rate changes and changes in issuer credit quality or the strength of the associated collateral.

If interest rates change in the future, the market value of our investment securities portfolio may decline. Weaknesses in the credit quality of the issuers of the securities within our portfolio or in the strength of the collateral, if any, underlying those securities could also result in a decline in the value of our investment securities portfolio, which could negatively affect equity and potentially impact our earnings or the liquidity that we could generate from our investment securities portfolio.

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

Changes in the method pursuant to which benchmark rates are determined, as well as the discontinuance and replacement of reference rates, could adversely impact our business and results of operations.

Certain interest rate benchmarks, including the London Interbank Offered Rate (“LIBOR”), have, over the course of recent years, been the subject of national and international reform. For example, during 2023, the publication of LIBOR rates ceased. The market transition away from a widely used benchmark rate to alternative reference rates is a complex process and can have (and has, on occasion, had) a range of effects on the Company’s business, financial condition and results of operations, including but not limited to, by (i) adversely affecting the interest rates received or paid on the revenues and expenses associated with, or the value of, the Company’s assets and liabilities; (ii) adversely affecting the interest rates paid on or received from other securities or financial arrangements, given a benchmark rate’s historically prominent role in determining market interest rates globally, or (iii) resulting in disputes, litigation or other actions with borrowers or other counterparties about the interpretation or enforceability of certain fallback language contained in benchmark rate-based loans, securities or other contracts. The future discontinuation of a benchmark rate could result in operational, legal and compliance risks, and, if we are unable to adequately manage such risks and transition, our business, financial condition, results of operations and future prospects may be adversely impacted. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative reference rates are calculated differently than LIBOR, payments under contracts referencing new alternative reference rates will differ from those referencing LIBOR.

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

We have a sizeable consumer credit card portfolio. Although we experienced a decreased amount of net charge-offs in our credit card portfolio in recent years, the amount of net charge-offs could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 2.20% and 1.49% of our average outstanding credit card balances for the years ended December 31, 2023 and 2022, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

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

Recent events in the financial services industry (including the 2023 closures of Silicon Valley Bank, Signature Bank and First Republic Bank) caused general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. In response to the closures of Silicon Valley Bank and Signature Bank, in 2023 the Secretary of the U.S. Department of the Treasury approved actions enabling the FDIC to complete its resolution of Silicon Valley Bank and Signature Bank in a manner that fully protected depositors by utilizing the Deposit Insurance Fund, and the Federal Reserve announced it would make available additional funding for eligible depository institutions to help assure banks have the ability to meet the needs of their depositors. While it appears these steps by the banking regulators helped customers’ perception of the financial markets and financial services industry generally, a number of factors, including further bank closures, or deposit outflows (and particularly sudden deposit outflows) from banks, may drive additional deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

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

In addition to pursuing the acquisition of existing viable financial institutions as opportunities arise we may also continue to engage in de novo branching to further our growth strategy. De novo branching and growing through acquisition involve numerous risks, including the following (among others):

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

As of December 31, 2023, we had $1.3 billion of goodwill and $112.6 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Fraud is a major, and increasing, operational risk, particularly for financial institutions. We continue to experience fraud attempts and losses through, for example, deposit fraud (such as wire fraud and check fraud) and loan fraud. Fraud has also arisen from the misconduct of our employees. The methods used to perpetrate and combat fraud continue to evolve, particularly as advances in technology occur. While we seek to be vigilant in the prevention, detection, and remediation of fraud events, some fraud loss is unavoidable, and the risk of major fraud loss cannot be eliminated.

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

Our controls, policies and procedures may fail, or our employees may not adhere to them.

It is critical that our internal controls, disclosure controls and procedures, and corporate governance and operational policies and procedures be effective in order to provide assurance that our financial reports and disclosures are materially accurate. A failure or circumvention of our controls, policies and procedures, or a failure to comply with regulations related to controls, policies and procedures, could have a material adverse effect on our business, financial condition, and results of operations, as well as cause reputational harm, which could limit our ability to access the capital markets.

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

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board (“FASB”) and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, in June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, that substantially changed the accounting for credit losses and other financial assets held by banks, financial institutions and other organizations. The standard removed the existing “probable” threshold in generally accepted accounting principles (“US GAAP”) for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. We adopted an optional three-year phase-in period for the day-one adverse regulatory capital impact upon adoption of the standard with the additional two-year delay allowed by regulators in response to the COVID-19 pandemic. The adoption of the standard resulted in an overall material increase in the allowance for credit losses. However, the impact at adoption was influenced by our portfolios' composition and quality at the adoption date and economic conditions and forecasts at that time.

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

Some of the provisions of legislation and regulation that have adversely impacted the Company include the “Durbin Amendment” to the Dodd-Frank Act, which mandates a limit to debit card interchange fees, and Regulation E amendments to the EFTA regarding overdraft fees. Future financial legislation and regulatory initiatives can limit the type of products we offer, the methods by which we offer them, the prices at which they are offered, and the fees that are associated with them. These provisions can also increase our costs in offering these products.

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

From time to time, we are subject to litigation. Litigation and claims can arise in various contexts, including, among others, our lending activities, deposit activities, employment practices, commercial agreements, fiduciary responsibilities, compliance programs, anti-money laundering programs and other general business matters. These claims and legal actions, including supervisory actions by our regulators, could involve large amounts in controversy, significant fines or penalties, and substantial legal costs necessary for our defense. The outcome of litigation and regulatory matters, as well as the timing associated with resolving these matters, are inherently hard to predict. Substantial legal liability, which may not be insured, and significant regulatory actions against us could materially and adversely impact our business operations, including our ability to engage in mergers and acquisitions, our results of operations and our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain an information security program and governance structure for assessing, identifying, and managing material risks from cybersecurity threats.

Risk Management and Strategy

Our information security program is led by our chief information security officer (“CISO”), who has over 25 years of experience in technology management, has 8 years of banking experience, and is a certified information systems security professional. The CISO oversees our “information security team” within our information technology department, which includes our identity and access management group, our security operations center group, and our security engineering and security architecture groups. These groups develop, deploy, monitor, and manage multiple processes, systems, and controls, including embedded controls within the technology we use, designed to help identify, protect against, detect, respond to, and recover from cybersecurity threats and incidents.

In addition to our information security team, we also employ an IT risk and compliance director who has over 18 years of IT governance, risk, and compliance experience and is responsible for the development, monitoring, and reporting of IT-related key risk indicators (“KRIs”), including KRIs related to cyber risks. Both our CISO and our IT risk and compliance director report to our chief information officer (“CIO”), who has more than 25 years of technology leadership experience, including leadership experience at global financial institutions, and is responsible, among other things, for oversight of our information technology environment, strategy, and security risks.

As part of our information security program, we undertake efforts to monitor new and emerging risks and evaluate the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing (including penetration testing), incident response exercises, maturity assessments, and industry benchmarking. In connection with these efforts, we use, on an as-needed basis, certain third-parties, including auditors, consultants, and others, that have particular cyber expertise.

We also maintain multiple groups that help oversee risks associated with our third-party service providers. These groups include (1) our third-party risk management department, which facilitates reviews of certain third parties by our assurance providers, including our information security and business continuity teams, (2) our vendor council, which reviews contractual terms (including, at times, terms related to confidentiality and data protection) for certain third-party relationships, and (3) our architecture review board, which reviews certain new business initiatives that may impact the Company’s technical and/or security architecture.

Our information security program is one component of our broader enterprise risk management program. As such, KRIs related to cyber risk (which are a subset of operational risk KRIs) are reported to, and overseen and monitored by, our enterprise risk management committee, which is comprised of senior executives of the Company. Additionally, we maintain an incident response framework that details the applicable teams, their functions, and guidelines when a cybersecurity incident occurs. The framework is designed to cover significant aspects of the incident including detection, containment, remediation, and post incident analysis. Various groups of senior executives help oversee responses to security incidents, including the data loss prevention team, the core computer security incident response team, and the extended computer security incident response team.

While we do not believe that our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are constant, and, like other financial institutions, we, as well as our customers, employees, and third-party service providers, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber-attacks. We continue to assess the risks and changes in the cyber environment, reasonably invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities. See the risk factor “Our business is heavily reliant on information technology systems, facilities, and processes; and a disruption in those systems, facilities, and processes, or a breach, including cyber-attacks, in the security of our systems, could have significant, negative impact on our business, result in the disclosure of confidential information, and create significant financial and legal exposure for us.” in “Item 1A. Risk Factors” of this Form 10-K for more information.

Governance

Our board of directors is aware of, and takes seriously, the importance of overseeing risks associated with cybersecurity threats. Senior management has provided the board of directors with cybersecurity information, as well as incident response training. Additionally, employees have received training related to cybersecurity. Cyber risks are incorporated into risk appetite metrics for operational risk and presented to and reviewed by the risk committee of the board of directors. Additionally, the audit committee of the board of directors receives and reviews internal audit reports concerning, among other things, matters related to information security. Furthermore, the board of directors of Simmons Bank, the Company’s primary operating subsidiary, has established an information technology committee (“IT Committee”) that receives regular reports from the CISO and CIO concerning our information security program and cybersecurity matters. The CIO also reports IT KRIs, including those related to cyber risks, to the IT Committee. Significant security incidents are also reported by senior management to the IT Committee or its chairman, when warranted. The IT Committee chairman provides reports of the committee’s activities to the board of directors of Simmons Bank. The Company’s board of directors, or the board of directors of Simmons Bank (as applicable), also approves information security-related policies, including the Acceptable Use Policy, Information Security Policy, IT Ransomware Policy, and Business Continuity Management Policy.

With respect to internal management, the CISO and CIO meet regularly to discuss the activities and operations of the information security team, and the CIO holds regular meetings with our chief executive officer to discuss cyber related matters, information technology issues, and cybersecurity threats. To enhance awareness, monitoring, and oversight of cybersecurity risks, management also uses the following internal committees (in addition to the enterprise risk management committee discussed above): (1) the IT strategy and investment committee, which is comprised of senior executives and helps provide oversight of the investment and strategic direction for the Company’s IT function, (2) the IT steering committee, which is comprised of leaders from various business units and helps provide oversight and direction for inter- and intra-departmental IT related initiatives, and (3) the vulnerability management working group, which is comprised of IT leaders and helps establish appropriate roles, responsibilities, and escalation paths to resolve department and enterprise vulnerabilities within service level agreements.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company and its subsidiaries conduct financial operations from approximately 234 financial centers located in communities throughout Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. We believe our properties are suitable and adequate for our present operations.

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

As of February 23, 2024, there were approximately 2,379 shareholders of record of our common stock. See the Cash Dividends discussion in the Capital section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding cash dividends.

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

On January 27, 2022, we announced a new stock repurchase program (“2022 Program”) under which we may repurchase up to $175.0 million of our Class A Common Stock currently issued and outstanding. The 2022 Program replaced the 2019 Program.

Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program has replaced the 2022 Program.

The timing, pricing, and amount of any repurchases under the 2024 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, the Company working capital and investment requirements, general market and economic conditions, and legal requirements. Under the 2024 Program, we may repurchase shares of our Class A Common Stock through open market and privately negotiated transactions or otherwise. The 2024 Program does not obligate us to repurchase any of our Class A Common Stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for the 2024 Program to come from available sources of liquidity, including cash on hand and future cash flow.

The Company made no purchases of its common stock during the three months ended December 31, 2023. As of December 31, 2023, the Company had approximately $39.9 million of remaining funds that could have been used to repurchase shares of the Company’s Class A Common Stock under the 2022 Program. The 2024 Program has since replaced the 2022 Program.

Information concerning our repurchases of Class A Common Stock during the quarter ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—	$39,922,000
November 1, 2023 - November 30, 2023	—	—	—	$39,922,000
December 1, 2023 - December 31, 2023	—	—	—	$39,922,000
Total	—	$—	—
_________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the Russell 2000 Index and the KBW Nasdaq Regional Banking Index. The graph assumes an investment of $100 on December 31, 2018 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered as an indication of future performance.

Total Return Performance
Index Value
180
160
140
120
100
80
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Simmons First National Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Simmons First National Corporation	100.00	113.90	95.56	134.10	101.08	97.08
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
KBW Nasdaq Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2023 and 2022 and results of operations for each of the years then ended. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2023 (the “2022 Form 10-K”) for a discussion and analysis of the more significant factors that affected the 2021 period, which are incorporated herein by reference. Certain immaterial reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this report, as well as the cautionary note regarding forward-looking statements and the risks discussed in Item 1A of Part I of this Form 10-K.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value and no impairment was indicated as of December 31, 2023. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

Stock-Based Compensation Plans

We have adopted various stock-based compensation plans. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, and stock awards. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awarding of restricted stock, restricted stock units, performance stock units or stock awards granted to directors, officers and other key employees.

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

2023 Overview

Our net income available to common shareholders for the year ended December 31, 2023 was $175.1 million, or $1.38 diluted earnings per share, compared to $256.4 million, or $2.06 diluted earnings per share, for the same period in 2022. Included in 2023 results were $32.7 million of certain items, net of tax, that were primarily related to early retirement program costs, loss on sale of securities, a FDIC special assessment and branch right sizing initiatives. Included in 2022 results were $42.4 million of certain items, net of tax, that were primarily related to our acquisitions, Day 2 accounting provision in connection with acquisitions, gain on an insurance settlement related to a weather event, merger related costs and branch right sizing initiatives. Adjusting for these certain items, adjusted earnings for the year ended December 31, 2023 were $207.7 million, or $1.64 adjusted diluted earnings per share, compared to $298.8 million, or $2.40 adjusted diluted earnings per share, in 2022. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliations of non-GAAP measures.

Throughout 2023, significant turmoil within the financial services industry, which was fueled by the failure of certain regional banks that utilized specialized business models as well as continued inflationary pressures and recessionary fears, resulted in industry concerns around the level of uninsured, non-collateralized deposits, liquidity, capital and operations. Despite these challenges, which have seemed to abate slightly in the latter half of the year, we remain resolute in serving our customers’ financial needs while diligently focusing on maintaining strong asset quality, capital and liquidity positions, and on strategies to improve our financial performance and maximize the value of our shareholders’ investment in the current rate environment. We believe that our liquidity is solid and that our capital is strong:

•Deposits were relatively stable over the year, which highlights the granularity of our deposit base, as well as the long-term relationships we have with many of our customers. Total deposits as of December 31, 2023 were $22.24 billion, compared to $22.55 billion as of December 31, 2022. Uninsured deposits (excluding collateralized deposits and intercompany deposits) as of December 31, 2023 were approximately $4.75 billion, or 21% of total deposits.

•Capital levels were steady during the year, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of December 31, 2023 (see Table 18 in the Risk Based Capital section below). As of December 31, 2023, our ratio of common equity to total assets was 12.53%, the ratio of tangible common equity to tangible assets was 7.69% and our Tier 1 leverage ratio was 9.39%.

•Key credit quality metrics as of December 31, 2023 also remained solid, with our nonperforming loan coverage ratio at 267% and our allowance for credit losses as a percent of total loans ratio was 1.34%.

•Significant liquidity position with a loan to deposit ratio of 76% as of December 31, 2023, compared to 72% as of December 31, 2022. Additional liquidity sources available to us as of December 31, 2023 totaled $11.22 billion and our uninsured, non-collateralized deposit coverage ratio was 2.4x.

Simmons Bank was named to Forbes magazine’s 2023 list of “World’s Best Banks” for the fourth consecutive year and recognized by Forbes’ as one of “America’s Best Midsize Employers” for 2023. We continue to work to expand our suite of digital solutions to provide an enhanced customer experience to “bank when you want, where you want.”

During 2023, we completed our Better Bank Initiative, which focused on programs designed to enhance operational processes and increase capacity to capitalize on organic growth opportunities, and achieved success across multiple fronts. We completed our early retirement program and extensive progress was completed on other identified opportunities related to process improvements and streamlining or upgrading systems. As a result, we were able to achieve $18 million of annualized cost savings, compared to the original $15 million of annual cost savings we previously estimated.

Asset quality metrics remain strong and reflect our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of December 31, 2023 were $84.5 million, as compared to $58.9 million at December 31, 2022. Non-performing assets as a percent of total assets were 0.33%, compared to 0.23% at December 31, 2023 and 2022, respectively.

Stockholders’ equity as of December 31, 2023 was $3.43 billion, book value per share was $27.37 and tangible book value per common share was $15.92. Our ratio of common stockholders’ equity to total assets was 12.5% and the ratio of tangible common stockholders’ equity to tangible assets was 7.7% at December 31, 2023. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliations of non-GAAP measures. We repurchased approximately 2.3 million shares of our common stock during 2023.

Total loans were $16.85 billion at December 31, 2023, an increase of $703.5 million, or 4.4%, from the same time in 2022. The increase in total loans during the period primarily reflects diverse loan growth driven by increased activity throughout our geographic footprint. Our unfunded commitments decreased to $4.17 billion at December 31, 2023, as compared to $5.64 billion at December 31, 2022. While unfunded commitments are considered a key indicator of future loan growth, the rapid increase in interest rates, coupled with softer economic conditions, have resulted in lower activity in our commercial loan pipeline, which was $948.2 million as of December 31, 2023, compared to $1.12 billion at December 31, 2022.

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

Simmons First National Corporation is an Arkansas-based financial holding company that, as of December 31, 2023, has approximately $27.35 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The FRB sets various benchmark interest rates which influence the general market rates of interest, including the deposit and loan rates offered by financial institutions. Between December 2015 and December 2018, the FRB had been gradually raising benchmark interest rates. The FRB target for the federal funds rate, which is the cost to banks of immediately available overnight funds, increased gradually from 0% - 0.50% in December 2015 to 2.25% - 2.50% over a three year period. The federal funds rate was flat until the FRB began to lower the rate in August 2019 and ultimately reduced it to 1.50% - 1.75% in October 2019. During March 2020, the Federal Open Market Committee (“FOMC”) of the FRB substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. The federal funds rate was cut to a range of 0% - 0.25%, where it remained throughout 2021 and into early 2022. During March 2022, the FOMC began a series of rate increases in an effort to curb rising inflation. From early 2022 through 2023, the federal funds rate range was increased on eleven occasions and ended 2023 with a range set at 5.25% - 5.50%. To date in 2024, rates have been held steady by the FOMC.

Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, also increased from 3.25% to 5.50% during the years 2015 through 2018. The prime interest rate remained flat until it began to decrease in July 2019 and was eventually reduced to 4.75% in October 2019. Similarly to the reduction in the federal funds rate, the prime rate was cut to 3.25% in mid-March of 2020 in response to the COVID-19 pandemic and remained unchanged throughout 2021 and into early 2022. Paralleling the federal funds rate, multiple increases by the Federal Reserve during 2022 and 2023 increased the prime rate to 8.50% as of the end of 2023. Markets anticipate potential rate cuts by the Federal Reserve during 2024.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 41% of our loan portfolio and approximately 89% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 42% of our loans and 94% of our time deposits will reprice in the next year, largely contributing to our liability-sensitive position at December 31, 2023.

For the year ended December 31, 2023, net interest income on a fully taxable equivalent basis was $675.6 million, a decrease of $66.4 million, or 9.0%, over the same period in 2022. The decrease in net interest income was primarily the result of a $349.2 million increase in interest income, more than offset by a $415.6 million increase in interest expense.

The increase in interest income primarily resulted from a $296.5 million increase in interest income on loans, coupled with an increase of $48.0 million in interest income on investment securities. Regarding the increase in interest income on loans during 2023, the increase in loan volume resulted in an increase of $117.6 million in interest income, while a 113 basis point increase in yield due to rising market rates resulted in a $178.9 million increase in interest income during the year ended December 31, 2023. The loan yield for 2023 was 5.96%, compared to 4.83% for 2022. The increase in our loan volume during 2023 was due to the Spirit acquisition in the second quarter of 2022, combined with solid organic loan growth over the comparative period. The increase in interest income on investment securities reflects an increase of $66.0 million due to yield increases over the period of 132 basis points and 9 basis points for our taxable and non-taxable investment security portfolios, respectively, which were a result of rising market interest rates. The increase in interest income on investment securities due to yield increases was mitigated by a $17.9 million decrease due to the decline in our investment portfolio average balances which decreased by $861.5 million or 10.5%, as our portfolio experienced pay downs and maturities over the period, which was reinvested into our loan portfolio. Also contributing to the decrease in the average portfolio balance was a targeted sale of $241.1 million of lower-yielding AFS securities late in the fourth quarter of 2023, the proceeds of which we used to pay off higher-rate wholesale fundings.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2023, 2022 and 2021, interest income included $8.8 million, $23.9 million and $22.1 million, respectively, for the yield accretion recognized on loans acquired.

The $415.6 million increase in interest expense is mostly due to the increase in our deposit account rates over the period, combined with the additional deposit base from the Spirit acquisition and change in deposit mix as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. Interest expense increased $323.4 million due to the increase in rate of 212 basis points on interest-bearing deposit accounts and increased $50.5 million due to the increase in deposit volume over the period. Additionally, interest expense increased $35.3 million due to the increase in rate of 302 basis points on other borrowings. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Our net interest margin on a fully tax equivalent basis was 2.78% for the year ended December 31, 2023, down 39 basis points from 2022. The decrease in the net interest margin was due to the rising deposit rate pressure and change in deposit mix previously discussed, mitigated by the overall increase in our earning assets average balances over the comparative periods which has improved interest income in the rising rate environment.

Over the course of 2024, we anticipate moderating pressure on our margin due to several factors. We saw moderate organic loan growth during 2023, but our loan pipeline experienced decreased volume throughout the year. We expect further modest organic loan growth during 2024, subject to macroeconomic uncertainties that may reduce or otherwise impact loan demand, with continued focus on maintaining prudent underwriting standards and pricing discipline given projects surrounding near term future economic growth. We sold $241.1 million of low yield AFS securities late in the fourth quarter of 2023, and used sale proceeds to pay off higher rate wholesale fundings and we will continue to evaluate opportunities to optimize our balance sheet based on changing market conditions. Further, we have $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio under swap agreements, which involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates that began in the third quarter of 2023. Additionally, while our most likely forecast embeds several rate cuts during 2024, there is still much uncertainty as to decisions that will be made by the FOMC and the risks present in the economy.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2023, 2022 and 2021, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2023 versus 2022 and 2022 versus 2021.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
(In thousands)	2023	2022	2021
Interest income	$1,210,161	$861,735	$671,061
FTE adjustment	25,443	24,671	19,231
Interest income - FTE	1,235,604	886,406	690,292
Interest expense	560,035	144,419	79,529
Net interest income - FTE	$675,569	$741,987	$610,763

Yield on earning assets - FTE	5.09%	3.79%	3.27%
Cost of interest bearing liabilities	2.99%	0.84%	0.52%
Net interest spread - FTE	2.10%	2.95%	2.75%
Net interest margin - FTE	2.78%	3.17%	2.89%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2023 vs. 2022	2022 vs. 2021
Increase due to change in earning assets	$93,320	$147,423
Increase due to change in earning asset yields	255,878	48,691
Decrease due to change in interest bearing liabilities	(48,716)	(3,274)
Decrease due to change in interest rates paid on interest bearing liabilities	(366,900)	(61,616)
(Decrease) increase in net interest income	$(66,418)	$131,224

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2023. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
	2023			2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$320,261	$13,490	4.21	$793,836	$5,500	0.69	$2,376,421	$2,795	0.12
Investment securities - taxable	4,698,742	143,178	3.05	5,462,427	94,437	1.73	4,512,564	58,976	1.31
Investment securities - non-taxable	2,605,868	85,861	3.29	2,703,662	86,596	3.20	2,343,117	71,207	3.04
Mortgage loans held for sale	8,064	557	6.91	16,609	720	4.33	55,204	1,565	2.83
Other loans held for sale	—	—	—	8,322	3,120	37.49	—	—	—
Loans - including fees	16,647,570	992,518	5.96	14,419,763	696,033	4.83	11,810,480	555,749	4.71
Total interest earning assets	24,280,505	1,235,604	5.09	23,404,619	886,406	3.79	21,097,786	690,292	3.27
Non-earning assets	3,274,354			3,014,219			2,394,522
Total assets	$27,554,859			$26,418,838			$23,492,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,033,263	$238,982	2.17	$12,253,164	$63,033	0.51	$10,638,665	$19,568	0.18
Time deposits	6,038,640	233,937	3.87	3,094,747	36,016	1.16	2,804,851	21,604	0.77
Total interest bearing deposits	17,071,903	472,919	2.77	15,347,911	99,049	0.65	13,443,516	41,172	0.31
Federal funds purchased and securities sold under agreements to repurchase	105,802	1,150	1.09	200,744	941	0.47	247,448	579	0.23
Other borrowings	1,169,374	60,517	5.18	1,155,310	24,934	2.16	1,340,185	19,495	1.45
Subordinated debt and debentures	366,066	25,449	6.95	394,870	19,495	4.94	383,182	18,283	4.77
Total interest bearing liabilities	18,713,145	560,035	2.99	17,098,835	144,419	0.84	15,414,331	79,529	0.52

Noninterest bearing liabilities:
Noninterest bearing deposits	5,201,384			5,827,160			4,836,839
Other liabilities	281,018			233,179			169,140
Total liabilities	24,195,547			23,159,174			20,420,310
Stockholders’ equity	3,359,312			3,259,664			3,071,998
Total liabilities and stockholders’ equity	$27,554,859			$26,418,838			$23,492,308
Net interest spread			2.10			2.95			2.75
Net interest margin		$675,569	2.78		$741,987	3.17		$610,763	2.89

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the years 2023 versus 2022 and 2022 versus 2021. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2023 vs. 2022			2022 vs. 2021
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(5,033)	$13,023	$7,990	$(2,952)	$5,657	$2,705
Investment securities - taxable	(14,763)	63,504	48,741	13,996	21,465	35,461
Investment securities - non-taxable	(3,182)	2,447	(735)	11,395	3,994	15,389
Mortgage loans held for sale	(472)	309	(163)	(1,424)	579	(845)
Other loans held for sale	(791)	(2,329)	(3,120)	791	2,329	3,120
Loans - including fees	117,561	178,924	296,485	125,617	14,667	140,284
Total	93,320	255,878	349,198	147,423	48,691	196,114

Interest expense:
Interest bearing transaction and savings accounts	(6,881)	182,830	175,949	3,386	40,079	43,465
Time deposits	57,399	140,522	197,921	2,425	11,987	14,412
Federal funds purchased and securities sold under agreements to repurchase	(600)	809	209	(126)	488	362
Other borrowings	308	35,275	35,583	(2,978)	8,417	5,439
Subordinated notes and debentures	(1,510)	7,464	5,954	567	645	1,212
Total	48,716	366,900	415,616	3,274	61,616	64,890
Increase (decrease) in net interest income	$44,604	$(111,022)	$(66,418)	$144,149	$(12,925)	$131,224

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

During 2023, our provision for credit loss expense was $42.0 million, as compared to an expense of $14.1 million during 2022 and a recapture of $32.7 million during 2021. The provision for credit loss expense during 2023 was impacted by several factors throughout the year, including a $47.4 million expense related to loans and reflected loan growth, as well as the impact of updated economic assumptions, which was partially offset by a $16.3 million release from the reserve for unfunded commitments primarily due to a decline in unfunded commitments resulting from customers utilizing lines of credit during the year. Additionally, provision expense related to AFS and HTM securities recorded during the twelve months ended December 31, 2023 was $9.1 million and $1.8 million, respectively, primarily due to decreases in the value of select corporate bonds in the investment securities portfolio.

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

Total noninterest income was $155.6 million in 2023, compared to $170.1 million in 2022 and $191.8 million in 2021. Noninterest income for 2023 decreased $14.5 million, or 8.5%, from 2022. Included in 2023 results was $20.6 million of a certain item related to the loss on the sale of securities during the period. Included in 2022 results were $4.0 million of certain items, primarily made up of a $4.1 million gain on an insurance settlement related to a weather event that caused severe damage to one of our branch locations. Adjusting for these certain items, adjusted noninterest income for the year ended December 31, 2023 increased $10.1 million, or 6.1%, from the prior year. See the GAAP Reconciliation of Non-GAAP Measures section for additional discussion and reconciliations of non-GAAP measures.

The majority of the decrease in noninterest income during 2023 was related to the loss on sale of securities as compared to 2022. During 2023, we sold approximately $247.9 million of investment securities resulting in a net loss of $20.6 million, while we realized a net loss of $278,000 related to the call of securities during 2022. The sale of securities during 2023 was primarily related to a strategic decision to sell low yield securities and use the proceeds to pay off higher rate wholesale fundings, including both brokered deposits and FHLB advances.

Mortgage lending income decreased $2.8 million during 2023 due to the rising interest rate environment and softening market conditions throughout the year, which continued to slow the demand for mortgage loans. We originated $428.0 million and $751.0 million in mortgage loans during 2023 and 2022, respectively.

These decreases in noninterest income during 2023 were partially offset by an increase of $4.0 million in service charges on deposit accounts primarily attributable to a full period including the customer base from the Spirit acquisition and additional transactions due to the changes in customer spending habits. Also included in 2023 results is a $4.0 million legal reserve recapture associated with litigation.

Table 5 shows noninterest income for the years ended December 31, 2023, 2022 and 2021, respectively, as well as changes in 2023 from 2022 and in 2022 from 2021.

Table 5: Noninterest Income

	Years Ended December 31,			2023 Change from		2022 Change from
(Dollars in thousands)	2023	2022	2021	2022		2021
Service charges on deposit accounts	$50,530	$46,527	$43,231	$4,003	8.6%	$3,296	7.6%
Debit and credit card fees	31,472	31,203	28,245	269	0.9	2,958	10.5
Wealth management fees	30,203	31,895	31,172	(1,692)	(5.3)	723	2.3
Mortgage lending income	7,733	10,522	21,798	(2,789)	(26.5)	(11,276)	(51.7)
Bank owned life insurance income	11,717	11,146	8,902	571	5.1	2,244	25.2
Other service charges and fees	9,122	7,616	7,696	1,506	19.8	(80)	(1.0)
Gain (loss) on sale of securities, net	(20,609)	(278)	15,498	(20,331)	*	(15,776)	*
Gain on sale of branches	—	—	5,316	—	—	(5,316)	*
Gain on insurance settlement	—	4,074	—	(4,074)	*	4,074	*
Other income	35,398	27,361	29,957	8,037	29.4	(2,596)	(8.7)
Total noninterest income	$155,566	$170,066	$191,815	$(14,500)	(8.5)%	$(21,749)	(11.3)%
_________________________
*Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for 2023 was $121.3 million, an increase of $4.1 million, or 3.5%, when compared to the 2022 amounts. The increase is primarily due to the increased consumer base provided by the Spirit acquisition. We expect service charges to continue to moderate in early 2024 due to the elimination of returned item fees for consumer deposit accounts with insufficient funds implemented during the third quarter of 2023. Overall, we expect flat to modest growth in noninterest income during 2024.

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

Noninterest expense for 2023 was $563.1 million, as compared to noninterest expense for 2022 of $566.7 million, a decrease of $3.7 million, or 0.7%, compared to the prior period. Adjusted noninterest expense, which excludes branch right sizing, merger related costs, FDIC special assessment (for 2023 only), donation to Simmons First Foundation (for 2022 only) and early retirement program costs (for 2023 only), for the year ended December 31, 2023 increased $396,000, or 0.1%, from the prior year. See the GAAP Reconciliation of Non-GAAP Measures section for additional discussion and reconciliations of non-GAAP measures.

Merger related costs for 2023 and 2022 were $1.4 million and $22.5 million, respectively, and were primarily related to the Spirit acquisition.

Salaries and employee benefits expense decreased slightly by $865,000 as compared to 2022, while adjusted salaries and employee benefits expense decreased by $7.1 million as compared to 2022. The decrease in adjusted salaries and employee benefits expense reflects the successful execution of programs as part of our Better Bank Initiative. Early retirement program costs during 2023 were $6.2 million.

Deposit insurance increased by $18.4 million as compared to 2022. Excluding the FDIC special assessment of $10.5 million levied to support the Deposit Insurance Fund following the failure of certain banks in 2023, deposit insurance increased by $7.9 million primarily due to an increased base rate related to changes in the mix of deposits, coupled with the increase in deposits from the Spirit acquisition.

Amortization of intangibles recorded for the years ended December 31, 2023, and 2022 was $16.3 million and $15.9 million, respectively. See Note 8, Goodwill and Other Intangible Assets, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our intangibles.

Table 6 below shows noninterest expense for the years ended December 31, 2023, 2022 and 2021, respectively, as well as changes in 2023 from 2022 and in 2022 from 2021.

Table 6: Noninterest Expense

	Years Ended December 31,			2023 Change from		2022 Change from
(Dollars in thousands)	2023	2022	2021	2022		2021
Salaries and employee benefits	$279,919	$286,982	$246,335	$(7,063)	(2.5)%	$40,647	16.5%
Early retirement program	6,198	—	—	6,198	*	—	—
Occupancy expense, net	46,741	44,321	38,797	2,420	5.5	5,524	14.2
Furniture and equipment expense	20,741	20,665	19,890	76	0.4	775	3.9
Other real estate and foreclosure expense	892	1,003	2,121	(111)	(11.1)	(1,118)	(52.7)
Deposit insurance	19,465	11,608	6,973	7,857	67.7	4,635	66.5
FDIC special assessment	10,521	—	—	10,521	*	—	—
Merger related costs	1,420	22,476	15,911	(21,056)	(93.7)	6,565	41.3
Other operating expenses:
Professional services	19,612	19,138	18,921	474	2.5	217	1.2
Postage	9,458	8,955	8,276	503	5.6	679	8.2
Telephone	6,965	6,394	6,234	571	8.9	160	2.6
Credit card expenses	13,243	12,243	11,112	1,000	8.2	1,131	10.2
Marketing	24,008	28,870	22,234	(4,862)	(16.8)	6,636	29.9
Software and technology	42,530	40,906	40,608	1,624	4.0	298	0.7
Operating supplies	2,591	2,556	2,766	35	1.4	(210)	(7.6)
Amortization of intangibles	16,306	15,915	13,494	391	2.5	2,421	17.9
Branch right sizing expense	5,467	3,475	(537)	1,992	57.3	4,012	*
Other expense	36,984	41,241	30,454	(4,257)	(10.3)	10,787	35.4
Total noninterest expense	$563,061	$566,748	$483,589	$(3,687)	(0.7)%	$83,159	17.2%
_________________________
*Not meaningful

Due to our Better Bank Initiative and continuous efficiency improvements, we expect marginal growth in noninterest expense during 2024.

Income Taxes

The provision for income taxes for 2023 was $25.5 million, compared to $50.1 million in 2022 and $61.3 million in 2021. The effective income tax rates for the years ended 2023, 2022 and 2021 were 12.7%, 16.4% and 18.4%, respectively. The decrease in the provision for income taxes during 2023 was primarily due to tax exempt income having a larger favorable impact on the rate and lower state taxes in 2023, both driven by the one time charges to income from the loss on sale of securities and the FDIC special assessment.

Loan Portfolio

Our loan portfolio averaged $16.65 billion during 2023 and $14.42 billion during 2022. As of December 31, 2023, total loans were $16.85 billion, compared to $16.14 billion on December 31, 2022, an increase of $703.5 million, or 4.4%. The increase in the overall loan balance during 2023 is primarily due to widespread loan growth throughout our geographic markets during the year. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $318.7 million at December 31, 2023, or 1.9% of total loans, compared to $349.8 million, or 2.2% of total loans at December 31, 2022. The decrease in consumer loans was primarily due to loan payoffs and pay downs within the other consumer portfolio during the year. Our credit card portfolio has remained a stable source of lending.

Real estate loans consist of construction and development (“C&D”) loans, single family residential loans and other commercial real estate (“CRE”) loans. Real estate loans were $13.34 billion at December 31, 2023, or 79.2% of total loans, compared to $12.58 billion, or 77.9% of total loans at December 31, 2022, an increase of $756.9 million, or 6.0%. Our C&D loans increased by $577.6 million, or 22.5%, single family residential loans increased by $95.4 million, or 3.7%, and CRE loans increased by $83.9 million, or 1.1%. The increases were due to diversified organic growth by type and geographic market during the period. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.72 billion at December 31, 2023, or 16.2% of total loans, compared to $2.84 billion, or 17.6% of total loans at December 31, 2022, a decrease of $115.0 million, or 4.1%. The decrease in non-real estate loans related to business of $142.1 million, or 5.4%, was partially offset by the increase in agricultural loans of $27.1 million, or 13.2%.

Other loans mainly consists of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during 2023 as compared to 2022, and was coupled with continued organic growth in our municipal loans during the period, leading to an increase of $92.8 million in other loans.

While loan growth was widespread throughout our geographic markets and was generally broad-based by loan type during the period, loan growth during the latter half of 2023 reflected moderating demand and increased payoff activity, as we focus on maintaining disciplined pricing and conservative underwriting standards given the current uncertain economic environment. Our commercial loan pipeline consisting of all commercial loan opportunities was $948.2 million at December 31, 2023, compared to $1.12 billion at December 31, 2022. The pipeline includes $416.0 million in loans approved and ready to close at the end of the year.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2023	2022	2021	2020	2019
Consumer:
Credit cards	$191,204	$196,928	$187,052	$188,845	$204,802
Other consumer	127,462	152,882	168,318	202,379	249,694
Total consumer	318,666	349,810	355,370	391,224	454,496
Real Estate:
Construction and development	3,144,220	2,566,649	1,326,371	1,596,255	2,236,861
Single family residential	2,641,556	2,546,115	2,101,975	1,880,673	2,442,064
Other commercial	7,552,410	7,468,498	5,738,904	5,746,863	6,205,599
Total real estate	13,338,186	12,581,262	9,167,250	9,223,791	10,884,524
Commercial:
Commercial	2,490,176	2,632,290	1,992,043	2,574,386	2,495,516
Agricultural	232,710	205,623	168,717	175,905	315,454
Total commercial	2,722,886	2,837,913	2,160,760	2,750,291	2,810,970
Other	465,932	373,139	329,123	535,591	275,714
Total loans before allowance for credit losses	$16,845,670	$16,142,124	$12,012,503	$12,900,897	$14,425,704

Table 8 reflects the remaining maturities and interest rate sensitivity of loans at December 31, 2023.

Table 8: Maturity and Interest Rate Sensitivity of Loans

	1 year	Over 1 year through	Over 5 years through	Over
(In thousands)	or less	5 years	15 years	15 years	Total
Consumer	$71,581	$243,638	$2,415	$1,032	$318,666
Real estate	2,958,676	8,461,135	1,726,537	191,838	13,338,186
Commercial	1,407,354	1,218,960	54,770	41,802	2,722,886
Other	219,745	110,673	122,804	12,710	465,932
Total	$4,657,356	$10,034,406	$1,906,526	$247,382	$16,845,670

Predetermined rate
Consumer	$68,027	$124,085	$2,359	$811	$195,282
Real estate	1,332,508	5,107,185	904,390	112,158	7,456,241
Commercial	490,569	798,540	46,874	41,797	1,377,780
Other	52,134	109,097	120,436	12,317	293,984
Total	$1,943,238	$6,138,907	$1,074,059	$167,083	$9,323,287

Floating rate
Consumer	$3,554	$119,553	$56	$221	$123,384
Real estate	1,626,168	3,353,950	822,147	79,680	5,881,945
Commercial	916,785	420,420	7,896	5	1,345,106
Other	167,611	1,576	2,368	393	171,948
Total	$2,714,118	$3,895,499	$832,467	$80,299	$7,522,383

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

Total non-performing assets increased $27.8 million from December 31, 2022 to December 31, 2023. Nonaccrual loans increased by $24.9 million during 2023, in addition to an increase in foreclosed assets held for sale of $1.2 million. The increase in nonaccrual assets was primarily due to an increase in nonaccrual loans within our commercial loan portfolio.

Non-performing assets, including modifications to borrowers experiencing financial difficulty (“FDMs”, formerly known as troubled debt restructurings, or TDRs) and acquired foreclosed assets, as a percent of total assets were 0.45% at December 31, 2023 compared to 0.23% at December 31, 2022.

Total non-performing assets decreased by $13.8 million from December 31, 2021 to December 31, 2022. Nonaccrual loans decreased by $9.8 million during 2022, in addition to a decrease in foreclosed assets held for sale of $3.1 million. The decrease in nonaccrual loans was primarily due to an overall improvement in economic conditions from pandemic related stresses.

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

The financial effects of the modified loans made to borrowers experiencing financial difficulty in the single family residential real estate and commercial portfolio were not significant during the year ended December 31, 2023 and did not significantly impact our determination of the allowance for credit losses on loans during the year.

During the year ended December 31, 2023, we modified one loan related to the other CRE portfolio, whereby the borrower was experiencing financial difficulty at the time of modification. The modification allowed for two months of interest only payments with the remaining balance due at maturity. Upon modification, a charge-off of $9.6 million was recorded in relation to this modified loan during 2023. As a result of the other CRE loan modified during the year ended December 31, 2023 being collateral-dependent, the impact to our allowance for credit losses on loans was the difference between the fair value of the underlying collateral, adjusted for selling costs, and the remaining outstanding principal balance of the loan.

We continue to maintain good asset quality, compared to the industry, and strong asset quality remains a primary focus for us. The allowance for credit losses as a percent of total loans was 1.34% as of December 31, 2023. Non-performing loans equaled 0.50% of total loans. Non-performing assets were 0.33% of total assets, a 10 basis point increase from December 31, 2022. The allowance for credit losses was 267% of non-performing loans. Our annualized net charge-offs to total loans for 2023 was 0.12%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.09%. Annualized net credit card charge-offs to average total credit card loans were 2.20%, compared to 1.49% during 2022, and 129 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Nonaccrual loans (1)	$83,325	$58,434	$68,204	$122,879	$93,330
Loans past due 90 days or more (principal or interest payments)	1,147	507	349	578	856
Total non-performing loans	84,472	58,941	68,553	123,457	94,186
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	4,073	2,887	6,032	18,393	19,121
Other non-performing assets	1,726	644	1,667	2,016	1,964
Total other non-performing assets	5,799	3,531	7,699	20,409	21,085
Total non-performing assets	$90,271	$62,472	$76,252	$143,866	$115,271

Performing FDMs (formerly TDRs)	$33,577	$1,849	$4,289	$3,138	$5,887
Allowance for credit losses to non-performing loans	267%	334%	300%	193%	72%
Non-performing loans to total loans	0.50%	0.37%	0.57%	0.96%	0.65%
Non-performing assets (including performing FDMs (formerly TDRs)) to total assets	0.45%	0.23%	0.33%	0.66%	0.57%
Non-performing assets to total assets	0.33%	0.23%	0.31%	0.64%	0.54%
_________________________
(1)    Includes nonaccrual FDMs (formerly known as TDRs) of approximately $282,000, $1.6 million, $2.7 million, $4.4 million and $1.6 million at December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

There was no interest income on nonaccrual loans recorded for the years ended December 31, 2023, 2022 and 2021.

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

Additional information related to net charge-offs is shown in Table 10.

Table 10: Ratio of Net Charge-offs to Average Loans

(Dollars in thousands)	Net Charge-offs	Average Loans	Ratio of Net Charge-offs to Average Loans
2023
Credit cards	$(4,295)	$195,545	(2.20)%
Other consumer	(984)	136,865	(0.72)%
Real estate	(9,999)	13,050,414	(0.08)%
Commercial	(3,870)	2,815,006	(0.14)%
Other	—	449,740	—%
Total	$(19,148)	$16,647,570	(0.12)%

2022
Credit cards	$(2,838)	$190,119	(1.49)%
Other consumer	(679)	177,420	(0.38)%
Real estate	2,794	11,157,499	0.03%
Commercial	(11,897)	2,557,060	(0.47)%
Other	—	337,665	—%
Total	$(12,620)	$14,419,763	(0.09)%

Allowance for Credit Losses Allocation

As of December 31, 2023, the allowance for credit losses reflected an increase of approximately $28.3 million from December 31, 2022, while loans increased $703.5 million over the same period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during 2023 was predominantly due to the loan growth experienced during the year, as well as refreshed economic forecasts. Our allowance for credit losses at December 31, 2023 was considered appropriate given the current economic environment and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses on Loans

	December 31,
	2023		2022		2021
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,868	1.1%	$5,140	1.2%	$3,987	1.6%
Other consumer	5,716	3.5%	6,614	3.2%	4,617	4.1%
Real estate	177,177	79.2%	150,795	78.0%	179,270	76.3%
Commercial	36,470	16.2%	34,406	17.6%	17,458	18.0%
Total	$225,231	100.0%	$196,955	100.0%	$205,332	100.0%

Allowance for credit losses to period-end loans	1.34%		1.22%		1.71%
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

HTM and AFS investment securities were $3.73 billion and $3.15 billion, respectively, at December 31, 2023, compared to the HTM amount of $3.76 billion and AFS amount of $3.85 billion at December 31, 2022. We will continue to look for opportunities to maximize the value of the investment portfolio.

As of December 31, 2023, $527.9 million, or 7.7%, of our total portfolio was invested in obligations of U.S. government agencies and U.S. Treasury securities. Our investment portfolio as of December 31, 2023 also included $2.65 billion, or 38.5%, of tax-exempt obligations of state and political subdivisions. A portion of the state and political subdivision debt obligations are rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis. There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2023.

We had approximately $3.10 billion, or 45.1%, of our total portfolio invested in mortgaged-backed securities at December 31, 2023. These mortgage-backed securities were issued by agencies of the U.S. government.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of December 31, 2023, the related remaining combined net unrealized losses of $126.4 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

Additionally, during the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during the late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the year ended December 31, 2023, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $11.9 million.

The adoption of ASU 2016-13 at the beginning of 2020 required us to replace the existing impairment models for financial assets, which includes investment securities. Under this model, an estimate of expected credit losses that represents all contractual cash flows that is deemed uncollectible over the contractual life of the financial asset must be recorded. During 2023, we recorded $9.1 million of provision for credit losses related to AFS securities due to isolated corporate bonds within the portfolio. We charged-off $7.0 million directly related to one corporate bond, which was deemed uncollectible in the period, while the remaining isolated bonds were sold or experienced price recovery on previous impairments prior to the end of the period. Based upon our analysis of the underlying risk characteristics of the AFS portfolio, including credit ratings and other qualitative factors, no allowance for credit losses related to AFS securities was deemed necessary at December 31, 2023 and 2022. Our allowance for credit losses related to HTM securities was $3.2 million and $1.4 million at December 31, 2023 and 2022, respectively.

An allowance for credit losses related to mortgage-backed securities and U.S. government agencies was not recorded as of December 31, 2023 due to those securities being explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. See Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for additional information related to our allowance for credit losses on investment securities held.

We had no gross realized gains and $20.6 million of gross realized losses from the sale of securities during the year ended December 31, 2023, compared to $46,000 of gross realized gains and $324,000 of gross realized losses from the call of securities during the year ended December 31, 2022. We sold approximately $247.9 million of investment securities during 2023, while no securities were sold during 2022. Securities sold during 2023 were in large part related to a strategic decision to sell low yield securities and use the proceeds to pay off higher rate wholesale fundings, including both brokered deposits and FHLB advances.

We have the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding. Furthermore, as of December 31, 2023, we also have the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost, we do not have an immediate intent to sell the securities classified as AFS, and we believe the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. During 2024, we will continue to evaluate targeted sales of AFS securities based on prevailing market conditions and our funding and liquidity positions. The unrealized losses during 2023 are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2023, we believe the declines in fair value detailed in the table below are temporary and we do not believe any of the securities are impaired due to reasons of credit quality.

Table 12 presents the amortized cost, fair value and allowance for credit losses on investment securities for each of the years indicated.

Table 12: Investment Securities

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2023
U.S. Government agencies	$453,121	$—	$453,121	$—	$(89,203)	$363,918
Mortgage-backed securities	1,161,694	—	1,161,694	354	(107,834)	1,054,214
State and political subdivisions	1,858,680	(2,006)	1,856,674	284	(369,509)	1,487,449
Other securities	256,007	(1,208)	254,799	—	(25,010)	229,789
Total HTM	$3,729,502	$(3,214)	$3,726,288	$638	$(591,556)	$3,135,370

December 31, 2022
U.S. Government agencies	$448,012	$—	$448,012	$—	$(102,558)	$345,454
Mortgage-backed securities	1,190,781	—	1,190,781	227	(118,960)	1,072,048
State and political subdivisions	1,861,102	(110)	1,860,992	56	(446,198)	1,414,850
Other securities	261,199	(1,278)	259,921	—	(29,040)	230,881
Total HTM	$3,761,094	$(1,388)	$3,759,706	$283	$(696,756)	$3,063,233

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2023
U.S. Treasury	$2,285	$—	$—	$(31)	$2,254
U.S. Government agencies	74,460	—	35	(1,993)	72,502
Mortgage-backed securities	2,138,652	—	8	(198,353)	1,940,307
State and political subdivisions	1,035,147	—	187	(132,541)	902,793
Other securities	259,165	—	—	(24,868)	234,297
Total AFS	$3,509,709	$—	$230	$(357,786)	$3,152,153

December 31, 2022
U.S. Treasury	$2,257	$—	$—	$(60)	$2,197
U.S. Government agencies	191,498	—	103	(7,322)	184,279
Mortgage-backed securities	2,809,319	—	20	(266,437)	2,542,902
State and political subdivisions	1,056,124	—	250	(185,300)	871,074
Other securities	272,215	—	—	(19,813)	252,402
Total AFS	$4,331,413	$—	$373	$(478,932)	$3,852,854

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2023, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13: Maturity Distribution of Investment Securities

	December 31, 2023
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
U.S. Government agencies	$—	$3,345	$91,481	$358,295	$—	$453,121	$480,246	$363,918
Mortgage-backed securities	—	—	—	—	1,161,694	1,161,694	1,216,312	1,054,214
State and political subdivisions	365	5,814	44,074	1,808,427	—	1,858,680	1,869,433	1,487,449
Other securities	1,108	—	252,384	2,515	—	256,007	266,878	229,789
Total	$1,473	$9,159	$387,939	$2,169,237	$1,161,694	$3,729,502	$3,832,869	$3,135,370

Percentage of total	0.1%	0.2%	10.4%	58.2%	31.1%	100.0%

Weighted average yield	4.2%	2.7%	2.3%	2.6%	2.2%	2.5%

Available-for-Sale
U.S. Treasury	$1,292	$993	$—	$—	$—	$2,285	$2,300	$2,254
U.S. Government agencies	633	26,481	13,933	33,413	—	74,460	73,016	72,502
Mortgage-backed securities	—	—	—	—	2,138,652	2,138,652	2,095,187	1,940,307
State and political subdivisions	3,461	17,043	19,136	995,507	—	1,035,147	1,091,938	902,793
Other securities	5,032	70,870	183,007	—	256	259,165	267,134	234,297
Total	$10,418	$115,387	$216,076	$1,028,920	$2,138,908	$3,509,709	$3,529,575	$3,152,153

Percentage of total	0.3%	3.3%	6.2%	29.3%	60.9%	100.0%

Weighted average yield	3.9%	5.6%	4.0%	2.9%	2.7%	3.0%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 234 financial centers as of December 31, 2023. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of December 31, 2023, core deposits comprised 79.2% of our total deposits.

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

Our total deposits as of December 31, 2023, were $22.24 billion, a decrease of $303.1 million from December 31, 2022. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.80 billion at December 31, 2023, compared to $17.78 billion at December 31, 2022, a decrease of $1.98 billion. Total time deposits increased $1.68 billion to $6.45 billion at December 31, 2023, from $4.77 billion at December 31, 2022. We had $2.90 billion and $2.75 billion of brokered deposits at December 31, 2023, and December 31, 2022, respectively. Our uninsured deposits as of December 31, 2023 and 2022 were $4.75 billion and $5.63 billion, respectively.

The change in the mix of deposits at December 31, 2023 as compared to December 31, 2022 reflects increased market competition and consumer migration toward higher rate deposits, principally certificates of deposit, given the rapid increase in interest rates that has occurred over the past year. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2023.

Table 14: Average Deposit Balances and Rates

	December 31,
	2023		2022		2021
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$5,201,384	—%	$5,827,160	—%	$4,836,839	—%
Interest bearing transaction and savings deposits	11,033,263	2.17%	12,253,164	0.51%	10,638,665	0.18%
Time deposits	6,038,640	3.87%	3,094,747	1.16%	2,804,851	0.77%
Total	$22,273,287	2.12%	$21,175,071	0.47%	$18,280,355	0.23%

Our maturities of time deposits not covered by deposit insurance at December 31, 2023 are presented in Table 15.

Table 15: Maturities of Time Deposits Not Covered by Deposit Insurance

	December 31, 2023
(In thousands)	Balance	Percent
Maturing
Three months or less	$678,976	61.5%
Over 3 months to 6 months	183,868	16.7%
Over 6 months to 12 months	189,657	17.2%
Over 12 months	50,622	4.6%
Total	$1,103,123	100.0%

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $68.0 million at December 31, 2023, as compared to $160.4 million at December 31, 2022.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, brokered deposits, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.34 billion and $1.23 billion at December 31, 2023 and 2022, respectively. The outstanding balance for December 31, 2023 includes $953.2 million in FHLB advances; $366.1 million in subordinated notes and unamortized debt issuance costs; and $19.1 million of other long-term debt. FHLB advances outstanding at December 31, 2023, which increased as compared to December 31, 2022 due to a strategic decision to utilize short-term borrowings to elevate our liquidity position given the macroeconomic environment during the year, are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances.

A summary of information related to our FHLB short-term advances, consisting of fixed rate, fixed term advances, is presented in Table 16.

Table 16: Short-Term Borrowings

	December 31,
(Dollars in thousands)	2023	2022	2021
Amount outstanding at year-end	$950,000	$835,000	$—
Weighted-average interest rate at year-end	5.40%	4.20%	—%
Maximum amount outstanding at any month-end during the year	$1,350,000	$1,300,000	$—
Average amount outstanding during the year	$1,149,387	$1,124,314	$—
Weighted-average interest rate for the year	5.20%	2.08%	—%

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

Aggregate annual maturities of long-term debt at December 31, 2023 are presented in Table 17.

Table 17: Maturities of Long-Term Debt

Annual Maturities
Year	(In thousands)
2024	$1,822
2025	1,822
2026	1,824
2027	1,920
2028	332,210
Thereafter	48,909
Total	$388,507

Capital

Overview

At December 31, 2023, total capital was $3.43 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At December 31, 2023, our common equity to asset ratio was 12.53% compared to 11.91% at year-end 2022.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Stock Repurchase Program

On October 22, 2019, we announced a stock repurchase program (the “2019 Program”) under which we could repurchase up to $60.0 million of our Class A Common Stock currently issued and outstanding. On March 5, 2020, we announced an amendment to the 2019 Program that increased the maximum amount that could be repurchased under the 2019 Program from $60.0 million to $180.0 million. Effective July 23, 2021, our Board of Directors approved another amendment to the 2019 Program that increased the amount of our Class A common stock that may be repurchased from a maximum of $180.0 million to a maximum of $276.5 million and extended the term of the 2019 Program from October 31, 2021, to October 31, 2022.

During January 2022, we substantially exhausted the repurchase capacity under the 2019 Program. As a result, our Board of Directors authorized a new stock repurchase program in January 2022 (“2022 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, our Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding.

During 2023, we repurchased 2,257,049 shares at an average price of $17.72 per share under the 2022 Program. During 2022, we repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 3,919,037 shares at an average price of $24.26 per share under the 2022 Program, respectively. The 2022 Program repurchases were all completed during the second and third quarters of 2022.

Under the 2024 Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2024 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The 2024 Program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for the 2024 Program to come from available sources of liquidity, including cash on hand and future cash flow.

Cash Dividends

We declared cash dividends on our common stock of $0.80 per share for the twelve months ended December 31, 2023, compared to $0.76 per share for the twelve months ended December 31, 2022, an increase of $0.04, or 5%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2023, we met all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2023 and 2022 are presented in Table 18 below:

Table 18: Risk-Based Capital

	December 31,
(Dollars in thousands)	2023	2022
Tier 1 capital:
Stockholders’ equity	$3,426,488	$3,269,362
CECL transition provision	61,746	92,619
Goodwill and other intangible assets	(1,398,810)	(1,412,667)
Unrealized loss on available-for-sale securities, net of income taxes	404,375	517,560
Total Tier 1 capital	2,493,799	2,466,874
Tier 2 capital:
Subordinated notes and debentures	366,141	365,989
Subordinated debt phase out	(66,000)	—
Qualifying allowance for credit losses and reserve for unfunded commitments	170,977	115,627
Total Tier 2 capital	471,118	481,616
Total risk-based capital	$2,964,917	$2,948,490

Risk weighted assets	$20,599,238	$20,738,727

Assets for leverage ratio	$26,552,988	$26,407,061

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	12.11%	11.90%
Tier 1 leverage ratio	9.39%	9.34%
Tier 1 risk-based capital ratio	12.11%	11.90%
Total risk-based capital ratio	14.39%	14.22%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. The Tier 1 capital for the Company consisted of common equity Tier 1 capital and trust preferred securities. The Basel III Capital Rules include certain provisions that require trust preferred securities to be phased out of qualifying Tier 1 capital when assets surpass $15 billion. As of December 31, 2017, the Company exceeded $15 billion in total assets and the grandfather provisions applicable to its trust preferred securities no longer apply and trust preferred securities are no longer included as Tier 1 capital. All of the Company’s trust preferred securities were redeemed during the third quarter of 2022. Qualifying subordinated debt of $300.1 million is included as Tier 2 and total capital of the Company as of December 31, 2023.

Liquidity

In the normal course of business we have entered into a number of contractual obligations and have made commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2023. Examples of these commitments include but are not limited to long-term debt financing (Note 12, Other Borrowings and Subordinated Debentures), operating lease obligations (Note, 6, Right-of-Use Lease Assets and Lease Liabilities), time deposits with stated maturity dates (Note 9, Time Deposits), and unfunded loan commitments and letters of credit (Note 19, Commitments and Credit Risk).

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of adjusted earnings (net income excluding certain items {gain on sale of branches, early retirement program costs, loss from early retirement of TruPS, gain on sale of intellectual property, gain on insurance settlement, donation to Simmons First Foundation, merger related costs, FDIC special assessment, loss (gain) on sale of securities, net branch right sizing costs, and the Day 2 CECL Provision}) (non-GAAP) and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per common share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), adjusted noninterest expense (non-GAAP), adjusted salaries and employee benefits expense (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The Company has updated its calculation of certain non-GAAP financial measures to exclude the impact of gains or losses on the sale of AFS investment securities in light of the impact of the Company’s strategic AFS investment securities transactions during the fourth quarter of 2023 and has presented past periods on a comparable basis.

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

We have $1.43 billion and $1.45 billion total goodwill and other intangible assets for the periods ended December 31, 2023 and 2022, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per common share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

During 2023, adjusted items primarily consisted of net branch right sizing costs of $5.5 million, mainly due to branch closures across our footprint during the year, $6.2 million in early retirement program costs related to our Better Bank Initiative, and a $20.6 million loss on sale of securities due to the strategic sale of AFS securities during the year. Additionally, we recorded $10.5 million related to a FDIC special assessment levied to support the Deposit Insurance Fund following the failure of certain banks in 2023. The net after-tax impact of all adjusted items on net income was $32.7 million, or a $0.26 impact on diluted earnings per share.

During 2022, adjusted items primarily consisted of $33.8 million of Day 2 provision expense required for loans and unfunded commitments related to the Spirit acquisition, merger-related costs of $22.5 million, primarily related to the Spirit acquisition, and net branch right sizing costs of $3.6 million, mainly due to branch closures across our footprint during the year. Additionally, we had a gain on insurance settlement of $4.1 million related to a weather event that caused severe damage to one of our branch locations. The net after-tax impact of all adjusted items was $42.4 million, or $0.34 per diluted earnings per share.

During 2021, adjusted items primarily consisted of $22.7 million of Day 2 provision expense required for loans related to the Landmark and Triumph acquisitions, $15.9 million of merger-related costs, related to the Landmark and Triumph acquisitions and $15.5 million of gains related to the sale of securities. Additionally, we had total gains on sale of branches of $5.3 million due to the Illinois Branch Sale. The net after-tax impact of these items was $12.5 million, or $0.11 per diluted earnings per share.

See Table 19 below for the reconciliation of adjusted earnings, which exclude certain items for the periods presented.

Table 19: Reconciliation of Adjusted Earnings (non-GAAP)

(In thousands, except per share data)	2023	2022	2021
Net income available to common stockholders	$175,057	$256,412	$271,109
Certain items:
Gain on sale of branches	—	—	(5,316)
Loss from early retirement of TruPS	—	365	—
Gain on sale of intellectual property	—	(750)	—
Gain on insurance settlement	—	(4,074)	—
FDIC special assessment	10,521	—	—
Donation to Simmons First Foundation	—	1,738	—
Merger related costs	1,420	22,476	15,911
Early retirement program	6,198	—	—
Loss (gain) on sale of securities	20,609	278	(15,498)
Branch right sizing, net	5,467	3,628	(906)
Day 2 CECL Provision	—	33,779	22,688
Tax effect (1)	(11,556)	(15,012)	(4,413)
Certain items, net of tax	32,659	42,428	12,466
Adjusted earnings (non-GAAP)	$207,716	$298,840	$283,575

Diluted earnings per share	$1.38	$2.06	$2.46
Certain items:
Gain on sale of branches	—	—	(0.05)
Loss from early retirement of TruPS	—	—	—
Gain on sale of intellectual property	—	(0.01)	—
Gain on insurance settlement	—	(0.03)	—
FDIC special assessment	0.08	—	—
Donation to Simmons First Foundation	—	0.01	—
Merger related costs	0.01	0.18	0.14
Early retirement program	0.05	—	—
Loss (gain) on sale of securities	0.17	—	(0.14)
Branch right sizing, net	0.04	0.03	(0.01)
Day 2 CECL Provision	—	0.28	0.21
Tax effect (1)	(0.09)	(0.12)	(0.04)
Certain items, net of tax	0.26	0.34	0.11
Adjusted diluted earnings per share (non-GAAP)	$1.64	$2.40	$2.57
_________________________
(1)    Effective tax rate of 26.135%.

See Table 20 below for the reconciliation of adjusted noninterest income, adjusted noninterest expense and adjusted salaries and employee benefits expense for the periods presented.

Table 20: Reconciliation of Adjusted Noninterest Income (non-GAAP), Adjusted Noninterest Expense (non-GAAP) and Adjusted Salaries and Employee Benefits Expense (non-GAAP)

(In thousands)	2023	2022	2021
Noninterest income	$155,566	$170,066	$191,815
Certain items:
Gain on sale of branches	—	—	(5,316)
Gain on insurance settlement	—	(4,074)	—
Loss from early retirement of TruPS	—	365	—
Gain on sale of intellectual property	—	(750)	—
Loss (gain) on sale of securities	20,609	278	(15,498)
Branch right sizing	—	153	(369)
Total certain items	20,609	(4,028)	(21,183)
Adjusted noninterest income (non-GAAP)	$176,175	$166,038	$170,632

Noninterest expense	$563,061	$566,748	$483,589
Certain items:
Merger related costs	(1,420)	(22,476)	(15,911)
Donation to Simmons First Foundation	—	(1,738)	—
Early retirement program	(6,198)	—	—
FDIC special assessment	(10,521)	—	—
Branch right sizing	(5,467)	(3,475)	537
Total certain items	(23,606)	(27,689)	(15,374)
Adjusted noninterest expense (non-GAAP)	$539,455	$539,059	$468,215

Salaries and employee benefits expense	$286,117	$286,982	$246,335
Early retirement program costs	(6,198)	—	—
Other	2	—	(66)
Adjusted salaries and employee benefits expense (non-GAAP)	$279,921	$286,982	$246,269

See Table 21 below for the reconciliation of tangible book value per common share.

Table 21: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

(In thousands, except per share data)	2023	2022	2021
Total common stockholders’ equity	$3,426,488	$3,269,362	$3,248,841
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)	(1,146,007)
Other intangible assets	(112,645)	(128,951)	(106,235)
Total intangibles	(1,433,444)	(1,448,549)	(1,252,242)
Tangible common stockholders’ equity	$1,993,044	$1,820,813	$1,996,599
Shares of common stock outstanding	125,184,119	127,046,654	112,715,444

Book value per common share	$27.37	$25.73	$28.82

Tangible book value per common share (non-GAAP)	$15.92	$14.33	$17.71

See Table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2023	2022	2021
Total common stockholders’ equity	$3,426,488	$3,269,362	$3,248,841
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)	(1,146,007)
Other intangible assets	(112,645)	(128,951)	(106,235)
Total intangibles	(1,433,444)	(1,448,549)	(1,252,242)
Tangible common stockholders’ equity	$1,993,044	$1,820,813	$1,996,599

Total assets	$27,345,674	$27,461,061	$24,724,759
Intangible assets:
Goodwill	(1,320,799)	(1,319,598)	(1,146,007)
Other intangible assets	(112,645)	(128,951)	(106,235)
Total intangibles	(1,433,444)	(1,448,549)	(1,252,242)
Tangible assets	$25,912,230	$26,012,512	$23,472,517

Ratio of common equity to assets	12.53%	11.91%	13.14%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.69%	7.00%	8.51%

See Table 23 below for the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 23: Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

(In thousands)	2023	2022
Uninsured deposits at Simmons Bank	$8,328,444	$8,913,990
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,846,716	2,759,248
Less: Intercompany eliminations	728,480	529,042
Total uninsured, non-collateralized deposits	$4,753,248	$5,625,700

FHLB borrowing availability	$5,401,000	$5,442,000
Unpledged securities	3,817,000	3,180,000
Fed funds lines, Fed discount window and Bank Term Funding Program	1,998,000	1,982,000
Additional liquidity sources	$11,216,000	$10,604,000

Uninsured, non-collateralized deposit coverage ratio	2.4x	1.9x

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2023, undivided profits of Simmons Bank were approximately $622.9 million, of which approximately $54.4 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of December 31, 2023, the Bank had approximately $510.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 45.8% of the investment portfolio is classified as available-for-sale, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of December 31, 2023, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 2.72% and 5.57%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in positive variances in net interest income of 2.18% and 5.36%, respectively, relative to the base case over the next 12 months. These results reflect a liability-sensitive balance sheet and are consistent with the Company’s shift toward short-term funding combined with relatively little change in the mix of interest-earning assets. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2023.

Table 24: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(5.57)%
Up 100 basis points	(2.72)%
Down 100 basis points	2.18%
Down 200 basis points	5.36%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 is effective based on the specified criteria.

FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 27, 2024, expressed an unqualified opinion on those consolidated financial statements.

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
/s/ FORVIS, LLP
Little Rock, Arkansas
February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2024, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $16.85 billion as of December 31, 2023 and the allowance for credit losses on loans was $225.2 million. The Company’s unfunded loan commitments totaled $4.2 billion, with an allowance for credit losses of $25.6 million. The Company’s available-for-sale and held-to-maturity securities portfolios totaled $6.88 billion as of December 31, 2023, and the allowance for credit losses on securities was $3.2 million. Together these amounts represent the allowance for credit losses (“ACL”). As more fully described in Notes 1, 3 and 5 to the Company’s consolidated financial statements:
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

The amount of each allowance account represents management’s best estimate of current expected credit losses on those financial instruments considering all available information from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Loans with similar risk characteristics are aggregated into homogenous segments for assessment. Expected credit losses are estimated by either lifetime loss rates or expected cash flows based on three key parameters: probability of default (PD), exposure-at-default (EAD) or loss given default (LGD). The estimates include economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical relationship.

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

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the ACL and complexities due to the implementation of the PD, EAD or LGD models. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental.

The primary procedures we performed as of December 31, 2023 to address this critical audit matter included:

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

Goodwill

As reflected in the Company’s consolidated financial statements at December 31, 2023, the Company’s goodwill was $1.32 billion. As disclosed in Note 8 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.

Auditing management’s impairment tests of goodwill was complex and highly judgmental due to the calculation relying on several assumptions that have a level of subjectivity and judgment. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving the Company’s beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data.

We obtained an understanding, evaluated the design and operating effectiveness of controls over the Company’s goodwill assessment process. For example, we tested the controls over the Company’s review of the significant assumptions utilized in estimating the fair value of the reporting unit.

To test the fair values of the reporting unit, our audit procedures included, among others, assessing methodologies, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the significant assumptions included, among others, comparing forecasted revenue to current industry and economic trends. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed the sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit resulting from changes in the assumptions. We also involved an internal valuation professional to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates.

FORVIS, LLP
/s/ FORVIS, LLP

We have served as the Company’s auditor since 1972.

Little Rock, Arkansas
February 27, 2024

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2023 and 2022

(In thousands, except share data)	2023	2022

ASSETS
Cash and noninterest bearing balances due from banks	$345,258	$200,616
Interest bearing balances due from banks and federal funds sold	268,834	481,506
Cash and cash equivalents	614,092	682,122
Interest bearing balances due from banks – time	100	795
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 and $1,388 at December 31, 2023 and 2022, respectively	3,726,288	3,759,706
Available-for-sale, at estimated fair value (amortized cost of $3,509,709 and $4,331,413 at December 31, 2023 and 2022, respectively)	3,152,153	3,852,854
Total investments	6,878,441	7,612,560
Mortgage loans held for sale	9,373	3,486
Loans	16,845,670	16,142,124
Allowance for credit losses on loans	(225,231)	(196,955)
Net loans	16,620,439	15,945,169
Premises and equipment	570,678	548,741
Foreclosed assets and other real estate owned	4,073	2,887
Interest receivable	122,430	102,892
Bank owned life insurance	500,559	491,340
Goodwill	1,320,799	1,319,598
Other intangible assets	112,645	128,951
Other assets	592,045	622,520
Total assets	$27,345,674	$27,461,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,800,880	$6,016,651
Interest bearing transaction accounts and savings deposits	10,997,425	11,762,885
Time deposits	6,446,673	4,768,558
Total deposits	22,244,978	22,548,094
Federal funds purchased and securities sold under agreements to repurchase	67,969	160,403
Other borrowings	972,366	859,296
Subordinated notes and debentures	366,141	365,989
Accrued interest and other liabilities	267,732	257,917
Total liabilities	23,919,186	24,191,699

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at December 31, 2023 and 2022; 125,184,119 and 127,046,654 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,252	1,270
Surplus	2,499,930	2,530,066
Undivided profits	1,329,681	1,255,586
Accumulated other comprehensive loss	(404,375)	(517,560)
Total stockholders’ equity	3,426,488	3,269,362
Total liabilities and stockholders’ equity	$27,345,674	$27,461,061
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2023, 2022 and 2021

(In thousands, except per share data)	2023	2022	2021

INTEREST INCOME
Loans, including fees	$989,196	$694,192	$555,008
Interest bearing balances due from banks and federal funds sold	13,490	5,500	2,795
Investment securities	206,918	158,203	111,693
Mortgage loans held for sale	557	720	1,565
Other loans held for sale	—	3,120	—
TOTAL INTEREST INCOME	1,210,161	861,735	671,061

INTEREST EXPENSE
Deposits	472,919	99,049	41,172
Federal funds purchased and securities sold under agreements to repurchase	1,150	941	579
Other borrowings	60,517	24,934	19,495
Subordinated notes and debentures	25,449	19,495	18,283
TOTAL INTEREST EXPENSE	560,035	144,419	79,529

NET INTEREST INCOME	650,126	717,316	591,532
Provision for credit losses	42,028	14,074	(32,704)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	608,098	703,242	624,236

NONINTEREST INCOME
Service charges on deposit accounts	50,530	46,527	43,231
Debit and credit card fees	31,472	31,203	28,245
Wealth management fees	30,203	31,895	31,172
Mortgage lending income	7,733	10,522	21,798
Bank owned life insurance income	11,717	11,146	8,902
Other service charges and fees	9,122	7,616	7,696
(Loss) gain on sale of securities, net	(20,609)	(278)	15,498
Gain on insurance settlement	—	4,074	—
Other income	35,398	27,361	35,273
TOTAL NONINTEREST INCOME	155,566	170,066	191,815

NONINTEREST EXPENSE
Salaries and employee benefits	286,117	286,982	246,335
Occupancy expense, net	46,741	44,321	38,797
Furniture and equipment expense	20,741	20,665	19,890
Other real estate and foreclosure expense	892	1,003	2,121
Deposit insurance	29,986	11,608	6,973
Merger related costs	1,420	22,476	15,911
Other operating expenses	177,164	179,693	153,562
TOTAL NONINTEREST EXPENSE	563,061	566,748	483,589

INCOME BEFORE INCOME TAXES	200,603	306,560	332,462
Provision for income taxes	25,546	50,148	61,306

NET INCOME	175,057	256,412	271,156
Preferred stock dividends	—	—	47
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$175,057	$256,412	$271,109
BASIC EARNINGS PER SHARE	$1.39	$2.07	$2.47
DILUTED EARNINGS PER SHARE	$1.38	$2.06	$2.46

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021

NET INCOME	$175,057	$256,412	$271,156

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	108,612	(593,010)	(91,434)
Less: Reclassification adjustment for realized (losses) gains included in net income	(20,609)	(278)	15,498
Less: Realized gains (losses) on available-for-sale securities interest rate hedges	1,960	(98,374)	(10,588)
Net unrealized (losses) gains on securities transferred from available-for-sale to held-to-maturity during the period	—	(206,682)	1,106
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(25,971)	(14,632)	(104)
Other comprehensive income (loss), before tax effect	153,232	(686,408)	(95,134)

Less: Tax effect of other comprehensive income (loss)	40,047	(179,393)	(24,863)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	113,185	(507,015)	(70,271)

COMPREHENSIVE INCOME (LOSS)	$288,242	$(250,603)	$200,885

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$175,057	$256,412	$271,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,877	48,962	47,220
Provision for credit losses	42,028	14,074	(32,704)
Loss (gain) on sale of investments	20,609	278	(15,498)
Net amortization (accretion) of investment securities and assets	14,982	(39,031)	(52,781)
Net amortization on borrowings	152	313	1,257
Stock-based compensation expense	12,189	15,317	15,868
Gain on sale of premises and equipment, net of impairment	—	—	(591)
Gain on sale of foreclosed assets and other real estate owned	(182)	(390)	(932)
Gain on sale of mortgage loans held for sale	(7,379)	(7,945)	(36,434)
Gain on sale of branches	—	—	(5,316)
Gain on sale of loans	—	(282)	—
Deferred income taxes	(2,460)	14,933	10,937
Income from bank owned life insurance	(12,905)	(11,164)	(9,477)
Loss from early retirement of TruPS	—	365	—
Originations of mortgage loans held for sale	(262,901)	(497,815)	(1,034,716)
Proceeds from sale of mortgage loans held for sale	264,393	538,630	1,190,891
Changes in assets and liabilities:
Interest receivable	(19,538)	(22,107)	4,423
Other assets	263,969	(7,214)	(33,495)
Accrued interest and other liabilities	(3,908)	10,417	(50,620)
Income taxes payable	8,996	8,445	8,592
Net cash provided by operating activities	540,979	322,198	277,780
INVESTING ACTIVITIES
Net change in loans	(786,775)	(1,900,325)	2,333,893
Proceeds from sale of loans	69,760	73,746	28,033
Decrease in due from banks - time	695	1,087	292
Purchases of premises and equipment, net	(33,086)	(35,268)	(47,861)
Proceeds from sale of premises and equipment	—	—	5,621
Proceeds from sale of foreclosed assets and other real estate owned	2,071	4,754	21,983
Proceeds from sale of available-for-sale securities	247,948	—	342,577
Proceeds from maturities of available-for-sale securities	302,802	1,137,923	1,001,669
Purchases of available-for-sale securities	(7,518)	(261,375)	(5,266,148)
Proceeds from maturities of held-to-maturity securities	85,192	86,229	15,712
Purchases of held-to-maturity securities	(68,368)	(331,273)	(708,580)
Proceeds from bank owned life insurance death benefits	3,686	1,873	3,814
Purchases of bank owned life insurance	—	—	(160,000)
Cash received in business combinations, net	—	276,396	25,425
Disposition of assets and liabilities held for sale	—	—	(134,166)
Net cash used in investing activities	(183,593)	(946,233)	(2,537,736)
FINANCING ACTIVITIES
Net change in deposits	(302,747)	462,530	847,494
Repayments of subordinated debentures	—	(56,189)	(1,563)
Dividends paid on preferred stock	—	—	(47)
Dividends paid on common stock	(100,962)	(94,096)	(78,845)
Net change in other borrowed funds	113,070	(516,726)	(80,254)
Net change in federal funds purchased and securities sold under agreements to repurchase	(92,434)	(25,000)	(116,562)
Net shares (cancelled) issued under stock compensation plans	(2,854)	(5,033)	290
Shares issued under employee stock purchase plan	833	1,151	1,170
Repurchase of common stock	(40,322)	(111,133)	(132,459)
Retirement of preferred stock	—	—	(767)
Net cash (used in) provided by financing activities	(425,416)	(344,496)	438,457
DECREASE IN CASH AND CASH EQUIVALENTS	(68,030)	(968,531)	(1,821,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	682,122	1,650,653	3,472,152
CASH AND CASH EQUIVALENTS, END OF YEAR	$614,092	$682,122	$1,650,653

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021

(In thousands, except share data)	Preferred Stock	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2020	$767	$1,081	$2,014,076	$59,726	$901,006	$2,976,656

Comprehensive income	—	—	—	(70,271)	271,156	200,885
Stock issued for employee stock purchase plan – 60,697 shares	—	1	1,169	—	—	1,170
Stock-based compensation plans, net – 474,970 shares	—	4	16,154	—	—	16,158
Stock issued for Landmark acquisition - 4,499,872 shares	—	45	138,146	—	—	138,191
Stock issued for Triumph acquisition - 4,164,712 shares	—	42	127,857	—	—	127,899
Preferred stock retirement	(767)	—	—	—	—	(767)
Stock repurchases - 4,562,469 shares	—	(46)	(132,413)	—	—	(132,459)
Dividends on preferred stock	—	—	—	—	(47)	(47)
Dividends on common stock – $0.72 per share	—	—	—	—	(78,845)	(78,845)

Balance, December 31, 2021	—	1,127	2,164,989	(10,545)	1,093,270	3,248,841

Comprehensive income	—	—	—	(507,015)	256,412	(250,603)
Stock issued for employee stock purchase plan - 59,475 shares	—	1	1,150	—	—	1,151
Stock-based compensation plans, net - 429,423 shares	—	3	10,281	—	—	10,284
Stock issued for Spirit acquisition - 18,275,074 shares	—	183	464,735	—	—	464,918
Stock repurchases - 4,432,762 shares	—	(44)	(111,089)	—	—	(111,133)
Dividends on common stock - $0.76 per share	—	—	—	—	(94,096)	(94,096)

Balance, December 31, 2022	—	1,270	2,530,066	(517,560)	1,255,586	3,269,362

Comprehensive income	—	—	—	113,185	175,057	288,242
Stock issued for employee stock purchase plan - 42,510 shares	—	—	833	—	—	833
Stock-based compensation plans, net - 352,004 shares	—	5	9,330	—	—	9,335
Stock repurchases - 2,257,049 shares	—	(23)	(40,299)	—	—	(40,322)
Dividends on common stock – $0.80 per share	—	—	—	—	(100,962)	(100,962)

Balance, December 31, 2023	$—	$1,252	$2,499,930	$(404,375)	$1,329,681	$3,426,488
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 234 financial centers as of December 31, 2023, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is organized with community and commercial banking groups. Each of these groups provide one or more similar banking services, including such products and services as loans; time deposits, checking and savings accounts; treasury management; and credit cards. Loan products include consumer, real estate, commercial, agricultural, equipment, warehouse lending and SBA lending. The individual banking groups have similar operating and economic characteristics. While the chief operating decision maker monitors the revenue streams of the various products, services, branch locations, divisions and groups, operations are managed, financial performance is evaluated, and management makes decisions on how to allocate resources, on a Company-wide basis. Accordingly, the respective groups are considered by management to be aggregated into one reportable operating segment.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and noninterest bearing balances due from banks, interest bearing balances due from banks and federal funds sold and securities purchased under agreements to resell. At December 31, 2023, nearly all of the interest-bearing and noninterest bearing deposits were uninsured with nearly all of these balances held at the Federal Reserve Bank.

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

The IRLCs are derivative instruments; their fair values at December 31, 2023 and 2022 were not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators. Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid. Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

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

Further information regarding accounting policies related to past due loans, non-accrual loans, and modifications to borrowers experiencing financial difficulty is presented in Note 5, Loans and Allowance for Credit Losses. Additionally, for discussion of the Company’s accounting for acquired loans, see Acquisition Accounting, Loans later in this section.

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

Certain revenue streams, such as service charges on deposit accounts, gains or losses on the sale of Other Real Estate Owned (“OREO”), and trust income, fall under the scope of Topic 606 and the Company must recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. Topic 606 is applied using five steps: 1) identify the contract with the customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2023	2022	2021
Net income available to common stockholders	$175,057	$256,412	$271,109

Average common shares outstanding	126,338	123,958	109,577
Average potential dilutive common shares	438	512	621
Average diluted common shares	126,776	124,470	110,198

Basic earnings per share	$1.39	$2.07	$2.47
Diluted earnings per share	$1.38	$2.06	$2.46

There were 410,490 stock options excluded from the year ended December 31, 2023 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock. There were no stock options excluded from the earnings per share calculations for the years ended December 31, 2022 and 2021 due to the average market price of the Company’s stock exceeding the related stock option exercise price.

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

Total acquisition-related costs of $1.4 million, $22.5 million, and $15.9 million were recorded during the years ended 2023, 2022 and 2021, respectively.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of December 31, 2023, the related remaining combined net unrealized losses of $126.4 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2023
U.S. Government agencies	$453,121	$—	$453,121	$—	$(89,203)	$363,918
Mortgage-backed securities	1,161,694	—	1,161,694	354	(107,834)	1,054,214
State and political subdivisions	1,858,680	(2,006)	1,856,674	284	(369,509)	1,487,449
Other securities	256,007	(1,208)	254,799	—	(25,010)	229,789
Total HTM	$3,729,502	$(3,214)	$3,726,288	$638	$(591,556)	$3,135,370

December 31, 2022
U.S. Government agencies	$448,012	$—	$448,012	$—	$(102,558)	$345,454
Mortgage-backed securities	1,190,781	—	1,190,781	227	(118,960)	1,072,048
State and political subdivisions	1,861,102	(110)	1,860,992	56	(446,198)	1,414,850
Other securities	261,199	(1,278)	259,921	—	(29,040)	230,881
Total HTM	$3,761,094	$(1,388)	$3,759,706	$283	$(696,756)	$3,063,233

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2023, HTM MBS consisted of $141.6 million and $1.02 billion of commercial MBS and residential MBS, respectively. As of December 31, 2022, HTM MBS consisted of $149.2 million and $1.04 billion of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2023
U.S. Treasury	$2,285	$—	$—	$(31)	$2,254
U.S. Government agencies	74,460	—	35	(1,993)	72,502
Mortgage-backed securities	2,138,652	—	8	(198,353)	1,940,307
State and political subdivisions	1,035,147	—	187	(132,541)	902,793
Other securities	259,165	—	—	(24,868)	234,297
Total AFS	$3,509,709	$—	$230	$(357,786)	$3,152,153

December 31, 2022
U.S. Treasury	$2,257	$—	$—	$(60)	$2,197
U.S. Government agencies	191,498	—	103	(7,322)	184,279
Mortgage-backed securities	2,809,319	—	20	(266,437)	2,542,902
State and political subdivisions	1,056,124	—	250	(185,300)	871,074
Other securities	272,215	—	—	(19,813)	252,402
Total AFS	$4,331,413	$—	$373	$(478,932)	$3,852,854

All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2023, AFS MBS consisted of $710.1 million and $1.23 billion of commercial MBS and residential MBS, respectively. As of December 31, 2022, AFS MBS consisted of $1.07 billion and $1.47 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at December 31, 2023 was $20.6 million and $24.7 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$—	$—	$2,254	$(31)	$2,254	$(31)
U.S. Government agencies	8,614	(39)	59,732	(1,954)	68,346	(1,993)
Mortgage-backed securities	9,182	(135)	1,930,105	(198,218)	1,939,287	(198,353)
State and political subdivisions	3,050	(163)	869,379	(132,378)	872,429	(132,541)
Other securities	11,016	(2,654)	223,025	(22,214)	234,041	(24,868)
Total AFS	$31,862	$(2,991)	$3,084,495	$(354,795)	$3,116,357	$(357,786)

As of December 31, 2023, the Company’s investment portfolio included $3.15 billion of AFS securities, of which $3.12 billion, or 98.9%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the years ended December 31, 2023 and 2022 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
December 31, 2023
Held-to-maturity
Beginning balance, January 1, 2023	$110	$1,278	$1,388
Provision for credit loss expense	824	1,002	1,826
Net increase (decrease) in allowance on previously impaired securities	1,072	(1,072)	—
Ending balance, December 31, 2023	$2,006	$1,208	$3,214

Available-for-sale
Beginning balance, January 1, 2023	$—	$—	$—
Provision for credit loss expense	—	12,800	12,800
Reduction due to sales	—	(2,078)	(2,078)
Securities charged-off	—	(7,000)	(7,000)
Net decrease in allowance on previously impaired securities	—	(3,722)	(3,722)
Ending balance, December 31, 2023	$—	$—	$—

December 31, 2022
Held-to-maturity
Beginning balance, January 1, 2022	$1,197	$82	$1,279
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	(1,180)	1,180	—
Recoveries	93	16	109
Ending balance, December 31, 2022	$110	$1,278	$1,388

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, the provision for credit losses related to AFS securities recorded during the twelve months ended December 31, 2023 was $9.1 million. During the year ended December 31, 2023, the Company charged-off $7.0 million directly related to one corporate bond which was deemed uncollectible during the period. There was no provision for credit losses related to AFS securities recorded during the year ended December 31, 2022.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2023:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$179,585	$299,910	$—	$479,495	$—
Aa/AA	635,749	524,037	—	1,159,786	—
A	46,932	161,189	—	208,121	102,393
Baa/BBB	—	4,376	—	4,376	153,614
Not Rated	6,902	—	—	6,902	—
Total	$869,168	$989,512	$—	$1,858,680	$256,007

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
Income earned on securities for the years ended December 31, 2023, 2022 and 2021, is as follows:

(In thousands)	2023	2022	2021
Taxable:
Held-to-maturity	$44,093	$33,778	$4,208
Available-for-sale	99,085	60,659	54,768

Non-taxable:
Held-to-maturity	40,612	36,516	16,047
Available-for-sale	23,128	27,250	36,670
Total	$206,918	$158,203	$111,693

The amortized cost and estimated fair value by maturity of securities are shown in the following table as of December 31, 2023. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,473	$1,412	$10,418	$10,115
After one through five years	9,159	8,877	115,387	114,069
After five through ten years	387,939	345,785	216,076	190,533
After ten years	2,169,237	1,725,082	1,028,920	896,873
Securities not due on a single maturity date	1,161,694	1,054,214	2,138,652	1,940,307
Other securities (no maturity)	—	—	256	256
Total	$3,729,502	$3,135,370	$3,509,709	$3,152,153

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $3.32 billion at December 31, 2023 and $3.96 billion at December 31, 2022.

The Company sold approximately $247.9 million of investment securities during 2023 and approximately $342.6 million of investment securities during 2021. No securities were sold during 2022. Securities sold in 2023 were in large part related to a strategic decision by the Company to sell low yield securities and use the proceeds to pay off higher rate wholesale fundings, including both brokered deposits and Federal Home Loan Bank (“FHLB”) advances, while the securities sold during 2021 were part of a strategic plan to realize gains on securities with projected calls within the short-term period. The net losses on the sale and call of securities in 2023 and 2022 as compared to 2021 reflect the rising interest rate environment experienced over the comparative period. There were no gross realized gains and approximately $20.6 million of gross realized losses from the sale of securities during the year ended December 31, 2023. There were approximately $46,000 of gross realized gains and $324,000 of gross realized losses from the call of securities during the year ended December 31, 2022. There were approximately $15.9 million of gross realized gains and $422,000 of gross realized losses from the sale of securities during the year ended December 31, 2021. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2023, 2022 and 2021.

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

As of December 31, 2023, there were no outstanding other assets and other liabilities held for sale.

NOTE 5: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At December 31, 2023, the Company’s loan portfolio was $16.85 billion, compared to $16.14 billion at December 31, 2022. The various categories of loans are summarized as follows:

(In thousands)	2023	2022
Consumer:
Credit cards	$191,204	$196,928
Other consumer	127,462	152,882
Total consumer	318,666	349,810
Real estate:
Construction and development	3,144,220	2,566,649
Single family residential	2,641,556	2,546,115
Other commercial	7,552,410	7,468,498
Total real estate	13,338,186	12,581,262
Commercial:
Commercial	2,490,176	2,632,290
Agricultural	232,710	205,623
Total commercial	2,722,886	2,837,913
Other	465,932	373,139
Total loans	$16,845,670	$16,142,124

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as deferred origination costs and fees totaling $6.7 million and $26.4 million at December 31, 2023 and 2022, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $77.1 million and $65.4 million at December 31, 2023 and 2022, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans - The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of December 31, 2023 and 2022, the total outstanding balance of PPP loans was $4.8 million and $8.9 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

(In thousands)	2023	2022
Consumer:
Credit cards	$487	$349
Other consumer	589	433
Total consumer	1,076	782
Real estate:
Construction and development	2,457	2,799
Single family residential	27,209	22,319
Other commercial	11,960	14,998
Total real estate	41,626	40,116
Commercial:
Commercial	39,886	17,356
Agricultural	734	177
Total commercial	40,620	17,533
Other	3	3
Total	$83,325	$58,434

As of December 31, 2023 and 2022, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $3.2 million and $16.9 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2023
Consumer:
Credit cards	$1,734	$892	$2,626	$188,578	$191,204	$791
Other consumer	1,471	216	1,687	125,775	127,462	—
Total consumer	3,205	1,108	4,313	314,353	318,666	791
Real estate:
Construction and development	3,171	2,190	5,361	3,138,859	3,144,220	—
Single family residential	30,697	12,522	43,219	2,598,337	2,641,556	7
Other commercial	4,702	3,612	8,314	7,544,096	7,552,410	—
Total real estate	38,570	18,324	56,894	13,281,292	13,338,186	7
Commercial:
Commercial	13,799	22,750	36,549	2,453,627	2,490,176	349
Agricultural	92	516	608	232,102	232,710	—
Total commercial	13,891	23,266	37,157	2,685,729	2,722,886	349
Other	—	3	3	465,929	465,932	—
Total	$55,666	$42,701	$98,367	$16,747,303	$16,845,670	$1,147

December 31, 2022
Consumer:
Credit cards	$1,297	$409	$1,706	$195,222	$196,928	$225
Other consumer	852	214	1,066	151,816	152,882	—
Total consumer	2,149	623	2,772	347,038	349,810	225
Real estate:
Construction and development	4,677	443	5,120	2,561,529	2,566,649	—
Single family residential	23,625	11,075	34,700	2,511,415	2,546,115	106
Other commercial	2,759	7,100	9,859	7,458,639	7,468,498	—
Total real estate	31,061	18,618	49,679	12,531,583	12,581,262	106
Commercial:
Commercial	5,034	7,575	12,609	2,619,681	2,632,290	176
Agricultural	111	67	178	205,445	205,623	—
Total commercial	5,145	7,642	12,787	2,825,126	2,837,913	176
Other	61	3	64	373,075	373,139	—
Total	$38,416	$26,886	$65,302	$16,076,822	$16,142,124	$507

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the year ended December 31, 2023.

		Percent of		Percent of
		Total Class		Total Class
(Dollars in thousands)	Rate Reduction	of Loans	Term Extension	of Loans
Real estate:
Single family residential	$79	—%	$—	—%
Other commercial	—	—%	30,493	0.40%
Total real estate	79		30,493
Commercial:
Commercial	—	—%	746	0.03%
Total commercial	—		746
Total	$79		$31,239

The financial effects of the modified loans made to borrowers experiencing financial difficulty in the single family residential real estate and commercial portfolio were not significant during the year ended December 31, 2023 and did not significantly impact the Company’s determination of the allowance for credit losses on loans during the year.

During the year ended December 31, 2023, the Company modified one loan for a borrower experiencing financial difficulty related to the CRE portfolio, whereby the modification allowed for two months of interest only payments with the remaining balance due at maturity. Upon modification, a charge-off of $9.6 million was recorded in relation to this modified loan during 2023. As a result of this CRE loan modified during the year ended December 31, 2023 being collateral-dependent, the impact to the Company’s allowance for credit losses on loans was the difference between the fair value of the underlying collateral, adjusted for selling costs, and the remaining outstanding principal balance of the loan.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. Loans modified during the year ended December 31, 2023 were all current at December 31, 2023, with no loans in past due status. Additionally, there were no modified loans for which a payment default occurred during the year ended December 31, 2023 and were modified within twelve months prior to default. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At December 31, 2023 and 2022, the Company had $2.5 million and $3.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2023 and 2022, the Company had $506,000 and $853,000, respectively, of OREO secured by residential real estate properties.

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

The following table presents a summary of TDRs segregated by class of loans as of December 31, 2022.

	Accruing TDR Loans		Nonaccrual TDR Loans		Total TDR Loans
(Dollars in thousands)	Number	Balance	Number	Balance	Number	Balance
December 31, 2022
Real estate:
Single-family residential	24	$1,849	12	$1,589	36	$3,438
Total real estate	24	1,849	12	1,589	36	3,438
Commercial:
Commercial	—	—	1	33	1	33
Total commercial	—	—	1	33	1	33
Total	24	$1,849	13	$1,622	37	$3,471

The following table presents loans that were restructured as TDRs during the year ended December 31, 2022.

				Modification Type
(Dollars in thousands)	Number of Loans	Balance Prior to TDR	Balance at December 31,	Change in Maturity Date	Change in Rate	Financial Impact on Date of Restructure
Year Ended December 31, 2022
Real estate:
Single-family residential	4	$760	$730	$—	$730	$—
Total real estate	4	$760	$730	$—	$730	$—

During the year ended December 31, 2022, the Company modified four loans with a recorded investment of $760,000 prior to modification which were deemed TDRs. The restructured loans were modified by reducing the interest rate on the loan. No specific reserve was recorded with respect to these TDRs. Also, there was no immediate financial impact from the restructuring of these loans, as it was not considered necessary to charge-off interest or principal on the date of restructure.

Additionally, there was one loan with an outstanding balance of $7,800 considered a TDR for which a payment default occurred during the year ended December 31, 2022. The Company defines a payment default as a payment received more than 90 days after its due date.

There were no TDRs with pre-modification loan balances for which OREO was received in full or partial satisfaction of the loans during the year ended December 31, 2022.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of December 31, 2023, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$188,578	$—	$188,578
30-89 days past due	—	—	—	—	—	—	1,734	—	1,734
90+ days past due	—	—	—	—	—	—	892	—	892
Total consumer - credit cards	—	—	—	—	—	—	191,204	—	191,204
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	5,303	—	5,303
Consumer - other
Delinquency:
Current	55,091	35,904	12,115	3,838	1,471	1,106	16,250	—	125,775
30-89 days past due	400	719	127	53	2	16	154	—	1,471
90+ days past due	35	127	46	—	—	—	8	—	216
Total consumer - other	55,526	36,750	12,288	3,891	1,473	1,122	16,412	—	127,462
Current-period consumer - other gross charge-offs	220	826	493	79	29	128	449	—	2,224
Real estate - C&D
Risk rating:
Pass	138,749	143,711	52,081	45,027	10,278	13,632	2,710,853	504	3,114,835
Special mention	—	1,143	7,284	—	—	396	16,682	—	25,505
Substandard	—	101	48	—	—	247	3,484	—	3,880
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	138,749	144,955	59,413	45,027	10,278	14,275	2,731,019	504	3,144,220
Current-period real estate - C&D gross charge-offs	—	1,148	—	—	—	8	349	—	1,505
Real estate - SF residential
Delinquency:
Current	371,326	620,933	352,589	238,128	121,416	504,675	388,705	565	2,598,337
30-89 days past due	5,222	5,061	3,667	2,283	1,741	9,759	2,964	—	30,697
90+ days past due	1,313	2,443	1,810	1,661	120	3,465	1,710	—	12,522
Total real estate - SF residential	377,861	628,437	358,066	242,072	123,277	517,899	393,379	565	2,641,556
Current-period real estate - SF residential gross charge-offs	—	111	12	73	—	677	232	—	1,105
Real estate - other commercial
Risk rating:
Pass	729,602	1,651,010	1,237,810	621,595	171,230	417,122	2,333,637	—	7,162,006
Special mention	37,302	8,458	10,149	7,844	1,364	11,604	84,978	—	161,699
Substandard	40,664	10,290	4,495	16,646	6,293	9,861	140,454	—	228,703
Doubtful and loss	—	—	—	2	—	—	—	—	2
Total real estate - other commercial	807,568	1,669,758	1,252,454	646,087	178,887	438,587	2,559,069	—	7,552,410
Current-period real estate - other commercial gross charge-offs	—	—	—	7	2	35	9,731	—	9,775

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	440,872	354,016	200,941	67,320	27,374	42,953	1,271,826	—	2,405,302
Special mention	157	14,117	316	367	98	889	8,228	—	24,172
Substandard	1,998	11,874	6,272	2,934	1,722	3,392	32,510	—	60,702
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	443,027	380,007	207,529	70,621	29,194	47,234	1,312,564	—	2,490,176
Current-period commercial - gross charge-offs	463	2,081	778	197	244	815	1,351	—	5,929
Commercial - agriculture
Risk rating:
Pass	39,680	30,075	13,940	6,280	2,071	303	134,180	—	226,529
Special mention	363	733	1,068	—	—	—	3,257	—	5,421
Substandard	518	37	71	104	26	—	4	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	40,561	30,845	15,079	6,384	2,097	303	137,441	—	232,710
Current-period commercial - agriculture gross charge-offs	—	7	—	—	—	26	—	—	33
Other
Delinquency:
Current	45,234	144,732	28,413	2,543	3,255	36,719	205,033	—	465,929
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	45,234	144,732	28,413	2,543	3,255	36,722	205,033	—	465,932
Current-period other - gross charge-offs	—	—	—	—	—	—	298	—	298
Total	$1,908,526	$3,035,484	$1,933,242	$1,016,625	$348,461	$1,056,142	$7,546,121	$1,069	$16,845,670

The following table presents a summary of loans by credit quality indicator, as of December 31, 2022 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	2017 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$195,222	$—	$195,222
30-89 days past due	—	—	—	—	—	—	1,297	—	1,297
90+ days past due	—	—	—	—	—	—	409	—	409
Total consumer - credit cards	—	—	—	—	—	—	196,928	—	196,928
Consumer - other
Delinquency:
Current	86,303	26,339	10,071	3,804	2,671	2,275	20,350	3	$151,816
30-89 days past due	298	241	135	13	34	119	12	—	852
90+ days past due	121	47	2	1	2	41	—	—	214
Total consumer - other	86,722	26,627	10,208	3,818	2,707	2,435	20,362	3	152,882
Real estate - C&D
Risk rating:
Pass	237,304	68,916	50,912	16,920	13,625	9,611	2,163,776	334	$2,561,398
Special mention	—	—	—	—	—	41	1,342	—	1,383
Substandard	1,091	116	36	13	31	103	2,478	—	3,868
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	238,395	69,032	50,948	16,933	13,656	9,755	2,167,596	334	2,566,649
Real estate - SF residential
Delinquency:
Current	700,976	411,885	295,365	141,608	192,176	440,931	324,282	4,192	$2,511,415
30-89 days past due	3,105	3,415	1,290	2,018	3,129	8,626	2,042	—	23,625
90+ days past due	586	871	885	968	1,017	6,312	436	—	11,075
Total real estate - SF residential	704,667	416,171	297,540	144,594	196,322	455,869	326,760	4,192	2,546,115
Real estate - other commercial
Risk rating:
Pass	1,917,352	1,482,049	768,630	254,986	179,729	428,027	2,093,379	19,469	7,143,621
Special mention	19,538	32,831	38,821	206	2,261	20,741	104,431	—	218,829
Substandard	24,639	3,399	27,399	2,544	2,026	15,217	30,824	—	106,048
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,961,529	1,518,279	834,850	257,736	184,016	463,985	2,228,634	19,469	7,468,498
Commercial
Risk rating:
Pass	595,256	300,650	168,539	41,924	31,329	35,447	1,401,402	24,940	2,599,487
Special mention	199	1,700	11	32	—	927	2,708	80	5,657
Substandard	5,257	2,435	3,328	802	891	1,290	11,337	1,805	27,145
Doubtful and loss	—	—	—	—	—	—	—	1	1
Total commercial	600,712	304,785	171,878	42,758	32,220	37,664	1,415,447	26,826	2,632,290
Commercial - agriculture
Risk rating:
Pass	44,377	22,901	12,044	4,483	1,029	369	119,342	310	204,855
Special mention	8	—	—	—	—	—	—	—	8
Substandard	55	8	78	49	10	—	560	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	44,440	22,909	12,122	4,532	1,039	369	119,902	310	205,623
Other
Delinquency:
Current	152,086	29,362	8,181	4,742	20,018	25,349	132,384	953	373,075
30-89 days past due	—	—	—	—	—	61	—	—	61
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	152,086	29,362	8,181	4,742	20,018	25,413	132,384	953	373,139
Total	$3,788,551	$2,387,165	$1,385,727	$475,113	$449,978	$995,490	$6,608,013	$52,087	$16,142,124

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of December 31, 2023, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in December 2023 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $144.6 million and $70.9 million as of December 31, 2023 and 2022, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
December 31, 2023
Construction and development	$43,826	$—	$43,826
Single family residential	3,870	—	3,870
Other commercial real estate	76,229	—	76,229
Commercial	—	20,679	20,679
Total	$123,925	$20,679	$144,604

December 31, 2022
Construction and development	$2,156	$—	$2,156
Single family residential	—	—	—
Other commercial real estate	65,450	—	65,450
Commercial	—	3,320	3,320
Total	$67,606	$3,320	$70,926

The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	5,934	36,381	5,023	86	47,424
Charge-offs	(5,962)	(12,385)	(5,303)	(2,522)	(26,172)
Recoveries	2,092	2,386	1,008	1,538	7,024
Net charge-offs	(3,870)	(9,999)	(4,295)	(984)	(19,148)
Ending balance, December 31, 2023	$36,470	$177,177	$5,868	$5,716	$225,231

December 31, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Acquisition adjustment for PCD loans	6,433	3,187	—	2	9,622
Provision for credit loss expense	22,412	(34,456)	3,991	2,674	(5,379)
Charge-offs	(14,270)	(4,122)	(3,862)	(1,876)	(24,130)
Recoveries	2,373	6,916	1,024	1,197	11,510
Net charge-offs	(11,897)	2,794	(2,838)	(679)	(12,620)
Ending balance, December 31, 2022	$34,406	$150,795	$5,140	$6,614	$196,955

December 31, 2021
Beginning balance, January 1, 2021	$42,093	$182,868	$7,472	$5,617	$238,050
Acquisition adjustment for PCD loans	3,349	10,101	—	1	13,451
Provision for credit loss expense	(22,031)	(7,918)	(908)	(352)	(31,209)
Charge-offs	(10,613)	(10,691)	(3,625)	(2,053)	(26,982)
Recoveries	4,660	4,910	1,048	1,404	12,022
Net charge-offs	(5,953)	(5,781)	(2,577)	(649)	(14,960)
Ending balance, December 31, 2021	$17,458	$179,270	$3,987	$4,617	$205,332

As of December 31, 2023, the Company’s allowance for credit losses was considered sufficient based upon expected loan level cash flows that were supported by economic forecasts. The provision expense for the period ended December 31, 2023 was primarily due to the loan growth experienced during the period, as well as the impact of updated economic assumptions.
For the year ended December 31, 2022, provision expense related to loans was recaptured during the year for a variety of factors including a release of $16.0 million driven by improvements in certain industry specific qualitative factors for the restaurant, hospitality, student housing and office space industries due to lower pandemic related stresses. The remaining recapture during 2022 was driven by the planned exit of several large oil and gas relationships during the year, along with the Company’s improved asset credit quality metrics, which combined with improved Moody’s economic modeling scenarios, more than offset the $30.3 million Day 2 provision expense required for loans acquired by the Company in the Spirit acquisition.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million and $41.9 million, as of December 31, 2023 and 2022 respectively. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. During 2023, $16.3 million was released from the reserve for unfunded commitments primarily due to a decline in unfunded commitments resulting from customers utilizing lines of credit during the year. During 2022, an adjustment to the reserve for unfunded commitments resulted in an expense of $16.0 million due to the overall increase in unfunded commitments, primarily made up of commercial construction loans, which receive a higher reserve allocation than other loans. Additionally, an adjustment to the reserve for unfunded commitments resulted in an expense of $3.5 million which was due to the Day 2 provision expense required for unfunded commitments related to the Spirit acquisition. These adjustments were included in the provision for credit losses in the statement of income. No adjustment was made to the reserve for unfunded commitments during 2021 as it was considered sufficient to cover any loss expectations.

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

The components of provision for credit losses for the years ended December 31 were as follows:

(In thousands)	2023	2022	2021
Provision for credit losses related to:
Loans	$47,424	$(5,379)	$(31,209)
Unfunded commitments	(16,300)	19,453	—
Securities - HTM	1,826	—	(1,183)
Securities - AFS	9,078	—	(312)
Total	$42,028	$14,074	$(32,704)

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of December 31, 2023 and 2022 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

(Dollars in thousands)	2023	2022
Right-of-use lease assets	$67,267	$46,845
Lease liabilities	68,788	47,850

Weighted average remaining lease term	8.81 years	6.69 years
Weighted average discount rate	3.52%	2.41%

Operating lease cost for the years ended December 31, 2023, 2022 and 2021 was $15.7 million, $14.2 million, and $11.5 million, respectively.

The Company’s remaining undiscounted minimum lease payments on operating leases as of December 31, 2023 are as follows:

Year	(In thousands)
2024	$13,064
2025	11,212
2026	10,147
2027	7,732
2028	6,792
Thereafter	33,044
Total undiscounted minimum lease payments	81,991
Less: Net present value adjustment	13,203
Lease liability included in other liabilities	$68,788

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at December 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022
Right-of-use lease assets	$67,267	$46,845
Premises and equipment:
Land	122,093	122,841
Buildings and improvements	388,675	370,530
Furniture, fixtures and equipment	112,133	122,029
Software	61,242	70,984
Construction in progress	14,142	15,488
Accumulated depreciation and amortization	(194,874)	(199,976)
Total premises and equipment, net	$570,678	$548,741

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at December 31, 2023 and 2022. Goodwill increased $1.2 million during the year ended December 31, 2023 primarily due to the continued assessment of the fair value and assumed tax position of the Spirit acquisition.

Goodwill impairment was neither indicated nor recorded in 2023, 2022 or 2021. During March of 2023, the Company’s share price began to decline as markets in the United States (“US”) responded to the sudden collapse of two US banks. As a result of the decrease in the Company’s market capitalization, the Company performed an interim goodwill impairment qualitative assessment during the first quarter of 2023 and concluded that it was more likely-than-not that the fair value of goodwill continued to exceed its carrying value and therefore, goodwill was not impaired. During the second quarter of 2023, the Company performed an annual goodwill impairment analysis and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill was not impaired. Additionally, the Company performed interim goodwill impairment assessments during the third and fourth quarters of 2023 and concluded no impairment existed during the periods.

During 2022, the Company performed an annual goodwill impairment analysis and concluded no impairment existed. Additionally during 2022, the Company’s share price declined as markets in the United States responded to record inflation and other economic pressures. As a result of the effect on share price, the Company performed interim goodwill impairment assessments during the second, third and fourth quarters of 2022 and concluded no impairment existed during the periods.

While the goodwill impairment analysis indicated no impairment at December 31, 2023, the Company’s assessment depends on several assumptions which are dependent on market and economic conditions, and future changes in those conditions could impact the Company’s assessment in the future.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at December 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022
Core deposit premiums:
Balance, beginning of year	$116,016	$93,862
Acquisitions(1)	—	36,500
Amortization	(14,672)	(14,346)
Balance, end of year	101,344	116,016
Books of business and other intangibles:
Balance, beginning of year	12,935	12,373
Acquisitions(2)	—	2,131
Amortization	(1,634)	(1,569)
Balance, end of year	11,301	12,935
Total other intangible assets, net	$112,645	$128,951
_________________________
(1)    A core deposit premium of $36.5 million was recorded during 2022 as part of the Spirit acquisition. See Note 2, Acquisitions, for additional information on acquisitions.
(2)    The Company recorded $2.1 million during 2022 related to servicing assets acquired as part of the Spirit acquisition. See Note 2, Acquisitions, for additional information on acquisitions.

The carrying basis and accumulated amortization of the Company’s other intangible assets at December 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022
Core deposit premiums:
Gross carrying amount	$187,467	$189,996
Accumulated amortization	(86,123)	(73,980)
Core deposit premiums, net	101,344	116,016
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(10,767)	(9,133)
Books of business and other intangibles, net	11,301	12,935
Total other intangible assets, net	$112,645	$128,951

Core deposit premium amortization expense recorded for the years ended December 31, 2023, 2022 and 2021 was $14.7 million, $14.3 million and $12.1 million, respectively. Amortization expense recorded for books of business and other intangibles was $1.6 million, $1.6 million, and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s estimated remaining amortization expense on other intangible assets as of December 31, 2023 is as follows:

Year	(In thousands)
2024	$15,403
2025	12,819
2026	12,346
2027	12,218
2028	11,312
Thereafter	48,547
Total	$112,645

NOTE 9: TIME DEPOSITS

Time deposits included approximately $1.73 billion and $1.08 billion of certificates of deposit over $250,000 at December 31, 2023 and 2022, respectively.

Brokered time deposits were $2.90 billion and $2.75 billion at December 31, 2023 and 2022, respectively. Maturities of all time deposits at December 31, 2023 are as follows:

Year	(In thousands)
2024	$6,089,586
2025	287,651
2026	56,173
2027	6,705
2028	5,125
Thereafter	1,433
Total	$6,446,673

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 10: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2023	2022	2021
Income taxes currently payable	$28,006	$35,215	$50,369
Deferred income taxes	(2,460)	14,933	10,937
Provision for income taxes	$25,546	$50,148	$61,306

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Deferred tax assets:
Loans acquired	$3,644	$5,846
Allowance for credit losses	53,445	47,145
Valuation of foreclosed assets	480	523
Tax NOLs from acquisition	9,643	10,962
Deferred compensation payable	3,355	3,867
Accrued equity and other compensation	8,048	8,153
Acquired securities	7,569	7,651
Right-of-use lease liability	16,501	11,641
Unrealized loss on AFS securities	143,624	177,839
Allowance for unfunded commitments	6,148	10,200
Other	7,627	4,173
Gross deferred tax assets	260,084	288,000
Deferred tax liabilities:
Goodwill and other intangible amortization	(41,174)	(44,539)
Accumulated depreciation	(24,632)	(24,288)
Right-of-use lease asset	(16,136)	(11,396)
Unrealized gain on swaps	(25,371)	(25,836)
Other	(10,995)	(8,875)
Gross deferred tax liabilities	(118,308)	(114,934)
Net deferred tax asset	$141,776	$173,066

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31:

(In thousands)	2023	2022	2021
Computed at the statutory rate	$42,127	$64,378	$69,807
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(983)	3,249	4,452
Discrete items related to share-based compensation	596	(74)	(17)
Tax exempt interest income	(15,357)	(14,484)	(11,510)
Tax exempt earnings on bank owned life insurance	(2,607)	(1,918)	(1,212)
Federal tax credits	(218)	(1,708)	(2,260)
Other differences, net	1,988	705	2,046
Actual tax provision	$25,546	$50,148	$61,306

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in four tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $39.4 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2020 tax year and forward. The Company’s various state income tax returns are generally open from the 2020 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $67.6 million and $152.4 million at December 31, 2023 and 2022, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2023 and 2022 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2023
Repurchase agreements:
U.S. Government agencies	$67,569	$—	$—	$—	$67,569

December 31, 2022
Repurchase agreements:
U.S. Government agencies	$152,403	$—	$—	$—	$152,403

NOTE 12: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2023 and 2022 consisted of the following components:

(In thousands)	2023	2022
Other Borrowings
FHLB advances, net of discount, due 2024 to 2033, 4.56% to 5.68%, secured by real estate loans	$953,222	$838,487
Other long-term debt	19,144	20,809
Total other borrowings	972,366	859,296

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)(1)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,171	37,285
Unamortized debt issuance costs	(1,030)	(1,296)
Total subordinated notes and debentures	366,141	365,989
Total other borrowings and subordinated debt	$1,338,507	$1,225,285
_________________________
 (1)    The Company transitioned from the three month London Interbank Offered Rate (“LIBOR”) to the three month Secured Overnight Financing Rate (“SOFR”), plus a comparable spread adjustment of 26.16 basis points, beginning with interest accrued on the notes from and after October 1, 2023.

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The Notes will mature on April 1, 2028 and initially bore interest at a fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate resets quarterly to an annual interest rate equal to the “then-current three month LIBOR rate” plus 215 basis points, payable quarterly in arrears, and the Company transitioned from the “then-current three month LIBOR rate” to the “three month SOFR, plus a comparable spread adjustment of 26.16 basis points,” beginning with interest accrued on the Notes from and after October 1, 2023. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness. The Notes qualify for Tier 2 capital treatment.

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

The Company had total FHLB advances of $953.2 million and $838.5 million at December 31, 2023 and 2022, respectively, which are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances by the Company. At December 31, 2023, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.94 billion and the Company had approximately $5.40 billion of additional advances available from the FHLB.

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

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at December 31, 2023, are as follows:

Year	(In thousands)
2024	$1,822
2025	1,822
2026	1,824
2027	1,920
2028	332,210
Thereafter	48,909
Total	$388,507

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

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

During January 2022, the Company substantially exhausted the repurchase capacity under the 2019 Program. As a result, the Company’s Board of Directors authorized a new stock repurchase program in January 2022 (“2022 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding.

During 2023, the Company repurchased 2,257,049 shares at an average price of $17.72 per share under the 2022 Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. During 2022, the Company repurchased 513,725 shares at an average price of $31.25 per share under the 2019 Program and 3,919,037 shares at an average price of $24.26 per share under the 2022 Program, respectively. The 2022 Program repurchases were all completed during the second and third quarters of 2022.

Under the 2024 Program, which replaced the 2022 Program, the Company may repurchase shares of its common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2024 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The 2024 Program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. The Company anticipates funding for this 2024 Program to come from available sources of liquidity, including cash on hand and future cash flow.

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2023 and 2022, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $3.2 million at December 31, 2023 and $3.7 million at December 31, 2022.

(In thousands)	2023	2022
Balance, beginning of year	$3,672	$6,216
New extensions of credit	100	180
Repayments	(565)	(2,724)
Balance, end of year	$3,207	$3,672

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

NOTE 15: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company offers a qualified 401(k) Plan in which the Company makes matching contributions to encourage employees to save money for their retirement. The 401(k) Plan covers substantially all employees. Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 100% of the first 3% of compensation and 50% of the next 2% of compensation for a total match of 4% of eligible pay for each participant who defers 5% or more of his or her eligible pay. Additionally, the Company may make profit-sharing contributions to the 401(k) Plan which are allocated among participants based upon 401(k) Plan compensation without regard to participant contributions. Contribution expense to the plan totaled $11.9 million, $13.0 million and $13.9 million in 2023, 2022 and 2021, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant. There was a $316,000 benefit to income related to the plans for 2023. This benefit was primarily due to a reduction in the present value of the liability resulting from a significant increase in the discount factor used, as compared to previous years. The Company also reversed the accrued unvested liability during 2023 related to a former participant. The charges to income for the plans were $2.2 million for 2022 and $2.7 million for 2021. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2023, 2022 and 2021, and changes during the years then ended:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding (1)
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2020	658	$22.48	5	$22.35	1,032	$24.53
Granted	—	—	—	—	674	28.94
Stock options exercised	(185)	22.42	—	—	—	—
Stock awards/units vested (earned)	—	—	(3)	22.48	(434)	25.61
Forfeited/expired	—	—	—	—	(87)	25.86

Balance, December 31, 2021	473	22.50	2	22.20	1,185	26.51
Granted	—	—	—	—	719	26.42
Stock options exercised	(3)	13.30	—	—	—	—
Stock awards/units vested (earned)	—	—	(2)	22.20	(609)	26.30
Forfeited/expired	—	—	—	—	(98)	25.68

Balance, December 31, 2022	470	22.56	—	—	1,197	26.63
Granted	—	—	—	—	798	21.15
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(490)	24.73
Forfeited/expired	(22)	22.87	—	—	(232)	24.81

Balance, December 31, 2023	447	$22.56	—	$—	1,273	$24.23

Exercisable, December 31, 2023	447	$22.56
 _________________________
(1)    All stock units (including performance stock units).

The following table summarizes information about stock options under the plans outstanding at December 31, 2023:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$20.29	—	$20.29	47	0.90	$20.29	47	$20.29
22.20	—	22.20	51	1.24	22.20	51	22.20
22.75	—	22.75	274	1.46	22.75	274	22.75
23.51	—	23.51	68	1.89	23.51	68	23.51
24.07	—	24.07	7	1.71	24.07	7	24.07

$20.29	—	$24.07	447	1.45	$22.56	447	$22.56

The table below summarizes the Company’s performance stock unit activity for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Performance Stock Units
Non-vested, December 31, 2020	222
Granted	171
Vested (earned)	(57)
Forfeited	(5)

Non-vested, December 31, 2021	331
Granted	184
Vested (earned)	(149)
Forfeited	(14)

Non-vested, December 31, 2022	352
Granted	302
Vested (earned)	(72)
Forfeited	(90)

Non-vested, December 31, 2023	492

Stock-based compensation expense was $12.2 million in 2023, $15.3 million in 2022 and $15.9 million in 2021. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2023. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $14.5 million at December 31, 2023. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.4 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at December 31, 2023. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.84 at December 31, 2023, and the exercise price multiplied by the number of options outstanding. There were 900 stock options exercised in 2023 with an intrinsic value of $8,000. There were 2,750 stock options exercised in 2022 with no intrinsic value. There were 184,888 stock options exercised in 2021 with an intrinsic value of $1.3 million.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2023, 2022 and 2021.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2023	2022	2021
Interest paid	$540,816	$134,980	$82,914
Income taxes paid	20,948	25,084	55,202
Transfers of loans to foreclosed assets held for sale	3,075	1,219	4,322
Transfer of premises held for sale to other real estate owned	—	—	4,368
Transfer of premises held for sale to premises	—	—	5,610
Transfers of assets held for sale to other assets	—	100	—
Transfers of available-for-sale to held-to-maturity securities	—	1,992,542	500,809

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the years ended December 31, 2023 and 2022 was $35.4 million and $27.4 million, respectively. Other income for the year ended December 31, 2023 included a $4.0 million legal reserve recapture associated with previously disclosed legal matters. Other income for the year ended December 31, 2021 was $35.3 million and included the gain on sale related to the Illinois Branch Sale of $5.3 million.

Other operating expenses consisted of the following during the years ended December 31:

(In thousands)	2023	2022	2021
Professional services	$19,612	$19,138	$18,921
Postage	9,458	8,955	8,276
Telephone	6,965	6,394	6,234
Credit card expense	13,243	12,243	11,112
Marketing	24,008	28,870	22,234
Software and technology	42,530	40,906	40,608
Operating supplies	2,591	2,556	2,766
Amortization of intangibles	16,306	15,915	13,494
Branch right sizing expense	5,467	3,475	(537)
Other expense	36,984	41,241	30,454
Total other operating expenses	$177,164	$179,693	$153,562

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At December 31, 2023 and 2022, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2023 and 2022.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale securities
U.S. Treasury	$2,254	$2,254	$—	$—
U.S. Government agencies	72,502	—	72,502	—
Mortgage-backed securities	1,940,307	—	1,940,307	—
State and political subdivisions	902,793	—	902,793	—
Other securities	234,297	—	234,297	—
Mortgage loans held for sale	9,373	—	—	9,373
Derivative asset	130,271	—	130,271	—
Derivative liability	(27,584)	—	(27,584)	—

December 31, 2022
Available-for-sale securities
U.S. Treasury	$2,197	$2,197	$—	$—
U.S. Government agencies	184,279	—	184,279	—
Mortgage-backed securities	2,542,902	—	2,542,902	—
State and political subdivisions	871,074	—	871,074	—
Other securities	252,402	—	252,402	—
Mortgage loans held for sale	3,486	—	—	3,486
Derivative asset	139,323	—	139,323	—
Derivative liability	(34,440)	—	(34,440)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Individually assessed loans (1) (2) (collateral-dependent)	$144,604	$—	$—	$144,604
Foreclosed assets and other real estate owned (1)	3,646	—	—	3,646

December 31, 2022
Individually assessed loans (1) (2) (collateral-dependent)	$70,926	$—	$—	$70,926
Foreclosed assets and other real estate owned (1)	2,418	—	—	2,418
______________________
(1)    These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Identified reserves of $18.7 million and $5.2 million were related to collateral-dependent loans for which fair value re-measurements took place during the years ended December 31, 2023 and 2022, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Cash and cash equivalents	$614,092	$614,092	$—	$—	$614,092
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,726,288	—	3,135,370	—	3,135,370
Interest receivable	122,430	—	122,430	—	122,430
Loans, net	16,620,439	—	—	15,734,766	15,734,766

Financial liabilities:
Noninterest bearing transaction accounts	4,800,880	—	4,800,880	—	4,800,880
Interest bearing transaction accounts and savings deposits	10,997,425	—	10,997,425	—	10,997,425
Time deposits	6,446,673	—	—	6,414,222	6,414,222
Federal funds purchased and securities sold under agreements to repurchase	67,969	—	67,969	—	67,969
Other borrowings	972,366	—	970,846	—	970,846
Subordinated notes and debentures	366,141	—	349,424	—	349,424
Interest payable	35,618	—	35,618	—	35,618

December 31, 2022
Financial assets:
Cash and cash equivalents	$682,122	$682,122	$—	$—	$682,122
Interest bearing balances due from banks - time	795	—	795	—	795
Held-to-maturity securities, net	3,759,706	—	3,063,233	—	3,063,233
Interest receivable	102,892	—	102,892	—	102,892
Loans, net	15,945,169	—	—	15,573,555	15,573,555

Financial liabilities:
Noninterest bearing transaction accounts	6,016,651	—	6,016,651	—	6,016,651
Interest bearing transaction accounts and savings deposits	11,762,885	—	11,762,885	—	11,762,885
Time deposits	4,768,558	—	—	4,696,473	4,696,473
Federal funds purchased and securities sold under agreements to repurchase	160,403	—	160,403	—	160,403
Other borrowings	859,296	—	857,257	—	857,257
Subordinated notes and debentures	365,989	—	363,578	—	363,578
Interest payable	16,399	—	16,399	—	16,399

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

At December 31, 2023, the Company had outstanding commitments to extend credit aggregating approximately $738.2 million and $4.17 billion for credit card commitments and other loan commitments, respectively. At December 31, 2022, the Company had outstanding commitments to extend credit aggregating approximately $696.7 million and $5.64 billion for credit card commitments and other loan commitments, respectively.

As of December 31, 2023 and 2022, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $16.6 million and $21.1 million respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $54.2 million and $44.4 million at December 31, 2023 and 2022, respectively, with terms ranging from 9 months to 15 years. At December 31, 2023 and 2022, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $580.8 million and $265.7 million at December 31, 2023 and 2022, respectively, and they expire in less than one year from issuance.

At December 31, 2023, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 20: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Investment-Income Taxes - In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”), that introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). ASU 2023-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2023, with early adoption permitted. The Company elected to early adopt ASU 2023-02 and apply the proportional amortization method for all income tax credits during the first quarter of 2023 by utilizing the modified retrospective method. The adoption of ASU 2023-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

Recently Issued Accounting Standards

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will complete an evaluation of the impact this standard will have on its results of operations, financial position or disclosures.

Segment Reporting - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply Topic 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the chief operating decision maker. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the year ended December 31, 2023, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $11.9 million.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				December 31, 2023		December 31, 2022
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$102,644	$1,001,715	$104,833

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	2023	2022	2023	2022
Investment securities - Available-for-sale	$940,010	$944,115	$104,408	$106,321

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets for the years ended December 31, 2023 and 2022.

	2023		2022
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$551,314	$27,627	$413,968	$34,490
Derivative liabilities	552,274	27,584	414,955	34,440

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $19.7 million as of December 31, 2023.

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

During the second quarter of 2023, the Company’s remaining energy hedge swap contracts expired and there were no outstanding notional values related to these contracts as of December 31, 2023. The outstanding notional value as of December 31, 2022 for energy hedging Customer Sell to Company swaps were $2.6 million and the corresponding Company Sell to Dealer swaps were $2.6 million and the corresponding net fair value of the derivative asset and derivative liability was $49,000. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

NOTE 22: CONTINGENT LIABILITIES

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings incidental to the conduct of its business, including proceedings based on breach of contract claims, lender liability claims, and other ordinary-course claims, some of which seek substantial relief or damages.

The Company establishes reserves for legal proceedings when potential losses become probable and can be reasonably estimated. While the ultimate resolution (including amounts thereof) of any legal proceedings cannot be determined at this time, based on information presently available and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, consolidated results of operations, financial condition, or cash flows. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any of these proceedings, which may be material to the Company’s results of operations for a given fiscal period.

NOTE 23: STOCKHOLDERS’ EQUITY

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At December 31, 2023, Simmons Bank had approximately $54.4 million available for payment of dividends to the Company, without prior regulatory approval. Past dividends are not necessarily indicative of amounts that may be paid, or available to be paid, in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2023, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules and exceeded the fully phased in capital conservation buffer.

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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2023
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,964,917	14.4	$1,647,176	8.0	N/A
Simmons Bank	2,834,126	13.8	1,642,972	8.0	2,053,714	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,493,799	12.1	1,236,595	6.0	N/A
Simmons Bank	2,663,153	13.0	1,229,148	6.0	1,638,863	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,493,799	12.1	927,446	4.5	N/A
Simmons Bank	2,663,153	13.0	921,861	4.5	1,331,577	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,493,799	9.4	1,061,191	4.0	N/A
Simmons Bank	2,663,153	10.0	1,065,261	4.0	1,331,577	5.0

December 31, 2022
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,948,490	14.2	$1,661,121	8.0	N/A
Simmons Bank	2,743,625	13.3	1,650,301	8.0	2,062,876	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,466,874	11.9	1,243,802	6.0	N/A
Simmons Bank	2,628,002	12.7	1,241,576	6.0	1,655,434	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,466,874	11.9	932,852	4.5	N/A
Simmons Bank	2,628,002	12.7	931,182	4.5	1,345,040	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,466,874	9.3	1,061,021	4.0	N/A
Simmons Bank	2,628,002	10.0	1,051,201	4.0	1,314,001	5.0

NOTE 24: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2023 and 2022

(In thousands)	2023	2022
ASSETS
Cash and cash equivalents	$164,439	$116,915
Investments in wholly-owned subsidiaries	3,603,066	3,453,961
Loans	102	1,412
Intangible assets, net	133	133
Premises and equipment	20,498	22,083
Other assets	50,642	86,622
TOTAL ASSETS	$3,838,880	$3,681,126

LIABILITIES
Long-term debt	$385,285	$386,798
Other liabilities	27,107	24,966
Total liabilities	412,392	411,764

STOCKHOLDERS’ EQUITY
Common stock	1,252	1,270
Surplus	2,499,930	2,530,066
Undivided profits	1,329,681	1,255,586
Accumulated other comprehensive loss:
Unrealized depreciation on available-for-sale securities, net of income taxes of $(143,076) and $(183,124) at December 31, 2023 and 2022, respectively	(404,375)	(517,560)
Total stockholders’ equity	3,426,488	3,269,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,838,880	$3,681,126

Condensed Statements of Income
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
INCOME
Dividends from subsidiaries	$166,874	$219,868	$227,310
Other income	303	508	1,080
Income	167,177	220,376	228,390
EXPENSE	44,685	46,133	44,847
Income before income taxes and equity in undistributed net income of subsidiaries	122,492	174,243	183,543
Provision for income taxes	(10,790)	(9,391)	(11,314)

Income before equity in undistributed net income of subsidiaries	133,282	183,634	194,857
Equity in undistributed net income (loss) of subsidiaries	41,775	72,778	76,299

NET INCOME	175,057	256,412	271,156
Preferred stock dividends	—	—	47

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$175,057	$256,412	$271,109

Condensed Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
NET INCOME	$175,057	$256,412	$271,156

OTHER COMPREHENSIVE INCOME (LOSS)
Equity in other comprehensive income (loss) of subsidiaries	113,185	(507,015)	(70,271)

COMPREHENSIVE INCOME (LOSS)	$288,242	$(250,603)	$200,885

Condensed Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$175,057	$256,412	$271,156
Items not requiring (providing) cash
Stock-based compensation expense	12,189	15,317	15,868
Depreciation and amortization	1,637	1,981	1,805
Deferred income taxes	(1,742)	(652)	3,347
Equity in undistributed net income (loss) of bank subsidiaries	(41,775)	(72,778)	(76,299)

Changes in:
Other assets	37,720	(26,775)	(2,099)
Other liabilities	2,293	(28,745)	11,109
Net cash provided by operating activities	185,379	144,760	224,887

CASH FLOWS FROM INVESTING ACTIVITIES

Net collections (originations) of loans	1,310	1,198	(2,139)
Net purchases of premises and equipment	(52)	(21)	(83)
Cash acquired (paid) in business combinations	—	60,126	(6,818)
Other, net	5,856	1,688	2
Net cash provided by (used in) investing activities	7,114	62,991	(9,038)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt, net	(1,664)	(57,436)	(1,563)
(Cancellation) issuance of common stock, net	(2,021)	(3,882)	1,460
Stock repurchases	(40,322)	(111,133)	(132,459)
Dividends paid on preferred stock	—	—	(47)
Dividends paid on common stock	(100,962)	(94,096)	(78,845)
Preferred stock retirement	—	—	(767)
Net cash used in financing activities	(144,969)	(266,547)	(212,221)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,524	(58,796)	3,628

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	116,915	175,711	172,083

CASH AND CASH EQUIVALENTS, END OF YEAR	$164,439	$116,915	$175,711

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

(b) Changes in Internal Controls. Our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 23, 2024, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end (the “Proxy Statement”) under the captions “Proposal 2 - Election of Directors,” “Audit Committee,” “Delinquent Section 16(a) Reports,” as applicable, “Codes of Ethics,” “ Executive Officers,” and the last two paragraphs under the caption “Transactions with Related Persons.”

The table below also sets forth the names and principal occupations of the Company’s executive officers.

Name	Principal Occupation
George A. Makris, Jr.	Executive Chairman and Chairman of the Board*
Robert A. Fehlman	Chief Executive Officer*
James M. Brogdon	President*
Charles D. Hobbs	Executive Vice President and Chief Financial Officer*
Stephen C. Massanelli	Senior Executive Vice President and Chief Administrative Officer*
George A. Makris III	Executive Vice President, General Counsel and Secretary*
Jennifer B. Compton	Executive Vice President and Chief People Officer*
David W. Garner	Executive Vice President and Chief Accounting Officer*
Ann Madea	Executive Vice President and Chief Information Officer*
Brad Yaney	Executive Vice President of Credit Risk Management, Simmons Bank
_________________
* The officer holds the positions at both the Company and Simmons Bank.

The table below also sets forth the names, principal occupations, and employers of the Company’s directors.

Name	Principal Occupation and Employer
Dean Bass	Retired Chairman and Chief Executive Officer, Spirit of Texas Bancshares, Inc. and Spirit of Texas Bank, SSB
Jay Burchfield	Retired Chairman, Ozark Trust and Investment Corp.
Marty D. Casteel	Retired Senior Executive Vice President of the Company; Retired Chairman, President and Chief Executive Officer of Simmons Bank
William E. Clark, II	Chairman and Chief Executive Officer, Clark Contractors, LLC
Steven A. Cossé	Retired President and Chief Executive Officer, Murphy Oil Corporation
Mark C. Doramus	Chief Financial Officer, Stephens Inc.
Edward Drilling	Retired Senior Vice President of External and Regulatory Affairs, AT&T Inc.
Eugene Hunt	Attorney, Hunt Law Firm
Jerry Hunter	Senior Counsel, Bryan Cave Leighton Paisner LLP
Susan Lanigan	Retired Executive Vice President and General Counsel, Chico’s FAS, Inc.
George A. Makris, Jr.	Executive Chairman and Chairman of the Board, the Company and Simmons Bank
W. Scott McGeorge	Chairman, Pine Bluff Sand and Gravel Company
Tom Purvis	Partner, L2L Development Advisors, LLC
Robert L. Shoptaw	Retired Executive, Arkansas Blue Cross and Blue Shield
Julie Stackhouse	Retired Executive Vice President, Federal Reserve Bank of St. Louis
Russell W. Teubner	Distinguished Engineer, Broadcom, Inc.
Mindy West	Executive Vice President, Chief Financial Officer and Treasurer, Murphy USA Inc

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated herein by reference from the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Relationship of Compensation Policies and Practices to Risk Management,” “Summary of Compensation and Other Payments to the Named Executive Officers,” “2023 Pay Ratio Disclosure,” “Director Compensation,” and “2023 Director Compensation.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2.3	Agreement and Plan of Merger, dated as of May 6, 2014, by and between Simmons First National Corporation and Community First Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.4	Agreement and Plan of Merger, dated as of May 27, 2014, by and between Simmons First National Corporation and Liberty Bancshares, Inc., as amended on September 11, 2014 (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus filed by Simmons First National Corporation on October 8, 2014 (File No. 000-06253)).

2.5	Agreement and Plan of Merger, dated as of April 28, 2015, by and between Simmons First National Corporation and Ozark Trust & Investment Corporation (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K for April 29, 2015 (File No. 000-06253)).

Exhibit No.	Description
2.6	Stock Purchase Agreement by and among Citizens National Bank, Citizens National Bancorp, Inc. and Simmons First National Corporation, dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for May 18, 2016 (File No. 000-06253)).

2.7	Agreement and Plan of Merger, dated as of November 17, 2016, by and between Simmons First National Corporation and Hardeman County Investment Company, Inc. (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation’s Current Report on Form 8-K for November 17, 2016 (File No. 000-06253)).

2.8	Agreement and Plan of Merger, dated as of December 14, 2016, by and between Simmons First National Corporation and Southwest Bancorp, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.11 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.9	Agreement and Plan of Merger, dated as of January 23, 2017, by and between Simmons First National Corporation and First Texas, BHC, Inc., as amended on July 19, 2017 (incorporated by reference to Exhibit 2.12 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 000-06253)).

2.10	Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation filed on March 4, 2019 (File No. 333-229378)).

2.11	Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation Current Report on Form 8-K filed on July 31, 2019 (File No. 000-6253)).

2.12	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.13	Agreement and Plan of Merger, dated as of June 4, 2021, by and between Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.14	Agreement and Plan of Merger, dated as of November 18, 2021, by and between Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).

3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).

3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

Exhibit No.	Description
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 000-06253)).

10.1	Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 7, 2020 (File No. 000-06253)).^

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

10.26	Deferred Compensation Agreement for George A. Makris III dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.27
First Amendment to Deferred Compensation Agreement for George A. Makris III dated July 27, 2022 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06235)).^

10.28	Deferred Compensation Agreement for Matthew Reddin dated March 7, 2017. (incorporated by reference to Exhibit 10.23 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.29
First Amendment to Deferred Compensation Agreement for Matthew Reddin dated August 4, 2022 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06235)).^

10.30
Deferred Compensation Agreement for David Garner dated January 2, 2020 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 000-06253)).^

10.31	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

Exhibit No.	Description
10.32	Indemnification Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.33	Executive Change in Control Severance Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.34	Deferred Compensation Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.35	Simmons First National Corporation Directors Deferred Compensation Plan (Amended and Restated Effective December 31, 2022) (incorporated by reference to Exhibit 10.36 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 000-06253)).^

10.36	Separation Agreement and Release among Simmons First National Corporation, Simmons Bank, and Matthew Reddin dated July 26, 2023 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on July 28, 2023 (File No. 000-06253)).^

10.37	Indemnification Agreement for Dean Bass dated July 27, 2023 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-06253)).^

10.38	Second Amendment to Deferred Compensation Agreement for George A. Makris, Jr. dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed January 25, 2023 (File No. 000-06253)).^

10.39	Form of Associate Restricted Stock Unit Award Certificate and Terms of Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.40	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.41	Form of Associate Cash Award Certificate and Terms and Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.42	Executive Change in Control Severance Agreement for Ann Madea dated November 12, 2021 (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.43	Indemnification Agreement for Ann Madea dated November 12, 2021 (incorporated by reference to Exhibit 10.6 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.44	First Amended and Restated Executive Change in Control Agreement for Chad Rawls dated November 8, 2022 (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.45	Indemnification Agreement for Chad Rawls dated November 8, 2022 (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.46	Executive Change in Control Agreement for Brad Yaney dated November 4, 2022 (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

Exhibit No.	Description
10.47	Indemnification Agreement for Brad Yaney dated November 4, 2022 (incorporated by reference to Exhibit 10.10 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.48	Simmons First National Corporation 2023 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 19, 2023 (File No. 000-06253)).^

10.49	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after April 18, 2023) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-06253)).^

10.50	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after May 23, 2023) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-06253)).^

10.51	Indemnification Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.52	Executive Change in Control Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.53	Deferred Compensation Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

14.1	Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

14.2	Simmons First National Corporation Finance Group Code of Ethics, (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

21	Subsidiaries of the Registrant.*

23	Consent of FORVIS, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*

97	Simmons First National Corporation Compensation Clawback Policy.*^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. * / **

Exhibit No.	Description
101.SCH	Inline XBRL Taxonomy Extension Schema.* / **

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.* / **

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.* / **

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. * / **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.* / **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). **
______________________________________________________________________________________________

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ James M. Brogdon	February 27, 2024
James M. Brogdon, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 27, 2024.

Signature	Title

/s/ George A. Makris, Jr.	Executive Chairman and Director
George A. Makris, Jr.

/s/ Robert A. Fehlman	Chief Executive Officer
Robert A. Fehlman	(Principal Executive Officer)

/s/ James M. Brogdon	President
James M. Brogdon

/s/ Charles D. Hobbs	Executive Vice President and Chief Financial Officer
Charles D. Hobbs	(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President and Chief Accounting Officer
David W. Garner	(Principal Accounting Officer)

/s/ Dean Bass	Director
Dean Bass

/s/ Jay Burchfield	Director
Jay Burchfield

/s/ Marty D. Casteel	Director
Marty D. Casteel

/s/ William E. Clark, II	Director
William E. Clark, II

Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Susan Lanigan	Director
Susan Lanigan

/s/ W. Scott McGeorge	Director
W. Scott McGeorge

/s/ Tom Purvis	Director
Tom Purvis

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Julie Stackhouse	Director
Julie Stackhouse

/s/ Russell W. Teubner	Director
Russell W. Teubner

Director
Mindy West