Form 10-Q
period 2024-03-31
SIMMONS FIRST NATIONAL CORP
filed 2024-05-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2024, was 125,483,442.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2024

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2024 and December 31, 2023

	March 31,	December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$380,324	$345,258
Interest bearing balances due from banks and federal funds sold	222,979	268,834
Cash and cash equivalents	603,303	614,092
Interest bearing balances due from banks - time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at March 31, 2024 and December 31, 2023	3,707,258	3,726,288
Available-for-sale, (amortized cost of $3,394,971 and $3,509,709 at March 31, 2024 and December 31, 2023, respectively)	3,027,558	3,152,153
Total investments	6,734,816	6,878,441
Mortgage loans held for sale	11,899	9,373
Loans	17,001,760	16,845,670
Allowance for credit losses on loans	(227,367)	(225,231)
Net loans	16,774,393	16,620,439
Premises and equipment	576,466	570,678
Foreclosed assets and other real estate owned	3,511	4,073
Interest receivable	122,781	122,430
Bank owned life insurance	503,348	500,559
Goodwill	1,320,799	1,320,799
Other intangible assets	108,795	112,645
Other assets	611,964	592,045
Total assets	$27,372,175	$27,345,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,697,539	$4,800,880
Interest bearing transaction accounts and savings deposits	11,071,762	10,997,425
Time deposits	6,583,703	6,446,673
Total deposits	22,353,004	22,244,978
Federal funds purchased and securities sold under agreements to repurchase	58,760	67,969
Other borrowings	871,874	972,366
Subordinated notes and debentures	366,179	366,141
Accrued interest and other liabilities	283,232	267,732
Total liabilities	23,933,049	23,919,186

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at March 31, 2024 and December 31, 2023; 125,419,618 and 125,184,119 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,254	1,252
Surplus	2,503,673	2,499,930
Undivided profits	1,342,215	1,329,681
Accumulated other comprehensive loss	(408,016)	(404,375)
Total stockholders’ equity	3,439,126	3,426,488
Total liabilities and stockholders’ equity	$27,372,175	$27,345,674

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
	(Unaudited)
INTEREST INCOME
Loans, including fees	$261,490	$227,498
Interest bearing balances due from banks and federal funds sold	3,010	2,783
Investment securities	58,001	48,774
Mortgage loans held for sale	148	82
TOTAL INTEREST INCOME	322,649	279,137

INTEREST EXPENSE
Deposits	151,933	87,528
Federal funds purchased and securities sold under agreements to repurchase	189	323
Other borrowings	11,649	8,848
Subordinated notes and debentures	6,972	4,603
TOTAL INTEREST EXPENSE	170,743	101,302

NET INTEREST INCOME	151,906	177,835
Provision for credit losses	10,206	24,216

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	141,700	153,619

NONINTEREST INCOME
Service charges on deposit accounts	11,955	12,437
Debit and credit card fees	8,246	7,952
Wealth management fees	7,478	7,365
Mortgage lending income	2,320	1,570
Bank owned life insurance income	3,814	2,973
Other service charges and fees	2,199	2,282
Other income	7,172	11,256
TOTAL NONINTEREST INCOME	43,184	45,835

NONINTEREST EXPENSE
Salaries and employee benefits	72,653	77,038
Occupancy expense, net	12,258	11,578
Furniture and equipment expense	5,141	5,051
Other real estate and foreclosure expense	179	186
Deposit insurance	7,135	4,893
Merger related costs	—	1,396
Other operating expenses	42,513	43,086
TOTAL NONINTEREST EXPENSE	139,879	143,228

INCOME BEFORE INCOME TAXES	45,005	56,226
Provision for income taxes	6,134	10,637

NET INCOME	$38,871	$45,589
BASIC EARNINGS PER SHARE	$0.31	$0.36
DILUTED EARNINGS PER SHARE	$0.31	$0.36
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(In thousands)	2024	2023
	(Unaudited)
NET INCOME	$38,871	$45,589

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(26,149)	69,963
Less: Realized (losses) gains on available-for-sale securities interest rate hedges	(15,375)	13,545
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(5,845)	(7,048)
Other comprehensive income (loss), before tax effect	(4,929)	63,466
Less: Tax effect of other comprehensive income (loss)	(1,288)	16,587

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(3,641)	46,879

COMPREHENSIVE INCOME	$35,230	$92,468

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023

(In thousands)	March 31, 2024	March 31, 2023
	(Unaudited)
OPERATING ACTIVITIES
Net income	$38,871	$45,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,531	12,012
Provision for credit losses	10,206	24,216
Net amortization of investment securities and assets	4,676	2,245
Net amortization on borrowings	38	38
Stock-based compensation expense	4,413	4,861
Loss on sale of foreclosed assets and other real estate owned	5	8
Gain on sale of mortgage loans held for sale	(1,746)	(1,423)
Deferred income taxes	379	(179)
Income from bank owned life insurance	(4,165)	(3,334)
Originations of mortgage loans held for sale	(60,656)	(50,269)
Proceeds from sale of mortgage loans held for sale	59,876	50,934
Changes in assets and liabilities:
Interest receivable	(351)	4,117
Other assets	(17,362)	22,581
Accrued interest and other liabilities	17,390	(2,621)
Income taxes payable	(5,511)	(10,028)
Net cash provided by operating activities	57,594	98,747

INVESTING ACTIVITIES
Net change in loans	(163,909)	(412,077)
Proceeds from sale of loans	211	237
Purchases of premises and equipment, net	(9,848)	(10,490)
Proceeds from sale of foreclosed assets and other real estate owned	1,218	289
Proceeds from maturities of available-for-sale securities	114,212	155,361
Purchases of available-for-sale securities	—	(745)
Proceeds from maturities of held-to-maturity securities	17,037	16,979
Purchases of held-to-maturity securities	—	(31,704)
Proceeds from bank owned life insurance death benefits	1,376	1,483
Net cash used in investing activities	(39,703)	(280,667)

FINANCING ACTIVITIES
Net change in deposits	108,026	(95,950)
Dividends paid on common stock	(26,337)	(25,455)
Net change in other borrowed funds	(100,492)	164,530
Net change in federal funds purchased and securities sold under agreements to repurchase	(9,209)	(17,541)
Net shares cancelled under stock compensation plans	(1,638)	(2,168)
Shares issued under employee stock purchase plan	970	833
Net cash (used in) provided by financing activities	(28,680)	24,249

DECREASE IN CASH AND CASH EQUIVALENTS	(10,789)	(157,671)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	614,092	682,122

CASH AND CASH EQUIVALENTS, END OF PERIOD	$603,303	$524,451
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2024 and 2023

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended March 31, 2024
Balance, December 31, 2023	$1,252	$2,499,930	$(404,375)	$1,329,681	$3,426,488

Comprehensive income (loss)	—	—	(3,641)	38,871	35,230
Stock issued for employee stock purchase plan – 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net – 182,338 shares	2	2,773	—	—	2,775
Dividends on common stock – $0.21 per share	—	—	—	(26,337)	(26,337)

Balance, March 31, 2024 (Unaudited)	$1,254	$2,503,673	$(408,016)	$1,342,215	$3,439,126

Three Months Ended March 31, 2023
Balance, December 31, 2022	$1,270	$2,530,066	$(517,560)	$1,255,586	$3,269,362

Comprehensive income	—	—	46,879	45,589	92,468
Stock issued for employee stock purchase plan – 42,510 shares	—	833	—	—	833
Stock-based compensation plans, net – 193,028 shares	3	2,690	—	—	2,693
Dividends on common stock – $0.20 per share	—	—	—	(25,455)	(25,455)

Balance, March 31, 2023 (Unaudited)	$1,273	$2,533,589	$(470,681)	$1,275,720	$3,339,901

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 233 financial centers as of March 31, 2024, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2023, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.

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

Recently Adopted Accounting Standards

Investment-Income Taxes - In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”), that introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). ASU 2023-02 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2023, with early adoption permitted. The Company elected to early adopt ASU 2023-02 and apply the proportional amortization method for all income tax credits during the first quarter of 2023 by utilizing the modified retrospective method. The adoption of ASU 2023-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Credit Losses on Financial Instruments - In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminated the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in Accounting Standards Codification (“ASC”) Topic 310-40 and amended the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updated the requirements related to accounting for credit losses under ASC 326 and added enhanced disclosures for creditors with respect to loan refinancings and restructurings made to borrowers experiencing financial difficulty. ASU 2022-02 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. The adoption of ASU 2022-02 did not have a material impact on the Company’s results of operations or financial position. See Note 4, Loans and Allowance for Credit Losses, for additional information.

Fair Value Hedging - In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (“ASU 2022-01”), which clarified the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amended the guidance in ASU 2017-12 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renamed that method the “portfolio layer” method and expanded the scope of the guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allowed entities to apply the same method to similar hedging strategies. ASU 2022-01 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of 2022-01 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021. Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the LIBOR, ceased the publication of one-week and two-month USD LIBOR and as of June 30, 2023, ceased the publications of the remaining tenors of USD LIBOR (one, three, six and 12-month).

Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provided optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permitted changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provided relief for assessing hedge effectiveness for cash flow hedges. Companies were able to apply ASU 2020-04 immediately; however, the guidance was only available for a limited time (generally through December 31, 2022). The Company formed a LIBOR Transition Team in 2020, has created standard LIBOR replacement language for new and modified loan notes, and is monitoring the remaining loans with LIBOR rates monthly to ensure progress in updating these loans with acceptable LIBOR replacement language or converting them to other interest rates. During 2021, the Company did not offer LIBOR-indexed rates on loans which it originated, although it did participate in some shared credit agreements originated by other banks subject to the Company’s determination that the LIBOR replacement language in the loan documents met the Company’s standards. Pursuant to the Joint Regulatory Statement on LIBOR transition issued in October 2021, the Company’s policy, as of January 1,

2022, is not to enter into any new LIBOR-based credit agreements and not extend, renew, or modify prior LIBOR credit agreements without requiring conversion of the agreements to other interest rates. The adoption of ASU 2020-04 has not had a material impact on the Company’s financial position or results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the “discounting transition”). ASU 2021-01 also amended the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally could be applied through December 31, 2022. ASU 2021-01 did not have a material impact on the Company’s financial position or results of operations.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

Recently Issued Accounting Standards

Stock Compensation - In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), in response to feedback received by the FASB requesting guidance on how entities should determine the appropriate guidance to apply when accounting for the issuance of profits interest units and similar types of awards. ASU 2024-01 adds an example with four fact patterns to ASC 718-10 to assist preparers of financial statements in determining whether profits interest and similar awards should be accounted for within the scope of the guidance. ASU 2024-01 only addresses the scope determination and does not amend the recognition, classification or measurement guidance. ASU 2024-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted for interim or annual financial statements that have not yet been issued or made available for issuance. Entities may choose to adopt 2024-01 on a prospective or retrospective basis. The adoption of ASU 2024-01 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company will complete an evaluation of the impact this standard will have on its results of operations, financial position or disclosures.

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

There have been no other significant changes to the Company’s accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

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

Loans acquired – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. See Note 4, Loans and Allowance for Credit Losses, in the accompanying Notes to Consolidated Financial Statements for additional information related to purchased financial assets with credit deterioration.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of March 31, 2024, the related remaining combined net unrealized losses of $121.9 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

March 31, 2024
U.S. Government agencies	$453,805	$—	$453,805	$—	$(94,887)	$358,918
Mortgage-backed securities	1,142,352	—	1,142,352	238	(126,553)	1,016,037
State and political subdivisions	1,857,894	(2,252)	1,855,642	86	(410,749)	1,444,979
Other securities	256,421	(962)	255,459	—	(26,111)	229,348
Total HTM	$3,710,472	$(3,214)	$3,707,258	$324	$(658,300)	$3,049,282

December 31, 2023
U.S. Government agencies	$453,121	$—	$453,121	$—	$(89,203)	$363,918
Mortgage-backed securities	1,161,694	—	1,161,694	354	(107,834)	1,054,214
State and political subdivisions	1,858,680	(2,006)	1,856,674	284	(369,509)	1,487,449
Other securities	256,007	(1,208)	254,799	—	(25,010)	229,789
Total HTM	$3,729,502	$(3,214)	$3,726,288	$638	$(591,556)	$3,135,370

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of March 31, 2024, HTM MBS consists of $140.6 million and $1.00 billion of commercial MBS and residential MBS, respectively. As of December 31, 2023, HTM MBS consists of $141.6 million and $1.02 billion of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

March 31, 2024
U.S. Treasury	$1,990	$—	$—	$(26)	$1,964
U.S. Government agencies	71,768	—	28	(1,995)	69,801
Mortgage-backed securities	2,048,895	—	3	(203,534)	1,845,364
State and political subdivisions	1,013,190	—	142	(138,483)	874,849
Other securities	259,128	—	59	(23,607)	235,580
Total AFS	$3,394,971	$—	$232	$(367,645)	$3,027,558

December 31, 2023
U.S. Treasury	$2,285	$—	$—	$(31)	$2,254
U.S. Government agencies	74,460	—	35	(1,993)	72,502
Mortgage-backed securities	2,138,652	—	8	(198,353)	1,940,307
State and political subdivisions	1,035,147	—	187	(132,541)	902,793
Other securities	259,165	—	—	(24,868)	234,297
Total AFS	$3,509,709	$—	$230	$(357,786)	$3,152,153

As of March 31, 2024, AFS MBS consists of $665.1 million and $1.18 billion of commercial MBS and residential MBS, respectively. As of December 31, 2023, AFS MBS consists of $710.1 million and $1.23 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at March 31, 2024 was $25.6 million and $17.4 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of March 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$1,964	$(26)	$—	$—	$1,964	$(26)
U.S. Government agencies	15,965	(181)	49,809	(1,814)	65,774	(1,995)
Mortgage-backed securities	10,842	(293)	1,833,560	(203,241)	1,844,402	(203,534)
State and political subdivisions	14,262	(79)	845,801	(138,404)	860,063	(138,483)
Other securities	—	—	201,410	(23,607)	201,410	(23,607)
Total AFS	$43,033	$(579)	$2,930,580	$(367,066)	$2,973,613	$(367,645)

As of March 31, 2024, the Company’s investment portfolio included $3.03 billion of AFS securities, of which $2.97 billion, or 98.2%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three months ended March 31, 2024 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2024
Held-to-maturity
Beginning balance, January 1, 2024	$2,006	$1,208	$3,214
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	246	(246)	—
Ending balance, March 31, 2024	$2,252	$962	$3,214

Activity in the allowance for credit losses by investment security type for the three months ended March 31, 2023 on the Company’s HTM and AFS securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its HTM and AFS portfolios, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s securities portfolios recorded for the three months ended March 31, 2024. During the three months ended March 31, 2023, the provision for credit losses related to AFS securities was $12.8 million. Additionally, during the three months ended March 31, 2023, the Company charged-off $7.0 million directly related to one corporate bond which was deemed uncollectible in the period.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2024:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$179,307	$299,940	$—	$479,247	$—
Aa/AA	634,641	524,661	—	1,159,302	—
A	37,050	161,368	—	198,418	102,604
Baa/BBB	—	4,379	—	4,379	153,817
Not Rated	16,548	—	—	16,548	—
Total	$867,546	$990,348	$—	$1,857,894	$256,421

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

Income earned on securities for the three months ended March 31, 2024 and 2023, is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Taxable:
Held-to-maturity	$11,003	$11,013
Available-for-sale	31,195	21,791

Non-taxable:
Held-to-maturity	10,100	10,126
Available-for-sale	5,703	5,844
Total	$58,001	$48,774

The amortized cost and estimated fair value by maturity of securities as of March 31, 2024 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,570	$1,516	$10,034	$9,778
After one through five years	13,708	13,065	116,012	115,248
After five through ten years	394,392	347,677	213,380	188,442
After ten years	2,158,450	1,670,987	1,006,399	868,475
Securities not due on a single maturity date	1,142,352	1,016,037	2,048,895	1,845,364
Other securities (no maturity)	—	—	251	251
Total	$3,710,472	$3,049,282	$3,394,971	$3,027,558

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.91 billion at March 31, 2024 and $3.32 billion at December 31, 2023.

There were no gross realized gains and no gross realized losses from the call or sale of securities during the three months ended March 31, 2024 and 2023, as they were recognized at book value of the security. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2024 and 2023.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 22, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 4: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2024, the Company’s loan portfolio was $17.00 billion, compared to $16.85 billion at December 31, 2023. The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$182,742	$191,204
Other consumer	124,531	127,462
Total consumer	307,273	318,666
Real Estate:
Construction and development	3,331,739	3,144,220
Single family residential	2,624,738	2,641,556
Other commercial	7,508,049	7,552,410
Total real estate	13,464,526	13,338,186
Commercial:
Commercial	2,499,311	2,490,176
Agricultural	226,642	232,710
Total commercial	2,725,953	2,722,886
Other	504,008	465,932
Total loans	$17,001,760	$16,845,670

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as deferred origination costs and fees totaling $3.9 million and $6.7 million at March 31, 2024 and December 31, 2023, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $79.8 million and $77.1 million at March 31, 2024 and December 31, 2023, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of March 31, 2024 and December 31, 2023, the total outstanding balance of PPP loans was $4.2 million and $4.8 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$522	$487
Other consumer	466	589
Total consumer	988	1,076
Real estate:
Construction and development	2,764	2,457
Single family residential	30,237	27,209
Other commercial	20,967	11,960
Total real estate	53,968	41,626
Commercial:
Commercial	50,168	39,886
Agricultural	661	734
Total commercial	50,829	40,620
Other	3	3
Total	$105,788	$83,325

As of March 31, 2024 and December 31, 2023, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $4.8 million and $3.2 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2024
Consumer:
Credit cards	$1,697	$666	$2,363	$180,379	$182,742	$558
Other consumer	983	172	1,155	123,376	124,531	4
Total consumer	2,680	838	3,518	303,755	307,273	562
Real estate:
Construction and development	5,409	1,584	6,993	3,324,746	3,331,739	—
Single family residential	24,818	13,440	38,258	2,586,480	2,624,738	716
Other commercial	3,049	4,402	7,451	7,500,598	7,508,049	—
Total real estate	33,276	19,426	52,702	13,411,824	13,464,526	716
Commercial:
Commercial	12,418	25,611	38,029	2,461,282	2,499,311	249
Agricultural	65	597	662	225,980	226,642	—
Total commercial	12,483	26,208	38,691	2,687,262	2,725,953	249
Other	281	3	284	503,724	504,008	—
Total	$48,720	$46,475	$95,195	$16,906,565	$17,001,760	$1,527

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2023
Consumer:
Credit cards	$1,734	$892	$2,626	$188,578	$191,204	$791
Other consumer	1,471	216	1,687	125,775	127,462	—
Total consumer	3,205	1,108	4,313	314,353	318,666	791
Real estate:
Construction and development	3,171	2,190	5,361	3,138,859	3,144,220	—
Single family residential	30,697	12,522	43,219	2,598,337	2,641,556	7
Other commercial	4,702	3,612	8,314	7,544,096	7,552,410	—
Total real estate	38,570	18,324	56,894	13,281,292	13,338,186	7
Commercial:
Commercial	13,799	22,750	36,549	2,453,627	2,490,176	349
Agricultural	92	516	608	232,102	232,710	—
Total commercial	13,891	23,266	37,157	2,685,729	2,722,886	349
Other	—	3	3	465,929	465,932	—
Total	$55,666	$42,701	$98,367	$16,747,303	$16,845,670	$1,147

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

There were no loan modifications granted to borrowers experiencing financial difficulty during the three month periods ended March 31, 2024 and 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one commercial loan to a borrower experiencing financial difficulty with a period-end amortized cost basis of $23,000 that was modified during the previous twelve months and which subsequently defaulted during the three months ended March 31, 2024. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to default. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At March 31, 2024 and December 31, 2023, the Company had $3.3 million and $2.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2024 and December 31, 2023, the Company had $230,000 and $506,000, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of March 31, 2024, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024 (YTD)	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$180,379	$—	$180,379
30-89 days past due	—	—	—	—	—	—	1,697	—	1,697
90+ days past due	—	—	—	—	—	—	666	—	666
Total consumer - credit cards	—	—	—	—	—	—	182,742	—	182,742
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	1,646	—	1,646
Consumer - other
Delinquency:
Current	31,333	31,588	31,036	9,688	2,872	1,967	14,892	—	123,376
30-89 days past due	15	230	576	69	18	43	32	—	983
90+ days past due	—	26	125	15	—	5	1	—	172
Total consumer - other	31,348	31,844	31,737	9,772	2,890	2,015	14,925	—	124,531
Current-period consumer - other gross charge-offs	—	327	108	24	—	1	74	—	534
Real estate - C&D
Risk rating:
Pass	26,238	95,941	141,929	44,891	42,816	30,014	2,913,901	—	3,295,730
Special mention	—	—	3,599	7,295	—	391	16,654	—	27,939
Substandard	—	125	65	3,943	—	165	3,772	—	8,070
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	26,238	96,066	145,593	56,129	42,816	30,570	2,934,327	—	3,331,739
Current-period real estate - C&D gross charge-offs	—	—	—	—	—	—	52	—	52
Real estate - SF residential
Delinquency:
Current	35,875	342,821	604,406	341,357	209,198	651,331	401,492	—	2,586,480
30-89 days past due	—	1,321	5,371	4,261	2,332	9,255	2,278	—	24,818
90+ days past due	—	428	2,825	1,647	973	5,521	2,046	—	13,440
Total real estate - SF residential	35,875	344,570	612,602	347,265	212,503	666,107	405,816	—	2,624,738
Current-period real estate - SF residential gross charge-offs	—	—	109	—	1	2	9	—	121
Real estate - other commercial
Risk rating:
Pass	82,399	540,854	1,606,704	1,232,595	492,911	815,082	2,324,178	—	7,094,723
Special mention	—	27,408	10,761	12,049	5,805	30,300	100,201	—	186,524
Substandard	3,601	5,024	19,991	7,586	9,249	42,097	139,254	—	226,802
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	86,000	573,286	1,637,456	1,252,230	507,965	887,479	2,563,633	—	7,508,049
Current-period real estate - other commercial gross charge-offs	—	2,516	—	—	—	—	168	—	2,684

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024 (YTD)	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	50,412	381,038	334,283	193,308	49,834	92,665	1,320,314	—	2,421,854
Special mention	—	141	7,399	277	228	1,079	10,110	—	19,234
Substandard	350	1,278	10,584	6,254	3,482	8,745	27,530	—	58,223
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	50,762	382,457	352,266	199,839	53,544	102,489	1,357,954	—	2,499,311
Current-period commercial - gross charge-offs	—	105	830	738	282	883	1,747	—	4,585
Commercial - agriculture
Risk rating:
Pass	13,011	30,436	29,231	12,565	4,929	2,449	128,943	—	221,564
Special mention	—	270	211	1,068	—	—	2,868	—	4,417
Substandard	—	—	494	62	87	14	4	—	661
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	13,011	30,706	29,936	13,695	5,016	2,463	131,815	—	226,642
Current-period commercial - agriculture gross charge-offs	—	—	—	8	—	—	—	—	8
Other
Delinquency:
Current	7,965	44,641	144,163	28,212	2,192	38,390	238,161	—	503,724
30-89 days past due	—	281	—	—	—	—	—	—	281
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	7,965	44,922	144,163	28,212	2,192	38,393	238,161	—	504,008
Current-period other - gross charge-offs	—	—	—	—	—	—	198	—	198
Total	$251,199	$1,503,851	$2,953,753	$1,907,142	$826,926	$1,729,516	$7,829,373	$—	$17,001,760

The following table presents a summary of loans by credit quality indicator, as of December 31, 2023, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$188,578	$—	$188,578
30-89 days past due	—	—	—	—	—	—	1,734	—	1,734
90+ days past due	—	—	—	—	—	—	892	—	892
Total consumer - credit cards	—	—	—	—	—	—	191,204	—	191,204
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	5,303	—	5,303
Consumer - other
Delinquency:
Current	55,091	35,904	12,115	3,838	1,471	1,106	16,250	—	125,775
30-89 days past due	400	719	127	53	2	16	154	—	1,471
90+ days past due	35	127	46	—	—	—	8	—	216
Total consumer - other	55,526	36,750	12,288	3,891	1,473	1,122	16,412	—	127,462
Current-period consumer - other gross charge-offs	220	826	493	79	29	128	449	—	2,224
Real estate - C&D
Risk rating:
Pass	138,749	143,711	52,081	45,027	10,278	13,632	2,710,853	504	3,114,835
Special mention	—	1,143	7,284	—	—	396	16,682	—	25,505
Substandard	—	101	48	—	—	247	3,484	—	3,880
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	138,749	144,955	59,413	45,027	10,278	14,275	2,731,019	504	3,144,220
Current-period real estate - C&D gross charge-offs	—	1,148	—	—	—	8	349	—	1,505
Real estate - SF residential
Delinquency:
Current	371,326	620,933	352,589	238,128	121,416	504,675	388,705	565	2,598,337
30-89 days past due	5,222	5,061	3,667	2,283	1,741	9,759	2,964	—	30,697
90+ days past due	1,313	2,443	1,810	1,661	120	3,465	1,710	—	12,522
Total real estate - SF residential	377,861	628,437	358,066	242,072	123,277	517,899	393,379	565	2,641,556
Current-period real estate - SF residential gross charge-offs	—	111	12	73	—	677	232	—	1,105
Real estate - other commercial
Risk rating:
Pass	729,602	1,651,010	1,237,810	621,595	171,230	417,122	2,333,637	—	7,162,006
Special mention	37,302	8,458	10,149	7,844	1,364	11,604	84,978	—	161,699
Substandard	40,664	10,290	4,495	16,646	6,293	9,861	140,454	—	228,703
Doubtful and loss	—	—	—	2	—	—	—	—	2
Total real estate - other commercial	807,568	1,669,758	1,252,454	646,087	178,887	438,587	2,559,069	—	7,552,410
Current-period real estate - other commercial gross charge-offs	—	—	—	7	2	35	9,731	—	9,775

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	440,872	354,016	200,941	67,320	27,374	42,953	1,271,826	—	2,405,302
Special mention	157	14,117	316	367	98	889	8,228	—	24,172
Substandard	1,998	11,874	6,272	2,934	1,722	3,392	32,510	—	60,702
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	443,027	380,007	207,529	70,621	29,194	47,234	1,312,564	—	2,490,176
Current-period commercial - gross charge-offs	463	2,081	778	197	244	815	1,351	—	5,929
Commercial - agriculture
Risk rating:
Pass	39,680	30,075	13,940	6,280	2,071	303	134,180	—	226,529
Special mention	363	733	1,068	—	—	—	3,257	—	5,421
Substandard	518	37	71	104	26	—	4	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	40,561	30,845	15,079	6,384	2,097	303	137,441	—	232,710
Current-period commercial - agriculture gross charge-offs	—	7	—	—	—	26	—	—	33
Other
Delinquency:
Current	45,234	144,732	28,413	2,543	3,255	36,719	205,033	—	465,929
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	45,234	144,732	28,413	2,543	3,255	36,722	205,033	—	465,932
Current-period other - gross charge-offs	—	—	—	—	—	—	298	—	298
Total	$1,908,526	$3,035,484	$1,933,242	$1,016,625	$348,461	$1,056,142	$7,546,121	$1,069	$16,845,670

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of March 31, 2024, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in March 2024 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $148.0 million and $144.6 million as of March 31, 2024 and December 31, 2023, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
March 31, 2024
Construction and development	$13,579	$—	$13,579
Single family residential	—	—	—
Other commercial real estate	108,438	—	108,438
Commercial	—	25,944	25,944
Total	$122,017	$25,944	$147,961

December 31, 2023
Construction and development	$43,826	$—	$43,826
Single family residential	3,870	—	3,870
Other commercial real estate	76,229	—	76,229
Commercial	—	20,679	20,679
Total	$123,925	$20,679	$144,604

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	2,872	5,359	1,298	677	10,206
Charge-offs	(4,593)	(2,857)	(1,646)	(732)	(9,828)
Recoveries	442	735	248	333	1,758
Net charge-offs	(4,151)	(2,122)	(1,398)	(399)	(8,070)
Ending balance, March 31, 2024	$35,191	$180,414	$5,768	$5,994	$227,367

Activity in the allowance for credit losses for the three months ended March 31, 2023 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Three Months Ended March 31, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	(4,804)	14,021	2,148	(449)	10,916
Charge-offs	(413)	(1,204)	(1,076)	(456)	(3,149)
Recoveries	1,067	294	234	240	1,835
Net (charge-offs) recoveries	654	(910)	(842)	(216)	(1,314)
Ending balance, March 31, 2023	$30,256	$163,906	$6,446	$5,949	$206,557

As of March 31, 2024, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three months ended March 31, 2024 was primarily due to the loan growth experienced during the periods, as well as the impact of updated economic assumptions.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million and $25.6 million as of March 31, 2024 and December 31, 2023, respectively. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three month periods ended March 31, 2024, and 2023, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three month periods ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Provision for credit losses related to:
Loans	$10,206	$10,916
Securities - HTM	—	500
Securities - AFS	—	12,800
Total	$10,206	$24,216

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of March 31, 2024 and December 31, 2023 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Right-of-use lease assets	$70,888	$67,267
Lease liabilities	72,629	68,788

Weighted average remaining lease term	7.71 years	8.81 years
Weighted average discount rate	3.57%	3.52%

Operating lease cost for the three month period ended March 31, 2024 was $4.0 million as compared to $3.9 million for the same period in 2023.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Right-of-use lease assets	$70,888	$67,267
Premises and equipment:
Land	122,272	122,093
Buildings and improvements	389,608	388,675
Furniture, fixtures and equipment	115,766	112,133
Software	62,260	61,242
Construction in progress	17,399	14,142
Accumulated depreciation and amortization	(201,727)	(194,874)
Total premises and equipment, net	$576,466	$570,678

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at March 31, 2024 and December 31, 2023. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2024 or the year ended December 31, 2023.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Core deposit premiums:
Balance, beginning of year	$101,344	$116,016
Amortization	(3,442)	(14,672)
Balance, end of period	97,902	101,344
Books of business and other intangibles:
Balance, beginning of year	11,301	12,935
Amortization	(408)	(1,634)
Balance, end of period	10,893	11,301
Total other intangible assets, net	$108,795	$112,645

The carrying basis and accumulated amortization of the Company’s other intangible assets at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Core deposit premiums:
Gross carrying amount	$177,624	$187,467
Accumulated amortization	(79,722)	(86,123)
Core deposit premiums, net	97,902	101,344
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(11,175)	(10,767)
Books of business and other intangibles, net	10,893	11,301
Total other intangible assets, net	$108,795	$112,645

The Company’s estimated remaining amortization expense on other intangible assets as of March 31, 2024 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2024	$11,553
	2025	12,819
	2026	12,346
	2027	12,218
	2028	11,312
	Thereafter	48,547
	Total	$108,795

NOTE 8: TIME DEPOSITS

Time deposits included approximately $1.76 billion and $1.73 billion of certificates of deposit over $250,000 at March 31, 2024 and December 31, 2023, respectively. Brokered time deposits were $3.02 billion and $2.90 billion at March 31, 2024 and December 31, 2023, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Income taxes currently payable	$5,755	$10,816
Deferred income taxes	379	(179)
Provision for income taxes	$6,134	$10,637

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Loans acquired	$3,378	$3,644
Allowance for credit losses	54,042	53,445
Valuation of foreclosed assets	480	480
Tax NOLs from acquisition	9,899	9,643
Deferred compensation payable	3,385	3,355
Accrued equity and other compensation	6,040	8,048
Acquired securities	7,570	7,569
Right-of-use lease liability	17,422	16,501
Unrealized loss on AFS securities	147,642	143,624
Allowance for unfunded commitments	6,148	6,148
Other	8,185	7,627
Gross deferred tax assets	264,191	260,084
Deferred tax liabilities:
Goodwill and other intangible amortization	(40,538)	(41,174)
Accumulated depreciation	(24,748)	(24,632)
Right-of-use lease asset	(17,004)	(16,136)
Unrealized gain on swaps	(29,017)	(25,371)
Other	(11,116)	(10,995)
Gross deferred tax liabilities	(122,423)	(118,308)

Net deferred tax asset	$141,768	$141,776

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Computed at the statutory rate (21%)	$9,451	$11,808
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(425)	243
Stock-based compensation	454	312
Tax exempt interest income	(3,867)	(3,804)
Tax exempt earnings on BOLI	(840)	(561)
Federal tax credits	(560)	(439)
Other differences, net	1,921	3,078
Actual tax provision	$6,134	$10,637

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $37.9 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $58.4 million and $67.6 million at March 31, 2024 and December 31, 2023, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2024
Repurchase agreements:
U.S. Government agencies	$58,360	$—	$—	$—	$58,360

December 31, 2023
Repurchase agreements:
U.S. Government agencies	$67,569	$—	$—	$—	$67,569

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2024 and December 31, 2023 consisted of the following components:

	March 31,	December 31,
(In thousands)	2024	2023
Other Borrowings
FHLB advances, net of discount, due 2024 to 2033, 4.56% to 5.60% secured by real estate loans	$853,154	$953,222
Other long-term debt	18,720	19,144
Total other borrowings	871,874	972,366

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)(1)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,142	37,171
Unamortized debt issuance costs	(963)	(1,030)
Total subordinated notes and debentures	366,179	366,141
Total other borrowings and subordinated debt	$1,238,053	$1,338,507
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

The Company had total FHLB advances of $853.2 million and $953.2 million at March 31, 2024 and December 31, 2023, respectively, which are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances by the Company. At March 31, 2024, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $7.02 billion and the Company had approximately $5.33 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at March 31, 2024, are as follows:

Year	(In thousands)
Remainder of 2024	$1,367
2025	1,822
2026	1,824
2027	1,919
2028	332,798
Thereafter	48,323
Total	$388,053

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2024, there were no shares of preferred stock issued or outstanding.

In January 2022, the Company’s Board of Directors authorized a stock repurchase program (“2022 Program”) under which the Company could repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program will be executed in accordance with Rule 10b-18 under the Exchange Act and will terminate on January 31, 2026 (unless terminated sooner).

No shares were repurchased during the three month periods ended March 31, 2024 and 2023. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

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

NOTE 14: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. At March 31, 2024, Simmons Bank had approximately $16.6 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of March 31, 2024, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.95% at March 31, 2024.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the three months ended March 31, 2024:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2024	447	$22.56	—	$—	1,273	$24.23
Granted	—	—	—	—	753	19.00
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(268)	25.42
Forfeited/expired	(37)	22.52	—	—	(129)	26.36

Balance, March 31, 2024	410	$22.57	—	$—	1,629	$21.45

Exercisable, March 31, 2024	410	$22.57

The following table summarizes information about stock options under the plans outstanding at March 31, 2024:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$20.29	—	$20.29	42	0.75	$20.29	42	$20.29
22.20	—	22.20	51	0.98	22.20	51	22.20
22.75	—	22.75	249	1.36	22.75	249	22.75
23.51	—	23.51	61	1.81	23.51	61	23.51
24.07	—	24.07	7	1.46	24.07	7	24.07
$20.29	—	$24.07	410	1.32	$22.57	410	$22.57

The table below summarizes the Company’s performance stock unit activity for the three months ended March 31, 2024:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2024	492
Granted	188
Vested (earned)	(42)
Forfeited	(104)
Non-vested, March 31, 2024	534

Stock-based compensation expense was $4.4 million and $4.9 million during the three month periods ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2024. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $21.7 million at March 31, 2024. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.0 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at March 31, 2024. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.46 as of March 31, 2024, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the three months ended March 31, 2024 and there was $6,000 of intrinsic value of stock options exercised during the same period of 2023.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2024 and 2023.

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

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net income available to common stockholders	$38,871	$45,589

Average common shares outstanding	125,340	127,186
Average potential dilutive common shares	322	330
Average diluted common shares	125,662	127,516

Basic earnings per share	$0.31	$0.36
Diluted earnings per share	$0.31	$0.36

There were 410,490 stock options excluded from the three months ended March 31, 2024 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were 422,180 stock options excluded from the earnings per share calculation for the three months ended March 31, 2023 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest paid	$167,127	$95,048
Income taxes paid	422	207
Transfers of loans to foreclosed assets held for sale	661	131

NOTE 18: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three months ended March 31, 2024 and 2023 was $7.2 million and $11.3 million, respectively. Included in other income during the first quarter of 2023 was a $4.0 million legal reserve recapture associated with previously disclosed legal matters.

Other operating expenses consisted of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Professional services	$4,067	$4,409
Postage	2,037	2,324
Telephone	1,720	1,731
Credit card expense	3,328	3,189
Marketing	6,648	6,210
Software and technology	10,743	10,356
Operating supplies	639	605
Amortization of intangibles	3,850	4,096
Branch right sizing expense	236	979
Other expense	9,245	9,187
Total other operating expenses	$42,513	$43,086

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

At March 31, 2024, the Company had outstanding commitments to extend credit aggregating approximately $751.7 million and $4.14 billion for credit card commitments and other loan commitments, respectively. At December 31, 2023, the Company had outstanding commitments to extend credit aggregating approximately $738.2 million and $4.17 billion for credit card commitments and other loan commitments, respectively.

As of March 31, 2024, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $30.2 million. At December 31, 2023, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $16.6 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $55.7 million and $54.2 million at March 31, 2024, and December 31, 2023, respectively, with terms ranging from 9 months to 15 years. At March 31, 2024 and December 31, 2023, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $837.6 million and $580.8 million at March 31, 2024 and December 31, 2023, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2024 and December 31, 2023, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Available-for-sale securities
U.S. Treasury	$1,964	$1,964	$—	$—
U.S. Government agencies	69,801	—	69,801	—
Mortgage-backed securities	1,845,364	—	1,845,364	—
State and political subdivisions	874,849	—	874,849	—
Other securities	235,580	—	235,580	—
Mortgage loans held for sale	11,899	—	—	11,899
Derivative asset	146,766	—	146,766	—
Derivative liability	(27,621)	—	(27,621)	—

December 31, 2023
Available-for-sale securities
U.S. Treasury	$2,254	$2,254	$—	$—
U.S. Government agencies	72,502	—	72,502	—
Mortgage-backed securities	1,940,307	—	1,940,307	—
States and political subdivisions	902,793	—	902,793	—
Other securities	234,297	—	234,297	—
Mortgage loans held for sale	9,373	—	—	9,373
Derivative asset	130,271	—	130,271	—
Derivative liability	(27,584)	—	(27,584)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$147,961	$—	$—	$147,961
Foreclosed assets and other real estate owned (1)	2,285	—	—	2,285

December 31, 2023
Individually assessed loans (1) (2) (collateral-dependent)	$144,604	$—	$—	$144,604
Foreclosed assets and other real estate owned (1)	3,646	—	—	3,646
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $21.8 million and $18.7 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2024 and December 31, 2023, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2024
Financial assets:
Cash and cash equivalents	$603,303	$603,303	$—	$—	$603,303
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,707,258	—	3,049,282	—	3,049,282
Interest receivable	122,781	—	122,781	—	122,781
Loans, net	16,774,393	—	—	15,786,397	15,786,397

Financial liabilities:
Noninterest bearing transaction accounts	4,697,539	—	4,697,539	—	4,697,539
Interest bearing transaction accounts and savings deposits	11,071,762	—	11,071,762	—	11,071,762
Time deposits	6,583,703	—	—	6,549,191	6,549,191
Federal funds purchased and securities sold under agreements to repurchase	58,760	—	58,760	—	58,760
Other borrowings	871,874	—	869,691	—	869,691
Subordinated notes and debentures	366,179	—	355,921	—	355,921
Interest payable	39,234	—	39,234	—	39,234

December 31, 2023
Financial assets:
Cash and cash equivalents	$614,092	$614,092	$—	$—	$614,092
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,726,288	—	3,135,370	—	3,135,370
Interest receivable	122,430	—	122,430	—	122,430
Loans, net	16,620,439	—	—	15,734,766	15,734,766

Financial liabilities:
Noninterest bearing transaction accounts	4,800,880	—	4,800,880	—	4,800,880
Interest bearing transaction accounts and savings deposits	10,997,425	—	10,997,425	—	10,997,425
Time deposits	6,446,673	—	—	6,414,222	6,414,222
Federal funds purchased and securities sold under agreements to repurchase	67,969	—	67,969	—	67,969
Other borrowings	972,366	—	970,846	—	970,846
Subordinated notes and debentures	366,141	—	349,424	—	349,424
Interest payable	35,618	—	35,618	—	35,618

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

Hedge Structures

The Company will seek to enter derivative structures that most effectively address the risk exposure and structural terms of the underlying position being hedged. The term and notional principal amount of a hedge transaction will not exceed the term or principal amount of the underlying exposure. In addition, the Company will use hedge indices which are the same as, or highly correlated to, the index or rate on the underlying exposure. Derivative credit exposure is monitored on an ongoing basis for each customer transaction and aggregate exposure to each counterparty is tracked. The Company has set a maximum outstanding notional contract amount at 25% of the Company’s assets.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the three month period ended March 31, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $12.4 million.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				March 31, 2024		December 31, 2023
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$119,078	$1,001,715	$102,644

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Investment securities - Available-for-sale	$923,257	$940,010	$119,411	$104,408

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	March 31, 2024		December 31, 2023
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$598,443	$27,688	$551,314	$27,627
Derivative liabilities	599,396	27,621	552,274	27,584

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $19.4 million as of March 31, 2024.

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

During the second quarter of 2023, the Company’s remaining energy hedge swap contracts expired and there were no outstanding notional values related to these contracts as of March 31, 2024. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (“the Company”) as of March 31, 2024, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2024

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended March 31, 2024 to our results of operations for the three months ended December 31, 2023 and March 31, 2023, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During the first three months of 2024, we delivered solid results in the quarter that clearly reflect our driving principles centered on a strong risk management culture, profitability and organic growth. We remain resolute in serving our customers’ financial needs while diligently focusing on maintaining strong asset quality, capital and liquidity positions, and on strategies to improve our financial performance and maximize the value of our shareholders’ investment in the current rate environment. We believe that our liquidity is solid and that our capital is strong:

•Deposits were stable during the quarter, which highlights the granularity of our deposit base, as well as the long-term relationships we have with many of our customers. Total deposits as of March 31, 2024 were $22.35 billion, compared to $22.24 billion as of December 31, 2023. Uninsured deposits (excluding collateralized deposits and intercompany deposits) as of March 31, 2024 were approximately $4.64 billion, or 21% of total deposits.

•Capital levels were steady during the quarter, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of March 31, 2024 (see Table 11 in the Risk-Based Capital section below). As of March 31, 2024, our ratio of common equity to total assets was 12.56%, the ratio of tangible common equity to tangible assets was 7.75% and our Tier 1 leverage ratio was 9.44%.

•Key credit quality metrics as of March 31, 2024 also remained solid, with our nonperforming loan coverage ratio at 212% and our allowance for credit losses as a percent of total loans ratio was 1.34%.

•Significant liquidity position with a loan to deposit ratio of 76% as of March 31, 2024 and December 31, 2023. Additional liquidity sources available to us as of March 31, 2024 totaled $11.46 billion and our uninsured, non-collateralized deposit coverage ratio was 2.5x.

Net income for the three months ended March 31, 2024 was $38.9 million, or $0.31 diluted earnings per share, compared to net income of $23.9 million, or $0.19 diluted earnings per share, and $45.6 million, or $0.36 diluted earnings per share, for the three months ended December 31, 2023 and March 31, 2023, respectively. Included in the results for the three months ended March 31, 2024 were certain items related to a FDIC special assessment and early retirement program costs; results for the three months ended December 31, 2023 included certain items related to a FDIC special assessment, early retirement program costs and loss on sale of securities; and results for the three months ended March 31, 2023 included certain items related to acquisition costs. Also included in each comparative period end results were certain items related to branch right sizing initiatives. Excluding these certain items and the tax effect, adjusted earnings for the three months ended March 31, 2024 were $40.4 million, or $0.32 adjusted diluted earnings per share, compared to $50.2 million, or $0.40 adjusted diluted earnings per share, and $47.3 million, or $0.37 adjusted diluted earnings per share, for the three months ended December 31, 2023 and March 31, 2023, respectively.

Credit trends throughout the industry are beginning to normalize after an extended period at historically low levels. Asset quality metrics remain strong and reflect our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of March 31, 2024, December 31, 2023, and March 31, 2023 were $107.3 million, $84.5 million, and $63.7 million, respectively. Non-performing assets as a percent of total assets were 0.41% at March 31, 2024, compared to 0.33% at December 31, 2023 and 0.26% at March 31, 2023.

Stockholders’ equity as of March 31, 2024 was $3.44 billion, book value per share was $27.42 and tangible book value per share was $16.02.

Total loans were $17.00 billion at March 31, 2024, compared to $16.85 billion at December 31, 2023, reflecting our focus on maintaining disciplined pricing strategies and prudent underwriting standards given in light of uncertainty related to near-term economic activity and conditions in our markets. Our unfunded commitments were $4.14 billion and $4.17 billion as of March 31, 2024 and December 31, 2023, respectively. Our commercial loan pipeline experienced growth for the third consecutive quarter and totaled $1.01 billion as of March 31, 2024, compared to $948.2 million at December 31, 2023.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of March 31, 2024, has approximately $27.4 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of March 31, 2024. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 41% of our loan portfolio and approximately 89% of our time deposits have repriced in one year or less. As of March 31, 2024, our interest rate sensitivity shows that approximately 44% of our loans and 94% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended March 31, 2024, net interest income on a fully taxable equivalent basis was $158.3 million, a decrease of $3.8 million, or 2.4%, compared to the three months ended December 31, 2023. The decrease in net interest income was primarily the result of a $1.0 million decrease in fully tax equivalent interest income, coupled by a $2.9 million increase in interest expense.

The decrease in interest income primarily resulted from a $61,000 increase in interest income on loans, more than offset by a decrease of $919,000 in interest income on investment securities. The marginal increase in interest income provided by loans reflects an increase in loan volume of $1.7 million, offset by a $1.6 million decrease in interest income related to loan yield. While the loan yield for the first quarter of 2024 was 6.24% compared to 6.20% from the preceding sequential quarter, representing a 4 basis point increase, the lower number of days during the three month period ended March 31, 2024 led to the decrease in interest income related to loan yield. The decrease in interest income on investment securities was primarily due to a $2.5 million decrease in volume related to our taxable investment portfolio, as our portfolio experienced pay downs and maturities over the period, which was reinvested into our loan portfolio. Also contributing to the decrease in the average portfolio balance of our investment securities portfolio was a targeted sale of $241.1 million of lower-yielding AFS securities late in the fourth quarter of 2023, the proceeds of which we used to pay off higher-rate wholesale fundings. The decrease in interest income on taxable investment securities due to volume decreases was mitigated by a $1.8 million increase in interest income on taxable investment securities due to yield increases of 22 basis points.

The $2.9 million increase in interest expense is mostly due to the increase in deposit account rates and change in deposit mix as consumers migrate toward higher rate deposits in the current higher rate environment. Interest expense increased $6.0 million due to the increase in rate of 17 basis points on interest-bearing deposit accounts as pricing measures were implemented to defend the core deposit base. Interest expense also increased $2.0 million due to the increase in deposit volume over the period. The increases due to deposit volume and yields were partially offset by the reduced reliance on other wholesale borrowings sources, which led to a $5.0 million decrease in interest expense.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the three month period ended March 31, 2024 decreased $25.8 million, or 14.0%, over the same period in 2023. The decrease in net interest income on a fully taxable equivalent basis was the result of a $43.6 million increase in fully tax equivalent interest income, more than offset by a $69.4 million increase in interest expense.

The increase in interest income during the three month period ended March 31, 2024 resulted from increases in interest income on loans and investments, primarily as a result of rising market interest rates. The increase in interest income on loans of $34.2 million reflects an increase in loan volume of $8.2 million coupled with a 57 basis point rise in loan yield that resulted in a $26.0 million increase. The increase in our loan volume was due to solid organic loan growth over the comparative period. The increase of $9.2 million in interest income on investment securities is primarily related to an increase of $15.1 million in interest income on taxable investment securities due to yield increases over the period of 138 basis points. The increase in interest income on taxable investment securities due to yield increases was mitigated by a $5.7 million decrease due to the decline in our taxable investment portfolio average balances which decreased by $768.5 million or 15.6%, as our portfolio experienced pay downs, maturities and a strategic sale as discussed above.

The $69.4 million increase in interest expense is mainly due to the increase in our deposit account rates over the period, combined with the change in deposit mix as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. Interest expense increased $55.4 million due to the increase in rate of 138 basis points on interest-bearing deposit accounts and increased $9.0 million due to the increase in deposit volume over the period. Further, an increase of $2.8 million to interest expense was related to an increase in other borrowings during the same period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 2.66% for the three month period ended March 31, 2024, as compared to 2.68% and 3.09% for the three months ended December 31, 2023 and March 31, 2023, respectively. While net interest margin was relatively flat compared to the preceding sequential quarter with a decrease of 2 basis points, net interest margin decreased 43 basis points during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease when compared to the same period in the prior year was primarily due to the rising deposit rate pressure from increased market competition and consumer migration toward higher rate deposits.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2024	2023	2023
Interest income	$322,649	$323,518	$279,137
FTE adjustment	6,422	6,511	6,311
Interest income – FTE	329,071	330,029	285,448
Interest expense	170,743	167,890	101,302
Net interest income – FTE	$158,328	$162,139	$184,146

Yield on earning assets – FTE	5.53%	5.46%	4.78%
Cost of interest bearing liabilities	3.64%	3.53%	2.26%
Net interest spread – FTE	1.89%	1.93%	2.52%
Net interest margin – FTE	2.66%	2.68%	3.09%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended
(In thousands)	March 31, 2024 compared to December 31, 2023	March 31, 2024 compared to March 31, 2023
Increase (decrease) due to change in earning assets	$(382)	$1,491
Increase (decrease) due to change in earning asset yields	(576)	42,132
Increase (decrease) due to change in interest bearing liabilities	2,530	(9,781)
Decrease due to change in interest rates paid on interest bearing liabilities	(5,383)	(59,660)
Decrease in net interest income	$(3,811)	$(25,818)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$211,121	$3,010	5.73	$230,464	$3,115	5.36	$315,307	$2,783	3.58
Investment securities - taxable	4,162,455	42,198	4.08	4,410,681	42,895	3.86	4,930,945	32,804	2.70
Investment securities - non-taxable	2,635,368	21,301	3.25	2,555,125	21,523	3.34	2,624,642	21,522	3.33
Mortgage loans held for sale	9,048	148	6.58	7,644	143	7.42	5,470	82	6.08
Loans - including fees	16,900,496	262,414	6.24	16,793,211	262,353	6.20	16,329,761	228,257	5.67
Total interest earning assets	23,918,488	329,071	5.53	23,997,125	330,029	5.46	24,206,125	285,448	4.78
Non-earning assets	3,340,911			3,373,686			3,282,607
Total assets	$27,259,399			$27,370,811			$27,488,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,132,396	$78,692	2.84	$10,730,701	$71,412	2.64	$11,722,591	$47,990	1.66
Time deposits	6,448,014	73,241	4.57	6,509,663	72,458	4.42	5,155,055	39,538	3.11
Total interest bearing deposits	17,580,410	151,933	3.48	17,240,364	143,870	3.31	16,877,646	87,528	2.10
Federal funds purchased and securities sold under agreements to repurchase	54,160	189	1.40	65,871	232	1.40	148,673	323	0.88
Other borrowings	873,278	11,649	5.37	1,212,501	16,607	5.43	787,783	8,848	4.56
Subordinated debt and debentures	366,160	6,972	7.66	366,123	7,181	7.78	366,009	4,603	5.10
Total interest bearing liabilities	18,874,008	170,743	3.64	18,884,859	167,890	3.53	18,180,111	101,302	2.26

Noninterest bearing liabilities:
Noninterest bearing deposits	4,654,179			4,864,274			5,642,779
Other liabilities	284,191			285,431			295,191
Total liabilities	23,812,378			24,034,564			24,118,081
Stockholders’ equity	3,447,021			3,336,247			3,370,651
Total liabilities and stockholders’ equity	$27,259,399			$27,370,811			$27,488,732
Net interest spread – FTE			1.89			1.93			2.52
Net interest margin – FTE		$158,328	2.66		$162,139	2.68		$184,146	3.09

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 and March 31, 2023, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended
	March 31, 2024 compared to December 31, 2023			March 31, 2024 compared to March 31, 2023
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(269)	$164	$(105)	$(1,118)	$1,345	$227
Investment securities - taxable	(2,472)	1,775	(697)	(5,727)	15,121	9,394
Investment securities - non-taxable	664	(886)	(222)	88	(309)	(221)
Mortgage loans held for sale	24	(19)	5	58	8	66
Loans - including fees	1,671	(1,610)	61	8,190	25,967	34,157
Total	(382)	(576)	(958)	1,491	42,132	43,623

Interest expense:
Interest bearing transaction and savings accounts	2,735	4,545	7,280	(2,530)	33,232	30,702
Time deposits	(690)	1,473	783	11,552	22,151	33,703
Federal funds purchased and securities sold under agreements to repurchase	(41)	(2)	(43)	(269)	135	(134)
Other borrowings	(4,535)	(423)	(4,958)	1,026	1,775	2,801
Subordinated notes and debentures	1	(210)	(209)	2	2,367	2,369
Total	(2,530)	5,383	2,853	9,781	59,660	69,441
Increase (decrease) in net interest income	$2,148	$(5,959)	$(3,811)	$(8,290)	$(17,528)	$(25,818)

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

For the three months ended March 31, 2024, our provision for credit losses was $10.2 million as compared to $24.2 million for the same period ended March 31, 2023. Provision expense for the three months ended March 31, 2024 was related to loans and reflected loan growth in the quarter, as well as the impact of updated economic assumptions. Provision expense for the same period ended March 31, 2023 consisted of a $10.9 million expense related to loans and was primarily due to the impacts described above, combined with a $13.3 million expense related to securities and was due to decreases in the value of corporate bonds in the investment securities portfolio.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended March 31, 2024, total noninterest income was $43.2 million, an increase of approximately $21.2 million or 96.5%, compared to the three month period ended December 31, 2023. The sequential increase was primarily driven by a certain item related to the loss on sale of securities of $20.2 million during the three months ended December 31, 2023, which was due to a strategic decision to sell low yield securities and use the proceeds to pay off higher rate wholesale fundings, including both brokered deposits and FHLB advances. Adjusting for this certain item, adjusted noninterest income for the three months ended March 31, 2024, increased $992,000, or 2.4%, as compared to the three months ended December 31, 2023.

Noninterest income for the three months ended March 31, 2024 decreased by approximately $2.7 million or 5.8% as compared to the three months ended March 31, 2023. The decrease as compared to the same period in 2023 was primarily due to a $4.0 million legal reserve recapture associated with litigation recorded during the three months ended March 31, 2023, which was partially offset by a modest increase of $750,000 in mortgage lending income, coupled with an increase of $841,000 in bank owned life insurance income related to a higher earnings credit rate as compared to the prior period.

Table 5 shows noninterest income for the three month periods ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2024	2023	2023
Service charges on deposit accounts	$11,955	$12,782	$12,437	$(827)	(6.5)%	$(482)	(3.9)%
Debit and credit card fees	8,246	7,822	7,952	424	5.4	294	3.7
Wealth management fees	7,478	7,679	7,365	(201)	(2.6)	113	1.5
Mortgage lending income	2,320	1,603	1,570	717	44.7	750	47.8
Bank owned life insurance income	3,814	3,094	2,973	720	23.3	841	28.3
Other service charges and fees	2,199	2,346	2,282	(147)	(6.3)	(83)	(3.6)
Loss on sale of securities, net	—	(20,218)	—	20,218	(100.0)	—	—
Other income	7,172	6,866	11,256	306	4.5	(4,084)	(36.3)
Total noninterest income	$43,184	$21,974	$45,835	$21,210	96.5%	$(2,651)	(5.8)%

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $29.9 million, $30.6 million, and $30.0 million for the three month periods ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

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

Noninterest expense was $139.9 million for the three month period ended March 31, 2024, as compared to noninterest expense of $148.1 million for the three month period ended December 31, 2023, representing a decrease of $8.3 million, or 5.6%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing, FDIC special assessment and early retirement program costs, for the three months ended March 31, 2024, increased $5.1 million, or 3.9%, as compared to the three months ended December 31, 2023.

Noninterest expense for the three months ended March 31, 2024 decreased by approximately $3.3 million or 2.3% as compared to the three months ended March 31, 2023. Adjusted noninterest expense, which excludes branch right sizing, merger related costs (for the three months ended March 31, 2023), FDIC special assessment (for the three months ended March 31, 2024) and early retirement program costs (for the three months ended March 31, 2024), decreased $3.0 million, or 2.1%, as compared to the three months ended March 31, 2023.

Salaries and employee benefits expense increased $5.7 million during the three month period ended March 31, 2024 as compared to the preceding sequential quarter and decreased $4.4 million when compared to the same period in the prior year. Adjusted salaries and employee benefits expense, which excludes early retirement program costs, for the three months ended March 31, 2024, increased $6.5 million, or 9.8%, as compared to the preceding sequential quarter and decreased $4.6 million, or 6.0%, when compared to the same period in the prior year. The increase as compared to the preceding sequential quarter is primarily due to higher payroll taxes typically incurred during the first quarter, while the decrease as compared to the same period in the prior year is primarily due to the successful execution of programs as part of our Better Bank Initiative.

Deposit insurance expense for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 and three months ended March 31, 2023 decreased by $8.1 million and increased by $2.2 million, respectively. The variances in deposit insurance expense are significantly attributable to the FDIC special assessments of $1.5 million during the three months ended March 31, 2024 and $10.5 million during the three months ended December 31, 2023, which were levied to support the Deposit Insurance Fund following the failure of certain banks in 2023. Otherwise, increases in the base assessment rate related to changes in the mix of deposits contributed approximately $887,000 and $693,000 to the deposit insurance expense increases when comparing the three months ended March 31, 2024 to the three months ended December 31, 2023 and March 31, 2023, respectively.

Table 6 below shows noninterest expense for the three month periods ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2024	2023	2023
Salaries and employee benefits	$72,434	$65,950	$77,038	$6,484	9.8%	$(4,604)	(6.0)%
Early retirement program	219	1,032	—	(813)	(78.8)	219	—
Occupancy expense, net	12,258	11,733	11,578	525	4.5	680	5.9
Furniture and equipment expense	5,141	5,445	5,051	(304)	(5.6)	90	1.8
Other real estate and foreclosure expense	179	189	186	(10)	(5.3)	(7)	(3.8)
Deposit insurance	7,135	15,220	4,893	(8,085)	(53.1)	2,242	45.8
Merger related costs	—	—	1,396	—	—	(1,396)	(100.0)
Other operating expenses:
Professional services	4,067	5,169	4,409	(1,102)	(21.3)	(342)	(7.8)
Postage	2,037	2,485	2,324	(448)	(18.0)	(287)	(12.4)
Telephone	1,720	1,783	1,731	(63)	(3.5)	(11)	(0.6)
Debit and credit card	3,328	3,254	3,189	74	2.3	139	4.4
Marketing	6,648	5,967	6,210	681	11.4	438	7.1
Software and technology	10,743	11,231	10,356	(488)	(4.4)	387	3.7
Operating supplies	639	829	605	(190)	(22.9)	34	5.6
Amortization of intangibles	3,850	4,015	4,096	(165)	(4.1)	(246)	(6.0)
Branch right sizing	236	3,846	979	(3,610)	(93.9)	(743)	(75.9)
Other	9,245	9,991	9,187	(746)	(7.5)	58	0.6
Total noninterest expense	$139,879	$148,139	$143,228	$(8,260)	(5.6)%	$(3,349)	(2.3)%

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

HTM and AFS investment securities were $3.71 billion and $3.03 billion, respectively, at March 31, 2024, compared to the HTM amount of $3.73 billion and AFS amount of $3.15 billion at December 31, 2023. We will continue to look for opportunities to maximize the value of the investment portfolio.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. The related remaining combined net unrealized losses of $121.9 million in accumulated other comprehensive income (loss) as of March 31, 2024 will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

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

Furthermore, as of March 31, 2024, we have the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost, we do not have an immediate intent to sell the securities classified as AFS, and we believe the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. During 2024, we may continue to evaluate targeted sales of AFS securities based on prevailing market conditions and our funding and liquidity positions. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024, we believe the declines in fair value are temporary and we do not believe any of the securities are impaired due to reasons of credit quality.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the three months ended March 31, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $12.4 million.

LOAN PORTFOLIO

Our loan portfolio averaged $16.90 billion and $16.33 billion during the first three months of 2024 and 2023, respectively. As of March 31, 2024, total loans were $17.00 billion, an increase of $156.1 million from December 31, 2023. The increase in the average loan balance during the first three months of 2024 when compared to the same period in 2023 is primarily due to the continued widespread organic loan growth throughout our geographic markets over the comparative period. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	March 31,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$182,742	$191,204
Other consumer	124,531	127,462
Total consumer	307,273	318,666
Real estate:
Construction and development	3,331,739	3,144,220
Single family residential	2,624,738	2,641,556
Other commercial	7,508,049	7,552,410
Total real estate	13,464,526	13,338,186
Commercial:
Commercial	2,499,311	2,490,176
Agricultural	226,642	232,710
Total commercial	2,725,953	2,722,886
Other	504,008	465,932
Total loans before allowance for credit losses	$17,001,760	$16,845,670

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $307.3 million at March 31, 2024, or 1.8% of total loans, compared to $318.7 million, or 1.9% of total loans at December 31, 2023. The decrease in consumer loans from December 31, 2023, to March 31, 2024, was primarily due to loan payoffs and pay downs within the credit card portfolio during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.46 billion at March 31, 2024, or 79.2% of total loans, compared to $13.34 billion, or 79.2%, of total loans at December 31, 2023, an increase of $126.3 million, or 0.9%. Our C&D loans increased by $187.5 million, or 6.0%, single family residential loans decreased by $16.8 million, or 0.6%, and CRE loans decreased by $44.4 million, or 0.6%. The incremental changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first three months of 2024. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.73 billion at March 31, 2024, or 16.0% of total loans, compared to $2.72 billion, or 16.2% of total loans at December 31, 2023, an increase of $3.1 million, or 0.1%. The modest increase in non-real estate loans related to business of $9.1 million, or 0.4%, was partially offset by the decrease in agricultural loans of $6.1 million, or 2.6%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first three months of 2024 as compared to December 31, 2023, and was coupled with continued organic growth in our municipal loans during the quarter, leading to an increase of $38.1 million in other loans.

While loan growth was widespread throughout our geographic markets and was generally broad-based by loan type during the first three months of 2024, loan growth during the first quarter of 2024 reflected moderating demand and increased payoff activity, as we focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Our commercial loan pipeline consisting of all commercial loan opportunities was $1.01 billion at March 31, 2024 compared to $948.2 million at December 31, 2023. Loans approved and ready to close at the end of the quarter totaled $380.9 million.

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

Total non-performing assets increased $22.0 million from December 31, 2023 to March 31, 2024. Nonaccrual loans increased by $22.5 million from December 31, 2023 and foreclosed assets held for sale and other real estate owned decreased $562,000 as compared to December 31, 2023. The increase in nonaccrual assets was primarily due to two large loans being placed in nonaccrual status during the period. One is an $11.0 million asset based lending loan and the other is a $6.6 million non-owner occupied real estate loan to a business that was negatively impacted by the COVID-19 pandemic.

Non-performing assets, including modifications to borrowers experiencing financial difficulty (“FDMs”) and acquired foreclosed assets, as a percent of total assets were 0.53% at March 31, 2024, compared to 0.45% at December 31, 2023. From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

We have internal loan modification programs for borrowers experiencing financial difficulties. Modifications to borrowers experiencing financial difficulties may include interest rate reductions, principal or interest forgiveness and/or term extensions. We primarily use interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

There were no loan modifications granted to borrowers experiencing financial difficulty during the three month periods ended March 31, 2024 and 2023.

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.34% as of March 31, 2024. Non-performing loans equaled 0.63% of total loans. Non-performing assets were 0.41% of total assets, an 8 basis point increase from December 31, 2023. The allowance for credit losses was 212% of non-performing loans. Our annualized net charge-offs to average total loans ratio for the first three months of 2024 was 0.19%. Annualized net credit card charge-offs to average total credit card loans were 2.88% for the first three months of 2024, compared to 2.20% during the full year 2023, and 119 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Non-performing Assets

	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Nonaccrual loans (1)	$105,788	$83,325	$63,218
Loans past due 90 days or more (principal or interest payments)	1,527	1,147	437
Total non-performing loans	107,315	84,472	63,655
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	3,511	4,073	2,721
Other non-performing assets	1,491	1,726	5,012
Total other non-performing assets	5,002	5,799	7,733
Total non-performing assets	$112,317	$90,271	$71,388

Performing FDMs	$33,576	$33,577	$2,183
Allowance for credit losses to non-performing loans	212%	267%	324%
Non-performing loans to total loans	0.63%	0.50%	0.38%
Non-performing assets (including performing FDMs) to total assets	0.53%	0.45%	0.27%
Non-performing assets to total assets	0.41%	0.33%	0.26%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $282,000 at December 31, 2023.

The interest income on nonaccrual loans is not considered material for the three month periods ended March 31, 2024 and 2023.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2024	2023
Balance, beginning of year	$225,231	$196,955

Loans charged off:
Credit card	1,646	1,076
Other consumer	732	456
Real estate	2,857	1,204
Commercial	4,593	413
Total loans charged off	9,828	3,149
Recoveries of loans previously charged off:
Credit card	248	234
Other consumer	333	240
Real estate	735	294
Commercial	442	1,067
Total recoveries	1,758	1,835
Net loans charged off	8,070	1,314
Provision for credit losses	10,206	10,916
Balance, March 31,	$227,367	$206,557

Loans charged off:
Credit card		4,227
Other consumer		2,066
Real estate		11,181
Commercial		5,549
Total loans charged off		23,023
Recoveries of loans previously charged off:
Credit card		774
Other consumer		1,298
Real estate		2,092
Commercial		1,025
Total recoveries		5,189
Net loans charged off		17,834
Provision for credit losses		36,508
Balance, end of year		$225,231

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three months ended March 31, 2024 and 2023, and for the year ended December 31, 2023, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of March 31, 2024, the allowance for credit losses reflected an increase of approximately $2.1 million from December 31, 2023, while total loans increased by $156.1 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first three months of 2024 was primarily due to the loan growth experienced during the first quarter of the year, as well as refreshed economic forecasts. Our allowance for credit losses at March 31, 2024 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,768	1.1%	$5,868	1.1%
Other consumer	5,994	3.7%	5,716	3.5%
Real estate	180,414	79.2%	177,177	79.2%
Commercial	35,191	16.0%	36,470	16.2%
Total	$227,367	100.0%	$225,231	100.0%

Allowance for credit losses to period-end loans	1.34%		1.34%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 233 financial centers as of March 31, 2024. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of March 31, 2024, core deposits comprised 78.6% of our total deposits.

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

Our total deposits as of March 31, 2024, were $22.35 billion, compared to $22.24 billion as of December 31, 2023. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.77 billion at March 31, 2024, compared to $15.80 billion at December 31, 2023, a slight decrease of $29.0 million. Total time deposits increased $137.0 million to $6.58 billion at March 31, 2024, from $6.45 billion at December 31, 2023. We had $3.02 billion and $2.90 billion of brokered deposits at March 31, 2024, and December 31, 2023, respectively. The change in the mix of deposits at March 31, 2024 as compared to December 31, 2023 reflects increased market competition and consumer migration toward higher rate deposits, principally certificates of deposit, given the rapid increase in interest rates that has occurred over the past year. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.24 billion and $1.34 billion at March 31, 2024 and December 31, 2023, respectively. The outstanding balance for March 31, 2024 includes $853.2 million in FHLB advances; $366.2 million in subordinated notes and unamortized debt issuance costs; and $18.7 million of other long-term debt. FHLB advances outstanding at March 31, 2024 are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

CAPITAL

Overview

At March 31, 2024, total capital was $3.44 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2024, our common equity to asset ratio was 12.56% compared to 12.53% at year-end 2023.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Stock Repurchase Program

In January 2022, our Board of Directors authorized a stock repurchase program (the “2022 Program”) under which we could repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, our Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2024 Program will be executed in accordance with Rule 10b-18 under the Exchange Act and will terminate on January 31, 2026 (unless terminated sooner).

No shares were repurchased during the three month periods ended March 31, 2024 and 2023.

Under the 2024 Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2024 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The 2024 Program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for this 2024 Program to come from available sources of liquidity, including cash on hand and future cash flow.

Cash Dividends

We declared cash dividends on our common stock of $0.21 per share for the first three months of 2024 compared to $0.20 per share for the first three months of 2023, an increase of $0.01, or 5%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2024, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The Company’s risk-based capital ratios at March 31, 2024 and December 31, 2023 are presented in Table 11 below:

Table 11: Risk-Based Capital

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Tier 1 capital:
Stockholders’ equity	$3,439,126	$3,426,488
CECL transition provision	30,873	61,746
Goodwill and other intangible assets	(1,394,672)	(1,398,810)
Unrealized loss on available-for-sale securities, net of income taxes	408,016	404,375
Total Tier 1 capital	2,483,343	2,493,799
Tier 2 capital:
Subordinated notes and debentures	366,179	366,141
Subordinated debt phase out	(66,000)	(66,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	214,660	170,977
Total Tier 2 capital	514,839	471,118
Total risk-based capital	$2,998,182	$2,964,917

Risk weighted assets	$20,782,094	$20,599,238

Assets for leverage ratio	$26,312,873	$26,552,988

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.95%	12.11%
Tier 1 leverage ratio	9.44%	9.39%
Tier 1 risk-based capital ratio	11.95%	12.11%
Total risk-based capital ratio	14.43%	14.39%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. Qualifying subordinated debt of $300.2 million is included as Tier 2 and total capital as of March 31, 2024 and December 31, 2023.

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

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, including policies of the Federal Reserve, as well as legislative and regulatory changes; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; changes in liquidity; inflation; changes in the level and composition of deposits, loan demand, deposit flows, credit quality and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock; developments in information technology affecting the financial industry; changes in customer behaviors, including consumer spending, borrowing and saving habits; cyber threats, attacks or events, including at third-parties with which we rely on for key services; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine and between Israel and Hamas) or other major events, or the prospect of these events; changes in customer behavior, including consumer spending, borrowing and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns that led to the large regional bank failures during 2023 may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; increased unemployment; labor shortages; changes in accounting principles relating to loan loss recognition (current expected credit losses); the Company’s ability to manage and successfully integrate its mergers and acquisitions and to fully realize cost savings and other benefits associated with those transactions; the effects of government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, cell phone/tablet, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, OREO, and other cautionary statements set forth elsewhere in this report. Additional information on factors that might cause the Company’s results to differ materially from those disclosed in the forward-looking statements is included in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report, the Company’s annual report on Form 10-K for the year ended December 31, 2023, and related disclosures in other filings with the SEC, which are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch right sizing costs, merger related costs, FDIC special assessment, loss (gain) on sale of securities and early retirement program costs}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), adjusted noninterest expense (non-GAAP), adjusted salaries and employee benefits expense (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The Company has updated its calculation of certain non-GAAP financial measures to exclude the impact of gains or losses on the sale of AFS investment securities in light of the impact of the Company’s strategic AFS investment securities transactions during the fourth quarter of 2023 and has presented past periods on a comparable basis.

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

We have $1.430 billion and $1.433 billion total goodwill and other intangible assets for the periods ended March 31, 2024 and December 31, 2023, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 12: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except per share data)	2024	2023	2023
Net income available to common stockholders	$38,871	$23,907	$45,589
Certain items:
FDIC Special Assessment	1,549	10,521	—
Merger related costs	—	—	1,396
Early retirement program	219	1,032	—
Loss on sale of securities	—	20,218	—
Branch right sizing (net)	236	3,846	979
Tax effect (1)	(524)	(9,309)	(621)
Certain items, net of tax	1,480	26,308	1,754
Adjusted earnings (non-GAAP)	$40,351	$50,215	$47,343

Diluted earnings per share(2)	$0.31	$0.19	$0.36
Certain items:
FDIC Special Assessment	0.01	0.08	—
Merger related costs	—	—	0.01
Early retirement program	—	0.01	—
Loss on sale of securities	—	0.16	—
Branch right sizing (net)	—	0.03	0.01
Tax effect (1)	—	(0.07)	(0.01)
Certain items, net of tax	0.01	0.21	0.01
Adjusted diluted earnings per share (non-GAAP)	$0.32	$0.40	$0.37
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 16, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 13 below for the reconciliation of adjusted noninterest income, adjusted noninterest expense and adjusted salaries and employee benefits expense for the periods presented.

Table 13: Reconciliation of Adjusted Noninterest Income (non-GAAP), Adjusted Noninterest Expense (non-GAAP) and Adjusted Salaries and Employee Benefits Expense (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2024	2023	2023
Noninterest income	$43,184	$21,974	$45,835
Certain items:
Loss on sale of securities	—	20,218	—
Total certain items	—	20,218	—
Adjusted noninterest income (non-GAAP)	$43,184	$42,192	$45,835

Noninterest expense	$139,879	$148,139	$143,228
Certain items:
Merger related costs	—	—	(1,396)
Early retirement program	(219)	(1,032)	—
FDIC Special Assessment	(1,549)	(10,521)	—
Branch right sizing	(236)	(3,846)	(979)
Total certain items	(2,004)	(15,399)	(2,375)
Adjusted noninterest expense (non-GAAP)	$137,875	$132,740	$140,853

Salaries and employee benefits expense	$72,653	$66,982	$77,038
Early retirement program	(219)	(1,032)	—
Other	—	2	—
Adjusted salaries and employee benefits expense (non-GAAP)	$72,434	$65,952	$77,038

See Table 14 below for the reconciliation of tangible book value per common share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	March 31,	December 31,
(In thousands, except per share data)	2024	2023
Total common stockholders’ equity	$3,439,126	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(108,795)	(112,645)
Total intangibles	(1,429,594)	(1,433,444)
Tangible common stockholders’ equity	$2,009,532	$1,993,044
Shares of common stock outstanding	125,419,618	125,184,119

Book value per common share	$27.42	$27.37

Tangible book value per common share (non-GAAP)	$16.02	$15.92

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Total common stockholders’ equity	$3,439,126	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(108,795)	(112,645)
Total intangibles	(1,429,594)	(1,433,444)
Tangible common stockholders’ equity	$2,009,532	$1,993,044

Total assets	$27,372,175	$27,345,674
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(108,795)	(112,645)
Total intangibles	(1,429,594)	(1,433,444)
Tangible assets	$25,942,581	$25,912,230

Ratio of common equity to assets	12.56%	12.53%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.75%	7.69%

See Table 16 below for the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 16: Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

	March 31,	December 31,
(In thousands)	2024	2023
Uninsured deposits at Simmons Bank	$8,413,514	$8,328,444
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,995,241	2,846,716
Less: Intercompany eliminations	775,461	728,480
Total uninsured, non-collateralized deposits	$4,642,812	$4,753,248

FHLB borrowing availability	$5,326,000	$5,401,000
Unpledged securities	4,122,000	3,817,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	2,009,000	1,998,000
Additional liquidity sources	$11,457,000	$11,216,000

Uninsured, non-collateralized deposit coverage ratio	2.5x	2.4x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in its subsidiary bank and depends upon the dividends paid to it, as the sole shareholder of the subsidiary bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2024, undivided profits of Simmons Bank were approximately $515.4 million, of which approximately $16.6 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of March 31, 2024, the Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $5.33 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 45.0% of the investment portfolio is classified as available-for-sale, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2024, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of 3.72% and 7.64%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in positive variances in net interest income of 2.31% and 5.63%, respectively, relative to the base case over the next 12 months. These results reflect a liability-sensitive balance sheet and are consistent with the Company’s shift toward short-term funding combined with relatively little change in the mix of interest-earning assets. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2024:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(7.64)%
Up 100 basis points	(3.72)%
Down 100 basis points	2.31%
Down 200 basis points	5.63%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 12, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In January 2022, our Board of Directors authorized a stock repurchase program (the “2022 Program”) under which we could repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, our Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2024 Program will be executed in accordance with Rule 10b-18 under the Exchange Act, and will terminate on January 31, 2026 (unless terminated sooner). The timing, pricing, and amount of any repurchases under the 2024 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements.

Information concerning our purchases of common stock during the quarter ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$175,000,000
February 1, 2024 - February 29, 2024	—	—	—	$175,000,000
March 1, 2024 - March 31, 2024	—	—	—	$175,000,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on February 18, 2022 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan - 2024 Form).*
10.2	Form of Performance Cash Award Agreement (2023 Plan - 2024 Form).*
10.3	Form of Performance Share Unit Award Agreement (2023 Plan - 2024 Form).*
10.4	Indemnification Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).
10.5	Executive Change in Control Severance Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).
10.6	Deferred Compensation Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

Exhibit No.	Description
14.2	Simmons First National Corporation Finance Group Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
15.1	Awareness Letter of FORVIS, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 7, 2024	/s/ Robert A. Fehlman
Robert A. Fehlman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2024	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)