Form 10-Q
period 2024-06-30
SIMMONS FIRST NATIONAL CORP
filed 2024-08-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2024, was 125,550,914.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2024

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2024 and December 31, 2023

	June 30,	December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$320,021	$345,258
Interest bearing balances due from banks and federal funds sold	254,312	268,834
Cash and cash equivalents	574,333	614,092
Interest bearing balances due from banks - time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at June 30, 2024 and December 31, 2023	3,685,450	3,726,288
Available-for-sale, (amortized cost of $3,255,738 and $3,509,709 at June 30, 2024 and December 31, 2023, respectively)	2,885,904	3,152,153
Total investments	6,571,354	6,878,441
Mortgage loans held for sale	13,053	9,373
Loans	17,192,437	16,845,670
Allowance for credit losses on loans	(230,389)	(225,231)
Net loans	16,962,048	16,620,439
Premises and equipment	581,893	570,678
Foreclosed assets and other real estate owned	2,209	4,073
Interest receivable	126,625	122,430
Bank owned life insurance	505,023	500,559
Goodwill	1,320,799	1,320,799
Other intangible assets	104,943	112,645
Other assets	606,692	592,045
Total assets	$27,369,072	$27,345,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,624,186	$4,800,880
Interest bearing transaction accounts and savings deposits	10,925,179	10,997,425
Time deposits	6,291,518	6,446,673
Total deposits	21,840,883	22,244,978
Federal funds purchased and securities sold under agreements to repurchase	52,705	67,969
Other borrowings	1,346,378	972,366
Subordinated notes and debentures	366,217	366,141
Accrued interest and other liabilities	304,020	267,732
Total liabilities	23,910,203	23,919,186

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at June 30, 2024 and December 31, 2023; 125,487,520 and 125,184,119 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,255	1,252
Surplus	2,506,469	2,499,930
Undivided profits	1,356,626	1,329,681
Accumulated other comprehensive loss	(405,481)	(404,375)
Total stockholders’ equity	3,458,869	3,426,488
Total liabilities and stockholders’ equity	$27,369,072	$27,345,674

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$270,937	$244,292	$532,427	$471,790
Interest bearing balances due from banks and federal funds sold	2,964	4,023	5,974	6,806
Investment securities	55,050	48,751	113,051	97,525
Mortgage loans held for sale	194	154	342	236
TOTAL INTEREST INCOME	329,145	297,220	651,794	576,357

INTEREST EXPENSE
Deposits	153,033	108,364	304,966	195,892
Federal funds purchased and securities sold under agreements to repurchase	156	318	345	641
Other borrowings	15,025	18,612	26,674	27,460
Subordinated notes and debentures	7,026	6,696	13,998	11,299
TOTAL INTEREST EXPENSE	175,240	133,990	345,983	235,292

NET INTEREST INCOME	153,905	163,230	305,811	341,065
Provision for credit losses	11,099	61	21,305	24,277

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	142,806	163,169	284,506	316,788

NONINTEREST INCOME
Service charges on deposit accounts	12,252	12,882	24,207	25,319
Debit and credit card fees	8,162	7,986	16,408	15,938
Wealth management fees	8,274	7,440	15,752	14,805
Mortgage lending income	1,973	2,403	4,293	3,973
Bank owned life insurance income	3,876	2,555	7,690	5,528
Other service charges and fees	2,352	2,262	4,551	4,544
Loss on sale of securities, net	—	(391)	—	(391)
Other income	6,410	9,843	13,582	21,099
TOTAL NONINTEREST INCOME	43,299	44,980	86,483	90,815

NONINTEREST EXPENSE
Salaries and employee benefits	70,716	74,723	143,369	151,761
Occupancy expense, net	11,864	11,410	24,122	22,988
Furniture and equipment expense	5,623	5,128	10,764	10,179
Other real estate and foreclosure expense	117	289	296	475
Deposit insurance	5,682	5,201	12,817	10,094
Merger related costs	—	19	—	1,415
Other operating expenses	45,352	42,926	87,865	86,012
TOTAL NONINTEREST EXPENSE	139,354	139,696	279,233	282,924

INCOME BEFORE INCOME TAXES	46,751	68,453	91,756	124,679
Provision for income taxes	5,988	10,139	12,122	20,776

NET INCOME	$40,763	$58,314	$79,634	$103,903
BASIC EARNINGS PER SHARE	$0.32	$0.46	$0.64	$0.82
DILUTED EARNINGS PER SHARE	$0.32	$0.46	$0.63	$0.82
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
NET INCOME	$40,763	$58,314	$79,634	$103,903

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	363	(34,464)	(25,786)	35,499
Less: Reclassification adjustment for realized losses included in net income	—	(391)	—	(391)
Less: Realized gains (losses) on available-for-sale securities interest rate hedges	2,793	(28,506)	(12,582)	(14,961)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(5,862)	(6,505)	(11,707)	(13,553)
Other comprehensive income (loss), before tax effect	3,432	938	(1,497)	64,404
Less: Tax effect of other comprehensive income (loss)	897	245	(391)	16,832

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,535	693	(1,106)	47,572

COMPREHENSIVE INCOME	$43,298	$59,007	$78,528	$151,475

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023

(In thousands)	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$79,634	$103,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,211	23,954
Provision for credit losses	21,305	24,277
Loss on sale of investments	—	391
Net amortization of investment securities and assets	8,907	6,295
Net amortization on borrowings	76	76
Stock-based compensation expense	7,537	8,018
Loss (gain) on sale of foreclosed assets and other real estate owned	186	(225)
Gain on sale of mortgage loans held for sale	(4,010)	(3,683)
Loss on sale of loans	234	—
Deferred income taxes	(1,238)	(335)
Income from bank owned life insurance	(8,041)	(6,716)
Originations of mortgage loans held for sale	(77,183)	(133,076)
Proceeds from sale of mortgage loans held for sale	77,513	129,903
Changes in assets and liabilities:
Interest receivable	(4,195)	(539)
Other assets	(13,082)	(1,548)
Accrued interest and other liabilities	41,335	27,658
Income taxes payable	(8,535)	(19,421)
Net cash provided by operating activities	143,654	158,932

INVESTING ACTIVITIES
Net change in loans	(361,615)	(698,580)
Proceeds from sale of loans	389	6,657
Net change in due from banks - time	—	250
Purchases of premises and equipment, net	(23,236)	(18,718)
Proceeds from sale of foreclosed assets and other real estate owned	2,448	1,477
Proceeds from maturities of available-for-sale securities	257,204	296,256
Purchases of available-for-sale securities	—	(1,526)
Proceeds from maturities of held-to-maturity securities	36,851	36,583
Purchases of held-to-maturity securities	—	(45,921)
Surrender of bank owned life insurance	2,201	—
Proceeds from bank owned life insurance death benefits	1,376	3,686
Net cash used in investing activities	(84,382)	(419,836)

FINANCING ACTIVITIES
Net change in deposits	(404,095)	(59,003)
Proceeds from issuance of other borrowed funds	1,800,000	2,350,000
Repayments of other borrowed funds	(1,425,988)	(1,835,957)
Dividends paid on common stock	(52,689)	(50,835)
Net change in federal funds purchased and securities sold under agreements to repurchase	(15,264)	(57,817)
Net shares cancelled under stock compensation plans	(1,965)	(2,505)
Shares issued under employee stock purchase plan	970	833
Repurchases of common stock	—	(20,022)
Net cash (used in) provided by financing activities	(99,031)	324,694

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,759)	63,790
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	614,092	682,122

CASH AND CASH EQUIVALENTS, END OF PERIOD	$574,333	$745,912
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2024 and 2023

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended June 30, 2024
Balance, March 31, 2024 (Unaudited)	$1,254	$2,503,673	$(408,016)	$1,342,215	$3,439,126

Comprehensive income	—	—	2,535	40,763	43,298
Stock-based compensation plans, net – 67,902 shares	1	2,796	—	—	2,797
Dividends on common stock – $0.21 per share	—	—	—	(26,352)	(26,352)

Balance, June 30, 2024 (Unaudited)	$1,255	$2,506,469	$(405,481)	$1,356,626	$3,458,869

Three Months Ended June 30, 2023
Balance, March 31, 2023 (Unaudited)	$1,273	$2,533,589	$(470,681)	$1,275,720	$3,339,901

Comprehensive income	—	—	693	58,314	59,007
Stock-based compensation plans, net – 70,602 shares	—	2,820	—	—	2,820
Stock repurchases – 1,128,087 shares	(11)	(20,011)	—	—	(20,022)
Dividends on common stock – $0.20 per share	—	—	—	(25,380)	(25,380)

Balance, June 30, 2023 (Unaudited)	$1,262	$2,516,398	$(469,988)	$1,308,654	$3,356,326

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2024 and 2023

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Six Months Ended June 30, 2024
Balance, December 31, 2023	$1,252	$2,499,930	$(404,375)	$1,329,681	$3,426,488

Comprehensive (loss) income	—	—	(1,106)	79,634	78,528
Stock issued for employee stock purchase plan – 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net – 250,240 shares	3	5,569	—	—	5,572
Dividends on common stock – $0.42 per share	—	—	—	(52,689)	(52,689)

Balance, June 30, 2024 (Unaudited)	$1,255	$2,506,469	$(405,481)	$1,356,626	$3,458,869

Six Months Ended June 30, 2023
Balance, December 31, 2022	$1,270	$2,530,066	$(517,560)	$1,255,586	$3,269,362

Comprehensive income	—	—	47,572	103,903	151,475
Stock issued for employee stock purchase plan – 42,510 shares	—	833	—	—	833
Stock-based compensation plans, net – 263,630 shares	3	5,510	—	—	5,513
Stock repurchases - 1,128,087 shares	(11)	(20,011)	—	—	(20,022)
Dividends on common stock – $0.40 per share	—	—	—	(50,835)	(50,835)

Balance, June 30, 2023 (Unaudited)	$1,262	$2,516,398	$(469,988)	$1,308,654	$3,356,326

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 234 financial centers as of June 30, 2024, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The Company identified an error in its previously issued unaudited consolidated statements of cash flows. The cash flows associated with other borrowings were presented on a net basis, rather than on a gross basis. The Company corrected this error in the accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2023. The correction had no impact to the total net cash used in financing activities in the period. The Company evaluated the materiality of this error utilizing Accounting Standards Codification (“ASC”) Topic 250 and SEC Staff Accounting Bulletin 99-M, both quantitatively and qualitatively, and concluded that this error is immaterial to the impacted prior period.

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

Credit Losses on Financial Instruments - In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminated the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC Topic 310-40 and amended the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updated the requirements related to accounting for credit losses under ASC 326 and added enhanced disclosures for creditors with respect to loan refinancings and restructurings made to borrowers experiencing financial difficulty. ASU 2022-02 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. The adoption of ASU 2022-02 did not have a material impact on the Company’s results of operations or financial position. See Note 4, Loans and Allowance for Credit Losses, for additional information.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of June 30, 2024, the related remaining combined net unrealized losses of $117.4 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

June 30, 2024
U.S. Government agencies	$454,488	$—	$454,488	$—	$(95,882)	$358,606
Mortgage-backed securities	1,119,741	—	1,119,741	171	(128,910)	991,002
State and political subdivisions	1,857,600	(191)	1,857,409	47	(428,369)	1,429,087
Other securities	256,835	(3,023)	253,812	—	(26,983)	226,829
Total HTM	$3,688,664	$(3,214)	$3,685,450	$218	$(680,144)	$3,005,524

December 31, 2023
U.S. Government agencies	$453,121	$—	$453,121	$—	$(89,203)	$363,918
Mortgage-backed securities	1,161,694	—	1,161,694	354	(107,834)	1,054,214
State and political subdivisions	1,858,680	(2,006)	1,856,674	284	(369,509)	1,487,449
Other securities	256,007	(1,208)	254,799	—	(25,010)	229,789
Total HTM	$3,729,502	$(3,214)	$3,726,288	$638	$(591,556)	$3,135,370

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of June 30, 2024, HTM MBS consisted of $139.0 million and $980.7 million of commercial MBS and residential MBS, respectively. As of December 31, 2023, HTM MBS consisted of $141.6 million and $1.02 billion of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

June 30, 2024
U.S. Treasury	$1,294	$—	$—	$(19)	$1,275
U.S. Government agencies	68,370	—	37	(1,844)	66,563
Mortgage-backed securities	1,931,923	—	—	(201,081)	1,730,842
State and political subdivisions	1,010,060	—	125	(145,995)	864,190
Other securities	244,091	—	127	(21,184)	223,034
Total AFS	$3,255,738	$—	$289	$(370,123)	$2,885,904

December 31, 2023
U.S. Treasury	$2,285	$—	$—	$(31)	$2,254
U.S. Government agencies	74,460	—	35	(1,993)	72,502
Mortgage-backed securities	2,138,652	—	8	(198,353)	1,940,307
State and political subdivisions	1,035,147	—	187	(132,541)	902,793
Other securities	259,165	—	—	(24,868)	234,297
Total AFS	$3,509,709	$—	$230	$(357,786)	$3,152,153

As of June 30, 2024, AFS MBS consisted of $597.7 million and $1.13 billion of commercial MBS and residential MBS, respectively. As of December 31, 2023, AFS MBS consisted of $710.1 million and $1.23 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at June 30, 2024 was $20.5 million and $26.7 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$1,275	$(19)	$—	$—	$1,275	$(19)
U.S. Government agencies	989	—	61,692	(1,844)	62,681	(1,844)
Mortgage-backed securities	2,222	(174)	1,728,352	(200,907)	1,730,574	(201,081)
State and political subdivisions	18,617	(267)	835,387	(145,728)	854,004	(145,995)
Other securities	—	—	175,815	(21,184)	175,815	(21,184)
Total AFS	$23,103	$(460)	$2,801,246	$(369,663)	$2,824,349	$(370,123)

As of June 30, 2024, the Company’s investment portfolio included $2.89 billion of AFS securities, of which $2.82 billion, or 97.9%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Furthermore, the decline in fair value for each of the above AFS securities is attributable to the rates for those investments yielding less than current market rates. Management does not believe any of the securities are impaired due to reasons of credit quality. Management believes the declines in fair value for the securities are temporary. As of June 30, 2024, management does not have the immediate intent to sell the securities, and management believes the accounting standard of “more likely than not” has not been met regarding whether the Company would be required to sell any of the AFS securities before recovery of amortized cost.

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

The following table details activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2024 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2024
Held-to-maturity
Beginning balance, April 1, 2024	$2,252	$962	$3,214
Provision for credit loss expense	—	—	—
Net (decrease) increase in allowance on previously impaired securities	(2,061)	2,061	—
Ending balance, June 30, 2024	$191	$3,023	$3,214

Six Months Ended June 30, 2024
Held-to-maturity
Beginning balance, January 1, 2024	$2,006	$1,208	$3,214
Provision for credit loss expense	—	—	—
Net (decrease) increase in allowance on previously impaired securities	(1,815)	1,815	—
Ending balance, June 30, 2024	$191	$3,023	$3,214

Activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2023 on the Company’s HTM and AFS securities portfolio was as follows:

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2023
Held-to-maturity
Beginning balance, April 1, 2023	$362	$1,526	$1,888
Provision for credit loss expense	572	754	1,326
Ending balance, June 30, 2023	$934	$2,280	$3,214

Available-for-sale
Beginning balance, April 1, 2023	$—	$5,800	$5,800
Provision for credit loss expense	—	—	—
Reduction due to sales	—	(2,078)	(2,078)
Net decrease in allowance on previously impaired securities	—	(1,326)	(1,326)
Ending balance, June 30, 2023	$—	$2,396	$2,396

(In thousands)	State and Political Subdivisions	Other Securities	Total

Six Months Ended June 30, 2023
Held-to-maturity
Beginning balance, January 1, 2023	$110	$1,278	$1,388
Provision for credit loss expense	824	1,002	1,826
Ending balance, June 30, 2023	$934	$2,280	$3,214

Available-for-sale
Beginning balance, January 1, 2023	$—	$—	$—
Provision for credit loss expense	—	12,800	12,800
Reduction due to sales	—	(2,078)	(2,078)
Net decrease in allowance on previously impaired securities	—	(1,326)	(1,326)
Securities charged-off	—	(7,000)	(7,000)
Ending balance, June 30, 2023	$—	$2,396	$2,396

Based upon the Company’s analysis of the underlying risk characteristics of its HTM and AFS portfolios, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s securities portfolios recorded for the three and six months ended June 30, 2024. The Company recorded a provision for credit losses related to AFS securities of $12.8 million for the six months ended June 30, 2023. During the same period, the provision for credit loss expense on AFS securities was reduced by $1.3 million related to previously impaired securities. Additionally, during the six months ended June 30, 2023, the Company charged-off $7.0 million directly related to one corporate bond which was deemed uncollectible in the period.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2024:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$179,308	$300,150	$—	$479,458	$—
Aa/AA	633,415	525,280	—	1,158,695	—
A	37,035	161,547	—	198,582	102,815
Baa/BBB	—	4,381	—	4,381	154,020
Not Rated	16,484	—	—	16,484	—
Total	$866,242	$991,358	$—	$1,857,600	$256,835

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

Income earned on securities for the three and six months ended June 30, 2024 and 2023, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Taxable:
Held-to-maturity	$10,842	$11,058	$21,845	$22,071
Available-for-sale	28,441	21,687	59,636	43,478

Non-taxable:
Held-to-maturity	10,097	10,225	20,197	20,351
Available-for-sale	5,670	5,781	11,373	11,625
Total	$55,050	$48,751	$113,051	$97,525

The amortized cost and estimated fair value by maturity of securities as of June 30, 2024 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$3,028	$3,006	$7,736	$7,680
After one through five years	27,349	25,240	101,297	100,641
After five through ten years	390,411	340,536	214,545	191,523
After ten years	2,148,135	1,645,740	999,991	854,972
Securities not due on a single maturity date	1,119,741	991,002	1,931,923	1,730,842
Other securities (no maturity)	—	—	246	246
Total	$3,688,664	$3,005,524	$3,255,738	$2,885,904

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.73 billion at June 30, 2024 and $3.32 billion at December 31, 2023.

There were no gross realized gains and no gross realized losses from the call or sale of securities during the three and six months ended June 30, 2024, as they were recognized at book value of the security. There were no gross realized gains and $391,000 gross realized losses recorded from the sale of securities during both the three and six months ended June 30, 2023. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2024 and 2023.

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

NOTE 4: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At June 30, 2024, the Company’s loan portfolio was $17.19 billion, compared to $16.85 billion at December 31, 2023. The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$178,354	$191,204
Other consumer	130,278	127,462
Total consumer	308,632	318,666
Real Estate:
Construction and development	3,056,703	3,144,220
Single family residential	2,666,201	2,641,556
Other commercial	7,760,266	7,552,410
Total real estate	13,483,170	13,338,186
Commercial:
Commercial	2,484,474	2,490,176
Agricultural	285,181	232,710
Total commercial	2,769,655	2,722,886
Other	630,980	465,932
Total loans	$17,192,437	$16,845,670

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is primarily premiums and discounts associated with acquisition date fair value adjustments on acquired loans as well as deferred origination costs and fees totaling $265,000 and $6.7 million at June 30, 2024 and December 31, 2023, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $79.5 million and $77.1 million at June 30, 2024 and December 31, 2023, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Commercial – The commercial loan portfolio includes commercial and agricultural loans, representing loans to commercial customers and farmers for use in normal business or farming operations to finance working capital needs, equipment purchases or other expansion projects. Paycheck Protection Program (“PPP”) loans are also included in the commercial loan portfolio. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrowers, particularly cash flow from customers’ business or farming operations. The Company continues its efforts to keep loan terms short, reducing the negative impact of upward movement in interest rates. Term loans are generally set up with one or three year balloons, and the Company has instituted a pricing mechanism for commercial loans. It is general practice to require personal guaranties on commercial loans for closely-held or limited liability entities.

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of June 30, 2024 and December 31, 2023, the total outstanding balance of PPP loans was $3.3 million and $4.8 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$570	$487
Other consumer	344	589
Total consumer	914	1,076
Real estate:
Construction and development	2,125	2,457
Single family residential	31,186	27,209
Other commercial	23,238	11,960
Total real estate	56,549	41,626
Commercial:
Commercial	44,878	39,886
Agricultural	547	734
Total commercial	45,425	40,620
Other	3	3
Total	$102,891	$83,325

As of June 30, 2024 and December 31, 2023, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $1.1 million and $3.2 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2024
Consumer:
Credit cards	$1,941	$670	$2,611	$175,743	$178,354	$544
Other consumer	987	108	1,095	129,183	130,278	—
Total consumer	2,928	778	3,706	304,926	308,632	544
Real estate:
Construction and development	788	1,465	2,253	3,054,450	3,056,703	—
Single family residential	19,991	13,744	33,735	2,632,466	2,666,201	14
Other commercial	7,852	19,016	26,868	7,733,398	7,760,266	—
Total real estate	28,631	34,225	62,856	13,420,314	13,483,170	14
Commercial:
Commercial	6,637	26,858	33,495	2,450,979	2,484,474	—
Agricultural	1,316	44	1,360	283,821	285,181	—
Total commercial	7,953	26,902	34,855	2,734,800	2,769,655	—
Other	—	3	3	630,977	630,980	—
Total	$39,512	$61,908	$101,420	$17,091,017	$17,192,437	$558

December 31, 2023
Consumer:
Credit cards	$1,734	$892	$2,626	$188,578	$191,204	$791
Other consumer	1,471	216	1,687	125,775	127,462	—
Total consumer	3,205	1,108	4,313	314,353	318,666	791
Real estate:
Construction and development	3,171	2,190	5,361	3,138,859	3,144,220	—
Single family residential	30,697	12,522	43,219	2,598,337	2,641,556	7
Other commercial	4,702	3,612	8,314	7,544,096	7,552,410	—
Total real estate	38,570	18,324	56,894	13,281,292	13,338,186	7
Commercial:
Commercial	13,799	22,750	36,549	2,453,627	2,490,176	349
Agricultural	92	516	608	232,102	232,710	—
Total commercial	13,891	23,266	37,157	2,685,729	2,722,886	349
Other	—	3	3	465,929	465,932	—
Total	$55,666	$42,701	$98,367	$16,747,303	$16,845,670	$1,147

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

During the three and six month periods ended June 30, 2024, the Company modified one real estate single family residential loan to a borrower who was experiencing financial difficulty, which included an interest rate reduction. The loan had a period-end amortized cost basis of $663,000 and represented 0.03% of the single family residential real estate class of loans at June 30, 2024. The financial effects of this loan modification were not significant and the modification did not significantly impact the Company’s determination of the allowance for credit losses on loans during the periods.

During the three and six month periods ended June 30, 2023, the Company modified one commercial loan to a borrower who was experiencing financial difficulty, which included a term extension. The loan had a period-end amortized cost basis of $655,000 and represented 0.03% of the commercial class of loans at June 30, 2023. The financial effects of this loan modification were not significant and the modification did not significantly impact the Company’s determination of the allowance for credit losses on loans during the periods.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one commercial loan to a borrower experiencing financial difficulty with a period-end amortized cost basis of $23,000 that was modified during the previous twelve months and which subsequently defaulted during the six months ended June 30, 2024. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2023 and were modified in the twelve months prior to default. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At June 30, 2024 and December 31, 2023, the Company had $4.8 million and $2.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2024 and December 31, 2023, the Company had $124,000 and $506,000, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of June 30, 2024, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024 (YTD)	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$175,743	$—	$175,743
30-89 days past due	—	—	—	—	—	—	1,941	—	1,941
90+ days past due	—	—	—	—	—	—	670	—	670
Total consumer - credit cards	—	—	—	—	—	—	178,354	—	178,354
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	3,064	—	3,064
Consumer - other
Delinquency:
Current	48,568	25,922	25,929	7,678	2,136	1,428	17,522	—	129,183
30-89 days past due	98	148	469	113	3	50	106	—	987
90+ days past due	9	8	63	22	—	4	2	—	108
Total consumer - other	48,675	26,078	26,461	7,813	2,139	1,482	17,630	—	130,278
Current-period consumer - other gross charge-offs	7	482	326	44	9	1	125	—	994
Real estate - C&D
Risk rating:
Pass	32,236	126,562	92,288	38,860	33,941	26,160	2,696,428	—	3,046,475
Special mention	—	—	64	—	—	386	2,681	—	3,131
Substandard	—	71	67	3,951	—	106	2,902	—	7,097
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	32,236	126,633	92,419	42,811	33,941	26,652	2,702,011	—	3,056,703
Current-period real estate - C&D gross charge-offs	—	—	—	—	—	—	52	—	52
Real estate - SF residential
Delinquency:
Current	117,485	349,776	590,514	336,109	201,501	616,937	420,144	—	2,632,466
30-89 days past due	372	427	5,056	1,087	1,190	8,093	3,766	—	19,991
90+ days past due	285	602	2,404	894	1,123	4,986	3,450	—	13,744
Total real estate - SF residential	118,142	350,805	597,974	338,090	203,814	630,016	427,360	—	2,666,201
Current-period real estate - SF residential gross charge-offs	—	—	109	—	1	4	56	—	170
Real estate - other commercial
Risk rating:
Pass	290,535	522,924	1,573,506	1,135,286	476,787	754,095	2,590,434	—	7,343,567
Special mention	887	16,462	11,581	19,412	1,596	11,964	106,721	—	168,623
Substandard	4,533	18,716	22,700	10,870	11,902	40,167	139,188	—	248,076
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	295,955	558,102	1,607,787	1,165,568	490,285	806,226	2,836,343	—	7,760,266
Current-period real estate - other commercial gross charge-offs	—	2,590	—	—	—	—	168	—	2,758

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024 (YTD)	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	106,181	343,149	297,549	173,125	40,903	75,337	1,361,565	—	2,397,809
Special mention	131	87	3,254	749	210	1,032	14,622	—	20,085
Substandard	264	1,556	17,095	5,636	3,771	8,392	29,866	—	66,580
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	106,576	344,792	317,898	179,510	44,884	84,761	1,406,053	—	2,484,474
Current-period commercial - gross charge-offs	—	203	2,073	1,168	353	1,136	6,889	—	11,822
Commercial - agriculture
Risk rating:
Pass	20,548	27,201	24,916	10,628	3,688	2,045	193,052	—	282,078
Special mention	—	241	194	821	—	—	534	—	1,790
Substandard	—	—	573	54	279	14	393	—	1,313
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	20,548	27,442	25,683	11,503	3,967	2,059	193,979	—	285,181
Current-period commercial - agriculture gross charge-offs	—	—	—	8	6	—	—	—	14
Other
Delinquency:
Current	15,505	45,646	141,305	28,134	1,987	37,414	360,986	—	630,977
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	15,505	45,646	141,305	28,134	1,987	37,417	360,986	—	630,980
Current-period other - gross charge-offs	—	—	—	—	—	—	288	—	288
Total	$637,637	$1,479,498	$2,809,527	$1,773,429	$781,017	$1,588,613	$8,122,716	$—	$17,192,437

The following table presents a summary of loans by credit quality indicator, as of December 31, 2023, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$188,578	$—	$188,578
30-89 days past due	—	—	—	—	—	—	1,734	—	1,734
90+ days past due	—	—	—	—	—	—	892	—	892
Total consumer - credit cards	—	—	—	—	—	—	191,204	—	191,204
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	5,303	—	5,303
Consumer - other
Delinquency:
Current	55,091	35,904	12,115	3,838	1,471	1,106	16,250	—	125,775
30-89 days past due	400	719	127	53	2	16	154	—	1,471
90+ days past due	35	127	46	—	—	—	8	—	216
Total consumer - other	55,526	36,750	12,288	3,891	1,473	1,122	16,412	—	127,462
Current-period consumer - other gross charge-offs	220	826	493	79	29	128	449	—	2,224
Real estate - C&D
Risk rating:
Pass	138,749	143,711	52,081	45,027	10,278	13,632	2,710,853	504	3,114,835
Special mention	—	1,143	7,284	—	—	396	16,682	—	25,505
Substandard	—	101	48	—	—	247	3,484	—	3,880
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	138,749	144,955	59,413	45,027	10,278	14,275	2,731,019	504	3,144,220
Current-period real estate - C&D gross charge-offs	—	1,148	—	—	—	8	349	—	1,505
Real estate - SF residential
Delinquency:
Current	371,326	620,933	352,589	238,128	121,416	504,675	388,705	565	2,598,337
30-89 days past due	5,222	5,061	3,667	2,283	1,741	9,759	2,964	—	30,697
90+ days past due	1,313	2,443	1,810	1,661	120	3,465	1,710	—	12,522
Total real estate - SF residential	377,861	628,437	358,066	242,072	123,277	517,899	393,379	565	2,641,556
Current-period real estate - SF residential gross charge-offs	—	111	12	73	—	677	232	—	1,105
Real estate - other commercial
Risk rating:
Pass	729,602	1,651,010	1,237,810	621,595	171,230	417,122	2,333,637	—	7,162,006
Special mention	37,302	8,458	10,149	7,844	1,364	11,604	84,978	—	161,699
Substandard	40,664	10,290	4,495	16,646	6,293	9,861	140,454	—	228,703
Doubtful and loss	—	—	—	2	—	—	—	—	2
Total real estate - other commercial	807,568	1,669,758	1,252,454	646,087	178,887	438,587	2,559,069	—	7,552,410
Current-period real estate - other commercial gross charge-offs	—	—	—	7	2	35	9,731	—	9,775

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	440,872	354,016	200,941	67,320	27,374	42,953	1,271,826	—	2,405,302
Special mention	157	14,117	316	367	98	889	8,228	—	24,172
Substandard	1,998	11,874	6,272	2,934	1,722	3,392	32,510	—	60,702
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	443,027	380,007	207,529	70,621	29,194	47,234	1,312,564	—	2,490,176
Current-period commercial - gross charge-offs	463	2,081	778	197	244	815	1,351	—	5,929
Commercial - agriculture
Risk rating:
Pass	39,680	30,075	13,940	6,280	2,071	303	134,180	—	226,529
Special mention	363	733	1,068	—	—	—	3,257	—	5,421
Substandard	518	37	71	104	26	—	4	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	40,561	30,845	15,079	6,384	2,097	303	137,441	—	232,710
Current-period commercial - agriculture gross charge-offs	—	7	—	—	—	26	—	—	33
Other
Delinquency:
Current	45,234	144,732	28,413	2,543	3,255	36,719	205,033	—	465,929
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	45,234	144,732	28,413	2,543	3,255	36,722	205,033	—	465,932
Current-period other - gross charge-offs	—	—	—	—	—	—	298	—	298
Total	$1,908,526	$3,035,484	$1,933,242	$1,016,625	$348,461	$1,056,142	$7,546,121	$1,069	$16,845,670

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of June 30, 2024, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in June 2024 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $110.6 million and $144.6 million as of June 30, 2024 and December 31, 2023, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
June 30, 2024
Construction and development	$2,056	$—	$2,056
Single family residential	—	—	—
Other commercial real estate	77,295	—	77,295
Commercial	—	31,262	31,262
Total	$79,351	$31,262	$110,613

December 31, 2023
Construction and development	$43,826	$—	$43,826
Single family residential	3,870	—	3,870
Other commercial real estate	76,229	—	76,229
Commercial	—	20,679	20,679
Total	$123,925	$20,679	$144,604

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2024
Beginning balance, April 1, 2024	$35,191	$180,414	$5,768	$5,994	$227,367
Provision for credit loss expense	15,147	(5,187)	1,194	(55)	11,099
Charge-offs	(7,243)	(123)	(1,418)	(550)	(9,334)
Recoveries	455	72	221	509	1,257
Net (charge-offs) recoveries	(6,788)	(51)	(1,197)	(41)	(8,077)
Ending balance, June 30, 2024	$43,550	$175,176	$5,765	$5,898	$230,389

Six Months Ended June 30, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	18,019	172	2,492	622	21,305
Charge-offs	(11,836)	(2,980)	(3,064)	(1,282)	(19,162)
Recoveries	897	807	469	842	3,015
Net (charge-offs) recoveries	(10,939)	(2,173)	(2,595)	(440)	(16,147)
Ending balance, June 30, 2024	$43,550	$175,176	$5,765	$5,898	$230,389

Activity in the allowance for credit losses for the three and six months ended June 30, 2023 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2023
Beginning balance, April 1, 2023	$30,256	$163,906	$6,446	$5,949	$206,557
Provision for credit loss expense	1,483	1,464	995	1,119	5,061
Charge-offs	(1,225)	(435)	(1,409)	(666)	(3,735)
Recoveries	471	878	298	436	2,083
Net (charge-offs) recoveries	(754)	443	(1,111)	(230)	(1,652)
Ending balance, June 30, 2023	$30,985	$165,813	$6,330	$6,838	$209,966

Six Months Ended June 30, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	(3,322)	15,485	3,144	670	15,977
Charge-offs	(1,637)	(1,639)	(2,486)	(1,122)	(6,884)
Recoveries	1,538	1,172	532	676	3,918
Net (charge-offs) recoveries	(99)	(467)	(1,954)	(446)	(2,966)
Ending balance, June 30, 2023	$30,985	$165,813	$6,330	$6,838	$209,966

As of June 30, 2024, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three and six months ended June 30, 2024 was primarily due to the loan growth experienced during the periods, as well as the impact of updated economic assumptions.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended June 30, 2024 and December 31, 2023. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and six month periods ended June 30, 2024, as it was considered sufficient to cover any loss expectations. During the three and six month periods ended June 30, 2023, $5.0 million was released from the reserve for unfunded commitments primarily due to a decline in unfunded commitments resulting from customers utilizing lines of credit during the period.

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

The components of the provision for credit losses for the three and six month periods ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Provision for credit losses related to:
Loans	$11,099	$5,061	$21,305	$15,977
Unfunded commitments	—	(5,000)	—	(5,000)
Securities - HTM	—	1,326	—	1,826
Securities - AFS	—	(1,326)	—	11,474
Total	$11,099	$61	$21,305	$24,277

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of June 30, 2024 and December 31, 2023 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Right-of-use lease assets	$70,755	$67,267
Lease liabilities	72,629	68,788

Weighted average remaining lease term	8.41 years	8.81 years
Weighted average discount rate	3.75%	3.52%

Operating lease cost for the three and six month periods ended June 30, 2024 was $4.1 million and $8.2 million, respectively, as compared to $3.7 million and $7.6 million for the same periods in 2023.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Right-of-use lease assets	$70,755	$67,267
Premises and equipment:
Land	122,925	122,093
Buildings and improvements	394,346	388,675
Furniture, fixtures and equipment	117,407	112,133
Software	62,540	61,242
Construction in progress	23,076	14,142
Accumulated depreciation and amortization	(209,156)	(194,874)
Total premises and equipment, net	$581,893	$570,678

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at June 30, 2024 and December 31, 2023. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2024 or the year ended December 31, 2023.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Core deposit premiums:
Balance, beginning of year	$101,344	$116,016
Amortization	(6,885)	(14,672)
Balance, end of period	94,459	101,344
Books of business and other intangibles:
Balance, beginning of year	11,301	12,935
Amortization	(817)	(1,634)
Balance, end of period	10,484	11,301
Total other intangible assets, net	$104,943	$112,645

The carrying basis and accumulated amortization of the Company’s other intangible assets at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Core deposit premiums:
Gross carrying amount	$177,624	$187,467
Accumulated amortization	(83,165)	(86,123)
Core deposit premiums, net	94,459	101,344
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(11,584)	(10,767)
Books of business and other intangibles, net	10,484	11,301
Total other intangible assets, net	$104,943	$112,645

The Company’s estimated remaining amortization expense on other intangible assets as of June 30, 2024 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2024	$7,701
	2025	12,819
	2026	12,346
	2027	12,218
	2028	11,312
	Thereafter	48,547
	Total	$104,943

NOTE 8: TIME DEPOSITS

Time deposits included approximately $1.71 billion and $1.73 billion of certificates of deposit over $250,000 at June 30, 2024 and December 31, 2023, respectively. Brokered time deposits were $2.94 billion and $2.90 billion at June 30, 2024 and December 31, 2023, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Income taxes currently payable	$7,605	$10,295	$13,360	$21,111
Deferred income taxes	(1,617)	(156)	(1,238)	(335)
Provision for income taxes	$5,988	$10,139	$12,122	$20,776

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Loans acquired	$3,008	$3,644
Allowance for credit losses	54,806	53,445
Valuation of foreclosed assets	480	480
Tax NOLs from acquisition	9,889	9,643
Deferred compensation payable	3,906	3,355
Accrued equity and other compensation	6,021	8,048
Acquired securities	7,571	7,569
Right-of-use lease liability	17,422	16,501
Unrealized loss on AFS securities	146,072	143,624
Allowance for unfunded commitments	6,148	6,148
Other	8,523	7,627
Gross deferred tax assets	263,846	260,084
Deferred tax liabilities:
Goodwill and other intangible amortization	(39,902)	(41,174)
Accumulated depreciation	(24,861)	(24,632)
Right-of-use lease asset	(16,972)	(16,136)
Unrealized gain on swaps	(28,355)	(25,371)
Other	(11,279)	(10,995)
Gross deferred tax liabilities	(121,369)	(118,308)

Net deferred tax asset	$142,477	$141,776

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Computed at the statutory rate (21%)	$9,819	$14,375	$19,270	$26,183
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(301)	454	(726)	697
Stock-based compensation	14	129	468	441
Tax exempt interest income	(3,841)	(3,871)	(7,708)	(7,675)
Tax exempt earnings on BOLI	(781)	(776)	(1,621)	(1,337)
Federal tax credits	(561)	(495)	(1,121)	(934)
Other differences, net	1,639	323	3,560	3,401
Actual tax provision	$5,988	$10,139	$12,122	$20,776

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $36.5 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $52.3 million and $67.6 million at June 30, 2024 and December 31, 2023, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2024
Repurchase agreements:
U.S. Government agencies	$52,305	$—	$—	$—	$52,305

December 31, 2023
Repurchase agreements:
U.S. Government agencies	$67,569	$—	$—	$—	$67,569

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2024 and December 31, 2023 consisted of the following components:

	June 30,	December 31,
(In thousands)	2024	2023
Other Borrowings
FHLB advances, net of discount, due 2024 to 2033, 4.56% to 5.59% secured by real estate loans	$1,328,085	$953,222
Other long-term debt	18,293	19,144
Total other borrowings	1,346,378	972,366

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)(1)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,114	37,171
Unamortized debt issuance costs	(897)	(1,030)
Total subordinated notes and debentures	366,217	366,141
Total other borrowings and subordinated debt	$1,712,595	$1,338,507
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

The Company had total FHLB advances of $1.33 billion and $953.2 million at June 30, 2024 and December 31, 2023, respectively, which are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances by the Company. At June 30, 2024, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $7.07 billion and the Company had approximately $4.91 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at June 30, 2024, are as follows:

Year	(In thousands)
Remainder of 2024	$909
2025	1,822
2026	1,824
2027	1,919
2028	332,798
Thereafter	48,323
Total	$387,595

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2024, there were no shares of preferred stock issued or outstanding.

In January 2022, the Company’s Board of Directors authorized a stock repurchase program (“2022 Program”) under which the Company could repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and will terminate on January 31, 2026 (unless terminated sooner).

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

No shares were repurchased during the three and six month periods ended June 30, 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases. During the three and six month periods ended June 30, 2023, the Company repurchased 1,128,087 shares at an average price of $17.75 per share under the 2022 Program.

NOTE 14: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At June 30, 2024, Simmons Bank had approximately $2.2 million available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of June 30, 2024, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 12.00% at June 30, 2024.

NOTE 15: STOCK-BASED COMPENSATION

The Company’s Board of Directors has adopted various stock-based compensation plans, including the 2023 Stock and Incentive Plan that was approved by shareholders and became effective April 18, 2023. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and stock awards. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awards of restricted stock, restricted stock units, performance stock units or stock awards granted to directors, officers and other key employees or consultants.

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the six months ended June 30, 2024:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2024	447	$22.56	—	$—	1,273	$24.23
Granted	—	—	—	—	845	18.79
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(355)	25.23
Forfeited/expired	(37)	22.52	—	—	(150)	26.07

Balance, June 30, 2024	410	$22.57	—	$—	1,613	$21.00

Exercisable, June 30, 2024	410	$22.57

The following table summarizes information about stock options under the plans outstanding at June 30, 2024:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$20.29	—	$20.29	42	0.51	$20.29	42	$20.29
22.20	—	22.20	51	0.74	22.20	51	22.20
22.75	—	22.75	249	1.12	22.75	249	22.75
23.51	—	23.51	61	1.56	23.51	61	23.51
24.07	—	24.07	7	1.22	24.07	7	24.07
$20.29	—	$24.07	410	1.08	$22.57	410	$22.57

The table below summarizes the Company’s performance stock unit activity for the six months ended June 30, 2024:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2024	492
Granted	188
Vested (earned)	(42)
Forfeited	(108)
Non-vested, June 30, 2024	530

Stock-based compensation expense was $7.5 million and $8.0 million during the six month periods ended June 30, 2024 and 2023, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2024. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $19.7 million at June 30, 2024. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.8 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at June 30, 2024. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $17.58 as of June 30, 2024, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the six months ended June 30, 2024 and there was $6,000 of intrinsic value of stock options exercised during the same period of 2023.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2024 and 2023.

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

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income available to common stockholders	$40,763	$58,314	$79,634	$103,903

Average common shares outstanding	125,469	127,104	125,404	127,145
Average potential dilutive common shares	289	276	289	276
Average diluted common shares	125,758	127,380	125,693	127,421

Basic earnings per share	$0.32	$0.46	$0.64	$0.82
Diluted earnings per share	$0.32	$0.46	$0.63	$0.82

There were 410,490 stock options excluded from the three and six months ended June 30, 2024 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the periods. There were 469,280 stock options excluded from the earnings per share calculation for the three and six months ended June 30, 2023 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the periods.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2024	2023
Interest paid	$325,530	$224,345
Income taxes paid	3,651	1,425
Transfers of loans to foreclosed assets held for sale	770	2,274

NOTE 18: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and six months ended June 30, 2024 was $6.4 million and $13.6 million, respectively. Other income for the three and six months ended June 30, 2023 was $9.8 million and $21.1 million, respectively. Included in other income during the six month period ended June 30, 2023 was a $4.0 million legal reserve recapture associated with previously disclosed legal matters, coupled with fair value adjustments associated with certain equity investments and death benefits from bank owned life insurance.

Other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Professional services	$6,329	$5,233	$10,396	$9,642
Postage	2,174	2,366	4,211	4,690
Telephone	1,560	1,701	3,280	3,432
Credit card expense	3,215	3,444	6,543	6,633
Marketing	6,359	6,044	13,007	12,254
Software and technology	10,872	10,236	21,615	20,592
Operating supplies	607	683	1,246	1,288
Amortization of intangibles	3,852	4,098	7,702	8,194
Branch right sizing expense	519	95	755	1,074
Other expense	9,865	9,026	19,110	18,213
Total other operating expenses	$45,352	$42,926	$87,865	$86,012

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

At June 30, 2024, the Company had outstanding commitments to extend credit aggregating approximately $757.5 million and $4.02 billion for credit card commitments and other loan commitments, respectively. At December 31, 2023, the Company had outstanding commitments to extend credit aggregating approximately $738.2 million and $4.17 billion for credit card commitments and other loan commitments, respectively.

As of June 30, 2024, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $24.8 million. At December 31, 2023, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $16.6 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $59.4 million and $54.2 million at June 30, 2024 and December 31, 2023, respectively, with terms ranging from 9 months to 15 years. At June 30, 2024 and December 31, 2023, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $824.5 million and $580.8 million at June 30, 2024 and December 31, 2023, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2024 and December 31, 2023, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Available-for-sale securities
U.S. Treasury	$1,275	$1,275	$—	$—
U.S. Government agencies	66,563	—	66,563	—
Mortgage-backed securities	1,730,842	—	1,730,842	—
State and political subdivisions	864,190	—	864,190	—
Other securities	223,034	—	223,034	—
Mortgage loans held for sale	13,053	—	—	13,053
Derivative asset	143,139	—	143,139	—
Derivative liability	(26,713)	—	(26,713)	—

December 31, 2023
Available-for-sale securities
U.S. Treasury	$2,254	$2,254	$—	$—
U.S. Government agencies	72,502	—	72,502	—
Mortgage-backed securities	1,940,307	—	1,940,307	—
States and political subdivisions	902,793	—	902,793	—
Other securities	234,297	—	234,297	—
Mortgage loans held for sale	9,373	—	—	9,373
Derivative asset	130,271	—	130,271	—
Derivative liability	(27,584)	—	(27,584)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$110,613	$—	$—	$110,613
Foreclosed assets and other real estate owned (1)	2,018	—	—	2,018

December 31, 2023
Individually assessed loans (1) (2) (collateral-dependent)	$144,604	$—	$—	$144,604
Foreclosed assets and other real estate owned (1)	3,646	—	—	3,646
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $27.7 million and $18.7 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2024 and December 31, 2023, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2024
Financial assets:
Cash and cash equivalents	$574,333	$574,333	$—	$—	$574,333
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,685,450	—	3,005,524	—	3,005,524
Interest receivable	126,625	—	126,625	—	126,625
Loans, net	16,962,048	—	—	16,097,415	16,097,415

Financial liabilities:
Noninterest bearing transaction accounts	4,624,186	—	4,624,186	—	4,624,186
Interest bearing transaction accounts and savings deposits	10,925,179	—	10,925,179	—	10,925,179
Time deposits	6,291,518	—	—	6,260,878	6,260,878
Federal funds purchased and securities sold under agreements to repurchase	52,705	—	52,705	—	52,705
Other borrowings	1,346,378	—	1,344,710	—	1,344,710
Subordinated notes and debentures	366,217	—	352,714	—	352,714
Interest payable	56,071	—	56,071	—	56,071

December 31, 2023
Financial assets:
Cash and cash equivalents	$614,092	$614,092	$—	$—	$614,092
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,726,288	—	3,135,370	—	3,135,370
Interest receivable	122,430	—	122,430	—	122,430
Loans, net	16,620,439	—	—	15,734,766	15,734,766

Financial liabilities:
Noninterest bearing transaction accounts	4,800,880	—	4,800,880	—	4,800,880
Interest bearing transaction accounts and savings deposits	10,997,425	—	10,997,425	—	10,997,425
Time deposits	6,446,673	—	—	6,414,222	6,414,222
Federal funds purchased and securities sold under agreements to repurchase	67,969	—	67,969	—	67,969
Other borrowings	972,366	—	970,846	—	970,846
Subordinated notes and debentures	366,141	—	349,424	—	349,424
Interest payable	35,618	—	35,618	—	35,618

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the six month period ended June 30, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $23.1 million.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				June 30, 2024		December 31, 2023
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$116,355	$1,001,715	$102,644

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Investment securities - Available-for-sale	$924,339	$940,010	$116,686	$104,408

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	June 30, 2024		December 31, 2023
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$636,434	$26,784	$551,314	$27,627
Derivative liabilities	637,379	26,713	552,274	27,584

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $23.9 million as of June 30, 2024.

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

During the second quarter of 2023, the Company’s remaining energy hedge swap contracts expired and there were no outstanding notional values related to these contracts as of June 30, 2024. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation (“the Company”) and subsidiaries as of June 30, 2024, and the related consolidated statements of income, comprehensive income (loss), and stockholders’ equity for the three and six month periods ended June 30, 2024 and 2023, and cash flows for the six month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Forvis Mazars, LLP

Little Rock, Arkansas
August 6, 2024

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended June 30, 2024 to our results of operations for the three months ended March 31, 2024, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended March 31, 2024, please refer to our first quarter Form 10-Q filed with the SEC on May 7, 2024.

OVERVIEW

During the first half of 2024, we delivered solid results that clearly reflect our driving principles centered on a strong risk management culture, profitability and organic growth. While we continue to operate against a backdrop of uncertainty concerning slower economic growth and the timing of lower interest rates, we are comforted by our strong capital and liquidity positions:

•Total deposits as of June 30, 2024 were $21.84 billion, compared to $22.24 billion as of December 31, 2023. Uninsured non-collateralized deposits as of June 30, 2024 were approximately $4.41 billion, or 20% of total deposits.
•Capital levels were steady during the quarter, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of June 30, 2024 (see Table 11 in the Risk-Based Capital section below). As of June 30, 2024, our ratio of common equity to total assets was 12.64%, the ratio of tangible common equity to tangible assets was 7.84% and our Tier 1 leverage ratio was 9.49%.
•Key credit quality metrics as of June 30, 2024 also remained solid, with our nonperforming loan coverage ratio at 223% and our allowance for credit losses as a percent of total loans ratio was 1.34%.
•Significant liquidity position with a loan to deposit ratio of 79% and 76% as of June 30, 2024 and December 31, 2023, respectively. Additional liquidity sources available to us as of June 30, 2024 totaled $11.12 billion and our uninsured, non-collateralized deposit coverage ratio was 2.5x.
Our net income for the three months ended June 30, 2024 was $40.8 million, or $0.32 diluted earnings per share, compared to net income of $38.9 million, or $0.31 diluted earnings per share, for the three months ended March 31, 2024. Included in both comparative period end results were certain items related to our branch right sizing initiatives, FDIC special assessment, and early retirement program costs, while the results for the three months ended June 30, 2024 also included certain adjustments for the termination of vendor and software services. Excluding these certain items and the tax effect, adjusted earnings for the three months ended June 30, 2024 were $41.9 million, or $0.33 adjusted diluted earnings per share, compared to $40.4 million, or $0.32 adjusted diluted earnings per share, for the three months ended March 31, 2024.

Net income for the six months ended June 30, 2024 was $79.6 million, or $0.63 diluted earnings per share, compared to net income of $103.9 million, or $0.82 diluted earnings per share, for the six months ended June 30, 2023. Included in the results for the six months ended June 30, 2024 were certain items related to a FDIC special assessment and termination of vendor and software services; results for the six months ended June 30, 2023 included certain items related to acquisition costs and loss on sale of securities. Also included in each comparative period end results were certain items related to branch right sizing initiatives and early retirement program costs. Excluding these certain items and the tax effect, adjusted earnings for the six months ended June 30, 2024 were $82.2 million, or $0.65 adjusted diluted earnings per share, compared to $108.7 million, or $0.85 adjusted diluted earnings per share, for the six months ended June 30, 2023.

In 2024, Simmons Bank was recognized by U.S. News & World Report as one of the “2024-2025 Best Companies to Work For in the South” and by Forbes as one of “America’s Best-In-State Banks 2024 in Tennessee”.

Credit trends throughout the industry are beginning to normalize after an extended period at historically low levels. Our asset quality metrics remain strong and reflect our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of June 30, 2024, December 31, 2023, and June 30, 2023 were $103.4 million, $84.5 million, and $72.0 million, respectively. Non-performing assets as a percent of total assets were 0.39% at June 30, 2024, compared to 0.33% at December 31, 2023 and 0.28% at June 30, 2023.

As of June 30, 2024, stockholders’ equity was $3.46 billion, book value per share was $27.56 and tangible book value per share was $16.20.

Total loans were $17.19 billion at June 30, 2024, compared to $16.85 billion at December 31, 2023. Our unfunded commitments were $4.02 billion and $4.17 billion as of June 30, 2024 and December 31, 2023, respectively. Our commercial loan pipeline totaled $1.00 billion as of June 30, 2024, compared to $948.2 million at December 31, 2023.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of June 30, 2024, has approximately $27.4 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of June 30, 2024. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 41% of our loan portfolio and approximately 89% of our time deposits have repriced in one year or less. As of June 30, 2024, our interest rate sensitivity shows that approximately 45% of our loans and 93% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended June 30, 2024, net interest income on a fully taxable equivalent basis was $160.5 million, an increase of $2.2 million, or 1.4%, compared to the three months ended March 31, 2024. The increase in net interest income was primarily the result of a $6.7 million increase in fully tax equivalent interest income, partially offset by a $4.5 million increase in interest expense.

The increase in interest income on a fully taxable equivalent basis primarily resulted from a $9.4 million increase in interest income on loans, partially offset by a decrease of $2.8 million in interest income on investment securities. The increase in interest income provided by loans reflects an increase in loan volume of $3.2 million, coupled with a $6.3 million increase in interest income related to loan yield. The loan yield for the second quarter of 2024 was 6.39% compared to 6.24% from the preceding sequential quarter, representing a 15 basis point increase. The decrease in interest income on investment securities was primarily related to a $1.7 million decrease in interest income on taxable investment securities due to yield decreases of 16 basis points. Further contributing to the decrease in interest income on taxable investment securities was a $1.3 million decrease in volume related to our taxable investment portfolio, as our portfolio experienced pay downs and maturities over the period, which was reinvested into our loan portfolio.

The $4.5 million increase in interest expense is mostly due to the additional reliance on other wholesale borrowings sources, primarily Federal Home Loan Bank (“FHLB”) advances, which led to a $3.4 million increase in interest expense during the quarter. Interest expense increased $2.2 million due to the modest increase in rate of 5 basis points on interest-bearing deposit accounts as the pace of higher rate account migration eased. Interest expense decreased by $1.1 million due to the decrease in deposit volume over the period, which partially offset the increase related to rates.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the six month period ended June 30, 2024 decreased $34.7 million, or 9.8%, over the same period in 2023. The decrease in net interest income on a fully taxable equivalent basis was the result of a $76.0 million increase in fully tax equivalent interest income, more than offset by a $110.7 million increase in interest expense.

The increase in interest income during the six month period ended June 30, 2024 resulted from increases in interest income on loans and investments, primarily as a result of rising market interest rates. The increase in interest income on loans of $60.9 million reflects an increase in loan volume of $14.2 million coupled with a 54 basis point rise in loan yield that resulted in a $46.7 million increase. The increase in our loan volume was due to solid organic loan growth over the comparative period. The increase of $15.9 million in interest income on investment securities is primarily related to an increase of $27.6 million in interest income on taxable investment securities due to yield increases over the period of 129 basis points. The increase in interest income on taxable investment securities due to yield increases was mitigated by an $11.7 million decrease due to the decline in our taxable investment portfolio average balances which decreased by $776.8 million or 15.9%, as our portfolio experienced pay downs, maturities and a strategic sale of $241.1 million of lower-yielding available-for-sale (“AFS”) securities late in the fourth quarter of 2023, the proceeds of which we used to pay off higher-rate wholesale fundings.

The $110.7 million increase in interest expense is mainly due to the increase in our deposit account rates over the period, combined with the change in deposit mix as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. Interest expense increased $94.8 million due to the increase in rate of 116 basis points on interest-bearing deposit accounts and $14.2 million due to the increase in deposit volume over the period. Further, an increase of $2.7 million in interest expense was related to an increase in rates on our subordinated debentures during the same period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 2.69% and 2.68% for the three and six month period ended June 30, 2024, as compared to 2.66% and 2.92% for the three months ended March 31, 2024 and the six months ended June 30, 2023, respectively. While net interest margin was relatively flat compared to the preceding sequential quarter with an increase of 3 basis points, net interest margin decreased 24 basis points during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease when compared to the same period in the prior year was primarily due to the rising deposit rate pressure from increased market competition and consumer migration toward higher rate deposits.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and 2023, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2024	2024	2024	2023
Interest income	$329,145	$322,649	$651,794	$576,357
FTE adjustment	6,576	6,422	12,998	12,417
Interest income – FTE	335,721	329,071	664,792	588,774
Interest expense	175,240	170,743	345,983	235,292
Net interest income – FTE	$160,481	$158,328	$318,809	$353,482

Yield on earning assets – FTE	5.64%	5.53%	5.58%	4.87%
Cost of interest bearing liabilities	3.72%	3.64%	3.68%	2.56%
Net interest spread – FTE	1.92%	1.89%	1.90%	2.31%
Net interest margin – FTE	2.69%	2.66%	2.68%	2.92%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2024 compared to March 31, 2024	June 30, 2024 compared to June 30, 2023
Increase (decrease) due to change in earning assets	$1,647	$(991)
Increase due to change in earning asset yields	5,003	77,009
Decrease due to change in interest bearing liabilities	(2,068)	(10,462)
Decrease due to change in interest rates paid on interest bearing liabilities	(2,429)	(100,229)
Increase (decrease) in net interest income	$2,153	$(34,673)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and 2023, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	June 30, 2024			March 31, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$214,777	$2,964	5.55	$211,121	$3,010	5.73
Investment securities - taxable	4,035,508	39,283	3.92	4,162,455	42,198	4.08
Investment securities - non-taxable	2,597,005	21,429	3.32	2,635,368	21,301	3.25
Mortgage loans held for sale	10,328	194	7.55	9,048	148	6.58
Loans - including fees	17,101,799	271,851	6.39	16,900,496	262,414	6.24
Total interest earning assets	23,959,417	335,721	5.64	23,918,488	329,071	5.53
Non-earning assets	3,345,860			3,340,911
Total assets	$27,305,277			$27,259,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,973,462	$79,087	2.90	$11,132,396	$78,692	2.84
Time deposits	6,447,259	73,946	4.61	6,448,014	73,241	4.57
Total interest bearing deposits	17,420,721	153,033	3.53	17,580,410	151,933	3.48
Federal funds purchased and securities sold under agreements to repurchase	50,558	156	1.24	54,160	189	1.40
Other borrowings	1,111,734	15,025	5.44	873,278	11,649	5.37
Subordinated debt and debentures	366,198	7,026	7.72	366,160	6,972	7.66
Total interest bearing liabilities	18,949,211	175,240	3.72	18,874,008	170,743	3.64

Noninterest bearing liabilities:
Noninterest bearing deposits	4,624,819			4,654,179
Other liabilities	280,092			284,191
Total liabilities	23,854,122			23,812,378
Stockholders’ equity	3,451,155			3,447,021
Total liabilities and stockholders’ equity	$27,305,277			$27,259,399
Net interest spread – FTE			1.92			1.89
Net interest margin – FTE		$160,481	2.69		$158,328	2.66

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$212,949	$5,974	5.64	$360,221	$6,806	3.81
Investment securities - taxable	4,098,980	81,481	4.00	4,875,784	65,549	2.71
Investment securities - non-taxable	2,616,187	42,730	3.28	2,625,923	42,775	3.28
Mortgage loans held for sale	9,688	342	7.10	7,526	236	6.32
Loans - including fees	17,001,148	534,265	6.32	16,517,110	473,408	5.78
Total interest earning assets	23,938,952	664,792	5.58	24,386,564	588,774	4.87
Non-earning assets	3,343,386			3,241,638
Total assets	$27,282,338			$27,628,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,052,928	$157,779	2.87	$11,365,205	$102,475	1.82
Time deposits	6,447,635	147,187	4.59	5,535,186	93,417	3.40
Total interest bearing deposits	17,500,563	304,966	3.50	16,900,391	195,892	2.34
Federal funds purchased and securities sold under agreements to repurchase	52,359	345	1.33	134,249	641	0.96
Other borrowings	992,506	26,674	5.40	1,120,421	27,460	4.94
Subordinated debt and debentures	366,179	13,998	7.69	366,028	11,299	6.23
Total interest bearing liabilities	18,911,607	345,983	3.68	18,521,089	235,292	2.56

Noninterest bearing liabilities:
Noninterest bearing deposits	4,639,498			5,458,509
Other liabilities	282,144			283,849
Total liabilities	23,833,249			24,263,447
Stockholders’ equity	3,449,089			3,364,755
Total liabilities and stockholders’ equity	$27,282,338			$27,628,202
Net interest spread – FTE			1.90			2.31
Net interest margin – FTE		$318,809	2.68		$353,482	2.92

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 and the six months ended June 30, 2024 and 2023, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended			Six Months Ended
	June 30, 2024 compared to March 31, 2024			June 30, 2024 compared to June 30, 2023
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$51	$(97)	$(46)	$(3,400)	$2,568	$(832)
Investment securities - taxable	(1,265)	(1,650)	(2,915)	(11,691)	27,623	15,932
Investment securities - non-taxable	(312)	440	128	(159)	114	(45)
Mortgage loans held for sale	22	24	46	74	32	106
Loans - including fees	3,151	6,286	9,437	14,185	46,672	60,857
Total	1,647	5,003	6,650	(991)	77,009	76,018

Interest expense:
Interest bearing transaction and savings accounts	(1,132)	1,527	395	(2,890)	58,194	55,304
Time deposits	(9)	714	705	17,129	36,641	53,770
Federal funds purchased and securities sold under agreements to repurchase	(13)	(20)	(33)	(483)	187	(296)
Other borrowings	3,221	155	3,376	(3,299)	2,513	(786)
Subordinated notes and debentures	1	53	54	5	2,694	2,699
Total	2,068	2,429	4,497	10,462	100,229	110,691
(Decrease) increase in net interest income	$(421)	$2,574	$2,153	$(11,453)	$(23,220)	$(34,673)

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

The provision for credit losses for the three months ended June 30, 2024 was $11.1 million as compared to $10.2 million for the three months ended March 31, 2024. Provision expense for both periods was related to loans and reflected loan growth in the quarters, as well as the impact of updated economic assumptions.

For the six months ended June 30, 2024, our provision for credit losses was $21.3 million as compared to $24.3 million for the same period ended June 30, 2023. Provision expense for the six months ended June 30, 2024 was related to loans and reflected loan growth in the quarter, as well as the impact of updated economic assumptions. Provision expense for the same period ended June 30, 2023 consisted of a $16.0 million expense related to loans and was primarily due to the impacts described above, combined with a $13.3 million expense related to securities and was primarily due to decreases in the value of corporate bonds in the investment securities portfolio.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended June 30, 2024, total noninterest income was $43.3 million, an increase of approximately $115,000 or 0.3%, compared to the three month period ended March 31, 2024. While the individual line items were all relatively flat as compared to the three month period ended March 31, 2024, the sequential increase was primarily driven by an increase of $796,000 in wealth management fees due to more favorable market conditions during the quarter, partially offset by a decrease of $347,000 in mortgage lending income.

Noninterest income for the six months ended June 30, 2024 decreased by approximately $4.3 million or 4.8% as compared to the six months ended June 30, 2023. The decrease, as compared to the same period in 2023, was primarily due to a $4.0 million legal reserve recapture associated with litigation, coupled with fair value adjustments related to Small Business Investment Company (“SBIC”) investments and death benefits from bank owned life insurance totaling $3.5 million recorded during the six months ended June 30, 2023, which were partially offset by an increase of $2.2 million in bank owned life insurance income related to a higher earnings credit rate as compared to the prior period.

Table 5 shows noninterest income for the three month periods ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and 2023, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2024	2024	$	%	2024	2023	$	%
Service charges on deposit accounts	$12,252	$11,955	$297	2.5%	$24,207	$25,319	$(1,112)	(4.4)%
Debit and credit card fees	8,162	8,246	(84)	(1.0)	16,408	15,938	470	3.0
Wealth management fees	8,274	7,478	796	10.6	15,752	14,805	947	6.4
Mortgage lending income	1,973	2,320	(347)	(15.0)	4,293	3,973	320	8.1
Bank owned life insurance income	3,876	3,814	62	1.6	7,690	5,528	2,162	39.1
Other service charges and fees	2,352	2,199	153	7.0	4,551	4,544	7	0.2
Loss on sale of securities, net	—	—	—	—	—	(391)	391	(100.0)
Other income	6,410	7,172	(762)	(10.6)	13,582	21,099	(7,517)	(35.6)
Total noninterest income	$43,299	$43,184	$115	0.3%	$86,483	$90,815	$(4,332)	(4.8)%

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $31.0 million and $29.9 million for the three month periods ended June 30, 2024 and March 31, 2024, respectively, and was $60.9 million and $60.6 million for the six month periods ended June 30, 2024 and 2023, respectively.

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

Noninterest expense was $139.4 million for the three month period ended June 30, 2024, as compared to noninterest expense of $139.9 million for the three month period ended March 31, 2024, representing a decrease of $525,000, or 0.4%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing, FDIC special assessment, early retirement program costs and termination of vendor and software services (for the three months ended June 30, 2024), for the three months ended June 30, 2024 was flat as compared to the three months ended March 31, 2024, and resulted in a modest decrease of $56,000.

Noninterest expense for the six months ended June 30, 2024 decreased by approximately $3.7 million or 1.3% as compared to the six months ended June 30, 2023. Adjusted noninterest expense, which excludes branch right sizing, merger related costs (for the six months ended June 30, 2023), FDIC special assessment (for the six months ended June 30, 2024), termination of vendor and software services (for the six months ended June 30, 2024) and early retirement program costs, decreased $1.1 million, or 0.4%, as compared to the six months ended June 30, 2023.

Salaries and employee benefits expense decreased $1.9 million during the three month period ended June 30, 2024 as compared to the preceding sequential quarter and decreased $8.4 million during the six month period ended June 30, 2024 when compared to the same period in the prior year. Adjusted salaries and employee benefits expense, which excludes early retirement program costs, for the three months ended June 30, 2024, decreased $1.8 million, or 2.5%, as compared to the preceding sequential quarter and decreased $5.1 million, or 3.5%, during the six month period ended June 30, 2024 when compared to the same period in the prior year. The decrease as compared to the preceding sequential quarter is primarily due to higher payroll taxes typically incurred during the first quarter, while the decrease as compared to the same period in the prior year is primarily due to the successful execution of programs as part of our Better Bank Initiative.

Deposit insurance expense for the three and six months ended June 30, 2024 as compared to the three months ended March 31, 2024 and six months ended June 30, 2023 decreased by $1.5 million and increased by $2.7 million, respectively. The variance in deposit insurance expense on a sequential quarter basis is significantly attributable to the additional FDIC special assessments of $283,000 and $1.5 million during the three months ended June 30, 2024 and March 31, 2024, respectively, which were levied to support the Deposit Insurance Fund following the failure of certain banks in 2023. The increase in deposit insurance expense for the six months ended June 30, 2024 as compared to the same period in 2023 is primarily due to the base assessment rate related to changes in the mix of deposits.

Table 6 below shows noninterest expense for the three month periods ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and 2023, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2024	2024	$	%	2024	2023	$	%
Salaries and employee benefits	$70,598	$72,434	$(1,836)	(2.5)%	$143,032	$148,152	$(5,120)	(3.5)%
Early retirement program	118	219	(101)	(46.1)	337	3,609	(3,272)	(90.7)
Occupancy expense, net	11,864	12,258	(394)	(3.2)	24,122	22,988	1,134	4.9
Furniture and equipment expense	5,623	5,141	482	9.4	10,764	10,179	585	5.8
Other real estate and foreclosure expense	117	179	(62)	(34.6)	296	475	(179)	(37.7)
Deposit insurance	5,682	7,135	(1,453)	(20.4)	12,817	10,094	2,723	27.0
Merger related costs	—	—	—	—	—	1,415	(1,415)	(100.0)
Other operating expenses:
Professional services	6,329	4,067	2,262	55.6	10,396	9,642	754	7.8
Postage	2,174	2,037	137	6.7	4,211	4,690	(479)	(10.2)
Telephone	1,560	1,720	(160)	(9.3)	3,280	3,432	(152)	(4.4)
Debit and credit card	3,215	3,328	(113)	(3.4)	6,543	6,633	(90)	(1.4)
Marketing	6,359	6,648	(289)	(4.4)	13,007	12,254	753	6.1
Software and technology	10,872	10,743	129	1.2	21,615	20,592	1,023	5.0
Operating supplies	607	639	(32)	(5.0)	1,246	1,288	(42)	(3.3)
Amortization of intangibles	3,852	3,850	2	0.1	7,702	8,194	(492)	(6.0)
Branch right sizing	519	236	283	*	755	1,074	(319)	(29.7)
Other	9,865	9,245	620	6.7	19,110	18,213	897	4.9
Total noninterest expense	$139,354	$139,879	$(525)	(0.4)%	$279,233	$282,924	$(3,691)	(1.3)%
*    Not meaningful

INVESTMENTS AND SECURITIES

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as either held-to-maturity (“HTM”) or AFS. Our philosophy regarding investments is conservative based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, MBS and municipal securities. Our general policy is not to invest in derivative type investments or high-risk securities, except for collateralized MBS for which collection of principal and interest is not subordinated to significant superior rights held by others.

HTM and AFS investment securities were $3.69 billion and $2.89 billion, respectively, at June 30, 2024, compared to the HTM amount of $3.73 billion and AFS amount of $3.15 billion at December 31, 2023. We continue to look for opportunities to maximize the value of the investment portfolio.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. The related remaining combined net unrealized losses of $117.4 million in accumulated other comprehensive income (loss) as of June 30, 2024 will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

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

Furthermore, as of June 30, 2024, we have the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost, we do not have an immediate intent to sell the securities classified as AFS, and we believe the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. During 2024, we will continue to evaluate targeted sales of AFS securities based on prevailing market conditions and our funding and liquidity positions. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2024, we believe the declines in fair value are temporary and we do not believe any of the securities are impaired due to reasons of credit quality.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.0 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the six months ended June 30, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $23.1 million.

LOAN PORTFOLIO

Our loan portfolio averaged $17.00 billion and $16.52 billion during the first six months of 2024 and 2023, respectively. As of June 30, 2024, total loans were $17.19 billion, an increase of $346.8 million from December 31, 2023. The increase in the average loan balance during the first six months of 2024 when compared to the same period in 2023 is primarily due to the continued widespread organic loan growth throughout our geographic markets over the comparative period. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	June 30,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$178,354	$191,204
Other consumer	130,278	127,462
Total consumer	308,632	318,666
Real estate:
Construction and development	3,056,703	3,144,220
Single family residential	2,666,201	2,641,556
Other commercial	7,760,266	7,552,410
Total real estate	13,483,170	13,338,186
Commercial:
Commercial	2,484,474	2,490,176
Agricultural	285,181	232,710
Total commercial	2,769,655	2,722,886
Other	630,980	465,932
Total loans before allowance for credit losses	$17,192,437	$16,845,670

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $308.6 million at June 30, 2024, or 1.8% of total loans, compared to $318.7 million, or 1.9% of total loans at December 31, 2023. The decrease in consumer loans from December 31, 2023, to June 30, 2024, was primarily due to loan payoffs and pay downs within the credit card portfolio during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.48 billion at June 30, 2024, or 78.4% of total loans, compared to $13.34 billion, or 79.2%, of total loans at December 31, 2023, an increase of $145.0 million, or 1.1%. Our C&D loans decreased by $87.5 million, or 2.8%, single family residential loans increased by $24.6 million, or 0.9%, and CRE loans increased by $207.9 million, or 2.8%. The incremental changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first six months of 2024. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.77 billion at June 30, 2024, or 16.1% of total loans, compared to $2.72 billion, or 16.2% of total loans at December 31, 2023, an increase of $46.8 million, or 1.7%. The increase in commercial loans was related to the increase in agricultural loans of $52.5 million, or 22.5%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first six months of 2024 as compared to December 31, 2023, and was coupled with continued organic growth in our municipal loans during the quarter, leading to an increase of $165.0 million in other loans.

While loan growth was widespread throughout our geographic markets and was generally broad-based by loan type during the first six months of 2024, loan growth during the first half of 2024 reflected moderating demand and increased payoff activity, as we focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Our commercial loan pipeline consisting of all commercial loan opportunities was $1.00 billion at June 30, 2024 compared to $948.2 million at December 31, 2023. Loans approved and ready to close at the end of the quarter totaled $329.7 million.

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

Total non-performing assets increased $16.6 million from December 31, 2023 to June 30, 2024. Nonaccrual loans increased by $19.6 million from December 31, 2023 and foreclosed assets held for sale and other real estate owned decreased $1.9 million as compared to December 31, 2023. The increase in nonaccrual assets was primarily due to two large loans being placed in nonaccrual status during the period. One is a $5.9 million asset based lending loan and the other is a $6.6 million non-owner occupied real estate loan to a business that was negatively impacted by the COVID-19 pandemic.

From time to time, certain borrowers experience declines in income and cash flow. As a result, these borrowers seek to reduce contractual cash outlays, the most prominent being debt payments. In an effort to preserve our net interest margin and earning assets, we are open to working with existing customers in order to maximize the collectability of the debt.

We have internal loan modification programs for borrowers experiencing financial difficulties. Modifications to borrowers experiencing financial difficulties (“FDMs”) may include interest rate reductions, principal or interest forgiveness and/or term extensions. We primarily use interest rate reduction and/or payment modifications or extensions, with an occasional forgiveness of principal.

There was one loan modification granted to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2024 and 2023.

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.34% as of June 30, 2024. Non-performing loans equaled 0.60% of total loans. Non-performing assets were 0.39% of total assets, a 6 basis point increase from December 31, 2023. The allowance for credit losses was 223% of non-performing loans. Our annualized net charge-offs to average total loans ratio for the first six months of 2024 was 0.19%. Annualized net credit card charge-offs to average total credit card loans were 2.69% for the first six months of 2024, compared to 2.20% during the full year 2023, and 196 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Non-performing Assets

	June 30,	December 31,	June 30,
(Dollars in thousands)	2024	2023	2023
Nonaccrual loans (1)	$102,891	$83,325	$71,279
Loans past due 90 days or more (principal or interest payments)	558	1,147	738
Total non-performing loans	103,449	84,472	72,017
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	2,209	4,073	3,909
Other non-performing assets	1,167	1,726	1,013
Total other non-performing assets	3,376	5,799	4,922
Total non-performing assets	$106,825	$90,271	$76,939

Allowance for credit losses to non-performing loans	223%	267%	292%
Non-performing loans to total loans	0.60%	0.50%	0.43%
Non-performing assets to total assets	0.39%	0.33%	0.28%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $842,000 and $282,000 at June 30, 2024 and December 31, 2023, respectively.

The interest income on nonaccrual loans is not considered material for the three and six month periods ended June 30, 2024 and 2023.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2024	2023
Balance, beginning of year	$225,231	$196,955

Loans charged off:
Credit card	3,064	2,486
Other consumer	1,282	1,122
Real estate	2,980	1,639
Commercial	11,836	1,637
Total loans charged off	19,162	6,884
Recoveries of loans previously charged off:
Credit card	469	532
Other consumer	842	676
Real estate	807	1,172
Commercial	897	1,538
Total recoveries	3,015	3,918
Net loans charged off	16,147	2,966
Provision for credit losses	21,305	15,977
Balance, June 30,	$230,389	$209,966

Loans charged off:
Credit card		2,817
Other consumer		1,400
Real estate		10,746
Commercial		4,325
Total loans charged off		19,288
Recoveries of loans previously charged off:
Credit card		476
Other consumer		862
Real estate		1,214
Commercial		554
Total recoveries		3,106
Net loans charged off		16,182
Provision for credit losses		31,447
Balance, end of year		$225,231

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and six months ended June 30, 2024 and 2023, and for the year ended December 31, 2023, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of June 30, 2024, the allowance for credit losses reflected an increase of approximately $5.2 million from December 31, 2023, while total loans increased by $346.8 million over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first six months of 2024 was primarily due to the loan growth experienced during the first half of the year, as well as refreshed economic forecasts. Our allowance for credit losses at June 30, 2024 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,765	1.0%	$5,868	1.1%
Other consumer	5,898	4.4%	5,716	3.5%
Real estate	175,176	78.5%	177,177	79.2%
Commercial	43,550	16.1%	36,470	16.2%
Total	$230,389	100.0%	$225,231	100.0%

Allowance for credit losses to period-end loans	1.34%		1.34%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 234 financial centers as of June 30, 2024. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of June 30, 2024, core deposits comprised 78.7% of our total deposits.

We continually monitor the funding requirements along with competitive interest rates in the markets we serve. Because of our community banking philosophy, our executives in the local markets, with oversight by the Chief Deposit Officer, Asset Liability Committee and the Bank’s Treasury Department, establish the interest rates offered on both core and non-core deposits. This approach helps ensure that the interest rates being paid are competitively priced for each particular deposit product and structured to meet the funding requirements. We believe we are paying a competitive rate when compared with pricing in those markets.

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

Our total deposits as of June 30, 2024, were $21.84 billion, compared to $22.24 billion as of December 31, 2023. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.55 billion at June 30, 2024, compared to $15.80 billion at December 31, 2023, a decrease of $248.9 million. Total time deposits decreased $155.2 million to $6.29 billion at June 30, 2024, from $6.45 billion at December 31, 2023. We had $2.94 billion and $2.90 billion of brokered deposits at June 30, 2024, and December 31, 2023, respectively. The decrease in total deposits at June 30, 2024 as compared to December 31, 2023 primarily reflects activity related to public funds deposits. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.71 billion and $1.34 billion at June 30, 2024 and December 31, 2023, respectively. The outstanding balance for June 30, 2024 includes $1.33 billion in FHLB advances; $366.2 million in subordinated notes and unamortized debt issuance costs; and $18.3 million of other long-term debt. FHLB advances outstanding at June 30, 2024 are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

For information about the regulatory capital treatment of the Notes and the Spirit Notes, see the section “Capital—Risk Based Capital.”

CAPITAL

Overview

At June 30, 2024, total capital was $3.46 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2024, our common equity to asset ratio was 12.64% compared to 12.53% at year-end 2023.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Stock Repurchase Program

In January 2022, our Board of Directors authorized a stock repurchase program (“2022 Program”) under which we could repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, our Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2024 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and will terminate on January 31, 2026 (unless terminated sooner).

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

No shares were repurchased during the three and six month periods ended June 30, 2024. During the three and six month periods ended June 30, 2023, we repurchased 1,128,087 shares at an average price per share of $17.75 under the 2022 Program.

Cash Dividends

We declared cash dividends on our common stock of $0.42 per share for the first six months of 2024 compared to $0.40 per share for the first six months of 2023, an increase of $0.02, or 5%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of the Parent Company are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations. For additional information regarding the parent company’s liquidity, see “Liquidity Management” and “Market Risk Management” in Item 3 – Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. We continually assess our capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings.

Risk Based Capital

The Company and Simmons Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The Company and Simmons Bank must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. The Company’s management reviews regulatory capital levels on an ongoing basis in light of the size, composition and quality of the Company’s capital resources, and of trends and anticipated changes thereto.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2024, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The Company’s risk-based capital ratios at June 30, 2024 and December 31, 2023 are presented in Table 11 below:

Table 11: Risk-Based Capital

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Tier 1 capital:
Stockholders’ equity	$3,458,869	$3,426,488
CECL transition provision	30,873	61,746
Goodwill and other intangible assets	(1,391,969)	(1,398,810)
Unrealized loss on available-for-sale securities, net of income taxes	405,481	404,375
Total Tier 1 capital	2,503,254	2,493,799
Tier 2 capital:
Subordinated notes and debentures	366,217	366,141
Subordinated debt phase out	(132,000)	(66,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	217,684	170,977
Total Tier 2 capital	451,901	471,118
Total risk-based capital	$2,955,155	$2,964,917

Risk weighted assets	$20,856,194	$20,599,238

Assets for leverage ratio	$26,371,545	$26,552,988

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.00%	12.11%
Tier 1 leverage ratio	9.49%	9.39%
Tier 1 risk-based capital ratio	12.00%	12.11%
Total risk-based capital ratio	14.17%	14.39%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. Qualifying subordinated debt of $234.2 million and $300.1 million is included as Tier 2 and total capital of the Company as of June 30, 2024 and December 31, 2023, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “target,” “plan,” positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, completed acquisitions, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, investment in digital channels, critical accounting policies and estimates, net interest margin, noninterest revenue, noninterest expense, market conditions related to and the impact of the Company’s stock repurchase program, consumer behavior and liquidity, the adequacy of the allowance for credit losses, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB and other agencies, capital resources, market risk, plans for future and current investments in securities and investment portfolio strategies, effect of pending and future litigation, staffing initiatives, estimated cost savings associated with the Company’s early retirement program and Better Bank Initiative, acquisition strategy and activity, legal and regulatory limitations and compliance and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies, including policies of the Federal Reserve, as well as legislative and regulatory changes; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; changes in liquidity; inflation; changes in the level and composition of deposits, loan demand, deposit flows, credit quality and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock; developments in information technology affecting the financial industry; changes in customer behaviors, including consumer spending, borrowing and saving habits; cyber threats, attacks or events, including at third-parties with which we rely on for key services; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition (current expected credit losses); the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine and between Israel and Hamas) or other major events, or the prospect of these events; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns that led to the large regional bank failures during 2023 may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions and to fully realize cost savings and other benefits associated with those transactions; the effects of government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, cell phone/tablet, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, OREO, and other cautionary statements set forth elsewhere in this report. Additional information on factors that might cause the Company’s results to differ materially from those disclosed in the forward-looking statements is included in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report, the Company’s annual report on Form 10-K for the year ended December 31, 2023, and related disclosures in other filings with the SEC, which are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch right sizing costs, merger related costs, FDIC special assessment, loss (gain) on sale of securities, termination of vendor and software services, early retirement program costs and tax effect}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), adjusted noninterest expense (non-GAAP), adjusted salaries and employee benefits expense (non-GAAP), uninsured, non-collateralized deposits (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The Company has updated its calculation of certain non-GAAP financial measures to exclude the impact of gains or losses on the sale of AFS investment securities in light of the impact of the Company’s strategic AFS investment securities transactions during the fourth quarter of 2023 and has presented past periods on a comparable basis.

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

We have $1.426 billion and $1.433 billion total goodwill and other intangible assets for the periods ended June 30, 2024 and December 31, 2023, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 12: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,	March 31	June 30,	June 30,
(In thousands, except per share data)	2024	2024	2024	2023
Net income available to common stockholders	$40,763	$38,871	$79,634	$103,903
Certain items:
FDIC Special Assessment	283	1,549	1,832	—
Merger related costs	—	—	—	1,415
Early retirement program	118	219	337	3,609
Termination of vendor and software services	615	—	615	—
Loss on sale of securities	—	—	—	391
Branch right sizing (net)	519	236	755	1,074
Tax effect (1)	(401)	(524)	(925)	(1,695)
Certain items, net of tax	1,134	1,480	2,614	4,794
Adjusted earnings (non-GAAP)	$41,897	$40,351	$82,248	$108,697

Diluted earnings per share(2)	$0.32	$0.31	$0.63	$0.82
Certain items:
FDIC Special Assessment	—	0.01	0.02	—
Merger related costs	—	—	—	0.01
Early retirement program	—	—	—	0.03
Termination of vendor and software services	0.01	—	—	—
Loss on sale of securities	—	—	—	—
Branch right sizing (net)	—	—	0.01	0.01
Tax effect (1)	—	—	(0.01)	(0.02)
Certain items, net of tax	0.01	0.01	0.02	0.03
Adjusted diluted earnings per share (non-GAAP)	$0.33	$0.32	$0.65	$0.85
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

	Three Months Ended		Six Months Ended
	June 30,	March 31	June 30,	June 30,
(In thousands)	2024	2024	2024	2023
Noninterest income	$43,299	$43,184	$86,483	$90,815
Certain items:
Loss on sale of securities	—	—	—	391
Total certain items	—	—	—	391
Adjusted noninterest income (non-GAAP)	$43,299	$43,184	$86,483	$91,206

Noninterest expense	$139,354	$139,879	$279,233	$282,924
Certain items:
Merger related costs	—	—	—	(1,415)
Early retirement program	(118)	(219)	(337)	(3,609)
Termination of vendor and software services	(615)	—	(615)	—
FDIC Special Assessment	(283)	(1,549)	(1,832)	—
Branch right sizing	(519)	(236)	(755)	(1,074)
Total certain items	(1,535)	(2,004)	(3,539)	(6,098)
Adjusted noninterest expense (non-GAAP)	$137,819	$137,875	$275,694	$276,826

Salaries and employee benefits expense	$70,716	$72,653	$143,369	$151,761
Early retirement program	(118)	(219)	(337)	(3,609)
Other	1	—	1	—
Adjusted salaries and employee benefits expense (non-GAAP)	$70,599	$72,434	$143,033	$148,152

See Table 14 below for the reconciliation of tangible book value per common share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	June 30,	December 31,
(In thousands, except per share data)	2024	2023
Total common stockholders’ equity	$3,458,869	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(104,943)	(112,645)
Total intangibles	(1,425,742)	(1,433,444)
Tangible common stockholders’ equity	$2,033,127	$1,993,044
Shares of common stock outstanding	125,487,520	125,184,119

Book value per common share	$27.56	$27.37

Tangible book value per common share (non-GAAP)	$16.20	$15.92

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Total common stockholders’ equity	$3,458,869	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(104,943)	(112,645)
Total intangibles	(1,425,742)	(1,433,444)
Tangible common stockholders’ equity	$2,033,127	$1,993,044

Total assets	$27,369,072	$27,345,674
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(104,943)	(112,645)
Total intangibles	(1,425,742)	(1,433,444)
Tangible assets	$25,943,330	$25,912,230

Ratio of common equity to assets	12.64%	12.53%
Ratio of tangible common equity to tangible assets (non-GAAP)	7.84%	7.69%

See Table 16 below for the reconciliation of uninsured, non-collateralized deposits and the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 16: Reconciliation of Uninsured, Non-Collateralized Deposits and the Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

	June 30,	December 31,
(In thousands)	2024	2023
Uninsured deposits at Simmons Bank	$8,186,903	$8,328,444
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,835,424	2,846,716
Less: Intercompany eliminations	943,979	728,480
Total uninsured, non-collateralized deposits	$4,407,500	$4,753,248

FHLB borrowing availability	$4,910,000	$5,401,000
Unpledged securities	4,145,000	3,817,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	2,065,000	1,998,000
Additional liquidity sources	$11,120,000	$11,216,000

Uninsured, non-collateralized deposit coverage ratio	2.5x	2.4x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2024, undivided profits of Simmons Bank were approximately $528.0 million, of which approximately $2.2 million was available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

Subsidiary Bank

Generally speaking, Simmons Bank relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in investing activities. Typical of most banking companies, significant financing activities include: deposit gathering; use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements; and the issuance of long-term debt. Simmons Bank’s primary investing activities include loan originations and purchases of investment securities, offset by loan payoffs and investment cash flows and maturities.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of June 30, 2024, Simmons Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $4.91 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 43.9% of the investment portfolio is classified as available-for-sale, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2024, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of 3.00% and 6.21%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in positive variances in net interest income of 1.55% and 4.57%, respectively, relative to the base case over the next 12 months. These results reflect a liability-sensitive balance sheet and are consistent with the Company’s shift toward short-term funding combined with relatively little change in the mix of interest-earning assets. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2024:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(6.21)%
Up 100 basis points	(3.00)%
Down 100 basis points	1.55%
Down 200 basis points	4.57%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning our purchases of common stock during the quarter ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$175,000,000
May 1, 2024 - May 31, 2024	—	—	—	$175,000,000
June 1, 2024 - June 30, 2024	—	—	—	$175,000,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Aircraft Time Sharing Agreement between Simmons First National Corporation and Steve Cossé, dated July 1, 2024.*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
14.2	Simmons First National Corporation Finance Group Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
15.1	Awareness Letter of Forvis Mazars, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Executive Officer.*

Exhibit No.	Description
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 6, 2024	/s/ Robert A. Fehlman
Robert A. Fehlman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2024	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)