Form 10-Q
period 2024-09-30
SIMMONS FIRST NATIONAL CORP
filed 2024-11-07
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2024, was 125,573,336.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2024

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2024 and December 31, 2023

	September 30,	December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$398,321	$345,258
Interest bearing balances due from banks and federal funds sold	205,081	268,834
Cash and cash equivalents	603,402	614,092
Interest bearing balances due from banks - time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at September 30, 2024 and December 31, 2023	3,658,700	3,726,288
Available-for-sale, (amortized cost of $2,976,811 and $3,509,709 at September 30, 2024 and December 31, 2023, respectively)	2,691,094	3,152,153
Total investments	6,349,794	6,878,441
Mortgage loans held for sale	8,270	9,373
Loans	17,336,040	16,845,670
Allowance for credit losses on loans	(233,223)	(225,231)
Net loans	17,102,817	16,620,439
Premises and equipment	584,366	570,678
Foreclosed assets and other real estate owned	1,299	4,073
Interest receivable	125,700	122,430
Bank owned life insurance	508,781	500,559
Goodwill	1,320,799	1,320,799
Other intangible assets	101,093	112,645
Other assets	562,983	592,045
Total assets	$27,269,404	$27,345,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,521,715	$4,800,880
Interest bearing transaction accounts and savings deposits	10,863,945	10,997,425
Time deposits	6,549,774	6,446,673
Total deposits	21,935,434	22,244,978
Federal funds purchased and securities sold under agreements to repurchase	51,071	67,969
Other borrowings	1,045,878	972,366
Subordinated notes and debentures	366,255	366,141
Accrued interest and other liabilities	341,933	267,732
Total liabilities	23,740,571	23,919,186

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at September 30, 2024 and December 31, 2023; 125,554,598 and 125,184,119 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,256	1,252
Surplus	2,508,438	2,499,930
Undivided profits	1,355,000	1,329,681
Accumulated other comprehensive loss	(335,861)	(404,375)
Total stockholders’ equity	3,528,833	3,426,488
Total liabilities and stockholders’ equity	$27,269,404	$27,345,674

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$277,939	$255,901	$810,366	$727,691
Interest bearing balances due from banks and federal funds sold	2,921	3,569	8,895	10,375
Investment securities	53,220	50,638	166,271	148,163
Mortgage loans held for sale	209	178	551	414
TOTAL INTEREST INCOME	334,289	310,286	986,083	886,643

INTEREST EXPENSE
Deposits	152,244	133,157	457,210	329,049
Federal funds purchased and securities sold under agreements to repurchase	138	277	483	918
Other borrowings	17,067	16,450	43,741	43,910
Subordinated notes and debentures	7,128	6,969	21,126	18,268
TOTAL INTEREST EXPENSE	176,577	156,853	522,560	392,145

NET INTEREST INCOME	157,712	153,433	463,523	494,498
Provision for credit losses	12,148	7,722	33,453	31,999

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	145,564	145,711	430,070	462,499

NONINTEREST INCOME
Service charges on deposit accounts	12,713	12,429	36,920	37,748
Debit and credit card fees	8,144	7,712	24,552	23,650
Wealth management fees	8,226	7,719	23,978	22,524
Mortgage lending income	1,956	2,157	6,249	6,130
Bank owned life insurance income	3,757	3,095	11,447	8,623
Other service charges and fees	2,381	2,232	6,932	6,776
Loss on sale of securities, net	(28,393)	—	(28,393)	(391)
Other income	8,346	7,433	21,928	28,532
TOTAL NONINTEREST INCOME	17,130	42,777	103,613	133,592

NONINTEREST EXPENSE
Salaries and employee benefits	69,167	67,374	212,536	219,135
Occupancy expense, net	12,216	12,020	36,338	35,008
Furniture and equipment expense	5,612	5,117	16,376	15,296
Other real estate and foreclosure expense	87	228	383	703
Deposit insurance	5,571	4,672	18,388	14,766
Merger related costs	—	5	—	1,420
Other operating expenses	44,540	42,582	132,405	128,594
TOTAL NONINTEREST EXPENSE	137,193	131,998	416,426	414,922

INCOME BEFORE INCOME TAXES	25,501	56,490	117,257	181,169
Provision for income taxes	761	9,243	12,883	30,019

NET INCOME	$24,740	$47,247	$104,374	$151,150
BASIC EARNINGS PER SHARE	$0.20	$0.38	$0.83	$1.19
DILUTED EARNINGS PER SHARE	$0.20	$0.37	$0.83	$1.19
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
NET INCOME	$24,740	$47,247	$104,374	$151,150

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	97,187	(131,603)	71,400	(96,104)
Less: Reclassification adjustment for realized losses included in net income	(28,393)	—	(28,393)	(391)
Less: Realized gains (losses) on available-for-sale securities interest rate hedges	37,558	(24,657)	24,975	(39,618)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(6,231)	(6,233)	(17,938)	(19,786)
Other comprehensive income (loss), before tax effect	94,253	(100,713)	92,756	(36,309)
Less: Tax effect of other comprehensive income (loss)	24,633	(26,321)	24,242	(9,489)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	69,620	(74,392)	68,514	(26,820)

COMPREHENSIVE INCOME (LOSS)	$94,360	$(27,145)	$172,888	$124,330

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023

(In thousands)	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$104,374	$151,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,863	35,933
Provision for credit losses	33,453	31,999
Loss on sale of investments	28,393	391
Net amortization of investment securities and assets	13,104	10,647
Net amortization on borrowings	114	114
Stock-based compensation expense	8,867	9,617
Loss (gain) on sale of foreclosed assets and other real estate owned	(911)	(193)
Gain on sale of mortgage loans held for sale	(6,705)	(5,711)
Loss on sale of loans	234	—
Deferred income taxes	(3,254)	4,202
Income from bank owned life insurance	(11,798)	(9,811)
Originations of mortgage loans held for sale	(73,582)	(207,822)
Proceeds from sale of mortgage loans held for sale	81,390	205,329
Changes in assets and liabilities:
Interest receivable	(3,270)	(7,469)
Other assets	65,650	(99,325)
Accrued interest and other liabilities	74,820	5,115
Income taxes payable	(2,683)	(3,730)
Net cash provided by operating activities	343,059	120,436

INVESTING ACTIVITIES
Net change in loans	(519,391)	(709,735)
Proceeds from sale of loans	6,099	69,760
Net change in due from banks - time	—	695
Purchases of premises and equipment, net	(34,935)	(26,556)
Proceeds from sale of foreclosed assets and other real estate owned	5,100	1,867
Proceeds from sale of available-for-sale securities	251,517	—
Proceeds from maturities of available-for-sale securities	205,164	494,388
Purchases of available-for-sale securities	—	(2,286)
Proceeds from maturities of held-to-maturity securities	62,460	65,786
Purchases of held-to-maturity securities	(1,000)	(62,885)
Surrender of bank owned life insurance	2,201	—
Proceeds from bank owned life insurance death benefits	1,376	3,686
Net cash used in investing activities	(21,409)	(165,280)

FINANCING ACTIVITIES
Net change in deposits	(309,544)	(316,514)
Proceeds from issuance of other borrowed funds	2,650,000	3,125,000
Repayments of other borrowed funds	(2,576,488)	(2,636,441)
Dividends paid on common stock	(79,055)	(75,926)
Net change in federal funds purchased and securities sold under agreements to repurchase	(16,898)	(85,921)
Net shares cancelled under stock compensation plans	(1,325)	(2,662)
Shares issued under employee stock purchase plan	970	833
Repurchases of common stock	—	(39,999)
Net cash (used in) provided by financing activities	(332,340)	(31,630)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,690)	(76,474)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	614,092	682,122

CASH AND CASH EQUIVALENTS, END OF PERIOD	$603,402	$605,648
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2024 and 2023

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended September 30, 2024
Balance, June 30, 2024 (Unaudited)	$1,255	$2,506,469	$(405,481)	$1,356,626	$3,458,869

Comprehensive income	—	—	69,620	24,740	94,360
Stock-based compensation plans, net – 67,078 shares	1	1,969	—	—	1,970
Dividends on common stock – $0.21 per share	—	—	—	(26,366)	(26,366)

Balance, September 30, 2024 (Unaudited)	$1,256	$2,508,438	$(335,861)	$1,355,000	$3,528,833

Three Months Ended September 30, 2023
Balance, June 30, 2023 (Unaudited)	$1,262	$2,516,398	$(469,988)	$1,308,654	$3,356,326

Comprehensive (loss) income	—	—	(74,392)	47,247	(27,145)
Stock-based compensation plans, net – 37,536 shares	1	1,441	—	—	1,442
Stock repurchases – 1,128,962 shares	(12)	(19,965)	—	—	(19,977)
Dividends on common stock – $0.20 per share	—	—	—	(25,091)	(25,091)

Balance, September 30, 2023 (Unaudited)	$1,251	$2,497,874	$(544,380)	$1,330,810	$3,285,555

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2024 and 2023

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Nine Months Ended September 30, 2024
Balance, December 31, 2023	$1,252	$2,499,930	$(404,375)	$1,329,681	$3,426,488

Comprehensive income	—	—	68,514	104,374	172,888
Stock issued for employee stock purchase plan – 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net – 317,318 shares	4	7,538	—	—	7,542
Dividends on common stock – $0.63 per share	—	—	—	(79,055)	(79,055)

Balance, September 30, 2024 (Unaudited)	$1,256	$2,508,438	$(335,861)	$1,355,000	$3,528,833

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$1,270	$2,530,066	$(517,560)	$1,255,586	$3,269,362

Comprehensive (loss) income	—	—	(26,820)	151,150	124,330
Stock issued for employee stock purchase plan – 42,510 shares	—	833	—	—	833
Stock-based compensation plans, net – 301,166 shares	4	6,951	—	—	6,955
Stock repurchases - 2,257,049 shares	(23)	(39,976)	—	—	(39,999)
Dividends on common stock – $0.60 per share	—	—	—	(75,926)	(75,926)

Balance, September 30, 2023 (Unaudited)	$1,251	$2,497,874	$(544,380)	$1,330,810	$3,285,555

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 234 financial centers as of September 30, 2024, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The Company identified an error in its previously issued unaudited consolidated statements of cash flows. The cash flows associated with other borrowings were presented on a net basis, rather than on a gross basis. The Company corrected this error in the accompanying unaudited consolidated statements of cash flows for the nine months ended September 30, 2023. The correction had no impact to the total net cash used in financing activities in the period. The Company evaluated the materiality of this error utilizing Accounting Standards Codification (“ASC”) Topic 250 and SEC Staff Accounting Bulletin 99-M, both quantitatively and qualitatively, and concluded that this error is immaterial to the impacted prior period.

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

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of September 30, 2024, the related remaining combined net unrealized losses of $112.7 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

September 30, 2024
U.S. Government agencies	$455,179	$—	$455,179	$—	$(75,331)	$379,848
Mortgage-backed securities	1,093,070	—	1,093,070	571	(88,660)	1,004,981
State and political subdivisions	1,857,510	(227)	1,857,283	176	(368,773)	1,488,686
Other securities	256,155	(2,987)	253,168	—	(17,073)	236,095
Total HTM	$3,661,914	$(3,214)	$3,658,700	$747	$(549,837)	$3,109,610

December 31, 2023
U.S. Government agencies	$453,121	$—	$453,121	$—	$(89,203)	$363,918
Mortgage-backed securities	1,161,694	—	1,161,694	354	(107,834)	1,054,214
State and political subdivisions	1,858,680	(2,006)	1,856,674	284	(369,509)	1,487,449
Other securities	256,007	(1,208)	254,799	—	(25,010)	229,789
Total HTM	$3,729,502	$(3,214)	$3,726,288	$638	$(591,556)	$3,135,370

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of September 30, 2024, HTM MBS consisted of $137.2 million and $955.9 million of commercial MBS and residential MBS, respectively. As of December 31, 2023, HTM MBS consisted of $141.6 million and $1.02 billion of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

September 30, 2024
U.S. Treasury	$1,297	$—	$—	$(7)	$1,290
U.S. Government agencies	59,247	—	23	(873)	58,397
Mortgage-backed securities	1,634,391	—	18	(124,007)	1,510,402
State and political subdivisions	1,042,823	—	180	(144,825)	898,178
Other securities	239,053	—	159	(16,385)	222,827
Total AFS	$2,976,811	$—	$380	$(286,097)	$2,691,094

December 31, 2023
U.S. Treasury	$2,285	$—	$—	$(31)	$2,254
U.S. Government agencies	74,460	—	35	(1,993)	72,502
Mortgage-backed securities	2,138,652	—	8	(198,353)	1,940,307
State and political subdivisions	1,035,147	—	187	(132,541)	902,793
Other securities	259,165	—	—	(24,868)	234,297
Total AFS	$3,509,709	$—	$230	$(357,786)	$3,152,153

As of September 30, 2024, AFS MBS consisted of $571.9 million and $938.5 million of commercial MBS and residential MBS, respectively. As of December 31, 2023, AFS MBS consisted of $710.1 million and $1.23 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at September 30, 2024 was $17.3 million and $24.6 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of September 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
U.S. Treasury	$1,290	$(7)	$—	$—	$1,290	$(7)
U.S. Government agencies	982	(1)	54,494	(872)	55,476	(873)
Mortgage-backed securities	1,574	(110)	1,507,414	(123,897)	1,508,988	(124,007)
State and political subdivisions	4,934	(17)	867,223	(144,808)	872,157	(144,825)
Other securities	7,870	(59)	167,726	(16,326)	175,596	(16,385)
Total AFS	$16,650	$(194)	$2,596,857	$(285,903)	$2,613,507	$(286,097)

As of September 30, 2024, the Company’s investment portfolio included $2.69 billion of AFS securities, of which $2.61 billion, or 97.1%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Furthermore, the decline in fair value for each of the above AFS securities is attributable to the rates for those investments yielding less than current market rates. Management does not believe any of the securities are impaired due to reasons of credit quality. Management believes the declines in fair value for the securities are temporary. As of September 30, 2024, management does not have the immediate intent to sell the securities, and management believes the accounting standard of “more likely than not” has not been met regarding whether the Company would be required to sell any of the AFS securities before recovery of amortized cost.

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

The following table details activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2024 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended September 30, 2024
Held-to-maturity
Beginning balance, July 1, 2024	$191	$3,023	$3,214
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	36	(36)	—
Ending balance, September 30, 2024	$227	$2,987	$3,214

Nine Months Ended September 30, 2024
Held-to-maturity
Beginning balance, January 1, 2024	$2,006	$1,208	$3,214
Provision for credit loss expense	—	—	—
Net (decrease) increase in allowance on previously impaired securities	(1,779)	1,779	—
Ending balance, September 30, 2024	$227	$2,987	$3,214

Activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2023 on the Company’s HTM and AFS securities portfolio was as follows:

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended September 30, 2023
Held-to-maturity
Beginning balance, July 1, 2023	$934	$2,280	$3,214
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	586	(586)	—
Ending balance, September 30, 2023	$1,520	$1,694	$3,214

Available-for-sale
Beginning balance, July 1, 2023	$—	$2,396	$2,396
Provision for credit loss expense	—	—	—
Net decrease in allowance on previously impaired securities	—	(1,200)	(1,200)
Ending balance, September 30, 2023	$—	$1,196	$1,196

(In thousands)	State and Political Subdivisions	Other Securities	Total
Nine Months Ended September 30, 2023
Held-to-maturity
Beginning balance, January 1, 2023	$110	$1,278	$1,388
Provision for credit loss expense	824	1,002	1,826
Net increase (decrease) in allowance on previously impaired securities	586	(586)	—
Ending balance, September 30, 2023	$1,520	$1,694	$3,214

Available-for-sale
Beginning balance, January 1, 2023	$—	$—	$—
Provision for credit loss expense	—	12,800	12,800
Reduction due to sales	—	(2,078)	(2,078)
Net decrease in allowance on previously impaired securities	—	(2,526)	(2,526)
Securities charged-off	—	(7,000)	(7,000)
Ending balance, September 30, 2023	$—	$1,196	$1,196

Based upon the Company’s analysis of the underlying risk characteristics of its HTM and AFS portfolios, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s securities portfolios recorded for the three and nine months ended September 30, 2024. The Company recorded a provision for credit losses related to AFS securities of $12.8 million for the nine months ended September 30, 2023. During the same period, the provision for credit loss expense on AFS securities was reduced by $2.5 million related to previously impaired securities. Additionally, during the nine months ended September 30, 2023, the Company charged-off $7.0 million directly related to one corporate bond which was deemed uncollectible in the period.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2024:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$182,907	$300,167	$—	$483,074	$—
Aa/AA	629,590	525,905	—	1,155,495	—
A	37,021	161,726	—	198,747	98,760
Baa/BBB	—	4,384	—	4,384	157,395
Not Rated	15,810	—	—	15,810	—
Total	$865,328	$992,182	$—	$1,857,510	$256,155

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

Income earned on securities for the three and nine months ended September 30, 2024 and 2023, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Taxable:
Held-to-maturity	$10,533	$11,062	$32,378	$33,133
Available-for-sale	26,940	23,672	86,576	67,150

Non-taxable:
Held-to-maturity	10,101	10,137	30,298	30,488
Available-for-sale	5,646	5,767	17,019	17,392
Total	$53,220	$50,638	$166,271	$148,163

The amortized cost and estimated fair value by maturity of securities as of September 30, 2024 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,909	$1,906	$3,814	$3,791
After one through five years	42,277	40,576	108,132	107,789
After five through ten years	405,709	366,933	198,468	181,503
After ten years	2,118,949	1,695,214	1,031,775	887,378
Securities not due on a single maturity date	1,093,070	1,004,981	1,634,391	1,510,402
Other securities (no maturity)	—	—	231	231
Total	$3,661,914	$3,109,610	$2,976,811	$2,691,094

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.49 billion at September 30, 2024 and $3.32 billion at December 31, 2023.

There were no gross realized gains and $28.4 million gross realized losses from the sale of securities during the three and nine months ended September 30, 2024, as the Company sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during the quarter. There were no gross realized gains and no gross realized losses from the call or sale of securities during the three months ended September 30, 2023. There were no gross realized gains and $391,000 of gross realized losses recorded from the sale of securities during the nine months ended September 30, 2023. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2024 and 2023.

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

NOTE 4: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At September 30, 2024, the Company’s loan portfolio was $17.34 billion, compared to $16.85 billion at December 31, 2023. The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$177,696	$191,204
Other consumer	113,896	127,462
Total consumer	291,592	318,666
Real Estate:
Construction and development	2,796,378	3,144,220
Single family residential	2,724,648	2,641,556
Other commercial	7,992,437	7,552,410
Total real estate	13,513,463	13,338,186
Commercial:
Commercial	2,467,384	2,490,176
Agricultural	314,340	232,710
Total commercial	2,781,724	2,722,886
Other	749,261	465,932
Total loans	$17,336,040	$16,845,670

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $9.0 million and $13.2 million at September 30, 2024 and December 31, 2023, respectively, and (ii) deferred origination costs and fees of $10.1 million and $6.5 million at September 30, 2024 and December 31, 2023, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $83.9 million and $77.1 million at September 30, 2024 and December 31, 2023, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of September 30, 2024 and December 31, 2023, the total outstanding balance of PPP loans was $2.4 million and $4.8 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by category of loans are as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$563	$487
Other consumer	455	589
Total consumer	1,018	1,076
Real estate:
Construction and development	5,497	2,457
Single family residential	31,072	27,209
Other commercial	27,018	11,960
Total real estate	63,587	41,626
Commercial:
Commercial	35,648	39,886
Agricultural	609	734
Total commercial	36,257	40,620
Other	3	3
Total	$100,865	$83,325

As of September 30, 2024 and December 31, 2023, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $4.8 million and $3.2 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
September 30, 2024
Consumer:
Credit cards	$1,535	$706	$2,241	$175,455	$177,696	$561
Other consumer	1,102	204	1,306	112,590	113,896	—
Total consumer	2,637	910	3,547	288,045	291,592	561
Real estate:
Construction and development	4,338	1,438	5,776	2,790,602	2,796,378	—
Single family residential	15,647	15,616	31,263	2,693,385	2,724,648	69
Other commercial	12,161	21,959	34,120	7,958,317	7,992,437	86
Total real estate	32,146	39,013	71,159	13,442,304	13,513,463	155
Commercial:
Commercial	12,407	24,566	36,973	2,430,411	2,467,384	114
Agricultural	6	534	540	313,800	314,340	—
Total commercial	12,413	25,100	37,513	2,744,211	2,781,724	114
Other	277	3	280	748,981	749,261	—
Total	$47,473	$65,026	$112,499	$17,223,541	$17,336,040	$830

December 31, 2023
Consumer:
Credit cards	$1,734	$892	$2,626	$188,578	$191,204	$791
Other consumer	1,471	216	1,687	125,775	127,462	—
Total consumer	3,205	1,108	4,313	314,353	318,666	791
Real estate:
Construction and development	3,171	2,190	5,361	3,138,859	3,144,220	—
Single family residential	30,697	12,522	43,219	2,598,337	2,641,556	7
Other commercial	4,702	3,612	8,314	7,544,096	7,552,410	—
Total real estate	38,570	18,324	56,894	13,281,292	13,338,186	7
Commercial:
Commercial	13,799	22,750	36,549	2,453,627	2,490,176	349
Agricultural	92	516	608	232,102	232,710	—
Total commercial	13,891	23,266	37,157	2,685,729	2,722,886	349
Other	—	3	3	465,929	465,932	—
Total	$55,666	$42,701	$98,367	$16,747,303	$16,845,670	$1,147

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the three and nine month periods ended September 30, 2024.

		Percent of
	Interest Rate	Total Class
(Dollars in thousands)	Reduction	of Loans
Three Months Ended September 30, 2024
Real estate:
Single family residential	$142	0.01%
Total real estate	$142

Nine Months Ended September 30, 2024
Real estate:
Single family residential	$795	0.03%
Total real estate	$795

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three and nine month periods ended September 30, 2024. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

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

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three and nine month periods ended September 30, 2023. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one commercial loan to a borrower experiencing financial difficulty with a period-end amortized cost basis of $23,000 that was modified during the previous twelve months and which subsequently defaulted during the nine months ended September 30, 2024. There were no loans to borrowers experiencing financial difficulty that had a payment default during the nine months ended September 30, 2023 and were modified in the twelve months prior to default. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At September 30, 2024 and December 31, 2023, the Company had $5.0 million and $2.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2024 and December 31, 2023, the Company had $575,000 and $506,000, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of September 30, 2024, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024 (YTD)	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$175,455	$—	$175,455
30-89 days past due	—	—	—	—	—	—	1,535	—	1,535
90+ days past due	—	—	—	—	—	—	706	—	706
Total consumer - credit cards	—	—	—	—	—	—	177,696	—	177,696
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	4,808	—	4,808
Consumer - other
Delinquency:
Current	41,396	21,390	21,556	6,121	1,662	1,142	19,323	—	112,590
30-89 days past due	182	84	605	35	50	60	86	—	1,102
90+ days past due	15	66	44	20	1	—	58	—	204
Total consumer - other	41,593	21,540	22,205	6,176	1,713	1,202	19,467	—	113,896
Current-period consumer - other gross charge-offs	89	567	446	94	9	6	175	—	1,386
Real estate - C&D
Risk rating:
Pass	38,923	122,586	71,963	32,303	18,737	24,537	2,474,525	—	2,783,574
Special mention	—	—	65	—	—	381	2,790	—	3,236
Substandard	59	69	26	3,957	—	99	5,358	—	9,568
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	38,982	122,655	72,054	36,260	18,737	25,017	2,482,673	—	2,796,378
Current-period real estate - C&D gross charge-offs	—	—	—	—	—	—	52	—	52
Real estate - SF residential
Delinquency:
Current	198,979	338,458	578,282	326,621	196,334	588,250	466,461	—	2,693,385
30-89 days past due	904	1,406	3,259	680	479	6,253	2,666	—	15,647
90+ days past due	—	299	4,490	1,945	1,124	3,622	4,136	—	15,616
Total real estate - SF residential	199,883	340,163	586,031	329,246	197,937	598,125	473,263	—	2,724,648
Current-period real estate - SF residential gross charge-offs	3	46	136	—	1	69	56	—	311
Real estate - other commercial
Risk rating:
Pass	429,871	512,184	1,582,389	1,107,417	461,159	705,341	2,762,717	—	7,561,078
Special mention	9,489	16,352	14,682	18,191	1,480	14,658	99,584	—	174,436
Substandard	7,465	17,184	24,623	6,810	12,058	35,403	153,380	—	256,923
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	446,825	545,720	1,621,694	1,132,418	474,697	755,402	3,015,681	—	7,992,437
Current-period real estate - other commercial gross charge-offs	—	2,592	—	15	—	1	168	—	2,776

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024 (YTD)	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	187,831	307,100	274,746	138,826	33,779	68,645	1,380,054	—	2,390,981
Special mention	124	27	563	420	137	1,274	11,477	—	14,022
Substandard	1,203	2,266	16,847	3,602	3,389	6,448	28,626	—	62,381
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	189,158	309,393	292,156	142,848	37,305	76,367	1,420,157	—	2,467,384
Current-period commercial - gross charge-offs	159	487	3,466	3,025	494	1,521	10,682	—	19,834
Commercial - agriculture
Risk rating:
Pass	24,611	25,131	22,533	9,561	3,078	1,887	224,796	—	311,597
Special mention	1,238	—	—	—	—	—	511	—	1,749
Substandard	—	15	33	—	154	14	778	—	994
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	25,849	25,146	22,566	9,561	3,232	1,901	226,085	—	314,340
Current-period commercial - agriculture gross charge-offs	—	222	—	8	6	—	1	—	237
Other
Delinquency:
Current	35,103	36,091	140,685	27,563	1,564	31,530	476,445	—	748,981
30-89 days past due	—	277	—	—	—	—	—	—	277
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	35,103	36,368	140,685	27,563	1,564	31,533	476,445	—	749,261
Current-period other - gross charge-offs	—	—	—	—	—	—	420	—	420
Total	$977,393	$1,400,985	$2,757,391	$1,684,072	$735,185	$1,489,547	$8,291,467	$—	$17,336,040

The following table presents a summary of loans by credit quality indicator, as of December 31, 2023, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$188,578	$—	$188,578
30-89 days past due	—	—	—	—	—	—	1,734	—	1,734
90+ days past due	—	—	—	—	—	—	892	—	892
Total consumer - credit cards	—	—	—	—	—	—	191,204	—	191,204
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	5,303	—	5,303
Consumer - other
Delinquency:
Current	55,091	35,904	12,115	3,838	1,471	1,106	16,250	—	125,775
30-89 days past due	400	719	127	53	2	16	154	—	1,471
90+ days past due	35	127	46	—	—	—	8	—	216
Total consumer - other	55,526	36,750	12,288	3,891	1,473	1,122	16,412	—	127,462
Current-period consumer - other gross charge-offs	220	826	493	79	29	128	449	—	2,224
Real estate - C&D
Risk rating:
Pass	138,749	143,711	52,081	45,027	10,278	13,632	2,710,853	504	3,114,835
Special mention	—	1,143	7,284	—	—	396	16,682	—	25,505
Substandard	—	101	48	—	—	247	3,484	—	3,880
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	138,749	144,955	59,413	45,027	10,278	14,275	2,731,019	504	3,144,220
Current-period real estate - C&D gross charge-offs	—	1,148	—	—	—	8	349	—	1,505
Real estate - SF residential
Delinquency:
Current	371,326	620,933	352,589	238,128	121,416	504,675	388,705	565	2,598,337
30-89 days past due	5,222	5,061	3,667	2,283	1,741	9,759	2,964	—	30,697
90+ days past due	1,313	2,443	1,810	1,661	120	3,465	1,710	—	12,522
Total real estate - SF residential	377,861	628,437	358,066	242,072	123,277	517,899	393,379	565	2,641,556
Current-period real estate - SF residential gross charge-offs	—	111	12	73	—	677	232	—	1,105
Real estate - other commercial
Risk rating:
Pass	729,602	1,651,010	1,237,810	621,595	171,230	417,122	2,333,637	—	7,162,006
Special mention	37,302	8,458	10,149	7,844	1,364	11,604	84,978	—	161,699
Substandard	40,664	10,290	4,495	16,646	6,293	9,861	140,454	—	228,703
Doubtful and loss	—	—	—	2	—	—	—	—	2
Total real estate - other commercial	807,568	1,669,758	1,252,454	646,087	178,887	438,587	2,559,069	—	7,552,410
Current-period real estate - other commercial gross charge-offs	—	—	—	7	2	35	9,731	—	9,775

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	440,872	354,016	200,941	67,320	27,374	42,953	1,271,826	—	2,405,302
Special mention	157	14,117	316	367	98	889	8,228	—	24,172
Substandard	1,998	11,874	6,272	2,934	1,722	3,392	32,510	—	60,702
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	443,027	380,007	207,529	70,621	29,194	47,234	1,312,564	—	2,490,176
Current-period commercial - gross charge-offs	463	2,081	778	197	244	815	1,351	—	5,929
Commercial - agriculture
Risk rating:
Pass	39,680	30,075	13,940	6,280	2,071	303	134,180	—	226,529
Special mention	363	733	1,068	—	—	—	3,257	—	5,421
Substandard	518	37	71	104	26	—	4	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	40,561	30,845	15,079	6,384	2,097	303	137,441	—	232,710
Current-period commercial - agriculture gross charge-offs	—	7	—	—	—	26	—	—	33
Other
Delinquency:
Current	45,234	144,732	28,413	2,543	3,255	36,719	205,033	—	465,929
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	45,234	144,732	28,413	2,543	3,255	36,722	205,033	—	465,932
Current-period other - gross charge-offs	—	—	—	—	—	—	298	—	298
Total	$1,908,526	$3,035,484	$1,933,242	$1,016,625	$348,461	$1,056,142	$7,546,121	$1,069	$16,845,670

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of September 30, 2024, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in June 2024 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $109.6 million and $144.6 million as of September 30, 2024 and December 31, 2023, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
September 30, 2024
Construction and development	$903	$—	$903
Single family residential	—	—	—
Other commercial real estate	80,591	—	80,591
Commercial	—	28,154	28,154
Total	$81,494	$28,154	$109,648

December 31, 2023
Construction and development	$43,826	$—	$43,826
Single family residential	3,870	—	3,870
Other commercial real estate	76,229	—	76,229
Commercial	—	20,679	20,679
Total	$123,925	$20,679	$144,604

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2024
Beginning balance, July 1, 2024	$43,550	$175,176	$5,765	$5,898	$230,389
Provision for credit loss expense	8,088	1,598	1,755	707	12,148
Charge-offs	(8,235)	(159)	(1,744)	(524)	(10,662)
Recoveries	439	403	231	275	1,348
Net (charge-offs) recoveries	(7,796)	244	(1,513)	(249)	(9,314)
Ending balance, September 30, 2024	$43,842	$177,018	$6,007	$6,356	$233,223

Nine Months Ended September 30, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	26,107	1,770	4,247	1,329	33,453
Charge-offs	(20,071)	(3,139)	(4,808)	(1,806)	(29,824)
Recoveries	1,336	1,210	700	1,117	4,363
Net (charge-offs) recoveries	(18,735)	(1,929)	(4,108)	(689)	(25,461)
Ending balance, September 30, 2024	$43,842	$177,018	$6,007	$6,356	$233,223

Activity in the allowance for credit losses for the three and nine months ended September 30, 2023 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2023
Beginning balance, July 1, 2023	$30,985	$165,813	$6,330	$6,838	$209,966
Provision for credit loss expense	4,095	16,528	704	(1,105)	20,222
Charge-offs	(1,219)	(9,723)	(1,318)	(633)	(12,893)
Recoveries	245	429	234	344	1,252
Net (charge-offs) recoveries	(974)	(9,294)	(1,084)	(289)	(11,641)
Ending balance, September 30, 2023	$34,106	$173,047	$5,950	$5,444	$218,547

Nine Months Ended September 30, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	774	32,013	3,847	(435)	36,199
Charge-offs	(2,857)	(11,362)	(3,803)	(1,755)	(19,777)
Recoveries	1,783	1,601	766	1,020	5,170
Net (charge-offs) recoveries	(1,074)	(9,761)	(3,037)	(735)	(14,607)
Ending balance, September 30, 2023	$34,106	$173,047	$5,950	$5,444	$218,547

As of September 30, 2024, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three and nine months ended September 30, 2024 was primarily due to the loan growth experienced during the periods, as well as the impact of updated economic assumptions.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended September 30, 2024 and December 31, 2023. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and nine month periods ended September 30, 2024, as it was considered sufficient to cover any loss expectations. During the three and nine month periods ended September 30, 2023, $11.3 million and $16.3 million, respectively, was released from the reserve for unfunded commitments primarily due to a decline in unfunded commitments resulting from customers utilizing lines of credit during the periods.

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

The components of the provision for credit losses for the three and nine month periods ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Provision for credit losses related to:
Loans	$12,148	$20,222	$33,453	$36,199
Unfunded commitments	—	(11,300)	—	(16,300)
Securities - HTM	—	—	—	1,826
Securities - AFS	—	(1,200)	—	10,274
Total	$12,148	$7,722	$33,453	$31,999

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of September 30, 2024 and December 31, 2023 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Right-of-use lease assets	$69,331	$67,267
Lease liabilities	71,315	68,788

Weighted average remaining lease term	8.45 years	8.81 years
Weighted average discount rate	3.65%	3.52%

Operating lease cost for the three and nine month periods ended September 30, 2024 was $4.0 million and $12.2 million, respectively, as compared to $4.2 million and $11.7 million for the same periods in 2023.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Right-of-use lease assets	$69,331	$67,267
Premises and equipment:
Land	124,247	122,093
Buildings and improvements	400,014	388,675
Furniture, fixtures and equipment	120,341	112,133
Software	62,823	61,242
Construction in progress	23,936	14,142
Accumulated depreciation and amortization	(216,326)	(194,874)
Total premises and equipment, net	$584,366	$570,678

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at September 30, 2024 and December 31, 2023. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2024 or the year ended December 31, 2023.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Core deposit premiums:
Balance, beginning of year	$101,344	$116,016
Amortization	(10,327)	(14,672)
Balance, end of period	91,017	101,344
Books of business and other intangibles:
Balance, beginning of year	11,301	12,935
Amortization	(1,225)	(1,634)
Balance, end of period	10,076	11,301
Total other intangible assets, net	$101,093	$112,645

The carrying basis and accumulated amortization of the Company’s other intangible assets at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Core deposit premiums:
Gross carrying amount	$177,624	$187,467
Accumulated amortization	(86,607)	(86,123)
Core deposit premiums, net	91,017	101,344
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(11,992)	(10,767)
Books of business and other intangibles, net	10,076	11,301
Total other intangible assets, net	$101,093	$112,645

The Company’s estimated remaining amortization expense on other intangible assets as of September 30, 2024 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2024	$3,851
	2025	12,819
	2026	12,346
	2027	12,218
	2028	11,312
	Thereafter	48,547
	Total	$101,093

NOTE 8: TIME DEPOSITS

Time deposits included approximately $1.65 billion and $1.73 billion of certificates of deposit over $250,000 at September 30, 2024 and December 31, 2023, respectively. Brokered time deposits were $3.36 billion and $2.90 billion at September 30, 2024 and December 31, 2023, respectively.

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Income taxes currently payable	$2,777	$4,706	$16,137	$25,817
Deferred income taxes	(2,016)	4,537	(3,254)	4,202
Provision for income taxes	$761	$9,243	$12,883	$30,019

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Loans acquired	$2,654	$3,644
Allowance for credit losses	55,495	53,445
Valuation of foreclosed assets	480	480
Tax NOLs from acquisition	10,197	9,643
Deferred compensation payable	4,002	3,355
Accrued equity and other compensation	6,854	8,048
Acquired securities	7,572	7,569
Right-of-use lease liability	17,107	16,501
Unrealized loss on AFS securities	116,437	143,624
Allowance for unfunded commitments	6,148	6,148
Other	8,403	7,627
Gross deferred tax assets	235,349	260,084
Deferred tax liabilities:
Goodwill and other intangible amortization	(39,267)	(41,174)
Accumulated depreciation	(24,975)	(24,632)
Right-of-use lease asset	(16,631)	(16,136)
Unrealized gain on swaps	(19,449)	(25,371)
Other	(11,263)	(10,995)
Gross deferred tax liabilities	(111,585)	(118,308)

Net deferred tax asset	$123,764	$141,776

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Computed at the statutory rate (21%)	$5,354	$11,862	$24,624	$38,045
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(644)	(40)	(1,370)	657
Stock-based compensation	(14)	28	454	469
Tax exempt interest income	(3,810)	(3,848)	(11,518)	(11,523)
Tax exempt earnings on BOLI	(755)	(636)	(2,376)	(1,973)
Federal tax credits	(546)	(567)	(1,667)	(1,501)
Other differences, net	1,176	2,444	4,736	5,845
Actual tax provision	$761	$9,243	$12,883	$30,019

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $35.0 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $50.7 million and $67.6 million at September 30, 2024 and December 31, 2023, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2024
Repurchase agreements:
U.S. Government agencies	$50,671	$—	$—	$—	$50,671

December 31, 2023
Repurchase agreements:
U.S. Government agencies	$67,569	$—	$—	$—	$67,569

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2024 and December 31, 2023 consisted of the following components:

	September 30,	December 31,
(In thousands)	2024	2023
Other Borrowings
FHLB advances, net of discount, due 2024 to 2033, 4.56% to 5.52% secured by real estate loans	$1,028,016	$953,222
Other long-term debt	17,862	19,144
Total other borrowings	1,045,878	972,366

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)(1)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,085	37,171
Unamortized debt issuance costs	(830)	(1,030)
Total subordinated notes and debentures	366,255	366,141
Total other borrowings and subordinated debt	$1,412,133	$1,338,507
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

The Company had total outstanding FHLB advances of $1.03 billion and $953.2 million at September 30, 2024 and December 31, 2023, respectively, which are primarily fixed rate, fixed term advances, are due less than one year from origination and therefore are classified as short-term advances by the Company. At September 30, 2024, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $7.02 billion and the Company had approximately $4.96 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at September 30, 2024, are as follows:

Year	(In thousands)
Remainder of 2024	$447
2025	1,822
2026	1,824
2027	1,919
2028	332,798
Thereafter	48,323
Total	$387,133

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of September 30, 2024, there were no shares of preferred stock issued or outstanding.

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

No shares were repurchased during the three and nine month periods ended September 30, 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases. During the three and nine month periods ended September 30, 2023, the Company repurchased 1,128,962 shares at an average price of $17.69 per share and 2,257,049 shares at an average price of $17.72 per share, respectively, under the 2022 Program.

NOTE 14: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At September 30, 2024, undivided profits of Simmons Bank were approximately $536.2 million, none of which were available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of September 30, 2024, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 12.06% at September 30, 2024.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the nine months ended September 30, 2024:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2024	447	$22.56	—	$—	1,273	$24.23
Granted	—	—	—	—	853	18.81
Stock options exercised	(38)	20.29	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(404)	24.63
Forfeited/expired	(37)	22.52	—	—	(176)	25.42

Balance, September 30, 2024	372	$22.80	—	$—	1,546	$21.01

Exercisable, September 30, 2024	372	$22.80

The following table summarizes information about stock options under the plans outstanding at September 30, 2024:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$20.29	—	$20.29	3	0.25	$20.29	3	$20.29
22.20	—	22.20	51	0.48	22.20	51	22.20
22.75	—	22.75	249	0.85	22.75	249	22.75
23.51	—	23.51	62	1.30	23.51	62	23.51
24.07	—	24.07	7	0.96	24.07	7	24.07
$20.29	—	$24.07	372	0.87	$22.80	372	$22.80

The table below summarizes the Company’s performance stock unit activity for the nine months ended September 30, 2024:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2024	492
Granted	188
Vested (earned)	(42)
Forfeited	(112)
Non-vested, September 30, 2024	526

Stock-based compensation expense was $8.9 million and $9.6 million during the nine month periods ended September 30, 2024 and 2023, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2024. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $18.1 million at September 30, 2024. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.7 years.

The intrinsic value of stock options outstanding and stock options exercisable at September 30, 2024 was $4,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $21.54 as of September 30, 2024, and the exercise price multiplied by the number of options outstanding. There total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $48,000 and $6,000, respectively.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2024 and 2023.

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

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income available to common stockholders	$24,740	$47,247	$104,374	$151,150

Average common shares outstanding	125,538	125,914	125,449	126,730
Average potential dilutive common shares	461	370	461	370
Average diluted common shares	125,999	126,284	125,910	127,100

Basic earnings per share	$0.20	$0.38	$0.83	$1.19
Diluted earnings per share	$0.20	$0.37	$0.83	$1.19

There were 371,790 stock options excluded from the three and nine months ended September 30, 2024 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the periods. There were 469,280 stock options excluded from the earnings per share calculation for the three and nine months ended September 30, 2023 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the periods.

NOTE 17: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Interest paid	$494,968	$375,536
Income taxes paid	10,085	21,915
Transfers of loans to foreclosed assets held for sale	1,415	2,596

NOTE 18: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and nine months ended September 30, 2024 was $8.3 million and $21.9 million, respectively. Other income for the three and nine months ended September 30, 2023 was $7.4 million and $28.5 million, respectively. Included in other income during the nine month period ended September 30, 2023 was a $4.0 million legal reserve recapture associated with previously disclosed legal matters, coupled with fair value adjustments associated with certain equity investments and death benefits from bank owned life insurance.

Other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Professional services	$5,554	$4,801	$15,950	$14,443
Postage	2,296	2,283	6,507	6,973
Telephone	1,580	1,750	4,860	5,182
Credit card expense	3,201	3,356	9,744	9,989
Marketing	7,059	5,787	20,066	18,041
Software and technology	10,970	10,707	32,585	31,299
Operating supplies	562	474	1,808	1,762
Amortization of intangibles	3,851	4,097	11,553	12,291
Branch right sizing expense	410	547	1,165	1,621
Other expense	9,057	8,780	28,167	26,993
Total other operating expenses	$44,540	$42,582	$132,405	$128,594

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

At September 30, 2024, the Company had outstanding commitments to extend credit aggregating approximately $759.1 million and $3.96 billion for credit card commitments and other loan commitments, respectively. At December 31, 2023, the Company had outstanding commitments to extend credit aggregating approximately $738.2 million and $4.17 billion for credit card commitments and other loan commitments, respectively.

As of September 30, 2024, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $27.4 million. At December 31, 2023, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $16.6 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $58.4 million and $54.2 million at September 30, 2024 and December 31, 2023, respectively, with terms ranging from 9 months to 15 years. At September 30, 2024 and December 31, 2023, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $1.02 billion and $580.8 million at September 30, 2024 and December 31, 2023, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2024 and December 31, 2023, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Available-for-sale securities
U.S. Treasury	$1,290	$1,290	$—	$—
U.S. Government agencies	58,397	—	58,397	—
Mortgage-backed securities	1,510,402	—	1,510,402	—
State and political subdivisions	898,178	—	898,178	—
Other securities	222,827	—	222,827	—
Mortgage loans held for sale	8,270	—	—	8,270
Derivative asset	108,170	—	108,170	—
Derivative liability	(28,397)	—	(28,397)	—

December 31, 2023
Available-for-sale securities
U.S. Treasury	$2,254	$2,254	$—	$—
U.S. Government agencies	72,502	—	72,502	—
Mortgage-backed securities	1,940,307	—	1,940,307	—
States and political subdivisions	902,793	—	902,793	—
Other securities	234,297	—	234,297	—
Mortgage loans held for sale	9,373	—	—	9,373
Derivative asset	130,271	—	130,271	—
Derivative liability	(27,584)	—	(27,584)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$109,648	$—	$—	$109,648
Foreclosed assets and other real estate owned (1)	902	—	—	902

December 31, 2023
Individually assessed loans (1) (2) (collateral-dependent)	$144,604	$—	$—	$144,604
Foreclosed assets and other real estate owned (1)	3,646	—	—	3,646
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $33.3 million and $18.7 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended September 30, 2024 and December 31, 2023, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2024
Financial assets:
Cash and cash equivalents	$603,402	$603,402	$—	$—	$603,402
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,658,700	—	3,109,610	—	3,109,610
Interest receivable	125,700	—	125,700	—	125,700
Loans, net	17,102,817	—	—	16,174,963	16,174,963

Financial liabilities:
Noninterest bearing transaction accounts	4,521,715	—	4,521,715	—	4,521,715
Interest bearing transaction accounts and savings deposits	10,863,945	—	10,863,945	—	10,863,945
Time deposits	6,549,774	—	—	6,542,007	6,542,007
Federal funds purchased and securities sold under agreements to repurchase	51,071	—	51,071	—	51,071
Other borrowings	1,045,878	—	1,045,075	—	1,045,075
Subordinated notes and debentures	366,255	—	361,885	—	361,885
Interest payable	63,210	—	63,210	—	63,210

December 31, 2023
Financial assets:
Cash and cash equivalents	$614,092	$614,092	$—	$—	$614,092
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,726,288	—	3,135,370	—	3,135,370
Interest receivable	122,430	—	122,430	—	122,430
Loans, net	16,620,439	—	—	15,734,766	15,734,766

Financial liabilities:
Noninterest bearing transaction accounts	4,800,880	—	4,800,880	—	4,800,880
Interest bearing transaction accounts and savings deposits	10,997,425	—	10,997,425	—	10,997,425
Time deposits	6,446,673	—	—	6,414,222	6,414,222
Federal funds purchased and securities sold under agreements to repurchase	67,969	—	67,969	—	67,969
Other borrowings	972,366	—	970,846	—	970,846
Subordinated notes and debentures	366,141	—	349,424	—	349,424
Interest payable	35,618	—	35,618	—	35,618

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the nine month period ended September 30, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $33.8 million.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				September 30, 2024		December 31, 2023
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$79,743	$1,001,715	$102,644

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Investment securities - Available-for-sale	$959,342	$940,010	$80,038	$104,408

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	September 30, 2024		December 31, 2023
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$689,471	$28,427	$551,314	$27,627
Derivative liabilities	690,409	28,397	552,274	27,584

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $23.4 million as of September 30, 2024.

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

During the second quarter of 2023, the Company’s remaining energy hedge swap contracts expired and there were no outstanding notional values related to these contracts as of September 30, 2024. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation (“the Company”) and subsidiaries as of September 30, 2024, and the related consolidated statements of income, comprehensive income (loss), and stockholders’ equity for the three and nine month periods ended September 30, 2024 and 2023, and cash flows for the nine month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 7, 2024

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended September 30, 2024 to our results of operations for the three months ended June 30, 2024, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended June 30, 2024, please refer to our second quarter Form 10-Q filed with the SEC on August 6, 2024.

OVERVIEW

During the first nine months of 2024, we delivered solid results that clearly reflect our driving principles centered on a strong risk management culture, profitability and organic growth. While we continue to operate against a backdrop of uncertainty concerning the macroeconomic environment and the timing of lower interest rates, we are comforted by our strong capital and liquidity positions:

•Total deposits as of September 30, 2024 were $21.94 billion, compared to $22.24 billion as of December 31, 2023. Uninsured non-collateralized deposits as of September 30, 2024 were approximately $4.66 billion, or 21% of total deposits.
•Capital levels were steady during the quarter, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of September 30, 2024 (see Table 11 in the Risk-Based Capital section below). As of September 30, 2024, our ratio of common equity to total assets was 12.94%, the ratio of tangible common equity to tangible assets was 8.15% and our Tier 1 leverage ratio was 9.57%.
•Key credit quality metrics as of September 30, 2024 also remained solid, with our nonperforming loan coverage ratio at 229% and our allowance for credit losses as a percent of total loans ratio was 1.35%.
•Significant liquidity position with a loan to deposit ratio of 79% and 76% as of September 30, 2024 and December 31, 2023, respectively. Additional liquidity sources available to us as of September 30, 2024 totaled $11.17 billion and our uninsured, non-collateralized deposit coverage ratio was 2.4x.
Our net income for the three months ended September 30, 2024 was $24.7 million, or $0.20 diluted earnings per share, compared to net income of $40.8 million, or $0.32 diluted earnings per share, for the three months ended June 30, 2024. Included in the results for the three months ended September 30, 2024 were the impacts of a loss on sale of securities; results for the three months ended June 30, 2024 included certain items related to a FDIC special assessment. Also included in both comparative period end results were certain items related to our branch right sizing initiatives, termination of vendor and software services, and early retirement program costs. Excluding these certain items and the tax effect, adjusted earnings for the three months ended September 30, 2024 were $46.0 million, or $0.37 adjusted diluted earnings per share, compared to $41.9 million, or $0.33 adjusted diluted earnings per share, for the three months ended June 30, 2024. During the third quarter of 2024, given prevailing market conditions, we executed a strategic decision to sell approximately $251.5 million of AFS investment securities with a weighted average yield of approximately 1.29%, resulting in an after-tax loss of $21.0 million. The proceeds from the sale were used to pay off higher rate wholesale funding consisting of Federal Home Loan Bank (“FHLB”) advances.

Net income for the nine months ended September 30, 2024 was $104.4 million, or $0.83 diluted earnings per share, compared to net income of $151.2 million, or $1.19 diluted earnings per share, for the nine months ended September 30, 2023. Included in the results for the nine months ended September 30, 2024 were certain items related to a FDIC special assessment and termination of vendor and software services; results for the nine months ended September 30, 2023 included certain items related to acquisition costs. Also included in each comparative period end results were certain items related to branch right sizing initiatives, loss on sale of securities and early retirement program costs. Excluding these certain items and the tax effect, adjusted earnings for the nine months ended September 30, 2024 were $128.3 million, or $1.02 adjusted diluted earnings per share, compared to $157.5 million, or $1.24 adjusted diluted earnings per share, for the nine months ended September 30, 2023.

In 2024, Simmons Bank was recognized by U.S. News & World Report as one of the “2024-2025 Best Companies to Work For in the South” and by Forbes as one of “America’s Best-In-State Banks 2024 in Tennessee” and one of “America’s Best-In-State Employers 2024 in Missouri”.

Credit trends throughout the industry are beginning to normalize after an extended period at historically low levels. Our asset quality metrics remain strong and reflect our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of September 30, 2024, December 31, 2023, and September 30, 2023 were $101.7 million, $84.5 million, and $81.9 million, respectively. Non-performing assets as a percent of total assets were 0.38% at September 30, 2024, compared to 0.33% at December 31, 2023 and 0.32% at September 30, 2023.

As of September 30, 2024, stockholders’ equity was $3.53 billion, book value per share was $28.11 and tangible book value per share was $16.78.

Total loans were $17.34 billion at September 30, 2024, compared to $16.85 billion at December 31, 2023. Our unfunded commitments were $3.96 billion and $4.17 billion as of September 30, 2024 and December 31, 2023, respectively. Our commercial loan pipeline totaled $1.24 billion as of September 30, 2024, compared to $948.2 million at December 31, 2023.

In our discussion and analysis of our financial condition and results of operation in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States (“US GAAP”). We believe the presentation of non-GAAP financial measures provides a meaningful basis for period-to-period and company-to-company comparisons, which we believe will assist investors and analysts in analyzing the adjusted financial measures of the Company and predicting future performance. See the GAAP Reconciliation of Non-GAAP Financial Measures section below for additional discussion and reconciliations of non-GAAP measures.

Simmons First National Corporation is a Mid-South based financial holding company that, as of September 30, 2024, has approximately $27.3 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of September 30, 2024. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 41% of our loan portfolio and approximately 89% of our time deposits have repriced in one year or less. As of September 30, 2024, our interest rate sensitivity shows that approximately 46% of our loans and 94% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended September 30, 2024, net interest income on a fully taxable equivalent basis was $164.1 million, an increase of $3.6 million, or 2.3%, compared to the three months ended June 30, 2024. The increase in net interest income was primarily the result of a $5.0 million increase in fully tax equivalent interest income, partially offset by a $1.3 million increase in interest expense.

The increase in interest income on a fully taxable equivalent basis primarily resulted from a $6.9 million increase in interest income on loans, partially offset by a decrease of $1.9 million in interest income on investment securities. The increase in interest income provided by loans reflects an increase attributable to loan volume of $1.7 million, coupled with a $5.2 million increase in interest income related to loan yield. The loan yield for the third quarter of 2024 was 6.44% compared to 6.39% from the preceding sequential quarter, representing a 5 basis point increase. The decrease in interest income on investment securities was primarily related to a $2.0 million decrease attributable to volume related to our taxable investment portfolio, as our portfolio experienced pay downs, maturities, and a strategic sale of $251.5 million of lower-yielding available-for-sale (“AFS”) securities to pay off higher rate wholesale fundings consisting of FHLB advances during the three months ended September 30, 2024.

The $1.3 million increase in interest expense is mostly due to the additional reliance on other wholesale borrowings sources, primarily FHLB advances, which led to a $2.0 million increase in interest expense during the quarter. Interest expense decreased by $2.1 million due to the decrease in deposit volume over the period, which was partially offset by the $1.3 million increase related to rates, largely due to the modest 2 basis point increase related to time deposit accounts, as we believe deposit costs appeared to have peaked during the third quarter of 2024.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the nine month period ended September 30, 2024 decreased $30.5 million, or 5.9%, over the same period in 2023. The decrease in net interest income on a fully taxable equivalent basis was the result of a $99.9 million increase in fully tax equivalent interest income, more than offset by a $130.4 million increase in interest expense.

The increase in interest income during the nine month period ended September 30, 2024 resulted from increases in interest income on loans and investments, primarily as a result of higher market interest rates. The increase in interest income on loans of $82.9 million reflects an increase attributable to loan volume of $21.2 million coupled with a 48 basis point rise in loan yield that resulted in a $61.7 million increase. The increase attributable to loan volume was due to solid organic loan growth over the comparative period. The increase of $18.4 million in interest income on investment securities is primarily related to an increase of $37.1 million in interest income on taxable investment securities due to yield increases over the period of 116 basis points. The increase in interest income on taxable investment securities due to yield increases was mitigated by an $18.4 million decrease due to the decline in our taxable investment portfolio average balances which decreased by $788.2 million or 16.4%, as our portfolio experienced pay downs, maturities, the strategic sale of lower-yielding AFS securities during the third quarter of 2024 as discussed above and a strategic sale of $241.1 million of lower-yielding AFS securities late in the fourth quarter of 2023, the proceeds of which we used to pay off higher-rate wholesale fundings in each period.

The $130.4 million increase in interest expense is mainly due to the increase in our deposit account rates over the period, combined with the change in deposit mix as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. Interest expense increased $114.8 million due to the increase in rate of 92 basis points on interest-bearing deposit accounts and $13.3 million due to the increase in deposit volume over the period. Further, an increase of $2.9 million in interest expense was related to an increase in rates on our subordinated debentures during the same period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 2.74% and 2.70% for the three and nine month periods ended September 30, 2024, as compared to 2.69% and 2.82% for the three months ended June 30, 2024 and the nine months ended September 30, 2023, respectively. Net interest margin experienced a 5 basis point increase for the three months ended September 30, 2024 compared to the preceding sequential quarter, while net interest margin decreased 12 basis points during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase as compared to the preceding sequential quarter was aided by the strategic sale of lower-yielding AFS investment securities during the three month period ended September 30, 2024. The decrease when compared to the same period in the prior year was primarily due to the rising deposit rate pressure from increased market competition and consumer migration toward higher rate deposits.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2024 and June 30, 2024 and the nine months ended September 30, 2024 and 2023, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2024	2024	2024	2023
Interest income	$334,289	$329,145	$986,083	$886,643
FTE adjustment	6,398	6,576	19,396	18,932
Interest income – FTE	340,687	335,721	1,005,479	905,575
Interest expense	176,577	175,240	522,560	392,145
Net interest income – FTE	$164,110	$160,481	$482,919	$513,430

Yield on earning assets – FTE	5.68%	5.64%	5.62%	4.97%
Cost of interest bearing liabilities	3.73%	3.72%	3.69%	2.81%
Net interest spread – FTE	1.95%	1.92%	1.93%	2.16%
Net interest margin – FTE	2.74%	2.69%	2.70%	2.82%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2024 compared to June 30, 2024	September 30, 2024 compared to September 30, 2023
Decrease due to change in earning assets	$(283)	$(2,265)
Increase due to change in earning asset yields	5,249	102,169
Increase (decrease) due to change in interest bearing liabilities	196	(9,788)
Decrease due to change in interest rates paid on interest bearing liabilities	(1,533)	(120,627)
Increase (decrease) in net interest income	$3,629	$(30,511)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended September 30, 2024 and June 30, 2024 and the nine months ended September 30, 2024 and 2023, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	September 30, 2024			June 30, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$204,505	$2,921	5.68	$214,777	$2,964	5.55
Investment securities - taxable	3,826,934	37,473	3.90	4,035,508	39,283	3.92
Investment securities - non-taxable	2,617,532	21,318	3.24	2,597,005	21,429	3.32
Mortgage loans held for sale	12,425	209	6.69	10,328	194	7.55
Loans - including fees	17,208,162	278,766	6.44	17,101,799	271,851	6.39
Total interest earning assets	23,869,558	340,687	5.68	23,959,417	335,721	5.64
Non-earning assets	3,346,882			3,345,860
Total assets	$27,216,440			$27,305,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,826,514	$78,307	2.88	$10,973,462	$79,087	2.90
Time deposits	6,355,801	73,937	4.63	6,447,259	73,946	4.61
Total interest bearing deposits	17,182,315	152,244	3.52	17,420,721	153,033	3.53
Federal funds purchased and securities sold under agreements to repurchase	51,830	138	1.06	50,558	156	1.24
Other borrowings	1,252,435	17,067	5.42	1,111,734	15,025	5.44
Subordinated debt and debentures	366,236	7,128	7.74	366,198	7,026	7.72
Total interest bearing liabilities	18,852,816	176,577	3.73	18,949,211	175,240	3.72

Noninterest bearing liabilities:
Noninterest bearing deposits	4,535,105			4,624,819
Other liabilities	323,378			280,092
Total liabilities	23,711,299			23,854,122
Stockholders’ equity	3,505,141			3,451,155
Total liabilities and stockholders’ equity	$27,216,440			$27,305,277
Net interest spread – FTE			1.95			1.92
Net interest margin – FTE		$164,110	2.74		$160,481	2.69

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$210,114	$8,895	5.65	$350,523	$10,375	3.96
Investment securities - taxable	4,007,636	118,954	3.96	4,795,820	100,283	2.80
Investment securities - non-taxable	2,616,638	64,048	3.27	2,622,967	64,338	3.28
Mortgage loans held for sale	10,607	551	6.94	8,205	414	6.75
Loans - including fees	17,070,656	813,031	6.36	16,598,492	730,165	5.88
Total interest earning assets	23,915,651	1,005,479	5.62	24,376,007	905,575	4.97
Non-earning assets	3,344,561			3,240,875
Total assets	$27,260,212			$27,616,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,976,906	$236,086	2.87	$11,135,226	$167,570	2.01
Time deposits	6,416,801	221,124	4.60	5,879,908	161,479	3.67
Total interest bearing deposits	17,393,707	457,210	3.51	17,015,134	329,049	2.59
Federal funds purchased and securities sold under agreements to repurchase	52,181	483	1.24	119,259	918	1.03
Other borrowings	1,079,781	43,741	5.41	1,154,840	43,910	5.08
Subordinated debt and debentures	366,199	21,126	7.71	366,047	18,268	6.67
Total interest bearing liabilities	18,891,868	522,560	3.69	18,655,280	392,145	2.81

Noninterest bearing liabilities:
Noninterest bearing deposits	4,604,445			5,314,988
Other liabilities	295,991			279,526
Total liabilities	23,792,304			24,249,794
Stockholders’ equity	3,467,908			3,367,088
Total liabilities and stockholders’ equity	$27,260,212			$27,616,882
Net interest spread – FTE			1.93			2.16
Net interest margin – FTE		$482,919	2.70		$513,430	2.82

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 and the nine months ended September 30, 2024 and 2023, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2024 compared to June 30, 2024			September 30, 2024 compared to September 30, 2023
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(145)	$102	$(43)	$(5,018)	$3,538	$(1,480)
Investment securities - taxable	(2,041)	231	(1,810)	(18,427)	37,098	18,671
Investment securities - non-taxable	168	(279)	(111)	(155)	(135)	(290)
Mortgage loans held for sale	36	(21)	15	125	12	137
Loans - including fees	1,699	5,216	6,915	21,210	61,656	82,866
Total	(283)	5,249	4,966	(2,265)	102,169	99,904

Interest expense:
Interest bearing transaction and savings accounts	(1,062)	282	(780)	(2,416)	70,932	68,516
Time deposits	(1,056)	1,047	(9)	15,736	43,909	59,645
Federal funds purchased and securities sold under agreements to repurchase	4	(22)	(18)	(593)	158	(435)
Other borrowings	1,917	125	2,042	(2,947)	2,778	(169)
Subordinated notes and debentures	1	101	102	8	2,850	2,858
Total	(196)	1,533	1,337	9,788	120,627	130,415
(Decrease) increase in net interest income	$(87)	$3,716	$3,629	$(12,053)	$(18,458)	$(30,511)

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

The provision for credit losses for the three months ended September 30, 2024 was $12.1 million as compared to $11.1 million for the three months ended June 30, 2024. Provision expense for both periods was related to loans and reflected loan growth in the quarters, as well as the impact of updated economic assumptions.

For the nine months ended September 30, 2024, our provision for credit losses was $33.5 million as compared to $32.0 million for the same period ended September 30, 2023. Provision expense for the nine months ended September 30, 2024 was related to loans and reflected loan growth in the quarter, as well as the impact of updated economic assumptions. Provision expense for the same period ended September 30, 2023 consisted of a $36.2 million expense related to loans and was primarily due to the impacts described above, which was partially offset by the recapture of $16.3 million reflecting the continued decline in unfunded commitments over the period, and a $12.1 million expense related to securities which was primarily due to decreases in the value of corporate bonds in the investment securities portfolio.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended September 30, 2024, total noninterest income was $17.1 million, a decrease of approximately $26.2 million or 60.4%, compared to the three month period ended June 30, 2024. The majority of the decrease in noninterest income during the three months ended September 30, 2024 was due to a loss on sale of securities of $28.4 million. During the period, we sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of FHLB advances. Adjusting for this certain item, adjusted noninterest income for the three month period ended September 30, 2024 increased $2.2 million, or 5.1%, from the prior sequential quarter. The increase in adjusted noninterest income on a sequential quarter basis was primarily due to an increase in other income of $1.9 million from the prior sequential quarter reflecting gains on the sale of other real estate owned largely related to two properties sold during the quarter.

Noninterest income for the nine months ended September 30, 2024 decreased by approximately $30.0 million or 22.4% as compared to the nine months ended September 30, 2023. The decrease, as compared to the same period in 2023, was primarily due to losses on sale of securities of $28.4 million discussed above and $391,000, recognized during each respective period. Adjusting for these certain items, adjusted noninterest income for the nine month period ended September 30, 2024 decreased $2.0 million, or 1.5%, from the prior comparative period. The decrease on an adjusted basis was related to a $6.6 million decrease in other income due to a $4.0 million legal reserve recapture associated with litigation, coupled with fair value adjustments related to Small Business Investment Company (“SBIC”) investments and death benefits from bank owned life insurance totaling $3.5 million recorded during the nine months ended September 30, 2023. Partially offsetting the decrease in other income was an increase of $2.8 million in bank owned life insurance income during the nine months ended September 30, 2024 related to a higher earnings credit rate as compared to the prior period.

Table 5 shows noninterest income for the three month periods ended September 30, 2024 and June 30, 2024 and the nine months ended September 30, 2024 and 2023, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	Change		September 30,	September 30,	Change
(Dollars in thousands)	2024	2024	$	%	2024	2023	$	%
Service charges on deposit accounts	$12,713	$12,252	$461	3.8%	$36,920	$37,748	$(828)	(2.2)%
Debit and credit card fees	8,144	8,162	(18)	(0.2)	24,552	23,650	902	3.8
Wealth management fees	8,226	8,274	(48)	(0.6)	23,978	22,524	1,454	6.5
Mortgage lending income	1,956	1,973	(17)	(0.9)	6,249	6,130	119	1.9
Bank owned life insurance income	3,757	3,876	(119)	(3.1)	11,447	8,623	2,824	32.8
Other service charges and fees	2,381	2,352	29	1.2	6,932	6,776	156	2.3
Loss on sale of securities, net	(28,393)	—	(28,393)	*	(28,393)	(391)	(28,002)	*
Other income	8,346	6,410	1,936	30.2	21,928	28,532	(6,604)	(23.2)
Total noninterest income	$17,130	$43,299	$(26,169)	(60.4)%	$103,613	$133,592	$(29,979)	(22.4)%
_________________________
*Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $31.5 million and $31.0 million for the three month periods ended September 30, 2024 and June 30, 2024, respectively, and was $92.4 million and $90.7 million for the nine month periods ended September 30, 2024 and 2023, respectively.

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

Noninterest expense was $137.2 million for the three month period ended September 30, 2024, as compared to noninterest expense of $139.4 million for the three month period ended June 30, 2024, representing a decrease of $2.2 million, or 1.6%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing, early retirement program costs, termination of vendor and software services, and FDIC special assessment (for the three months ended June 30, 2024), for the three months ended September 30, 2024 was $136.8 million, a decrease of $1.0 million as compared to the three months ended June 30, 2024.

Noninterest expense for the nine months ended September 30, 2024 increased by approximately $1.5 million or 0.4% as compared to the nine months ended September 30, 2023. Adjusted noninterest expense, which excludes branch right sizing, merger related costs (for the nine months ended September 30, 2023), FDIC special assessment (for the nine months ended September 30, 2024), termination of vendor and software services (for the nine months ended September 30, 2024) and early retirement program costs, increased $5.8 million, or 1.4%, as compared to the nine months ended September 30, 2023.

Salaries and employee benefits expense decreased $1.5 million during the three month period ended September 30, 2024 as compared to the preceding sequential quarter and decreased $6.6 million during the nine month period ended September 30, 2024 when compared to the same period in the prior year. Adjusted salaries and employee benefits expense, which excludes early retirement program costs, for the three months ended September 30, 2024, decreased $1.4 million, or 2.0%, as compared to the preceding sequential quarter and decreased $1.8 million, or 0.8%, during the nine month period ended September 30, 2024 when compared to the same period in the prior year. The decrease as compared to the preceding sequential quarter reflects incentive compensation accrual adjustments, while the decrease as compared to the same period in the prior year is primarily due to the successful execution of programs as part of our Better Bank Initiative.

Deposit insurance expense for the three and nine months ended September 30, 2024 as compared to the three months ended June 30, 2024 and nine months ended September 30, 2023 decreased by $111,000 and increased by $3.6 million, respectively. While the variance in deposit insurance expense on a sequential quarter basis is relatively flat, the increase on a year over year basis for the nine months ended September 30, 2024 is significantly attributable to the additional FDIC special assessments totaling $1.8 million during the nine months ended September 30, 2024, which were levied to support the Deposit Insurance Fund following the failure of certain banks in 2023, coupled with base assessment rate increases related to changes in the mix of deposits.

Table 6 below shows noninterest expense for the three month periods ended September 30, 2024 and June 30, 2024 and the nine months ended September 30, 2024 and 2023, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	Change		September 30,	September 30,	Change
(Dollars in thousands)	2024	2024	$	%	2024	2023	$	%
Salaries and employee benefits	$69,168	$70,598	$(1,430)	(2.0)%	$212,200	$213,969	$(1,769)	(0.8)%
Early retirement program	(1)	118	(119)	(100.9)	336	5,166	(4,830)	(93.5)
Occupancy expense, net	12,216	11,864	352	3.0	36,338	35,008	1,330	3.8
Furniture and equipment expense	5,612	5,623	(11)	(0.2)	16,376	15,296	1,080	7.1
Other real estate and foreclosure expense	87	117	(30)	(25.6)	383	703	(320)	(45.5)
Deposit insurance	5,571	5,682	(111)	(2.0)	18,388	14,766	3,622	24.5
Merger related costs	—	—	—	—	—	1,420	(1,420)	(100.0)
Other operating expenses:
Professional services	5,554	6,329	(775)	(12.3)	15,950	14,443	1,507	10.4
Postage	2,296	2,174	122	5.6	6,507	6,973	(466)	(6.7)
Telephone	1,580	1,560	20	1.3	4,860	5,182	(322)	(6.2)
Debit and credit card	3,201	3,215	(14)	(0.4)	9,744	9,989	(245)	(2.5)
Marketing	7,059	6,359	700	11.0	20,066	18,041	2,025	11.2
Software and technology	10,970	10,872	98	0.9	32,585	31,299	1,286	4.1
Operating supplies	562	607	(45)	(7.4)	1,808	1,762	46	2.6
Amortization of intangibles	3,851	3,852	(1)	—	11,553	12,291	(738)	(6.0)
Branch right sizing	410	519	(109)	(21.0)	1,165	1,621	(456)	(28.1)
Other	9,057	9,865	(808)	(8.2)	28,167	26,993	1,174	4.4
Total noninterest expense	$137,193	$139,354	$(2,161)	(1.6)%	$416,426	$414,922	$1,504	0.4%

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

HTM and AFS investment securities were $3.66 billion and $2.69 billion, respectively, at September 30, 2024, compared to the HTM amount of $3.73 billion and AFS amount of $3.15 billion at December 31, 2023. We continue to look for opportunities to maximize the value of the investment portfolio.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. The related remaining combined net unrealized losses of $112.7 million in accumulated other comprehensive income (loss) as of September 30, 2024 will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

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

During the three month period ended September 30, 2024, we sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of FHLB advances resulting in a gross realized loss of $28.4 million.

Furthermore, as of September 30, 2024, we have the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost, we do not have an immediate intent to sell the securities classified as AFS, and we believe the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. For the remainder of 2024, we will continue to evaluate targeted sales of AFS securities based on prevailing market conditions and our funding and liquidity positions. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2024, we believe the declines in fair value are temporary and we do not believe any of the securities are impaired due to reasons of credit quality.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the nine months ended September 30, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $33.8 million.

LOAN PORTFOLIO

Our loan portfolio averaged $17.07 billion and $16.60 billion during the first nine months of 2024 and 2023, respectively. As of September 30, 2024, total loans were $17.34 billion, an increase of $490.4 million from December 31, 2023. The increase in the average loan balance during the first nine months of 2024 when compared to the same period in 2023 is primarily due to the continued widespread organic loan growth throughout our geographic markets over the comparative period. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	September 30,	December 31,
(In thousands)	2024	2023
Consumer:
Credit cards	$177,696	$191,204
Other consumer	113,896	127,462
Total consumer	291,592	318,666
Real estate:
Construction and development	2,796,378	3,144,220
Single family residential	2,724,648	2,641,556
Other commercial	7,992,437	7,552,410
Total real estate	13,513,463	13,338,186
Commercial:
Commercial	2,467,384	2,490,176
Agricultural	314,340	232,710
Total commercial	2,781,724	2,722,886
Other	749,261	465,932
Total loans before allowance for credit losses	$17,336,040	$16,845,670

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $291.6 million at September 30, 2024, or 1.7% of total loans, compared to $318.7 million, or 1.9% of total loans at December 31, 2023. The decrease in consumer loans from December 31, 2023, to September 30, 2024, was primarily due to loan payoffs and pay downs within the credit card and other consumer portfolios during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.51 billion at September 30, 2024, or 78.0% of total loans, compared to $13.34 billion, or 79.2%, of total loans at December 31, 2023, an increase of $175.3 million, or 1.3%. Our C&D loans decreased by $347.8 million, or 11.1%, single family residential loans increased by $83.1 million, or 3.1%, and CRE loans increased by $440.0 million, or 5.8%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first nine months of 2024. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.78 billion at September 30, 2024, or 16.0% of total loans, compared to $2.72 billion, or 16.2% of total loans at December 31, 2023, an increase of $58.8 million, or 2.2%. The increase in commercial loans was related to the increase in agricultural loans of $81.6 million, or 35.1%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first nine months of 2024 as compared to December 31, 2023, and was coupled with continued organic growth in our municipal loans during the quarter, leading to an increase of $283.3 million in other loans.

While loan growth was widespread throughout our geographic markets and was generally broad-based by loan type during the first nine months of 2024, loan growth during the first nine months of 2024 reflected moderating demand and increased payoff activity, as we focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Our commercial loan pipeline consisting of all commercial loan opportunities was $1.24 billion at September 30, 2024 compared to $948.2 million at December 31, 2023. Loans approved and ready to close at the end of the quarter totaled $549.1 million.

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

Total non-performing assets increased $14.0 million from December 31, 2023 to September 30, 2024. Nonaccrual loans increased by $17.5 million from December 31, 2023 and foreclosed assets held for sale and other real estate owned decreased $2.8 million as compared to December 31, 2023. The increase in nonaccrual assets was primarily due to two large loans being placed in nonaccrual status during the period. One is a $3.9 million non-owner occupied real estate construction loan and the other is a $6.6 million non-owner occupied real estate loan to a business that was negatively impacted by the COVID-19 pandemic.

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

There were three loan modifications granted to borrowers experiencing financial difficulty during the nine month period ended September 30, 2024. Such modifications included interest rate reductions and had a total period-end amortized cost basis of $795,000 at September 30, 2024.

We continue to maintain good asset quality compared to the industry and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.35% as of September 30, 2024. Non-performing loans equaled 0.59% of total loans. Non-performing assets were 0.38% of total assets, a 5 basis point increase from December 31, 2023. The allowance for credit losses was 229% of non-performing loans. Our annualized net charge-offs to average total loans ratio for the first nine months of 2024 was 0.20%. Annualized net credit card charge-offs to average total credit card loans were 2.87% for the first nine months of 2024, compared to 2.20% during the full year 2023, and 186 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Non-performing Assets

	September 30,	December 31,	September 30,
(Dollars in thousands)	2024	2023	2023
Nonaccrual loans (1)	$100,865	$83,325	$81,135
Loans past due 90 days or more (principal or interest payments)	830	1,147	806
Total non-performing loans	101,695	84,472	81,941
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	1,299	4,073	3,809
Other non-performing assets	1,311	1,726	1,417
Total other non-performing assets	2,610	5,799	5,226
Total non-performing assets	$104,305	$90,271	$87,167

Allowance for credit losses to non-performing loans	229%	267%	267%
Non-performing loans to total loans	0.59%	0.50%	0.49%
Non-performing assets to total assets	0.38%	0.33%	0.32%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $818,000 and $282,000 at September 30, 2024 and December 31, 2023, respectively.

The interest income on nonaccrual loans is not considered material for the three and nine month periods ended September 30, 2024 and 2023.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2024	2023
Balance, beginning of year	$225,231	$196,955

Loans charged off:
Credit card	4,808	3,803
Other consumer	1,806	1,755
Real estate	3,139	11,362
Commercial	20,071	2,857
Total loans charged off	29,824	19,777
Recoveries of loans previously charged off:
Credit card	700	766
Other consumer	1,117	1,020
Real estate	1,210	1,601
Commercial	1,336	1,783
Total recoveries	4,363	5,170
Net loans charged off	25,461	14,607
Provision for credit losses	33,453	36,199
Balance, September 30,	$233,223	$218,547

Loans charged off:
Credit card		1,500
Other consumer		767
Real estate		1,023
Commercial		3,105
Total loans charged off		6,395
Recoveries of loans previously charged off:
Credit card		242
Other consumer		518
Real estate		785
Commercial		309
Total recoveries		1,854
Net loans charged off		4,541
Provision for credit losses		11,225
Balance, end of year		$225,231

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and nine months ended September 30, 2024 and 2023, and for the year ended December 31, 2023, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of September 30, 2024, the allowance for credit losses reflected an increase of approximately $8.0 million from December 31, 2023, while total loans increased by $490.4 million over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first nine months of 2024 was primarily due to the loan growth experienced during the first three quarters of the year, as well as refreshed economic forecasts. Our allowance for credit losses at September 30, 2024 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$6,007	1.0%	$5,868	1.1%
Other consumer	6,356	5.0%	5,716	3.5%
Real estate	177,018	78.0%	177,177	79.2%
Commercial	43,842	16.0%	36,470	16.2%
Total	$233,223	100.0%	$225,231	100.0%

Allowance for credit losses to period-end loans	1.35%		1.34%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 234 financial centers as of September 30, 2024. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of September 30, 2024, core deposits comprised 77.2% of our total deposits.

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

Our total deposits as of September 30, 2024, were $21.94 billion, compared to $22.24 billion as of December 31, 2023. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.39 billion at September 30, 2024, compared to $15.80 billion at December 31, 2023, a decrease of $412.6 million. Total time deposits increased $103.1 million to $6.55 billion at September 30, 2024, from $6.45 billion at December 31, 2023. We had $3.36 billion and $2.90 billion of brokered deposits at September 30, 2024, and December 31, 2023, respectively. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.41 billion and $1.34 billion at September 30, 2024 and December 31, 2023, respectively. The outstanding balance for September 30, 2024 includes $1.03 billion in FHLB advances; $366.3 million in subordinated notes and unamortized debt issuance costs; and $17.9 million of other long-term debt. FHLB advances outstanding at September 30, 2024 are primarily fixed rate, fixed term advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

For information about the regulatory capital treatment of the Notes and the Spirit Notes, see the section “Capital—Risk-Based Capital.”

CAPITAL

Overview

At September 30, 2024, total capital was $3.53 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2024, our common equity to asset ratio was 12.94% compared to 12.53% at year-end 2023.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

No shares were repurchased during the three and nine month periods ended September 30, 2024. During the three and nine month periods ended September 30, 2023, we repurchased 1,128,962 shares at an average price of $17.69 and 2,257,049 shares at an average price per share of $17.72 under the 2022 Program.

Cash Dividends

We declared cash dividends on our common stock of $0.63 per share for the first nine months of 2024 compared to $0.60 per share for the first nine months of 2023, an increase of $0.03, or 5%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2024, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The Company’s risk-based capital ratios at September 30, 2024 and December 31, 2023 are presented in Table 11 below:

Table 11: Risk-Based Capital

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Tier 1 capital:
Stockholders’ equity	$3,528,833	$3,426,488
CECL transition provision	30,873	61,746
Goodwill and other intangible assets	(1,388,549)	(1,398,810)
Unrealized loss on available-for-sale securities, net of income taxes	335,861	404,375
Total Tier 1 capital	2,507,018	2,493,799
Tier 2 capital:
Subordinated notes and debentures	366,255	366,141
Subordinated debt phase out	(132,000)	(66,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	220,517	170,977
Total Tier 2 capital	454,772	471,118
Total risk-based capital	$2,961,790	$2,964,917

Risk weighted assets	$20,790,941	$20,599,238

Assets for leverage ratio	$26,198,178	$26,552,988

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.06%	12.11%
Tier 1 leverage ratio	9.57%	9.39%
Tier 1 risk-based capital ratio	12.06%	12.11%
Total risk-based capital ratio	14.25%	14.39%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

In March 2020 and in response to the COVID-19 pandemic, the agencies issued a new regulatory capital rule revising the CECL Transition Provision to delay the estimated impact on regulatory capital stemming from the implementation of ASU 2016-13. The rule provided banking organizations that implement CECL before the end of 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, followed by a three-year transition period (the “2020 CECL Transition Provision”). The Company elected to apply the 2020 CECL Transition Provision.

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. Qualifying subordinated debt of $234.3 million and $300.1 million is included as Tier 2 and total capital of the Company as of September 30, 2024 and December 31, 2023, respectively.

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

We have $1.422 billion and $1.433 billion total goodwill and other intangible assets for the periods ended September 30, 2024 and December 31, 2023, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe that presenting these non-GAAP financial measures permits investors and analysts to assess the performance of the Company on the same basis as that is applied by management and the Board of Directors.

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 12: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands, except per share data)	2024	2024	2024	2023
Net income available to common stockholders	$24,740	$40,763	$104,374	$151,150
Certain items:
FDIC Special Assessment	—	283	1,832	—
Merger related costs	—	—	—	1,420
Early retirement program	(1)	118	336	5,166
Termination of vendor and software services	(13)	615	602	—
Loss on sale of securities	28,393	—	28,393	391
Branch right sizing (net)	410	519	1,165	1,621
Tax effect (1)	(7,524)	(401)	(8,449)	(2,247)
Certain items, net of tax	21,265	1,134	23,879	6,351
Adjusted earnings (non-GAAP)	$46,005	$41,897	$128,253	$157,501

Diluted earnings per share(2)	$0.20	$0.32	$0.83	$1.19
Certain items:
FDIC Special Assessment	—	—	0.02	—
Merger related costs	—	—	—	0.01
Early retirement program	—	—	—	0.04
Termination of vendor and software services	—	0.01	—	—
Loss on sale of securities	0.23	—	0.23	—
Branch right sizing (net)	—	—	0.01	0.02
Tax effect (1)	(0.06)	—	(0.07)	(0.02)
Certain items, net of tax	0.17	0.01	0.19	0.05
Adjusted diluted earnings per share (non-GAAP)	$0.37	$0.33	$1.02	$1.24
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 16, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 13 below for the reconciliations of adjusted noninterest income, adjusted noninterest expense and adjusted salaries and employee benefits expense for the periods presented.

Table 13: Reconciliations of Adjusted Noninterest Income (non-GAAP), Adjusted Noninterest Expense (non-GAAP) and Adjusted Salaries and Employee Benefits Expense (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2024	2024	2024	2023
Noninterest income	$17,130	$43,299	$103,613	$133,592
Certain items:
Loss on sale of securities	28,393	—	28,393	391
Total certain items	28,393	—	28,393	391
Adjusted noninterest income (non-GAAP)	$45,523	$43,299	$132,006	$133,983

Noninterest expense	$137,193	$139,354	$416,426	$414,922
Certain items:
Merger related costs	—	—	—	(1,420)
Early retirement program	1	(118)	(336)	(5,166)
Termination of vendor and software services	13	(615)	(602)	—
FDIC Special Assessment	—	(283)	(1,832)	—
Branch right sizing	(410)	(519)	(1,165)	(1,621)
Total certain items	(396)	(1,535)	(3,935)	(8,207)
Adjusted noninterest expense (non-GAAP)	$136,797	$137,819	$412,491	$406,715

Salaries and employee benefits expense	$69,167	$70,716	$212,536	$219,135
Early retirement program	1	(118)	(336)	(5,166)
Other	(1)	1	—	—
Adjusted salaries and employee benefits expense (non-GAAP)	$69,167	$70,599	$212,200	$213,969

See Table 14 below for the reconciliation of tangible book value per common share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	September 30,	December 31,
(In thousands, except per share data)	2024	2023
Total common stockholders’ equity	$3,528,833	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(101,093)	(112,645)
Total intangibles	(1,421,892)	(1,433,444)
Tangible common stockholders’ equity	$2,106,941	$1,993,044
Shares of common stock outstanding	125,554,598	125,184,119

Book value per common share	$28.11	$27.37

Tangible book value per common share (non-GAAP)	$16.78	$15.92

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Total common stockholders’ equity	$3,528,833	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(101,093)	(112,645)
Total intangibles	(1,421,892)	(1,433,444)
Tangible common stockholders’ equity	$2,106,941	$1,993,044

Total assets	$27,269,404	$27,345,674
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(101,093)	(112,645)
Total intangibles	(1,421,892)	(1,433,444)
Tangible assets	$25,847,512	$25,912,230

Ratio of common equity to assets	12.94%	12.53%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.15%	7.69%

See Table 16 below for the reconciliation of uninsured, non-collateralized deposits and the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 16: Reconciliation of Uninsured, Non-Collateralized Deposits and the Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

	September 30,	December 31,
(In thousands)	2024	2023
Uninsured deposits at Simmons Bank	$8,355,496	$8,328,444
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,710,167	2,846,716
Less: Intercompany eliminations	986,626	728,480
Total uninsured, non-collateralized deposits	$4,658,703	$4,753,248

FHLB borrowing availability	$4,955,000	$5,401,000
Unpledged securities	4,110,000	3,817,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	2,109,000	1,998,000
Additional liquidity sources	$11,174,000	$11,216,000

Uninsured, non-collateralized deposit coverage ratio	2.4x	2.4x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2024, undivided profits of Simmons Bank were approximately $536.2 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of September 30, 2024, Simmons Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $4.96 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 42.4% of the investment portfolio is classified as available-for-sale, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2024, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of 1.83% and 3.82%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in positive variances in net interest income of 1.59% and 2.62%, respectively, relative to the base case over the next 12 months. These results reflect a liability-sensitive balance sheet and are consistent with the Company’s shift toward short-term funding combined with relatively little change in the mix of interest-earning assets. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at September 30, 2024:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(3.82)%
Up 100 basis points	(1.83)%
Down 100 basis points	1.59%
Down 200 basis points	2.62%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning our purchases of common stock during the quarter ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$175,000,000
August 1, 2024 - August 31, 2024	—	—	—	$175,000,000
September 1, 2024 - September 30, 2024	—	—	—	$175,000,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 18, 2021, by and among Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Aircraft Time Sharing Agreement between Simmons First National Corporation and Steve Cossé, dated July 1, 2024 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-06253)).
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
14.2	Simmons First National Corporation Finance Group Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
15.1	Awareness Letter of Forvis Mazars, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – Robert A. Fehlman, Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*

Exhibit No.	Description
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Robert A. Fehlman, Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 7, 2024	/s/ Robert A. Fehlman
Robert A. Fehlman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2024	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)