Form 10-K
period 2024-12-31
SIMMONS FIRST NATIONAL CORP
filed 2025-02-27
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2024, was $2,160,516,402 based upon the last trade price as reported on the Nasdaq Global Select Market® of $17.58.
The number of shares outstanding of the Registrant’s Common Stock as of February 24, 2025, was 125,807,117.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders of the Registrant to be held on May 7, 2025, are incorporated by reference into Part III of this Form 10-K.

SIMMONS FIRST NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” by variations of such words, or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, business strategies, product development, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, loan demand, deposit levels, investment in digital channels, critical accounting policies and estimates, net interest income, net interest margin, non-interest income, non-interest expense, the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, the estimated cost savings associated with the Company’s Better Bank Initiative, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity (including, among other things, the impact of rising or declining interest rates), economic conditions, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the Federal Home Loan Banks (“FHLB”) and other agencies, capital resources, the expected expenses and cost savings associated with branch closures, market risk, plans for investments in (and cash flows from) securities and investment portfolio strategies, effect of pending and future litigation, staffing initiatives, estimated cost savings associated with the Company’s early retirement program and Better Bank Initiative, legal and regulatory limitations and compliance, and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve), as well as legislative and regulatory changes; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, loan demand, deposit flows, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry; cyber threats, attacks or events, including at third parties on which we rely for key services; reliance on third parties for the provision of key services; the ability to collect amounts due under loan agreements; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine and between Israel and Hamas) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing, and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns that led to the large regional bank failures during 2023 may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; increased delinquency and foreclosure rates on commercial real estate and other loans; the effects of government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, cellphone/tablet, telephone, computer, and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and those factors set forth under Item 1A. “Risk Factors” of this report and other cautionary statements set forth elsewhere in this report and in other filings that have been filed with the U.S. Securities and Exchange Commission (“SEC”). Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation, an Arkansas corporation organized in 1968, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The terms “Company,” “we,” “us,” and “our” refer to Simmons First National Corporation and, where appropriate, its subsidiaries. The Company is headquartered in Pine Bluff, Arkansas, and had total consolidated assets of $26.88 billion, total consolidated loans of $17.01 billion, total consolidated deposits of $21.89 billion and equity capital of $3.53 billion, each as of December 31, 2024. The Company, through its subsidiaries, provides banking and other financial products and services in markets located in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Simmons Bank provides banking and other financial products and services to individuals and businesses using a network of approximately 222 financial centers in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. Simmons Bank offers commercial banking products and services to business and other corporate customers. Simmons Bank extends loans for a broad range of corporate purposes, including (among others) financing commercial real estate, construction of particular properties, commercial and industrial uses, acquisition and equipment financings, and other general corporate needs. Simmons Bank also engages in small business administration (“SBA”) and agricultural finance lending, and it offers corporate credit card products, as well as corporate deposit products and treasury management services.

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

Community Banking, Commercial Banking and Wealth Strategy

To both effectively compete for and service the needs of different types of customers, Simmons Bank now operates using three main groups: a community banking group (which generally focuses on retail, small-to-mid-size customer relationships plus mortgage lending), a commercial banking group (which generally focuses on larger, more complex customers with intricate or unique banking needs) and a wealth group (which generally focuses on serving investment and trust needs of consumers and businesses). Each of these groups is supported by Simmons Bank’s various operations divisions.

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

Merger and Acquisition Strategy

Merger and acquisition activities have been an important part of the Company’s historical growth strategy. While we will continue to consider strategic merger and acquisition opportunities if and as they arise, and while we continue to believe that current market and industry conditions will continue to cause various financial institutions to seek merger partners in the near-to-intermediate future, in the near term, we are continuing our enhanced focus on ensuring that we capitalize on organic growth opportunities in many of the markets that we have had the fortune to enter through previous mergers and acquisitions. We also continue to focus on evaluating and, where appropriate, enhancing our people, processes and systems so that we are able to more effectively and efficiently compete as an organization of the size and scale that we now have achieved.

To the extent that a strategic merger and acquisition opportunity becomes of interest, we believe our community banking philosophy, access to capital and successful merger and acquisition history would position us as a purchaser of choice for a community and regional bank seeking a strong partner.

As consolidations continue to unfold in the banking industry, the management of risk is an important consideration in how the Company evaluates and consummates these transactions. The process of merging or acquiring banking organizations is extremely complex; it requires a great deal of time and effort from both buyer and seller. The business, legal, operational, organizational, accounting and tax issues all must be addressed if the merger or acquisition is to be successful. The senior management teams of both the Company and Simmons Bank have extensive experience in acquiring banks, branches and deposits and post-acquisition integration of operations. We believe this experience positions us to successfully acquire and integrate banks to the extent a compelling strategic opportunity presents itself.

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

Human Capital

Our associates are a critical component of our success. Because our business depends on our ability to attract, develop, and retain highly qualified, skilled lending, operations, information technology, and other associates, as well as managers who are experienced and effective at leading their respective departments, we have implemented wide-ranging programs focused on identifying and recruiting new talent, as well as enhancing the skills, qualifications, and satisfaction of our current associate base. In recruiting, we employ a variety of strategies, including, among other things, the use of in-house recruiters, search firms, and employment agencies, designed to attract qualified candidates. Among other opportunities, we offer student internships and a banker trainee program that provides recent graduates with the opportunity to gain insight into several Company departments. We believe our compensation program, which, in addition to base and incentive compensation, includes health, retirement, and an array of other benefit plans and programs, is competitive within the financial industry, and we periodically review our plans and programs, as well as market surveys, to help ensure that our compensation program is consistent with our level of performance and that we have a current understanding of peer practices.

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

We are committed to maintaining a strong culture that not only engages associates but also serves as a catalyst for growth. Our values-based culture is memorialized in a set of “Culture Cornerstones” that are communicated to all associates and incorporated in various ways throughout our operations. We strive for all six of our Culture Cornerstones - Better Together; Integrity; Passion; High Performance; Pursue Growth; and Build Loyalty - to be reflected in everything we do, including how we interact with each other, how we interact with our customers, and how we interact with our vendors and business partners. We have implemented extensive training and programming to support leaders and associates to emphasize and reinforce our culture cornerstones and ensure a pervasive, shared value system. Finally, we are also committed to promoting our associates’ well-being. Our wellness program, “Ultimate You,” assists associates in improving their level of physical, financial, and mental fitness through offerings such as financial literacy training, channels for counseling and health-focused challenges and contests.

As of December 31, 2024, the Company and its subsidiaries had approximately 2,946 full time equivalent associates. None of our associates are represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our associates to be good and strive to operate with an “open door policy” where associate concerns and issues can be discussed anytime directly with leadership or human resources. We have been recognized with “Best Places to Work” awards in several of our markets.

SUPERVISION AND REGULATION

The Company and its subsidiaries are extensively regulated under both federal and state laws. The following description summarizes certain aspects of that regulation that are material to the Company and its subsidiary bank, Simmons Bank, and is not a complete description of all applicable laws or regulations, or all aspects of those regulations, that affect us. To the extent that any specific statutory or regulatory provision or proposal is described in this Annual Report on Form 10-K, such description is qualified in its entirety by reference to the statutory or regulatory provision or proposal.

Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised at both the state and federal levels. These laws and regulations, and changes thereto, impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require us to use significant resources. The likelihood and timing of any changes in laws and regulations and the supervisory environment, and the impact such changes may have on us, are difficult to predict and assess.

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

As a financial holding company, we are required to file with the FRB an annual report and such additional information as may be required by law. From time to time, the FRB examines the financial condition of the Company and its subsidiaries. For the Company to maintain financial holding company status, each of the Company’s bank subsidiaries must be “well-capitalized” and “well-managed” as defined by the FRB. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FRB, through civil and criminal sanctions, is authorized to exercise enforcement powers over bank holding companies (including financial holding companies) and non-banking subsidiaries, to limit activities that represent unsafe or unsound practices or constitute violations of law.

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

The principal source of the Company’s liquidity is dividends from Simmons Bank, the payment of which is subject to certain limitations imposed by federal and state laws. The approval of the Arkansas Bank Commissioner is, for instance, required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2024, Simmons Bank had paid to the Company all available dividends. While past dividends are not necessarily indicative of amounts that may be paid or available to be paid in future periods, net profits of Simmons Bank and cash balances at the Company are projected to be sufficient to pay quarterly dividends on the Company’s common stock at current levels and interest and principal on the Company’s debt as well as meet other liquidity needs.

A bank holding company’s repurchases of shares of its common stock or redemption of its debt securities may, in certain circumstances, be subject to approval or notice requirements under other regulations, policies, or supervisory expectations of the bank holding company’s regulators, may be discouraged by regulators in the form of supervisory feedback on the bank holding company’s regulatory capital levels or plan, and must comply with all applicable state and federal corporate and securities laws and regulations.

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

Furthermore, as a member of the Federal Reserve System, our subsidiary bank is required by law to maintain reserves against its transaction deposits as required by the FRB. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. During 2020, due to the COVID-19 pandemic, the FRB acting pursuant to the Federal Reserve Act reduced the reserve requirements to zero until further notice. As a result, as of December 31, 2024, the Company’s reserve balances were zero.

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

Potential Enforcement Action for Bank Holding Companies and Banks

Enforcement proceedings seeking civil or criminal sanctions may be instituted against any bank, any financial or bank holding company, any director, officer, employee or agent of the bank or holding company, which is believed by the federal banking agencies to be violating any applicable banking law, regulation or administrative pronouncement or engaged in unsafe and unsound practices. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of a bank’s deposit insurance; the appointment of a conservator or receiver for a bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Risk-Weighted Capital Requirements for the Company and the Subsidiary Bank

Effective January 1, 2015, the Company and its subsidiary bank became subject to new capital regulations (“Basel III Capital Rules”) adopted by the Federal Reserve in July 2013 establishing a new comprehensive capital framework for U.S. banks. The Basel III Capital Rules were fully implemented as of January 1, 2019. For a tabular summary of our risk-weighted capital ratios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” and Note 22, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

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
Institutions that fall into the latter three categories are subject to restrictions on their growth and are required to submit a capital restoration plan. There is also a method by which an institution may be downgraded to a lower capital category based on supervisory factors other than capital. As of December 31, 2024, Simmons Bank was “well capitalized” based on the aforementioned ratios.

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

Pursuant to the FDICIA and Federal Deposit Insurance Act (“FDIA”), the federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC and the Deposit Insurance Fund. As of December 31, 2024, the Bank was well capitalized under these regulations.

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

Brokered Deposits

Section 29 of the FDIA and the FDIC regulations promulgated thereunder limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is well capitalized or, with the FDIC’s approval, adequately capitalized. However, as a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than well capitalized. In December 2020, the FDIC issued a final rulemaking to modernize its brokered deposit regulations. Among other things, the final rule established a new framework for analyzing certain provisions of the “deposit broker” definition and established certain automatic “primary purpose” exemptions from the deposit broker definition, as well as revised certain interest rate restrictions that apply to less than well capitalized insured depository institutions. The final rule became effective April 1, 2021; and full compliance was required by January 1, 2022. Implementation of the final rule did not have a material impact on our subsidiary bank. In July 2024, the FDIC proposed significant revisions to the brokered deposit regulations, including significant expansions to the definition of “deposit broker,” and significantly narrowing the primary purpose exception to “deposit broker” status. The comment period on those proposed rules has closed. In January 2025, the Acting Chairman of the FDIC issued a statement indicating that the FDIC may focus on withdrawing those proposed rules during 2025. These proposed rules may also be subject to the presidential memorandum entitled “Regulatory Freeze Pending Review,” which directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by the President, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law, or policy. The Company continues to monitor the status of those proposed rules and FDIC action and statements with respect thereto.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $12.4 million related to this assessment. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

In October 2023, the federal prudential regulatory agencies adopted substantial revisions to the regulations implementing the CRA. The legality of these CRA regulations is being challenged and a preliminary injunction against enforcing new rules implementing the modified CRA regulations has been granted. In addition, the updated CRA regulations may be impacted by the presidential memorandum entitled “Regulatory Freeze Pending Review” described above. The Company continues to assess the impact of the adopted changes to the CRA regulations.

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

Mortgage Banking Regulation

In connection with making mortgage loans, we are subject to rules and regulations that, among other things, establish standards for loan origination and servicing, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level, and establish requirements for servicing mortgage loans including loan mitigation. We are also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers. Our mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.
Federal Home Loan Bank of Dallas
Simmons Bank is a member of the Federal Home Loan Bank of Dallas (“FHLB-Dallas”), which is one of 11 regional Federal Home Loan Banks that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region and makes loans to its members in accordance with policies and procedures established by the board of directors of that FHLB. As a member, Simmons Bank must purchase and maintain stock in FHLB-Dallas. At December 31, 2024, Simmons Bank’s total investment in FHLB-Dallas was $56.2 million.

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

The Dodd-Frank Act also previously required banks and bank holding companies with more than $10 billion in assets to adhere to certain enhanced prudential standards, including requirements to conduct annual stress tests, report the results to regulators and publicly disclose such results. However, as a result of regulatory reform finalized following passage of the EGRRCPA, the Company and Simmons Bank are no longer required to conduct an annual stress test of capital under the Dodd-Frank Act. Further, as a result of passage of the EGRRCPA, bank holding companies with less than $100 billion in assets, such as the Company, are exempt from the resolution planning, enhanced liquidity standards, and risk management requirements imposed under Section 165 of the Dodd-Frank Act. In anticipation of becoming subject to these requirements, the Company and Simmons Bank had begun the necessary preparations, including undertaking a gap analysis, implementing enhancements to the audit and compliance departments, and investing in various information technology systems. Notwithstanding that federal banking agencies will not take action with respect to these enhanced prudential standards, the Company and its subsidiary bank continue to review their capital planning and risk management practices in connection with the regular supervisory processes of the FRB.

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

Pending Legislation

Because of concerns relating to, among other things, competitiveness and the safety and soundness of the banking industry, governmental administrations, as well as Congress and state legislatures, often consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions and of those chartered in a particular state legislature’s jurisdiction. We cannot predict the timing of any proposals or whether or in what form any proposals will be adopted or the extent to which our business, including our financial condition and results of operations, may be affected. For example, in February 2025, the CFPB staff was instructed to stop all rulemaking, public communications, litigation, examination and certain other activities. This and other events make future regulations increasingly uncertain.

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

Our net income and cash flows depend to a significant extent on the difference between interest rates earned on interest-earning assets and the rates paid on interest-bearing liabilities. These rates are highly sensitive to many factors beyond our control, including general economic conditions and credit and monetary policies of governmental authorities. Changes in the credit or monetary policies of governmental authorities, particularly the Federal Reserve, could significantly impact market interest rates and our financial performance. For instance, changes in the nature of open market transactions in U.S. government securities, the discount rate or the federal funds rate on bank borrowings, and reserve requirements against bank deposits, could lead to increases in the costs associated with our business. In addition, such changes could influence the interest we receive on loans and securities and the amount of interest we pay on deposits. If the interest rates we pay on deposits increases at a faster rate than the interest we receive on loans and other investments, then our net interest income could be adversely affected. If the Federal Reserve raises interest rates, we may not be able to reflect increasing interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our mix of deposits and other funding sources, reduce demand for our products and services, or otherwise negatively impact our financial condition and results of operations. Decreases in interest rates may increase prepayment speeds of certain assets, which may adversely impact our net interest income. In addition, the impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates, and our ability to manage such relative sensitivity may be adversely impacted by competitive conditions in the banking industry and in the financial markets. Due to the changing conditions in the national economy and uncertainty regarding the rate of inflation and the impacts of governmental policies to combat elevated inflation, we cannot predict with certainty how future changes in interest rates, deposit levels and loan demand will impact our business and profitability.

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

During 2024 and previous recent years, in response to rising market interest rates, our cost of funds has increased due to customer migration from lower-cost to higher-cost deposit accounts, including interest-bearing transaction accounts and time deposits, which has negatively impacted our cost of funds and net interest margin.

Our investment securities portfolio could decline in value and we may incur losses as a result of interest rate changes and changes in issuer credit quality or the strength of the associated collateral.

As of December 31, 2024, we owned $6.17 billion of investment securities, which included $3.64 billion in held-to-maturity securities and $2.53 billion in available for sale securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio, including changes in the issuer’s credit quality. For available-for-sale securities, the unrealized gains and losses are recorded in equity, net of tax, in accumulated other comprehensive income (“AOCI”).

On a quarterly basis, we analyze whether there has been a decline in fair value below the amortized cost basis of our available for sale investment securities to determine whether there is a credit loss associated with the decline in fair value. We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. We use a systematic methodology to determine the allowance for credit losses (“ACL”) for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the investment portfolio. Our estimate of the ACL involves a high degree of judgment; therefore, our process for determining expected credit losses may result in a range of expected credit losses. We monitor the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

As a result of fluctuations in interest rates, the market value of previously issued debt securities in the held-to-maturity portion of our securities portfolio has declined significantly, resulting in unrealized losses. If the Company were required to sell such securities, including to meet liquidity needs, the Company would realize any previously unrealized losses which could adversely impact the Company’s financial condition and results of operations.

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

We have a sizeable consumer credit card portfolio, and, among other things, the amount of net charge-offs associated with it could worsen. While we continue to experience a better performance with respect to net charge-offs than the national average in our credit card portfolio, our net charge-offs were 2.93% and 2.20% of our average outstanding credit card balances for the years ended December 31, 2024 and 2023, respectively. Future downturns in the economy could adversely affect consumers in a more delayed fashion compared to commercial businesses in general. Increasing unemployment and diminished asset values may prevent our credit card customers from repaying their credit card balances which could result in an increased amount of our net charge-offs that could have a material adverse effect on our unsecured credit card portfolio.

We may not maintain an appropriate allowance for credit losses.

It is likely that some portion of our loans will become delinquent, and some loans may only be partially repaid or may never be repaid. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that results from management’s review of the existing portfolio and management’s assessment of the portfolio’s collectability. Our methodology for establishing the appropriateness of the allowance for credit losses inherently involves a high degree of subjectivity and judgment and requires management to make significant estimates and predictions regarding credit risks, future market conditions, and other factors, all of which are subject to material changes and may not necessarily be in our control. Some assumptions require management to forecast how borrowers will perform in changing and unprecedented economic conditions. If our methodology is flawed, or if we experience changes in market or economic conditions, or in conditions of our borrowers, the allowance may become inadequate, which would result in additional provisions to increase the allowance to an appropriate level. This could negatively impact our business, including through a material decrease in our earnings. If we fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to accurately estimate the impacts of future changes in economic conditions to our borrowers, the accuracy of our loss forecasts and allowance estimates could be adversely impacted. In addition, prudential regulators also periodically review our allowance for credit losses and have the ability, based on their perspective, which may be different from ours, to require that we make adjustments to the allowance, which could also have a negative effect on our results of operations or financial condition.

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

Nonperforming assets take significant time to resolve and may adversely affect our business, results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans, which adversely affects our income and increases loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may affect the minimum capital levels our regulators believe are appropriate for us in light of such risks. We use various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations, and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in our nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

Risks Related to Our Business, Industry, and Markets

Our business, financial condition, and results of operations could be adversely affected by developments impacting the financial services industry, such as recent bank failures or concerns involving liquidity.

Prior events in the financial services industry, such as the 2023 closures of Silicon Valley Bank, Signature Bank and First Republic Bank, have caused general uncertainty and concern regarding the adequacy of liquidity of the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. In response to the closures of Silicon Valley Bank and Signature Bank, in 2023 the Secretary of the U.S. Department of the Treasury approved actions enabling the FDIC to complete its resolution of Silicon Valley Bank and Signature Bank in a manner that fully protected depositors by utilizing the Deposit Insurance Fund, and the Federal Reserve announced it would make available additional funding for eligible depository institutions to help assure banks have the ability to meet the needs of their depositors. While these steps by the banking regulators helped customers’ perception of the financial markets and financial services industry generally, a number of factors, including further bank closures, or deposit outflows (and particularly sudden deposit outflows) from banks, may drive additional deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

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

As of December 31, 2024, we had $1.3 billion of goodwill and $97.2 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

To assist with the management of our credit, liquidity, operations, and compliance functions and risks, we have developed, and currently use, various models and other analytical tools, including certain estimations. The models and estimations often take into account assumptions and historical trends and are, in some cases, based on subjective judgments. As such, the models and estimations may not be effective in identifying and managing risks, which could adversely impact our financial condition and results of operations. Inadequate models may also result in compliance failures, which could lead to increased scrutiny by our regulators.

Our risk-management framework may not be effective in mitigating risks and/or losses.

We maintain an enterprise risk management program that is designed to identify, assess, mitigate, monitor, and report the risks that we face. These risks include: strategic, credit, market (including interest-rate, capital, and liquidity), operational, regulatory (compliance), legal, and technology. While we assess and seek to improve this program on an ongoing basis, there can be no assurance that our risk management framework and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if our controls break down, our results of operations and financial condition may be adversely affected. We must also develop and maintain a culture of risk management among our employees, as well as manage risks associated with third parties, and we could fail to do so effectively. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Our business is heavily reliant on information technology systems, facilities, and processes; and a disruption in those systems, facilities, and processes, or a breach, including cyber-attacks, in the security of our systems, could have significant, negative impacts on our business, result in the disclosure of confidential information, and create significant financial and legal exposure for us.

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

These laws, regulations, and changes thereto can increase our costs of regulatory compliance, make our business more complicated or burdensome to conduct, and have other adverse impacts on our business generally. They also can significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability. The ultimate impact of the provisions in legislative and regulatory initiatives on the Company’s business and results of operations also depends upon regulatory interpretation and rulemaking. As a result, we are unable to predict the ultimate impact of future legislation or regulation, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.

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

Risks Related to the Company’s Securities

The holders of our subordinated notes have rights that are senior to those of our common shareholders.

We have issued subordinated notes. Among other things, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made to the holders of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock.

We may be unable to, or choose not to, pay dividends on our common stock.

We cannot assure you of our ability to continue to pay dividends. Our ability to pay dividends depends on the following factors, among others:

•We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our subsidiary bank, is subject to federal and state laws that limit the ability of the bank to pay dividends, and recently we have had to apply for state regulatory approval for certain dividends paid by the Bank to the Company;
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

Risk Management and Strategy

Our information security program is led by our chief information security officer (“CISO”), who has over 25 years of experience in technology management, has 9 years of banking experience, and is a certified information systems security professional. The CISO oversees our “information security team” within our information technology department, which includes our identity and access management group, our security operations center group, and our security engineering and security architecture groups. These groups develop, deploy, monitor, and manage multiple processes, systems, and controls, including embedded controls within the technology we use, designed to help identify, protect against, detect, respond to, and recover from cybersecurity threats and incidents.

In addition to our information security team, we also employ a senior vice president of IT governance and risk who has over 18 years of IT governance, risk, and compliance experience and is responsible for the development, monitoring, and reporting of IT-related key risk indicators (“KRIs”), including KRIs related to cyber risks. Both our CISO and our senior vice president of IT governance and risk report to our chief information officer (“CIO”), who has more than 25 years of technology leadership experience, including leadership experience at global financial institutions, and is responsible, among other things, for oversight of our information technology environment, strategy, and security risks.

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

While we do not believe that our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are constant, and, like other financial institutions, we, as well as our customers, employees, and third-party service providers, have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber-attacks. We continue to assess the risks and changes in the cyber environment, reasonably invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities. See the risk factor “Our business is heavily reliant on information technology systems, facilities, and processes; and a disruption in those systems, facilities, and processes, or a breach, including cyber-attacks, in the security of our systems, could have significant, negative impacts on our business, result in the disclosure of confidential information, and create significant financial and legal exposure for us.” in “Item 1A. Risk Factors” of this Form 10-K for more information.

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

The Company and its subsidiaries own or lease additional offices in the states of Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. The Company and its subsidiaries conduct financial operations from approximately 222 financial centers located in communities throughout Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas. We believe our properties are suitable and adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

The information contained in Note 21, Contingent Liabilities, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SFNC.”

As of February 24, 2025, there were approximately 2,249 shareholders of record of our common stock. See the Cash Dividends discussion in the Capital section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding cash dividends.

Issuer Purchases of Equity Securities

On January 27, 2022, we announced a stock repurchase program (“2022 Program”) under which we could repurchase up to $175.0 million of our Class A Common Stock currently issued and outstanding.

Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program has replaced the 2022 Program.

The timing, pricing, and amount of any repurchases under the 2024 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, the Company working capital and investment requirements, general market and economic conditions and legal requirements. Under the 2024 Program, we may repurchase shares of our Class A Common Stock through open market and privately negotiated transactions or otherwise. The 2024 Program does not obligate us to repurchase any of our Class A Common Stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for the 2024 Program to come from available sources of liquidity, including cash on hand and future cash flow.

Information concerning our repurchases of Class A Common Stock during the quarter ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$175,000,000
November 1, 2024 - November 30, 2024	—	—	—	$175,000,000
December 1, 2024 - December 31, 2024	—	—	—	$175,000,000
Total	—	$—	—
_________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the Russell 2000 Index and the KBW Nasdaq Regional Banking Index. The graph assumes an investment of $100 on December 31, 2019 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered as an indication of future performance.

Total Return Performance
Index Value
150
140
130
120
110
100
90
80
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Simmons First National Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Simmons First National Corporation	100.00	83.90	117.73	88.75	85.23	99.47
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
KBW Nasdaq Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2024 and 2023 and results of operations for each of the years then ended. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “2023 Form 10-K”) for a discussion and analysis of the more significant factors that affected the 2022 period, which are incorporated herein by reference. Certain immaterial reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this report, as well as the cautionary note regarding forward-looking statements and the risks discussed in Item 1A of Part I of this Form 10-K.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of December 31, 2024. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

2024 Overview

Our net income available to common shareholders for the year ended December 31, 2024 was $152.7 million, or $1.21 diluted earnings per share, compared to $175.1 million, or $1.38 diluted earnings per share, for the same period in 2023. Included in 2024 results were $25.2 million of certain items, net of tax, that were primarily related to the loss on sale of securities, a FDIC special assessment and branch right sizing initiatives. Included in 2023 results were $32.7 million of certain items, net of tax, that were primarily related to early retirement program costs, loss on sale of securities, a FDIC special assessment and branch right sizing initiatives. Adjusting for these certain items, adjusted earnings for the year ended December 31, 2024 were $177.9 million, or $1.41 adjusted diluted earnings per share, compared to $207.7 million, or $1.64 adjusted diluted earnings per share, in 2023. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliations of non-GAAP measures.

Throughout 2024, we delivered solid results that clearly reflect our driving principles centered on a strong risk management culture, profitability and organic growth. While we continue to operate against a backdrop of uncertainty concerning the macroeconomic environment and the timing of lower interest rates, we are comforted by our strong capital and liquidity positions:

•Deposits were relatively stable over the year, which highlights the granularity of our deposit base, as well as the long-term relationships we have with many of our customers. Total deposits as of December 31, 2024 were $21.89 billion, compared to $22.24 billion as of December 31, 2023. Uninsured deposits (excluding collateralized deposits and intercompany deposits) as of December 31, 2024 were approximately $4.63 billion, or 21% of total deposits.

•Capital levels were steady during the year, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of December 31, 2024 (see Table 18 in the Risk-Based Capital section below). As of December 31, 2024, our ratio of common equity to total assets was 13.13%, the ratio of tangible common equity to tangible assets was 8.29% and our Tier 1 leverage ratio was 9.74%.

•Key credit quality metrics as of December 31, 2024 also remained solid, with our nonperforming loan coverage ratio at 212% and our allowance for credit losses as a percent of total loans ratio was 1.38%.

•We maintained a significant liquidity position with a loan to deposit ratio of 78% as of December 31, 2024, compared to 76% as of December 31, 2023. Additional liquidity sources available to us as of December 31, 2024 totaled $10.90 billion and our uninsured, non-collateralized deposit coverage ratio was 2.4x.

In 2024, Simmons Bank was recognized by U.S. News & World Report as one of the “2024-2025 Best Companies to Work For in the South” and by Forbes as one of “America’s Best-In-State Banks 2024 in Tennessee” and one of “America’s Best-In-State Employers 2024 in Missouri”.

We believe credit trends throughout the industry are beginning to normalize after an extended period at historically low levels. Our asset quality metrics remain strong and reflect our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of December 31, 2024 were $110.8 million, as compared to $84.5 million at December 31, 2023. Non-performing assets as a percent of total assets were 0.45%, compared to 0.33% at December 31, 2024 and 2023, respectively.

Stockholders’ equity as of December 31, 2024 was $3.53 billion, book value per share was $28.08 and tangible book value per common share was $16.80.

Total loans were $17.01 billion at December 31, 2024, an increase of $160.3 million, or 1.0%, from the same time in 2023. Our unfunded commitments decreased to $4.03 billion at December 31, 2024, as compared to $4.17 billion at December 31, 2023. Our commercial loan pipeline totaled $1.26 billion as of December 31, 2024, compared to $948.2 million at December 31, 2023.

We are continually monitoring the impact of various global and national events on our results of operations and financial condition, including inflationary pressures, changes in market interest rates, deposit competition and liquidity strains and changes in political leadership. The timing and impact of such events on our results of operation and financial condition will depend on future developments, which are highly uncertain.

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

Simmons First National Corporation is an Arkansas-based financial holding company that, as of December 31, 2024, has approximately $26.88 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The FRB sets various benchmark interest rates which influence the general market rates of interest, including the deposit and loan rates offered by financial institutions. Between December 2015 and December 2018, the FRB had been gradually raising benchmark interest rates. The FRB target for the federal funds rate, which is the cost to banks of immediately available overnight funds, increased gradually from 0% - 0.50% in December 2015 to 2.25% - 2.50% over a three year period. The federal funds rate was flat until the FRB began to lower the rate in August 2019 and ultimately reduced it to 1.50% - 1.75% in October 2019. During March 2020, the Federal Open Market Committee (“FOMC”) of the FRB substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. The federal funds rate was cut to a range of 0% - 0.25%, where it remained throughout 2021 and into early 2022. During March 2022, the FOMC began a series of rate increases in an effort to curb rising inflation. From early 2022 through 2023, the federal funds rate range was increased on eleven occasions and ended 2023 with a range set at 5.25% - 5.50%. During 2024, as inflation declined, the FOMC cut rates on three occasions to a period end range of 4.25% - 4.50%. To date in 2025, rates have been held steady by the FOMC.

Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, also increased from 3.25% to 5.50% during the years 2015 through 2018. The prime interest rate remained flat until it began to decrease in July 2019 and was eventually reduced to 4.75% in October 2019. Similarly to the reduction in the federal funds rate, the prime rate was cut to 3.25% in mid-March of 2020 in response to the COVID-19 pandemic and remained unchanged throughout 2021 and into early 2022. Paralleling the federal funds rate, multiple increases by the Federal Reserve during 2022 and 2023 increased the prime rate to 8.50% as of the end of 2023 and a series of rate cuts during 2024 decreased the prime rate to 7.50% at the end of 2024. To date in 2025, the prime interest rate has also been held steady.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 44% of our loan portfolio and approximately 92% of our time deposits have repriced in one year or less. Our current interest rate sensitivity shows that approximately 49% of our loans and 97% of our time deposits will reprice in the next year, largely contributing to our liability-sensitive position at December 31, 2024.

For the year ended December 31, 2024, net interest income on a fully taxable equivalent basis was $654.3 million, a decrease of $21.3 million, or 3.2%, over the same period in 2023. The decrease in net interest income was primarily the result of a $102.3 million increase in interest income, more than offset by a $123.6 million increase in interest expense.

The increase in interest income primarily resulted from a $94.1 million increase in interest income on loans, coupled with an increase of $9.7 million in interest income on investment securities. Regarding the increase in interest income on loans during 2024, the increase in loan volume resulted in an increase of $27.9 million in interest income, while a 39 basis point increase in yield due to higher market interest rates resulted in a $66.2 million increase in interest income during the year ended December 31, 2024. The loan yield for 2024 was 6.35%, compared to 5.96% for 2023. The increase in our loan volume during 2024 was due to solid organic loan growth over the comparative period. The increase in interest income on investment securities is primarily related to our taxable investment securities and reflects an increase of $36.7 million due to yield increases over the period of 87 basis points which were a result of higher market interest rates. The increase in interest income on taxable investment securities due to yield increases was mitigated by a $26.5 million decrease due to the decline in our taxable investment portfolio average balances which decreased by $785.2 million, or 16.7%, as our portfolio experienced pay downs, maturities and a strategic sale of $251.5 million of lower-yielding available-for-sale (“AFS”) securities to pay off higher rate wholesale fundings consisting of FHLB advances during the third quarter of 2024.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2024, 2023 and 2022, interest income included $6.1 million, $8.8 million and $23.9 million, respectively, for the yield accretion recognized on loans acquired.

The $123.6 million increase in interest expense is mostly due to the increase in our deposit account rates over the period, combined with the change in deposit mix as the market experiences a shift in consumer sentiment given the attractiveness of higher yielding time deposits in the current higher interest rate environment. Interest expense increased $113.5 million due to the increase in rates of 68 basis points on interest-bearing deposit accounts and increased $13.8 million due to the increase in deposit volume over the period. The increase in interest expense was partially offset by a decrease of $5.4 million related to a decreased reliance on other borrowings over the period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Our net interest margin on a fully tax equivalent basis was 2.74% for the year ended December 31, 2024, down 4 basis points from 2023. The marginal decrease in the net interest margin was primarily due to the rising deposit rate pressure from increased market competition and consumer migration toward higher rate deposits, mitigated by the increased yields on our earning assets average balances over the comparative periods.

Over the course of 2025, we anticipate moderating pressure on our margin due to several factors. We saw moderate organic loan growth during 2024 and we are cautiously optimistic regarding further modest organic loan growth during 2025, subject to the underlying economy and growth opportunities, with continued focus on maintaining prudent underwriting standards and profitability discipline. We sold $251.5 million of low yield AFS securities in the third quarter of 2024, and used sale proceeds to pay off higher rate wholesale fundings and we will continue to evaluate opportunities to optimize our balance sheet based on changing market conditions. We also expect modest increases in noninterest income related to fee based services and noninterest expenses related to continuous improvement initiatives and utilizing cost savings to partially fund targeted investments in technology and talent. Additionally, while our balance sheet is in a favorable position for the repricing of assets and liabilities, there is still much uncertainty as to decisions that will be made by the FOMC and the risks present in the economy.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2024, 2023 and 2022, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2024 versus 2023 and 2023 versus 2022.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
(In thousands)	2024	2023	2022
Interest income	$1,312,065	$1,210,161	$861,735
FTE adjustment	25,820	25,443	24,671
Interest income - FTE	1,337,885	1,235,604	886,406
Interest expense	683,600	560,035	144,419
Net interest income - FTE	$654,285	$675,569	$741,987

Yield on earning assets - FTE	5.61%	5.09%	3.79%
Cost of interest bearing liabilities	3.63%	2.99%	0.84%
Net interest spread - FTE	1.98%	2.10%	2.95%
Net interest margin - FTE	2.74%	2.78%	3.17%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2024 vs. 2023	2023 vs. 2022
Increase (decrease) due to change in earning assets	$(2,912)	$93,320
Increase due to change in earning asset yields	105,193	255,878
Decrease due to change in interest bearing liabilities	(6,539)	(48,716)
Decrease due to change in interest rates paid on interest bearing liabilities	(117,026)	(366,900)
Decrease in net interest income	$(21,284)	$(66,418)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2024. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
	2024			2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$217,308	$11,808	5.43	$320,261	$13,490	4.21	$793,836	$5,500	0.69
Investment securities - taxable	3,913,498	153,413	3.92	4,698,742	143,178	3.05	5,462,427	94,437	1.73
Investment securities - non-taxable	2,620,787	85,308	3.26	2,605,868	85,861	3.29	2,703,662	86,596	3.20
Mortgage loans held for sale	10,634	731	6.87	8,064	557	6.91	16,609	720	4.33
Other loans held for sale	—	—	—	—	—	—	8,322	3,120	37.49
Loans - including fees	17,106,193	1,086,625	6.35	16,647,570	992,518	5.96	14,419,763	696,033	4.83
Total interest earning assets	23,868,420	1,337,885	5.61	24,280,505	1,235,604	5.09	23,404,619	886,406	3.79
Non-earning assets	3,346,227			3,274,354			3,014,219
Total assets	$27,214,647			$27,554,859			$26,418,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$10,974,529	$308,455	2.81	$11,033,263	$238,982	2.17	$12,253,164	$63,033	0.51
Time deposits	6,411,888	291,785	4.55	6,038,640	233,937	3.87	3,094,747	36,016	1.16
Total interest bearing deposits	17,386,417	600,240	3.45	17,071,903	472,919	2.77	15,347,911	99,049	0.65
Federal funds purchased and securities sold under agreements to repurchase	50,958	602	1.18	105,802	1,150	1.09	200,744	941	0.47
Other borrowings	1,042,726	55,127	5.29	1,169,374	60,517	5.18	1,155,310	24,934	2.16
Subordinated debt and debentures	366,218	27,631	7.54	366,066	25,449	6.95	394,870	19,495	4.94
Total interest bearing liabilities	18,846,319	683,600	3.63	18,713,145	560,035	2.99	17,098,835	144,419	0.84

Noninterest bearing liabilities:
Noninterest bearing deposits	4,576,022			5,201,384			5,827,160
Other liabilities	305,484			281,018			233,179
Total liabilities	23,727,825			24,195,547			23,159,174
Stockholders’ equity	3,486,822			3,359,312			3,259,664
Total liabilities and stockholders’ equity	$27,214,647			$27,554,859			$26,418,838
Net interest spread			1.98			2.10			2.95
Net interest margin		$654,285	2.74		$675,569	2.78		$741,987	3.17

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the years 2024 versus 2023 and 2023 versus 2022. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2024 vs. 2023			2023 vs. 2022
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(4,998)	$3,316	$(1,682)	$(5,033)	$13,023	$7,990
Investment securities - taxable	(26,454)	36,689	10,235	(14,763)	63,504	48,741
Investment securities - non-taxable	490	(1,043)	(553)	(3,182)	2,447	(735)
Mortgage loans held for sale	177	(3)	174	(472)	309	(163)
Other loans held for sale	—	—	—	(791)	(2,329)	(3,120)
Loans - including fees	27,873	66,234	94,107	117,561	178,924	296,485
Total	(2,912)	105,193	102,281	93,320	255,878	349,198

Interest expense:
Interest bearing transaction and savings accounts	(1,279)	70,752	69,473	(6,881)	182,830	175,949
Time deposits	15,120	42,728	57,848	57,399	140,522	197,921
Federal funds purchased and securities sold under agreements to repurchase	(641)	93	(548)	(600)	809	209
Other borrowings	(6,672)	1,282	(5,390)	308	35,275	35,583
Subordinated notes and debentures	11	2,171	2,182	(1,510)	7,464	5,954
Total	6,539	117,026	123,565	48,716	366,900	415,616
Increase (decrease) in net interest income	$(9,451)	$(11,833)	$(21,284)	$44,604	$(111,022)	$(66,418)

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

During 2024, our provision for credit loss expense was $46.8 million, as compared to an expense of $42.0 million during 2023 and an expense of $14.1 million during 2022. The provision for credit loss expense during 2024 was related to loans and reflected loan growth, as well as the impact of updated economic assumptions.

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

Total noninterest income was $147.2 million in 2024, compared to $155.6 million in 2023 and $170.1 million in 2022. Noninterest income for 2024 decreased $8.4 million, or 5.4%, from 2023. Included in both 2024 and 2023 results were $28.4 million and $20.6 million, respectively, of certain items related to the loss on the sale of securities during the period. Adjusting for these certain items, adjusted noninterest income for the year ended December 31, 2024 decreased $611,000, or 0.3%, from the prior year. See the GAAP Reconciliation of Non-GAAP Financial Measures section for additional discussion and reconciliations of non-GAAP measures.

During 2024, we sold approximately $251.5 million of investment securities resulting in a net loss of $28.4 million, while we realized a net loss of $20.6 million related to the sale of $247.9 million of investment securities during 2023. The sale of securities during both 2024 and 2023 was primarily related to strategic decisions to sell low yield securities and use the proceeds to pay off higher rate wholesale fundings.

The larger loss on sale of securities recognized during 2024, coupled with a $4.0 million legal reserve recapture associated with litigation recognized in 2023, were partially offset with increases in bank owned life insurance income and several fee-based businesses during 2024. These incremental increases as compared to the prior period were primarily made up of a $3.5 million increase related to bank owned life insurance due to a higher earnings credit rate as compared to the prior period, a $2.6 million increase related to wealth management fees due to market conditions and a $1.4 million increase in debit and credit card fees related to increased customer activity.

Table 5 shows noninterest income for the years ended December 31, 2024, 2023 and 2022, respectively, as well as changes in 2024 from 2023 and in 2023 from 2022.

Table 5: Noninterest Income

	Years Ended December 31,			2024 Change from		2023 Change from
(Dollars in thousands)	2024	2023	2022	2023		2022
Service charges on deposit accounts	$49,898	$50,530	$46,527	$(632)	(1.3)%	$4,003	8.6%
Debit and credit card fees	32,875	31,472	31,203	1,403	4.5	269	0.9
Wealth management fees	32,806	30,203	31,895	2,603	8.6	(1,692)	(5.3)
Mortgage lending income	8,077	7,733	10,522	344	4.5	(2,789)	(26.5)
Bank owned life insurance income	15,227	11,717	11,146	3,510	30.0	571	5.1
Other service charges and fees	9,188	9,122	7,616	66	0.7	1,506	19.8
Gain (loss) on sale of securities, net	(28,393)	(20,609)	(278)	(7,784)	37.8	(20,331)	*
Gain on insurance settlement	—	—	4,074	—	—	(4,074)	*
Other income	27,493	35,398	27,361	(7,905)	(22.3)	8,037	29.4
Total noninterest income	$147,171	$155,566	$170,066	$(8,395)	(5.4)%	$(14,500)	(8.5)%
_________________________
*Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for 2024 was $124.8 million, an increase of $3.4 million, or 2.8%, when compared to the 2023 amounts and was primarily related to the increases discussed above.

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

Noninterest expense for 2024 was $557.5 million, as compared to noninterest expense for 2023 of $563.1 million, a decrease of $5.5 million, or 1.0%, compared to the prior period. Adjusted noninterest expense, which excludes branch right sizing, FDIC special assessment, early retirement program costs, termination of vendor and software services (for 2024 only), and merger related costs (for 2023 only), for the year ended December 31, 2024 increased $12.4 million, or 2.3%, from the prior year. See the GAAP Reconciliation of Non-GAAP Financial Measures section for additional discussion and reconciliations of non-GAAP measures.

Salaries and employee benefits expense decreased by $2.0 million as compared to 2023, while adjusted salaries and employee benefits expense, which excludes early retirement program costs, increased by $3.7 million as compared to 2023. The increase in adjusted salaries and employee benefits expense reflects incentive compensation accrual adjustments during the periods, in addition to annual merit increases. Early retirement program costs during 2024 and 2023 were $536,000 and $6.2 million, respectively.

Deposit insurance expense decreased by $6.0 million as compared to 2023. Excluding the FDIC special assessment of $1.8 million recorded during the year ended December 31, 2024 and $10.5 million recorded during the year ended December 31, 2023, both of which were levied to support the Deposit Insurance Fund following the failure of certain banks in 2023, adjusted deposit insurance expense increased by $2.6 million primarily due to an increased base assessment rate related to changes in the mix of deposits.

Amortization of intangibles recorded for the years ended December 31, 2024, and 2023 was $15.4 million and $16.3 million, respectively. See Note 7, Goodwill and Other Intangible Assets, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our intangibles.

Table 6 below shows noninterest expense for the years ended December 31, 2024, 2023 and 2022, respectively, as well as changes in 2024 from 2023 and in 2023 from 2022.

Table 6: Noninterest Expense

	Years Ended December 31,			2024 Change from		2023 Change from
(Dollars in thousands)	2024	2023	2022	2023		2022
Salaries and employee benefits	$283,588	$279,919	$286,982	$3,669	1.3%	$(7,063)	(2.5)%
Early retirement program	536	6,198	—	(5,662)	(91.4)	6,198	*
Occupancy expense, net	48,214	46,741	44,321	1,473	3.2	2,420	5.5
Furniture and equipment expense	22,047	20,741	20,665	1,306	6.3	76	0.4
Other real estate and foreclosure expense	700	892	1,003	(192)	(21.5)	(111)	(11.1)
Deposit insurance	23,938	29,986	11,608	(6,048)	(20.2)	18,378	*
Merger related costs	—	1,420	22,476	(1,420)	(100.0)	(21,056)	(93.7)
Other operating expenses:
Professional services	22,179	19,612	19,138	2,567	13.1	474	2.5
Postage	8,735	9,458	8,955	(723)	(7.6)	503	5.6
Telephone	6,388	6,965	6,394	(577)	(8.3)	571	8.9
Credit card expenses	12,886	13,243	12,243	(357)	(2.7)	1,000	8.2
Marketing	27,369	24,008	28,870	3,361	14.0	(4,862)	(16.8)
Software and technology	42,939	42,530	40,906	409	1.0	1,624	4.0
Operating supplies	2,482	2,591	2,556	(109)	(4.2)	35	1.4
Amortization of intangibles	15,403	16,306	15,915	(903)	(5.5)	391	2.5
Branch right sizing expense	2,746	5,467	3,475	(2,721)	(49.8)	1,992	57.3
Other expense	37,393	36,984	41,241	409	1.1	(4,257)	(10.3)
Total noninterest expense	$557,543	$563,061	$566,748	$(5,518)	(1.0)%	$(3,687)	(0.7)%
_________________________
*Not meaningful

Due to our Better Bank Initiative and continuous efficiency improvements, offset by expected increases related to merit-based compensation adjustments and targeted investments during the upcoming period, we expect marginal growth in noninterest expense during 2025.

Income Taxes

The provision for income taxes for 2024 was $18.6 million, compared to $25.5 million in 2023 and $50.1 million in 2022. The effective income tax rates for the years ended 2024, 2023 and 2022 were 10.9%, 12.7% and 16.4%, respectively. The decrease in the provision for income taxes during 2024 as compared to 2023 and 2023 as compared to 2022 was primarily due to tax exempt income having a larger favorable impact on the rate and lower state taxes during the periods, both driven by the one time charges to income from the loss on sale of securities during each respective period, in addition to the FDIC special assessment largely recognized during 2023.

Loan Portfolio

Our loan portfolio averaged $17.11 billion during 2024 and $16.65 billion during 2023. As of December 31, 2024, total loans were $17.01 billion, compared to $16.85 billion on December 31, 2023, an increase of $160.3 million, or 1.0%. The increase in the overall loan balance during 2024 was primarily due to widespread loan growth throughout our geographic markets during the year. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single family residential real estate loans).

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $309.0 million at December 31, 2024, or 1.8% of total loans, compared to $318.7 million, or 1.9% of total loans at December 31, 2023. The decrease in consumer loans was primarily due to loan payoffs and pay downs within the credit card portfolio during the year.

Real estate loans consist of construction and development (“C&D”) loans, single family residential loans and other commercial real estate (“CRE”) loans. Real estate loans were $13.39 billion at December 31, 2024, or 78.7% of total loans, compared to $13.34 billion, or 79.2% of total loans at December 31, 2023, a modest increase of $53.3 million, or 0.4%. Our C&D loans decreased by $355.0 million, or 11.3%, single family residential loans increased by $48.4 million, or 1.8%, and CRE loans increased by $359.9 million, or 4.8%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the period. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.70 billion at December 31, 2024, or 15.8% of total loans, compared to $2.72 billion, or 16.2% of total loans at December 31, 2023, an incremental decrease of $27.6 million, or 1.0%. The decrease in non-real estate loans related to business of $56.0 million, or 2.2%, was partially offset by the increase in agricultural loans of $28.4 million, or 12.2%.

Other loans mainly consists of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during 2024 as compared to 2023, and was coupled with continued organic growth in our municipal loans during the period, leading to an increase of $144.2 million in other loans.

While loan growth was widespread throughout our geographic markets and was generally broad-based by loan type during the period, loan growth during the year reflected moderating demand and increased payoff activity, as we focus on maintaining disciplined pricing and conservative underwriting standards given the current uncertain economic environment. Our commercial loan pipeline consisting of all commercial loan opportunities was $1.26 billion at December 31, 2024, compared to $948.2 million at December 31, 2023. The pipeline includes $551.8 million in loans approved and ready to close at the end of the year.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2024	2023	2022	2021	2020
Consumer:
Credit cards	$181,675	$191,204	$196,928	$187,052	$188,845
Other consumer	127,319	127,462	152,882	168,318	202,379
Total consumer	308,994	318,666	349,810	355,370	391,224
Real Estate:
Construction and development	2,789,249	3,144,220	2,566,649	1,326,371	1,596,255
Single family residential	2,689,946	2,641,556	2,546,115	2,101,975	1,880,673
Other commercial	7,912,336	7,552,410	7,468,498	5,738,904	5,746,863
Total real estate	13,391,531	13,338,186	12,581,262	9,167,250	9,223,791
Commercial:
Commercial	2,434,175	2,490,176	2,632,290	1,992,043	2,574,386
Agricultural	261,154	232,710	205,623	168,717	175,905
Total commercial	2,695,329	2,722,886	2,837,913	2,160,760	2,750,291
Other	610,083	465,932	373,139	329,123	535,591
Total loans before allowance for credit losses	$17,005,937	$16,845,670	$16,142,124	$12,012,503	$12,900,897

Table 8 reflects the remaining loan maturities by interest rate type at December 31, 2024.

Table 8: Maturity Distribution of Loan Portfolio by Rate Type

	1 year	Over 1 year through	Over 5 years through	Over
(In thousands)	or less	5 years	15 years	15 years	Total
Consumer	$77,422	$226,977	$3,525	$1,070	$308,994
Real estate	3,825,105	7,422,051	1,547,536	596,839	13,391,531
Commercial	1,244,970	1,347,429	62,341	40,589	2,695,329
Other	307,391	72,477	135,086	95,129	610,083
Total	$5,454,888	$9,068,934	$1,748,488	$733,627	$17,005,937

Predetermined rate
Consumer	$72,727	$100,889	$3,461	$882	$177,959
Real estate	1,783,207	4,276,302	782,021	130,656	6,972,186
Commercial	462,708	630,798	25,603	38,115	1,157,224
Other	36,703	72,023	133,633	94,896	337,255
Total	$2,355,345	$5,080,012	$944,718	$264,549	$8,644,624

Variable rate
Consumer	$4,695	$126,088	$64	$188	$131,035
Real estate	2,041,898	3,145,749	765,515	466,183	6,419,345
Commercial	782,262	716,631	36,738	2,474	1,538,105
Other	270,688	454	1,453	233	272,828
Total	$3,099,543	$3,988,922	$803,770	$469,078	$8,361,313

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

Total non-performing assets increased $31.0 million from December 31, 2023 to December 31, 2024. Nonaccrual loans increased by $26.8 million during 2024, in addition to an increase in foreclosed assets held for sale of $5.2 million. The increase in nonaccrual loans was primarily spread within our real estate and commercial loan portfolios. The increase in foreclosed assets held for sale was primarily related to the addition of two commercial properties with net book values totaling $7.4 million during the period.

Total non-performing assets increased by $27.8 million from December 31, 2022 to December 31, 2023. Nonaccrual loans increased by $24.9 million during 2023, in addition to an increase in foreclosed assets held for sale of $1.2 million. The increase in nonaccrual loans was primarily due to an increase in nonaccrual loans within our commercial loan portfolio.

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

The financial effects of the modified loans made to borrowers experiencing financial difficulty in the single family residential real estate portfolio were not significant during the year ended December 31, 2024 and did not significantly impact the Company’s determination of the allowance for credit losses on loans during the year.

During the year ended December 31, 2024, the Company modified one loan for a borrower experiencing financial difficulty related to the CRE portfolio, whereby the modification extended the term of the loan 1.5 years. As a result of the CRE loan modified during the year ended December 31, 2024 being collateral-dependent, the impact to the Company’s allowance for credit losses on loans was the difference between the fair value of the underlying collateral, adjusted for selling costs, and the remaining outstanding principal balance of the loan.

We continue to maintain good asset quality compared to the industry, and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.38% as of December 31, 2024. Non-performing loans equaled 0.65% of total loans. Non-performing assets were 0.45% of total assets, a 12 basis point increase from December 31, 2023. The allowance for credit losses was 212% of non-performing loans. Our annualized net charge-offs to total loans for 2024 was 0.22%. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.19%. Annualized net credit card charge-offs to average total credit card loans were 2.93%, compared to 2.20% during 2023, and 144 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Nonaccrual loans (1)	$110,154	$83,325	$58,434	$68,204	$122,879
Loans past due 90 days or more (principal or interest payments)	603	1,147	507	349	578
Total non-performing loans	110,757	84,472	58,941	68,553	123,457
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	9,270	4,073	2,887	6,032	18,393
Other non-performing assets	1,202	1,726	644	1,667	2,016
Total other non-performing assets	10,472	5,799	3,531	7,699	20,409
Total non-performing assets	$121,229	$90,271	$62,472	$76,252	$143,866

Allowance for credit losses to non-performing loans	212%	267%	334%	300%	193%
Non-performing loans to total loans	0.65%	0.50%	0.37%	0.57%	0.96%
Non-performing assets to total assets	0.45%	0.33%	0.23%	0.31%	0.64%
_________________________
(1)    Includes nonaccrual financial difficulty modifications (formerly known as troubled debt restructurings) of approximately $597,000, $282,000, $1.6 million, $2.7 million and $4.4 million at December 31, 2024, 2023, 2022, 2021 and 2020, respectively.

The interest income on nonaccrual loans is not considered material for the years ended December 31, 2024, 2023 and 2022.

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

Additional information related to net charge-offs is shown in Table 10.

Table 10: Ratio of Net Charge-offs to Average Loans

(Dollars in thousands)	Net Charge-offs	Average Loans	Ratio of Net Charge-offs to Average Loans
2024
Credit cards	$(5,346)	$182,334	(2.93)%
Other consumer	(915)	124,697	(0.73)%
Real estate	(5,464)	13,467,999	(0.04)%
Commercial	(25,272)	2,739,110	(0.92)%
Other	—	592,053	—%
Total	$(36,997)	$17,106,193	(0.22)%

2023
Credit cards	$(4,295)	$195,545	(2.20)%
Other consumer	(984)	136,865	(0.72)%
Real estate	(9,999)	13,050,414	(0.08)%
Commercial	(3,870)	2,815,006	(0.14)%
Other	—	449,740	—%
Total	$(19,148)	$16,647,570	(0.12)%

Allowance for Credit Losses Allocation

As of December 31, 2024, the allowance for credit losses reflected an increase of approximately $9.8 million from December 31, 2023, while loans increased $160.3 million over the same period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during 2024 was predominantly due to the loan growth experienced during the year, as well as refreshed economic forecasts. Our allowance for credit losses at December 31, 2024 was considered appropriate given the current economic environment and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses on Loans

	December 31,
	2024		2023		2022
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$6,007	1.1%	$5,868	1.1%	$5,140	1.2%
Other consumer and Other	5,463	4.3%	5,716	3.5%	6,614	3.2%
Real estate	181,962	78.8%	177,177	79.2%	150,795	78.0%
Commercial	41,587	15.8%	36,470	16.2%	34,406	17.6%
Total	$235,019	100.0%	$225,231	100.0%	$196,955	100.0%

Allowance for credit losses to period-end loans	1.38%		1.34%		1.22%
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

HTM and AFS investment securities were $3.64 billion and $2.53 billion, respectively, at December 31, 2024, compared to the HTM amount of $3.73 billion and AFS amount of $3.15 billion at December 31, 2023. We will continue to look for opportunities to maximize the value of the investment portfolio.

As of December 31, 2024, $511.4 million, or 8.3%, of our total portfolio was invested in obligations of U.S. government agencies and U.S. Treasury securities. Our investment portfolio as of December 31, 2024 also included $2.61 billion, or 42.2%, of tax-exempt obligations of state and political subdivisions. A portion of the state and political subdivision debt obligations are rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis. There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2024.

We had approximately $2.46 billion, or 39.9%, of our total portfolio invested in mortgaged-backed securities at December 31, 2024. These mortgage-backed securities were issued by agencies of the U.S. government.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of December 31, 2024, the related remaining combined net unrealized losses of $108.1 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

Additionally, during the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during the late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the year ended December 31, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $42.9 million.

The adoption of ASU 2016-13 at the beginning of 2020 required us to replace the existing impairment models for financial assets, which includes investment securities. Under this model, an estimate of expected credit losses that represents all contractual cash flows that is deemed uncollectible over the contractual life of the financial asset must be recorded. There was no provision for credit losses related to the Company’s securities portfolios recorded for the year ended December 31, 2024. We recorded a provision for credit losses related to AFS securities of $12.8 million for the year ended December 31, 2023 due to isolated corporate bonds within the portfolio. During the same period, the provision for credit loss expense on AFS securities was reduced by $3.7 million related to previously impaired securities. We also charged-off $7.0 million directly related to one corporate bond, which was deemed uncollectible in the period, while the remaining isolated bonds were sold or experienced price recovery on previous impairments prior to the end of the period. Based upon our analysis of the underlying risk characteristics of the AFS portfolio, including credit ratings and other qualitative factors, no allowance for credit losses related to AFS securities was deemed necessary at December 31, 2024 and 2023. Our allowance for credit losses related to HTM securities was $3.2 million for both periods ended December 31, 2024 and 2023.

An allowance for credit losses related to mortgage-backed securities and U.S. government agencies was not recorded as of December 31, 2024 due to those securities being explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. See Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for additional information related to our allowance for credit losses on investment securities held.

We had no gross realized gains and $28.4 million of gross realized losses from the sale of securities during the year ended December 31, 2024, compared to no gross realized gains and $20.6 million of gross realized losses from the sale of securities during the year ended December 31, 2023. We sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during 2024, while we sold approximately $247.9 million of investment securities during 2023 related to a strategic decision to sell low yielding securities and use the proceeds to pay off higher rate wholesale fundings, including both brokered deposits and FHLB advances.

We have the ability and intent to hold the securities classified as HTM until they mature, at which time we expect to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding. Furthermore, as of December 31, 2024, we also have the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost, we do not have an immediate intent to sell the securities classified as AFS, and we believe the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. During 2025, we will continue to evaluate targeted sales of AFS securities based on prevailing market conditions and our funding and liquidity positions. The unrealized losses during 2024 are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2024, we believe the declines in fair value detailed in the table below are temporary and we do not believe any of the securities are impaired due to reasons of credit quality.

Table 12 presents the amortized cost, fair value and allowance for credit losses on investment securities for each of the years indicated.

Table 12: Investment Securities

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2024
U.S. Government agencies	$455,869	$—	$455,869	$—	$(95,961)	$359,908
Mortgage-backed securities	1,070,032	—	1,070,032	212	(133,746)	936,498
State and political subdivisions	1,857,373	(196)	1,857,177	20	(436,061)	1,421,136
Other securities	256,576	(3,018)	253,558	—	(21,149)	232,409
Total HTM	$3,639,850	$(3,214)	$3,636,636	$232	$(686,917)	$2,949,951

December 31, 2023
U.S. Government agencies	$453,121	$—	$453,121	$—	$(89,203)	$363,918
Mortgage-backed securities	1,161,694	—	1,161,694	354	(107,834)	1,054,214
State and political subdivisions	1,858,680	(2,006)	1,856,674	284	(369,509)	1,487,449
Other securities	256,007	(1,208)	254,799	—	(25,010)	229,789
Total HTM	$3,729,502	$(3,214)	$3,726,288	$638	$(591,556)	$3,135,370

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2024
U.S. Treasury	$999	$—	$—	$(3)	$996
U.S. Government agencies	55,589	—	5	(1,047)	54,547
Mortgage-backed securities	1,545,539	—	4	(152,784)	1,392,759
State and political subdivisions	1,015,619	—	132	(157,569)	858,182
Other securities	235,028	—	166	(12,252)	222,942
Total AFS	$2,852,774	$—	$307	$(323,655)	$2,529,426

December 31, 2023
U.S. Treasury	$2,285	$—	$—	$(31)	$2,254
U.S. Government agencies	74,460	—	35	(1,993)	72,502
Mortgage-backed securities	2,138,652	—	8	(198,353)	1,940,307
State and political subdivisions	1,035,147	—	187	(132,541)	902,793
Other securities	259,165	—	—	(24,868)	234,297
Total AFS	$3,509,709	$—	$230	$(357,786)	$3,152,153

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2024, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13: Maturity Distribution of Investment Securities

	December 31, 2024
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Held-to-Maturity
U.S. Government agencies	$—	$3,403	$105,920	$346,546	$—	$455,869	$480,246	$359,908
Mortgage-backed securities	—	—	—	—	1,070,032	1,070,032	1,115,755	936,498
State and political subdivisions	1,906	4,822	83,468	1,767,177	—	1,857,373	1,865,782	1,421,136
Other securities	—	49,966	204,097	2,513	—	256,576	265,778	232,409
Total	$1,906	$58,191	$393,485	$2,116,236	$1,070,032	$3,639,850	$3,727,561	$2,949,951

Percentage of total	0.1%	1.6%	10.8%	58.1%	29.4%	100.0%

Weighted average yield	4.0%	2.3%	2.3%	2.6%	2.2%	2.5%

Available-for-Sale
U.S. Treasury	$999	$—	$—	$—	$—	$999	$1,000	$996
U.S. Government agencies	156	26,642	5,460	23,331	—	55,589	54,587	54,547
Mortgage-backed securities	—	—	—	—	1,545,539	1,545,539	1,516,429	1,392,759
State and political subdivisions	3,015	14,521	20,179	977,904	—	1,015,619	1,078,708	858,182
Other securities	—	65,776	169,026	—	226	235,028	234,978	222,942
Total	$4,170	$106,939	$194,665	$1,001,235	$1,545,765	$2,852,774	$2,885,702	$2,529,426

Percentage of total	0.2%	3.7%	6.8%	35.1%	54.2%	100.0%

Weighted average yield	3.1%	5.1%	4.1%	2.9%	2.6%	2.9%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 222 financial centers as of December 31, 2024. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of December 31, 2024, core deposits comprised 77.8% of our total deposits.

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

Our total deposits as of December 31, 2024, were $21.89 billion, a decrease of $359.2 million from December 31, 2023. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.44 billion at December 31, 2024, compared to $15.80 billion at December 31, 2023, a decrease of $355.8 million. Total time deposits were relatively flat over the period and totaled $6.44 billion at December 31, 2024 as compared to $6.45 billion at December 31, 2023. We had $3.30 billion and $2.90 billion of brokered deposits at December 31, 2024, and December 31, 2023, respectively. Our uninsured deposits as of December 31, 2024 and 2023 were $4.63 billion and $4.75 billion, respectively.

We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2024.

Table 14: Average Deposit Balances and Rates

	December 31,
	2024		2023		2022
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$4,576,022	—%	$5,201,384	—%	$5,827,160	—%
Interest bearing transaction and savings deposits	10,974,529	2.81%	11,033,263	2.17%	12,253,164	0.51%
Time deposits	6,411,888	4.55%	6,038,640	3.87%	3,094,747	1.16%
Total	$21,962,439	2.73%	$22,273,287	2.12%	$21,175,071	0.47%

Our maturities of time deposits not covered by deposit insurance at December 31, 2024 are presented in Table 15.

Table 15: Maturities of Time Deposits Not Covered by Deposit Insurance

	December 31, 2024
(In thousands)	Balance	Percent
Maturing
Three months or less	$663,324	66.7%
Over 3 months to 6 months	181,629	18.3%
Over 6 months to 12 months	128,210	12.9%
Over 12 months	21,063	2.1%
Total	$994,226	100.0%

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $37.1 million at December 31, 2024, as compared to $68.0 million at December 31, 2023.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, brokered deposits, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $1.11 billion and $1.34 billion at December 31, 2024 and 2023, respectively. The outstanding balance for December 31, 2024 includes $727.9 million in FHLB advances; $366.3 million in subordinated notes and unamortized debt issuance costs; and $17.4 million of other long-term debt. FHLB advances outstanding at December 31, 2024, which decreased as compared to December 31, 2023 due to a reduced reliance on wholesale funding, are primarily whole loan advances, which are due less than one year from origination and therefore are classified as short-term advances.

A summary of information related to our FHLB short-term advances, consisting of primarily whole loan advances, is presented in Table 16.

Table 16: Short-Term Borrowings

	December 31,
(Dollars in thousands)	2024	2023	2022
Amount outstanding at year-end	$725,000	$950,000	$835,000
Weighted-average interest rate at year-end	4.42%	5.40%	4.20%
Maximum amount outstanding at any month-end during the year	$1,400,000	$1,350,000	$1,300,000
Average amount outstanding during the year	$1,024,426	$1,149,387	$1,124,314
Weighted-average interest rate for the year	5.31%	5.20%	2.08%

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

Aggregate annual maturities of long-term debt at December 31, 2024 are presented in Table 17.

Table 17: Maturities of Long-Term Debt

Annual Maturities
Year	(In thousands)
2025	$1,822
2026	1,824
2027	1,919
2028	332,792
2029	10,190
Thereafter	38,118
Total	$386,665

Capital

Overview

At December 31, 2024, total capital was $3.53 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At December 31, 2024, our common equity to asset ratio was 13.13% compared to 12.53% at year-end 2023.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of December 31, 2024, there were no shares of preferred stock issued or outstanding.

On May 17, 2024, we filed a shelf registration with the SEC. The shelf registration statement provides increased flexibility and more efficient access to raise capital from time to time through the sale of common stock, preferred stock, debt securities, depository shares, warrants, purchase contracts, subscription rights, units or a combination thereof, subject to market conditions. Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that we are required to file with the SEC at the time of the specific offering.

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

During 2024, no shares were repurchased under the 2024 Program. During 2023, we repurchased 2,257,049 shares at an average price of $17.72 per share under the 2022 Program.

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

Cash Dividends

We declared cash dividends on our common stock of $0.84 per share for the twelve months ended December 31, 2024, compared to $0.80 per share for the twelve months ended December 31, 2023, an increase of $0.04, or 5%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

Parent Company Liquidity

The primary liquidity needs of Simmons First National Corporation (the Parent Company) are the payment of dividends to shareholders, the funding of debt obligations and cash needs for acquisitions. The primary sources for meeting these liquidity needs are the current cash on hand at the parent company and the future dividends received from Simmons Bank. Payment of dividends by Simmons Bank is subject to various regulatory limitations and, in certain instances, regulatory approval requirements. The Company continually assesses its capital and liquidity needs and the best way to meet them, including, without limitation, through capital raising in the market via stock or debt offerings. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for additional information regarding the parent company’s liquidity, which is incorporated herein by reference.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2024, we met all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2024 and 2023 are presented in Table 18 below:

Table 18: Risk-Based Capital

	December 31,
(Dollars in thousands)	2024	2023
Tier 1 capital:
Stockholders’ equity	$3,528,872	$3,426,488
CECL transition provision	30,873	61,746
Goodwill and other intangible assets	(1,385,128)	(1,398,810)
Unrealized loss on available-for-sale securities, net of income taxes	360,910	404,375
Total Tier 1 capital	2,535,527	2,493,799
Tier 2 capital:
Subordinated notes and debentures	366,293	366,141
Subordinated debt phase out	(132,000)	(66,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	222,313	170,977
Total Tier 2 capital	456,606	471,118
Total risk-based capital	$2,992,133	$2,964,917

Risk weighted assets	$20,473,960	$20,599,238

Assets for leverage ratio	$26,037,459	$26,552,988

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	12.38%	12.11%
Tier 1 leverage ratio	9.74%	9.39%
Tier 1 risk-based capital ratio	12.38%	12.11%
Total risk-based capital ratio	14.61%	14.39%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Prior to December 31, 2017, Tier 1 capital included common equity Tier 1 capital and certain additional Tier 1 items as provided under the Basel III Capital Rules. Qualifying subordinated debt of $234.3 million is included as Tier 2 and total capital of the Company as of December 31, 2024.

Liquidity

In the normal course of business we have entered into a number of contractual obligations and have made commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2024. Examples of these commitments include but are not limited to long-term debt financing (Note 11, Other Borrowings and Subordinated Debentures), operating lease obligations (Note, 5, Right-of-Use Lease Assets and Lease Liabilities), time deposits with stated maturity dates (Note 8, Time Deposits), and unfunded loan commitments and letters of credit (Note 18, Commitments and Credit Risk).

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of adjusted earnings (net income excluding certain items {early retirement program costs, loss from early retirement of TruPS, gain on sale of intellectual property, gain on insurance settlement, donation to Simmons First Foundation, merger related costs, FDIC special assessment, loss on sale of securities, termination of vendor and software services, net branch right sizing costs, Day 2 CECL Provision and tax effect}) (non-GAAP) and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per common share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), adjusted noninterest expense (non-GAAP), adjusted salaries and employee benefits expense (non-GAAP), adjusted deposit insurance expense (non-GAAP), uninsured, non-collateralized deposits (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The Company has updated its calculation of certain non-GAAP financial measures to exclude the impact of gains or losses on the sale of AFS investment securities in light of the impact of the Company’s strategic AFS investment securities transactions during the fourth quarter of 2023 and has presented past periods on a comparable basis.

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

We have $1.42 billion and $1.43 billion total goodwill and other intangible assets for the periods ended December 31, 2024 and 2023, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per common share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

We believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis that is applied by management and the Board of Directors.

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

During 2024, adjusted items primarily consisted of net branch right sizing costs of $2.7 million, mainly due to branch closures across our footprint during the year, and a $28.4 million loss on sale of securities due to the strategic sale of AFS securities during the year. We also recorded an additional $1.8 million related to a FDIC special assessment levied to support the Deposit Insurance Fund following the failure of certain banks in 2023. The net after-tax impact of all adjusted items on net income was $25.2 million, or a $0.20 impact on diluted earnings per share.

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

See Table 19 below for the reconciliation of adjusted earnings, which exclude certain items for the periods presented.

Table 19: Reconciliation of Adjusted Earnings (non-GAAP)

(In thousands, except per share data)	2024	2023	2022
Net income available to common stockholders	$152,693	$175,057	$256,412
Certain items:
Termination of vendor and software services	602	—	—
Loss from early retirement of TruPS	—	—	365
Gain on sale of intellectual property	—	—	(750)
Gain on insurance settlement	—	—	(4,074)
FDIC special assessment	1,832	10,521	—
Donation to Simmons First Foundation	—	—	1,738
Merger related costs	—	1,420	22,476
Early retirement program	536	6,198	—
Loss on sale of securities	28,393	20,609	278
Branch right sizing, net	2,746	5,467	3,628
Day 2 CECL Provision	—	—	33,779
Tax effect (1)	(8,915)	(11,556)	(15,012)
Certain items, net of tax	25,194	32,659	42,428
Adjusted earnings (non-GAAP)	$177,887	$207,716	$298,840

Diluted earnings per share	$1.21	$1.38	$2.06
Certain items:
Termination of vendor and software services	—	—	—
Loss from early retirement of TruPS	—	—	—
Gain on sale of intellectual property	—	—	(0.01)
Gain on insurance settlement	—	—	(0.03)
FDIC special assessment	0.02	0.08	—
Donation to Simmons First Foundation	—	—	0.01
Merger related costs	—	0.01	0.18
Early retirement program	—	0.05	—
Loss on sale of securities	0.23	0.17	—
Branch right sizing, net	0.02	0.04	0.03
Day 2 CECL Provision	—	—	0.28
Tax effect (1)	(0.07)	(0.09)	(0.12)
Certain items, net of tax	0.20	0.26	0.34
Adjusted diluted earnings per share (non-GAAP)	$1.41	$1.64	$2.40
_________________________
(1)    Effective tax rate of 26.135%.

See Table 20 below for the reconciliations of adjusted noninterest income, adjusted noninterest expense, adjusted salaries and employee benefits expense and adjusted deposit insurance expense for the periods presented.

Table 20: Reconciliations of Adjusted Noninterest Income (non-GAAP), Adjusted Noninterest Expense (non-GAAP), Adjusted Salaries and Employee Benefits Expense (non-GAAP) and Adjusted Deposit Insurance Expense (non-GAAP)

(In thousands)	2024	2023	2022
Noninterest income	$147,171	$155,566	$170,066
Certain items:
Gain on insurance settlement	—	—	(4,074)
Loss from early retirement of TruPS	—	—	365
Gain on sale of intellectual property	—	—	(750)
Loss on sale of securities	28,393	20,609	278
Branch right sizing	—	—	153
Total certain items	28,393	20,609	(4,028)
Adjusted noninterest income (non-GAAP)	$175,564	$176,175	$166,038

Noninterest expense	$557,543	$563,061	$566,748
Certain items:
Termination of vendor and software services	(602)	—	—
Merger related costs	—	(1,420)	(22,476)
Donation to Simmons First Foundation	—	—	(1,738)
Early retirement program	(536)	(6,198)	—
FDIC special assessment	(1,832)	(10,521)	—
Branch right sizing	(2,746)	(5,467)	(3,475)
Total certain items	(5,716)	(23,606)	(27,689)
Adjusted noninterest expense (non-GAAP)	$551,827	$539,455	$539,059

Salaries and employee benefits expense	$284,124	$286,117	$286,982
Early retirement program costs	(536)	(6,198)	—
Other	—	2	—
Adjusted salaries and employee benefits expense (non-GAAP)	$283,588	$279,921	$286,982

Deposit insurance expense	$23,938	$29,986	$11,608
FDIC special assessment	(1,832)	(10,521)	—
Adjusted deposit insurance expense (non-GAAP)	$22,106	$19,465	$11,608

See Table 21 below for the reconciliation of tangible book value per common share.

Table 21: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

(In thousands, except per share data)	2024	2023	2022
Total common stockholders’ equity	$3,528,872	$3,426,488	$3,269,362
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)	(1,319,598)
Other intangible assets	(97,242)	(112,645)	(128,951)
Total intangibles	(1,418,041)	(1,433,444)	(1,448,549)
Tangible common stockholders’ equity	$2,110,831	$1,993,044	$1,820,813
Shares of common stock outstanding	125,651,540	125,184,119	127,046,654

Book value per common share	$28.08	$27.37	$25.73

Tangible book value per common share (non-GAAP)	$16.80	$15.92	$14.33

See Table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2024	2023	2022
Total common stockholders’ equity	$3,528,872	$3,426,488	$3,269,362
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)	(1,319,598)
Other intangible assets	(97,242)	(112,645)	(128,951)
Total intangibles	(1,418,041)	(1,433,444)	(1,448,549)
Tangible common stockholders’ equity	$2,110,831	$1,993,044	$1,820,813

Total assets	$26,876,049	$27,345,674	$27,461,061
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)	(1,319,598)
Other intangible assets	(97,242)	(112,645)	(128,951)
Total intangibles	(1,418,041)	(1,433,444)	(1,448,549)
Tangible assets	$25,458,008	$25,912,230	$26,012,512

Ratio of common equity to assets	13.13%	12.53%	11.91%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.29%	7.69%	7.00%

See Table 23 below for the reconciliation of uninsured, non-collateralized deposits and the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 23: Reconciliation of Uninsured, Non-Collateralized Deposits and the Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

(In thousands)	2024	2023	2022
Uninsured deposits at Simmons Bank	$8,467,291	$8,328,444	$8,913,990
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,790,339	2,846,716	2,759,248
Less: Intercompany eliminations	1,045,734	728,480	529,042
Total uninsured, non-collateralized deposits	$4,631,218	$4,753,248	$5,625,700

FHLB borrowing availability	$4,716,000	$5,401,000	$5,442,000
Unpledged securities	4,103,000	3,817,000	3,180,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	2,081,000	1,998,000	1,982,000
Additional liquidity sources	$10,900,000	$11,216,000	$10,604,000

Uninsured, non-collateralized deposit coverage ratio	2.4x	2.4x	1.9x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2024, undivided profits of Simmons Bank were approximately $550.4 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of December 31, 2024, the Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $4.72 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 41.0% of the investment portfolio is classified as available-for-sale, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

Sixth, we have a network of downstream correspondent banks from which we can access debt to meet liquidity needs.

Finally, we have the ability to access funds through the Federal Reserve Bank Discount Window.

We believe these various sources of available liquidity are sufficient for short-term, intermediate-term and long-term liquidity.

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

As of December 31, 2024, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.70% and 3.78%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in positive variances in net interest income of 0.89% and 1.81%, respectively, relative to the base case over the next 12 months. These results reflect a liability-sensitive balance sheet and are consistent with the Company’s shift toward short-term funding combined with relatively little change in the mix of interest-earning assets. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at December 31, 2024.

Table 24: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(3.78)%
Up 100 basis points	(1.70)%
Down 100 basis points	0.89%
Down 200 basis points	1.81%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective based on the specified criteria.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 27, 2025, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Reporting on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Forvis Mazars, LLP
/s/ Forvis Mazars, LLP
Little Rock, Arkansas
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (“financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $17.01 billion as of December 31, 2024 and the allowance for credit losses on loans was $235.0 million. As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, for loans receivable, the Allowance for Credit Loss (ACL) is a contra-asset valuation account, calculated in accordance with Topic 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.

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

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to management’s identification and measurement of the qualitative factor adjustments being highly judgmental.

The primary procedures we performed as of December 31, 2024 to address this critical audit matter included:

•Obtained an understanding of the Company’s process for establishing the qualitative adjustment.
•Evaluated and tested the design and operating effectiveness of controls over the establishment of qualitative factors.
•Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions.
•Evaluated credit quality trends in delinquencies, non-accruals and charge-offs.

Goodwill

As reflected in the Company’s consolidated financial statements at December 31, 2024, the Company’s goodwill was $1.32 billion. As disclosed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.

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

Forvis Mazars, LLP
/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 1972.

Little Rock, Arkansas
February 27, 2025

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2024 and 2023

(In thousands, except share data)	2024	2023

ASSETS
Cash and noninterest bearing balances due from banks	$429,705	$345,258
Interest bearing balances due from banks and federal funds sold	257,672	268,834
Cash and cash equivalents	687,377	614,092
Interest bearing balances due from banks – time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at December 31, 2024 and 2023	3,636,636	3,726,288
Available-for-sale, at estimated fair value (amortized cost of $2,852,774 and $3,509,709 at December 31, 2024 and 2023, respectively)	2,529,426	3,152,153
Total investments	6,166,062	6,878,441
Mortgage loans held for sale	11,417	9,373
Loans	17,005,937	16,845,670
Allowance for credit losses on loans	(235,019)	(225,231)
Net loans	16,770,918	16,620,439
Premises and equipment	585,431	570,678
Foreclosed assets and other real estate owned	9,270	4,073
Interest receivable	123,243	122,430
Bank owned life insurance	531,805	500,559
Goodwill	1,320,799	1,320,799
Other intangible assets	97,242	112,645
Other assets	572,385	592,045
Total assets	$26,876,049	$27,345,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,460,517	$4,800,880
Interest bearing transaction accounts and savings deposits	10,982,022	10,997,425
Time deposits	6,443,211	6,446,673
Total deposits	21,885,750	22,244,978
Federal funds purchased and securities sold under agreements to repurchase	37,109	67,969
Other borrowings	745,372	972,366
Subordinated notes and debentures	366,293	366,141
Accrued interest and other liabilities	312,653	267,732
Total liabilities	23,347,177	23,919,186

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at December 31, 2024 and 2023; 125,651,540 and 125,184,119 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,257	1,252
Surplus	2,511,590	2,499,930
Undivided profits	1,376,935	1,329,681
Accumulated other comprehensive loss	(360,910)	(404,375)
Total stockholders’ equity	3,528,872	3,426,488
Total liabilities and stockholders’ equity	$26,876,049	$27,345,674
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Years Ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)	2024	2023	2022

INTEREST INCOME
Loans, including fees	$1,083,093	$989,196	$694,192
Interest bearing balances due from banks and federal funds sold	11,808	13,490	5,500
Investment securities	216,433	206,918	158,203
Mortgage loans held for sale	731	557	720
Other loans held for sale	—	—	3,120
TOTAL INTEREST INCOME	1,312,065	1,210,161	861,735

INTEREST EXPENSE
Deposits	600,240	472,919	99,049
Federal funds purchased and securities sold under agreements to repurchase	602	1,150	941
Other borrowings	55,127	60,517	24,934
Subordinated notes and debentures	27,631	25,449	19,495
TOTAL INTEREST EXPENSE	683,600	560,035	144,419

NET INTEREST INCOME	628,465	650,126	717,316
Provision for credit losses	46,785	42,028	14,074

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	581,680	608,098	703,242

NONINTEREST INCOME
Service charges on deposit accounts	49,898	50,530	46,527
Debit and credit card fees	32,875	31,472	31,203
Wealth management fees	32,806	30,203	31,895
Mortgage lending income	8,077	7,733	10,522
Bank owned life insurance income	15,227	11,717	11,146
Other service charges and fees	9,188	9,122	7,616
Loss on sale of securities, net	(28,393)	(20,609)	(278)
Gain on insurance settlement	—	—	4,074
Other income	27,493	35,398	27,361
TOTAL NONINTEREST INCOME	147,171	155,566	170,066

NONINTEREST EXPENSE
Salaries and employee benefits	284,124	286,117	286,982
Occupancy expense, net	48,214	46,741	44,321
Furniture and equipment expense	22,047	20,741	20,665
Other real estate and foreclosure expense	700	892	1,003
Deposit insurance	23,938	29,986	11,608
Merger related costs	—	1,420	22,476
Other operating expenses	178,520	177,164	179,693
TOTAL NONINTEREST EXPENSE	557,543	563,061	566,748

INCOME BEFORE INCOME TAXES	171,308	200,603	306,560
Provision for income taxes	18,615	25,546	50,148

NET INCOME	$152,693	$175,057	$256,412
BASIC EARNINGS PER SHARE	$1.22	$1.39	$2.07
DILUTED EARNINGS PER SHARE	$1.21	$1.38	$2.06

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022

NET INCOME	$152,693	$175,057	$256,412

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	7,475	108,612	(593,010)
Less: Reclassification adjustment for realized losses included in net income	(28,393)	(20,609)	(278)
Less: Realized gains (losses) on available-for-sale securities interest rate hedges	834	1,960	(98,374)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity during the period	—	—	(206,682)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(23,810)	(25,971)	(14,632)
Other comprehensive income (loss), before tax effect	58,844	153,232	(686,408)

Less: Tax effect of other comprehensive income (loss)	15,379	40,047	(179,393)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	43,465	113,185	(507,015)

COMPREHENSIVE INCOME (LOSS)	$196,158	$288,242	$(250,603)

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$152,693	$175,057	$256,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,116	47,877	48,962
Provision for credit losses	46,785	42,028	14,074
Loss on sale of investments	28,393	20,609	278
Net amortization (accretion) of investment securities and assets	16,605	14,982	(39,031)
Net amortization on borrowings	152	152	313
Stock-based compensation expense	11,290	12,189	15,317
Gain on sale of foreclosed assets and other real estate owned	(928)	(182)	(390)
Gain on sale of mortgage loans held for sale	(8,302)	(7,981)	(16,699)
Loss (gain) on sale of loans	234	—	(282)
Deferred income taxes	(3,233)	(2,460)	14,933
Income from bank owned life insurance	(15,578)	(12,905)	(11,164)
Loss from early retirement of TruPS	—	—	365
Originations of mortgage loans held for sale	(277,450)	(262,901)	(497,815)
Proceeds from sale of mortgage loans held for sale	283,708	264,995	547,384
Changes in assets and liabilities:
Interest receivable	(813)	(19,538)	(22,107)
Other assets	101,288	263,969	(7,214)
Accrued interest and other liabilities	53,195	(3,908)	10,417
Income taxes payable	(8,231)	8,996	8,445
Net cash provided by operating activities	425,924	540,979	322,198
INVESTING ACTIVITIES
Net change in loans	(214,188)	(786,775)	(1,900,325)
Proceeds from sale of loans	13,044	69,760	73,746
Decrease in due from banks - time	—	695	1,087
Purchases of premises and equipment, net	(45,509)	(33,086)	(35,268)
Proceeds from sale of foreclosed assets and other real estate owned	5,428	2,071	4,754
Proceeds from sale of available-for-sale securities	251,517	247,948	—
Proceeds from maturities of available-for-sale securities	300,466	302,802	1,137,923
Purchases of available-for-sale securities	(7,071)	(7,518)	(261,375)
Proceeds from maturities of held-to-maturity securities	81,488	85,192	86,229
Purchases of held-to-maturity securities	—	(68,368)	(331,273)
Proceeds from bank owned life insurance death benefits	1,376	3,686	1,873
Purchases of bank owned life insurance	(24,528)	—	—
Surrender of bank owned life insurance	7,484	—	—
Cash received in business combinations, net	—	—	276,396
Net cash provided by (used in) investing activities	369,507	(183,593)	(946,233)
FINANCING ACTIVITIES
Net change in deposits	(359,228)	(302,747)	462,530
Proceeds from issuance of other borrowed funds	3,375,000	3,725,000	1,160,000
Repayments of other borrowed funds	(3,601,994)	(3,611,930)	(1,676,726)
Repayments of subordinated debentures	—	—	(56,189)
Dividends paid on common stock	(105,439)	(100,962)	(94,096)
Net change in federal funds purchased and securities sold under agreements to repurchase	(30,860)	(92,434)	(25,000)
Net shares cancelled under stock compensation plans	(595)	(2,854)	(5,033)
Shares issued under employee stock purchase plan	970	833	1,151
Repurchase of common stock	—	(40,322)	(111,133)
Net cash used in financing activities	(722,146)	(425,416)	(344,496)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,285	(68,030)	(968,531)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	614,092	682,122	1,650,653
CASH AND CASH EQUIVALENTS, END OF YEAR	$687,377	$614,092	$682,122

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2021	$1,127	$2,164,989	$(10,545)	$1,093,270	$3,248,841

Comprehensive income	—	—	(507,015)	256,412	(250,603)
Stock issued for employee stock purchase plan – 59,475 shares	1	1,150	—	—	1,151
Stock-based compensation plans, net – 429,423 shares	3	10,281	—	—	10,284
Stock issued for Spirit acquisition - 18,275,074 shares	183	464,735	—	—	464,918
Stock repurchases - 4,432,762 shares	(44)	(111,089)	—	—	(111,133)
Dividends on common stock – $0.76 per share	—	—	—	(94,096)	(94,096)

Balance, December 31, 2022	1,270	2,530,066	(517,560)	1,255,586	3,269,362

Comprehensive income	—	—	113,185	175,057	288,242
Stock issued for employee stock purchase plan - 42,510 shares	—	833	—	—	833
Stock-based compensation plans, net - 352,004 shares	5	9,330	—	—	9,335
Stock repurchases - 2,257,049 shares	(23)	(40,299)	—	—	(40,322)
Dividends on common stock - $0.80 per share	—	—	—	(100,962)	(100,962)

Balance, December 31, 2023	1,252	2,499,930	(404,375)	1,329,681	3,426,488

Comprehensive income	—	—	43,465	152,693	196,158
Stock issued for employee stock purchase plan - 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net - 414,435 shares	5	10,690	—	—	10,695
Dividends on common stock – $0.84 per share	—	—	—	(105,439)	(105,439)

Balance, December 31, 2024	$1,257	$2,511,590	$(360,910)	$1,376,935	$3,528,872
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 222 financial centers as of December 31, 2024, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The Company also considers its wealth group, which provides trust and investment services, as well as insurance services, to be operating segments. Information on these segments is not reported separately since they do not meet the quantitative thresholds under Accounting Standards Codification (“ASC”) Topic 280-10-50-12, and, as a result, are reported within “Other” in the following tables.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM evaluates the performance of the Company’s reportable operating segments using net interest income and net income. The CODM analyzes on the spread between interest revenue and interest expense (net interest income) to assess performance and to allocate operating and capital resources. Therefore, interest revenue is presented net of interest expense. Additionally, the CODM reviews budgeted net income versus actual net income of the Company to allocate resources to meet the Company’s strategic objectives.

The following table provides a summary of the Company’s reportable operating segment results as of or for the years ended December 31, 2024, 2023 and 2022.

(In thousands)	Community and Commercial Banking	Other	Consolidated
December 31, 2024
Net interest income	$627,698	$767	$628,465
Noninterest income	109,701	37,470	147,171
Total net revenue	737,399	38,237	775,636
Noninterest expense:
Salaries and employee benefits	265,610	18,514	284,124
Occupancy expense, net	46,373	1,841	48,214
Furniture and equipment expense	22,045	2	22,047
Deposit insurance	23,938	—	23,938
Other operating expenses(1)	173,295	5,925	179,220
Total noninterest expense	531,261	26,282	557,543
Income before provision for credit losses and income taxes	206,138	11,955	218,093
Provision for credit losses	46,785	—	46,785
Income tax expense	18,530	85	18,615
Net income	$140,823	$11,870	$152,693

Assets as of December 31, 2024	$26,870,061	$5,988	$26,876,049

December 31, 2023
Net interest income	$650,928	$(802)	$650,126
Noninterest income	120,567	34,999	155,566
Total net revenue	771,495	34,197	805,692
Noninterest expense:
Salaries and employee benefits	268,300	17,817	286,117
Occupancy expense, net	46,712	29	46,741
Furniture and equipment expense	20,740	1	20,741
Deposit insurance	29,986	—	29,986
Other operating expenses(1)	173,480	5,996	179,476
Total noninterest expense	539,218	23,843	563,061
Income before provision for credit losses and income taxes	232,277	10,354	242,631
Provision for credit losses	42,028	—	42,028
Income tax expense	25,451	95	25,546
Net income	$164,798	$10,259	$175,057

Assets as of December 31, 2023	$27,338,690	$6,984	$27,345,674

(In thousands)	Community and Commercial Banking	Other	Consolidated
December 31, 2022
Net interest income	$717,316	$—	$717,316
Noninterest income	136,820	33,246	170,066
Total net revenue	854,136	33,246	887,382
Noninterest expense:
Salaries and employee benefits	268,817	18,165	286,982
Occupancy expense, net	44,296	25	44,321
Furniture and equipment expense	20,642	23	20,665
Deposit insurance	11,608	—	11,608
Other operating expenses(1)	196,875	6,297	203,172
Total noninterest expense	542,238	24,510	566,748
Income before provision for credit losses and income taxes	311,898	8,736	320,634
Provision for credit losses	14,074	—	14,074
Income tax expense	50,065	83	50,148
Net income	$247,759	$8,653	$256,412

Assets as of December 31, 2022	$27,453,130	$7,931	$27,461,061
 _________________________
(1)    Other operating expenses primarily include professional services, marketing, software and technology, amortization of intangibles and other general operating expenses.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and noninterest bearing balances due from banks, interest bearing balances due from banks and federal funds sold and securities purchased under agreements to resell. At December 31, 2024, nearly all of the interest-bearing and noninterest bearing deposits were uninsured with nearly all of these balances held at the Federal Reserve Bank.

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

The IRLCs are derivative instruments; their fair values at December 31, 2024 and 2023 were not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators. Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid. Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

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

Further information regarding accounting policies related to past due loans, non-accrual loans, and modifications to borrowers experiencing financial difficulty is presented in Note 4, Loans and Allowance for Credit Losses. Additionally, for discussion of the Company’s accounting for acquired loans, see Acquisition Accounting, Loans later in this section.

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

For further discussion of the Company’s acquisition and loan accounting, see Note 2, Acquisitions, and Note 4, Loans and Allowance for Credit Losses.

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

A description of performance obligations for each type of contract with customers is as follows:

Service charges on deposit accounts – The Company’s primary source of funding comes from deposit accounts with its customers. Customers pay certain fees to access their cash on deposit including, but not limited to, non-transactional fees such as account maintenance, dormancy or statement rendering fees, and certain transaction-based fees such as ATM, wire transfer, overdraft or returned check fees. The Company generally satisfies its performance obligations as services are rendered. The transaction prices are fixed, and are charged either on a periodic basis or based on activity

Debit and credit card fees – These represent debit and credit card interchange fees, along with credit card fee income. The Company generally satisfies its performance obligations related to interchange and merchant fees as services are rendered. Periodic credit card fees, net of direct origination costs, are recognized as revenue on a straight-line basis over the period the fee entitles the cardholder to use the card.

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

The computation of per share earnings is as follows:

(In thousands, except per share data)	2024	2023	2022
Net income available to common stockholders	$152,693	$175,057	$256,412

Average common shares outstanding	125,489	126,338	123,958
Average potential dilutive common shares	627	438	512
Average diluted common shares	126,116	126,776	124,470

Basic earnings per share	$1.22	$1.39	$2.07
Diluted earnings per share	$1.21	$1.38	$2.06

There were 322,750 and 410,490 stock options excluded from the years ended December 31, 2024 and 2023 earnings per share calculations, respectively, due to the related stock option exercise price exceeding the average market price of the Company’s stock. There were no stock options excluded from the earnings per share calculation for the year ended December 31, 2022 due to the related stock option exercise price exceeding the average market price of the Company’s stock.

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

Summary of Unaudited Pro forma Information

The unaudited pro forma information below for the year ended December 31, 2022 gives effect to the Spirit acquisition as if the acquisition had occurred on January 1, 2022. Pro forma earnings for the year ended December 31, 2022 were adjusted to exclude $18.7 million of acquisition-related costs, net of tax, incurred by the Company during 2022. The pro forma financial information is not necessarily indicative of the results of operations if the acquisition had been effective as of this date.

(In thousands, except per share data)	2022
Revenue(1)	$912,631
Net income	$264,522
Diluted earnings per share	$2.04
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

There were no acquisition-related costs recorded during the year ended 2024, while there were $1.4 million and $22.5 million of total acquisition-related costs recorded during the years ended 2023 and 2022, respectively.

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

Core deposit intangible – This intangible asset represents the value of the relationships that the acquired bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits. Any core deposit intangible established prior to the acquisitions, if applicable, was written off.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of December 31, 2024, the related remaining combined net unrealized losses of $108.1 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2024
U.S. Government agencies	$455,869	$—	$455,869	$—	$(95,961)	$359,908
Mortgage-backed securities	1,070,032	—	1,070,032	212	(133,746)	936,498
State and political subdivisions	1,857,373	(196)	1,857,177	20	(436,061)	1,421,136
Other securities	256,576	(3,018)	253,558	—	(21,149)	232,409
Total HTM	$3,639,850	$(3,214)	$3,636,636	$232	$(686,917)	$2,949,951

December 31, 2023
U.S. Government agencies	$453,121	$—	$453,121	$—	$(89,203)	$363,918
Mortgage-backed securities	1,161,694	—	1,161,694	354	(107,834)	1,054,214
State and political subdivisions	1,858,680	(2,006)	1,856,674	284	(369,509)	1,487,449
Other securities	256,007	(1,208)	254,799	—	(25,010)	229,789
Total HTM	$3,729,502	$(3,214)	$3,726,288	$638	$(591,556)	$3,135,370

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2024, HTM MBS consisted of $136.0 million and $934.1 million of commercial MBS and residential MBS, respectively. As of December 31, 2023, HTM MBS consisted of $141.6 million and $1.02 billion of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2024
U.S. Treasury	$999	$—	$—	$(3)	$996
U.S. Government agencies	55,589	—	5	(1,047)	54,547
Mortgage-backed securities	1,545,539	—	4	(152,784)	1,392,759
State and political subdivisions	1,015,619	—	132	(157,569)	858,182
Other securities	235,028	—	166	(12,252)	222,942
Total AFS	$2,852,774	$—	$307	$(323,655)	$2,529,426

December 31, 2023
U.S. Treasury	$2,285	$—	$—	$(31)	$2,254
U.S. Government agencies	74,460	—	35	(1,993)	72,502
Mortgage-backed securities	2,138,652	—	8	(198,353)	1,940,307
State and political subdivisions	1,035,147	—	187	(132,541)	902,793
Other securities	259,165	—	—	(24,868)	234,297
Total AFS	$3,509,709	$—	$230	$(357,786)	$3,152,153

All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2024, AFS MBS consisted of $517.2 million and $875.5 million of commercial MBS and residential MBS, respectively. As of December 31, 2023, AFS MBS consisted of $710.1 million and $1.23 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at December 31, 2024 was $20.3 million and $24.1 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following tables summarize the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of the years ended December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
December 31, 2024
U.S. Treasury	$—	$—	$996	$(3)	$996	$(3)
U.S. Government agencies	717	(7)	51,186	(1,040)	51,903	(1,047)
Mortgage-backed securities	7,480	(189)	1,384,532	(152,595)	1,392,012	(152,784)
State and political subdivisions	16,843	(195)	829,754	(157,374)	846,597	(157,569)
Other securities	12,912	(20)	162,803	(12,232)	175,715	(12,252)
Total AFS	$37,952	$(411)	$2,429,271	$(323,244)	$2,467,223	$(323,655)

December 31, 2023
U.S. Treasury	$—	$—	$2,254	$(31)	$2,254	$(31)
U.S. Government agencies	8,614	(39)	59,732	(1,954)	68,346	(1,993)
Mortgage-backed securities	9,182	(135)	1,930,105	(198,218)	1,939,287	(198,353)
State and political subdivisions	3,050	(163)	869,379	(132,378)	872,429	(132,541)
Other securities	11,016	(2,654)	223,025	(22,214)	234,041	(24,868)
Total AFS	$31,862	$(2,991)	$3,084,495	$(354,795)	$3,116,357	$(357,786)

As of December 31, 2024, the Company’s investment portfolio included $2.53 billion of AFS securities, of which $2.47 billion, or 97.5%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Furthermore, the decline in fair value for each of the above AFS securities is attributable to the rates for those investments yielding less than current market rates. Management does not believe any of the securities are impaired due to reasons of credit quality. Management believes the declines in fair value for the securities are temporary. As of December 31, 2024, management does not have the immediate intent to sell the securities, and management believes the accounting standard of “more likely than not” has not been met regarding whether the Company would be required to sell any of the AFS securities before recovery of amortized cost.

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

The following table details activity in the allowance for credit losses by investment security type for the years ended December 31, 2024 and 2023 on the Company’s HTM and AFS securities held.

(In thousands)	State and Political Subdivisions	Other Securities	Total
December 31, 2024
Held-to-maturity
Beginning balance, January 1, 2024	$2,006	$1,208	$3,214
Provision for credit loss expense	—	—	—
Net (decrease) increase in allowance on previously impaired securities	(1,810)	1,810	—
Ending balance, December 31, 2024	$196	$3,018	$3,214

December 31, 2023
Held-to-maturity
Beginning balance, January 1, 2023	$110	$1,278	$1,388
Provision for credit loss expense	824	1,002	1,826
Net increase (decrease) in allowance on previously impaired securities	1,072	(1,072)	—
Ending balance, December 31, 2023	$2,006	$1,208	$3,214

Available-for-sale
Beginning balance, January 1, 2023	$—	$—	$—
Provision for credit loss expense	—	12,800	12,800
Reduction due to sales	—	(2,078)	(2,078)
Securities charged-off	—	(7,000)	(7,000)
Net decrease in allowance on previously impaired securities	—	(3,722)	(3,722)
Ending balance, December 31, 2023	$—	$—	$—

Based upon the Company’s analysis of the underlying risk characteristics of its HTM and AFS portfolios, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s securities portfolios recorded for the year ended December 31, 2024. The Company recorded a provision for credit losses related to AFS securities of $12.8 million for the year ended December 31, 2023. During the same period, the provision for credit loss expense on AFS securities was reduced by $3.7 million related to previously impaired securities. Additionally, during the year ended December 31, 2023, the Company charged-off $7.0 million directly related to one corporate bond which was deemed uncollectible in the period.

The following table summarizes bond ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2024:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$182,920	$300,196	$—	$483,116	$—
Aa/AA	627,680	526,027	—	1,153,707	—
A	38,673	161,904	—	200,577	108,527
Baa/BBB	—	4,386	—	4,386	148,049
Not Rated	15,587	—	—	15,587	—
Total	$864,860	$992,513	$—	$1,857,373	$256,576

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
Income earned on securities for the years ended December 31, 2024, 2023 and 2022, is as follows:

(In thousands)	2024	2023	2022
Taxable:
Held-to-maturity	$42,848	$44,093	$33,778
Available-for-sale	110,565	99,085	60,659

Non-taxable:
Held-to-maturity	40,371	40,612	36,516
Available-for-sale	22,649	23,128	27,250
Total	$216,433	$206,918	$158,203

The amortized cost and estimated fair value by maturity of securities are shown in the following table as of December 31, 2024. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,906	$1,904	$4,170	$4,148
After one through five years	58,191	54,579	106,939	106,602
After five through ten years	393,485	345,000	194,665	181,393
After ten years	2,116,236	1,611,970	1,001,235	844,298
Securities not due on a single maturity date	1,070,032	936,498	1,545,539	1,392,759
Other securities (no maturity)	—	—	226	226
Total	$3,639,850	$2,949,951	$2,852,774	$2,529,426

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.36 billion at December 31, 2024 and $3.32 billion at December 31, 2023.

There were no gross realized gains and $28.4 million gross realized losses from the sale of securities during the twelve months ended December 31, 2024, as the Company sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during the year. There were no gross realized gains and approximately $20.6 million of gross realized losses from the sale of securities during the year ended December 31, 2023. The Company sold approximately $247.9 million of investment securities during 2023 related to a strategic decision to sell low yielding securities and use the proceeds to pay off higher rate wholesale fundings, including both brokered deposits and FHLB advances. There were approximately $46,000 of gross realized gains and $324,000 of gross realized losses from the call of securities during the year ended December 31, 2022. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2024, 2023 and 2022.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 20, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 4: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At December 31, 2024, the Company’s loan portfolio was $17.01 billion, compared to $16.85 billion at December 31, 2023. The various categories of loans are summarized as follows:

(In thousands)	2024	2023
Consumer:
Credit cards	$181,675	$191,204
Other consumer	127,319	127,462
Total consumer	308,994	318,666
Real estate:
Construction and development	2,789,249	3,144,220
Single family residential	2,689,946	2,641,556
Other commercial	7,912,336	7,552,410
Total real estate	13,391,531	13,338,186
Commercial:
Commercial	2,434,175	2,490,176
Agricultural	261,154	232,710
Total commercial	2,695,329	2,722,886
Other	610,083	465,932
Total loans	$17,005,937	$16,845,670

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $7.2 million and $13.2 million at December 31, 2024 and 2023, respectively, and (ii) deferred origination costs and fees of $9.6 million and $6.5 million at December 31, 2024 and 2023, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $78.8 million and $77.1 million at December 31, 2024 and 2023, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans - The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of December 31, 2024 and 2023, the total outstanding balance of PPP loans was $1.6 million and $4.8 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

(In thousands)	2024	2023
Consumer:
Credit cards	$565	$487
Other consumer	678	589
Total consumer	1,243	1,076
Real estate:
Construction and development	10,681	2,457
Single family residential	33,972	27,209
Other commercial	28,524	11,960
Total real estate	73,177	41,626
Commercial:
Commercial	35,161	39,886
Agricultural	570	734
Total commercial	35,731	40,620
Other	3	3
Total	$110,154	$83,325

As of December 31, 2024 and 2023, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $1.7 million and $3.2 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2024
Consumer:
Credit cards	$1,824	$635	$2,459	$179,216	$181,675	$529
Other consumer	1,752	381	2,133	125,186	127,319	—
Total consumer	3,576	1,016	4,592	304,402	308,994	529
Real estate:
Construction and development	332	10,530	10,862	2,778,387	2,789,249	—
Single family residential	34,651	16,013	50,664	2,639,282	2,689,946	—
Other commercial	5,433	26,973	32,406	7,879,930	7,912,336	—
Total real estate	40,416	53,516	93,932	13,297,599	13,391,531	—
Commercial:
Commercial	3,535	27,059	30,594	2,403,581	2,434,175	74
Agricultural	393	104	497	260,657	261,154	—
Total commercial	3,928	27,163	31,091	2,664,238	2,695,329	74
Other	276	3	279	609,804	610,083	—
Total	$48,196	$81,698	$129,894	$16,876,043	$17,005,937	$603

December 31, 2023
Consumer:
Credit cards	$1,734	$892	$2,626	$188,578	$191,204	$791
Other consumer	1,471	216	1,687	125,775	127,462	—
Total consumer	3,205	1,108	4,313	314,353	318,666	791
Real estate:
Construction and development	3,171	2,190	5,361	3,138,859	3,144,220	—
Single family residential	30,697	12,522	43,219	2,598,337	2,641,556	7
Other commercial	4,702	3,612	8,314	7,544,096	7,552,410	—
Total real estate	38,570	18,324	56,894	13,281,292	13,338,186	7
Commercial:
Commercial	13,799	22,750	36,549	2,453,627	2,490,176	349
Agricultural	92	516	608	232,102	232,710	—
Total commercial	13,891	23,266	37,157	2,685,729	2,722,886	349
Other	—	3	3	465,929	465,932	—
Total	$55,666	$42,701	$98,367	$16,747,303	$16,845,670	$1,147

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the year ended December 31, 2024.

		Percent of		Percent of
	Interest Rate	Total Class		Total Class
(Dollars in thousands)	Reduction	of Loans	Term Extension	of Loans
Real estate:
Single family residential	$1,241	0.05%	$—	—%
Other commercial	—	—%	26,894	0.34%
Total real estate	$1,241		$26,894

The financial effects of the modified loans made to borrowers experiencing financial difficulty in the single family residential real estate portfolio were not significant during the year ended December 31, 2024 and did not significantly impact the Company’s determination of the allowance for credit losses on loans during the year.

During the year ended December 31, 2024, the Company modified one loan for a borrower experiencing financial difficulty related to the CRE portfolio, whereby the modification extended the term of the loan 1.5 years. As a result of the CRE loan modified during the year ended December 31, 2024 being collateral-dependent, the impact to the Company’s allowance for credit losses on loans was the difference between the fair value of the underlying collateral, adjusted for selling costs, and the remaining outstanding principal balance of the loan.

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the year ended December 31, 2023.

		Percent of		Percent of
	Interest Rate	Total Class		Total Class
(Dollars in thousands)	Reduction	of Loans	Term Extension	of Loans
Real estate:
Single family residential	$79	—%	$—	—%
Other commercial	—	—%	30,493	0.40%
Total real estate	79		30,493
Commercial:
Commercial	—	—%	746	0.03%
Total commercial	—		746
Total	$79		$31,239

The financial effects of the modified loans made to borrowers experiencing financial difficulty in the single family residential real estate and commercial portfolios were not significant during the year ended December 31, 2023 and did not significantly impact the Company’s determination of the allowance for credit losses on loans during the year.

During the year ended December 31, 2023, the Company modified one loan for a borrower experiencing financial difficulty related to the CRE portfolio, whereby the modification allowed for two months of interest only payments with the remaining balance due at maturity. Upon modification, a charge-off of $9.6 million was recorded in relation to this modified loan during 2023. As a result of the CRE loan modified during the year ended December 31, 2023 being collateral-dependent, the impact to the Company’s allowance for credit losses on loans was the difference between the fair value of the underlying collateral, adjusted for selling costs, and the remaining outstanding principal balance of the loan.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one commercial loan to a borrower experiencing financial difficulty that was modified during the previous twelve months and which subsequently defaulted during the year ended December 31, 2024. A charge-off of $18,800 was recorded in relation to this commercial loan during the fourth quarter of 2024. There were no loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to default. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At December 31, 2024 and 2023, the Company had $4.0 million and $2.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2024 and 2023, the Company had $1.3 million and $506,000, respectively, of OREO secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of December 31, 2024, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$179,216	$—	$179,216
30-89 days past due	—	—	—	—	—	—	1,824	—	1,824
90+ days past due	—	—	—	—	—	—	635	—	635
Total consumer - credit cards	—	—	—	—	—	—	181,675	—	181,675
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,437	—	6,437
Consumer - other
Delinquency:
Current	63,986	17,227	17,877	4,713	1,304	893	19,186	—	125,186
30-89 days past due	515	176	701	59	14	2	285	—	1,752
90+ days past due	85	56	183	20	—	35	2	—	381
Total consumer - other	64,586	17,459	18,761	4,792	1,318	930	19,473	—	127,319
Current-period consumer - other gross charge-offs	192	680	553	98	13	10	292	—	1,838
Real estate - C&D
Risk rating:
Pass	50,288	113,056	71,908	28,921	18,187	20,653	2,468,334		2,771,347
Special mention	—	—	50	—	—	376	2,862		3,288
Substandard	59	409	66	532	—	88	13,460		14,614
Doubtful and loss	—	—	—	—	—	—	—		—
Total real estate - C&D	50,347	113,465	72,024	29,453	18,187	21,117	2,484,656	—	2,789,249
Current-period real estate - C&D gross charge-offs	162	—	—	—	—	—	521		683
Real estate - SF residential
Delinquency:
Current	225,040	324,605	559,278	314,700	187,752	543,590	484,317	—	2,639,282
30-89 days past due	1,205	4,201	9,578	3,316	1,525	12,389	2,437	—	34,651
90+ days past due	1,016	606	4,578	630	1,299	3,951	3,933	—	16,013
Total real estate - SF residential	227,261	329,412	573,434	318,646	190,576	559,930	490,687	—	2,689,946
Current-period real estate - SF residential gross charge-offs	3	190	231	—	37	134	247	—	842
Real estate - other commercial
Risk rating:
Pass	603,206	490,128	1,519,950	1,021,169	419,769	646,399	2,800,863	—	7,501,484
Special mention	9,479	16,272	12,401	9,494	1,472	12,754	111,466	—	173,338
Substandard	12,093	17,099	11,399	3,063	12,073	31,126	150,661	—	237,514
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	624,778	523,499	1,543,750	1,033,726	433,314	690,279	3,062,990	—	7,912,336
Current-period real estate - other commercial gross charge-offs	—	5,202	38	15	—	1	168	—	5,424

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	245,945	253,518	257,227	118,910	28,620	44,606	1,411,467	200	2,360,493
Special mention	112	583	523	313	6	1,025	7,498	—	10,060
Substandard	10,743	2,035	8,317	2,876	2,954	5,923	30,771	—	63,619
Doubtful and loss	—	—	3	—	—	—	—	—	3
Total commercial	256,800	256,136	266,070	122,099	31,580	51,554	1,449,736	200	2,434,175
Current-period commercial - gross charge-offs	536	1,087	5,311	3,500	913	1,994	13,289	—	26,630
Commercial - agriculture
Risk rating:
Pass	30,103	23,222	20,673	8,220	2,825	1,209	169,849	—	256,101
Special mention	—	—	111	—	—	—	2,299	—	2,410
Substandard	1,222	14	29	—	123	14	1,241	—	2,643
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	31,325	23,236	20,813	8,220	2,948	1,223	173,389	—	261,154
Current-period commercial - agriculture gross charge-offs	—	222	—	8	6	—	1	—	237
Other
Delinquency:
Current	71,671	35,574	136,416	26,930	1,287	30,085	307,841	—	609,804
30-89 days past due	—	276	—	—	—	—	—	—	276
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	71,671	35,850	136,416	26,930	1,287	30,088	307,841	—	610,083
Current-period other - gross charge-offs	—	—	—	—	—	—	473	—	473
Total	$1,326,768	$1,299,057	$2,631,268	$1,543,866	$679,210	$1,355,121	$8,170,447	$200	$17,005,937

The following table presents a summary of loans by credit quality indicator, as of December 31, 2023 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$188,578	$—	$188,578
30-89 days past due	—	—	—	—	—	—	1,734	—	1,734
90+ days past due	—	—	—	—	—	—	892	—	892
Total consumer - credit cards	—	—	—	—	—	—	191,204	—	191,204
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	5,303	—	5,303
Consumer - other
Delinquency:
Current	55,091	35,904	12,115	3,838	1,471	1,106	16,250	—	$125,775
30-89 days past due	400	719	127	53	2	16	154	—	1,471
90+ days past due	35	127	46	—	—	—	8	—	216
Total consumer - other	55,526	36,750	12,288	3,891	1,473	1,122	16,412	—	127,462
Current-period consumer - other gross charge-offs	220	826	493	79	29	128	449	—	2,224
Real estate - C&D
Risk rating:
Pass	138,749	143,711	52,081	45,027	10,278	13,632	2,710,853	504	$3,114,835
Special mention	—	1,143	7,284	—	—	396	16,682	—	25,505
Substandard	—	101	48	—	—	247	3,484	—	3,880
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	138,749	144,955	59,413	45,027	10,278	14,275	2,731,019	504	3,144,220
Current-period real estate - C&D gross charge-offs	—	1,148	—	—	—	8	349	—	1,505
Real estate - SF residential
Delinquency:
Current	371,326	620,933	352,589	238,128	121,416	504,675	388,705	565	$2,598,337
30-89 days past due	5,222	5,061	3,667	2,283	1,741	9,759	2,964	—	30,697
90+ days past due	1,313	2,443	1,810	1,661	120	3,465	1,710	—	12,522
Total real estate - SF residential	377,861	628,437	358,066	242,072	123,277	517,899	393,379	565	2,641,556
Current-period real estate - SF residential gross charge-offs	—	111	12	73	—	677	232	—	1,105
Real estate - other commercial
Risk rating:
Pass	729,602	1,651,010	1,237,810	621,595	171,230	417,122	2,333,637	—	7,162,006
Special mention	37,302	8,458	10,149	7,844	1,364	11,604	84,978	—	161,699
Substandard	40,664	10,290	4,495	16,646	6,293	9,861	140,454	—	228,703
Doubtful and loss	—	—	—	2	—	—	—	—	2
Total real estate - other commercial	807,568	1,669,758	1,252,454	646,087	178,887	438,587	2,559,069	—	7,552,410
Current-period real estate - other commercial gross charge-offs	—	—	—	7	2	35	9,731	—	9,775

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	2018 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	440,872	354,016	200,941	67,320	27,374	42,953	1,271,826	—	2,405,302
Special mention	157	14,117	316	367	98	889	8,228	—	24,172
Substandard	1,998	11,874	6,272	2,934	1,722	3,392	32,510	—	60,702
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	443,027	380,007	207,529	70,621	29,194	47,234	1,312,564	—	2,490,176
Current-period commercial - gross charge-offs	463	2,081	778	197	244	815	1,351	—	5,929
Commercial - agriculture
Risk rating:
Pass	39,680	30,075	13,940	6,280	2,071	303	134,180	—	226,529
Special mention	363	733	1,068	—	—	—	3,257	—	5,421
Substandard	518	37	71	104	26	—	4	—	760
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	40,561	30,845	15,079	6,384	2,097	303	137,441	—	232,710
Current-period commercial - agriculture gross charge-offs	—	7	—	—	—	26	—	—	33
Other
Delinquency:
Current	45,234	144,732	28,413	2,543	3,255	36,719	205,033	—	465,929
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	45,234	144,732	28,413	2,543	3,255	36,722	205,033	—	465,932
Current-period other - gross charge-offs	—	—	—	—	—	—	298	—	298
Total	$1,908,526	$3,035,484	$1,933,242	$1,016,625	$348,461	$1,056,142	$7,546,121	$1,069	$16,845,670

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of December 31, 2024, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in December 2024 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $102.6 million and $144.6 million as of December 31, 2024 and 2023, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
December 31, 2024
Construction and development	$1,251	$—	$1,251
Single family residential	—	—	—
Other commercial real estate	69,429	—	69,429
Commercial	—	31,900	31,900
Total	$70,680	$31,900	$102,580

December 31, 2023
Construction and development	$43,826	$—	$43,826
Single family residential	3,870	—	3,870
Other commercial real estate	76,229	—	76,229
Commercial	—	20,679	20,679
Total	$123,925	$20,679	$144,604

The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	30,389	10,249	5,485	662	46,785
Charge-offs	(26,867)	(6,949)	(6,437)	(2,311)	(42,564)
Recoveries	1,595	1,485	1,091	1,396	5,567
Net charge-offs	(25,272)	(5,464)	(5,346)	(915)	(36,997)
Ending balance, December 31, 2024	$41,587	$181,962	$6,007	$5,463	$235,019

December 31, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	5,934	36,381	5,023	86	47,424
Charge-offs	(5,962)	(12,385)	(5,303)	(2,522)	(26,172)
Recoveries	2,092	2,386	1,008	1,538	7,024
Net charge-offs	(3,870)	(9,999)	(4,295)	(984)	(19,148)
Ending balance, December 31, 2023	$36,470	$177,177	$5,868	$5,716	$225,231

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2022
Beginning balance, January 1, 2022	$17,458	$179,270	$3,987	$4,617	$205,332
Acquisition adjustment for PCD loans	6,433	3,187	—	2	9,622
Provision for credit loss expense	22,412	(34,456)	3,991	2,674	(5,379)
Charge-offs	(14,270)	(4,122)	(3,862)	(1,876)	(24,130)
Recoveries	2,373	6,916	1,024	1,197	11,510
Net charge-offs	(11,897)	2,794	(2,838)	(679)	(12,620)
Ending balance, December 31, 2022	$34,406	$150,795	$5,140	$6,614	$196,955

As of December 31, 2024, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the periods ended December 31, 2024 and 2023 was primarily due to the loan growth experienced during the periods, as well as the impact of updated economic assumptions.
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

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million as of both periods ended December 31, 2024 and 2023. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the year ended December 31, 2024, as it was considered sufficient to cover any loss expectations. During 2023, $16.3 million was released from the reserve for unfunded commitments primarily due to a decline in unfunded commitments resulting from customers utilizing lines of credit during the year. During 2022, an adjustment to the reserve for unfunded commitments resulted in an expense of $16.0 million due to the overall increase in unfunded commitments, primarily made up of commercial construction loans, which receive a higher reserve allocation than other loans. Additionally, an adjustment to the reserve for unfunded commitments resulted in an expense of $3.5 million which was due to the Day 2 provision expense required for unfunded commitments related to the Spirit acquisition. These adjustments were included in the provision for credit losses in the statement of income.

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

The components of provision for credit losses for the years ended December 31 were as follows:

(In thousands)	2024	2023	2022
Provision for credit losses related to:
Loans	$46,785	$47,424	$(5,379)
Unfunded commitments	—	(16,300)	19,453
Securities - HTM	—	1,826	—
Securities - AFS	—	9,078	—
Total	$46,785	$42,028	$14,074

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of December 31, 2024 and 2023 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

(Dollars in thousands)	2024	2023
Right-of-use lease assets	$67,224	$67,267
Lease liabilities	69,319	68,788

Weighted average remaining lease term	8.33 years	8.81 years
Weighted average discount rate	3.81%	3.52%

Operating lease cost for the years ended December 31, 2024, 2023 and 2022 was $16.1 million, $15.7 million, and $14.2 million, respectively.

The Company’s remaining undiscounted minimum lease payments on operating leases as of December 31, 2024 are as follows:

Year	(In thousands)
2025	$13,754
2026	12,321
2027	9,909
2028	8,443
2029	7,523
Thereafter	29,938
Total undiscounted minimum lease payments	81,888
Less: Net present value adjustment	12,569
Lease liability included in other liabilities	$69,319

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at December 31, 2024 and 2023 were as follows:

(In thousands)	2024	2023
Right-of-use lease assets	$67,224	$67,267
Premises and equipment:
Land	124,819	122,093
Buildings and improvements	404,223	388,675
Furniture, fixtures and equipment	123,741	112,133
Software	63,844	61,242
Construction in progress	24,262	14,142
Accumulated depreciation and amortization	(222,682)	(194,874)
Total premises and equipment, net	$585,431	$570,678

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at December 31, 2024 and 2023.

Goodwill impairment was neither indicated nor recorded in 2024, 2023 or 2022. During the second quarter of 2024, the Company performed an annual goodwill impairment analysis and concluded that it is more likely-than-not that the fair value of goodwill continues to exceed its carrying value and therefore, goodwill was not impaired.

During March of 2023, the Company’s share price began to decline as markets in the United States (“US”) responded to the sudden collapse of two US banks. As a result of the decrease in the Company’s market capitalization, the Company performed an interim goodwill impairment qualitative assessment during the first quarter of 2023 and concluded that it was more likely-than-not that the fair value of goodwill continued to exceed its carrying value and therefore, goodwill was not impaired. During the second quarter of 2023, the Company performed an annual goodwill impairment analysis and concluded no impairment existed. Additionally, the Company performed interim goodwill impairment assessments during the third and fourth quarters of 2023 and concluded no impairment existed during the periods.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at December 31, 2024 and 2023 were as follows:

(In thousands)	2024	2023
Core deposit premiums:
Balance, beginning of year	$101,344	$116,016
Amortization	(13,769)	(14,672)
Balance, end of year	87,575	101,344
Books of business and other intangibles:
Balance, beginning of year	11,301	12,935
Amortization	(1,634)	(1,634)
Balance, end of year	9,667	11,301
Total other intangible assets, net	$97,242	$112,645

The carrying basis and accumulated amortization of the Company’s other intangible assets at December 31, 2024 and 2023 were as follows:

(In thousands)	2024	2023
Core deposit premiums:
Gross carrying amount	$177,624	$187,467
Accumulated amortization	(90,049)	(86,123)
Core deposit premiums, net	87,575	101,344
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(12,401)	(10,767)
Books of business and other intangibles, net	9,667	11,301
Total other intangible assets, net	$97,242	$112,645

Core deposit premium amortization expense recorded for the years ended December 31, 2024, 2023 and 2022 was $13.8 million, $14.7 million and $14.3 million, respectively. Amortization expense recorded for books of business and other intangibles was $1.6 million for each year ended December 31, 2024, 2023 and 2022.

The Company’s estimated remaining amortization expense on other intangible assets as of December 31, 2024 is as follows:

Year	(In thousands)
2025	$12,819
2026	12,346
2027	12,218
2028	11,312
2029	8,563
Thereafter	39,984
Total	$97,242

NOTE 8: TIME DEPOSITS

Time deposits included approximately $1.55 billion and $1.73 billion of certificates of deposit over $250,000 at December 31, 2024 and 2023, respectively.

Brokered time deposits were $3.30 billion and $2.90 billion at December 31, 2024 and 2023, respectively. Maturities of all time deposits at December 31, 2024 are as follows:

Year	(In thousands)
2025	$6,226,338
2026	172,868
2027	36,894
2028	3,966
2029	2,211
Thereafter	934
Total	$6,443,211

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 9: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2024	2023	2022
Income taxes currently payable	$21,397	$28,006	$35,215
Deferred income taxes	(2,782)	(2,460)	14,933
Provision for income taxes	$18,615	$25,546	$50,148

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2024 and 2023:

(In thousands)	2024	2023
Deferred tax assets:
Loans acquired	$2,141	$3,644
Allowance for credit losses	55,196	53,445
Valuation of foreclosed assets	374	480
Tax NOLs from acquisition	9,945	9,643
Deferred compensation payable	3,989	3,355
Accrued equity and other compensation	9,323	8,048
Acquired securities	7,504	7,569
Right-of-use lease liability	16,416	16,501
Unrealized loss on AFS securities	128,873	143,624
Allowance for unfunded commitments	6,069	6,148
Other	7,163	7,627
Gross deferred tax assets	246,993	260,084
Deferred tax liabilities:
Goodwill and other intangible amortization	(38,139)	(41,174)
Accumulated depreciation	(24,489)	(24,632)
Right-of-use lease asset	(15,920)	(16,136)
Unrealized gain on swaps	(25,174)	(25,371)
Other	(13,268)	(10,995)
Gross deferred tax liabilities	(116,990)	(118,308)
Net deferred tax asset	$130,003	$141,776

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below for the years ended December 31:

(In thousands)	2024	2023	2022
Computed at the statutory rate	$35,974	$42,127	$64,378
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(165)	(983)	3,249
Discrete items related to share-based compensation	468	596	(74)
Tax exempt interest income	(15,330)	(15,357)	(14,484)
Tax exempt earnings on bank owned life insurance	(3,136)	(2,607)	(1,918)
Federal tax credits	(500)	(218)	(1,708)
Other differences, net	1,304	1,988	705
Actual tax provision	$18,615	$25,546	$50,148

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $33.6 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2021 tax year and forward. The Company’s various state income tax returns are generally open from the 2021 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $36.7 million and $67.6 million at December 31, 2024 and 2023, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2024 and 2023 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2024
Repurchase agreements:
U.S. Government agencies	$36,709	$—	$—	$—	$36,709

December 31, 2023
Repurchase agreements:
U.S. Government agencies	$67,569	$—	$—	$—	$67,569

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2024 and 2023 consisted of the following components:

(In thousands)	2024	2023
Other Borrowings
FHLB advances, net of discount, due 2025 to 2033, 4.38% to 5.53%, secured by real estate loans	$727,945	$953,222
Other long-term debt	17,427	19,144
Total other borrowings	745,372	972,366

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)(1)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	37,057	37,171
Unamortized debt issuance costs	(764)	(1,030)
Total subordinated notes and debentures	366,293	366,141
Total other borrowings and subordinated debt	$1,111,665	$1,338,507
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

The Company had total FHLB advances of $727.9 million and $953.2 million at December 31, 2024 and 2023, respectively, which are primarily whole loan advances that are due less than one year from origination and therefore are classified as short-term advances by the Company. At December 31, 2024, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.57 billion and the Company had approximately $4.72 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at December 31, 2024, are as follows:

Year	(In thousands)
2025	$1,822
2026	1,824
2027	1,919
2028	332,792
2029	10,190
Thereafter	38,118
Total	$386,665

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

On May 17, 2024, the Company filed a shelf registration with the SEC. The shelf registration statement provides increased flexibility and more efficient access to raise capital from time to time through the sale of common stock, preferred stock, debt securities, depository shares, warrants, purchase contracts, subscription rights, units or a combination thereof, subject to market conditions. Specific terms and prices are determined at the time of any offering under a separate prospectus supplement that the Company is required to file with the SEC at the time of the specific offering.

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

During 2024, no shares were repurchased under the 2024 Program. Market conditions and the Company’s capital needs will drive decisions regarding additional, future stock repurchases. During 2023, the Company repurchased 2,257,049 shares at an average price of $17.72 per share under the 2022 Program.

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

NOTE 13: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2024 and 2023, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $5.9 million at December 31, 2024 and $3.2 million at December 31, 2023.

(In thousands)	2024	2023
Balance, beginning of year	$3,207	$3,672
New extensions of credit	4,341	100
Repayments	(1,637)	(565)
Balance, end of year	$5,911	$3,207

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

NOTE 14: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company offers a qualified 401(k) Plan in which the Company makes matching contributions to encourage employees to save money for their retirement. The 401(k) Plan covers substantially all employees. Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 100% of the first 3% of compensation and 50% of the next 2% of compensation for a total match of 4% of eligible pay for each participant who defers 5% or more of his or her eligible pay. Additionally, the Company may make profit-sharing contributions to the 401(k) Plan which are allocated among participants based upon 401(k) Plan compensation without regard to participant contributions. Contribution expense to the plan totaled $14.3 million, $11.9 million and $13.0 million in 2024, 2023 and 2022, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant. The charges to income for the plans was $2.0 million for 2024. There was a $316,000 benefit to income related to the plans for 2023. This benefit was primarily due to a reduction in the present value of the liability resulting from a significant increase in the discount factor used, as compared to previous years. The Company also reversed the accrued unvested liability during 2023 related to a former participant. The charges to income for the plans was $2.2 million for 2022. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted various stock-based compensation plans, including the Simmons First National Corporation 2023 Stock and Incentive Plan that was approved by shareholders and became effective April 18, 2023. These plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and stock awards. Pursuant to these plans, shares are reserved for future issuance by the Company upon exercise of stock options or awards of restricted stock, restricted stock units, performance stock units, or stock awards granted to directors, officers and other key employees or consultants.

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

The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2024, 2023 and 2022, and changes during the years then ended:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding (1)
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2021	473	$22.50	2	$22.20	1,185	$26.51
Granted	—	—	—	—	719	26.42
Stock options exercised	(3)	13.30	—	—	—	—
Stock awards/units vested (earned)	—	—	(2)	22.20	(609)	26.30
Forfeited/expired	—	—	—	—	(98)	25.68

Balance, December 31, 2022	470	22.56	—	—	1,197	26.63
Granted	—	—	—	—	798	21.15
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(490)	24.73
Forfeited/expired	(22)	22.87	—	—	(232)	24.81

Balance, December 31, 2023	447	22.56	—	—	1,273	24.23
Granted	—	—	—	—	895	19.08
Stock options exercised	(88)	21.29	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(453)	24.45
Forfeited/expired	(36)	22.52		—	(194)	24.98

Balance, December 31, 2024	323	$22.92	—	$—	1,521	$21.04

Exercisable, December 31, 2024	323	$22.92
 _________________________
(1)    All stock units (including performance stock units).
The following table summarizes information about stock options under the plans outstanding at December 31, 2024:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$22.20	—	$22.20	5	0.23	$22.20	5	$22.20
22.75	—	22.75	249	0.61	22.75	249	22.75
23.51	—	23.51	62	1.05	23.51	62	23.51
24.07	—	24.07	7	0.71	24.07	7	24.07
$22.20	—	$24.07	323	0.69	$22.92	323	$22.92

The table below summarizes the Company’s performance stock unit activity for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Performance Stock Units
Non-vested, December 31, 2021	331
Granted	184
Vested (earned)	(149)
Forfeited	(14)

Non-vested, December 31, 2022	352
Granted	302
Vested (earned)	(72)
Forfeited	(90)

Non-vested, December 31, 2023	492
Granted	188
Vested (earned)	(42)
Forfeited	(115)

Non-vested, December 31, 2024	523

Stock-based compensation expense was $11.3 million in 2024, $12.2 million in 2023 and $15.3 million in 2022. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2024. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $14.7 million at December 31, 2024. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.6 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at December 31, 2024. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.18 at December 31, 2024, and the exercise price multiplied by the number of options outstanding. There were 87,740 stock options exercised in 2024 with an intrinsic value of $78,000. There were 900 stock options exercised in 2023 with an intrinsic value of $8,000. There were 2,750 stock options exercised in 2022 with no intrinsic value.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2024, 2023 and 2022.

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2024	2023	2022
Interest paid	$652,107	$540,816	$134,980
Income taxes paid	9,979	20,948	25,084
Transfers of loans to foreclosed assets held for sale	9,697	3,075	1,219
Transfers of assets held for sale to other assets	—	—	100
Transfers of available-for-sale to held-to-maturity securities	—	—	1,992,542

NOTE 16: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the years ended December 31, 2024, 2023 and 2022 was $27.5 million, $35.4 million and $27.4 million, respectively. Other income for the year ended December 31, 2023 included a $4.0 million legal reserve recapture associated with previously disclosed legal matters.

Other operating expenses consisted of the following during the years ended December 31:

(In thousands)	2024	2023	2022
Professional services	$22,179	$19,612	$19,138
Postage	8,735	9,458	8,955
Telephone	6,388	6,965	6,394
Credit card expense	12,886	13,243	12,243
Marketing	27,369	24,008	28,870
Software and technology	42,939	42,530	40,906
Operating supplies	2,482	2,591	2,556
Amortization of intangibles	15,403	16,306	15,915
Branch right sizing expense	2,746	5,467	3,475
Other expense	37,393	36,984	41,241
Total other operating expenses	$178,520	$177,164	$179,693

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At December 31, 2024 and 2023, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2024 and 2023.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Available-for-sale securities
U.S. Treasury	$996	$996	$—	$—
U.S. Government agencies	54,547	—	54,547	—
Mortgage-backed securities	1,392,759	—	1,392,759	—
State and political subdivisions	858,182	—	858,182	—
Other securities	222,942	—	222,942	—
Mortgage loans held for sale	11,417	—	—	11,417
Derivative asset	127,474	—	127,474	—
Derivative liability	(24,032)	—	(24,032)	—

December 31, 2023
Available-for-sale securities
U.S. Treasury	$2,254	$2,254	$—	$—
U.S. Government agencies	72,502	—	72,502	—
Mortgage-backed securities	1,940,307	—	1,940,307	—
State and political subdivisions	902,793	—	902,793	—
Other securities	234,297	—	234,297	—
Mortgage loans held for sale	9,373	—	—	9,373
Derivative asset	130,271	—	130,271	—
Derivative liability	(27,584)	—	(27,584)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$102,580	$—	$—	$102,580
Foreclosed assets and other real estate owned (1)	881	—	—	881

December 31, 2023
Individually assessed loans (1) (2) (collateral-dependent)	$144,604	$—	$—	$144,604
Foreclosed assets and other real estate owned (1)	1,166	—	—	1,166
______________________
(1)    These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Identified reserves of $30.1 million and $18.7 million were related to collateral-dependent loans for which fair value re-measurements took place during the years ended December 31, 2024 and 2023, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets:
Cash and cash equivalents	$687,377	$687,377	$—	$—	$687,377
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,636,636	—	2,949,951	—	2,949,951
Interest receivable	123,243	—	123,243	—	123,243
Loans, net	16,770,918	—	—	16,153,128	16,153,128

Financial liabilities:
Noninterest bearing transaction accounts	4,460,517	—	4,460,517	—	4,460,517
Interest bearing transaction accounts and savings deposits	10,982,022	—	10,982,022	—	10,982,022
Time deposits	6,443,211	—	—	6,429,309	6,429,309
Federal funds purchased and securities sold under agreements to repurchase	37,109	—	37,109	—	37,109
Other borrowings	745,372	—	743,940	—	743,940
Subordinated notes and debentures	366,293	—	361,332	—	361,332
Interest payable	67,111	—	67,111	—	67,111

December 31, 2023
Financial assets:
Cash and cash equivalents	$614,092	$614,092	$—	$—	$614,092
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,726,288	—	3,135,370	—	3,135,370
Interest receivable	122,430	—	122,430	—	122,430
Loans, net	16,620,439	—	—	15,734,766	15,734,766

Financial liabilities:
Noninterest bearing transaction accounts	4,800,880	—	4,800,880	—	4,800,880
Interest bearing transaction accounts and savings deposits	10,997,425	—	10,997,425	—	10,997,425
Time deposits	6,446,673	—	—	6,414,222	6,414,222
Federal funds purchased and securities sold under agreements to repurchase	67,969	—	67,969	—	67,969
Other borrowings	972,366	—	970,846	—	970,846
Subordinated notes and debentures	366,141	—	349,424	—	349,424
Interest payable	35,618	—	35,618	—	35,618

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

At December 31, 2024, the Company had outstanding commitments to extend credit aggregating approximately $756.9 million and $4.03 billion for credit card commitments and other loan commitments, respectively. At December 31, 2023, the Company had outstanding commitments to extend credit aggregating approximately $738.2 million and $4.17 billion for credit card commitments and other loan commitments, respectively.

As of December 31, 2024 and 2023, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $17.8 million and $16.6 million respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $41.6 million and $54.2 million at December 31, 2024 and 2023, respectively, with terms ranging from 9 months to 15 years. At December 31, 2024 and 2023, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $1.12 billion and $580.8 million at December 31, 2024 and 2023, respectively, and they expire in less than one year from issuance.

At December 31, 2024, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 19: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Segment Reporting - In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expanded reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update introduced a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply Topic 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the chief operating decision maker. ASU 2023-07 was effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company’s operations, financial position or disclosures. See Note 1, Summary of Significant Accounting Policies, for additional information.

Investment-Income Taxes - In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”), that introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). ASU 2023-02 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2023, with early adoption permitted. The Company elected to early adopt ASU 2023-02 and apply the proportional amortization method for all income tax credits during the first quarter of 2023 by utilizing the modified retrospective method. The adoption of ASU 2023-02 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Credit Losses on Financial Instruments - In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminated the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amended the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updated the requirements related to accounting for credit losses under ASC 326 and added enhanced disclosures for creditors with respect to loan refinancings and restructurings made to borrowers experiencing financial difficulty. ASU 2022-02 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. The adoption of ASU 2022-02 did not have a material impact on the Company’s results of operations or financial position. See Note 4, Loans and Allowance for Credit Losses, for additional information.

Fair Value Hedging - In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (“ASU 2022-01”), which clarified the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amended the guidance in ASU 2017-12 that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renamed that method the “portfolio layer” method and expanded the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. This scope expansion was consistent with the FASB’s efforts to simplify hedge accounting and allowed entities to apply the same method to similar hedging strategies. ASU 2022-01 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption of 2022-01 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided relief for companies preparing for discontinuation of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) announced that the majority of LIBOR rates will no longer be published after December 31, 2021. Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the LIBOR, ceased the publication of one-week and two-month USD LIBOR and as of June 30, 2023, ceased the publications of the remaining tenors of USD LIBOR (one, three, six and 12-month).

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

During 2021, the Company did not offer LIBOR-indexed rates on loans which it originated, although it did participate in some shared credit agreements originated by other banks subject to the Company’s determination that the LIBOR replacement language in the loan documents met the Company’s standards. Pursuant to the Joint Regulatory Statement on LIBOR transition issued in October 2021, the Company’s policy, as of January 1, 2022, is not to enter into any new LIBOR-based credit agreements and not extend, renew, or modify prior LIBOR credit agreements without requiring conversion of the agreements to other interest rates. The adoption of ASU 2020-04 did not have a material impact on the Company’s financial position or results of operations.

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

Leases - In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (“ASU 2021-05”), that amended lease classification requirements for lessors. In accordance with ASU 2021-05, lessors should classify and account for a lease that have variable lease payments that do not depend on a reference index rate as an operating lease if both of the following criteria are met: i) the lease would have been classified as a sales-type lease or a direct financing lease under the previous lease classification criteria and ii) sales-type or direct financing lease classification would result in a Day 1 loss. ASU 2021-05 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2021-05 did not have a material impact on the Company’s results of operations, financial position or disclosures.

Recently Issued Accounting Standards

Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), that requires footnote disclosure about specific expenses by requiring companies to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization and (v) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its results of operations, financial position or disclosures.

Stock Compensation - In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), in response to feedback received by the FASB requesting guidance on how entities should determine the appropriate guidance to apply when accounting for the issuance of profits interest units and similar types of awards. ASU 2024-01 added an example with four fact patterns to ASC 718-10 to assist preparers of financial statements in determining whether profits interest and similar awards should be accounted for within the scope of the guidance. ASU 2024-01 only addresses the scope determination and does not amend the recognition, classification or measurement guidance. ASU 2024-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted for interim or annual financial statements that have not yet been issued or made available for issuance. Entities may choose to adopt 2024-01 on a prospective or retrospective basis. The adoption of ASU 2024-01 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the year ended December 31, 2024, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $42.9 million.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				December 31, 2024		December 31, 2023
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$103,366	$1,001,715	$102,644

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	2024	2023	2024	2023
Investment securities - Available-for-sale	$934,132	$940,010	$103,595	$104,408

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets for the years ended December 31, 2024 and 2023.

	2024		2023
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$748,752	$24,108	$551,314	$27,627
Derivative liabilities	749,683	24,032	552,274	27,584

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $23.1 million as of December 31, 2024.

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

During the second quarter of 2023, the Company’s remaining energy hedge swap contracts expired and there were no outstanding notional values related to these contracts as of December 31, 2024. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

NOTE 21: CONTINGENT LIABILITIES

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

NOTE 22: STOCKHOLDERS’ EQUITY

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2024, Simmons Bank had paid to the Company all available dividends. Past dividends are not necessarily indicative of amounts that may be paid, or available to be paid, in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2024, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules and exceeded the fully phased in capital conservation buffer.

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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2024
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,992,132	14.6	$1,639,524	8.0	N/A
Simmons Bank	2,795,430	13.7	1,632,368	8.0	2,040,460	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,535,527	12.4	1,226,868	6.0	N/A
Simmons Bank	2,573,121	12.6	1,225,296	6.0	1,633,728	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,535,527	12.4	920,151	4.5	N/A
Simmons Bank	2,573,121	12.6	918,972	4.5	1,327,404	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,535,527	9.7	1,045,578	4.0	N/A
Simmons Bank	2,573,121	9.9	1,039,645	4.0	1,299,556	5.0

December 31, 2023
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,964,917	14.4	$1,647,176	8.0	N/A
Simmons Bank	2,834,126	13.8	1,642,972	8.0	2,053,714	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,493,799	12.1	1,236,595	6.0	N/A
Simmons Bank	2,663,153	13.0	1,229,148	6.0	1,638,863	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,493,799	12.1	927,446	4.5	N/A
Simmons Bank	2,663,153	13.0	921,861	4.5	1,331,577	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,493,799	9.4	1,061,191	4.0	N/A
Simmons Bank	2,663,153	10.0	1,065,261	4.0	1,331,577	5.0

NOTE 23: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2024 and 2023

(In thousands)	2024	2023
ASSETS
Cash and cash equivalents	$287,066	$164,439
Investments in wholly-owned subsidiaries	3,570,446	3,603,066
Loans	—	102
Intangible assets, net	133	133
Premises and equipment	18,929	20,498
Other assets	75,707	50,642
TOTAL ASSETS	$3,952,281	$3,838,880

LIABILITIES
Long-term debt	$383,720	$385,285
Other liabilities	39,689	27,107
Total liabilities	423,409	412,392

STOCKHOLDERS’ EQUITY
Common stock	1,257	1,252
Surplus	2,511,590	2,499,930
Undivided profits	1,376,935	1,329,681
Accumulated other comprehensive loss:
Unrealized depreciation on available-for-sale securities, net of income taxes of $(127,698) and $(143,076) at December 31, 2024 and 2023, respectively	(360,910)	(404,375)
Total stockholders’ equity	3,528,872	3,426,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,952,281	$3,838,880

Condensed Statements of Income
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022
INCOME
Dividends from subsidiaries	$265,965	$166,874	$219,868
Other income	570	303	508
Income	266,535	167,177	220,376
EXPENSE	50,075	44,685	46,133
Income before income taxes and equity in undistributed net income of subsidiaries	216,460	122,492	174,243
Provision for income taxes	(12,294)	(10,790)	(9,391)

Income before equity in undistributed net income of subsidiaries	228,754	133,282	183,634
Equity in undistributed net income (loss) of subsidiaries	(76,061)	41,775	72,778

NET INCOME	$152,693	$175,057	$256,412

Condensed Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022
NET INCOME	$152,693	$175,057	$256,412

OTHER COMPREHENSIVE INCOME (LOSS)
Equity in other comprehensive income (loss) of subsidiaries	43,465	113,185	(507,015)

COMPREHENSIVE INCOME (LOSS)	$196,158	$288,242	$(250,603)

Condensed Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$152,693	$175,057	$256,412
Items not requiring (providing) cash
Stock-based compensation expense	11,290	12,189	15,317
Depreciation and amortization	1,614	1,637	1,981
Deferred income taxes	(1,628)	(1,742)	(652)
Equity in undistributed net income (loss) of bank subsidiaries	76,061	(41,775)	(72,778)

Changes in:
Other assets	(23,437)	37,720	(26,775)
Other liabilities	12,734	2,293	(28,745)
Net cash provided by operating activities	229,327	185,379	144,760

CASH FLOWS FROM INVESTING ACTIVITIES

Net collections of loans	102	1,310	1,198
Net purchases of premises and equipment	(45)	(52)	(21)
Cash acquired in business combinations	—	—	60,126
Other, net	24	5,856	1,688
Net cash provided by investing activities	81	7,114	62,991

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt, net	(1,717)	(1,664)	(57,436)
Issuance (cancellation) of common stock, net	375	(2,021)	(3,882)
Stock repurchases	—	(40,322)	(111,133)
Dividends paid on common stock	(105,439)	(100,962)	(94,096)
Net cash used in financing activities	(106,781)	(144,969)	(266,547)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	122,627	47,524	(58,796)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	164,439	116,915	175,711

CASH AND CASH EQUIVALENTS, END OF YEAR	$287,066	$164,439	$116,915

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

(b) Changes in Internal Controls. Our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting, as well as the audit report of Forvis Mazars, LLP on the Company’s internal control over financial reporting are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and are incorporated herein by this reference.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Indemnification Agreement

On February 25, 2025, Simmons First National Corporation (“Company”) entered into an Indemnification Agreement with Christopher Van Steenberg, executive vice president and chief operating officer of the Company. The Indemnification Agreement supplements indemnification provisions already contained in the Company's Amended and Restated Articles of Incorporation (as amended) and Amended and Restated By-Laws and generally provides that the Company shall indemnify Mr. Van Steenberg to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with his service as an officer and also provides for rights to advancement of expenses and contribution.

The description of the Indemnification Agreement set forth in this Item 9B is not complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement between the Company and Mr. Van Steenberg, which is included as Exhibit 10.41 to this Annual Report on Form 10-K and is incorporated herein by reference.

Executive Change in Control Severance Agreement

On February 25, 2025, the Company and Simmons Bank entered into an Executive Change in Control Severance Agreement (“CIC Agreement”) with Christopher Van Steenberg. The CIC Agreement provides Mr. Van Steenberg with termination compensation if (1) Mr. Van Steenberg’s employment is involuntarily terminated without “cause” (as defined in the CIC Agreement) either (a) on or after the date a change in control of the Company occurs or (b) within 180 days immediately preceding the date a change in control of the Company occurs, or (2) a change in control occurs and Mr. Van Steenberg voluntarily terminates his employment within six months following a “trigger event” (as defined in the CIC Agreement). For purposes of the CIC Agreement, a “change in control” includes a change in ownership or effective control of the Company, or a change in the ownership of a substantial portion of the assets of the Company, each as defined in Treasury Regulation Section 1.409A-3(i)(5). For purposes of the CIC Agreement, “termination compensation” means two times the sum of (1) Mr. Van Steenberg’s annual base salary as of his termination date and (2) the greater of (a) the average of any annual cash incentive award paid or payable to Mr. Van Steenberg for the Company’s last two completed fiscal years prior to his employment termination or (b) Mr. Van Steenberg’s target annual cash incentive award opportunity for the year in which Mr. Van Steenberg’s employment termination occurs. In order to receive termination compensation under the CIC Agreement, Mr. Van Steenberg must also execute a release of claims. The CIC Agreement provides that Mr. Van Steenberg may elect to continue any life insurance and accidental death and dismemberment coverage, provided that Mr. Van Steenberg will be responsible for payment of any premiums on any such continued coverage elected. The CIC Agreement has a three-year term that automatically renews for additional one-year periods unless the Company elects to terminate; provided that in the event of a change in control of the Company, if the CIC Agreement is still in effect, the CIC Agreement’s term will be amended to two years beginning on the date of the change in control.

The description of the CIC Agreement set forth in this Item 9B is not complete and is qualified in its entirety by reference to the full text of the CIC Agreement for Mr. Van Steenberg, which is included as Exhibit 10.40 to this Annual Report on Form 10-K and is incorporated herein by reference.

Bank Owned Life Insurance

The Company’s bank subsidiary, Simmons Bank, maintains the Simmons Bank Endorsement Split-Dollar Life Insurance Plan (“Split-Dollar Plan”) under which, among other things, Simmons Bank maintains life insurance on the lives of certain officers and provides, subject to certain terms and conditions set forth in the Split-Dollar Plan, a defined, lump sum life insurance benefit upon the death of the officer to such officer’s designated beneficiary, surviving spouse or estate (“Benefit”). Among certain other officers, George Makris, Jr., the Company’s chairman and chief executive officer, is a participant in the Split-Dollar Plan. Effective February 25, 2025, Mr. Makris’s Benefit was increased from $2,547,000 to $3,000,000. Also effective February 25, 2025, C. Daniel Hobbs, the Company’s executive vice president and chief financial officer, and Christopher Van Steenberg, the Company’s executive vice president and chief operating officer, became participants in the Split-Dollar Plan, and their Benefits are $950,000 and $900,000, respectively.

The description of the Split-Dollar Plan set forth in this Item 9B is not complete and is qualified in its entirety by reference to the full text of the Split-Dollar Plan, which is included as Exhibit 10.16 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 7, 2025, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end (the “Proxy Statement”) under the captions “Proposal 2 - Election of Directors,” “Audit Committee,” “Delinquent Section 16(a) Reports,” as applicable, “Codes of Ethics,” “ Executive Officers,” “Insider Trading Policy” and the last two paragraphs under the caption “Transactions with Related Persons.”

The table below also sets forth the names and principal occupations of the Company’s executive officers.

Name	Principal Occupation
George A. Makris, Jr.	Chairman of the Board and Chief Executive Officer*
James M. Brogdon	President*
C. Daniel Hobbs	Executive Vice President and Chief Financial Officer*
Christopher Van Steenberg	Executive Vice President and Chief Operating Officer*
George A. Makris III	Executive Vice President, General Counsel and Secretary*
Jennifer B. Compton	Executive Vice President and Chief People Officer*
David W. Garner	Executive Vice President and Chief Accounting Officer*
Tina Groves	Executive Vice President and Chief Risk Officer*
Brad Yaney	Executive Vice President of Credit Risk Management, Simmons Bank
_________________
* The officer holds the positions at both the Company and Simmons Bank.

The table below also sets forth the names, principal occupations, and employers of the Company’s directors.

Name	Principal Occupation and Employer
Marty D. Casteel	Retired Senior Executive Vice President of the Company; Retired Chairman, President and Chief Executive Officer of Simmons Bank
William E. Clark, II	Chairman and Chief Executive Officer, Clark Contractors, LLC
Steven A. Cossé	Retired President and Chief Executive Officer, Murphy Oil Corporation
Mark C. Doramus	Chief Financial Officer, Stephens Inc.
Edward Drilling	Retired Senior Vice President of External and Regulatory Affairs, AT&T Inc.
Eugene Hunt	Attorney, Hunt Law Firm
Jerry Hunter	Senior Counsel, Bryan Cave Leighton Paisner LLP
Susan Lanigan	Retired Executive Vice President and General Counsel, Chico’s FAS, Inc.
George A. Makris, Jr.	Chairman of the Board and Chief Executive Officer, the Company and Simmons Bank
Tom Purvis	Partner, L2L Development Advisors, LLC
Robert L. Shoptaw	Retired Executive, Arkansas Blue Cross and Blue Shield
Julie Stackhouse	Retired Executive Vice President, Federal Reserve Bank of St. Louis
Russell W. Teubner	Distinguished Engineer, Broadcom, Inc.
Mindy West	Executive Vice President, Chief Operating Officer, Murphy USA Inc

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated herein by reference from the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Relationship of Compensation Policies and Practices to Risk Management,” “Summary of Compensation and Other Payments to the Named Executive Officers,” “2024 Pay Ratio Disclosure,” “Timing of Option Grants,” “Director Compensation,” and “2024 Director Compensation.”

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

(b) Listing of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 13, 2018, by and between Simmons First National Corporation and Reliance Bancshares, Inc., as amended on February 11, 2019 (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) by Simmons First National Corporation filed on March 4, 2019 (File No. 333-229378)).

2.2	Agreement and Plan of Merger, dated as of July 30, 2019, by and between Simmons First National Corporation and The Landrum Company (incorporated by reference to Exhibit 2.1 to Simmons First National Corporation Current Report on Form 8-K filed on July 31, 2019 (File No. 000-6253)).

2.3	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.4	Agreement and Plan of Merger, dated as of June 4, 2021, by and between Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.5	Agreement and Plan of Merger, dated as of November 18, 2021, by and between Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).

3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

4.2	Description of Registrant’s Securities.*

10.1	Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 7, 2020 (File No. 000-06253)).^

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

10.6	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2022) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.7	Form of Associate Cash Award Certificate and Terms and Conditions (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 000-06253)).^

10.8	Form of Associate Cash Award Certificate and Terms and Conditions (2022) (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

10.9	Form of Director Restricted Stock Unit Award Certificate and Terms and Conditions (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-06253)).^

10.10	Form of Director Restricted Stock Unit Award Certificate and Terms and Conditions (2022) (incorporated by reference to Exhibit 10.5 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

Exhibit No.	Description
10.11	Deferred Compensation Agreement for Marty D. Casteel dated January 22, 2018 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-06253)).^

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

10.16	Simmons Bank Endorsement Split-Dollar Life Insurance Plan.*^

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

10.26	Deferred Compensation Agreement for George A. Makris III dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-06253)).^

Exhibit No.	Description
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

10.29	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.30	Indemnification Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.31	Executive Change in Control Severance Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.32	Deferred Compensation Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.33	Simmons First National Corporation Directors Deferred Compensation Plan (Amended and Restated Effective December 31, 2022) (incorporated by reference to Exhibit 10.36 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 000-06253)).^

10.34	Second Amendment to Deferred Compensation Agreement for George A. Makris, Jr. dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed January 25, 2023 (File No. 000-06253)).^

10.35	Form of Associate Restricted Stock Unit Award Certificate and Terms of Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.36	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.37	Form of Associate Cash Award Certificate and Terms and Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.38	Executive Change in Control Severance Agreement for Tina Groves dated May 7, 2021.*^

10.39	Indemnification Agreement for Tina Groves dated May 7, 2021.*^

10.40	Executive Change in Control Severance Agreement for Christopher Van Steenberg dated February 25, 2025.*^

10.41	Indemnification Agreement for Christopher Van Steenberg dated February 25, 2025.*^

10.42	Executive Change in Control Severance Agreement for Brad Yaney dated November 4, 2022 (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.43	Indemnification Agreement for Brad Yaney dated November 4, 2022 (incorporated by reference to Exhibit 10.10 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

Exhibit No.	Description
10.44	Simmons First National Corporation 2023 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 19, 2023 (File No. 000-06253)).^

10.45	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after April 18, 2023) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-06253)).^

10.46	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after May 23, 2023) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-06253)).^

10.47	Indemnification Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.48	Executive Change in Control Severance Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.49	Deferred Compensation Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.50	Aircraft Time Sharing Agreement between Simmons First National Corporation and Steve Cossé, dated July 1, 2024 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-06253)).

10.51	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan – 2024 Form) (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 000-06253)).^

10.52	Form of Performance Cash Award Agreement (2023 Plan – 2024 Form) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 000-06253)).^

10.53	Form of Performance Share Unit Award Agreement (2023 Plan – 2024 Form) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 000-06253)).^

14.1	Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

14.2	Simmons First National Corporation Finance Group Code of Ethics, (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

19	Simmons First National Corporation Insider Trading Policy.*

21	Subsidiaries of the Registrant.*

23	Consent of Forvis Mazars, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*

Exhibit No.	Description
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris, Jr., Chairman and Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*

97	Simmons First National Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 000-06253)).^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. * / **

101.SCH	Inline XBRL Taxonomy Extension Schema.* / **

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.* / **

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.* / **

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. * / **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.* / **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). **
______________________________________________________________________________________________

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ James M. Brogdon	February 27, 2025
James M. Brogdon, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 27, 2025.

Signature	Title

/s/ George A. Makris, Jr.	Chairman, Chief Executive Officer and Director
George A. Makris, Jr.	(Principal Executive Officer)

/s/ James M. Brogdon	President
James M. Brogdon

/s/ C. Daniel Hobbs	Executive Vice President and Chief Financial Officer
C. Daniel Hobbs	(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President and Chief Accounting Officer
David W. Garner	(Principal Accounting Officer)

/s/ Marty D. Casteel	Director
Marty D. Casteel

/s/ William E. Clark, II	Director
William E. Clark, II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Susan Lanigan	Director
Susan Lanigan

/s/ Tom Purvis	Director
Tom Purvis

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Julie Stackhouse	Director
Julie Stackhouse

/s/ Russell W. Teubner	Director
Russell W. Teubner

Director
Mindy West