Form 10-Q
period 2025-03-31
SIMMONS FIRST NATIONAL CORP
filed 2025-05-08
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2025, was 125,952,425.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2025

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2025 and December 31, 2024

	March 31,	December 31,
(In thousands, except share data)	2025	2024
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$423,171	$429,705
Interest bearing balances due from banks and federal funds sold	211,115	257,672
Cash and cash equivalents	634,286	687,377
Interest bearing balances due from banks - time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at March 31, 2025 and December 31, 2024	3,615,556	3,636,636
Available-for-sale, (amortized cost of $2,828,940 and $2,852,774 at March 31, 2025 and December 31, 2024, respectively)	2,491,849	2,529,426
Total investments	6,107,405	6,166,062
Mortgage loans held for sale	8,351	11,417
Loans	17,094,078	17,005,937
Allowance for credit losses on loans	(252,168)	(235,019)
Net loans	16,841,910	16,770,918
Premises and equipment	573,616	585,431
Foreclosed assets and other real estate owned	8,976	9,270
Interest receivable	117,398	123,243
Bank owned life insurance	535,324	531,805
Goodwill	1,320,799	1,320,799
Other intangible assets	93,714	97,242
Other assets	551,112	572,385
Total assets	$26,792,991	$26,876,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,455,255	$4,460,517
Interest bearing transaction accounts and savings deposits	11,265,554	10,982,022
Time deposits	5,963,811	6,443,211
Total deposits	21,684,620	21,885,750
Federal funds purchased and securities sold under agreements to repurchase	50,133	37,109
Other borrowings	884,863	745,372
Subordinated notes and debentures	366,331	366,293
Accrued interest and other liabilities	275,559	312,653
Total liabilities	23,261,506	23,347,177

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at March 31, 2025 and December 31, 2024; 125,926,822 and 125,651,540 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,259	1,257
Surplus	2,515,372	2,511,590
Undivided profits	1,382,564	1,376,935
Accumulated other comprehensive loss	(367,710)	(360,910)
Total stockholders’ equity	3,531,485	3,528,872
Total liabilities and stockholders’ equity	$26,792,991	$26,876,049

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
	(Unaudited)
INTEREST INCOME
Loans, including fees	$257,755	$261,490
Interest bearing balances due from banks and federal funds sold	2,703	3,010
Investment securities	47,257	58,001
Mortgage loans held for sale	122	148
TOTAL INTEREST INCOME	307,837	322,649

INTEREST EXPENSE
Deposits	130,454	151,933
Federal funds purchased and securities sold under agreements to repurchase	113	189
Other borrowings	7,714	11,649
Subordinated notes and debentures	6,134	6,972
TOTAL INTEREST EXPENSE	144,415	170,743

NET INTEREST INCOME	163,422	151,906
Provision for credit losses	26,797	10,206

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	136,625	141,700

NONINTEREST INCOME
Service charges on deposit accounts	12,635	11,955
Debit and credit card fees	8,446	8,246
Wealth management fees	9,629	8,398
Mortgage lending income	2,013	2,320
Bank owned life insurance income	4,092	3,814
Other service charges and fees	1,333	1,279
Other income	8,007	7,172
TOTAL NONINTEREST INCOME	46,155	43,184

NONINTEREST EXPENSE
Salaries and employee benefits	74,824	72,653
Occupancy expense, net	12,651	12,258
Furniture and equipment expense	5,465	5,141
Other real estate and foreclosure expense	198	179
Deposit insurance	5,391	7,135
Other operating expenses	46,051	42,513
TOTAL NONINTEREST EXPENSE	144,580	139,879

INCOME BEFORE INCOME TAXES	38,200	45,005
Provision for income taxes	5,812	6,134

NET INCOME	$32,388	$38,871
BASIC EARNINGS PER SHARE	$0.26	$0.31
DILUTED EARNINGS PER SHARE	$0.26	$0.31
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(In thousands)	2025	2024
	(Unaudited)
NET INCOME	$32,388	$38,871

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	4,278	(26,149)
Less: Realized gains (losses) on available-for-sale securities interest rate hedges	19,186	(15,375)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(5,702)	(5,845)
Other comprehensive income (loss), before tax effect	(9,206)	(4,929)
Less: Tax effect of other comprehensive income (loss)	(2,406)	(1,288)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(6,800)	(3,641)

COMPREHENSIVE INCOME	$25,588	$35,230

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024

(In thousands)	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$32,388	$38,871
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,759	11,531
Provision for credit losses	26,797	10,206
Net amortization of investment securities and assets	4,214	4,676
Net amortization on borrowings	38	38
Stock-based compensation expense	5,290	4,413
Loss on sale of closed branches	17	—
(Gain) loss on sale of foreclosed assets and other real estate owned	(87)	5
Gain on sale of mortgage loans held for sale	(2,007)	(1,864)
Loss on sale of loans	22	—
Deferred income taxes	(1,087)	379
Income from bank owned life insurance	(4,099)	(4,165)
Originations of mortgage loans held for sale	(58,355)	(60,656)
Proceeds from sale of mortgage loans held for sale	63,428	59,994
Changes in assets and liabilities:
Interest receivable	5,845	(351)
Other assets	(16,913)	(17,362)
Accrued interest and other liabilities	(27,856)	17,390
Income taxes payable	(5,598)	(5,511)
Net cash provided by operating activities	32,796	57,594

INVESTING ACTIVITIES
Net change in loans	(106,515)	(163,909)
Proceeds from sale of loans	8,578	211
Proceeds from sale of closed branches	11,077	—
Purchases of premises and equipment, net	(10,151)	(9,848)
Proceeds from sale of foreclosed assets and other real estate owned	1,591	1,218
Proceeds from maturities of available-for-sale securities	74,517	114,212
Purchases of available-for-sale securities	(7,796)	—
Proceeds from maturities of held-to-maturity securities	19,112	17,037
Purchases of bank owned life insurance	(27)	—
Proceeds from bank owned life insurance death benefits	607	1,376
Net cash used in investing activities	(9,007)	(39,703)

FINANCING ACTIVITIES
Net change in deposits	(201,130)	108,026
Proceeds from issuance of other borrowed funds	865,000	575,000
Repayments of other borrowed funds	(725,509)	(675,492)
Dividends paid on common stock	(26,759)	(26,337)
Net change in federal funds purchased and securities sold under agreements to repurchase	13,024	(9,209)
Net shares cancelled under stock compensation plans	(2,342)	(1,638)
Shares issued under employee stock purchase plan	836	970
Net cash used in financing activities	(76,880)	(28,680)

DECREASE IN CASH AND CASH EQUIVALENTS	(53,091)	(10,789)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	687,377	614,092

CASH AND CASH EQUIVALENTS, END OF PERIOD	$634,286	$603,303
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2025 and 2024

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended March 31, 2025
Balance, December 31, 2024	$1,257	$2,511,590	$(360,910)	$1,376,935	$3,528,872

Comprehensive (loss) income	—	—	(6,800)	32,388	25,588
Stock issued for employee stock purchase plan – 46,857 shares	—	836	—	—	836
Stock-based compensation plans, net – 228,425 shares	2	2,946	—	—	2,948
Dividends on common stock – $0.2125 per share	—	—	—	(26,759)	(26,759)

Balance, March 31, 2025 (Unaudited)	$1,259	$2,515,372	$(367,710)	$1,382,564	$3,531,485

Three Months Ended March 31, 2024
Balance, December 31, 2023	$1,252	$2,499,930	$(404,375)	$1,329,681	$3,426,488

Comprehensive (loss) income	—	—	(3,641)	38,871	35,230
Stock issued for employee stock purchase plan – 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net – 182,338 shares	2	2,773	—	—	2,775
Dividends on common stock – $0.21 per share	—	—	—	(26,337)	(26,337)

Balance, March 31, 2024 (Unaudited)	$1,254	$2,503,673	$(408,016)	$1,342,215	$3,439,126

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 222 financial centers as of March 31, 2025, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2024, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.

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

During the second quarter of 2024, the Company identified an error in its previously issued unaudited consolidated statements of cash flows. The cash flows associated with other borrowings were presented on a net basis, rather than on a gross basis. The Company has corrected this error in the accompanying unaudited consolidated statements of cash flows for the three months ended March 31, 2024. The correction had no impact to the total net cash used in financing activities in the period. The Company evaluated the materiality of this error utilizing Accounting Standards Codification (“ASC”) Topic 250 and SEC Staff Accounting Bulletin 99-M, both quantitatively and qualitatively, and concluded that this error is immaterial to the impacted prior period.

Recently Adopted Accounting Standards

Stock Compensation - In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), in response to feedback received by the FASB requesting guidance on how entities should determine the appropriate guidance to apply when accounting for the issuance of profits interest units and similar types of awards. ASU 2024-01 added an example with four fact patterns to ASC 718-10 to assist preparers of financial statements in determining whether profits interest and similar awards should be accounted for within the scope of the guidance. ASU 2024-01 only addresses the scope determination and does not amend the recognition, classification or measurement guidance. ASU 2024-01 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted for interim or annual financial statements that have not yet been issued or made available for issuance. Entities may choose to adopt 2024-01 on a prospective or retrospective basis. The adoption of ASU 2024-01 did not have a material impact on the Company’s operations, financial position or disclosures.

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s operations, financial position or disclosures.

Segment Reporting - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expanded reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments in this update introduced a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, clarify that single reportable segment entities must apply Topic 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the chief operating decision maker. ASU 2023-07 was effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company’s operations, financial position or disclosures. See Note 18, Operating Segments, for additional information.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities are no longer permitted to apply the relief in Topic 848.

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

There have been no other significant changes to the Company’s accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of March 31, 2025, the related remaining combined net unrealized losses of $103.8 million in accumulated other comprehensive income (loss) will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

March 31, 2025
U.S. Government agencies	$456,545	$—	$456,545	$—	$(83,796)	$372,749
Mortgage-backed securities	1,048,170	—	1,048,170	313	(111,288)	937,195
State and political subdivisions	1,857,076	(171)	1,856,905	44	(474,041)	1,382,908
Other securities	256,979	(3,043)	253,936	—	(17,163)	236,773
Total HTM	$3,618,770	$(3,214)	$3,615,556	$357	$(686,288)	$2,929,625

December 31, 2024
U.S. Government agencies	$455,869	$—	$455,869	$—	$(95,961)	$359,908
Mortgage-backed securities	1,070,032	—	1,070,032	212	(133,746)	936,498
State and political subdivisions	1,857,373	(196)	1,857,177	20	(436,061)	1,421,136
Other securities	256,576	(3,018)	253,558	—	(21,149)	232,409
Total HTM	$3,639,850	$(3,214)	$3,636,636	$232	$(686,917)	$2,949,951

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of March 31, 2025, HTM MBS consisted of $134.2 million and $914.0 million of commercial MBS and residential MBS, respectively. As of December 31, 2024, HTM MBS consisted of $136.0 million and $934.1 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

March 31, 2025
U.S. Treasury	$700	$—	$—	$(1)	$699
U.S. Government agencies	53,173	—	3	(858)	52,318
Mortgage-backed securities	1,508,611	—	72	(127,770)	1,380,913
State and political subdivisions	1,031,456	—	21	(198,579)	832,898
Other securities	235,000	—	210	(10,189)	225,021
Total AFS	$2,828,940	$—	$306	$(337,397)	$2,491,849

December 31, 2024
U.S. Treasury	$999	$—	$—	$(3)	$996
U.S. Government agencies	55,589	—	5	(1,047)	54,547
Mortgage-backed securities	1,545,539	—	4	(152,784)	1,392,759
State and political subdivisions	1,015,619	—	132	(157,569)	858,182
Other securities	235,028	—	166	(12,252)	222,942
Total AFS	$2,852,774	$—	$307	$(323,655)	$2,529,426

As of March 31, 2025, AFS MBS consisted of $515.9 million and $865.0 million of commercial MBS and residential MBS, respectively. As of December 31, 2024, AFS MBS consisted of $517.2 million and $875.5 million of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at March 31, 2025 was $17.1 million and $21.5 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
March 31, 2025
U.S. Treasury	$—	$—	$699	$(1)	$699	$(1)
U.S. Government agencies	1,708	(21)	49,184	(837)	50,892	(858)
Mortgage-backed securities	7,055	(15)	1,364,722	(127,755)	1,371,777	(127,770)
State and political subdivisions	14,153	(192)	806,319	(198,387)	820,472	(198,579)
Other securities	4,925	(75)	163,462	(10,114)	168,387	(10,189)
Total AFS	$27,841	$(303)	$2,384,386	$(337,094)	$2,412,227	$(337,397)

December 31, 2024
U.S. Treasury	$—	$—	$996	$(3)	$996	$(3)
U.S. Government agencies	717	(7)	51,186	(1,040)	51,903	(1,047)
Mortgage-backed securities	7,480	(189)	1,384,532	(152,595)	1,392,012	(152,784)
State and political subdivisions	16,843	(195)	829,754	(157,374)	846,597	(157,569)
Other securities	12,912	(20)	162,803	(12,232)	175,715	(12,252)
Total AFS	$37,952	$(411)	$2,429,271	$(323,244)	$2,467,223	$(323,655)

As of March 31, 2025, the Company’s investment portfolio included $2.49 billion of AFS securities, of which $2.41 billion, or 96.8%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Furthermore, the decline in fair value for each of the above AFS securities is attributable to the rates for those investments yielding less than current market rates. Management does not believe any of the securities are impaired due to reasons of credit quality. Management believes the declines in fair value for the securities are temporary. As of March 31, 2025, management does not have, and at December 31, 2024 the Company did not have, the immediate intent to sell the securities, and management believes the accounting standard of “more likely than not” has not been met regarding whether the Company would be required to sell any of the AFS securities before recovery of amortized cost.

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

The following table details activity in the allowance for credit losses by investment security type for the three months ended March 31, 2025 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2025
Held-to-maturity
Beginning balance, January 1, 2025	$196	$3,018	$3,214
Provision for credit loss expense	—	—	—
Net (decrease) increase in allowance on previously impaired securities	(25)	25	—
Ending balance, March 31, 2025	$171	$3,043	$3,214

Activity in the allowance for credit losses by investment security type for the three months ended March 31, 2024 on the Company’s HTM securities portfolio was as follows:

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2024
Held-to-maturity
Beginning balance, January 1, 2024	$2,006	$1,208	$3,214
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	246	(246)	—
Ending balance, March 31, 2024	$2,252	$962	$3,214

Based upon the Company’s analysis of the underlying risk characteristics of its HTM and AFS portfolios, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s securities portfolios recorded for the three month periods ended March 31, 2025 or 2024.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2025:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$182,720	$300,211	$—	$482,931	$—
Aa/AA	627,418	527,544	—	1,154,962	—
A	38,657	160,694	—	199,351	103,536
Baa/BBB	—	4,388	—	4,388	153,443
Not Rated	15,444	—	—	15,444	—
Total	$864,239	$992,837	$—	$1,857,076	$256,979

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

Income earned on securities for the three months ended March 31, 2025 and 2024, is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Taxable:
Held-to-maturity	$10,399	$11,003
Available-for-sale	21,185	31,195

Non-taxable:
Held-to-maturity	10,051	10,100
Available-for-sale	5,622	5,703
Total	$47,257	$58,001

The amortized cost and estimated fair value by maturity of securities as of March 31, 2025 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,940	$1,936	$4,510	$4,480
After one through five years	88,294	83,044	107,184	106,936
After five through ten years	381,912	337,841	193,731	182,383
After ten years	2,098,454	1,569,609	1,014,687	816,920
Securities not due on a single maturity date	1,048,170	937,195	1,508,611	1,380,913
Other securities (no maturity)	—	—	217	217
Total	$3,618,770	$2,929,625	$2,828,940	$2,491,849

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.22 billion at March 31, 2025 and $2.36 billion at December 31, 2024.

There were no gross realized gains and no gross realized losses from the call or sale of securities during the three months ended March 31, 2025 and 2024, as they were recognized at book value of the security. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2025 and 2024.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 22, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 3: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2025, the Company’s loan portfolio was $17.09 billion, compared to $17.01 billion at December 31, 2024. The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$179,680	$181,675
Other consumer	97,198	127,319
Total consumer	276,878	308,994
Real Estate:
Construction and development	2,778,245	2,789,249
Single family residential	2,647,451	2,689,946
Other commercial	8,051,304	7,912,336
Total real estate	13,477,000	13,391,531
Commercial:
Commercial	2,372,681	2,434,175
Agricultural	264,469	261,154
Total commercial	2,637,150	2,695,329
Other	703,050	610,083
Total loans	$17,094,078	$17,005,937

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $6.1 million and $7.2 million at March 31, 2025 and December 31, 2024, respectively, and (ii) deferred origination costs and fees of $8.4 million and $9.6 million at March 31, 2025 and December 31, 2024, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $78.7 million and $78.8 million at March 31, 2025 and December 31, 2024, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of March 31, 2025 and December 31, 2024, the total outstanding balance of PPP loans was $1.0 million and $1.6 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$576	$565
Other consumer	380	678
Total consumer	956	1,243
Real estate:
Construction and development	13,452	10,681
Single family residential	32,495	33,972
Other commercial	66,930	28,524
Total real estate	112,877	73,177
Commercial:
Commercial	37,260	35,161
Agricultural	801	570
Total commercial	38,061	35,731
Other	3	3
Total	$151,897	$110,154

As of March 31, 2025 and December 31, 2024, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $1.1 million and $1.7 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2025
Consumer:
Credit cards	$1,628	$580	$2,208	$177,472	$179,680	$459
Other consumer	848	136	984	96,214	97,198	—
Total consumer	2,476	716	3,192	273,686	276,878	459
Real estate:
Construction and development	426	12,933	13,359	2,764,886	2,778,245	—
Single family residential	28,076	15,531	43,607	2,603,844	2,647,451	8
Other commercial	10,230	50,516	60,746	7,990,558	8,051,304	—
Total real estate	38,732	78,980	117,712	13,359,288	13,477,000	8
Commercial:
Commercial	4,496	26,367	30,863	2,341,818	2,372,681	27
Agricultural	185	725	910	263,559	264,469	—
Total commercial	4,681	27,092	31,773	2,605,377	2,637,150	27
Other	—	3	3	703,047	703,050	—
Total	$45,889	$106,791	$152,680	$16,941,398	$17,094,078	$494

December 31, 2024
Consumer:
Credit cards	$1,824	$635	$2,459	$179,216	$181,675	$529
Other consumer	1,752	381	2,133	125,186	127,319	—
Total consumer	3,576	1,016	4,592	304,402	308,994	529
Real estate:
Construction and development	332	10,530	10,862	2,778,387	2,789,249	—
Single family residential	34,651	16,013	50,664	2,639,282	2,689,946	—
Other commercial	5,433	26,973	32,406	7,879,930	7,912,336	—
Total real estate	40,416	53,516	93,932	13,297,599	13,391,531	—
Commercial:
Commercial	3,535	27,059	30,594	2,403,581	2,434,175	74
Agricultural	393	104	497	260,657	261,154	—
Total commercial	3,928	27,163	31,091	2,664,238	2,695,329	74
Other	276	3	279	609,804	610,083	—
Total	$48,196	$81,698	$129,894	$16,876,043	$17,005,937	$603

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the three month period ended March 31, 2025.

		Percent of
	Interest Rate	Total Class
(Dollars in thousands)	Reduction	of Loans
Three Months Ended March 31, 2025
Real estate:
Single family residential	$451	0.02%
Total real estate	$451

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three month period ended March 31, 2025. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

There were no loan modifications granted to borrowers experiencing financial difficulty during the three month period ended March 31, 2024.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one CRE loan, related to a downtown St. Louis hotel that was originated pre-pandemic, to a borrower experiencing financial difficulty with a period-end amortized cost basis of $26.9 million that was modified during the previous twelve months and which subsequently defaulted during the three months ended March 31, 2025. This CRE loan was placed on nonaccrual status during the period. There was one commercial loan to a borrower experiencing financial difficulty with a period-end amortized cost basis of $23,000 that was modified during the previous twelve months and which subsequently defaulted during the three months ended March 31, 2024. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At March 31, 2025 and December 31, 2024, the Company had $5.9 million and $4.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2025 and December 31, 2024, the Company had $1.2 million and $1.3 million, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

Credit Quality Indicators – As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk rating of commercial and real estate loans, (ii) the level of classified commercial and real estate loans, (iii) net charge-offs, (iv) nonperforming loans (see details above) and (v) the general economic conditions of the Company’s local markets.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of March 31, 2025, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025 (YTD)	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$177,472	$—	$177,472
30-89 days past due	—	—	—	—	—	—	1,628	—	1,628
90+ days past due	—	—	—	—	—	—	580	—	580
Total consumer - credit cards	—	—	—	—	—	—	179,680	—	179,680
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	1,460	—	1,460
Consumer - other
Delinquency:
Current	14,694	29,273	14,353	14,538	3,803	1,679	17,874	—	96,214
30-89 days past due	6	149	203	445	22	4	19	—	848
90+ days past due	—	60	26	12	38	—	—	—	136
Total consumer - other	14,700	29,482	14,582	14,995	3,863	1,683	17,893	—	97,198
Current-period consumer - other gross charge-offs	—	450	126	368	32	36	58	—	1,070
Real estate - C&D
Risk rating:
Pass	18,222	44,186	110,827	62,199	26,930	36,214	2,461,129	—	2,759,707
Special mention	—	—	—	49	—	370	2,869	—	3,288
Substandard	—	59	63	102	457	79	14,490	—	15,250
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	18,222	44,245	110,890	62,350	27,387	36,663	2,478,488	—	2,778,245
Current-period real estate - C&D gross charge-offs	—	—	—	—	—	—	—	—	—
Real estate - SF residential
Delinquency:
Current	58,690	225,634	310,195	545,289	294,653	695,559	473,824	—	2,603,844
30-89 days past due	—	1,332	1,695	8,582	2,076	12,484	1,907	—	28,076
90+ days past due	—	880	1,526	2,857	964	5,782	3,522	—	15,531
Total real estate - SF residential	58,690	227,846	313,416	556,728	297,693	713,825	479,253	—	2,647,451
Current-period real estate - SF residential gross charge-offs	—	13	—	—	42	—	103	—	158

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025 (YTD)	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Real estate - other commercial
Risk rating:
Pass	$270,315	$591,253	$442,670	$1,444,686	$1,001,908	$989,293	$2,829,154	$—	$7,569,279
Special mention	—	9,693	16,260	35,702	5,857	18,346	122,853	—	208,711
Substandard	—	13,062	19,860	10,246	2,644	45,275	182,227	—	273,314
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	270,315	614,008	478,790	1,490,634	1,010,409	1,052,914	3,134,234	—	8,051,304
Current-period real estate - other commercial gross charge-offs	—	—	—	—	—	56	4,211	—	4,267
Commercial
Risk rating:
Pass	94,983	223,010	214,831	236,156	108,831	55,817	1,344,729	187	2,278,544
Special mention	—	736	2,556	593	322	1,058	28,691	—	33,956
Substandard	32	13,909	3,389	7,457	2,866	7,759	24,766	—	60,178
Doubtful and loss	—	—	—	3	—	—	—	—	3
Total commercial	95,015	237,655	220,776	244,209	112,019	64,634	1,398,186	187	2,372,681
Current-period commercial - gross charge-offs	—	28	404	874	641	186	2,110	—	4,243
Commercial - agriculture
Risk rating:
Pass	24,673	23,394	19,784	17,619	6,247	3,380	166,247	—	261,344
Special mention	—	—	4	139	—	4	1,436	—	1,583
Substandard	—	214	143	40	26	162	957	—	1,542
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	24,673	23,608	19,931	17,798	6,273	3,546	168,640	—	264,469
Current-period commercial - agriculture gross charge-offs	—	—	—	—	—	—		—	—
Other
Delinquency:
Current	14,736	68,197	35,157	135,869	26,705	29,918	392,465	—	703,047
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	14,736	68,197	35,157	135,869	26,705	29,921	392,465	—	703,050
Current-period other - gross charge-offs	—	—	—	—	—	—	63	—	63
Total	$496,351	$1,245,041	$1,193,542	$2,522,583	$1,484,349	$1,903,186	$8,248,839	$187	$17,094,078

The following table presents a summary of loans by credit quality indicator, as of December 31, 2024, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$179,216	$—	$179,216
30-89 days past due	—	—	—	—	—	—	1,824	—	1,824
90+ days past due	—	—	—	—	—	—	635	—	635
Total consumer - credit cards	—	—	—	—	—	—	181,675	—	181,675
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,437	—	6,437
Consumer - other
Delinquency:
Current	63,986	17,227	17,877	4,713	1,304	893	19,186	—	125,186
30-89 days past due	515	176	701	59	14	2	285	—	1,752
90+ days past due	85	56	183	20	—	35	2	—	381
Total consumer - other	64,586	17,459	18,761	4,792	1,318	930	19,473	—	127,319
Current-period consumer - other gross charge-offs	192	680	553	98	13	10	292	—	1,838
Real estate - C&D
Risk rating:
Pass	50,288	113,056	71,908	28,921	18,187	20,653	2,468,334	—	2,771,347
Special mention	—	—	50	—	—	376	2,862	—	3,288
Substandard	59	409	66	532	—	88	13,460	—	14,614
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	50,347	113,465	72,024	29,453	18,187	21,117	2,484,656	—	2,789,249
Current-period real estate - C&D gross charge-offs	162	—	—	—	—	—	521	—	683
Real estate - SF residential
Delinquency:
Current	225,040	324,605	559,278	314,700	187,752	543,590	484,317	—	2,639,282
30-89 days past due	1,205	4,201	9,578	3,316	1,525	12,389	2,437	—	34,651
90+ days past due	1,016	606	4,578	630	1,299	3,951	3,933	—	16,013
Total real estate - SF residential	227,261	329,412	573,434	318,646	190,576	559,930	490,687	—	2,689,946
Current-period real estate - SF residential gross charge-offs	3	190	231	—	37	134	247	—	842
Real estate - other commercial
Risk rating:
Pass	603,206	490,128	1,519,950	1,021,169	419,769	646,399	2,800,863	—	7,501,484
Special mention	9,479	16,272	12,401	9,494	1,472	12,754	111,466	—	173,338
Substandard	12,093	17,099	11,399	3,063	12,073	31,126	150,661	—	237,514
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	624,778	523,499	1,543,750	1,033,726	433,314	690,279	3,062,990	—	7,912,336
Current-period real estate - other commercial gross charge-offs	—	5,202	38	15	—	1	168	—	5,424

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	$245,945	$253,518	$257,227	$118,910	$28,620	$44,606	$1,411,467	$200	$2,360,493
Special mention	112	583	523	313	6	1,025	7,498	—	10,060
Substandard	10,743	2,035	8,317	2,876	2,954	5,923	30,771	—	63,619
Doubtful and loss	—	—	3	—	—	—	—	—	3
Total commercial	256,800	256,136	266,070	122,099	31,580	51,554	1,449,736	200	2,434,175
Current-period commercial - gross charge-offs	536	1,087	5,311	3,500	913	1,994	13,289	—	26,630
Commercial - agriculture
Risk rating:
Pass	30,103	23,222	20,673	8,220	2,825	1,209	169,849	—	256,101
Special mention	—	—	111	—	—	—	2,299	—	2,410
Substandard	1,222	14	29	—	123	14	1,241	—	2,643
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	31,325	23,236	20,813	8,220	2,948	1,223	173,389	—	261,154
Current-period commercial - agriculture gross charge-offs	—	222	—	8	6	—	1	—	237
Other
Delinquency:
Current	71,671	35,574	136,416	26,930	1,287	30,085	307,841	—	609,804
30-89 days past due	—	276	—	—	—	—	—	—	276
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	71,671	35,850	136,416	26,930	1,287	30,088	307,841	—	610,083
Current-period other - gross charge-offs	—	—	—	—	—	—	473	—	473
Total	$1,326,768	$1,299,057	$2,631,268	$1,543,866	$679,210	$1,355,121	$8,170,447	$200	$17,005,937

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of March 31, 2025, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in March 2025 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $95.4 million and $102.6 million as of March 31, 2025 and December 31, 2024, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
March 31, 2025
Construction and development	$3,594	$—	$3,594
Single family residential	—	—	—
Other commercial real estate	69,429	—	69,429
Commercial	—	22,376	22,376
Total	$73,023	$22,376	$95,399

December 31, 2024
Construction and development	$1,251	$—	$1,251
Single family residential	—	—	—
Other commercial real estate	69,429	—	69,429
Commercial	—	31,900	31,900
Total	$70,680	$31,900	$102,580

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2025
Beginning balance, January 1, 2025	$41,587	$181,962	$6,007	$5,463	$235,019
Provision for credit loss expense	1,572	22,443	1,359	1,423	26,797
Charge-offs	(4,243)	(4,425)	(1,460)	(1,133)	(11,261)
Recoveries	997	99	211	306	1,613
Net (charge-offs) recoveries	(3,246)	(4,326)	(1,249)	(827)	(9,648)
Ending balance, March 31, 2025	$39,913	$200,079	$6,117	$6,059	$252,168

Activity in the allowance for credit losses for the three months ended March 31, 2024 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	2,872	5,359	1,298	677	10,206
Charge-offs	(4,593)	(2,857)	(1,646)	(732)	(9,828)
Recoveries	442	735	248	333	1,758
Net (charge-offs) recoveries	(4,151)	(2,122)	(1,398)	(399)	(8,070)
Ending balance, March 31, 2024	$35,191	$180,414	$5,768	$5,994	$227,367

As of March 31, 2025, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three months ended March 31, 2025 reflected an incremental provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period, as well as the impact of updated economic assumptions.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended March 31, 2025 and December 31, 2024. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three month periods ended March 31, 2025 or 2024, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three month periods ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Provision for credit losses related to:
Loans	$26,797	$10,206
Unfunded commitments	—	—
Securities - HTM	—	—
Securities - AFS	—	—
Total	$26,797	$10,206

NOTE 4: RIGHT-OF-USE LEASE ASSETS AND LEASE LIABILITIES

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of March 31, 2025 and December 31, 2024 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Right-of-use lease assets	$63,584	$67,224
Lease liabilities	65,776	69,319

Weighted average remaining lease term	8.02 years	8.33 years
Weighted average discount rate	3.73%	3.81%

Operating lease cost for the three month period ended March 31, 2025 was $4.1 million as compared to $4.0 million for the same period in 2024.

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Right-of-use lease assets	$63,584	$67,224
Premises and equipment:
Land	119,643	124,819
Buildings and improvements	412,569	404,223
Furniture, fixtures and equipment	124,979	123,741
Software	64,609	63,844
Construction in progress	16,805	24,262
Accumulated depreciation and amortization	(228,573)	(222,682)
Total premises and equipment, net	$573,616	$585,431

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at March 31, 2025 and December 31, 2024. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2025 or the year ended December 31, 2024.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Core deposit premiums:
Balance, beginning of year	$87,575	$101,344
Amortization	(3,120)	(13,769)
Balance, end of period	84,455	87,575
Books of business and other intangibles:
Balance, beginning of year	9,667	11,301
Amortization	(408)	(1,634)
Balance, end of period	9,259	9,667
Total other intangible assets, net	$93,714	$97,242

The carrying basis and accumulated amortization of the Company’s other intangible assets at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Core deposit premiums:
Gross carrying amount	$173,305	$177,624
Accumulated amortization	(88,850)	(90,049)
Core deposit premiums, net	84,455	87,575
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(12,809)	(12,401)
Books of business and other intangibles, net	9,259	9,667
Total other intangible assets, net	$93,714	$97,242

The Company’s estimated remaining amortization expense on other intangible assets as of March 31, 2025 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2025	$9,292
	2026	12,346
	2027	12,218
	2028	11,312
	2029	8,563
	Thereafter	39,983
	Total	$93,714

NOTE 7: TIME DEPOSITS

Time deposits included approximately $1.53 billion and $1.55 billion of certificates of deposit over $250,000 at March 31, 2025 and December 31, 2024, respectively. Brokered time deposits were $2.91 billion and $3.30 billion at March 31, 2025 and December 31, 2024, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Income taxes currently payable	$6,899	$5,755
Deferred income taxes	(1,087)	379
Provision for income taxes	$5,812	$6,134

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Loans acquired	$1,884	$2,141
Allowance for credit losses	59,152	55,196
Valuation of foreclosed assets	374	374
Tax NOLs from acquisition	10,210	9,945
Deferred compensation payable	3,978	3,989
Accrued equity and other compensation	5,493	9,323
Acquired securities	7,504	7,504
Right-of-use lease liability	15,577	16,416
Unrealized loss on AFS securities	125,565	128,873
Allowance for unfunded commitments	6,069	6,069
Other	7,154	7,163
Gross deferred tax assets	242,960	246,993
Deferred tax liabilities:
Goodwill and other intangible amortization	(37,575)	(38,139)
Accumulated depreciation	(24,529)	(24,489)
Right-of-use lease asset	(15,058)	(15,920)
Unrealized gain on swaps	(20,624)	(25,174)
Other	(12,842)	(13,268)
Gross deferred tax liabilities	(110,628)	(116,990)

Net deferred tax asset	$132,332	$130,003

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Computed at the statutory rate (21%)	$8,022	$9,451
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(272)	(425)
Discrete items related to share-based compensation	195	454
Tax exempt interest income	(3,808)	(3,867)
Tax exempt earnings on BOLI	(796)	(840)
Federal tax credits	(647)	(560)
Other differences, net	3,118	1,921
Actual tax provision	$5,812	$6,134

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $32.1 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $49.7 million and $36.7 million at March 31, 2025 and December 31, 2024, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2025
Repurchase agreements:
U.S. Government agencies	$49,733	$—	$—	$—	$49,733

December 31, 2024
Repurchase agreements:
U.S. Government agencies	$36,709	$—	$—	$—	$36,709

NOTE 10: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2025 and December 31, 2024 consisted of the following components:

	March 31,	December 31,
(In thousands)	2025	2024
Other Borrowings
FHLB advances, net of discount, due 2025 to 2033, 4.38% to 5.53% secured by real estate loans	$867,873	$727,945
Other long-term debt	16,990	17,427
Total other borrowings	884,863	745,372

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three-month SOFR rate, reset quarterly)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three-month SOFR rate, reset quarterly)	37,029	37,057
Unamortized debt issuance costs	(698)	(764)
Total subordinated notes and debentures	366,331	366,293
Total other borrowings and subordinated debt	$1,251,194	$1,111,665

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The Notes will mature on April 1, 2028 and initially bore interest at a fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate resets quarterly to an annual interest rate equal to the “then-current three month LIBOR rate” plus 215 basis points, payable quarterly in arrears, and the Company transitioned from the “then-current three month LIBOR rate” to the “three-month Secured Overnight Financing Rate (‘SOFR’), plus a comparable spread adjustment of 26.161 basis points,” beginning with interest accrued on the Notes from and after October 1, 2023. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness. The Notes qualify for Tier 2 capital treatment.

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

The Company had total outstanding FHLB advances of $867.9 million and $727.9 million at March 31, 2025 and December 31, 2024, respectively, which are primarily whole loan advances, are due less than one year from origination and therefore are classified as short-term advances by the Company. At March 31, 2025, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.60 billion and the Company had approximately $4.43 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at March 31, 2025, are as follows:

Year	(In thousands)
Remainder of 2025	$1,350
2026	1,824
2027	1,919
2028	332,792
2029	10,190
Thereafter	38,119
Total	$386,194

NOTE 11: CONTINGENT LIABILITIES

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2025, there were no shares of preferred stock issued or outstanding.

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

No shares were repurchased during the three month periods ended March 31, 2025 and 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

NOTE 13: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At March 31, 2025, undivided profits of Simmons Bank were approximately $561.1 million, $62.3 million of which were available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of March 31, 2025, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 12.21% at March 31, 2025.

NOTE 14: STOCK-BASED COMPENSATION

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the three months ended March 31, 2025:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2025	323	$22.92	—	$—	1,521	$21.04
Granted	—	—	—	—	605	21.02
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(350)	21.59
Forfeited/expired	(5)	22.20	—	—	(105)	26.58

Balance, March 31, 2025	318	$22.93	—	$—	1,671	$20.54

Exercisable, March 31, 2025	318	$22.93

The following table summarizes information about stock options under the plans outstanding at March 31, 2025:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$22.75	—	$22.75	249	0.36	$22.75	249	$22.75
23.51	—	23.51	62	0.80	23.51	62	23.51
24.07	—	24.07	7	0.46	24.07	7	24.07
$22.75	—	$24.07	318	0.45	$22.93	318	$22.93

The table below summarizes the Company’s performance stock unit activity for the three months ended March 31, 2025:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2025	523
Granted	124
Vested (earned)	(20)
Forfeited	(116)
Non-vested, March 31, 2025	511

Stock-based compensation expense was $5.3 million and $4.4 million during the three month periods ended March 31, 2025 and 2024, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2025. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $21.5 million at March 31, 2025. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.0 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at March 31, 2025. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $20.53 as of March 31, 2025, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2025 and 2024.

NOTE 15: EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing reported net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing reported net income available to common stockholders by the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income available to common stockholders	$32,388	$38,871

Average common shares outstanding	125,800	125,340
Average potential dilutive common shares	537	322
Average diluted common shares	126,337	125,662

Basic earnings per share	$0.26	$0.31
Diluted earnings per share	$0.26	$0.31

There were 317,660 stock options excluded from the three months ended March 31, 2025 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were 410,490 stock options excluded from the earnings per share calculation for the three months ended March 31, 2024 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2025	2024
Interest paid	$158,890	$167,127
Income taxes paid	445	422
Transfers of loans to foreclosed assets held for sale	1,210	661

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three months ended March 31, 2025 and 2024 was $8.0 million and $7.2 million, respectively.

Other operating expenses consisted of the following:

	Three Months Ended March 31,
(In thousands)	2025	2024
Professional services	$4,867	$4,067
Postage	2,280	2,037
Telephone	1,479	1,720
Credit card expense	3,029	3,328
Marketing	6,826	6,648
Software and technology	10,036	10,743
Operating supplies	627	639
Amortization of intangibles	3,527	3,850
Branch right sizing expense	994	236
Other expense	12,386	9,245
Total other operating expenses	$46,051	$42,513

NOTE 18: OPERATING SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company is organized with community and commercial banking groups. Each of these groups provide one or more similar banking services, including such products and services as loans; time deposits, checking and savings accounts; treasury management; and credit cards. Loan products include consumer, real estate, commercial, agricultural, equipment, warehouse lending and SBA lending. The individual banking groups have similar operating and economic characteristics. While the CODM monitors the revenue streams of the various products, services, branch locations, divisions and groups, operations are managed, financial performance is evaluated, and management makes decisions on how to allocate resources, on a Company-wide basis. Accordingly, the respective groups are considered by management to be aggregated into one reportable operating segment.

The Company also considers its wealth group, which provides trust and investment services, as well as insurance services, to be operating segments. Information on these segments is not reported separately since they do not meet the quantitative thresholds under ASC Topic 280-10-50-12, and, as a result, are reported within “Other” in the following table.

The Company’s CODM is the chief executive officer. The CODM evaluates the performance of the Company’s reportable operating segments using net interest income and net income. The CODM analyzes on the spread between interest revenue and interest expense (net interest income) to assess performance and to allocate operating and capital resources. Therefore, interest revenue is presented net of interest expense. Additionally, the CODM reviews budgeted net income versus actual net income of the Company to allocate resources to meet the Company’s strategic objectives.

The following table provides a summary of the Company’s reportable operating segment results for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025			March 31, 2024
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$162,872	$550	$163,422	$151,919	$(13)	$151,906
Noninterest income	36,359	9,796	46,155	34,201	8,983	43,184
Total net revenue	199,231	10,346	209,577	186,120	8,970	195,090
Noninterest expense:
Salaries and employee benefits	70,024	4,800	74,824	68,243	4,410	72,653
Occupancy expense, net	12,174	477	12,651	11,807	451	12,258
Furniture and equipment expense	5,465	—	5,465	5,140	1	5,141
Deposit insurance	5,391	—	5,391	7,135	—	7,135
Other operating expenses (1)	44,919	1,330	46,249	41,025	1,667	42,692
Total noninterest expense	137,973	6,607	144,580	133,350	6,529	139,879
Income before provision for credit losses and income taxes	61,258	3,739	64,997	52,770	2,441	55,211
Provision for credit losses	26,797	—	26,797	10,206	—	10,206
Income tax expense	5,802	10	5,812	6,105	29	6,134
Net income	$28,659	$3,729	$32,388	$36,459	$2,412	$38,871

(In thousands)	Community and Commercial Banking	Other	Consolidated
Assets as of:
March 31, 2025	$26,785,600	$7,391	$26,792,991
March 31, 2024	$27,365,379	$6,796	$27,372,175
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

At March 31, 2025, the Company had outstanding commitments to extend credit aggregating approximately $762.4 million and $4.19 billion for credit card commitments and other loan commitments, respectively. At December 31, 2024, the Company had outstanding commitments to extend credit aggregating approximately $756.9 million and $4.03 billion for credit card commitments and other loan commitments, respectively.

As of March 31, 2025, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $33.3 million. At December 31, 2024, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $17.8 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $49.4 million and $41.6 million at March 31, 2025 and December 31, 2024, respectively, with terms ranging from 9 months to 15 years. At March 31, 2025 and December 31, 2024, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $1.30 billion and $1.12 billion at March 31, 2025 and December 31, 2024, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2025 and December 31, 2024, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Available-for-sale securities
U.S. Treasury	$699	$699	$—	$—
U.S. Government agencies	52,318	—	52,318	—
Mortgage-backed securities	1,380,913	—	1,380,913	—
State and political subdivisions	832,898	—	832,898	—
Other securities	225,021	—	225,021	—
Mortgage loans held for sale	8,351	—	—	8,351
Derivative asset	109,290	—	109,290	—
Derivative liability	(24,599)	—	(24,599)	—

December 31, 2024
Available-for-sale securities
U.S. Treasury	$996	$996	$—	$—
U.S. Government agencies	54,547	—	54,547	—
Mortgage-backed securities	1,392,759	—	1,392,759	—
States and political subdivisions	858,182	—	858,182	—
Other securities	222,942	—	222,942	—
Mortgage loans held for sale	11,417	—	—	11,417
Derivative asset	127,474	—	127,474	—
Derivative liability	(24,032)	—	(24,032)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Individually assessed loans (1) (2) (collateral-dependent)	$95,399	$—	$—	$95,399
Foreclosed assets and other real estate owned (1)	428	—	—	428

December 31, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$102,580	$—	$—	$102,580
Foreclosed assets and other real estate owned (1)	881	—	—	881
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $42.8 million and $30.1 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2025 and December 31, 2024, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2025
Financial assets:
Cash and cash equivalents	$634,286	$634,286	$—	$—	$634,286
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,615,556	—	2,929,625	—	2,929,625
Interest receivable	117,398	—	117,398	—	117,398
Loans, net	16,841,910	—	—	16,266,425	16,266,425

Financial liabilities:
Noninterest bearing transaction accounts	4,455,255	—	4,455,255	—	4,455,255
Interest bearing transaction accounts and savings deposits	11,265,554	—	11,265,554	—	11,265,554
Time deposits	5,963,811	—	—	5,949,775	5,949,775
Federal funds purchased and securities sold under agreements to repurchase	50,133	—	50,133	—	50,133
Other borrowings	884,863	—	883,754	—	883,754
Subordinated notes and debentures	366,331	—	365,081	—	365,081
Interest payable	52,636	—	52,636	—	52,636

December 31, 2024
Financial assets:
Cash and cash equivalents	$687,377	$687,377	$—	$—	$687,377
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,636,636	—	2,949,951	—	2,949,951
Interest receivable	123,243	—	123,243	—	123,243
Loans, net	16,770,918	—	—	16,153,128	16,153,128

Financial liabilities:
Noninterest bearing transaction accounts	4,460,517	—	4,460,517	—	4,460,517
Interest bearing transaction accounts and savings deposits	10,982,022	—	10,982,022	—	10,982,022
Time deposits	6,443,211	—	—	6,429,309	6,429,309
Federal funds purchased and securities sold under agreements to repurchase	37,109	—	37,109	—	37,109
Other borrowings	745,372	—	743,940	—	743,940
Subordinated notes and debentures	366,293	—	361,332	—	361,332
Interest payable	67,111	—	67,111	—	67,111

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the three month period ended March 31, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $7.9 million.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				March 31, 2025		December 31, 2024
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$84,635	$1,001,715	$103,366

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Investment securities - Available-for-sale	$951,166	$934,132	$84,874	$103,595

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	March 31, 2025		December 31, 2024
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$921,587	$24,655	$748,752	$24,108
Derivative liabilities	922,510	24,599	749,683	24,032

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $22.7 million as of March 31, 2025.

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

The Company has no outstanding notional values related to energy hedge swap contracts as of March 31, 2025. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of Simmons First National Corporation (“the Company”) and subsidiaries as of March 31, 2025, and the related condensed consolidated statements of income, comprehensive income (loss), cash flows and stockholders’ equity for the three month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 /s/ Forvis Mazars, LLP

Little Rock, Arkansas
May 8, 2025

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended March 31, 2025 to our results of operations for the three months ended December 31, 2024 and March 31, 2024, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

During the first three months of 2025, we demonstrated continued improvement in profitability fundamentals. Increases in loans and customer deposits combined with a decrease in wholesale funding have driven a healthy increase in our net interest margin and positive trends in total revenue. While we continue to operate against a backdrop of uncertainty concerning the macroeconomic environment and the timing of lower interest rates, we are comforted by our strong capital and liquidity positions:

•Total deposits as of March 31, 2025 were $21.68 billion, compared to $21.89 billion as of December 31, 2024. Uninsured, non-collateralized deposits as of March 31, 2025 were approximately $4.54 billion, or 21% of total deposits.
•Capital levels were steady during the quarter, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of March 31, 2025 (see Table 11 in the Risk-Based Capital section below). As of March 31, 2025, our ratio of common equity to total assets was 13.18%, the ratio of tangible common equity to tangible assets was 8.34% and our Tier 1 leverage ratio was 9.83%.
•Significant liquidity position with a loan to deposit ratio of 79% and 78% as of March 31, 2025 and December 31, 2024, respectively. Additional liquidity sources available to us as of March 31, 2025 totaled $10.41 billion and our uninsured, non-collateralized deposit coverage ratio was 2.3x.
Our net income for the three months ended March 31, 2025 was $32.4 million, or $0.26 diluted earnings per share, compared to net income of $48.3 million, or $0.38 diluted earnings per share, and $38.9 million, or $0.31 diluted earnings per share, for the three months ended December 31, 2024 and March 31, 2024, respectively. Included in the results were certain items related to our branch right sizing initiatives, early retirement program costs (for the three months ended March 31, 2024 and December 31, 2024) and a FDIC special assessment (for the three months ended March 31, 2024). Excluding these certain items and the tax effect, adjusted earnings for the three months ended March 31, 2025 were $33.1 million, or $0.26 adjusted diluted earnings per share, compared to $49.6 million, or $0.39 adjusted diluted earnings per share, and $40.4 million, or $0.32 adjusted diluted earnings per share, for the three months ended December 31, 2024 and March 31, 2024, respectively.

During the quarter, we increased the loss provision on two specific credit relationships that we have been watching for some time due to unfavorable events that occurred for both during the three months ended March 31, 2025. Otherwise, we believe the asset quality in our portfolio remains sound and reflects our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of March 31, 2025, December 31, 2024, and March 31, 2024 were $152.4 million, $110.8 million, and $107.3 million, respectively. Nonperforming assets as a percent of total assets were 0.61% at March 31, 2025, compared to 0.45% at December 31, 2024 and 0.41% at March 31, 2024.

As of March 31, 2025, stockholders’ equity was $3.53 billion, book value per share was $28.04 and tangible book value per share was $16.81.

Total loans were $17.09 billion at March 31, 2025, compared to $17.01 billion at December 31, 2024. Our unfunded commitments were $4.19 billion and $4.03 billion as of March 31, 2025 and December 31, 2024, respectively. Our commercial loan pipeline totaled $1.81 billion as of March 31, 2025, compared to $1.26 billion at December 31, 2024.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of March 31, 2025, has approximately $26.8 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected credit losses and risks inherent in the loan portfolio. Our allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with Accounting Standards Codification (“ASC”) Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is based on our reasonable and supportable economic forecasts, historical loss experience and other qualitative adjustments. For further information see the section Allowance for Credit Losses below.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of March 31, 2025. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

In accordance with ASC Topic 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses various assumptions. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. For additional information, see Note 14, Stock-Based Compensation, in the accompanying Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

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

NET INTEREST INCOME

Overview

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors that determine the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of nonperforming loans and the amount of noninterest bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135%.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 44% of our loan portfolio and approximately 92% of our time deposits have repriced in one year or less. As of March 31, 2025, our interest rate sensitivity shows that approximately 51% of our loans and 97% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended March 31, 2025, net interest income on a fully taxable equivalent basis was $169.8 million, a decrease of $1.5 million, or 0.9%, compared to the three months ended December 31, 2024. The decrease in net interest income was primarily the result of an $18.2 million decrease in fully tax equivalent interest income, partially offset by a $16.6 million decrease in interest expense.

The decrease in interest income on a fully taxable equivalent basis primarily resulted from a $15.0 million decrease in interest income on loans, coupled with a decrease of $2.9 million in interest income on investment securities. The decrease in interest income provided by loans reflects a decrease attributable to loan volume of $4.6 million, coupled with a $10.4 million decrease in interest income related to loan yield. The loan yield for the first quarter of 2025 was 6.20% compared to 6.32% from the preceding sequential quarter, representing a 12 basis point decrease. The decrease in interest income on investment securities was primarily related to a $2.0 million decrease in interest income on taxable investment securities due to yield decreases of 15 basis points, combined with an $862,000 decrease attributable to volume related to our taxable investment portfolio, as our portfolio experienced pay downs and maturities during the three months ended March 31, 2025. The decrease in earning asset yields on a linked quarter basis was primarily driven by interest rate cuts at the end of 2024.

The $16.6 million decrease in interest expense is mostly due to the $11.4 million decrease related to deposit rates, largely due to the 23 basis point decrease related to deposit accounts, corresponding with the rate cuts mentioned previously. Also contributing to the decrease in interest expense over the comparative quarters are reductions in the outstanding balances under and rates on wholesale borrowings sources, which led to a $3.7 million decrease in interest expense during the quarter.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the three month period ended March 31, 2025 increased $11.5 million, or 7.3%, over the same period in 2024. The increase in net interest income on a fully taxable equivalent basis was the result of a $14.8 million decrease in fully tax equivalent interest income, more than offset by a $26.3 million decrease in interest expense.

The decrease in interest income during the three month period ended March 31, 2025 primarily resulted from decreases in interest income on loans and investments. The decrease in interest income on loans was largely attributable to a 4 basis point decline in loan yield that resulted in a decrease of $4.1 million. Loan volume was relatively flat over the comparative periods. The decrease of $10.7 million in interest income on investment securities is primarily related to a $5.9 million decrease in interest income on taxable investment securities due to the decline in our taxable investment portfolio average balances which decreased by $621.9 million or 14.9%, as our portfolio experienced pay downs, maturities and a strategic sale of $251.5 million of lower-yielding available-for-sale (“AFS”) securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during the third quarter of 2024. A yield decrease in the taxable investment portfolio over the period of 46 basis points led to a decrease of $4.7 million in interest income on taxable investment securities.

The $26.3 million decrease in interest expense is mainly due to the decrease in our deposit account rates over the period. Interest expense decreased $18.6 million due to the decrease in rate of 43 basis points on interest-bearing deposit accounts and $2.8 million due to the decrease in deposit volume over the period. Further, a decrease of $3.9 million in interest expense was related to reductions in the amounts outstanding under and rates on wholesale borrowings sources over the comparative period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 2.95% for the three month period ended March 31, 2025, as compared to 2.87% and 2.66% for the three months ended December 31, 2024 and the three months ended March 31, 2024, respectively. Net interest margin experienced an 8 basis point increase for the three months ended March 31, 2025 compared to the preceding sequential quarter, while net interest margin increased 29 basis points during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase over both comparative periods was primarily due to lower deposits costs, as well as the reduced rate and use of wholesale funding that more than offset a decline on the yield and volume of earning assets. The increase when compared to the same period in the prior year was also aided by the strategic sale of lower-yielding AFS investment securities during the third quarter of 2024.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2025	2024	2024
Interest income	$307,837	$325,982	$322,649
FTE adjustment	6,414	6,424	6,422
Interest income – FTE	314,251	332,406	329,071
Interest expense	144,415	161,040	170,743
Net interest income – FTE	$169,836	$171,366	$158,328

Yield on earning assets – FTE	5.47%	5.57%	5.53%
Cost of interest bearing liabilities	3.17%	3.42%	3.64%
Net interest spread – FTE	2.30%	2.15%	1.89%
Net interest margin – FTE	2.95%	2.87%	2.66%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended
(In thousands)	March 31, 2025 compared to December 31, 2024	March 31, 2025 compared to March 31, 2024
Decrease due to change in earning assets	$(5,663)	$(5,427)
Decrease due to change in earning asset yields	(12,492)	(9,393)
Increase due to change in interest bearing liabilities	3,760	4,907
Increase due to change in interest rates paid on interest bearing liabilities	12,865	21,421
Increase (decrease) in net interest income	$(1,530)	$11,508

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$241,021	$2,703	4.55	$238,731	$2,913	4.85	$211,121	$3,010	5.73
Investment securities - taxable	3,540,559	31,584	3.62	3,633,138	34,459	3.77	4,162,455	42,198	4.08
Investment securities - non-taxable	2,608,070	21,217	3.30	2,633,148	21,260	3.21	2,635,368	21,301	3.25
Mortgage loans held for sale	8,142	122	6.08	10,713	180	6.68	9,048	148	6.58
Loans - including fees	16,920,050	258,625	6.20	17,212,034	273,594	6.32	16,900,496	262,414	6.24
Total interest earning assets	23,317,842	314,251	5.47	23,727,764	332,406	5.57	23,918,488	329,071	5.53
Non-earning assets	3,360,786			3,351,179			3,340,911
Total assets	$26,678,628			$27,078,943			$27,259,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,177,550	$67,895	2.46	$10,967,450	$72,369	2.63	$11,132,396	$78,692	2.84
Time deposits	6,160,429	62,559	4.12	6,397,251	70,661	4.39	6,448,014	73,241	4.57
Total interest bearing deposits	17,337,979	130,454	3.05	17,364,701	143,030	3.28	17,580,410	151,933	3.48
Federal funds purchased and securities sold under agreements to repurchase	39,797	113	1.15	47,314	119	1.00	54,160	189	1.40
Other borrowings	706,402	7,714	4.43	932,366	11,386	4.86	873,278	11,649	5.37
Subordinated debt and debentures	366,312	6,134	6.79	366,274	6,505	7.07	366,160	6,972	7.66
Total interest bearing liabilities	18,450,490	144,415	3.17	18,710,655	161,040	3.42	18,874,008	170,743	3.64

Noninterest bearing liabilities:
Noninterest bearing deposits	4,342,948			4,491,361			4,654,179
Other liabilities	320,721			333,781			284,191
Total liabilities	23,114,159			23,535,797			23,812,378
Stockholders’ equity	3,564,469			3,543,146			3,447,021
Total liabilities and stockholders’ equity	$26,678,628			$27,078,943			$27,259,399
Net interest spread – FTE			2.30			2.15			1.89
Net interest margin – FTE		$169,836	2.95		$171,366	2.87		$158,328	2.66

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 and March 31, 2024, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended
	March 31, 2025 compared to December 31, 2024			March 31, 2025 compared to March 31, 2024
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$28	$(238)	$(210)	$390	$(697)	$(307)
Investment securities - taxable	(862)	(2,013)	(2,875)	(5,885)	(4,729)	(10,614)
Investment securities - non-taxable	(203)	160	(43)	(222)	138	(84)
Mortgage loans held for sale	(40)	(18)	(58)	(14)	(12)	(26)
Loans - including fees	(4,586)	(10,383)	(14,969)	304	(4,093)	(3,789)
Total	(5,663)	(12,492)	(18,155)	(5,427)	(9,393)	(14,820)

Interest expense:
Interest bearing transaction and savings accounts	1,365	(5,839)	(4,474)	318	(11,115)	(10,797)
Time deposits	(2,550)	(5,552)	(8,102)	(3,164)	(7,518)	(10,682)
Federal funds purchased and securities sold under agreements to repurchase	(20)	14	(6)	(45)	(31)	(76)
Other borrowings	(2,556)	(1,116)	(3,672)	(2,019)	(1,916)	(3,935)
Subordinated notes and debentures	1	(372)	(371)	3	(841)	(838)
Total	(3,760)	(12,865)	(16,625)	(4,907)	(21,421)	(26,328)
(Decrease) increase in net interest income	$(1,903)	$373	$(1,530)	$(520)	$12,028	$11,508

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings in order to maintain the allowance for credit losses at a level considered appropriate in relation to the estimated lifetime risk inherent in the loan portfolio. The level of provision to the allowance is based on management’s judgment, with consideration given to the composition, maturity and other qualitative characteristics of the portfolio, assessment of current economic conditions, reasonable and supportable forecasts, past due and nonperforming loans and historical net credit loss experience. It is management’s practice to review the allowance on a monthly basis and, after considering the factors previously noted, to determine the level of provision made to the allowance.

The provision for credit losses for the three months ended March 31, 2025 was $26.8 million as compared to $13.3 million for the three months ended December 31, 2024. Provision expense for both periods was related to loans and reflected loan growth in the quarters, as well as the impact of updated economic assumptions.

For the three months ended March 31, 2025, our provision for credit losses was $26.8 million as compared to $10.2 million for the same period ended March 31, 2024. The provision expense for the three months ended March 31, 2025 reflected a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period, as well as the impact of updated economic assumptions reflecting increased uncertainty. Provision expense for the same period ended March 31, 2024 was related to loans and reflected loan growth in the quarter, as well as the impact of updated economic assumptions.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended March 31, 2025, total noninterest income was $46.2 million, an increase of approximately $2.6 million or 6.0%, compared to the three month period ended December 31, 2024 and an increase of $3.0 million or 6.9%, as compared to the three months ended March 31, 2024. The increase for the three month period ended March 31, 2025 to both comparative periods is primarily related to an increase in fair value adjustments related to Small Business Investment Company (“SBIC”) investments and increased swap fee income, which are both included in “Other income” in the table below. The increase for the three month period ended March 31, 2025 as compared to the same period in 2024 was also due to a $1.2 million increase in wealth management fees.

Table 5 shows noninterest income for the three month periods ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2025	2024	2024
Service charges on deposit accounts	$12,635	$12,978	$11,955	$(343)	(2.6)%	$680	5.7%
Debit and credit card fees	8,446	8,323	8,246	123	1.5	200	2.4
Wealth management fees	9,629	9,658	8,398	(29)	(0.3)	1,231	14.7
Mortgage lending income	2,013	1,828	2,320	185	10.1	(307)	(13.2)
Bank owned life insurance income	4,092	3,780	3,814	312	8.3	278	7.3
Other service charges and fees	1,333	1,426	1,279	(93)	(6.5)	54	4.2
Other income	8,007	5,565	7,172	2,442	43.9	835	11.6
Total noninterest income	$46,155	$43,558	$43,184	$2,597	6.0%	$2,971	6.9%

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $32.0 million, $32.4 million and $29.9 million for the three month periods ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

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

Noninterest expense was $144.6 million for the three month period ended March 31, 2025, as compared to noninterest expense of $141.1 million for the three month period ended December 31, 2024, representing an increase of $3.5 million, or 2.5%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing and early retirement program costs (for the three months ended December 31, 2024), for the three months ended March 31, 2025 was $143.6 million, an increase of $4.3 million as compared to the three months ended December 31, 2024.

Noninterest expense for the three months ended March 31, 2025 increased by approximately $4.7 million or 3.4% as compared to the three months ended March 31, 2024. Adjusted noninterest expense, which excludes branch right sizing, FDIC special assessment (for the three months ended March 31, 2024) and early retirement program costs (for the three months ended March 31, 2024), increased $5.7 million, or 4.1%, as compared to the three months ended March 31, 2024.

Other noninterest expense increased $3.2 million during the three month period ended March 31, 2025 as compared to the preceding sequential quarter and increased $3.1 million during the three month period ended March 31, 2025 when compared to the same period in the prior year. The increase during the three month period ended March 31, 2025 as compared to both periods is primarily due to a $4.3 million charge related to a commercial customer deposit fraud event that was identified during the period.

Salaries and employee benefits expense increased $3.2 million during the three month period ended March 31, 2025 as compared to the preceding sequential quarter and increased $2.2 million during the three month period ended March 31, 2025 when compared to the same period in the prior year. The increase as compared to the preceding sequential quarter is primarily due to higher payroll taxes typically incurred during the first quarter, while the increase as compared to the same period in the prior year is primarily due to employee merit increases over the comparative periods.

Deposit insurance expense for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 and three months ended March 31, 2024 decreased by $159,000 and $1.7 million, respectively. While the variance in deposit insurance expense on a sequential quarter basis is relatively flat, the decrease on a year over year basis for the three months ended March 31, 2025 is significantly attributable to the additional FDIC special assessments totaling $1.5 million during the three months ended March 31, 2024, which were levied to support the Deposit Insurance Fund following the failure of certain banks in 2023.

Table 6 below shows noninterest expense for the three month periods ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2025	2024	2024
Salaries and employee benefits	$74,824	$71,588	$72,653	$3,236	4.5%	$2,171	3.0%
Occupancy expense, net	12,651	11,876	12,258	775	6.5	393	3.2
Furniture and equipment expense	5,465	5,671	5,141	(206)	(3.6)	324	6.3
Other real estate and foreclosure expense	198	317	179	(119)	(37.5)	19	10.6
Deposit insurance	5,391	5,550	7,135	(159)	(2.9)	(1,744)	(24.4)
Other operating expenses:
Professional services	4,867	6,229	4,067	(1,362)	(21.9)	800	19.7
Postage	2,280	2,228	2,037	52	2.3	243	11.9
Telephone	1,479	1,528	1,720	(49)	(3.2)	(241)	(14.0)
Debit and credit card	3,029	3,142	3,328	(113)	(3.6)	(299)	(9.0)
Marketing	6,826	7,303	6,648	(477)	(6.5)	178	2.7
Software and technology	10,036	10,354	10,743	(318)	(3.1)	(707)	(6.6)
Operating supplies	627	674	639	(47)	(7.0)	(12)	(1.9)
Amortization of intangibles	3,527	3,850	3,850	(323)	(8.4)	(323)	(8.4)
Branch right sizing	994	1,581	236	(587)	(37.1)	758	*
Other	12,386	9,226	9,245	3,160	34.3	3,141	34.0
Total noninterest expense	$144,580	$141,117	$139,879	$3,463	2.5%	$4,701	3.4%
_________________________
*Not meaningful

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

HTM and AFS investment securities were $3.62 billion and $2.49 billion, respectively, at March 31, 2025, compared to the HTM amount of $3.64 billion and AFS amount of $2.53 billion at December 31, 2024. We continue to look for opportunities to maximize the value of the investment portfolio.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. The related remaining combined net unrealized losses of $103.8 million in accumulated other comprehensive income (loss) as of March 31, 2025 will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

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

Furthermore, as of March 31, 2025, we have the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost, we do not have an immediate intent to sell the securities classified as AFS, and we believe the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. For the remainder of 2025, we may continue to evaluate targeted sales of AFS securities based on prevailing market conditions and our funding and liquidity positions. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2025, we believe the declines in fair value are temporary and we do not believe any of the securities are impaired due to reasons of credit quality.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the three months ended March 31, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $7.9 million.

LOAN PORTFOLIO

Our loan portfolio averaged $16.92 billion and $16.90 billion during the first three months of 2025 and 2024, respectively. As of March 31, 2025, total loans were $17.09 billion, an increase of $88.1 million from December 31, 2024. The increase in the loan balance during the first three months of 2025 when compared to December 31, 2024 is primarily due to growth in the commercial real estate and mortgage warehouse portfolios over the comparative period, while we continued to focus on maintaining prudent underwriting standards and pricing discipline. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	March 31,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$179,680	$181,675
Other consumer	97,198	127,319
Total consumer	276,878	308,994
Real estate:
Construction and development	2,778,245	2,789,249
Single family residential	2,647,451	2,689,946
Other commercial	8,051,304	7,912,336
Total real estate	13,477,000	13,391,531
Commercial:
Commercial	2,372,681	2,434,175
Agricultural	264,469	261,154
Total commercial	2,637,150	2,695,329
Other	703,050	610,083
Total loans before allowance for credit losses	$17,094,078	$17,005,937

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $276.9 million at March 31, 2025, or 1.6% of total loans, compared to $309.0 million, or 1.8% of total loans at December 31, 2024. The decrease in consumer loans from December 31, 2024, to March 31, 2025, was primarily due to loan payoffs and pay downs within the other consumer portfolio during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.48 billion at March 31, 2025, or 78.8% of total loans, compared to $13.39 billion, or 78.7%, of total loans at December 31, 2024, an increase of $85.5 million, or 0.6%. Our C&D loans decreased by $11.0 million, or 0.4%, single family residential loans decreased by $42.5 million, or 1.6%, and CRE loans increased by $139.0 million, or 1.8%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first three months of 2025. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.64 billion at March 31, 2025, or 15.4% of total loans, compared to $2.70 billion, or 15.8% of total loans at December 31, 2024, a decrease of $58.2 million, or 2.2% related to loan payoffs and pay downs during the period. Agricultural loans remained relatively flat with an increase of $3.3 million, or 1.3%.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first three months of 2025 as compared to December 31, 2024, leading to an increase of $93.0 million in other loans.

Our commercial loan pipeline consisting of all commercial loan opportunities was $1.81 billion at March 31, 2025 compared to $1.26 billion at December 31, 2024. Loans approved and ready to close at the end of the quarter totaled $756.8 million.

ASSET QUALITY

Nonperforming loans are comprised of (a) nonaccrual loans, (b) loans that are contractually past due 90 days and (c) other loans for which terms have been restructured to provide a reduction or deferral of interest or principal, because of deterioration in the financial position of the borrower. Simmons Bank recognizes income principally on the accrual basis of accounting. When loans are classified as nonaccrual, generally, the accrued interest is charged off and no further interest is accrued. Loans, excluding credit card loans, are placed on a nonaccrual basis either: (1) when there are serious doubts regarding the collectability of principal or interest, or (2) when payment of interest or principal is 90 days or more past due and either (i) not fully secured or (ii) not in the process of collection. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for credit losses.

When credit card loans reach 90 days past due and there are attachable assets, the accounts are considered for litigation. Credit card loans are generally charged off when payment of interest or principal exceeds 150 days past due. The credit card recovery group pursues account holders until it is determined, on a case-by-case basis, to be uncollectible.

Total nonperforming assets increased $41.1 million from December 31, 2024 to March 31, 2025. Nonaccrual loans increased by $41.7 million from December 31, 2024 and foreclosed assets held for sale and other real estate owned decreased $294,000 as compared to December 31, 2024. The increase in nonaccrual loans was primarily due to two specific credit relationships being placed on nonaccrual status during the period. One relationship totaling $26.9 million relates to a downtown St. Louis hotel that was originated pre-pandemic and has been on our classified list since April of 2021. This is the only credit relationship within our portfolio located in downtown St. Louis. The other relationship totaling $22.9 million relates to a fast-food operator and has been on our classified list since June of 2024 due to sector-related headwinds and global cash flow concerns with the borrower.

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

There were four loan modifications granted to borrowers experiencing financial difficulty during the three month period ended March 31, 2025. Such modifications included interest rate reductions and had a total period-end amortized cost basis of $451,000 at March 31, 2025.

The allowance for credit losses as a percent of total loans was 1.48% as of March 31, 2025. Nonperforming loans equaled 0.89% of total loans. Nonperforming assets were 0.61% of total assets, a 16 basis point increase from December 31, 2024. The allowance for credit losses was 165% of nonperforming loans. Our annualized net charge-offs to average total loans ratio for the first three months of 2025 was 0.23%. Annualized net credit card charge-offs to average total credit card loans were 2.72% for the first three months of 2025, compared to 2.93% during the full year 2024, and 176 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning nonperforming assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Nonperforming Assets

	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Nonaccrual loans (1)	$151,897	$110,154	$105,788
Loans past due 90 days or more (principal or interest payments)	494	603	1,527
Total nonperforming loans	152,391	110,757	107,315
Other nonperforming assets:
Foreclosed assets held for sale and other real estate owned	8,976	9,270	3,511
Other nonperforming assets	978	1,202	1,491
Total other nonperforming assets	9,954	10,472	5,002
Total nonperforming assets	$162,345	$121,229	$112,317

Allowance for credit losses to nonperforming loans	165%	212%	212%
Nonperforming loans to total loans	0.89%	0.65%	0.63%
Nonperforming assets to total assets	0.61%	0.45%	0.41%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $28.2 million and $597,000 at March 31, 2025 and December 31, 2024, respectively.

The interest income on nonaccrual loans is not considered material for the three month periods ended March 31, 2025 and 2024.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2025	2024
Balance, beginning of year	$235,019	$225,231

Loans charged off:
Credit card	1,460	1,646
Other consumer	1,133	732
Real estate	4,425	2,857
Commercial	4,243	4,593
Total loans charged off	11,261	9,828
Recoveries of loans previously charged off:
Credit card	211	248
Other consumer	306	333
Real estate	99	735
Commercial	997	442
Total recoveries	1,613	1,758
Net loans charged off	9,648	8,070
Provision for credit losses	26,797	10,206
Balance, March 31,	$252,168	$227,367

Loans charged off:
Credit card		4,791
Other consumer		1,579
Real estate		4,092
Commercial		22,274
Total loans charged off		32,736
Recoveries of loans previously charged off:
Credit card		843
Other consumer		1,063
Real estate		750
Commercial		1,153
Total recoveries		3,809
Net loans charged off		28,927
Provision for credit losses		36,579
Balance, end of year		$235,019

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three months ended March 31, 2025 and 2024, and for the year ended December 31, 2024, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of March 31, 2025, the allowance for credit losses reflected an increase of approximately $17.1 million from December 31, 2024, while total loans increased by $88.1 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first three months of 2025 was primarily due to a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period, as well as the impact of updated economic forecasts. Our allowance for credit losses at March 31, 2025 was considered appropriate given the current economic environment and other related factors.

The following table sets forth the sum of the amounts of the allowance for credit losses attributable to individual loans within each category, or loan categories in general. The table also reflects the percentage of loans in each category to the total loan portfolio for each of the periods indicated. The allowance for credit losses by loan category is determined by (i) our estimated reserve factors by category including applicable qualitative adjustments and (ii) any specific allowance allocations that are identified on individually evaluated loans. The amounts shown are not necessarily indicative of the actual future losses that may occur within individual categories.

Table 10: Allocation of Allowance for Credit Losses

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$6,117	1.1%	$6,007	1.1%
Other consumer	6,059	4.7%	5,463	4.3%
Real estate	200,079	78.8%	181,962	78.8%
Commercial	39,913	15.4%	41,587	15.8%
Total	$252,168	100.0%	$235,019	100.0%

Allowance for credit losses to period-end loans	1.48%		1.38%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 222 financial centers as of March 31, 2025. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of March 31, 2025, core deposits comprised 79.5% of our total deposits.

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

Our total deposits as of March 31, 2025, were $21.68 billion, compared to $21.89 billion as of December 31, 2024. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.72 billion at March 31, 2025, compared to $15.44 billion at December 31, 2024, an increase of $278.3 million. Total time deposits decreased $479.4 million to $5.96 billion at March 31, 2025, from $6.44 billion at December 31, 2024. We had $2.91 billion and $3.30 billion of brokered deposits at March 31, 2025, and December 31, 2024, respectively. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.25 billion and $1.11 billion at March 31, 2025 and December 31, 2024, respectively. The outstanding balance for March 31, 2025 includes $867.9 million in FHLB advances; $366.3 million in subordinated notes and unamortized debt issuance costs; and $17.0 million of other long-term debt. FHLB advances outstanding at March 31, 2025 are whole loan advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

CAPITAL

Overview

At March 31, 2025, total capital was $3.53 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2025, our common equity to asset ratio was 13.18% compared to 13.13% at year-end 2024.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

Stock Repurchase Program

In January 2022, our Board of Directors authorized a stock repurchase program (“2022 Program”) under which we could repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, our Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2024 Program, which replaced the 2022 Program, will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and will terminate on January 31, 2026 (unless terminated sooner).

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

No shares were repurchased during the three month periods ended March 31, 2025 and 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.2125 per share for the first three months of 2025 compared to $0.21 per share for the first three months of 2024, an increase of $0.0025, or 1%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2025, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The Company’s risk-based capital ratios at March 31, 2025 and December 31, 2024 are presented in Table 11 below:

Table 11: Risk-Based Capital

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Tier 1 capital:
Stockholders’ equity	$3,531,485	$3,528,872
CECL transition provision	—	30,873
Goodwill and other intangible assets	(1,381,953)	(1,385,128)
Unrealized loss on available-for-sale securities, net of income taxes	367,710	360,910
Total Tier 1 capital	2,517,242	2,535,527
Tier 2 capital:
Subordinated notes and debentures	366,331	366,293
Subordinated debt phase out	(132,000)	(132,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	257,769	222,313
Total Tier 2 capital	492,100	456,606
Total risk-based capital	$3,009,342	$2,992,133

Risk weighted assets	$20,621,540	$20,473,960

Assets for leverage ratio	$25,619,424	$26,037,459

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.21%	12.38%
Tier 1 leverage ratio	9.83%	9.74%
Tier 1 risk-based capital ratio	12.21%	12.38%
Total risk-based capital ratio	14.59%	14.61%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Qualifying subordinated debt of $234.3 million is included as Tier 2 and total capital of the Company for both periods ended March 31, 2025 and December 31, 2024.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, business strategies, product development, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, loan demand, deposit levels, investment in digital channels, critical accounting policies and estimates, net interest income, net interest margin, noninterest income, noninterest expense, the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, the estimated cost savings associated with the Company’s Better Bank Initiative, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity (including, among other things, the impact of rising or declining interest rates), economic conditions, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the FHLB and other agencies, capital resources, the expected expenses and cost savings associated with branch closures, market risk, plans for investments in (and cash flows from) securities and investment portfolio strategies, effect of pending and future litigation, staffing initiatives, estimated cost savings associated with the Company’s early retirement program and Better Bank Initiative, legal and regulatory limitations and compliance and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve, as well as legislative and regulatory changes); changes in tariff policies; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, loan demand, deposit flows, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock, specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry; cyber threats, attacks or events, including at third parties on which we rely for key services; the ability to collect amounts due under loan agreements; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns that led to the large regional bank failures during 2023 may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; fraud that results in material losses or that we have not discovered yet that may result in material losses; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; increased delinquency and foreclosure rates on commercial real estate and other loans; significant increases in nonaccrual loan balances; the effects of government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, cell-phone/tablet, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned and other cautionary statements set forth elsewhere in this report.

Additional information on factors that might cause the Company’s results to differ materially from those disclosed in the forward-looking statements is included in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report, the Company’s annual report on Form 10-K for the year ended December 31, 2024, and related disclosures in other filings with the SEC, which are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those in the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch right sizing costs, FDIC special assessment, early retirement program costs and tax effect}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest expense (non-GAAP), uninsured, non-collateralized deposits (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.415 billion and $1.418 billion total goodwill and other intangible assets for the periods ended March 31, 2025 and December 31, 2024, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 12: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except per share data)	2025	2024	2024
Net income available to common stockholders	$32,388	$48,319	$38,871
Certain items:
FDIC Special Assessment	—	—	1,549
Early retirement program	—	200	219
Branch right sizing (net)	994	1,581	236
Tax effect (1)	(260)	(466)	(524)
Certain items, net of tax	734	1,315	1,480
Adjusted earnings (non-GAAP)	$33,122	$49,634	$40,351

Diluted earnings per share(2)	$0.26	$0.38	$0.31
Certain items:
FDIC Special Assessment	—	—	0.01
Early retirement program	—	—	—
Branch right sizing (net)	—	0.01	—
Tax effect (1)	—	—	—
Certain items, net of tax	—	0.01	0.01
Adjusted diluted earnings per share (non-GAAP)	$0.26	$0.39	$0.32
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 15, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 13 below for the reconciliation of adjusted noninterest expense for the periods presented.

Table 13: Reconciliation of Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2025	2024	2024
Noninterest expense	$144,580	$141,117	$139,879
Certain items:
Early retirement program	—	(200)	(219)
FDIC Special Assessment	—	—	(1,549)
Branch right sizing	(994)	(1,581)	(236)
Total certain items	(994)	(1,781)	(2,004)
Adjusted noninterest expense (non-GAAP)	$143,586	$139,336	$137,875

See Table 14 below for the reconciliation of tangible book value per common share.

Table 14: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

	March 31,	December 31,
(In thousands, except per share data)	2025	2024
Total common stockholders’ equity	$3,531,485	$3,528,872
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(93,714)	(97,242)
Total intangibles	(1,414,513)	(1,418,041)
Tangible common stockholders’ equity	$2,116,972	$2,110,831
Shares of common stock outstanding	125,926,822	125,651,540

Book value per common share	$28.04	$28.08

Tangible book value per common share (non-GAAP)	$16.81	$16.80

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Total common stockholders’ equity	$3,531,485	$3,528,872
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(93,714)	(97,242)
Total intangibles	(1,414,513)	(1,418,041)
Tangible common stockholders’ equity	$2,116,972	$2,110,831

Total assets	$26,792,991	$26,876,049
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(93,714)	(97,242)
Total intangibles	(1,414,513)	(1,418,041)
Tangible assets	$25,378,478	$25,458,008

Ratio of common equity to assets	13.18%	13.13%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.34%	8.29%

See Table 16 below for the reconciliation of uninsured, non-collateralized deposits and the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 16: Reconciliation of Uninsured, Non-Collateralized Deposits and the Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

	March 31,	December 31,
(In thousands)	2025	2024
Uninsured deposits at Simmons Bank	$8,614,833	$8,467,291
Less: Collateralized deposits (excluding portion that is FDIC insured)	3,005,328	2,790,339
Less: Intercompany eliminations	1,073,500	1,045,734
Total uninsured, non-collateralized deposits	$4,536,005	$4,631,218

FHLB borrowing availability	$4,432,000	$4,716,000
Unpledged securities	4,197,000	4,103,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	1,780,000	2,081,000
Additional liquidity sources	$10,409,000	$10,900,000

Uninsured, non-collateralized deposit coverage ratio	2.3x	2.4x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2025, undivided profits of Simmons Bank were approximately $561.1 million, $62.3 million of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of March 31, 2025, Simmons Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $4.43 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 40.8% of the investment portfolio is classified as available-for-sale, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2025, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of 1.27% and 2.88%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in positive variances in net interest income of 0.07% and 0.52%, respectively, relative to the base case over the next 12 months. These results reflect a liability-sensitive balance sheet and are consistent with the Company’s shift toward short-term funding combined with relatively little change in the mix of interest-earning assets. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2025:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(2.88)%
Up 100 basis points	(1.27)%
Down 100 basis points	0.07%
Down 200 basis points	0.52%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 11, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In January 2022, our Board of Directors authorized a stock repurchase program (the “2022 Program”) under which we could repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, our Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2024 Program, which replaced the 2022 Program, will be executed in accordance with Rule 10b-18 under the Exchange Act and will terminate on January 31, 2026 (unless terminated sooner). The timing, pricing, and amount of any repurchases under the 2024 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements.

Information concerning our purchases of common stock during the quarter ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	$175,000,000
February 1, 2025 - February 28, 2025	—	—	—	$175,000,000
March 1, 2025 - March 31, 2025	—	—	—	$175,000,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Simmons Bank Endorsement Split-Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.16 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).
10.2	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan - 2025 Form).*
10.3	Form of Performance Cash Award Agreement (2023 Plan - 2025 Form).*
10.4	Form of Performance Share Unit Award Agreement (2023 Plan - 2025 Form).*
10.5	Executive Change in Control Severance Agreement for Christopher Van Steenberg dated February 25, 2025 (incorporated by reference to Exhibit 10.40 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).
10.6	Indemnification Agreement for Christopher Van Steenberg dated February 25, 2025 (incorporated by reference to Exhibit 10.41 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).
10.7	Form of Performance Cash Award Agreement – Chief Risk Officer (2023 Plan – 2025 Form).*
10.8	Form of Performance Share Unit Award Agreement – Chief Executive Officer (2023 Plan – 2025 Form).*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

Exhibit No.	Description
14.2	Simmons First National Corporation Finance Group Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
15.1	Awareness Letter of Forvis Mazars, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris Jr., Chairman and Chief Executive Officer.**
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.**
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 8, 2025	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2025	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)