Form 10-Q
period 2025-06-30
SIMMONS FIRST NATIONAL CORP
filed 2025-08-05
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2025, was 144,700,945.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2025

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2025 and December 31, 2024

	June 30,	December 31,
(In thousands, except share data)	2025	2024
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$398,081	$429,705
Interest bearing balances due from banks and federal funds sold	246,381	257,672
Cash and cash equivalents	644,462	687,377
Interest bearing balances due from banks - time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at June 30, 2025 and December 31, 2024	3,591,531	3,636,636
Available-for-sale, (amortized cost of $2,764,636 and $2,852,774 at June 30, 2025 and December 31, 2024, respectively)	2,405,320	2,529,426
Total investments	5,996,851	6,166,062
Mortgage loans held for sale	16,972	11,417
Loans	17,111,096	17,005,937
Allowance for credit losses on loans	(253,537)	(235,019)
Net loans	16,857,559	16,770,918
Premises and equipment	573,160	585,431
Foreclosed assets and other real estate owned	8,794	9,270
Interest receivable	120,443	123,243
Bank owned life insurance	535,481	531,805
Goodwill	1,320,799	1,320,799
Other intangible assets	90,617	97,242
Other assets	528,382	572,385
Total assets	$26,693,620	$26,876,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,468,237	$4,460,517
Interest bearing transaction accounts and savings deposits	11,176,791	10,982,022
Time deposits	6,179,962	6,443,211
Total deposits	21,824,990	21,885,750
Federal funds purchased and securities sold under agreements to repurchase	31,306	37,109
Other borrowings	634,349	745,372
Subordinated notes and debentures	366,369	366,293
Accrued interest and other liabilities	287,396	312,653
Total liabilities	23,144,410	23,347,177

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at June 30, 2025 and December 31, 2024; 125,996,248 and 125,651,540 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,260	1,257
Surplus	2,518,286	2,511,590
Undivided profits	1,410,564	1,376,935
Accumulated other comprehensive loss	(380,900)	(360,910)
Total stockholders’ equity	3,549,210	3,528,872
Total liabilities and stockholders’ equity	$26,693,620	$26,876,049

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$265,373	$270,937	$523,128	$532,427
Interest bearing balances due from banks and federal funds sold	2,531	2,964	5,234	5,974
Investment securities	46,898	55,050	94,155	113,051
Mortgage loans held for sale	221	194	343	342
TOTAL INTEREST INCOME	315,023	329,145	622,860	651,794

INTEREST EXPENSE
Deposits	126,339	153,033	256,793	304,966
Federal funds purchased and securities sold under agreements to repurchase	59	156	172	345
Other borrowings	10,613	15,025	18,327	26,674
Subordinated notes and debentures	6,188	7,026	12,322	13,998
TOTAL INTEREST EXPENSE	143,199	175,240	287,614	345,983

NET INTEREST INCOME	171,824	153,905	335,246	305,811
Provision for credit losses	11,945	11,099	38,742	21,305

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	159,879	142,806	296,504	284,506

NONINTEREST INCOME
Service charges on deposit accounts	12,588	12,252	25,223	24,207
Debit and credit card fees	8,567	8,162	17,013	16,408
Wealth management fees	9,464	9,187	19,093	17,585
Mortgage lending income	1,687	1,973	3,700	4,293
Bank owned life insurance income	3,890	3,876	7,982	7,690
Other service charges and fees	1,321	1,439	2,654	2,718
Other income	4,837	6,410	12,844	13,582
TOTAL NONINTEREST INCOME	42,354	43,299	88,509	86,483

NONINTEREST EXPENSE
Salaries and employee benefits	73,862	70,716	148,686	143,369
Occupancy expense, net	11,844	11,864	24,495	24,122
Furniture and equipment expense	5,474	5,623	10,939	10,764
Other real estate and foreclosure expense	216	117	414	296
Deposit insurance	4,917	5,682	10,308	12,817
Other operating expenses	42,276	45,352	88,327	87,865
TOTAL NONINTEREST EXPENSE	138,589	139,354	283,169	279,233

INCOME BEFORE INCOME TAXES	63,644	46,751	101,844	91,756
Provision for income taxes	8,871	5,988	14,683	12,122

NET INCOME	$54,773	$40,763	$87,161	$79,634
BASIC EARNINGS PER SHARE	$0.43	$0.32	$0.69	$0.64
DILUTED EARNINGS PER SHARE	$0.43	$0.32	$0.69	$0.63
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
NET INCOME	$54,773	$40,763	$87,161	$79,634

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(9,297)	363	(5,019)	(25,786)
Less: Realized gains (losses) on available-for-sale securities interest rate hedges	14,212	2,793	33,399	(12,582)
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(5,653)	(5,862)	(11,355)	(11,707)
Other comprehensive income (loss), before tax effect	(17,856)	3,432	(27,063)	(1,497)
Less: Tax effect of other comprehensive income (loss)	(4,666)	897	(7,073)	(391)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(13,190)	2,535	(19,990)	(1,106)

COMPREHENSIVE INCOME	$41,583	$43,298	$67,171	$78,528

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024

(In thousands)	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$87,161	$79,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,967	23,211
Provision for credit losses	38,742	21,305
Net amortization of investment securities and assets	8,207	8,907
Net amortization on borrowings	76	76
Stock-based compensation expense	8,612	7,537
Gain on sale of closed branches	(245)	—
(Gain) loss on sale of foreclosed assets and other real estate owned	(214)	186
Gain on sale of mortgage loans held for sale	(3,856)	(4,191)
Loss on sale of loans	22	234
Deferred income taxes	(2,745)	(1,238)
Income from bank owned life insurance	(7,989)	(8,041)
Originations of mortgage loans held for sale	(133,193)	(137,839)
Proceeds from sale of mortgage loans held for sale	131,494	138,350
Changes in assets and liabilities:
Interest receivable	2,800	(4,195)
Other assets	(18,601)	(13,082)
Accrued interest and other liabilities	(10,072)	41,335
Income taxes payable	(10,727)	(8,535)
Net cash provided by operating activities	110,439	143,654

INVESTING ACTIVITIES
Net change in loans	(146,363)	(361,615)
Proceeds from sale of loans	18,814	389
Proceeds from sale of closed branches	15,202	—
Purchases of premises and equipment, net	(21,486)	(23,236)
Proceeds from sale of foreclosed assets and other real estate owned	5,181	2,448
Proceeds from maturities of available-for-sale securities	218,417	257,204
Purchases of available-for-sale securities	(55,553)	—
Proceeds from maturities of held-to-maturity securities	41,152	36,851
Purchases of bank owned life insurance	(15,697)	—
Surrender of bank owned life insurance	19,403	2,201
Proceeds from bank owned life insurance death benefits	607	1,376
Net cash provided by (used in) investing activities	79,677	(84,382)

FINANCING ACTIVITIES
Net change in deposits	(60,760)	(404,095)
Proceeds from issuance of other borrowed funds	1,480,000	1,800,000
Repayments of other borrowed funds	(1,591,023)	(1,425,988)
Dividends paid on common stock	(53,532)	(52,689)
Net change in federal funds purchased and securities sold under agreements to repurchase	(5,803)	(15,264)
Net shares cancelled under stock compensation plans	(2,749)	(1,965)
Shares issued under employee stock purchase plan	836	970
Net cash used in financing activities	(233,031)	(99,031)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,915)	(39,759)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	687,377	614,092

CASH AND CASH EQUIVALENTS, END OF PERIOD	$644,462	$574,333
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2025 and 2024

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended June 30, 2025
Balance, March 31, 2025 (Unaudited)	$1,259	$2,515,372	$(367,710)	$1,382,564	$3,531,485

Comprehensive (loss) income	—	—	(13,190)	54,773	41,583
Stock-based compensation plans, net – 69,426 shares	1	2,914	—	—	2,915
Dividends on common stock – $0.2125 per share	—	—	—	(26,773)	(26,773)

Balance, June 30, 2025 (Unaudited)	$1,260	$2,518,286	$(380,900)	$1,410,564	$3,549,210

Three Months Ended June 30, 2024
Balance, March 31, 2024 (Unaudited)	$1,254	$2,503,673	$(408,016)	$1,342,215	$3,439,126

Comprehensive income	—	—	2,535	40,763	43,298
Stock-based compensation plans, net – 67,902 shares	1	2,796	—	—	2,797
Dividends on common stock – $0.21 per share	—	—	—	(26,352)	(26,352)

Balance, June 30, 2024 (Unaudited)	$1,255	$2,506,469	$(405,481)	$1,356,626	$3,458,869

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2025 and 2024

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Six Months Ended June 30, 2025
Balance, December 31, 2024	$1,257	$2,511,590	$(360,910)	$1,376,935	$3,528,872

Comprehensive (loss) income	—	—	(19,990)	87,161	67,171
Stock issued for employee stock purchase plan – 46,857 shares	—	836	—	—	836
Stock-based compensation plans, net – 297,851 shares	3	5,860	—	—	5,863
Dividends on common stock – $0.4250 per share	—	—	—	(53,532)	(53,532)

Balance, June 30, 2025 (Unaudited)	$1,260	$2,518,286	$(380,900)	$1,410,564	$3,549,210

Six Months Ended June 30, 2024
Balance, December 31, 2023	$1,252	$2,499,930	$(404,375)	$1,329,681	$3,426,488

Comprehensive (loss) income	—	—	(1,106)	79,634	78,528
Stock issued for employee stock purchase plan – 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net – 250,240 shares	3	5,569	—	—	5,572
Dividends on common stock – $0.42 per share	—	—	—	(52,689)	(52,689)

Balance, June 30, 2024 (Unaudited)	$1,255	$2,506,469	$(405,481)	$1,356,626	$3,458,869

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 223 financial centers as of June 30, 2025, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

During the second quarter of 2024, the Company identified an error in its previously issued unaudited consolidated statements of cash flows. The cash flows associated with other borrowings were presented on a net basis, rather than on a gross basis. The Company corrected this error in the accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2024. The correction had no impact to the total net cash used in financing activities in the period. During the year ended December 31, 2024, the Company also identified errors in its previously issued unaudited consolidated statements of cash flows related to the exclusion of gains and losses related to the pair off settlements of mortgage loans held for sale and the presentation of year-to-date originations of/proceeds from mortgage loans held for sale. The Company corrected these errors in the accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2024. The corrections had no impact to the net cash provided by operating activities line item in the period. The Company evaluated the materiality of these errors utilizing Accounting Standards Codification (“ASC”) Topic 250 and SEC Staff Accounting Bulletin 99-M, both quantitatively and qualitatively, and concluded that these errors, individually and in combination, are immaterial to the impacted prior period.

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

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. As of June 30, 2025, the related remaining combined net unrealized losses in accumulated other comprehensive income (loss) were $99.4 million. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as HTM are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

June 30, 2025
U.S. Government agencies	$457,228	$—	$457,228	$—	$(81,027)	$376,201
Mortgage-backed securities	1,024,313	—	1,024,313	337	(103,501)	921,149
State and political subdivisions	1,855,816	(202)	1,855,614	59	(501,614)	1,354,059
Other securities	257,388	(3,012)	254,376	—	(13,811)	240,565
Total HTM	$3,594,745	$(3,214)	$3,591,531	$396	$(699,953)	$2,891,974

December 31, 2024
U.S. Government agencies	$455,869	$—	$455,869	$—	$(95,961)	$359,908
Mortgage-backed securities	1,070,032	—	1,070,032	212	(133,746)	936,498
State and political subdivisions	1,857,373	(196)	1,857,177	20	(436,061)	1,421,136
Other securities	256,576	(3,018)	253,558	—	(21,149)	232,409
Total HTM	$3,639,850	$(3,214)	$3,636,636	$232	$(686,917)	$2,949,951

Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of June 30, 2025, HTM MBS consisted of $132.5 million and $891.8 million of commercial MBS and residential MBS, respectively. As of December 31, 2024, HTM MBS consisted of $136.0 million and $934.1 million of commercial MBS and residential MBS, respectively.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

June 30, 2025
U.S. Treasury	$400	$—	$—	$—	$400
U.S. Government agencies	50,204	—	7	(713)	49,498
Mortgage-backed securities	1,464,212	—	195	(114,416)	1,349,991
State and political subdivisions	1,042,284	—	31	(234,473)	807,842
Other securities	207,536	—	101	(10,048)	197,589
Total AFS	$2,764,636	$—	$334	$(359,650)	$2,405,320

December 31, 2024
U.S. Treasury	$999	$—	$—	$(3)	$996
U.S. Government agencies	55,589	—	5	(1,047)	54,547
Mortgage-backed securities	1,545,539	—	4	(152,784)	1,392,759
State and political subdivisions	1,015,619	—	132	(157,569)	858,182
Other securities	235,028	—	166	(12,252)	222,942
Total AFS	$2,852,774	$—	$307	$(323,655)	$2,529,426

As of June 30, 2025, AFS MBS consisted of $504.2 million and $845.8 million of commercial MBS and residential MBS, respectively. As of December 31, 2024, AFS MBS consisted of $517.2 million and $875.5 million of commercial MBS and residential MBS, respectively.

Accrued interest receivable on HTM and AFS securities at June 30, 2025 was $20.2 million and $22.2 million, respectively, and is included in interest receivable on the consolidated balance sheets. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
June 30, 2025
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	1,286	(14)	45,388	(699)	46,674	(713)
Mortgage-backed securities	—	—	1,331,598	(114,416)	1,331,598	(114,416)
State and political subdivisions	7,757	(148)	778,668	(234,325)	786,425	(234,473)
Other securities	7,820	(118)	135,965	(9,930)	143,785	(10,048)
Total AFS	$16,863	$(280)	$2,291,619	$(359,370)	$2,308,482	$(359,650)

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. Treasury	$—	$—	$996	$(3)	$996	$(3)
U.S. Government agencies	717	(7)	51,186	(1,040)	51,903	(1,047)
Mortgage-backed securities	7,480	(189)	1,384,532	(152,595)	1,392,012	(152,784)
State and political subdivisions	16,843	(195)	829,754	(157,374)	846,597	(157,569)
Other securities	12,912	(20)	162,803	(12,232)	175,715	(12,252)
Total AFS	$37,952	$(411)	$2,429,271	$(323,244)	$2,467,223	$(323,655)

As of June 30, 2025, the Company’s investment portfolio included $2.41 billion of AFS securities, of which $2.31 billion, or 96.0%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Furthermore, the decline in fair value for each of the above AFS securities is attributable to the rates for those investments yielding less than current market rates. Management does not believe any of the securities are impaired due to reasons of credit quality. Management believes the declines in fair value for the securities are temporary. As of June 30, 2025, management did not have, and at December 31, 2024 the Company did not have, the immediate intent to sell the securities, and management believed the accounting standard of “more likely than not” has not been met regarding whether the Company would be required to sell any of the AFS securities before recovery of amortized cost.

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

The following table details activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2025 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended June 30, 2025
Held-to-maturity
Beginning balance, April 1, 2025	$171	$3,043	$3,214
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	31	(31)	—
Ending balance, June 30, 2025	$202	$3,012	$3,214

Six Months Ended June 30, 2025
Held-to-maturity
Beginning balance, January 1, 2025	$196	$3,018	$3,214
Provision for credit loss expense	—	—	—
Net increase (decrease) in allowance on previously impaired securities	6	(6)	—
Ending balance, June 30, 2025	$202	$3,012	$3,214

Activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2024 on the Company’s HTM securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its HTM and AFS portfolios, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s securities portfolios recorded for the three and six month periods ended June 30, 2025 or 2024.

The following table summarizes bond ratings for the Company’s HTM portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2025:

	State and Political Subdivisions
(In thousands)	Not Guaranteed or Pre-Refunded	Other Credit Enhancement or Insurance	Pre-Refunded	Total	Other Securities
Aaa/AAA	$182,733	$293,544	$—	$476,277	$—
Aa/AA	626,037	534,785	—	1,160,822	—
A	38,175	160,776	—	198,951	103,765
Baa/BBB	—	4,391	—	4,391	153,623
Not Rated	15,375	—	—	15,375	—
Total	$862,320	$993,496	$—	$1,855,816	$257,388

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

Income earned on securities for the three and six months ended June 30, 2025 and 2024, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Taxable:
Held-to-maturity	$10,224	$10,842	$20,623	$21,845
Available-for-sale	21,009	28,441	42,194	59,636

Non-taxable:
Held-to-maturity	10,052	10,097	20,103	20,197
Available-for-sale	5,613	5,670	11,235	11,373
Total	$46,898	$55,050	$94,155	$113,051

The amortized cost and estimated fair value by maturity of securities as of June 30, 2025 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Held-to-Maturity		Available-for-Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$472	$470	$12,674	$12,558
After one through five years	134,575	128,403	109,982	109,571
After five through ten years	380,761	336,643	155,440	144,788
After ten years	2,054,624	1,505,309	1,022,115	788,199
Securities not due on a single maturity date	1,024,313	921,149	1,464,212	1,349,991
Other securities (no maturity)	—	—	213	213
Total	$3,594,745	$2,891,974	$2,764,636	$2,405,320

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.61 billion at June 30, 2025 and $2.36 billion at December 31, 2024.

There were no gross realized gains and no gross realized losses from the call or sale of securities during the three and six months ended June 30, 2025 and 2024, as they were recognized at book value of the security. The income tax expense/benefit related to security gains/losses was 26.135% of the gross amounts in 2025 and 2024.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 22, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

During the third quarter of 2025, the Company and its subsidiaries initiated and completed steps taken to reposition the Company’s consolidated balance sheet and reclassified approximately $3.6 billion in HTM investment securities to AFS investment securities. Subsequently, the Company sold approximately $3.2 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in an estimated, realized after-tax loss of approximately $604.0 million (based on an estimated tax rate of 24.3%), which will be recorded during the third quarter of 2025. See Note 23, Subsequent Events, for additional information.

NOTE 3: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At June 30, 2025, the Company’s loan portfolio was $17.11 billion, compared to $17.01 billion at December 31, 2024. The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$176,166	$181,675
Other consumer	123,831	127,319
Total consumer	299,997	308,994
Real Estate:
Construction and development	2,784,578	2,789,249
Single family residential	2,625,717	2,689,946
Other commercial	7,961,412	7,912,336
Total real estate	13,371,707	13,391,531
Commercial:
Commercial	2,440,507	2,434,175
Agricultural	333,078	261,154
Total commercial	2,773,585	2,695,329
Other	665,807	610,083
Total loans	$17,111,096	$17,005,937

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $4.8 million and $7.2 million at June 30, 2025 and December 31, 2024, respectively, and (ii) deferred origination costs and fees of $8.7 million and $9.6 million at June 30, 2025 and December 31, 2024, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $78.0 million and $78.8 million at June 30, 2025 and December 31, 2024, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of June 30, 2025 and December 31, 2024, the total outstanding balance of PPP loans was $569,000 and $1.6 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$564	$565
Other consumer	357	678
Total consumer	921	1,243
Real estate:
Construction and development	10,048	10,681
Single family residential	34,194	33,972
Other commercial	77,398	28,524
Total real estate	121,640	73,177
Commercial:
Commercial	32,792	35,161
Agricultural	1,097	570
Total commercial	33,889	35,731
Other	3	3
Total	$156,453	$110,154

As of June 30, 2025 and December 31, 2024, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $15.3 million and $1.7 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2025
Consumer:
Credit cards	$1,916	$667	$2,583	$173,583	$176,166	$603
Other consumer	895	182	1,077	122,754	123,831	—
Total consumer	2,811	849	3,660	296,337	299,997	603
Real estate:
Construction and development	5,258	10,000	15,258	2,769,320	2,784,578	—
Single family residential	18,154	18,391	36,545	2,589,172	2,625,717	17
Other commercial	5,678	72,719	78,397	7,883,015	7,961,412	—
Total real estate	29,090	101,110	130,200	13,241,507	13,371,707	17
Commercial:
Commercial	4,845	29,244	34,089	2,406,418	2,440,507	89
Agricultural	794	786	1,580	331,498	333,078	—
Total commercial	5,639	30,030	35,669	2,737,916	2,773,585	89
Other	—	3	3	665,804	665,807	—
Total	$37,540	$131,992	$169,532	$16,941,564	$17,111,096	$709

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2024
Consumer:
Credit cards	$1,824	$635	$2,459	$179,216	$181,675	$529
Other consumer	1,752	381	2,133	125,186	127,319	—
Total consumer	3,576	1,016	4,592	304,402	308,994	529
Real estate:
Construction and development	332	10,530	10,862	2,778,387	2,789,249	—
Single family residential	34,651	16,013	50,664	2,639,282	2,689,946	—
Other commercial	5,433	26,973	32,406	7,879,930	7,912,336	—
Total real estate	40,416	53,516	93,932	13,297,599	13,391,531	—
Commercial:
Commercial	3,535	27,059	30,594	2,403,581	2,434,175	74
Agricultural	393	104	497	260,657	261,154	—
Total commercial	3,928	27,163	31,091	2,664,238	2,695,329	74
Other	276	3	279	609,804	610,083	—
Total	$48,196	$81,698	$129,894	$16,876,043	$17,005,937	$603

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the three and six month periods ended June 30, 2025.

		Percent of
	Interest Rate	Total Class
(Dollars in thousands)	Reduction	of Loans
Three Months Ended June 30, 2025
Real estate:
Single family residential	$82	—%
Total real estate	$82

Six Months Ended June 30, 2025
Real estate:
Single family residential	$528	0.02%
Total real estate	$528

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three and six month periods ended June 30, 2025. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

During the three and six month periods ended June 30, 2024, the Company modified one real estate single family residential loan to a borrower who was experiencing financial difficulty, by way of an interest rate reduction. The loan had a period-end amortized cost basis of $663,000 and represented 0.03% of the single family residential real estate class of loans at June 30, 2024. The financial effects of this loan modification were not significant and the modification did not significantly impact the Company’s determination of the allowance for credit losses on loans during the periods.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one CRE loan, related to a downtown St. Louis hotel that was originated pre-pandemic, to a borrower experiencing financial difficulty with a period-end amortized cost basis of $26.7 million that was modified during the previous twelve months and which subsequently defaulted during the six months ended June 30, 2025. This CRE loan was placed on nonaccrual status during the period. There was one commercial loan to a borrower experiencing financial difficulty with a period-end amortized cost basis of $23,000 that was modified and subsequently defaulted during the twelve month period ended June 30, 2024. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At June 30, 2025 and December 31, 2024, the Company had $5.5 million and $4.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2025 and December 31, 2024, the Company had $2.1 million and $1.3 million, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of June 30, 2025, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025 (YTD)	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$173,583	$—	$173,583
30-89 days past due	—	—	—	—	—	—	1,916	—	1,916
90+ days past due	—	—	—	—	—	—	667	—	667
Total consumer - credit cards	—	—	—	—	—	—	176,166	—	176,166
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	3,162	—	3,162
Consumer - other
Delinquency:
Current	53,461	23,012	11,910	11,480	3,123	1,308	18,460	—	122,754
30-89 days past due	45	175	173	409	27	21	45	—	895
90+ days past due	4	71	21	75	8	—	3	—	182
Total consumer - other	53,510	23,258	12,104	11,964	3,158	1,329	18,508	—	123,831
Current-period consumer - other gross charge-offs	6	552	190	481	62	36	80	—	1,407
Real estate - C&D
Risk rating:
Pass	50,044	35,112	103,079	49,930	25,761	31,610	2,473,597	—	2,769,133
Special mention	—	—	—	47	—	—	2,871	—	2,918
Substandard	—	59	—	37	378	44	12,009	—	12,527
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	50,044	35,171	103,079	50,014	26,139	31,654	2,488,477	—	2,784,578
Current-period real estate - C&D gross charge-offs	—	—	—	—	2	—	14	—	16
Real estate - SF residential
Delinquency:
Current	125,768	207,969	295,423	520,882	276,904	656,725	505,501	—	2,589,172
30-89 days past due	—	1,926	2,227	2,389	676	8,730	2,206	—	18,154
90+ days past due	115	734	750	5,168	983	7,238	3,403	—	18,391
Total real estate - SF residential	125,883	210,629	298,400	528,439	278,563	672,693	511,110	—	2,625,717
Current-period real estate - SF residential gross charge-offs	—	248	133	73	47	17	186	—	704

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025 (YTD)	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Real estate - other commercial
Risk rating:
Pass	$545,373	$565,202	$415,348	$1,296,447	$954,520	$917,826	$2,744,028	$—	$7,438,744
Special mention	—	11,990	2,604	31,513	5,566	19,306	130,294	—	201,273
Substandard	3,801	6,278	17,974	18,861	16,517	43,980	213,984	—	321,395
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	549,174	583,470	435,926	1,346,821	976,603	981,112	3,088,306	—	7,961,412
Current-period real estate - other commercial gross charge-offs	192	353	26	239	24	145	4,176	—	5,155
Commercial
Risk rating:
Pass	220,783	193,414	189,015	203,271	96,536	47,958	1,395,291	—	2,346,268
Special mention	107	767	550	798	178	1,047	31,693	—	35,140
Substandard	3,314	11,376	4,725	6,060	2,445	5,815	25,361	—	59,096
Doubtful and loss	—	—	—	3	—	—	—	—	3
Total commercial	224,204	205,557	194,290	210,132	99,159	54,820	1,452,345	—	2,440,507
Current-period commercial - gross charge-offs	—	51	892	2,322	840	1,824	6,560	—	12,489
Commercial - agriculture
Risk rating:
Pass	36,151	19,999	17,518	12,865	4,894	2,511	236,814	—	330,752
Special mention	576	19	3	97	—	—	2	—	697
Substandard	—	19	210	170	7	162	1,061	—	1,629
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	36,727	20,037	17,731	13,132	4,901	2,673	237,877	—	333,078
Current-period commercial - agriculture gross charge-offs	—	—	11	—	—	—	—	—	11
Other
Delinquency:
Current	22,053	66,965	34,965	133,568	26,536	28,152	353,565	—	665,804
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	22,053	66,965	34,965	133,568	26,536	28,155	353,565	—	665,807
Current-period other - gross charge-offs	—	—	—	—	—	—	77	—	77
Total	$1,061,595	$1,145,087	$1,096,495	$2,294,070	$1,415,059	$1,772,436	$8,326,354	$—	$17,111,096

The following table presents a summary of loans by credit quality indicator, as of December 31, 2024, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$179,216	$—	$179,216
30-89 days past due	—	—	—	—	—	—	1,824	—	1,824
90+ days past due	—	—	—	—	—	—	635	—	635
Total consumer - credit cards	—	—	—	—	—	—	181,675	—	181,675
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,437	—	6,437
Consumer - other
Delinquency:
Current	63,986	17,227	17,877	4,713	1,304	893	19,186	—	125,186
30-89 days past due	515	176	701	59	14	2	285	—	1,752
90+ days past due	85	56	183	20	—	35	2	—	381
Total consumer - other	64,586	17,459	18,761	4,792	1,318	930	19,473	—	127,319
Current-period consumer - other gross charge-offs	192	680	553	98	13	10	292	—	1,838
Real estate - C&D
Risk rating:
Pass	50,288	113,056	71,908	28,921	18,187	20,653	2,468,334	—	2,771,347
Special mention	—	—	50	—	—	376	2,862	—	3,288
Substandard	59	409	66	532	—	88	13,460	—	14,614
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	50,347	113,465	72,024	29,453	18,187	21,117	2,484,656	—	2,789,249
Current-period real estate - C&D gross charge-offs	162	—	—	—	—	—	521	—	683
Real estate - SF residential
Delinquency:
Current	225,040	324,605	559,278	314,700	187,752	543,590	484,317	—	2,639,282
30-89 days past due	1,205	4,201	9,578	3,316	1,525	12,389	2,437	—	34,651
90+ days past due	1,016	606	4,578	630	1,299	3,951	3,933	—	16,013
Total real estate - SF residential	227,261	329,412	573,434	318,646	190,576	559,930	490,687	—	2,689,946
Current-period real estate - SF residential gross charge-offs	3	190	231	—	37	134	247	—	842
Real estate - other commercial
Risk rating:
Pass	603,206	490,128	1,519,950	1,021,169	419,769	646,399	2,800,863	—	7,501,484
Special mention	9,479	16,272	12,401	9,494	1,472	12,754	111,466	—	173,338
Substandard	12,093	17,099	11,399	3,063	12,073	31,126	150,661	—	237,514
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	624,778	523,499	1,543,750	1,033,726	433,314	690,279	3,062,990	—	7,912,336
Current-period real estate - other commercial gross charge-offs	—	5,202	38	15	—	1	168	—	5,424

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	$245,945	$253,518	$257,227	$118,910	$28,620	$44,606	$1,411,467	$200	$2,360,493
Special mention	112	583	523	313	6	1,025	7,498	—	10,060
Substandard	10,743	2,035	8,317	2,876	2,954	5,923	30,771	—	63,619
Doubtful and loss	—	—	3	—	—	—	—	—	3
Total commercial	256,800	256,136	266,070	122,099	31,580	51,554	1,449,736	200	2,434,175
Current-period commercial - gross charge-offs	536	1,087	5,311	3,500	913	1,994	13,289	—	26,630
Commercial - agriculture
Risk rating:
Pass	30,103	23,222	20,673	8,220	2,825	1,209	169,849	—	256,101
Special mention	—	—	111	—	—	—	2,299	—	2,410
Substandard	1,222	14	29	—	123	14	1,241	—	2,643
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	31,325	23,236	20,813	8,220	2,948	1,223	173,389	—	261,154
Current-period commercial - agriculture gross charge-offs	—	222	—	8	6	—	1	—	237
Other
Delinquency:
Current	71,671	35,574	136,416	26,930	1,287	30,085	307,841	—	609,804
30-89 days past due	—	276	—	—	—	—	—	—	276
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	71,671	35,850	136,416	26,930	1,287	30,088	307,841	—	610,083
Current-period other - gross charge-offs	—	—	—	—	—	—	473	—	473
Total	$1,326,768	$1,299,057	$2,631,268	$1,543,866	$679,210	$1,355,121	$8,170,447	$200	$17,005,937

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of June 30, 2025, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in June 2025 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $114.1 million and $102.6 million as of June 30, 2025 and December 31, 2024, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
June 30, 2025
Construction and development	$500	$—	$500
Single family residential	—	—	—
Other commercial real estate	91,110	—	91,110
Commercial	—	22,521	22,521
Total	$91,610	$22,521	$114,131

December 31, 2024
Construction and development	$1,251	$—	$1,251
Single family residential	—	—	—
Other commercial real estate	69,429	—	69,429
Commercial	—	31,900	31,900
Total	$70,680	$31,900	$102,580

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2025
Beginning balance, April 1, 2025	$39,913	$200,079	$6,117	$6,059	$252,168
Provision for credit loss expense	5,073	5,269	1,338	265	11,945
Charge-offs	(8,257)	(1,450)	(1,702)	(351)	(11,760)
Recoveries	469	87	334	294	1,184
Net (charge-offs) recoveries	(7,788)	(1,363)	(1,368)	(57)	(10,576)
Ending balance, June 30, 2025	$37,198	$203,985	$6,087	$6,267	$253,537

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Six Months Ended June 30, 2025
Beginning balance, January 1, 2025	$41,587	$181,962	$6,007	$5,463	$235,019
Provision for credit loss expense	6,645	27,712	2,697	1,688	38,742
Charge-offs	(12,500)	(5,875)	(3,162)	(1,484)	(23,021)
Recoveries	1,466	186	545	600	2,797
Net (charge-offs) recoveries	(11,034)	(5,689)	(2,617)	(884)	(20,224)
Ending balance, June 30, 2025	$37,198	$203,985	$6,087	$6,267	$253,537

Activity in the allowance for credit losses for the three and six months ended June 30, 2024 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2024
Beginning balance, April 1, 2024	$35,191	$180,414	$5,768	$5,994	$227,367
Provision for credit loss expense	15,147	(5,187)	1,194	(55)	11,099
Charge-offs	(7,243)	(123)	(1,418)	(550)	(9,334)
Recoveries	455	72	221	509	1,257
Net (charge-offs) recoveries	(6,788)	(51)	(1,197)	(41)	(8,077)
Ending balance, June 30, 2024	$43,550	$175,176	$5,765	$5,898	$230,389

Six Months Ended June 30, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	18,019	172	2,492	622	21,305
Charge-offs	(11,836)	(2,980)	(3,064)	(1,282)	(19,162)
Recoveries	897	807	469	842	3,015
Net (charge-offs) recoveries	(10,939)	(2,173)	(2,595)	(440)	(16,147)
Ending balance, June 30, 2024	$43,550	$175,176	$5,765	$5,898	$230,389

As of June 30, 2025, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three and six months ended June 30, 2025 reflected an incremental provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the year, as well as the impact of loan growth and updated economic assumptions during the periods.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended June 30, 2025 and December 31, 2024. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and six month periods ended June 30, 2025 or 2024, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three and six month periods ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Provision for credit losses related to:
Loans	$11,945	$11,099	$38,742	$21,305
Unfunded commitments	—	—	—	—
Securities - HTM	—	—	—	—
Securities - AFS	—	—	—	—
Total	$11,945	$11,099	$38,742	$21,305

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of June 30, 2025 and December 31, 2024 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Right-of-use lease assets	$62,766	$67,224
Lease liabilities	64,907	69,319

Weighted average remaining lease term	7.96 years	8.33 years
Weighted average discount rate	3.77%	3.81%

Operating lease cost for the three and six month periods ended June 30, 2025 was $3.8 million and $8.0 million, respectively, as compared to $4.1 million and $8.2 million for the same periods in 2024.

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Right-of-use lease assets	$62,766	$67,224
Premises and equipment:
Land	118,308	124,819
Buildings and improvements	413,828	404,223
Furniture, fixtures and equipment	125,216	123,741
Software	64,657	63,844
Construction in progress	22,635	24,262
Accumulated depreciation and amortization	(234,250)	(222,682)
Total premises and equipment, net	$573,160	$585,431

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at June 30, 2025 and December 31, 2024. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2025 or the year ended December 31, 2024.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Core deposit premiums:
Balance, beginning of year	$87,575	$101,344
Amortization	(5,808)	(13,769)
Balance, end of period	81,767	87,575
Books of business and other intangibles:
Balance, beginning of year	9,667	11,301
Amortization	(817)	(1,634)
Balance, end of period	8,850	9,667
Total other intangible assets, net	$90,617	$97,242

The carrying basis and accumulated amortization of the Company’s other intangible assets at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Core deposit premiums:
Gross carrying amount	$173,305	$177,624
Accumulated amortization	(91,538)	(90,049)
Core deposit premiums, net	81,767	87,575
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(13,218)	(12,401)
Books of business and other intangibles, net	8,850	9,667
Total other intangible assets, net	$90,617	$97,242

The Company’s estimated remaining amortization expense on other intangible assets as of June 30, 2025 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2025	$6,194
	2026	12,346
	2027	12,218
	2028	11,312
	2029	8,563
	Thereafter	39,984
	Total	$90,617

NOTE 7: TIME DEPOSITS

Time deposits included approximately $1.49 billion and $1.55 billion of certificates of deposit over $250,000 at June 30, 2025 and December 31, 2024, respectively. Brokered time deposits were $3.24 billion and $3.30 billion at June 30, 2025 and December 31, 2024, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Income taxes currently payable	$10,529	$7,605	$17,428	$13,360
Deferred income taxes	(1,658)	(1,617)	(2,745)	(1,238)
Provision for income taxes	$8,871	$5,988	$14,683	$12,122

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Loans acquired	$1,588	$2,141
Allowance for credit losses	59,450	55,196
Valuation of foreclosed assets	375	374
Tax NOLs from acquisition	9,868	9,945
Deferred compensation payable	4,005	3,989
Accrued equity and other compensation	7,320	9,323
Acquired securities	7,526	7,504
Right-of-use lease liability	15,417	16,416
Unrealized loss on AFS securities	125,578	128,873
Allowance for unfunded commitments	6,087	6,069
Other	7,016	7,163
Gross deferred tax assets	244,230	246,993
Deferred tax liabilities:
Goodwill and other intangible amortization	(37,222)	(38,139)
Accumulated depreciation	(24,617)	(24,489)
Right-of-use lease asset	(14,908)	(15,920)
Unrealized gain on swaps	(17,254)	(25,174)
Other	(12,856)	(13,268)
Gross deferred tax liabilities	(106,857)	(116,990)

Net deferred tax asset	$137,373	$130,003

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Computed at the statutory rate (21%)	$13,365	$9,819	$21,387	$19,270
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	708	(301)	436	(726)
Discrete items related to share-based compensation	(64)	14	131	468
Tax exempt interest income	(3,809)	(3,841)	(7,617)	(7,708)
Tax exempt earnings on BOLI	(754)	(781)	(1,550)	(1,621)
Federal tax credits	(653)	(561)	(1,300)	(1,121)
Other differences, net	78	1,639	3,196	3,560
Actual tax provision	$8,871	$5,988	$14,683	$12,122

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $30.7 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $30.9 million and $36.7 million at June 30, 2025 and December 31, 2024, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2025
Repurchase agreements:
U.S. Government agencies	$30,906	$—	$—	$—	$30,906

December 31, 2024
Repurchase agreements:
U.S. Government agencies	$36,709	$—	$—	$—	$36,709

NOTE 10: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2025 and December 31, 2024 consisted of the following components:

	June 30,	December 31,
(In thousands)	2025	2024
Other Borrowings
FHLB advances, net of discount, due 2025 to 2033, 4.38% to 5.53% secured by real estate loans	$617,800	$727,945
Other long-term debt	16,549	17,427
Total other borrowings	634,349	745,372

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three-month SOFR rate, reset quarterly)	330,000	330,000
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three-month SOFR rate, reset quarterly)	37,000	37,057
Unamortized debt issuance costs	(631)	(764)
Total subordinated notes and debentures	366,369	366,293
Total other borrowings and subordinated debt	$1,000,718	$1,111,665

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The Notes will mature on April 1, 2028 and initially bore interest at a fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate resets quarterly to an annual interest rate equal to the “then-current three month LIBOR rate” plus 215 basis points, payable quarterly in arrears, and the Company transitioned from the “then-current three month LIBOR rate” to the “three-month Secured Overnight Financing Rate” (“SOFR”), plus a comparable spread adjustment of 26.161 basis points,” beginning with interest accrued on the Notes from and after October 1, 2023. The Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used a portion of the net proceeds from the sale of the Notes to repay certain outstanding indebtedness. The Notes qualify for Tier 2 capital treatment.

The Company assumed subordinated debt in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (the “Spirit Notes”). Subject to the redemption described below, the Spirit Notes would mature on July 31, 2030, and initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month SOFR rate, as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. During the third quarter of 2025, the Company issued a notice of redemption to redeem the Spirit Notes, which were redeemed in full on July 31, 2025. See Note 23, Subsequent Events, for additional information.

The Company had total outstanding FHLB advances of $617.8 million and $727.9 million at June 30, 2025 and December 31, 2024, respectively, which are primarily whole loan advances, are due less than one year from origination and therefore are classified as short-term advances by the Company. At June 30, 2025, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.69 billion and the Company had approximately $5.13 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at June 30, 2025, are as follows:

Year	(In thousands)
Remainder of 2025	$875
2026	1,824
2027	1,919
2028	332,792
2029	10,190
Thereafter	38,119
Total	$385,719

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2025, there were no shares of preferred stock issued or outstanding.

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

On July 23, 2025, the Company closed a public offering of 18,653,000 shares of its Class A common stock, at a price to the public of $18.50 per share, which includes 2,433,000 shares of the Company’s Class A common stock granted pursuant to the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts. See Note 23, Subsequent Events, for additional information.

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

No shares were repurchased during the three and six month periods ended June 30, 2025 and 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

NOTE 13: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At June 30, 2025, undivided profits of Simmons Bank were approximately $576.9 million, $78.2 million of which were available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of June 30, 2025, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 12.36% at June 30, 2025.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the six months ended June 30, 2025:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2025	323	$22.92	—	$—	1,521	$21.04
Granted	—	—	—	—	708	20.78
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(441)	21.50
Forfeited/expired	(5)	22.20	—	—	(109)	26.40

Balance, June 30, 2025	318	$22.93	—	$—	1,679	$20.43

Exercisable, June 30, 2025	318	$22.93

The following table summarizes information about stock options under the plans outstanding at June 30, 2025:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$22.75	—	$22.75	249	0.11	$22.75	249	$22.75
23.51	—	23.51	62	0.55	23.51	62	23.51
24.07	—	24.07	7	0.21	24.07	7	24.07
$22.75	—	$24.07	318	0.20	$22.93	318	$22.93

The table below summarizes the Company’s performance stock unit activity for the six months ended June 30, 2025:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2025	523
Granted	127
Vested (earned)	(20)
Forfeited	(118)
Non-vested, June 30, 2025	512

Stock-based compensation expense was $8.6 million and $7.5 million during the six month periods ended June 30, 2025 and 2024, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2025. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $19.3 million at June 30, 2025. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.8 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at June 30, 2025. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $18.96 as of June 30, 2025, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2025 and 2024.

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

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income available to common stockholders	$54,773	$40,763	$87,161	$79,634

Average common shares outstanding	125,962	125,469	125,882	125,404
Average potential dilutive common shares	444	289	444	289
Average diluted common shares	126,406	125,758	126,326	125,693

Basic earnings per share	$0.43	$0.32	$0.69	$0.64
Diluted earnings per share	$0.43	$0.32	$0.69	$0.63

There were 317,660 stock options excluded from the three and six months ended June 30, 2025 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were 410,490 stock options excluded from the earnings per share calculation for the three and six months ended June 30, 2024 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2025	2024
Interest paid	$301,513	$325,530
Income taxes paid	5,635	3,651
Transfers of loans to foreclosed assets held for sale	4,491	770

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and six months ended June 30, 2025 was $4.8 million and $12.8 million, respectively. Other income for the three and six months ended June 30, 2024 was $6.4 million and $13.6 million, respectively.

Other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Professional services	$6,192	$6,329	$11,059	$10,396
Postage	2,250	2,174	4,530	4,211
Telephone	1,594	1,560	3,073	3,280
Credit card expense	3,191	3,215	6,220	6,543
Marketing	6,612	6,359	13,438	13,007
Software and technology	10,485	10,872	20,521	21,615
Operating supplies	487	607	1,114	1,246
Amortization of intangibles	3,098	3,852	6,625	7,702
Branch right sizing expense	163	519	1,157	755
Other expense	8,204	9,865	20,590	19,110
Total other operating expenses	$42,276	$45,352	$88,327	$87,865

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

The following table provides a summary of the Company’s reportable operating segment results for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$172,390	$(566)	$171,824	$153,762	$143	$153,905
Noninterest income	32,766	9,588	42,354	34,026	9,273	43,299
Total net revenue	205,156	9,022	214,178	187,788	9,416	197,204
Noninterest expense:
Salaries and employee benefits	69,176	4,686	73,862	65,907	4,809	70,716
Occupancy expense, net	11,361	483	11,844	11,420	444	11,864
Furniture and equipment expense	5,474	—	5,474	5,622	1	5,623
Deposit insurance	4,917	—	4,917	5,682	—	5,682
Other operating expenses (1)	40,871	1,621	42,492	43,842	1,627	45,469
Total noninterest expense	131,799	6,790	138,589	132,473	6,881	139,354
Income before provision for credit losses and income taxes	73,357	2,232	75,589	55,315	2,535	57,850
Provision for credit losses	11,945	—	11,945	11,099	—	11,099
Income tax expense	8,866	5	8,871	5,969	19	5,988
Net income	$52,546	$2,227	$54,773	$38,247	$2,516	$40,763

	Six Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$335,262	$(16)	$335,246	$305,681	$130	$305,811
Noninterest income	69,125	19,384	88,509	68,227	18,256	86,483
Total net revenue	404,387	19,368	423,755	373,908	18,386	392,294
Noninterest expense:
Salaries and employee benefits	139,200	9,486	148,686	134,150	9,219	143,369
Occupancy expense, net	23,535	960	24,495	23,227	895	24,122
Furniture and equipment expense	10,939	—	10,939	10,762	2	10,764
Deposit insurance	10,308	—	10,308	12,817	—	12,817
Other operating expenses (1)	85,790	2,951	88,741	84,867	3,294	88,161
Total noninterest expense	269,772	13,397	283,169	265,823	13,410	279,233
Income before provision for credit losses and income taxes	134,615	5,971	140,586	108,085	4,976	113,061
Provision for credit losses	38,742	—	38,742	21,305	—	21,305
Income tax expense	14,668	15	14,683	12,074	48	12,122
Net income	$81,205	$5,956	$87,161	$74,706	$4,928	$79,634

(In thousands)	Community and Commercial Banking	Other	Consolidated
Assets as of:
June 30, 2025	$26,686,838	$6,782	$26,693,620
June 30, 2024	$27,362,115	$6,957	$27,369,072
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

At June 30, 2025, the Company had outstanding commitments to extend credit aggregating approximately $766.4 million and $4.25 billion for credit card commitments and other loan commitments, respectively. At December 31, 2024, the Company had outstanding commitments to extend credit aggregating approximately $756.9 million and $4.03 billion for credit card commitments and other loan commitments, respectively.

As of June 30, 2025, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $30.1 million. At December 31, 2024, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $17.8 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $60.8 million and $41.6 million at June 30, 2025 and December 31, 2024, respectively, with terms ranging from 9 months to 15 years. At June 30, 2025 and December 31, 2024, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $930.6 million and $1.12 billion at June 30, 2025 and December 31, 2024, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2025 and December 31, 2024, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Available-for-sale securities
U.S. Treasury	$400	$400	$—	$—
U.S. Government agencies	49,498	—	49,498	—
Mortgage-backed securities	1,349,991	—	1,349,991	—
State and political subdivisions	807,842	—	807,842	—
Other securities	197,589	—	197,589	—
Mortgage loans held for sale	16,972	—	—	16,972
Derivative asset	98,887	—	98,887	—
Derivative liability	(28,076)	—	(28,076)	—

December 31, 2024
Available-for-sale securities
U.S. Treasury	$996	$996	$—	$—
U.S. Government agencies	54,547	—	54,547	—
Mortgage-backed securities	1,392,759	—	1,392,759	—
States and political subdivisions	858,182	—	858,182	—
Other securities	222,942	—	222,942	—
Mortgage loans held for sale	11,417	—	—	11,417
Derivative asset	127,474	—	127,474	—
Derivative liability	(24,032)	—	(24,032)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Individually assessed loans (1) (2) (collateral-dependent)	$114,131	$—	$—	$114,131
Foreclosed assets and other real estate owned (1)	498	—	—	498

December 31, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$102,580	$—	$—	$102,580
Foreclosed assets and other real estate owned (1)	881	—	—	881
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $38.9 million and $30.1 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2025 and December 31, 2024, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2025
Financial assets:
Cash and cash equivalents	$644,462	$644,462	$—	$—	$644,462
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,591,531	—	2,891,974	—	2,891,974
Interest receivable	120,443	—	120,443	—	120,443
Loans, net	16,857,559	—	—	16,401,301	16,401,301

Financial liabilities:
Noninterest bearing transaction accounts	4,468,237	—	4,468,237	—	4,468,237
Interest bearing transaction accounts and savings deposits	11,176,791	—	11,176,791	—	11,176,791
Time deposits	6,179,962	—	—	6,164,076	6,164,076
Federal funds purchased and securities sold under agreements to repurchase	31,306	—	31,306	—	31,306
Other borrowings	634,349	—	633,418	—	633,418
Subordinated notes and debentures	366,369	—	364,323	—	364,323
Interest payable	53,212	—	53,212	—	53,212

December 31, 2024
Financial assets:
Cash and cash equivalents	$687,377	$687,377	$—	$—	$687,377
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,636,636	—	2,949,951	—	2,949,951
Interest receivable	123,243	—	123,243	—	123,243
Loans, net	16,770,918	—	—	16,153,128	16,153,128

Financial liabilities:
Noninterest bearing transaction accounts	4,460,517	—	4,460,517	—	4,460,517
Interest bearing transaction accounts and savings deposits	10,982,022	—	10,982,022	—	10,982,022
Time deposits	6,443,211	—	—	6,429,309	6,429,309
Federal funds purchased and securities sold under agreements to repurchase	37,109	—	37,109	—	37,109
Other borrowings	745,372	—	743,940	—	743,940
Subordinated notes and debentures	366,293	—	361,332	—	361,332
Interest payable	67,111	—	67,111	—	67,111

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the six month period ended June 30, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $16.0 million.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				June 30, 2025		December 31, 2024
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$70,762	$1,001,715	$103,366

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets
Line Item on the Balance Sheet (In thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Investment securities - Available-for-sale	$963,356	$934,132	$71,005	$103,595

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	June 30, 2025		December 31, 2024
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$955,921	$28,125	$748,752	$24,108
Derivative liabilities	956,836	28,076	749,683	24,032

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $22.3 million as of June 30, 2025.

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

The Company has no outstanding notional values related to energy hedge swap contracts as of June 30, 2025. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

NOTE 23: SUBSEQUENT EVENTS

On July 23, 2025, the Company closed a public offering of 18,653,000 shares of its Class A common stock, at a price to the public of $18.50 per share, which includes 2,433,000 shares of the Company’s Class A common stock granted pursuant to the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts. This offering generated net proceeds of approximately $326.9 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. Additionally, on July 23, 2025, the Company completed steps taken to reposition its consolidated balance sheet, with a primary emphasis on the investment securities portfolio.

The Company and its subsidiaries, based upon favorable market conditions and the terms proposed by buyers of its investment securities, initiated a repositioning of the Company’s securities portfolio (the “Investment Securities Transaction”). The Investment Securities Transaction consisted of the following actions: (i) reclassified approximately $3.6 billion in HTM investment securities to AFS investment securities and (ii) subsequently sold approximately $3.2 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in an estimated, realized after-tax loss of approximately $604.0 million (based on an estimated tax rate of 24.3%), which will be recorded during the third quarter of 2025.

Additionally, during the quarter ended June 30, 2025, the Company issued a notice of redemption to redeem the Spirit Notes, due 2030, with an aggregate principal amount of $37.0 million, which were redeemed in full on July 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (the “Company”) as of June 30, 2025, and the related condensed consolidated statements of income, comprehensive income (loss), and stockholders’ equity for the three and six month periods ended June 30, 2025 and 2024, and cash flows for the six month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2025

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended June 30, 2025 to our results of operations for the three months ended March 31, 2025, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended March 31, 2025, please refer to our first quarter Form 10-Q filed with the SEC on May 8, 2025.

OVERVIEW

During the first half of 2025, we demonstrated continued improvement in profitability fundamentals. Increases in loans and customer deposits combined with solid loan yields and a decrease in deposit costs for three consecutive quarters have driven a healthy increase in our net interest margin and positive trends in total revenue. While we continue to operate against a backdrop of uncertainty concerning the macroeconomic environment and the timing of future interest rate moves, we continue our focus on organic growth in our very attractive footprint and are encouraged by our positive momentum heading into the last half of 2025:

•Total deposits as of June 30, 2025 were $21.82 billion, compared to $21.89 billion as of December 31, 2024. Uninsured, non-collateralized deposits as of June 30, 2025 were approximately $4.59 billion, or 21% of total deposits.
•Capital levels were steady during the quarter, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of June 30, 2025 (see Table 11 in the Risk-Based Capital section below). As of June 30, 2025, our ratio of common equity to total assets was 13.30%, the ratio of tangible common equity to tangible assets was 8.46% and our Tier 1 leverage ratio was 9.96%.
•Significant liquidity position with a loan to deposit ratio of 78% as of both June 30, 2025 and December 31, 2024. Additional liquidity sources available to us as of June 30, 2025 totaled $10.72 billion and our uninsured, non-collateralized deposit coverage ratio was 2.3x.
Our net income for the three months ended June 30, 2025 was $54.8 million, or $0.43 diluted earnings per share, compared to net income of $32.4 million, or $0.26 diluted earnings per share, for the three months ended March 31, 2025. Included in the results were certain items related to our branch right sizing initiative and early retirement program costs (for the three months ended June 30, 2025). Excluding these certain items and the tax effect, adjusted earnings for the three months ended June 30, 2025 were $56.1 million, or $0.44 adjusted diluted earnings per share, compared to $33.1 million, or $0.26 adjusted diluted earnings per share, for the three months ended March 31, 2025.

Our net income for the six months ended June 30, 2025 was $87.2 million, or $0.69 diluted earnings per share, compared to net income of $79.6 million, or $0.63 diluted earnings per share, for the six months ended June 30, 2024. Included in the results were certain items related to our branch right sizing initiative, early retirement program costs, a FDIC special assessment (for the six months ended June 30, 2024) and termination of vendor and software services (for the six months ended June 30, 2024). Excluding these certain items and the tax effect, adjusted earnings for the six months ended June 30, 2025 were $89.2 million, or $0.71 adjusted diluted earnings per share, compared to $82.2 million, or $0.65 adjusted diluted earnings per share, for the six months ended June 30, 2024.

During the year, we increased the loss provision on two specific credit relationships that we have been watching for some time due to unfavorable events that occurred for both during the six months ended June 30, 2025. Otherwise, we believe the asset quality in our portfolio remains sound and reflects our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of June 30, 2025, December 31, 2024, and June 30, 2024 were $157.2 million, $110.8 million, and $103.4 million, respectively. Nonperforming assets as a percent of total assets were 0.62% at June 30, 2025, compared to 0.45% at December 31, 2024 and 0.39% at June 30, 2024.

As of June 30, 2025, stockholders’ equity was $3.55 billion, book value per share was $28.17 and tangible book value per share was $16.97.

Total loans were $17.11 billion at June 30, 2025, compared to $17.01 billion at December 31, 2024. Our unfunded commitments were $3.95 billion and $3.74 billion as of June 30, 2025 and December 31, 2024, respectively. Our commercial loan pipeline totaled $1.63 billion as of June 30, 2025, compared to $1.26 billion at December 31, 2024.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of June 30, 2025, has approximately $26.7 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgement. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of June 30, 2025. Judgement is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 44% of our loan portfolio and approximately 92% of our time deposits have repriced in one year or less. As of June 30, 2025, our interest rate sensitivity shows that approximately 53% of our loans and 97% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended June 30, 2025, net interest income on a fully taxable equivalent basis was $178.2 million, an increase of $8.4 million, or 5.0%, compared to the three months ended March 31, 2025. The increase in net interest income was primarily the result of a $7.2 million increase in fully tax equivalent interest income, coupled with a $1.2 million decrease in interest expense.

The increase in interest income on a fully taxable equivalent basis primarily resulted from a $7.6 million increase in interest income on loans. The increase in interest income provided by loans reflects an increase attributable to loan volume of $1.9 million, coupled with a $5.7 million increase in interest income related to loan yield. The loan yield for the second quarter of 2025 was 6.26% compared to 6.20% from the preceding sequential quarter, representing a 6 basis point increase, driven by disciplined pricing of new originations, as well as positive fixed-rate loan repricing.

The $1.2 million decrease in interest expense is primarily due to a $5.3 million decrease in interest expense on time deposits, partially offset by a $2.8 million increase in interest expense related to a greater reliance on wholesale borrowing sources during the quarter. Of the $5.3 million decrease in interest expense on time deposits, $1.9 million was due to the 18 basis point decrease in average rates on time deposits and $3.4 million was due to the decrease in time deposit volume over the period.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the six month period ended June 30, 2025 increased $29.3 million, or 9.2%, over the same period in 2024. The increase in net interest income on a fully taxable equivalent basis was the result of a $29.1 million decrease in fully tax equivalent interest income, more than offset by a $58.4 million decrease in interest expense.

The decrease in interest income during the six month period ended June 30, 2025 primarily resulted from decreases in interest income on loans and investments. The decrease in interest income on loans was largely attributable to a 9 basis point decline in loan yield that resulted in a decrease of $8.8 million. Loan volume was relatively flat over the comparative periods. The decrease of $19.0 million in interest income on investment securities is primarily related to an $11.0 million decrease in interest income on taxable investment securities due to the decline in our taxable investment portfolio average balances which decreased by $587.0 million or 14.3%, as our portfolio experienced pay downs, maturities and a strategic sale of $251.5 million of lower-yielding available-for-sale (“AFS”) securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during the third quarter of 2024. A yield decrease in the taxable investment portfolio over the period of 39 basis points led to a decrease of $7.7 million in interest income on taxable investment securities.

The $58.4 million decrease in interest expense is mainly due to the decrease in our deposit account rates over the period. Interest expense decreased $40.2 million due to the decrease in rate of 49 basis points on interest-bearing deposit accounts and $7.9 million due to the decrease in deposit volume over the period. Further, a decrease of $8.3 million in interest expense was related to reductions in the amounts outstanding under and rates on wholesale borrowings sources over the comparative period. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 3.06% and 3.01% for the three and six month periods ended June 30, 2025, as compared to 2.95% and 2.68% for the three months ended March 31, 2025 and the six months ended June 30, 2024, respectively. Net interest margin experienced an 11 basis point increase for the three months ended June 30, 2025 compared to the preceding sequential quarter, while net interest margin increased 33 basis points during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase on a linked quarter basis was primarily due to fixed-rate asset repricing, coupled with decreased deposit costs from lower rates on time deposits and a favorable funding mix shift. The increase when compared to the same period in the prior year was driven by the decrease in deposits costs and aided by the strategic sale of lower-yielding AFS investment securities during the third quarter of 2024, as well as the reduced rate and use of wholesale funding.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2025	2025	2025	2024
Interest income	$315,023	$307,837	$622,860	$651,794
FTE adjustment	6,422	6,414	12,836	12,998
Interest income – FTE	321,445	314,251	635,696	664,792
Interest expense	143,199	144,415	287,614	345,983
Net interest income – FTE	$178,246	$169,836	$348,082	$318,809

Yield on earning assets – FTE	5.53%	5.47%	5.50%	5.58%
Cost of interest bearing liabilities	3.12%	3.17%	3.15%	3.68%
Net interest spread – FTE	2.41%	2.30%	2.35%	1.90%
Net interest margin – FTE	3.06%	2.95%	3.01%	2.68%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2025 compared to March 31, 2025	June 30, 2025 compared to June 30, 2024
Increase (decrease) due to change in earning assets	$919	$(11,527)
Increase (decrease) due to change in earning asset yields	6,275	(17,569)
Increase due to change in interest bearing liabilities	332	11,902
Increase due to change in interest rates paid on interest bearing liabilities	884	46,467
Increase in net interest income	$8,410	$29,273

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	June 30, 2025			March 31, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$219,928	$2,531	4.62	$241,021	$2,703	4.55
Investment securities - taxable	3,483,805	31,233	3.60	3,540,559	31,584	3.62
Investment securities - non-taxable	2,564,037	21,210	3.32	2,608,070	21,217	3.30
Mortgage loans held for sale	13,063	221	6.79	8,142	122	6.08
Loans - including fees	17,046,802	266,250	6.26	16,920,050	258,625	6.20
Total interest earning assets	23,327,635	321,445	5.53	23,317,842	314,251	5.47
Non-earning assets	3,317,496			3,360,786
Total assets	$26,645,131			$26,678,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,220,060	$69,108	2.47	$11,177,550	$67,895	2.46
Time deposits	5,820,499	57,231	3.94	6,160,429	62,559	4.12
Total interest bearing deposits	17,040,559	126,339	2.97	17,337,979	130,454	3.05
Federal funds purchased and securities sold under agreements to repurchase	32,565	59	0.73	39,797	113	1.15
Other borrowings	960,817	10,613	4.43	706,402	7,714	4.43
Subordinated debt and debentures	366,350	6,188	6.77	366,312	6,134	6.79
Total interest bearing liabilities	18,400,291	143,199	3.12	18,450,490	144,415	3.17

Noninterest bearing liabilities:
Noninterest bearing deposits	4,390,454			4,342,948
Other liabilities	308,223			320,721
Total liabilities	23,098,968			23,114,159
Stockholders’ equity	3,546,163			3,564,469
Total liabilities and stockholders’ equity	$26,645,131			$26,678,628
Net interest spread – FTE			2.41			2.30
Net interest margin – FTE		$178,246	3.06		$169,836	2.95

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$230,416	$5,234	4.58	$212,949	$5,974	5.64
Investment securities - taxable	3,512,029	62,817	3.61	4,098,980	81,481	4.00
Investment securities - non-taxable	2,585,931	42,427	3.31	2,616,187	42,730	3.28
Mortgage loans held for sale	10,616	343	6.52	9,688	342	7.10
Loans - including fees	16,983,776	524,875	6.23	17,001,148	534,265	6.32
Total interest earning assets	23,322,768	635,696	5.50	23,938,952	664,792	5.58
Non-earning assets	3,339,019			3,343,386
Total assets	$26,661,787			$27,282,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,198,922	$137,003	2.47	$11,052,928	$157,779	2.87
Time deposits	5,989,526	119,790	4.03	6,447,635	147,187	4.59
Total interest bearing deposits	17,188,448	256,793	3.01	17,500,563	304,966	3.50
Federal funds purchased and securities sold under agreements to repurchase	36,161	172	0.96	52,359	345	1.33
Other borrowings	834,312	18,327	4.43	992,506	26,674	5.40
Subordinated debt and debentures	366,331	12,322	6.78	366,179	13,998	7.69
Total interest bearing liabilities	18,425,252	287,614	3.15	18,911,607	345,983	3.68

Noninterest bearing liabilities:
Noninterest bearing deposits	4,366,835			4,639,498
Other liabilities	314,435			282,144
Total liabilities	23,106,522			23,833,249
Stockholders’ equity	3,555,265			3,449,089
Total liabilities and stockholders’ equity	$26,661,787			$27,282,338
Net interest spread – FTE			2.35			1.90
Net interest margin – FTE		$348,082	3.01		$318,809	2.68

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 and the six months ended June 30, 2025 and 2024, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended			Six Months Ended
	June 30, 2025 compared to March 31, 2025			June 30, 2025 compared to June 30, 2024
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(242)	$70	$(172)	$462	$(1,202)	$(740)
Investment securities - taxable	(508)	157	(351)	(10,980)	(7,684)	(18,664)
Investment securities - non-taxable	(361)	354	(7)	(495)	192	(303)
Mortgage loans held for sale	82	17	99	31	(30)	1
Loans - including fees	1,948	5,677	7,625	(545)	(8,845)	(9,390)
Total	919	6,275	7,194	(11,527)	(17,569)	(29,096)

Interest expense:
Interest bearing transaction and savings accounts	259	954	1,213	2,059	(22,835)	(20,776)
Time deposits	(3,382)	(1,946)	(5,328)	(9,986)	(17,411)	(27,397)
Federal funds purchased and securities sold under agreements to repurchase	(19)	(35)	(54)	(91)	(82)	(173)
Other borrowings	2,809	90	2,899	(3,890)	(4,457)	(8,347)
Subordinated notes and debentures	1	53	54	6	(1,682)	(1,676)
Total	(332)	(884)	(1,216)	(11,902)	(46,467)	(58,369)
Increase in net interest income	$1,251	$7,159	$8,410	$375	$28,898	$29,273

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

The provision for credit losses for the three months ended June 30, 2025 was $11.9 million as compared to $26.8 million for the three months ended March 31, 2025. The provision expense for the three months ended March 31, 2025 reflected a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period, while provision expense for both periods reflected loan growth in the quarters, as well as the impact of updated economic assumptions.

For the six months ended June 30, 2025, our provision for credit losses was $38.7 million as compared to $21.3 million for the same period ended June 30, 2024. The provision expense for the six months ended June 30, 2025 reflected a provision expense of $15.6 million related to two specific credit relationships previously discussed, as well as the impact of updated economic assumptions reflecting increased uncertainty. Provision expense for the same period ended June 30, 2024 reflected loan growth in the quarter, as well as the impact of updated economic assumptions.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended June 30, 2025, total noninterest income was $42.4 million, a decrease of approximately $3.8 million or 8.2%, compared to the three month period ended March 31, 2025. The decrease for the three month period ended June 30, 2025 as compared to the preceding sequential quarter is primarily related to a $1.4 million Small Business Investment Company (“SBIC”) valuation adjustment recorded during the period, coupled with lower swap fee income due to a large swap transaction and associated fees recorded in the prior comparative period, all of which are included in “Other income” in the table below.

Noninterest income for the six months ended June 30, 2025 increased by approximately $2.0 million or 2.3% as compared to the six months ended June 30, 2024. While the individual line items were all relatively flat as compared to the same period in 2024, the increase was primarily due to a $1.5 million increase in wealth management fees related to strong performance and more favorable market conditions during the six months ended June 30, 2025.

Table 5 shows noninterest income for the three month periods ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2025	2025	$	%	2025	2024	$	%
Service charges on deposit accounts	$12,588	$12,635	$(47)	(0.4)%	$25,223	$24,207	$1,016	4.2%
Debit and credit card fees	8,567	8,446	121	1.4	17,013	16,408	605	3.7
Wealth management fees	9,464	9,629	(165)	(1.7)	19,093	17,585	1,508	8.6
Mortgage lending income	1,687	2,013	(326)	(16.2)	3,700	4,293	(593)	(13.8)
Bank owned life insurance income	3,890	4,092	(202)	(4.9)	7,982	7,690	292	3.8
Other service charges and fees	1,321	1,333	(12)	(0.9)	2,654	2,718	(64)	(2.4)
Other income	4,837	8,007	(3,170)	(39.6)	12,844	13,582	(738)	(5.4)
Total noninterest income	$42,354	$46,155	$(3,801)	(8.2)%	$88,509	$86,483	$2,026	2.3%

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $31.9 million and $32.0 million for the three month periods ended June 30, 2025 and March 31, 2025, respectively, and was $64.0 million and $60.9 million for the six month periods ended June 30, 2025 and 2024, respectively.

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

Noninterest expense was $138.6 million for the three month period ended June 30, 2025, as compared to noninterest expense of $144.6 million for the three month period ended March 31, 2025, representing a decrease of $6.0 million, or 4.1%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing and early retirement program costs (for the three months ended June 30, 2025), for the three months ended June 30, 2025 was $136.8 million, a decrease of $6.8 million as compared to the three months ended March 31, 2025.

Noninterest expense for the six months ended June 30, 2025 increased by approximately $3.9 million or 1.4% as compared to the six months ended June 30, 2024. Adjusted noninterest expense, which excludes branch right sizing, early retirement program costs, FDIC special assessment (for the six months ended June 30, 2024) and termination of vendor and software services (for the six months ended June 30, 2024), increased $4.7 million, or 1.7%, as compared to the six months ended June 30, 2024.

Other noninterest expense decreased $4.2 million during the three month period ended June 30, 2025 as compared to the preceding sequential quarter and increased $1.5 million during the six month period ended June 30, 2025 when compared to the same period in the prior year. The decrease during the three month period ended June 30, 2025 as compared to the preceding sequential quarter is primarily due to a $4.3 million charge related to a commercial customer deposit fraud event that was identified during the comparative period. The increase during the six month period ended June 30, 2025 as compared to the same period in the prior year was also related to the previously mentioned fraud event, offset by a focus on disciplined expense management over the period.

Salaries and employee benefits expense decreased $962,000 during the three month period ended June 30, 2025 as compared to the preceding sequential quarter and increased $5.3 million during the six month period ended June 30, 2025 when compared to the same period in the prior year. The decrease as compared to the preceding sequential quarter is primarily due to higher payroll taxes typically incurred during the first quarter, which was partially offset by early retirement program costs of $1.6 million recorded during the period. The increase as compared to the same period in the prior year is primarily due to employee merit increases over the comparative periods.

Deposit insurance expense for the three and six months ended June 30, 2025 as compared to the three months ended March 31, 2025 and six months ended June 30, 2024 decreased by $474,000 and $2.5 million, respectively. While the variance in deposit insurance expense on a sequential quarter basis is relatively flat, the decrease on a year over year basis for the six months ended June 30, 2025 is significantly attributable to the additional FDIC special assessments totaling $1.8 million during the six months ended June 30, 2024, which were levied to support the Deposit Insurance Fund following the failure of certain banks in 2023.

Table 6 below shows noninterest expense for the three month periods ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2025	2025	$	%	2025	2024	$	%
Salaries and employee benefits	$73,862	$74,824	$(962)	(1.3)%	$148,686	$143,369	$5,317	3.7%
Occupancy expense, net	11,844	12,651	(807)	(6.4)	24,495	24,122	373	1.5
Furniture and equipment expense	5,474	5,465	9	0.2	10,939	10,764	175	1.6
Other real estate and foreclosure expense	216	198	18	9.1	414	296	118	39.9
Deposit insurance	4,917	5,391	(474)	(8.8)	10,308	12,817	(2,509)	(19.6)
Other operating expenses:
Professional services	6,192	4,867	1,325	27.2	11,059	10,396	663	6.4
Postage	2,250	2,280	(30)	(1.3)	4,530	4,211	319	7.6
Telephone	1,594	1,479	115	7.8	3,073	3,280	(207)	(6.3)
Debit and credit card	3,191	3,029	162	5.3	6,220	6,543	(323)	(4.9)
Marketing	6,612	6,826	(214)	(3.1)	13,438	13,007	431	3.3
Software and technology	10,485	10,036	449	4.5	20,521	21,615	(1,094)	(5.1)
Operating supplies	487	627	(140)	(22.3)	1,114	1,246	(132)	(10.6)
Amortization of intangibles	3,098	3,527	(429)	(12.2)	6,625	7,702	(1,077)	(14.0)
Branch right sizing	163	994	(831)	(83.6)	1,157	755	402	53.2
Other	8,204	12,386	(4,182)	(33.8)	20,590	19,110	1,480	7.7
Total noninterest expense	$138,589	$144,580	$(5,991)	(4.1)%	$283,169	$279,233	$3,936	1.4%

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

HTM and AFS investment securities were $3.59 billion and $2.41 billion, respectively, at June 30, 2025, compared to the HTM amount of $3.64 billion and AFS amount of $2.53 billion at December 31, 2024. We continue to look for opportunities to maximize the value of the investment portfolio.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. The related remaining combined net unrealized losses of $99.4 million in accumulated other comprehensive income (loss) as of June 30, 2025 will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

As of June 30, 2025, management had the ability and intent to hold the securities classified as HTM until they mature, at which time we expected to receive full value for the securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding.

Furthermore, as of June 30, 2025, we had the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost and we believed the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. As of June 30, 2025, the unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2025, we believed the declines in fair value are temporary and we did not believe any of the securities are impaired due to reasons of credit quality.

During July 2025, we initiated and completed steps taken to reposition our consolidated balance sheet and reclassified approximately $3.6 billion in HTM investment securities to AFS investment securities. Subsequently, we sold approximately $3.2 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in an estimated, realized after-tax loss of approximately $604.0 million (based on an estimated tax rate of 24.3%), which will be recorded during the third quarter of 2025. The AFS securities sold were low-yield bonds and, by removing these bonds from our balance sheet, we reduced our level of high-cost wholesale funding and increased our ability to generate higher earnings and growth.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the six months ended June 30, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $16.0 million.

LOAN PORTFOLIO

Our loan portfolio averaged $16.98 billion and $17.00 billion during the first six months of 2025 and 2024, respectively. As of June 30, 2025, total loans were $17.11 billion, an increase of $105.2 million from December 31, 2024. The increase in the loan balance during the first six months of 2025 when compared to December 31, 2024 is primarily due to growth in the commercial real estate, agricultural and mortgage warehouse portfolios over the comparative period, while we continued to focus on maintaining prudent underwriting standards and pricing discipline. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	June 30,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$176,166	$181,675
Other consumer	123,831	127,319
Total consumer	299,997	308,994
Real estate:
Construction and development	2,784,578	2,789,249
Single family residential	2,625,717	2,689,946
Other commercial	7,961,412	7,912,336
Total real estate	13,371,707	13,391,531
Commercial:
Commercial	2,440,507	2,434,175
Agricultural	333,078	261,154
Total commercial	2,773,585	2,695,329
Other	665,807	610,083
Total loans before allowance for credit losses	$17,111,096	$17,005,937

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $300.0 million at June 30, 2025, or 1.8% of total loans, compared to $309.0 million, or 1.8% of total loans at December 31, 2024. The decrease in consumer loans from December 31, 2024, to June 30, 2025, was primarily due to loan payoffs and pay downs within both the credit card and other consumer portfolios during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.37 billion at June 30, 2025, or 78.1% of total loans, compared to $13.39 billion, or 78.7%, of total loans at December 31, 2024, a decrease of $19.8 million, or 0.1%. Our C&D loans were relatively flat over the comparative period with a decrease of $4.7 million, or 0.2%, while single family residential loans decreased by $64.2 million, or 2.4%, and CRE loans increased by $49.1 million, or 0.6%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first six months of 2025. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.77 billion at June 30, 2025, or 16.2% of total loans, compared to $2.70 billion, or 15.8% of total loans at December 31, 2024, an increase of $78.3 million, or 2.9%. The increase in commercial loans was largely related to the increase in agricultural loans of $71.9 million, or 27.5%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first six months of 2025 as compared to December 31, 2024, leading to an increase of $55.7 million in other loans.

Our commercial loan pipeline consisting of all commercial loan opportunities was $1.63 billion at June 30, 2025 compared to $1.26 billion at December 31, 2024. Loans approved and ready to close at the end of the quarter totaled $564.3 million.

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

Total nonperforming assets increased $45.5 million from December 31, 2024 to June 30, 2025. Nonaccrual loans increased by $46.3 million from December 31, 2024 and foreclosed assets held for sale and other real estate owned decreased $476,000 as compared to December 31, 2024. The increase in nonaccrual loans was primarily due to two specific credit relationships being placed on nonaccrual status during the period. One relationship totaling $26.7 million relates to a downtown St. Louis hotel that was originated pre-pandemic and has been on our classified list since April of 2021. This is the only credit relationship within our portfolio located in downtown St. Louis. The other relationship totaling $22.9 million relates to a fast-food operator and has been on our classified list since June of 2024 due to sector-related headwinds and global cash flow concerns with the borrower.

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

There were five loan modifications granted to borrowers experiencing financial difficulty during the six month period ended June 30, 2025. Such modifications included interest rate reductions and had a total period-end amortized cost basis of $528,000 at June 30, 2025.

The allowance for credit losses as a percent of total loans was 1.48% as of June 30, 2025. Nonperforming loans equaled 0.92% of total loans. Nonperforming assets were 0.62% of total assets, a 17 basis point increase from December 31, 2024. The allowance for credit losses was 161% of nonperforming loans. Our annualized net charge-offs to average total loans ratio for the first six months of 2025 was 0.24%. Annualized net credit card charge-offs to average total credit card loans were 2.85% for the first six months of 2025, compared to 2.93% during the full year 2024, and 182 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning nonperforming assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Nonperforming Assets

	June 30,	December 31,	June 30,
(Dollars in thousands)	2025	2024	2024
Nonaccrual loans (1)	$156,453	$110,154	$102,891
Loans past due 90 days or more (principal or interest payments)	709	603	558
Total nonperforming loans	157,162	110,757	103,449
Other nonperforming assets:
Foreclosed assets held for sale and other real estate owned	8,794	9,270	2,209
Other nonperforming assets	759	1,202	1,167
Total other nonperforming assets	9,553	10,472	3,376
Total nonperforming assets	$166,715	$121,229	$106,825

Allowance for credit losses to nonperforming loans	161%	212%	223%
Nonperforming loans to total loans	0.92%	0.65%	0.60%
Nonperforming assets to total assets	0.62%	0.45%	0.39%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $27.9 million and $597,000 at June 30, 2025 and December 31, 2024, respectively.

The interest income on nonaccrual loans is not considered material for the three and six month periods ended June 30, 2025 and 2024.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2025	2024
Balance, beginning of year	$235,019	$225,231

Loans charged off:
Credit card	3,162	3,064
Other consumer	1,484	1,282
Real estate	5,875	2,980
Commercial	12,500	11,836
Total loans charged off	23,021	19,162
Recoveries of loans previously charged off:
Credit card	545	469
Other consumer	600	842
Real estate	186	807
Commercial	1,466	897
Total recoveries	2,797	3,015
Net loans charged off	20,224	16,147
Provision for credit losses	38,742	21,305
Balance, June 30,	$253,537	$230,389

Loans charged off:
Credit card		3,373
Other consumer		1,029
Real estate		3,969
Commercial		15,031
Total loans charged off		23,402
Recoveries of loans previously charged off:
Credit card		622
Other consumer		554
Real estate		678
Commercial		698
Total recoveries		2,552
Net loans charged off		20,850
Provision for credit losses		25,480
Balance, end of year		$235,019

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and six months ended June 30, 2025 and 2024, and for the year ended December 31, 2024, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of June 30, 2025, the allowance for credit losses reflected an increase of approximately $18.5 million from December 31, 2024, while total loans increased by $105.2 million over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first six months of 2025 was primarily due to a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period, as well as the impact of updated economic forecasts. Our allowance for credit losses at June 30, 2025 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$6,087	1.0%	$6,007	1.1%
Other consumer	6,267	4.6%	5,463	4.3%
Real estate	203,985	78.2%	181,962	78.8%
Commercial	37,198	16.2%	41,587	15.8%
Total	$253,537	100.0%	$235,019	100.0%

Allowance for credit losses to period-end loans	1.48%		1.38%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 223 financial centers as of June 30, 2025. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of June 30, 2025, core deposits comprised 78.3% of our total deposits.

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

Our total deposits as of June 30, 2025, were $21.82 billion, compared to $21.89 billion as of December 31, 2024. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.65 billion at June 30, 2025, compared to $15.44 billion at December 31, 2024, an increase of $202.5 million. Total time deposits decreased $263.2 million to $6.18 billion at June 30, 2025, from $6.44 billion at December 31, 2024. We had $3.24 billion and $3.30 billion of brokered deposits at June 30, 2025, and December 31, 2024, respectively. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.00 billion and $1.11 billion at June 30, 2025 and December 31, 2024, respectively. The outstanding balance for June 30, 2025 includes $617.8 million in FHLB advances; $366.4 million in subordinated notes and unamortized debt issuance costs; and $16.5 million of other long-term debt. FHLB advances outstanding at June 30, 2025 are whole loan advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

We assumed Fixed-to-Floating Rate Subordinated Notes in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (the “Spirit Notes”). Subject to the redemption described below, the Spirit Notes would mature on July 31, 2030, and initially bear interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be the then-current three-month Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York (provided, that in the event the benchmark rate is less than zero, the benchmark rate will be deemed to be zero) plus 592 basis points, payable quarterly, in arrears. During the quarter ended June 30, 2025, we issued a notice of redemption to redeem the Spirit Notes, which were redeemed in full on July 31, 2025.

For information about the regulatory capital treatment of the Notes and the Spirit Notes, see the section “Capital—Risk-Based Capital.”

CAPITAL

Overview

At June 30, 2025, total capital was $3.55 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2025, our common equity to asset ratio was 13.30% compared to 13.13% at year-end 2024.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

On July 23, 2025, we closed a public offering of 18,653,000 shares of our Class A common stock, at a price to the public of $18.50 per share, which includes 2,433,000 shares of our Class A common stock granted pursuant to the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts. The proceeds from this public offering will help us offset the one-time estimated, realized after-tax loss of approximately $604.0 million (based on an estimated tax rate of 24.3%) incurred during the third quarter of 2025 from selling AFS securities discussed in the Investments and Securities section above.

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

No shares were repurchased during the three and six month periods ended June 30, 2025 and 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.425 per share for the first six months of 2025 compared to $0.42 per share for the first six months of 2024, an increase of $0.005, or 1%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2025, we meet all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The Company’s risk-based capital ratios at June 30, 2025 and December 31, 2024 are presented in Table 11 below:

Table 11: Risk-Based Capital

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Tier 1 capital:
Stockholders’ equity	$3,549,210	$3,528,872
CECL transition provision	—	30,873
Goodwill and other intangible assets	(1,379,104)	(1,385,128)
Unrealized loss on available-for-sale securities, net of income taxes	380,900	360,910
Total Tier 1 capital	2,551,006	2,535,527
Tier 2 capital:
Subordinated notes and debentures	366,369	366,293
Subordinated debt phase out	(198,000)	(132,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	258,079	222,313
Total Tier 2 capital	426,448	456,606
Total risk-based capital	$2,977,454	$2,992,133

Risk weighted assets	$20,646,324	$20,473,960

Assets for leverage ratio	$25,606,135	$26,037,459

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.36%	12.38%
Tier 1 leverage ratio	9.96%	9.74%
Tier 1 risk-based capital ratio	12.36%	12.38%
Total risk-based capital ratio	14.42%	14.61%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Qualifying subordinated debt of $168.4 million and $234.3 million is included as Tier 2 and total capital of the Company for periods ended June 30, 2025 and December 31, 2024, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, business strategies, product development, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, loan demand, deposit levels, investment in digital channels, critical accounting policies and estimates, net interest income, net interest margin, noninterest income, noninterest expense, the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity (including, among other things, the impact of rising or declining interest rates), economic conditions, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the regulatory agencies, capital resources, the expected expenses and cost savings associated with branch closures, market risk, plans for investments in (and cash flows from) securities and investment portfolio strategies, effect of pending and future litigation, staffing initiatives, estimated cost savings associated with the Company’s early retirement program, legal and regulatory limitations and compliance and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve, as well as legislative and regulatory changes); changes in tariff policies; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, loan demand, deposit flows, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock, specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry; cyber threats, attacks or events, including at third parties on which we rely for key services; the ability to collect amounts due under loan agreements; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgements, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine and Israel and Iran) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns that led to the large regional bank failures during 2023 may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; fraud that results in material losses or that we have not discovered yet that may result in material losses; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; increased delinquency and foreclosure rates on commercial real estate and other loans; significant increases in nonaccrual loan balances; the effects of government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, cell-phone/tablet, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned and other cautionary statements set forth elsewhere in this report.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch right sizing costs, FDIC special assessment, termination of vendor and software services, early retirement program costs and tax effect}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest expense (non-GAAP), uninsured, non-collateralized deposits (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.411 billion and $1.418 billion total goodwill and other intangible assets for the periods ended June 30, 2025 and December 31, 2024, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 12 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 12: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands, except per share data)	2025	2025	2025	2024
Net income available to common stockholders	$54,773	$32,388	$87,161	$79,634
Certain items:
FDIC Special Assessment	—	—	—	1,832
Early retirement program	1,594	—	1,594	337
Termination of vendor and software services	—	—	—	615
Branch right sizing (net)	163	994	1,157	755
Tax effect (1)	(459)	(260)	(719)	(925)
Certain items, net of tax	1,298	734	2,032	2,614
Adjusted earnings (non-GAAP)	$56,071	$33,122	$89,193	$82,248

Diluted earnings per share(2)	$0.43	$0.26	$0.69	$0.63
Certain items:
FDIC Special Assessment	—	—	—	0.02
Early retirement program	0.01	—	0.01	—
Termination of vendor and software services	—	—	—	—
Branch right sizing (net)	—	—	0.01	0.01
Tax effect (1)	—	—	—	(0.01)
Certain items, net of tax	0.01	—	0.02	0.02
Adjusted diluted earnings per share (non-GAAP)	$0.44	$0.26	$0.71	$0.65
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 15, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 13 below for the reconciliation of adjusted noninterest expense for the periods presented.

Table 13: Reconciliation of Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2025	2025	2025	2024
Noninterest expense	$138,589	$144,580	$283,169	$279,233
Certain items:
Early retirement program	(1,594)	—	(1,594)	(337)
Termination of vendor and software services	—	—	—	(615)
FDIC Special Assessment	—	—	—	(1,832)
Branch right sizing	(163)	(994)	(1,157)	(755)
Total certain items	(1,757)	(994)	(2,751)	(3,539)
Adjusted noninterest expense (non-GAAP)	$136,832	$143,586	$280,418	$275,694

See Table 14 below for the reconciliation of tangible book value per share.

Table 14: Reconciliation of Tangible Book Value per Share (non-GAAP)

	June 30,	December 31,
(In thousands, except per share data)	2025	2024
Total common stockholders’ equity	$3,549,210	$3,528,872
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(90,617)	(97,242)
Total intangibles	(1,411,416)	(1,418,041)
Tangible common stockholders’ equity	$2,137,794	$2,110,831
Shares of common stock outstanding	125,996,248	125,651,540

Book value per common share	$28.17	$28.08

Tangible book value per share (non-GAAP)	$16.97	$16.80

See Table 15 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 15: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Total common stockholders’ equity	$3,549,210	$3,528,872
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(90,617)	(97,242)
Total intangibles	(1,411,416)	(1,418,041)
Tangible common stockholders’ equity	$2,137,794	$2,110,831

Total assets	$26,693,620	$26,876,049
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(90,617)	(97,242)
Total intangibles	(1,411,416)	(1,418,041)
Tangible assets	$25,282,204	$25,458,008

Ratio of common equity to assets	13.30%	13.13%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.46%	8.29%

See Table 16 below for the reconciliation of uninsured, non-collateralized deposits and the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 16: Reconciliation of Uninsured, Non-Collateralized Deposits and the Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

	June 30,	December 31,
(In thousands)	2025	2024
Uninsured deposits at Simmons Bank	$8,407,847	$8,467,291
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,691,215	2,790,339
Less: Intercompany eliminations	1,121,932	1,045,734
Total uninsured, non-collateralized deposits	$4,594,700	$4,631,218

FHLB borrowing availability	$5,133,000	$4,716,000
Unpledged securities	3,697,000	4,103,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	1,894,000	2,081,000
Additional liquidity sources	$10,724,000	$10,900,000

Uninsured, non-collateralized deposit coverage ratio	2.3x	2.4x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2025, undivided profits of Simmons Bank were approximately $576.9 million, $78.2 million of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of June 30, 2025, Simmons Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $5.13 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. Approximately 40.1% of the investment portfolio was classified as available-for-sale as of June 30, 2025, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2025, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a negative variance in net interest income of 1.10% and 2.48%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in positive variances in net interest income of 0.10% and 0.37%, respectively, relative to the base case over the next 12 months. These results reflect a liability-sensitive balance sheet and are consistent with the Company’s shift toward short-term funding combined with relatively little change in the mix of interest-earning assets.

These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates, or the actions that we took in July 2025 in connection with the balance sheet repositioning (including the Investment Securities Transaction). We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at June 30, 2025:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	(2.48)%
Up 100 basis points	(1.10)%
Down 100 basis points	0.10%
Down 200 basis points	0.37%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 11, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

Other than as set forth below, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in, or interpretations of, tax rules and regulations or our tax positions may adversely affect our income taxes, financial condition or results of operations.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation and uncertain tax position allowances. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our income tax provision and net income in the period or periods for which that determination is made could result.

During the third quarter of 2025, we completed a balance sheet repositioning focused on our investment securities portfolio in which we reclassified our held-to-maturity securities to available-for-sale and then sold approximately $3.2 billion (amortized cost basis) of investment securities. The sale of investment securities resulted in an estimated, realized after-tax loss of approximately $604.0 million (based on an estimated tax rate of 24.3%), which will be recorded during the third quarter of 2025.

We expect that the losses described above should be entitled to ordinary treatment. However, the Internal Revenue Service could determine that the losses described above should not be entitled to ordinary treatment, in which case we could be subject to material amounts of taxes which would have a material adverse effect on our financial condition and results of operations.

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

Information concerning our purchases of common stock during the quarter ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$175,000,000
May 1, 2025 - May 31, 2025	—	—	—	$175,000,000
June 1, 2025 - June 30, 2025	—	—	—	$175,000,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 5, 2025	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2025	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2025	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)