Form 10-Q
period 2025-09-30
SIMMONS FIRST NATIONAL CORP
filed 2025-11-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2025, was 144,717,601.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2025

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2025 and December 31, 2024

	September 30,	December 31,
(In thousands, except share data)	2025	2024
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$377,604	$429,705
Interest bearing balances due from banks and federal funds sold	266,013	257,672
Cash and cash equivalents	643,617	687,377
Interest bearing balances due from banks - time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at December 31, 2024	—	3,636,636
Available-for-sale, (amortized cost of $3,723,974 and $2,852,774 at September 30, 2025 and December 31, 2024, respectively)	3,319,277	2,529,426
Total investments	3,319,277	6,166,062
Mortgage loans held for sale	15,507	11,417
Assets held in trading accounts	12,695	—
Loans	17,188,817	17,005,937
Allowance for credit losses on loans	(258,006)	(235,019)
Net loans	16,930,811	16,770,918
Premises and equipment	568,343	585,431
Foreclosed assets and other real estate owned	6,386	9,270
Interest receivable	104,383	123,243
Bank owned life insurance	539,372	531,805
Goodwill	1,320,799	1,320,799
Other intangible assets	87,520	97,242
Other assets	659,352	572,385
Total assets	$24,208,162	$26,876,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,377,232	$4,460,517
Interest bearing transaction accounts and savings deposits	10,932,914	10,982,022
Time deposits	4,527,587	6,443,211
Total deposits	19,837,733	21,885,750
Federal funds purchased and securities sold under agreements to repurchase	22,348	37,109
Other borrowings	18,832	745,372
Subordinated notes and debentures	648,976	366,293
Accrued interest and other liabilities	326,310	312,653
Total liabilities	20,854,199	23,347,177

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at September 30, 2025 and December 31, 2024; 144,703,075 and 125,651,540 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,447	1,257
Surplus	2,848,977	2,511,590
Undivided profits	817,022	1,376,935
Accumulated other comprehensive loss	(313,483)	(360,910)
Total stockholders’ equity	3,353,963	3,528,872
Total liabilities and stockholders’ equity	$24,208,162	$26,876,049

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$269,210	$277,939	$792,338	$810,366
Interest bearing balances due from banks and federal funds sold	6,421	2,921	11,655	8,895
Investment securities	37,464	53,220	131,619	166,271
Mortgage loans held for sale	229	209	572	551
Assets held in trading accounts	99	—	99	—
TOTAL INTEREST INCOME	313,423	334,289	936,283	986,083

INTEREST EXPENSE
Deposits	116,610	152,244	373,403	457,210
Federal funds purchased and securities sold under agreements to repurchase	72	138	244	483
Other borrowings	2,957	17,067	21,284	43,741
Subordinated notes and debentures	7,123	7,128	19,445	21,126
TOTAL INTEREST EXPENSE	126,762	176,577	414,376	522,560

NET INTEREST INCOME	186,661	157,712	521,907	463,523
Provision for credit losses	11,966	12,148	50,708	33,453

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	174,695	145,564	471,199	430,070

NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	13,045	12,713	38,268	36,920
Debit and credit card fees	8,478	8,144	25,491	24,552
Wealth management fees	9,965	9,098	29,058	26,683
Mortgage lending income	2,259	1,956	5,959	6,249
Bank owned life insurance income	3,943	3,757	11,925	11,447
Other service charges and fees	1,474	1,509	4,128	4,227
Loss on sale of securities, net	(801,492)	(28,393)	(801,492)	(28,393)
Other income	6,141	8,346	18,985	21,928
TOTAL NONINTEREST INCOME (LOSS)	(756,187)	17,130	(667,678)	103,613

NONINTEREST EXPENSE
Salaries and employee benefits	76,249	69,167	224,935	212,536
Occupancy expense, net	12,106	12,216	36,601	36,338
Furniture and equipment expense	5,275	5,612	16,214	16,376
Other real estate and foreclosure expense	200	87	614	383
Deposit insurance	5,175	5,571	15,483	18,388
Other operating expenses	43,027	44,540	131,354	132,405
TOTAL NONINTEREST EXPENSE	142,032	137,193	425,201	416,426

INCOME (LOSS) BEFORE INCOME TAXES	(723,524)	25,501	(621,680)	117,257
Provision (benefit) for income taxes	(160,732)	761	(146,049)	12,883

NET INCOME (LOSS)	$(562,792)	$24,740	$(475,631)	$104,374
BASIC EARNINGS PER SHARE	$(4.01)	$0.20	$(3.64)	$0.83
DILUTED EARNINGS PER SHARE	$(4.00)	$0.20	$(3.63)	$0.83
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
NET INCOME (LOSS)	$(562,792)	$24,740	$(475,631)	$104,374

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(835,485)	97,187	(840,504)	71,400
Less: Reclassification adjustment for realized losses included in net income	(801,492)	(28,393)	(801,492)	(28,393)
Less: Realized gains on derivative instruments	4,648	37,558	38,047	24,975
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity (1)	(129,912)	(6,231)	(141,267)	(17,938)
Other comprehensive income (loss), before tax effect	91,271	94,253	64,208	92,756
Less: Tax effect of other comprehensive income (loss)	23,854	24,633	16,781	24,242

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	67,417	69,620	47,427	68,514

COMPREHENSIVE INCOME (LOSS)	$(495,375)	$94,360	$(428,204)	$172,888
_______________________________________
(1)During the three and nine months ended September 30, 2025, the Company engaged in a balance sheet repositioning, which included the transfer of all held-to-maturity securities to the available-for-sale portfolio, including those previously transferred to the held-to-maturity portfolio. The securities were transferred at fair value and the previous related remaining combined net unrealized losses in accumulated other comprehensive income (loss) were either recognized as part of the securities transfer and subsequent sale of certain securities or will be amortized into income over the remaining life of the security. See Note 2, Investment Securities, for more information on the securities portfolio.
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024

(In thousands)	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(475,631)	$104,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,952	34,863
Provision for credit losses	50,708	33,453
Loss on sale of investments	801,492	28,393
Net amortization of investment securities and assets	10,297	13,104
Net amortization on borrowings	158	114
Stock-based compensation expense	12,538	8,867
Gain on sale of closed branches	(152)	—
Gain on sale of foreclosed assets and other real estate owned	(506)	(911)
Gain on sale of mortgage loans held for sale	(5,998)	(6,503)
Loss on sale of loans	22	234
Loss on early extinguishment of debt	565	—
Deferred income taxes	(166,587)	(3,254)
Income from bank owned life insurance	(11,949)	(11,798)
Originations of mortgage loans held for sale	(203,824)	(211,421)
Proceeds from sale of mortgage loans held for sale	205,732	219,027
Changes in assets and liabilities:
Interest receivable	18,860	(3,270)
Assets held in trading accounts	(12,695)	—
Other assets	60,904	65,650
Accrued interest and other liabilities	32,343	74,820
Income taxes payable	(13,390)	(2,683)
Net cash provided by operating activities	333,839	343,059

INVESTING ACTIVITIES
Net change in loans	(315,554)	(519,391)
Proceeds from sale of loans	97,863	6,099
Proceeds from sale of closed branches	16,595	—
Purchases of premises and equipment, net	(28,155)	(34,935)
Proceeds from sale of foreclosed assets and other real estate owned	10,316	5,100
Proceeds from sale of available-for-sale securities	2,363,220	251,517
Proceeds from maturities of available-for-sale securities	278,783	205,164
Purchases of available-for-sale securities	(581,732)	—
Proceeds from maturities of held-to-maturity securities	41,009	62,460
Purchases of held-to-maturity securities	—	(1,000)
Purchases of bank owned life insurance	(15,697)	—
Surrender of bank owned life insurance	19,025	2,201
Proceeds from bank owned life insurance death benefits	1,055	1,376
Net cash provided by (used in) investing activities	1,886,728	(21,409)

FINANCING ACTIVITIES
Net change in deposits	(2,048,017)	(309,544)
Proceeds from issuance of other borrowed funds	1,480,000	2,650,000
Proceeds from issuance of subordinated notes	321,234	—
Repayments of other borrowed funds	(2,206,540)	(2,576,488)
Repayments of subordinated debt	(37,000)	—
Dividends paid on common stock	(84,282)	(79,055)
Net change in federal funds purchased and securities sold under agreements to repurchase	(14,761)	(16,898)
Issuance of common stock	327,431	—
Net shares cancelled under stock compensation plans	(3,228)	(1,325)
Shares issued under employee stock purchase plan	836	970
Net cash used in financing activities	(2,264,327)	(332,340)

DECREASE IN CASH AND CASH EQUIVALENTS	(43,760)	(10,690)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	687,377	614,092

CASH AND CASH EQUIVALENTS, END OF PERIOD	$643,617	$603,402
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2025 and 2024

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended September 30, 2025
Balance, June 30, 2025 (Unaudited)	$1,260	$2,518,286	$(380,900)	$1,410,564	$3,549,210

Comprehensive income (loss)	—	—	67,417	(562,792)	(495,375)
Stock-based compensation plans, net – 53,827 shares	—	3,447	—	—	3,447
Issuance of common stock - 18,653,000 shares	187	327,244	—	—	327,431
Dividends on common stock – $0.2125 per share	—	—	—	(30,750)	(30,750)

Balance, September 30, 2025 (Unaudited)	$1,447	$2,848,977	$(313,483)	$817,022	$3,353,963

Three Months Ended September 30, 2024
Balance, June 30, 2024 (Unaudited)	$1,255	$2,506,469	$(405,481)	$1,356,626	$3,458,869

Comprehensive income	—	—	69,620	24,740	94,360
Stock-based compensation plans, net – 67,078 shares	1	1,969	—	—	1,970
Dividends on common stock – $0.21 per share	—	—	—	(26,366)	(26,366)

Balance, September 30, 2024 (Unaudited)	$1,256	$2,508,438	$(335,861)	$1,355,000	$3,528,833

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2025 and 2024

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Nine Months Ended September 30, 2025
Balance, December 31, 2024	$1,257	$2,511,590	$(360,910)	$1,376,935	$3,528,872

Comprehensive income (loss)	—	—	47,427	(475,631)	(428,204)
Stock issued for employee stock purchase plan – 46,857 shares	—	836	—	—	836
Stock-based compensation plans, net – 351,678 shares	3	9,307	—	—	9,310
Issuance of common stock - 18,653,000 shares	187	327,244	—	—	327,431
Dividends on common stock – $0.6375 per share	—	—	—	(84,282)	(84,282)

Balance, September 30, 2025 (Unaudited)	$1,447	$2,848,977	$(313,483)	$817,022	$3,353,963

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$1,252	$2,499,930	$(404,375)	$1,329,681	$3,426,488

Comprehensive income	—	—	68,514	104,374	172,888
Stock issued for employee stock purchase plan – 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net – 317,318 shares	4	7,538	—	—	7,542
Dividends on common stock – $0.63 per share	—	—	—	(79,055)	(79,055)

Balance, September 30, 2024 (Unaudited)	$1,256	$2,508,438	$(335,861)	$1,355,000	$3,528,833

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 223 financial centers as of September 30, 2025, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

During the second quarter of 2024, the Company identified an error in its previously issued unaudited consolidated statements of cash flows. The cash flows associated with other borrowings were presented on a net basis, rather than on a gross basis. The Company corrected this error in the accompanying unaudited consolidated statements of cash flows for the nine months ended September 30, 2024. The correction had no impact to the total net cash used in financing activities in the period. During the year ended December 31, 2024, the Company also identified errors in its previously issued unaudited consolidated statements of cash flows related to the exclusion of gains and losses related to the pair off settlements of mortgage loans held for sale and the presentation of year-to-date originations of/proceeds from mortgage loans held for sale. The Company corrected these errors in the accompanying unaudited consolidated statements of cash flows for the nine months ended September 30, 2024. The corrections had no impact to the net cash provided by operating activities line item in the period. The Company evaluated the materiality of these errors utilizing Accounting Standards Codification (“ASC”) Topic 250 and SEC Staff Accounting Bulletin 99-M, both quantitatively and qualitatively, and concluded that these errors, individually and in combination, are immaterial to the impacted prior period.

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

Assets held in trading accounts, comprised of U.S. Treasury securities, are purchased with the intent of selling in the near term. Trading securities are carried at fair value with gains and losses included in other income.

During the third quarter of 2025, the Company and its subsidiaries initiated and completed steps taken to reposition the Company’s consolidated balance sheet and reclassified approximately $3.6 billion in HTM investment securities to AFS investment securities. Subsequently, the Company sold approximately $3.2 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in a realized, after-tax loss of $625.6 million (based on actual tax rate of 21.946%).

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. No gains or losses on these securities were recognized at the time of transfer. During the balance sheet repositioning that occurred during the third quarter of 2025, these securities were transferred out of the HTM portfolio to the AFS portfolio at fair value. The previous related remaining combined net unrealized losses in accumulated other comprehensive income (loss), which losses were $99.4 million, were either recognized as part of the securities transfer and subsequent sale of certain securities or will be amortized into income over the remaining life of the security.

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of September 30, 2025. The amortized cost, fair value and allowance for credit losses of investment securities that were classified as HTM as of December 31, 2024 are as follows:

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

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

September 30, 2025
U.S. Government agencies	$49,052	$—	$2	$(699)	$48,355
Mortgage-backed securities	2,446,711	—	5,032	(202,150)	2,249,593
State and political subdivisions	1,045,691	—	47	(200,367)	845,371
Other securities	182,520	—	170	(6,732)	175,958
Total AFS	$3,723,974	$—	$5,251	$(409,948)	$3,319,277

December 31, 2024
U.S. Treasury	$999	$—	$—	$(3)	$996
U.S. Government agencies	55,589	—	5	(1,047)	54,547
Mortgage-backed securities	1,545,539	—	4	(152,784)	1,392,759
State and political subdivisions	1,015,619	—	132	(157,569)	858,182
Other securities	235,028	—	166	(12,252)	222,942
Total AFS	$2,852,774	$—	$307	$(323,655)	$2,529,426

As of September 30, 2025, AFS MBS consisted of $608.7 million and $1.64 billion of commercial MBS and residential MBS, respectively. As of December 31, 2024, AFS MBS consisted of $517.2 million and $875.5 million of commercial MBS and residential MBS, respectively.

Accrued interest receivable on AFS securities at September 30, 2025 was $23.3 million, and is included in interest receivable on the consolidated balance sheet. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
September 30, 2025
U.S. Government agencies	$2,301	$(23)	$44,694	$(676)	$46,995	$(699)
Mortgage-backed securities	3,255	(18)	1,718,920	(202,132)	1,722,175	(202,150)
State and political subdivisions	5,755	(1,028)	811,631	(199,339)	817,386	(200,367)
Other securities	—	—	105,160	(6,732)	105,160	(6,732)
Total AFS	$11,311	$(1,069)	$2,680,405	$(408,879)	$2,691,716	$(409,948)

December 31, 2024
U.S. Treasury	$—	$—	$996	$(3)	$996	$(3)
U.S. Government agencies	717	(7)	51,186	(1,040)	51,903	(1,047)
Mortgage-backed securities	7,480	(189)	1,384,532	(152,595)	1,392,012	(152,784)
State and political subdivisions	16,843	(195)	829,754	(157,374)	846,597	(157,569)
Other securities	12,912	(20)	162,803	(12,232)	175,715	(12,252)
Total AFS	$37,952	$(411)	$2,429,271	$(323,244)	$2,467,223	$(323,655)

As of September 30, 2025, the Company’s investment portfolio included $3.32 billion of AFS securities, of which $2.69 billion, or 81.1%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2025 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended September 30, 2025
Held-to-maturity
Beginning balance, July 1, 2025	$202	$3,012	$3,214
Provision for credit loss expense	(202)	(3,012)	(3,214)
Ending balance, September 30, 2025	$—	$—	$—

Nine Months Ended September 30, 2025
Held-to-maturity
Beginning balance, January 1, 2025	$196	$3,018	$3,214
Provision for credit loss expense	(202)	(3,012)	(3,214)
Net increase (decrease) in allowance on previously impaired securities	6	(6)	—
Ending balance, September 30, 2025	$—	$—	$—

Activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2024 on the Company’s HTM securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s AFS portfolio recorded for the three and nine month periods ended September 30, 2025 or 2024. During the three and nine month periods ended September 30, 2025, the Company recaptured $3.2 million of the allowance for credit loss related to HTM securities due to the balance sheet repositioning.

Income earned on securities for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Taxable:
Held-to-maturity	$2,370	$10,533	$22,993	$32,378
Available-for-sale	26,813	26,940	69,007	86,576

Non-taxable:
Held-to-maturity	1,945	10,101	22,048	30,298
Available-for-sale	6,336	5,646	17,571	17,019
Total	$37,464	$53,220	$131,619	$166,271

The amortized cost and estimated fair value by maturity of AFS securities as of September 30, 2025 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
One year or less	$10,889	$10,792
After one through five years	104,625	104,255
After five through ten years	138,009	130,883
After ten years	1,023,532	823,546
Securities not due on a single maturity date	2,446,711	2,249,593
Other securities (no maturity)	208	208
Total	$3,723,974	$3,319,277

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.05 billion at September 30, 2025 and $2.36 billion at December 31, 2024.

There were no gross realized gains and $801.5 million gross realized losses from the sale of securities during the three and nine months ended September 30, 2025 related to the balance sheet repositioning during the period. There were no gross realized gains and $28.4 million gross realized losses from the sale of securities during the three and nine months ended September 30, 2024, as the Company sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during the third quarter of 2024. The income tax expense/benefit related to security gains/losses was 21.946% and 26.135% of the gross amounts in 2025 and 2024, respectively.

The Company has entered into various hedging transactions to mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 22, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 3: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At September 30, 2025, the Company’s loan portfolio was $17.19 billion, compared to $17.01 billion at December 31, 2024. The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$173,020	$181,675
Other consumer	112,335	127,319
Total consumer	285,355	308,994
Real Estate:
Construction and development	2,874,823	2,789,249
Single family residential	2,617,849	2,689,946
Other commercial	7,875,649	7,912,336
Total real estate	13,368,321	13,391,531
Commercial:
Commercial	2,397,388	2,434,175
Agricultural	353,181	261,154
Total commercial	2,750,569	2,695,329
Other	784,572	610,083
Total loans	$17,188,817	$17,005,937

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $4.1 million and $7.2 million at September 30, 2025 and December 31, 2024, respectively, and (ii) deferred origination costs and fees of $8.1 million and $9.6 million at September 30, 2025 and December 31, 2024, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $81.1 million and $78.8 million at September 30, 2025 and December 31, 2024, respectively, and is included in interest receivable on the consolidated balance sheets.

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

Paycheck Protection Program Loans – The Company originated loans pursuant to multiple PPP appropriations of the Coronavirus Aid, Relief and Economic Security Act which provided 100% federally guaranteed loans for small businesses to cover up to 24 weeks of payroll costs and assistance with mortgage interest, rent and utilities. Notably, these small business loans may be forgiven by the SBA if borrowers maintain their payrolls and satisfy certain other conditions. PPP loans have a zero percent risk-weight for regulatory capital ratios. As of September 30, 2025 and December 31, 2024, the total outstanding balance of PPP loans was $370,000 and $1.6 million, respectively.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$593	$565
Other consumer	266	678
Total consumer	859	1,243
Real estate:
Construction and development	9,326	10,681
Single family residential	30,671	33,972
Other commercial	80,970	28,524
Total real estate	120,967	73,177
Commercial:
Commercial	29,564	35,161
Agricultural	1,562	570
Total commercial	31,126	35,731
Other	564	3
Total	$153,516	$110,154

As of September 30, 2025 and December 31, 2024, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $6.8 million and $1.7 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
September 30, 2025
Consumer:
Credit cards	$1,360	$613	$1,973	$171,047	$173,020	$423
Other consumer	1,142	135	1,277	111,058	112,335	—
Total consumer	2,502	748	3,250	282,105	285,355	423
Real estate:
Construction and development	283	9,285	9,568	2,865,255	2,874,823	—
Single family residential	18,401	12,250	30,651	2,587,198	2,617,849	—
Other commercial	12,985	67,942	80,927	7,794,722	7,875,649	—
Total real estate	31,669	89,477	121,146	13,247,175	13,368,321	—
Commercial:
Commercial	4,953	25,251	30,204	2,367,184	2,397,388	—
Agricultural	638	892	1,530	351,651	353,181	—
Total commercial	5,591	26,143	31,734	2,718,835	2,750,569	—
Other	—	3	3	784,569	784,572	—
Total	$39,762	$116,371	$156,133	$17,032,684	$17,188,817	$423

December 31, 2024
Consumer:
Credit cards	$1,824	$635	$2,459	$179,216	$181,675	$529
Other consumer	1,752	381	2,133	125,186	127,319	—
Total consumer	3,576	1,016	4,592	304,402	308,994	529
Real estate:
Construction and development	332	10,530	10,862	2,778,387	2,789,249	—
Single family residential	34,651	16,013	50,664	2,639,282	2,689,946	—
Other commercial	5,433	26,973	32,406	7,879,930	7,912,336	—
Total real estate	40,416	53,516	93,932	13,297,599	13,391,531	—
Commercial:
Commercial	3,535	27,059	30,594	2,403,581	2,434,175	74
Agricultural	393	104	497	260,657	261,154	—
Total commercial	3,928	27,163	31,091	2,664,238	2,695,329	74
Other	276	3	279	609,804	610,083	—
Total	$48,196	$81,698	$129,894	$16,876,043	$17,005,937	$603

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the three and nine month periods ended September 30, 2025.

		Percent of		Percent of
	Interest Rate	Total Class		Total Class
(Dollars in thousands)	Reduction	of Loans	Term Extension	of Loans
Three Months Ended September 30, 2025
Consumer:
Other consumer	$—	—%	$21	0.02%
Total consumer	—		21
Real estate:
Single family residential	309	0.01%	—	—%
Total real estate	309		—
Total	$309		$21

Nine Months Ended September 30, 2025
Consumer:
Other consumer	$—	—%	$21	0.02%
Total consumer	—		21
Real estate:
Single family residential	827	0.03%	—	—%
Total real estate	827		—
Total	$827		$21

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three and nine month periods ended September 30, 2025. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one CRE loan, related to a downtown St. Louis hotel that was originated pre-pandemic, to a borrower experiencing financial difficulty with a period-end amortized cost basis of $26.7 million that was modified during the previous twelve months and which subsequently defaulted during the nine months ended September 30, 2025. This CRE loan was placed on nonaccrual status during the period. There was one commercial loan to a borrower experiencing financial difficulty with a period-end amortized cost basis of $23,000 that was modified and subsequently defaulted during the twelve month period ended September 30, 2024. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At September 30, 2025 and December 31, 2024, the Company had $3.4 million and $4.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2025 and December 31, 2024, the Company had $4.2 million and $1.3 million, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of September 30, 2025, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025 (YTD)	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$171,047	$—	$171,047
30-89 days past due	—	—	—	—	—	—	1,360	—	1,360
90+ days past due	—	—	—	—	—	—	613	—	613
Total consumer - credit cards	—	—	—	—	—	—	173,020	—	173,020
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	5,024	—	5,024
Consumer - other
Delinquency:
Current	49,396	18,565	9,695	8,621	2,443	1,101	21,237	—	111,058
30-89 days past due	229	362	152	344	28	—	27	—	1,142
90+ days past due	30	59	20	18	8	—	—	—	135
Total consumer - other	49,655	18,986	9,867	8,983	2,479	1,101	21,264	—	112,335
Current-period consumer - other gross charge-offs	53	713	285	637	63	36	104	—	1,891
Real estate - C&D
Risk rating:
Pass	83,248	72,848	82,239	34,795	19,253	18,498	2,540,087		2,850,968
Special mention	—	—	—	46	—	—	12,115		12,161
Substandard	—	300	52	19	21	42	11,260		11,694
Doubtful and loss	—	—	—	—	—	—	—		—
Total real estate - C&D	83,248	73,148	82,291	34,860	19,274	18,540	2,563,462	—	2,874,823
Current-period real estate - C&D gross charge-offs	—	34	—	—	2	—	14	—	50
Real estate - SF residential
Delinquency:
Current	193,423	218,445	283,430	501,913	266,946	591,325	531,716	—	2,587,198
30-89 days past due	520	3,263	2,372	4,342	822	4,464	2,618	—	18,401
90+ days past due	334	3,125	1,559	2,739	208	2,338	1,947	—	12,250
Total real estate - SF residential	194,277	224,833	287,361	508,994	267,976	598,127	536,281	—	2,617,849
Current-period real estate - SF residential gross charge-offs	—	271	282	122	47	35	232	—	989

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025 (YTD)	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Real estate - other commercial
Risk rating:
Pass	$804,441	$692,222	$502,547	$1,168,191	$840,703	$672,954	$2,671,842	$—	$7,352,900
Special mention	—	5,803	4,023	24,970	2,023	13,225	136,234	—	186,278
Substandard	3,841	34,855	6,645	16,948	16,323	34,970	222,843	—	336,425
Doubtful and loss	—	—	—	46	—	—	—	—	46
Total real estate - other commercial	808,282	732,880	513,215	1,210,155	859,049	721,149	3,030,919	—	7,875,649
Current-period real estate - other commercial gross charge-offs	192	353	26	274	24	157	5,160	—	6,186
Commercial
Risk rating:
Pass	267,528	205,563	184,867	169,479	72,287	32,288	1,377,766	—	2,309,778
Special mention	—	331	962	757	77	717	32,919	—	35,763
Substandard	3,440	14,625	4,541	5,148	1,668	4,402	18,007	—	51,831
Doubtful and loss	—	—	13	3	—	—	—	—	16
Total commercial	270,968	220,519	190,383	175,387	74,032	37,407	1,428,692	—	2,397,388
Current-period commercial - gross charge-offs	60	52	1,530	3,489	929	2,899	11,586	—	20,545
Commercial - agriculture
Risk rating:
Pass	42,969	19,569	15,416	10,742	3,596	2,070	256,622	—	350,984
Special mention	497	17	—	69	—	—	52	—	635
Substandard	—	110	9	32	—	120	1,291	—	1,562
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	43,466	19,696	15,425	10,843	3,596	2,190	257,965	—	353,181
Current-period commercial - agriculture gross charge-offs	—	6	11	—	—	13	4	—	34
Other
Delinquency:
Current	27,308	64,486	27,017	128,936	26,090	26,592	484,140	—	784,569
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	27,308	64,486	27,017	128,936	26,090	26,595	484,140	—	784,572
Current-period other - gross charge-offs	—	—	—	—	—	—	193	—	193
Total	$1,477,204	$1,354,548	$1,125,559	$2,078,158	$1,252,496	$1,405,109	$8,495,743	$—	$17,188,817

The following table presents a summary of loans by credit quality indicator, as of December 31, 2024, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$179,216	$—	$179,216
30-89 days past due	—	—	—	—	—	—	1,824	—	1,824
90+ days past due	—	—	—	—	—	—	635	—	635
Total consumer - credit cards	—	—	—	—	—	—	181,675	—	181,675
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,437	—	6,437
Consumer - other
Delinquency:
Current	63,986	17,227	17,877	4,713	1,304	893	19,186	—	125,186
30-89 days past due	515	176	701	59	14	2	285	—	1,752
90+ days past due	85	56	183	20	—	35	2	—	381
Total consumer - other	64,586	17,459	18,761	4,792	1,318	930	19,473	—	127,319
Current-period consumer - other gross charge-offs	192	680	553	98	13	10	292	—	1,838
Real estate - C&D
Risk rating:
Pass	50,288	113,056	71,908	28,921	18,187	20,653	2,468,334	—	2,771,347
Special mention	—	—	50	—	—	376	2,862	—	3,288
Substandard	59	409	66	532	—	88	13,460	—	14,614
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	50,347	113,465	72,024	29,453	18,187	21,117	2,484,656	—	2,789,249
Current-period real estate - C&D gross charge-offs	162	—	—	—	—	—	521	—	683
Real estate - SF residential
Delinquency:
Current	225,040	324,605	559,278	314,700	187,752	543,590	484,317	—	2,639,282
30-89 days past due	1,205	4,201	9,578	3,316	1,525	12,389	2,437	—	34,651
90+ days past due	1,016	606	4,578	630	1,299	3,951	3,933	—	16,013
Total real estate - SF residential	227,261	329,412	573,434	318,646	190,576	559,930	490,687	—	2,689,946
Current-period real estate - SF residential gross charge-offs	3	190	231	—	37	134	247	—	842
Real estate - other commercial
Risk rating:
Pass	603,206	490,128	1,519,950	1,021,169	419,769	646,399	2,800,863	—	7,501,484
Special mention	9,479	16,272	12,401	9,494	1,472	12,754	111,466	—	173,338
Substandard	12,093	17,099	11,399	3,063	12,073	31,126	150,661	—	237,514
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	624,778	523,499	1,543,750	1,033,726	433,314	690,279	3,062,990	—	7,912,336
Current-period real estate - other commercial gross charge-offs	—	5,202	38	15	—	1	168	—	5,424

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	$245,945	$253,518	$257,227	$118,910	$28,620	$44,606	$1,411,467	$200	$2,360,493
Special mention	112	583	523	313	6	1,025	7,498	—	10,060
Substandard	10,743	2,035	8,317	2,876	2,954	5,923	30,771	—	63,619
Doubtful and loss	—	—	3	—	—	—	—	—	3
Total commercial	256,800	256,136	266,070	122,099	31,580	51,554	1,449,736	200	2,434,175
Current-period commercial - gross charge-offs	536	1,087	5,311	3,500	913	1,994	13,289	—	26,630
Commercial - agriculture
Risk rating:
Pass	30,103	23,222	20,673	8,220	2,825	1,209	169,849	—	256,101
Special mention	—	—	111	—	—	—	2,299	—	2,410
Substandard	1,222	14	29	—	123	14	1,241	—	2,643
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	31,325	23,236	20,813	8,220	2,948	1,223	173,389	—	261,154
Current-period commercial - agriculture gross charge-offs	—	222	—	8	6	—	1	—	237
Other
Delinquency:
Current	71,671	35,574	136,416	26,930	1,287	30,085	307,841	—	609,804
30-89 days past due	—	276	—	—	—	—	—	—	276
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	71,671	35,850	136,416	26,930	1,287	30,088	307,841	—	610,083
Current-period other - gross charge-offs	—	—	—	—	—	—	473	—	473
Total	$1,326,768	$1,299,057	$2,631,268	$1,543,866	$679,210	$1,355,121	$8,170,447	$200	$17,005,937

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of September 30, 2025, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in September 2025 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $108.4 million and $102.6 million as of September 30, 2025 and December 31, 2024, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
September 30, 2025
Construction and development	$402	$—	$402
Single family residential	—	—	—
Other commercial real estate	92,542	—	92,542
Commercial		15,472	15,472
Total	$92,944	$15,472	$108,416

December 31, 2024
Construction and development	$1,251	$—	$1,251
Single family residential	—	—	—
Other commercial real estate	69,429	—	69,429
Commercial	—	31,900	31,900
Total	$70,680	$31,900	$102,580

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2025
Beginning balance, July 1, 2025	$37,198	$203,985	$6,087	$6,267	$253,537
Provision for credit loss expense	7,196	5,517	1,499	968	15,180
Charge-offs	(8,079)	(1,350)	(1,862)	(600)	(11,891)
Recoveries	505	115	257	303	1,180
Net (charge-offs) recoveries	(7,574)	(1,235)	(1,605)	(297)	(10,711)
Ending balance, September 30, 2025	$36,820	$208,267	$5,981	$6,938	$258,006

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Nine Months Ended September 30, 2025
Beginning balance, January 1, 2025	$41,587	$181,962	$6,007	$5,463	$235,019
Provision for credit loss expense	13,841	33,229	4,196	2,656	53,922
Charge-offs	(20,579)	(7,225)	(5,024)	(2,084)	(34,912)
Recoveries	1,971	301	802	903	3,977
Net (charge-offs) recoveries	(18,608)	(6,924)	(4,222)	(1,181)	(30,935)
Ending balance, September 30, 2025	$36,820	$208,267	$5,981	$6,938	$258,006

Activity in the allowance for credit losses for the three and nine months ended September 30, 2024 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2024
Beginning balance, July 1, 2024	$43,550	$175,176	$5,765	$5,898	$230,389
Provision for credit loss expense	8,088	1,598	1,755	707	12,148
Charge-offs	(8,235)	(159)	(1,744)	(524)	(10,662)
Recoveries	439	403	231	275	1,348
Net (charge-offs) recoveries	(7,796)	244	(1,513)	(249)	(9,314)
Ending balance, September 30, 2024	$43,842	$177,018	$6,007	$6,356	$233,223

Nine Months Ended September 30, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	26,107	1,770	4,247	1,329	33,453
Charge-offs	(20,071)	(3,139)	(4,808)	(1,806)	(29,824)
Recoveries	1,336	1,210	700	1,117	4,363
Net (charge-offs) recoveries	(18,735)	(1,929)	(4,108)	(689)	(25,461)
Ending balance, September 30, 2024	$43,842	$177,018	$6,007	$6,356	$233,223

As of September 30, 2025, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three and nine months ended September 30, 2025 reflected the impact of loan growth and updated economic assumptions during the periods, while the nine month period ended September 30, 2025 also included an incremental provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the year.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended September 30, 2025 and December 31, 2024. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and nine month periods ended September 30, 2025 or 2024, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three and nine month periods ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Provision for credit losses related to:
Loans	$15,180	$12,148	$53,922	$33,453
Unfunded commitments	—	—	—	—
Securities - HTM	(3,214)	—	(3,214)	—
Securities - AFS	—	—	—	—
Total	$11,966	$12,148	$50,708	$33,453

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of September 30, 2025 and December 31, 2024 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Right-of-use lease assets	$59,654	$67,224
Lease liabilities	61,926	69,319

Weighted average remaining lease term	7.83 years	8.33 years
Weighted average discount rate	3.79%	3.81%

Operating lease cost for the three and nine month periods ended September 30, 2025 was $3.9 million and $11.8 million, respectively, as compared to $4.0 million and $12.2 million for the same periods in 2024.

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Right-of-use lease assets	$59,654	$67,224
Premises and equipment:
Land	118,029	124,819
Buildings and improvements	415,128	404,223
Furniture, fixtures and equipment	125,940	123,741
Software	64,883	63,844
Construction in progress	24,982	24,262
Accumulated depreciation and amortization	(240,273)	(222,682)
Total premises and equipment, net	$568,343	$585,431

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually, if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at September 30, 2025 and December 31, 2024. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2025 or the year ended December 31, 2024.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Core deposit premiums:
Balance, beginning of year	$87,575	$101,344
Amortization	(8,497)	(13,769)
Balance, end of period	79,078	87,575
Books of business and other intangibles:
Balance, beginning of year	9,667	11,301
Amortization	(1,225)	(1,634)
Balance, end of period	8,442	9,667
Total other intangible assets, net	$87,520	$97,242

The carrying basis and accumulated amortization of the Company’s other intangible assets at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Core deposit premiums:
Gross carrying amount	$173,305	$177,624
Accumulated amortization	(94,227)	(90,049)
Core deposit premiums, net	79,078	87,575
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(13,626)	(12,401)
Books of business and other intangibles, net	8,442	9,667
Total other intangible assets, net	$87,520	$97,242

The Company’s estimated remaining amortization expense on other intangible assets as of September 30, 2025 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2025	$3,097
	2026	12,346
	2027	12,218
	2028	11,312
	2029	8,563
	Thereafter	39,984
	Total	$87,520

NOTE 7: TIME DEPOSITS

Time deposits included approximately $1.22 billion and $1.55 billion of certificates of deposit over $250,000 at September 30, 2025 and December 31, 2024, respectively. Brokered time deposits were $1.84 billion and $3.30 billion at September 30, 2025 and December 31, 2024, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Income taxes currently payable	$3,110	$2,777	$20,538	$16,137
Deferred income taxes	(163,842)	(2,016)	(166,587)	(3,254)
Provision for income taxes	$(160,732)	$761	$(146,049)	$12,883

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Loans acquired	$1,418	$2,141
Allowance for credit losses	60,528	55,196
Valuation of foreclosed assets	375	374
Tax NOLs from acquisition	6,766	9,945
Deferred compensation payable	3,952	3,989
Accrued equity and other compensation	9,656	9,323
Acquired securities	7,526	7,504
Capitalized intangibles	110,212	—
Right-of-use lease liability	14,709	16,416
Unrealized loss on AFS securities	153,096	128,873
Allowance for unfunded commitments	6,087	6,069
Other	6,189	7,163
Gross deferred tax assets	380,514	246,993
Deferred tax liabilities:
Goodwill and other intangible amortization	(36,759)	(38,139)
Accumulated depreciation	(23,357)	(24,489)
Right-of-use lease asset	(14,169)	(15,920)
Unrealized gain on swaps	(15,928)	(25,174)
Deferred loan fees and costs	—	(2,075)
Other	(7,578)	(11,193)
Gross deferred tax liabilities	(97,791)	(116,990)

Net deferred tax asset	$282,723	$130,003

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Computed at the statutory rate (21%)	$(151,940)	$5,354	$(130,553)	$24,624
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	(6,741)	(644)	(6,305)	(1,370)
Discrete items related to share-based compensation	(135)	(14)	(4)	454
Tax exempt interest income	(2,263)	(3,810)	(9,880)	(11,518)
Tax exempt earnings on BOLI	(767)	(755)	(2,317)	(2,376)
Federal tax credits	(637)	(546)	(1,937)	(1,667)
Other differences, net	1,751	1,176	4,947	4,736
Actual tax provision	$(160,732)	$761	$(146,049)	$12,883

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $29.2 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $21.9 million and $36.7 million at September 30, 2025 and December 31, 2024, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2025
Repurchase agreements:
U.S. Government agencies	$21,948	$—	$—	$—	$21,948

December 31, 2024
Repurchase agreements:
U.S. Government agencies	$36,709	$—	$—	$—	$36,709

NOTE 10: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2025 and December 31, 2024 consisted of the following components:

	September 30,	December 31,
(In thousands)	2025	2024
Other Borrowings
FHLB advances, net of discount, due 2028 to 2033, 4.56% to 5.53% secured by real estate loans	$2,728	$727,945
Other long-term debt	16,104	17,427
Total other borrowings	18,832	745,372

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three-month SOFR rate, reset quarterly)	330,000	330,000
Subordinated notes payable, due 10/1/2035, fixed-to-floating rate (fixed rate of 6.25% through 9/30/2030, floating rate of 3.02% above the three-month SOFR rate, reset quarterly)	325,000	—
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three-month SOFR rate, reset quarterly)	—	37,057
Unamortized debt issuance costs	(3,750)	(764)
Valuation adjustments on hedged subordinated notes payable	(2,274)	—
Total subordinated notes and debentures	648,976	366,293
Total other borrowings and subordinated debt	$667,808	$1,111,665

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“2018 Notes”) at a public offering price equal to 100% of the aggregate principal amount of the 2018 Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The 2018 Notes were to mature on April 1, 2028 and initially bore interest at a fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate would reset quarterly to an annual interest rate equal to the “then-current three month LIBOR rate” plus 215 basis points, payable quarterly in arrears. The Company transitioned from the “then-current three month LIBOR rate” to the “three-month Secured Overnight Financing Rate” (“SOFR”), plus a comparable spread adjustment of 26.161 basis points,” beginning with interest accrued on the 2018 Notes from and after October 1, 2023. The Company used a portion of the net proceeds from the sale of the 2018 Notes to repay certain outstanding indebtedness. The 2018 Notes qualified for Tier 2 capital treatment. During the third quarter of 2025, the Company issued a notice of redemption to redeem the 2018 Notes, which were redeemed in full on October 1, 2025. The related remaining $565,000 of unamortized debt issuance costs were written off during the quarter ended September 30, 2025. See Note 23, Subsequent Event, for additional information.

The Company assumed subordinated debt in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (“Spirit Notes”). The Spirit Notes were to mature on July 31, 2030, and initially bore interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate would reset quarterly to an interest rate per annum equal to a benchmark rate, which was the then-current three-month SOFR rate, as published by the Federal Reserve Bank of New York, payable quarterly, in arrears. During the third quarter of 2025, the Company issued a notice of redemption to redeem the Spirit Notes, which were redeemed in full on July 31, 2025.

In September 2025, the Company issued $325.0 million in aggregate principal amount, of 6.25% Fixed-to-Floating Rate Subordinated Notes (“2025 Notes”) at a public offering price equal to 100% of the aggregate principal amount of the 2025 Notes. The Company incurred $3.9 million in debt issuance costs related to the offering during September 2025. The 2025 Notes will mature on October 1, 2035 and will bear interest at an initial fixed rate of 6.25% per annum, payable semi-annually, in arrears. From and including October 1, 2030 to, but excluding, the maturity date or the date of earlier redemption, the interest rate resets quarterly to an annual interest rate equal to the then-current three month SOFR rate plus 302 basis points, payable quarterly, in arrears. Additionally, during the third quarter of 2025, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the risk of changes in the fair value of the aggregate principal amount of the 2025 Notes due to changes in market interest rates. See Note 22, Derivative Instruments, for further discussion regarding fair value hedges. The 2025 Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The 2025 Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used the net proceeds from the sale of the 2025 Notes, together with cash on hand, to fully redeem the 2018 Notes on October 1, 2025, and for general corporate purposes. The 2025 Notes qualify for Tier 2 capital treatment.

The Company had total outstanding FHLB advances of $2.7 million and $727.9 million at September 30, 2025 and December 31, 2024, respectively. The outstanding FHLB advances as of December 31, 2024 were primarily whole loan advances, which are due less than one year from origination and therefore were classified as short-term advances by the Company. The decrease in FHLB advances during the nine months ended September 30, 2025 was due to the pay down of higher cost wholesale funding, including the FHLB advances, using the proceeds from the sale of securities during the third quarter of 2025. At September 30, 2025, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $6.64 billion and the Company had approximately $6.13 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. The aggregate contractual annual maturities of long-term debt at September 30, 2025, are as follows:

Year	(In thousands)
Remainder of 2025	$394
2026	1,703
2027	1,764
2028	332,405
2029	9,803
Thereafter	324,013
Total	$670,082

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of September 30, 2025, there were no shares of preferred stock issued or outstanding.

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

On July 23, 2025, the Company closed a public offering of 18,653,000 shares of its Class A common stock, at a price to the public of $18.50 per share, which included 2,433,000 shares of the Company’s Class A common stock granted pursuant to the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts.

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

No shares were repurchased during the three and nine month periods ended September 30, 2025 and 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

NOTE 13: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At September 30, 2025, undivided profits of Simmons Bank were approximately $25.0 million, none of which were available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of September 30, 2025, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.54% at September 30, 2025.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the nine months ended September 30, 2025:

	Stock Options Outstanding		Non-vested Stock Awards Outstanding		Non-vested Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2025	323	$22.92	—	$—	1,521	$21.04
Granted	—	—	—	—	712	20.78
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	—	—	(519)	21.36
Forfeited/expired	(261)	22.77	—	—	(113)	26.14

Balance, September 30, 2025	62	$23.51	—	$—	1,601	$20.43

Exercisable, September 30, 2025	62	$23.51

The following table summarizes information about stock options under the plans outstanding at September 30, 2025:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$23.51	—	$23.51	62	0.29	$23.51	62	$23.51

The table below summarizes the Company’s performance stock unit activity for the nine months ended September 30, 2025:

(In thousands)	Performance Stock Units
Non-vested, January 1, 2025	523
Granted	127
Vested (earned)	(20)
Forfeited	(118)
Non-vested, September 30, 2025	512

Stock-based compensation expense was $12.5 million and $8.9 million during the nine month periods ended September 30, 2025 and 2024, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2025. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $16.2 million at September 30, 2025. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.6 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at September 30, 2025. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.17 as of September 30, 2025, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the nine months ended September 30, 2025. There total intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $48,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2025 and 2024.

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

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss) available to common stockholders	$(562,792)	$24,740	$(475,631)	$104,374

Average common shares outstanding	140,234	125,538	130,718	125,449
Average potential dilutive common shares	415	461	415	461
Average diluted common shares	140,649	125,999	131,133	125,910

Basic earnings per share	$(4.01)	$0.20	$(3.64)	$0.83
Diluted earnings per share	$(4.00)	$0.20	$(3.63)	$0.83

There were 62,300 stock options excluded from the three and nine months ended September 30, 2025 earnings per share calculation due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period. There were 371,790 stock options excluded from the earnings per share calculation for the three and nine months ended September 30, 2024 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Interest paid	$434,072	$494,968
Income taxes paid	6,028	10,085
Transfers of loans to foreclosed assets held for sale	6,926	1,415

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and nine months ended September 30, 2025 was $6.1 million and $19.0 million, respectively. Other income for the three and nine months ended September 30, 2024 was $8.3 million and $21.9 million, respectively.

Other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Professional services	$4,809	$5,554	$15,868	$15,950
Postage	2,332	2,296	6,862	6,507
Telephone	1,522	1,580	4,595	4,860
Credit card expense	3,217	3,201	9,437	9,744
Marketing	6,886	7,059	20,324	20,066
Software and technology	10,186	10,970	30,707	32,585
Operating supplies	772	562	1,886	1,808
Amortization of intangibles	3,097	3,851	9,722	11,553
Branch right sizing expense	2,004	410	3,161	1,165
Other expense	8,202	9,057	28,792	28,167
Total other operating expenses	$43,027	$44,540	$131,354	$132,405

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

The following table provides a summary of the Company’s reportable operating segment results for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$185,237	$1,424	$186,661	$157,510	$202	$157,712
Noninterest income (loss)	(766,254)	10,067	(756,187)	7,877	9,253	17,130
Total net revenue (loss)	(581,017)	11,491	(569,526)	165,387	9,455	174,842
Noninterest expense:
Salaries and employee benefits	71,855	4,394	76,249	64,631	4,536	69,167
Occupancy expense, net	11,599	507	12,106	11,761	455	12,216
Furniture and equipment expense	5,275	—	5,275	5,612	—	5,612
Deposit insurance	5,175	—	5,175	5,571	—	5,571
Other operating expenses (1)	41,576	1,651	43,227	43,546	1,081	44,627
Total noninterest expense	135,480	6,552	142,032	131,121	6,072	137,193
Income (loss) before provision for credit losses and income taxes	(716,497)	4,939	(711,558)	34,266	3,383	37,649
Provision for credit losses	11,966	—	11,966	12,148	—	12,148
Income tax expense (benefit)	(160,735)	3	(160,732)	754	7	761
Net income (loss)	$(567,728)	$4,936	$(562,792)	$21,364	$3,376	$24,740

	Nine Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$520,499	$1,408	$521,907	$463,191	$332	$463,523
Noninterest income (loss)	(697,129)	29,451	(667,678)	76,104	27,509	103,613
Total net revenue (loss)	(176,630)	30,859	(145,771)	539,295	27,841	567,136
Noninterest expense:
Salaries and employee benefits	211,055	13,880	224,935	198,781	13,755	212,536
Occupancy expense, net	35,134	1,467	36,601	34,988	1,350	36,338
Furniture and equipment expense	16,214	—	16,214	16,374	2	16,376
Deposit insurance	15,483	—	15,483	18,388	—	18,388
Other operating expenses (1)	127,366	4,602	131,968	128,413	4,375	132,788
Total noninterest expense	405,252	19,949	425,201	396,944	19,482	416,426
Income (loss) before provision for credit losses and income taxes	(581,882)	10,910	(570,972)	142,351	8,359	150,710
Provision for credit losses	50,708	—	50,708	33,453	—	33,453
Income tax expense (benefit)	(146,067)	18	(146,049)	12,828	55	12,883
Net income (loss)	$(486,523)	$10,892	$(475,631)	$96,070	$8,304	$104,374

(In thousands)	Community and Commercial Banking	Other	Consolidated
Assets as of:
September 30, 2025	$24,203,137	$5,025	$24,208,162
September 30, 2024	$27,263,125	$6,279	$27,269,404
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

At September 30, 2025, the Company had outstanding commitments to extend credit aggregating approximately $822.8 million and $4.27 billion for credit card commitments and other loan commitments, respectively. At December 31, 2024, the Company had outstanding commitments to extend credit aggregating approximately $756.9 million and $4.03 billion for credit card commitments and other loan commitments, respectively.

As of September 30, 2025, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $22.7 million. At December 31, 2024, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $17.8 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $68.6 million and $41.6 million at September 30, 2025 and December 31, 2024, respectively, with terms ranging from 9 months to 15 years. At September 30, 2025 and December 31, 2024, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $498.5 million and $1.12 billion at September 30, 2025 and December 31, 2024, respectively, and they expire in less than one year from issuance.

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

Available-for-sale and trading securities – Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and certain other financial products. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. In order to ensure the fair values are consistent with ASC Topic 820, the Company periodically checks the fair values by comparing them to another pricing source, such as Bloomberg. The availability of pricing confirms Level 2 classification in the fair value hierarchy. The third-party pricing service is subject to an annual review of internal controls. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company’s investment in U.S. Treasury securities, if any, is reported at fair value utilizing Level 1 inputs. The remainder of the Company’s available-for-sale securities are reported at fair value utilizing Level 2 inputs.

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2025 and December 31, 2024, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Available-for-sale securities
U.S. Government agencies	$48,355	$—	$48,355	$—
Mortgage-backed securities	2,249,593	—	2,249,593	—
State and political subdivisions	845,371	—	845,371	—
Other securities	175,958	—	175,958	—
Mortgage loans held for sale	15,507	—	—	15,507
Assets held in trading accounts	12,695	12,695	—	—
Derivative asset	96,065	—	96,065	—
Derivative liability	(35,363)	—	(35,363)	—

December 31, 2024
Available-for-sale securities
U.S. Treasury	$996	$996	$—	$—
U.S. Government agencies	54,547	—	54,547	—
Mortgage-backed securities	1,392,759	—	1,392,759	—
States and political subdivisions	858,182	—	858,182	—
Other securities	222,942	—	222,942	—
Mortgage loans held for sale	11,417	—	—	11,417
Derivative asset	127,474	—	127,474	—
Derivative liability	(24,032)	—	(24,032)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Individually assessed loans (1) (2) (collateral-dependent)	$108,416	$—	$—	$108,416
Foreclosed assets and other real estate owned (1)	830	—	—	830

December 31, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$102,580	$—	$—	$102,580
Foreclosed assets and other real estate owned (1)	881	—	—	881
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $40.8 million and $30.1 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended September 30, 2025 and December 31, 2024, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2025
Financial assets:
Cash and cash equivalents	$643,617	$643,617	$—	$—	$643,617
Interest bearing balances due from banks - time	100	—	100	—	100
Interest receivable	104,383	—	104,383	—	104,383
Loans, net	16,930,811	—	—	16,437,397	16,437,397

Financial liabilities:
Noninterest bearing transaction accounts	4,377,232	—	4,377,232	—	4,377,232
Interest bearing transaction accounts and savings deposits	10,932,914	—	10,932,914	—	10,932,914
Time deposits	4,527,587	—	—	4,517,264	4,517,264
Federal funds purchased and securities sold under agreements to repurchase	22,348	—	22,348	—	22,348
Other borrowings	18,832	—	18,010	—	18,010
Subordinated notes and debentures	648,976	—	654,661	—	654,661
Interest payable	47,415	—	47,415	—	47,415

December 31, 2024
Financial assets:
Cash and cash equivalents	$687,377	$687,377	$—	$—	$687,377
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,636,636	—	2,949,951	—	2,949,951
Interest receivable	123,243	—	123,243	—	123,243
Loans, net	16,770,918	—	—	16,153,128	16,153,128

Financial liabilities:
Noninterest bearing transaction accounts	4,460,517	—	4,460,517	—	4,460,517
Interest bearing transaction accounts and savings deposits	10,982,022	—	10,982,022	—	10,982,022
Time deposits	6,443,211	—	—	6,429,309	6,429,309
Federal funds purchased and securities sold under agreements to repurchase	37,109	—	37,109	—	37,109
Other borrowings	745,372	—	743,940	—	743,940
Subordinated notes and debentures	366,293	—	361,332	—	361,332
Interest payable	67,111	—	67,111	—	67,111

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the nine month period ended September 30, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $24.2 million.

During the third quarter of 2025, the Company began utilizing step-down interest rate swaps designated as fair value hedges to mitigate the risk of changes in the fair value of the $325.0 million in aggregate principal amount of the 2025 Notes due to changes in market interest rates. These receive-fixed/pay-variable swaps have maturities ranging from 2026 to 2030 and the fixed interest rate decreases in predetermined intervals over the contractual term of the agreement.

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				September 30, 2025		December 31, 2024
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$63,946	$1,001,715	$103,366
Derivative liabilities	Accrued interest and other liabilities	Daily WA SOFR	3.07% - 3.56%	325,000	(2,274)	—	—

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges.

	Carrying Amount of Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/Liabilities
Line Item on the Balance Sheet (In thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Investment securities - Available-for-sale	$968,514	$934,132	$64,170	$103,595
Subordinated debentures	318,976	—	(2,274)	—

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. During the third quarter of 2025, the Company executed step-down interest rate swaps on certain variable rate loans within the CRE and commercial and industrial portfolios with maturity dates ranging from 2026 to 2029 and certain securities within the variable rate commercial MBS portfolio with maturity dates ranging from 2026 to 2027. These receive-fixed/pay-variable swaps are used to manage variability in future cash flows related to interest rate exposure within each portfolio.

The following table summarizes the cash flow hedges recorded in the accompanying consolidated balance sheets.

				September 30, 2025		December 31, 2024
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Variable rate loans	Other assets	1M CME Term SOFR	3.18% - 4.05%	$1,000,000	$1,216	$—	$—
Variable rate commercial MBS	Other assets	SOFR 30A	3.07% - 3.82%	300,000	162	—	—

The following table summarizes the cash flow hedges relationships on the statement of comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Variable rate loans	$1,216	$—	$1,216	$—
Variable rate commercial MBS	162	—	162	—

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment.

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	September 30, 2025		December 31, 2024
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$999,054	$32,119	$748,752	$24,108
Derivative liabilities	999,961	33,089	749,683	24,032

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $13.1 million as of September 30, 2025.

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

The Company has no outstanding notional values related to energy hedge swap contracts as of September 30, 2025. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

NOTE 23: SUBSEQUENT EVENT

During the quarter ended September 30, 2025, the Company issued a notice of redemption to redeem the 2018 Notes, due 2028, with an aggregate principal amount of $330.0 million, which were redeemed in full on October 1, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Information or Statements

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (the “Company”) as of September 30, 2025, and the related condensed consolidated statements of income (loss), comprehensive income (loss), and stockholders’ equity for the three and nine month periods ended September 30, 2025 and 2024, and cash flows for the nine month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2024, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 6, 2025

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended September 30, 2025 to our results of operations for the three months ended June 30, 2025, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended June 30, 2025, please refer to our second quarter Form 10-Q filed with the SEC on August 5, 2025.

OVERVIEW

The third quarter of 2025 was transformative for our Company. We successfully raised $326.9 million of equity capital to reposition our balance sheet. We effectively addressed a negative arbitrage between long-term bond yields and shorter-term funding costs which freed up capital for future growth. We reclassified approximately $3.6 billion in held-to-maturity (“HTM”) securities to available-for-sale (“AFS”) securities and sold approximately $3.2 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in a realized, after-tax loss of $625.6 million (based on actual tax rate of 21.946%). Proceeds from the sale of the investment securities were primarily used to deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances. While the one-time loss on the sale of the bonds was significant, the financial strength of our company coupled with the positive sentiment from investors allowed us that opportunity.

We followed the balance sheet repositioning by issuing $325.0 million in aggregate principal amount of 6.25% Fixed-to-Floating Rate Subordinated Notes (“2025 Notes”), which qualify as Tier 2 regulatory capital of the Company. The proceeds of this issuance were used to redeem $330.0 million of our 5.00% Fixed-to-Floating Rate Subordinated Notes (“2018 Notes”), which qualified as Tier 2 regulatory capital but were subject to amortizing regulatory capital treatment as they approached maturity, effective October 1, 2025.

While we continue to operate against a backdrop of uncertainty concerning the macroeconomic environment and the timing of future interest rate moves, we continue our focus on organic growth in our current footprint and are encouraged by our positive momentum through the nine months ended September 30, 2025:

•Total deposits as of September 30, 2025 were $19.84 billion, compared to $21.89 billion as of December 31, 2024. Uninsured, non-collateralized deposits as of September 30, 2025 were approximately $4.46 billion, or 22% of total deposits.
•Capital levels remained strong over the period following the balance sheet repositioning, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of September 30, 2025 (see Table 13 in the Risk-Based Capital section below). As of September 30, 2025, our ratio of common equity to total assets was 13.85%, the ratio of tangible common equity to tangible assets was 8.53% and our Tier 1 leverage ratio was 9.56%.
•The loan to deposit ratio was 87% and 78% as of September 30, 2025 and December 31, 2024, respectively. Additional liquidity sources available to us as of September 30, 2025 totaled $9.53 billion and our uninsured, non-collateralized deposit coverage ratio was 2.1x.
Our net loss for the three months ended September 30, 2025 was $562.8 million, or $(4.00) diluted earnings per share, compared to net income of $54.8 million, or $0.43 diluted earnings per share, for the three months ended June 30, 2025. Included in the results were certain items related to our branch right sizing initiative, early retirement program costs, loss on extinguishment of debt (for the three months ended September 30, 2025) and loss on sale of securities (for the three months ended September 30, 2025). Excluding these certain items and the tax effect, adjusted earnings for the three months ended September 30, 2025 were $64.9 million, or $0.46 adjusted diluted earnings per share, compared to $56.1 million, or $0.44 adjusted diluted earnings per share, for the three months ended June 30, 2025.

Our net loss for the nine months ended September 30, 2025 was $475.6 million, or $(3.63) diluted earnings per share, compared to net income of $104.4 million, or $0.83 diluted earnings per share, for the nine months ended September 30, 2024. Included in the results were certain items related to our branch right sizing initiative, early retirement program costs, loss on sale of securities, a FDIC special assessment (for the nine months ended September 30, 2024), termination of vendor and software services (for the nine months ended September 30, 2024) and loss on extinguishment of debt (for the nine months ended September 30, 2025). Excluding these certain items and the tax effect, adjusted earnings for the nine months ended September 30, 2025 were $154.1 million, or $1.18 adjusted diluted earnings per share, compared to $128.3 million, or $1.02 adjusted diluted earnings per share, for the nine months ended September 30, 2024.

During the year, we increased the loss provision on two specific credit relationships that we have been watching for some time due to unfavorable events that occurred for both during the nine months ended September 30, 2025. Otherwise, we believe the asset quality in our portfolio remains sound and reflects our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of September 30, 2025, December 31, 2024, and September 30, 2024 were $153.9 million, $110.8 million, and $101.7 million, respectively. Nonperforming assets as a percent of total assets were 0.66% at September 30, 2025, compared to 0.45% at December 31, 2024 and 0.38% at September 30, 2024.

As of September 30, 2025, stockholders’ equity was $3.35 billion, book value per share was $23.18 and tangible book value per share was $13.45.

Total loans were $17.19 billion at September 30, 2025, compared to $17.01 billion at December 31, 2024. Our unfunded commitments were $3.95 billion and $3.74 billion as of September 30, 2025 and December 31, 2024, respectively. Our commercial loan pipeline totaled $1.61 billion as of September 30, 2025, compared to $1.26 billion at December 31, 2024.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of September 30, 2025, has approximately $24.2 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgment. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of September 30, 2025. Judgment is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 44% of our loan portfolio and approximately 92% of our time deposits have repriced in one year or less. As of September 30, 2025, our interest rate sensitivity shows that approximately 55% of our loans and 96% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended September 30, 2025, net interest income on a fully taxable equivalent basis was $190.5 million, an increase of $12.2 million, or 6.9%, compared to the three months ended June 30, 2025. The increase in net interest income was the result of a $4.2 million decrease in fully tax equivalent interest income, more than offset by a $16.4 million decrease in interest expense.

Several factors contributed to the decrease in net interest income on a fully taxable equivalent basis over the comparative period. During the third quarter of 2025, we completed a balance sheet repositioning that included the transfer of approximately $3.6 billion investment securities classified as HTM to the AFS investment securities portfolio, with a subsequent sale of approximately $3.2 billion in amortized cost basis of low-yielding AFS securities (including certain of those previously classified as HTM). Proceeds from the sale of the investment securities were primarily used to deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances. The pay-down of higher rate funding was completed throughout the third quarter of 2025, and thus the benefits (including interest expense savings) are only partially reflected in the results for the quarter.

The decrease in interest income on a fully taxable equivalent basis primarily resulted from a $12.1 million decrease in interest income on investment securities, which reflects a $19.0 million decrease due to the decline in our investment portfolio average balances, which decreased by $2.05 billion or 34.0%. The decrease was partially offset by an increase of $6.9 million in interest income on investment securities due to yield increases over the period of 61 basis points and 26 basis points for our taxable and non-taxable investment security portfolios, respectively. These changes, including a $3.9 million increase in interest income related to interest bearing balances due from banks, were primarily due to the balance sheet repositioning previously discussed. A $3.8 million increase in interest income on loans reflects a decrease attributable to loan volume of $1.1 million, more than offset by a $4.9 million increase in interest income related to loan yield. The loan yield for the third quarter of 2025 was 6.31% compared to 6.26% from the preceding sequential quarter, representing a 5 basis point increase, driven by disciplined pricing of new originations, as well as positive fixed-rate loan repricing.

The $16.4 million decrease in interest expense is primarily due to an $8.2 million decrease in interest expense on time deposits and a $7.7 million decrease in interest expense related to other borrowings during the quarter. Of the $8.2 million decrease in interest expense on time deposits, $1.4 million was due to the 14 basis point decrease in average rates on time deposits and $6.8 million was due to the decrease in time deposit volume over the period. These changes were primarily due to a reduction of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings, as part of the balance sheet repositioning.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the nine month period ended September 30, 2025 increased $55.6 million, or 11.5%, over the same period in 2024. The increase in net interest income on a fully taxable equivalent basis was the result of a $52.5 million decrease in fully tax equivalent interest income, more than offset by a $108.2 million decrease in interest expense.

The decrease in interest income during the nine month period ended September 30, 2025 primarily resulted from decreases in interest income on loans and investments. The decrease in interest income on loans was largely attributable to a 10 basis point decline in loan yield that resulted in a decrease of $13.8 million, while the incremental decrease in loan volume over the comparative periods led to a decrease of $4.2 million. The decrease of $37.4 million in interest income on investment securities is primarily related to a $33.6 million decrease in interest income on investment securities due to the decline in our investment portfolio average balances, which decreased by $1.24 billion or 18.6%, primarily related to the balance sheet repositioning previously discussed, coupled with pay downs, maturities and a strategic sale of $251.5 million of lower-yielding AFS securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during the third quarter of 2024. A yield decrease in the taxable investment portfolio over the period of 18 basis points led to a decrease of $5.5 million in interest income on taxable investment securities.

The $108.2 million decrease in interest expense is mainly due to the decrease in our deposit account rates over the period. Interest expense decreased $64.1 million due to the decrease in rate of 55 basis points on interest-bearing deposit accounts. A $23.3 million decrease in interest income was related to the decrease in time deposit volume over the period. Further, a decrease of $22.5 million in interest expense was related to reductions in the amounts outstanding under and rates on wholesale borrowings sources over the comparative period. The decline in wholesale borrowings volume, including brokered time deposits, is largely due to the balance sheet repositioning. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 3.50% and 3.17% for the three and nine month periods ended September 30, 2025, as compared to 3.06% and 2.70% for the three months ended June 30, 2025 and the nine months ended September 30, 2024, respectively. Net interest margin experienced a 44 basis point increase for the three months ended September 30, 2025 compared to the preceding sequential quarter, while net interest margin increased 47 basis points during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase on a linked quarter basis was primarily due to the balance sheet repositioning during the period. The increase when compared to the same period in the prior year was driven by the balance sheet repositioning, as well as reduced deposit costs and use of wholesale funding over the comparative periods.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2025 and June 30, 2025 and the nine months ended September 30, 2025 and 2024, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2025	2025	2025	2024
Interest income	$313,423	$315,023	$936,283	$986,083
FTE adjustment	3,811	6,422	16,647	19,396
Interest income – FTE	317,234	321,445	952,930	1,005,479
Interest expense	126,762	143,199	414,376	522,560
Net interest income – FTE	$190,472	$178,246	$538,554	$482,919

Yield on earning assets – FTE	5.84%	5.53%	5.61%	5.62%
Cost of interest bearing liabilities	2.98%	3.12%	3.10%	3.69%
Net interest spread – FTE	2.86%	2.41%	2.51%	1.93%
Net interest margin – FTE	3.50%	3.06%	3.17%	2.70%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2025 compared to June 30, 2025	September 30, 2025 compared to September 30, 2024
Decrease due to change in earning assets	$(16,041)	$(32,868)
Increase (decrease) due to change in earning asset yields	11,830	(19,681)
Increase due to change in interest bearing liabilities	14,802	34,538
Increase due to change in interest rates paid on interest bearing liabilities	1,635	73,646
Increase in net interest income	$12,226	$55,635

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended September 30, 2025 and June 30, 2025 and the nine months ended September 30, 2025 and 2024, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	September 30, 2025			June 30, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$566,344	$6,421	4.50	$219,928	$2,531	4.62
Investment securities - taxable	2,751,493	29,183	4.21	3,483,805	31,233	3.60
Investment securities - non-taxable	1,242,936	11,210	3.58	2,564,037	21,210	3.32
Mortgage loans held for sale	13,776	229	6.60	13,063	221	6.79
Assets held in trading accounts	11,305	99	3.47	—	—	—
Loans - including fees	16,976,231	270,092	6.31	17,046,802	266,250	6.26
Total interest earning assets	21,562,085	317,234	5.84	23,327,635	321,445	5.53
Non-earning assets	3,352,837			3,317,496
Total assets	$24,914,922			$26,645,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,043,132	$67,546	2.43	$11,220,060	$69,108	2.47
Time deposits	5,116,070	49,064	3.80	5,820,499	57,231	3.94
Total interest bearing deposits	16,159,202	116,610	2.86	17,040,559	126,339	2.97
Federal funds purchased and securities sold under agreements to repurchase	23,306	72	1.23	32,565	59	0.73
Other borrowings	268,278	2,957	4.37	960,817	10,613	4.43
Subordinated debt and debentures	407,922	7,123	6.93	366,350	6,188	6.77
Total interest bearing liabilities	16,858,708	126,762	2.98	18,400,291	143,199	3.12

Noninterest bearing liabilities:
Noninterest bearing deposits	4,369,941			4,390,454
Other liabilities	317,965			308,223
Total liabilities	21,546,614			23,098,968
Stockholders’ equity	3,368,308			3,546,163
Total liabilities and stockholders’ equity	$24,914,922			$26,645,131
Net interest spread – FTE			2.86			2.41
Net interest margin – FTE		$190,472	3.50		$178,246	3.06

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$343,623	$11,655	4.53	$210,114	$8,895	5.65
Investment securities - taxable	3,255,730	92,000	3.78	4,007,636	118,954	3.96
Investment securities - non-taxable	2,133,348	53,637	3.36	2,616,638	64,048	3.27
Mortgage loans held for sale	11,681	572	6.55	10,607	551	6.94
Assets held in trading accounts	3,809	99	3.47	—	—	—
Loans - including fees	16,981,233	794,967	6.26	17,070,656	813,031	6.36
Total interest earning assets	22,729,424	952,930	5.61	23,915,651	1,005,479	5.62
Non-earning assets	3,343,676			3,344,561
Total assets	$26,073,100			$27,260,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,146,423	$204,549	2.45	$10,976,906	$236,086	2.87
Time deposits	5,695,173	168,854	3.96	6,416,801	221,124	4.60
Total interest bearing deposits	16,841,596	373,403	2.96	17,393,707	457,210	3.51
Federal funds purchased and securities sold under agreements to repurchase	31,829	244	1.02	52,181	483	1.24
Other borrowings	643,561	21,284	4.42	1,079,781	43,741	5.41
Subordinated debt and debentures	380,347	19,445	6.84	366,199	21,126	7.71
Total interest bearing liabilities	17,897,333	414,376	3.10	18,891,868	522,560	3.69

Noninterest bearing liabilities:
Noninterest bearing deposits	4,367,882			4,604,445
Other liabilities	315,624			295,991
Total liabilities	22,580,839			23,792,304
Stockholders’ equity	3,492,261			3,467,908
Total liabilities and stockholders’ equity	$26,073,100			$27,260,212
Net interest spread – FTE			2.51			1.93
Net interest margin – FTE		$538,554	3.17		$482,919	2.70

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025 and the nine months ended September 30, 2025 and 2024, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2025 compared to June 30, 2025			September 30, 2025 compared to September 30, 2024
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$3,929	$(39)	$3,890	$4,796	$(2,036)	$2,760
Investment securities - taxable	(7,207)	5,157	(2,050)	(21,465)	(5,489)	(26,954)
Investment securities - non-taxable	(11,768)	1,768	(10,000)	(12,110)	1,699	(10,411)
Mortgage loans held for sale	12	(4)	8	54	(33)	21
Assets held in trading accounts	99	—	99	99	—	99
Loans - including fees	(1,106)	4,948	3,842	(4,242)	(13,822)	(18,064)
Total	(16,041)	11,830	(4,211)	(32,868)	(19,681)	(52,549)

Interest expense:
Interest bearing transaction and savings accounts	(1,084)	(478)	(1,562)	3,595	(35,132)	(31,537)
Time deposits	(6,784)	(1,383)	(8,167)	(23,318)	(28,952)	(52,270)
Federal funds purchased and securities sold under agreements to repurchase	(20)	33	13	(166)	(73)	(239)
Other borrowings	(7,634)	(22)	(7,656)	(15,441)	(7,016)	(22,457)
Subordinated notes and debentures	720	215	935	792	(2,473)	(1,681)
Total	(14,802)	(1,635)	(16,437)	(34,538)	(73,646)	(108,184)
Increase (decrease) in net interest income	$(1,239)	$13,465	$12,226	$1,670	$53,965	$55,635

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

The provision for credit losses for the three months ended September 30, 2025 was $12.0 million as compared to $11.9 million for the three months ended June 30, 2025. Provision expense for both periods was related to loans and reflected loan growth in the quarters, as well as the impact of updated economic assumptions. Provision expense for the three months ended September 30, 2025 also included a recapture of $3.2 million of provision related to HTM investment securities connected to the balance sheet repositioning during the period.

For the nine months ended September 30, 2025, our provision for credit losses was $50.7 million as compared to $33.5 million for the same period ended September 30, 2024. The provision expense for the nine months ended September 30, 2025 reflected a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period, while provision expense for both periods reflected loan growth in the periods, as well as the impact of updated economic assumptions.

NONINTEREST INCOME (LOSS)

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended September 30, 2025, we generated a noninterest loss of $756.2 million, a decrease of approximately $798.5 million, compared to noninterest income for the three month period ended June 30, 2025. The decrease for the three month period ended September 30, 2025 as compared to the preceding sequential quarter is primarily related to a pre-tax loss on the sale of securities of $801.5 million. During the period, we sold approximately $3.2 billion in amortized cost basis of low yielding investment securities, as part of a balance sheet repositioning to deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances. During the three month period ended September 30, 2025, we also recognized a $570,000 loss on early extinguishment of debt. Adjusting for these certain items, adjusted noninterest income for the three month period ended September 30, 2025 increased $3.5 million, or 8.3%, from the prior sequential quarter. The increase in adjusted noninterest income on a sequential quarter basis was primarily due to a $1.4 million Small Business Investment Company (“SBIC”) negative valuation adjustment recorded during the prior sequential quarter, which is included in “Other income” in the table below.

Noninterest income (loss) for the nine months ended September 30, 2025 decreased by approximately $771.3 million as compared to the nine months ended September 30, 2024. The decrease, as compared to the same period in 2024, was primarily due to losses on sale of securities of $801.5 million discussed above and $28.4 million, recognized during each respective period. Adjusting for these certain items, adjusted noninterest income for the nine month period ended September 30, 2025 increased $2.4 million, or 1.8%, from the prior comparative period.

Table 5 shows noninterest income for the three month periods ended September 30, 2025 and June 30, 2025 and the nine months ended September 30, 2025 and 2024, respectively, as well as changes between periods.

Table 5: Noninterest Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	Change		September 30,	September 30,	Change
(Dollars in thousands)	2025	2025	$	%	2025	2024	$	%
Service charges on deposit accounts	$13,045	$12,588	$457	3.6%	$38,268	$36,920	$1,348	3.7%
Debit and credit card fees	8,478	8,567	(89)	(1.0)	25,491	24,552	939	3.8
Wealth management fees	9,965	9,464	501	5.3	29,058	26,683	2,375	8.9
Mortgage lending income	2,259	1,687	572	33.9	5,959	6,249	(290)	(4.6)
Bank owned life insurance income	3,943	3,890	53	1.4	11,925	11,447	478	4.2
Other service charges and fees	1,474	1,321	153	11.6	4,128	4,227	(99)	(2.3)
Loss on sale of securities, net	(801,492)	—	(801,492)	*	(801,492)	(28,393)	(773,099)	*
Other income	6,141	4,837	1,304	27.0	18,985	21,928	(2,943)	(13.4)
Total noninterest income (loss)	$(756,187)	$42,354	$(798,541)	*	$(667,678)	$103,613	$(771,291)	*
_________________________
*Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $33.0 million and $31.9 million for the three month periods ended September 30, 2025 and June 30, 2025, respectively, and was $96.9 million and $92.4 million for the nine month periods ended September 30, 2025 and 2024, respectively. The increase over both comparative periods is primarily related to the increases in wealth management fees due to fee growth and market performance and in service charges on deposit accounts due to growth in consumer accounts and performance related to commercial treasury management.

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

Noninterest expense was $142.0 million for the three month period ended September 30, 2025, as compared to noninterest expense of $138.6 million for the three month period ended June 30, 2025, representing an increase of $3.4 million, or 2.5%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing and early retirement program costs, for the three months ended September 30, 2025 was $139.7 million, an increase of $2.9 million as compared to the three months ended June 30, 2025.

Noninterest expense for the nine months ended September 30, 2025 increased by approximately $8.8 million or 2.1% as compared to the nine months ended September 30, 2024. Adjusted noninterest expense, which excludes branch right sizing, early retirement program costs, FDIC special assessment (for the nine months ended September 30, 2024) and termination of vendor and software services (for the nine months ended September 30, 2024), increased $7.7 million, or 1.9%, as compared to the nine months ended September 30, 2024.

Salaries and employee benefits expense increased $2.4 million during the three month period ended September 30, 2025 as compared to the preceding sequential quarter and increased $12.4 million during the nine month period ended September 30, 2025 when compared to the same period in the prior year. The increase as compared to the preceding sequential quarter is primarily due to salary and employee benefits accrual adjustments given the Company’s financial performance through the third quarter of 2025. The increase as compared to the same period in the prior year is primarily due to employee merit increases over the comparative periods, coupled with the previously mentioned performance accrual adjustments.

Deposit insurance expense for the three and nine months ended September 30, 2025 as compared to the three months ended June 30, 2025 and nine months ended September 30, 2024 increased by $258,000 and decreased by $2.9 million, respectively. While the variance in deposit insurance expense on a sequential quarter basis is relatively flat, the decrease on a year over year basis for the nine months ended September 30, 2025 is significantly attributable to the additional FDIC special assessments totaling $1.8 million during the nine months ended September 30, 2024, which were levied to support the Deposit Insurance Fund following the failure of certain banks in 2023.

Table 6 below shows noninterest expense for the three month periods ended September 30, 2025 and June 30, 2025 and the nine months ended September 30, 2025 and 2024, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	Change		September 30,	September 30,	Change
(Dollars in thousands)	2025	2025	$	%	2025	2024	$	%
Salaries and employee benefits	$76,249	$73,862	$2,387	3.2%	$224,935	$212,536	$12,399	5.8%
Occupancy expense, net	12,106	11,844	262	2.2	36,601	36,338	263	0.7
Furniture and equipment expense	5,275	5,474	(199)	(3.6)	16,214	16,376	(162)	(1.0)
Other real estate and foreclosure expense	200	216	(16)	(7.4)	614	383	231	60.3
Deposit insurance	5,175	4,917	258	5.2	15,483	18,388	(2,905)	(15.8)
Other operating expenses:
Professional services	4,809	6,192	(1,383)	(22.3)	15,868	15,950	(82)	(0.5)
Postage	2,332	2,250	82	3.6	6,862	6,507	355	5.5
Telephone	1,522	1,594	(72)	(4.5)	4,595	4,860	(265)	(5.5)
Debit and credit card	3,217	3,191	26	0.8	9,437	9,744	(307)	(3.2)
Marketing	6,886	6,612	274	4.1	20,324	20,066	258	1.3
Software and technology	10,186	10,485	(299)	(2.9)	30,707	32,585	(1,878)	(5.8)
Operating supplies	772	487	285	58.5	1,886	1,808	78	4.3
Amortization of intangibles	3,097	3,098	(1)	—	9,722	11,553	(1,831)	(15.8)
Branch right sizing	2,004	163	1,841	*	3,161	1,165	1,996	171.3
Other	8,202	8,204	(2)	—	28,792	28,167	625	2.2
Total noninterest expense	$142,032	$138,589	$3,443	2.5%	$425,201	$416,426	$8,775	2.1%
_________________________
*Not meaningful

INVESTMENTS AND SECURITIES

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity (“HTM”), AFS or trading. Our philosophy regarding investments is conservative based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, MBS and municipal securities. Our general policy is not to invest in derivative type investments or high-risk securities, except for collateralized MBS for which collection of principal and interest is not subordinated to significant superior rights held by others.

As of September 30, 2025, AFS investment securities and assets held in trading accounts were $3.32 billion and $12.7 million, respectively. As of December 31, 2024, AFS and HTM investment securities were $2.53 billion and $3.64 billion, respectively. We continue to look for opportunities to maximize the value of the investment portfolio.

During the third quarter of 2025, the Company and its subsidiaries initiated and completed steps taken to reposition the Company’s consolidated balance sheet and reclassified approximately $3.6 billion in HTM investment securities to AFS investment securities. Subsequently, the Company sold approximately $3.2 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in a realized, after-tax loss of $625.6 million (based on actual tax rate of 21.946%). The AFS securities sold were low-yield bonds and, by removing these bonds from our balance sheet, we reduced our level of high-cost wholesale funding and increased our ability to generate higher earnings and growth.

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. No gains or losses on these securities were recognized at the time of transfer. During the balance sheet repositioning that occurred during the third quarter of 2025, these securities were transferred out of the HTM portfolio to the AFS portfolio at fair value. The previous related remaining combined net unrealized losses in accumulated other comprehensive income (loss), which losses were $99.4 million, were either recognized as part of the securities transfer and subsequent sale of certain securities or will be amortized into income over the remaining life of the security.

As of September 30, 2025, we had the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost and we believed the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. As of September 30, 2025, the unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2025, we believed the declines in fair value are temporary and we did not believe any of the securities are impaired due to reasons of credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding.

Table 7: Maturity Distribution of Investment Securities

Table 7 reflects the amortized cost and estimated fair value of securities at September 30, 2025, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities and is presented due to the reclassification and sale of certain securities during the quarter. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	September 30, 2025
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Available-for-Sale
U.S. Government agencies	$50	$28,118	$2,859	$18,025	$—	$49,052	$48,354	$48,355
Mortgage-backed securities	—	—	—	—	2,446,711	2,446,711	2,422,050	2,249,593
State and political subdivisions	4,835	12,746	22,603	1,005,507	—	1,045,691	1,074,697	845,371
Other securities	6,004	63,761	112,547	—	208	182,520	182,515	175,958
Total	$10,889	$104,625	$138,009	$1,023,532	$2,446,919	$3,723,974	$3,727,616	$3,319,277

Percentage of total	0.3%	2.8%	3.7%	27.5%	65.7%	100.0%

Weighted average yield	1.6%	5.1%	3.7%	2.8%	3.1%	3.1%

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the nine months ended September 30, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $24.2 million.

LOAN PORTFOLIO

Our loan portfolio averaged $16.98 billion and $17.07 billion during the first nine months of 2025 and 2024, respectively. As of September 30, 2025, total loans were $17.19 billion, an increase of $182.9 million from December 31, 2024. The increase in the loan balance during the first nine months of 2025 when compared to December 31, 2024 is primarily due to growth in the real estate - construction and development, agricultural and mortgage warehouse portfolios over the comparative period, while we continued to focus on maintaining prudent underwriting standards and pricing discipline. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 8, according to type of loan.

Table 8: Loan Portfolio

	September 30,	December 31,
(In thousands)	2025	2024
Consumer:
Credit cards	$173,020	$181,675
Other consumer	112,335	127,319
Total consumer	285,355	308,994
Real estate:
Construction and development	2,874,823	2,789,249
Single family residential	2,617,849	2,689,946
Other commercial	7,875,649	7,912,336
Total real estate	13,368,321	13,391,531
Commercial:
Commercial	2,397,388	2,434,175
Agricultural	353,181	261,154
Total commercial	2,750,569	2,695,329
Other	784,572	610,083
Total loans before allowance for credit losses	$17,188,817	$17,005,937

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $285.4 million at September 30, 2025, or 1.7% of total loans, compared to $309.0 million, or 1.8% of total loans at December 31, 2024. The decrease in consumer loans from December 31, 2024, to September 30, 2025, was primarily due to loan payoffs and pay downs within both the credit card and other consumer portfolios during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.37 billion at September 30, 2025, or 77.8% of total loans, compared to $13.39 billion, or 78.7%, of total loans at December 31, 2024, a decrease of $23.2 million, or 0.2%. Our C&D loans increased by $85.6 million, or 3.1%, while single family residential loans decreased by $72.1 million, or 2.7%, and CRE loans decreased by $36.7 million, or 0.5%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first nine months of 2025. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.75 billion at September 30, 2025, or 16.0% of total loans, compared to $2.70 billion, or 15.8% of total loans at December 31, 2024, an increase of $55.2 million, or 2.0%. The increase in commercial loans was largely related to the increase in agricultural loans of $92.0 million, or 35.2%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first nine months of 2025 as compared to December 31, 2024, leading to an increase of $174.5 million in other loans.

Our commercial loan pipeline consisting of all commercial loan opportunities was $1.61 billion at September 30, 2025 compared to $1.26 billion at December 31, 2024. Commercial loans approved and ready to close at the end of the quarter totaled $489.9 million.

Our commercial loan pipeline consisting of all commercial loan opportunities was $2.21 billion at October 31, 2025, while commercial loans approved and ready to close at the end of October 2025 totaled $785.7 million with a weighted average rate (not including fees) of 7.00%.

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

Total nonperforming assets increased $39.5 million from December 31, 2024 to September 30, 2025. Nonaccrual loans increased by $43.4 million from December 31, 2024 and foreclosed assets held for sale and other real estate owned decreased $2.9 million as compared to December 31, 2024. The increase in nonaccrual loans was primarily due to two specific credit relationships being placed on nonaccrual status during the period. One relationship totaling $26.7 million relates to a downtown St. Louis hotel that was originated pre-pandemic and has been on our classified list since April of 2021. This is the only credit relationship within our portfolio located in downtown St. Louis. The other relationship totaling $22.6 million relates to a fast-food operator and has been on our classified list since June of 2024 due to sector-related headwinds and global cash flow concerns with the borrower.

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

There were eleven loan modifications granted to borrowers experiencing financial difficulty during the nine month period ended September 30, 2025. Such modifications included interest rate reductions and/or term extensions and had a total period-end amortized cost basis of $849,000 at September 30, 2025.

The allowance for credit losses as a percent of total loans was 1.50% as of September 30, 2025. Nonperforming loans equaled 0.90% of total loans. Nonperforming assets were 0.66% of total assets, a 21 basis point increase from December 31, 2024. The allowance for credit losses was 168% of nonperforming loans. Our annualized net charge-offs to average total loans ratio for the first nine months of 2025 was 0.24%. Annualized net credit card charge-offs to average total credit card loans were 3.11% for the first nine months of 2025, compared to 2.93% during the full year 2024, and 120 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 9 presents information concerning nonperforming assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Nonperforming Assets

	September 30,	December 31,	September 30,
(Dollars in thousands)	2025	2024	2024
Nonaccrual loans (1)	$153,516	$110,154	$100,865
Loans past due 90 days or more (principal or interest payments)	423	603	830
Total nonperforming loans	153,939	110,757	101,695
Other nonperforming assets:
Foreclosed assets held for sale and other real estate owned	6,386	9,270	1,299
Other nonperforming assets	392	1,202	1,311
Total other nonperforming assets	6,778	10,472	2,610
Total nonperforming assets	$160,717	$121,229	$104,305

Allowance for credit losses to nonperforming loans	168%	212%	229%
Nonperforming loans to total loans	0.90%	0.65%	0.59%
Nonperforming assets to total assets	0.66%	0.45%	0.38%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $28.2 million and $597,000 at September 30, 2025 and December 31, 2024, respectively.

The interest income on nonaccrual loans is not considered material for the three and nine month periods ended September 30, 2025 and 2024.

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

An analysis of the allowance for credit losses on loans is shown in Table 10.

Table 10: Allowance for Credit Losses

(In thousands)	2025	2024
Balance, beginning of year	$235,019	$225,231

Loans charged off:
Credit card	5,024	4,808
Other consumer	2,084	1,806
Real estate	7,225	3,139
Commercial	20,579	20,071
Total loans charged off	34,912	29,824
Recoveries of loans previously charged off:
Credit card	802	700
Other consumer	903	1,117
Real estate	301	1,210
Commercial	1,971	1,336
Total recoveries	3,977	4,363
Net loans charged off	30,935	25,461
Provision for credit losses	53,922	33,453
Balance, September 30,	$258,006	$233,223

Loans charged off:
Credit card		1,629
Other consumer		505
Real estate		3,810
Commercial		6,796
Total loans charged off		12,740
Recoveries of loans previously charged off:
Credit card		391
Other consumer		279
Real estate		275
Commercial		259
Total recoveries		1,204
Net loans charged off		11,536
Provision for credit losses		13,332
Balance, end of year		$235,019

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and nine months ended September 30, 2025 and 2024, and for the year ended December 31, 2024, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of September 30, 2025, the allowance for credit losses reflected an increase of approximately $23.0 million from December 31, 2024, while total loans increased by $182.9 million over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first nine months of 2025 was primarily due to a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period, as well as the impact of updated economic forecasts. Our allowance for credit losses at September 30, 2025 was considered appropriate given the current economic environment and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,981	1.0%	$6,007	1.1%
Other consumer	6,938	5.2%	5,463	4.3%
Real estate	208,267	77.8%	181,962	78.8%
Commercial	36,820	16.0%	41,587	15.8%
Total	$258,006	100.0%	$235,019	100.0%

Allowance for credit losses to period-end loans	1.50%		1.38%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 223 financial centers as of September 30, 2025. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of September 30, 2025, core deposits comprised 84.5% of our total deposits.

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

Our total deposits as of September 30, 2025, were $19.84 billion, compared to $21.89 billion as of December 31, 2024. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.31 billion at September 30, 2025, compared to $15.44 billion at December 31, 2024, a decrease of $132.4 million. Total time deposits decreased $1.92 billion to $4.53 billion at September 30, 2025, from $6.44 billion at December 31, 2024. We had $1.84 billion and $3.30 billion of brokered deposits at September 30, 2025, and December 31, 2024, respectively. The decrease in time deposits and brokered deposits over the comparative period is largely due to the balance sheet repositioning during the third quarter of 2025, including the pay-down of higher rate, non-relationship wholesale and public fund deposits. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the nine months ended September 30, 2025 and the year ended December 31, 2024.

Table 12: Average Deposit Balances and Rates

	September 30, 2025		December 31, 2024
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$4,367,882	—%	$4,576,022	—%
Interest bearing transaction and savings deposits	11,146,423	2.45%	10,974,529	2.81%
Time deposits	5,695,173	3.96%	6,411,888	4.55%
Total	$21,209,478	2.35%	$21,962,439	2.73%

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $667.8 million and $1.11 billion at September 30, 2025 and December 31, 2024, respectively. The outstanding balance for September 30, 2025 includes $2.7 million in FHLB advances; $649.0 million in subordinated notes and unamortized debt issuance costs; and $16.1 million of other long-term debt. The decrease in total debt over the comparative period is due to the pay down of higher cost wholesale funding, primarily FHLB advances, as part of the balance sheet repositioning during the period.

In March 2018, we issued $330.0 million in aggregate principal amount of 2018 Notes at a public offering price equal to 100% of the aggregate principal amount of the 2018 Notes. We incurred $3.6 million in debt issuance costs related to the offering. The 2018 Notes were to mature on April 1, 2028; during the third quarter of 2025, the Company issued a notice of redemption to redeem the 2018 Notes, which were redeemed in full on October 1, 2025. The related remaining $565,000 of unamortized debt issuance costs were written off during the quarter ended September 30, 2025.

We assumed Fixed-to-Floating Rate Subordinated Notes in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (“Spirit Notes”). During the second quarter of 2025, we issued a notice of redemption to redeem the Spirit Notes in an aggregate principal amount of $37.0 million. The Spirit Notes were redeemed in full on July 31, 2025.

In September 2025, we issued $325.0 million in aggregate principal amount of 2025 Notes at a public offering price equal to 100% of the aggregate principal amount of the 2025 Notes. The Company incurred $3.9 million in debt issuance costs related to the offering. Additionally, during the third quarter of 2025, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the risk of changes in the fair value of the aggregate principal amount of the 2025 Notes due to changes in market interest rates. The 2025 Notes will mature on October 1, 2035 and are subordinated in right of payment to the payment of our other existing and future senior indebtedness, including all our general creditors. The 2025 Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries.

For information about the regulatory capital treatment of the 2018 Notes, 2025 Notes and the Spirit Notes, see the section “Capital—Risk-Based Capital.”

CAPITAL

Overview

At September 30, 2025, total capital was $3.35 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2025, our common equity to asset ratio was 13.85% compared to 13.13% at year-end 2024.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

On July 23, 2025, we closed a public offering of 18,653,000 shares of our Class A common stock, at a price to the public of $18.50 per share, which includes 2,433,000 shares of our Class A common stock granted pursuant to the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts. The net proceeds of $327.4 million from this public offering helped offset the one-time, realized after-tax loss of $625.6 million (based on an actual tax rate of 21.946%) incurred during the third quarter of 2025 from selling AFS securities discussed in the Investments and Securities section above.

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

No shares were repurchased during the three and nine month periods ended September 30, 2025 and 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.6375 per share for the first nine months of 2025 compared to $0.63 per share for the first nine months of 2024, an increase of $0.0075, or 1%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2025, we met all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The Company’s risk-based capital ratios at September 30, 2025 and December 31, 2024 are presented in Table 13 below:

Table 13: Risk-Based Capital

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Tier 1 capital:
Stockholders’ equity	$3,353,963	$3,528,872
CECL transition provision	—	30,873
Goodwill and other intangible assets	(1,376,255)	(1,385,128)
Unrealized loss on available-for-sale securities, net of income taxes	313,483	360,910
Total Tier 1 capital	2,291,191	2,535,527
Tier 2 capital:
Subordinated notes and debentures	648,976	366,293
Subordinated debt phase out	(198,000)	(132,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	248,710	222,313
Total Tier 2 capital	699,686	456,606
Total risk-based capital	$2,990,877	$2,992,133

Risk weighted assets	$19,861,879	$20,473,960

Assets for leverage ratio	$23,963,356	$26,037,459

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.54%	12.38%
Tier 1 leverage ratio	9.56%	9.74%
Tier 1 risk-based capital ratio	11.54%	12.38%
Total risk-based capital ratio	15.07%	14.61%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Qualifying subordinated debt of $451.0 million and $234.3 million is included as Tier 2 and total capital of the Company for periods ended September 30, 2025 and December 31, 2024, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, business strategies, product development, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, loan demand, deposit levels, investment in digital channels, critical accounting policies and estimates, net interest income, net interest margin, noninterest income, noninterest expense, the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, income tax deductions, deferred tax assets, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity (including, among other things, the impact of rising or declining interest rates), economic conditions, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the regulatory agencies, capital resources, the expected expenses and cost savings associated with branch closures, market risk, plans for investments in (and cash flows from) securities and investment portfolio strategies, effect of pending and future litigation, staffing initiatives, estimated cost savings associated with the Company’s early retirement program, legal and regulatory limitations and compliance and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve, as well as legislative and regulatory changes); changes in tariff policies; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; the effects of a government shutdown, changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, loan demand, deposit flows, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock, specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry; cyber threats, attacks or events, including at third parties on which we rely for key services; the ability to collect amounts due under loan agreements; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgments, settlements, fines and other outcomes of pending or future litigation or government actions; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts between Russia and Ukraine) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns that led to the large regional bank failures during 2023 may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; fraud that results in material losses or that we have not discovered yet that may result in material losses; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; increased delinquency and foreclosure rates on commercial real estate and other loans; significant increases in nonaccrual loan balances; the effects of government legislation; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, cell-phone/tablet, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned and other cautionary statements set forth elsewhere in this report.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch right sizing costs, FDIC special assessment, termination of vendor and software services, early retirement program costs, loss on early extinguishment of debt, loss on sale of securities and tax effect}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), adjusted noninterest expense (non-GAAP), uninsured, non-collateralized deposits (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.408 billion and $1.418 billion total goodwill and other intangible assets for the periods ended September 30, 2025 and December 31, 2024, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 14 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 14: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands, except per share data)	2025	2025	2025	2024
Net income available to common stockholders	$(562,792)	$54,773	$(475,631)	$104,374
Certain items:
Loss on early extinguishment of debt	570	—	570	—
FDIC Special Assessment	—	—	—	1,832
Early retirement program	305	1,594	1,899	336
Termination of vendor and software services	—	—	—	602
Loss on sale of securities	801,492	—	801,492	28,393
Branch right sizing (net)	2,004	163	3,161	1,165
Tax effect (1)	(176,649)	(459)	(177,368)	(8,449)
Certain items, net of tax	627,722	1,298	629,754	23,879
Adjusted earnings (non-GAAP)	$64,930	$56,071	$154,123	$128,253

Diluted earnings per share(2)	$(4.00)	$0.43	$(3.63)	$0.83
Certain items:
Loss on early extinguishment of debt	—	—	—	—
FDIC Special Assessment	—	—	—	0.02
Early retirement program	—	0.01	0.02	—
Termination of vendor and software services	—	—	—	—
Loss on sale of securities	5.70	—	6.11	0.23
Branch right sizing (net)	0.01	—	0.02	0.01
Tax effect (1)	(1.25)	—	(1.34)	(0.07)
Certain items, net of tax	4.46	0.01	4.81	0.19
Adjusted diluted earnings per share (non-GAAP)	$0.46	$0.44	$1.18	$1.02
_______________________________________
(1)Actual tax rate of 21.946% on 2025 loss on sale of securities. Effective tax rate of 26.135% on all other items.
(2)See Note 15, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 15 below for the reconciliation of adjusted noninterest income and adjusted noninterest expense for the periods presented.

Table 15: Reconciliations of Adjusted Noninterest Income (non-GAAP) and Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2025	2025	2025	2024
Noninterest income	$(756,187)	$42,354	$(667,678)	$103,613
Certain items:
Loss on early extinguishment of debt	570	—	570	—
Loss on sale of securities	801,492	—	801,492	28,393
Total certain items	802,062	—	802,062	28,393
Adjusted noninterest income (non-GAAP)	$45,875	$42,354	$134,384	$132,006

Noninterest expense	$142,032	$138,589	$425,201	$416,426
Certain items:
Early retirement program	(305)	(1,594)	(1,899)	(336)
Termination of vendor and software services	—	—	—	(602)
FDIC Special Assessment	—	—	—	(1,832)
Branch right sizing	(2,004)	(163)	(3,161)	(1,165)
Total certain items	(2,309)	(1,757)	(5,060)	(3,935)
Adjusted noninterest expense (non-GAAP)	$139,723	$136,832	$420,141	$412,491

See Table 16 below for the reconciliation of tangible book value per share.

Table 16: Reconciliation of Tangible Book Value per Share (non-GAAP)

	September 30,	December 31,
(In thousands, except per share data)	2025	2024
Total common stockholders’ equity	$3,353,963	$3,528,872
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(87,520)	(97,242)
Total intangibles	(1,408,319)	(1,418,041)
Tangible common stockholders’ equity	$1,945,644	$2,110,831
Shares of common stock outstanding	144,703,075	125,651,540

Book value per common share	$23.18	$28.08

Tangible book value per share (non-GAAP)	$13.45	$16.80

See Table 17 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 17: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Total common stockholders’ equity	$3,353,963	$3,528,872
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(87,520)	(97,242)
Total intangibles	(1,408,319)	(1,418,041)
Tangible common stockholders’ equity	$1,945,644	$2,110,831

Total assets	$24,208,162	$26,876,049
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(87,520)	(97,242)
Total intangibles	(1,408,319)	(1,418,041)
Tangible assets	$22,799,843	$25,458,008

Ratio of common equity to assets	13.85%	13.13%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.53%	8.29%

See Table 18 below for the reconciliation of uninsured, non-collateralized deposits and the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 18: Reconciliation of Uninsured, Non-Collateralized Deposits and the Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

	September 30,	December 31,
(In thousands)	2025	2024
Uninsured deposits at Simmons Bank	$9,565,766	$8,467,291
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,169,362	2,790,339
Less: Intercompany eliminations	2,937,147	1,045,734
Total uninsured, non-collateralized deposits	$4,459,257	$4,631,218

FHLB borrowing availability	$6,134,000	$4,716,000
Unpledged securities	1,575,000	4,103,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	1,824,000	2,081,000
Additional liquidity sources	$9,533,000	$10,900,000

Uninsured, non-collateralized deposit coverage ratio	2.1x	2.4x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2025, undivided profits of Simmons Bank were approximately $25.0 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of September 30, 2025, Simmons Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $6.13 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. All of the investment portfolio was classified as available-for-sale or assets held for trading as of September 30, 2025, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2025, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.23% and 0.07%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in negative variances in net interest income of 1.48% and 2.72%, respectively, relative to the base case over the next 12 months.

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

The table below presents our sensitivity to net interest income at September 30, 2025:

Table 19: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	0.07%
Up 100 basis points	0.23%
Down 100 basis points	(1.48)%
Down 200 basis points	(2.72)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2025, we completed a balance sheet repositioning focused on our investment securities portfolio in which we reclassified our held-to-maturity securities to available-for-sale and then sold approximately $3.2 billion (amortized cost basis) of investment securities. The sale of investment securities resulted in a realized after-tax loss of approximately $625.6 million (based on actual tax rate of 21.946%).

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

Information concerning our purchases of common stock during the quarter ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$175,000,000
August 1, 2025 - August 31, 2025	—	—	—	$175,000,000
September 1, 2025 - September 30, 2025	—	—	—	$175,000,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Simmons Bank Endorsement Split-Dollar Life Insurance Plan (with Schedule of Material Differences as of August 1, 2025) (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 6, 2025 (File No. 000-06253)).
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
14.2	Simmons First National Corporation Finance Group Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
15.1	Awareness Letter of Forvis Mazars, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – George A. Makris, Jr., Chairman and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – George A. Makris Jr., Chairman and Chief Executive Officer.**
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.**
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 6, 2025	/s/ George A. Makris, Jr.
George A. Makris, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2025	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)