Form 10-K
period 2025-12-31
SIMMONS FIRST NATIONAL CORP
filed 2026-02-25
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes  ☒ No
The aggregate market value of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates on June 30, 2025, was $2,349,194,653 based upon the last trade price as reported on the Nasdaq Global Select Market® of $18.96.
The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2026, was 144,867,846.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders of the Registrant to be held on May 13, 2026, are incorporated by reference into Part III of this Form 10-K.

SIMMONS FIRST NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” by variations of such words, or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, business strategies, product development, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, loan demand, deposit levels, investment in digital channels, critical accounting policies and estimates, net interest income, net interest margin, non-interest income, non-interest expense, the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, income tax deductions, deferred tax assets, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity (including, among other things, the impact of rising or declining interest rates), economic conditions, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by regulatory agencies, capital resources, the expected expenses and cost savings associated with branch closures, market risk, plans for investments in (and cash flows from) securities and investment portfolio strategies, effect of pending and future litigation, staffing initiatives, estimated cost savings associated with the Company’s early retirement program, legal and regulatory limitations and compliance, and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve), as well as legislative and regulatory changes; general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; the effects of a government shutdown; changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, changes in loan demand, changes in deposit flows, and changes in the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry; cyber or other information technology threats, attacks or events, including at third parties on which we rely for key services; reliance on third parties for the provision of key services; the ability to collect amounts due under loan agreements; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgments, settlements, fines and other outcomes of pending or future litigation or government actions; changes in tariff policies; general economic and market conditions; changes in governmental administration; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing, and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; the ability to collect amounts due under loan agreements; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; increased delinquency and foreclosure rates on commercial real estate and other loans; significant increases in nonaccrual loan balances; the effects of government legislation, including tax rules and regulations or changes or interpretations thereof; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, cellphone/tablet, telephone, computer, and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned, and those factors set forth under Item 1A. “Risk Factors” of this report and other cautionary statements set forth elsewhere in this report and in other filings that have been filed with the U.S. Securities and Exchange Commission (“SEC”). Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those projected in or contemplated by the forward-looking statements due to these factors and others.

In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. Further, there can be no guarantee that the Board of Directors of the Company will approve a quarterly dividend in future quarters, and the timing, payment, and amount of future dividends (if any) is subject to, among other things, the discretion of the Company’s Board of Directors and may differ significantly from past dividends.

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

PART I

ITEM 1. BUSINESS

Company Overview

Simmons First National Corporation, an Arkansas corporation organized in 1968, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The terms “Company,” “we,” “us,” and “our” refer to Simmons First National Corporation and, where appropriate, its subsidiaries. The Company is headquartered in Pine Bluff, Arkansas, and had total consolidated assets of $24.54 billion, total consolidated loans of $17.49 billion, total consolidated deposits of $20.18 billion and equity capital of $3.42 billion, each as of December 31, 2025. The Company, through its subsidiaries, provides banking and other financial products and services in markets located in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Community Banking, Commercial Banking and Wealth Strategy

To both effectively compete for and service the needs of different types of customers, Simmons Bank now operates using three main groups: a community banking group (which generally focuses on retail, small-to-mid-size customer relationships plus mortgage lending), a commercial banking group (which generally focuses on larger, more complex customers, sometimes with intricate or unique banking needs) and a wealth group (which generally focuses on serving investment and trust needs of consumers and businesses). Each of these groups is supported by Simmons Bank’s various operations divisions.

Growth Strategy

Over the years, as we have expanded our markets and services, our growth strategy has evolved and diversified. We have used varying acquisition and internal branching methods to enter key growth markets and increase the size of our footprint.

Since 1990, we have completed 21 whole bank acquisitions, one trust company acquisition, five bank branch acquisitions, one bankruptcy (363) acquisition, four Federal Deposit Insurance Corporation (“FDIC”) failed bank acquisitions and four Resolution Trust Corporation failed thrift acquisitions. The following summary provides additional details concerning our more recent acquisition activity.

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

Human Capital

Our associates are a critical component of our success. Because our business depends on our ability to attract, develop, and retain highly qualified, skilled operations, information technology, production and other associates, as well as managers who are experienced and effective at leading their respective business areas, we have implemented wide-ranging programs focused on identifying and recruiting new talent, as well as enhancing the skills, qualifications, and engagement of our current associate base. In recruiting, we employ a variety of strategies, including, among other things, the use of in-house recruiters, search firms, and employment agencies, designed to attract qualified candidates. Among other opportunities, we offer student internships and a banker trainee program that provides recent graduates with the opportunity to gain insight into several business areas. We believe our compensation program, which, in addition to base and incentive compensation, includes health, retirement, and an array of other benefit plans and programs, is competitive within the financial industry, and we periodically review our plans and programs, as well as market surveys, to help ensure that our compensation program is consistent with our level of performance and that we have a current understanding of peer practices.

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

As of December 31, 2025, the Company and its subsidiaries had approximately 2,917 full time equivalent associates. None of our associates are represented by any union or similar groups, and we have not experienced any labor disputes or strikes arising from any such organized labor groups. We consider our relationship with our associates to be good and strive to operate with an “open door policy” where associate concerns and issues can be discussed anytime directly with leadership or human resources. We have been recognized with “Best Places to Work” awards in several of our markets.

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

As a financial holding company, we are required to file with the FRB an annual report and such additional information as may be required by law. From time to time, the FRB examines the financial condition of the Company and its subsidiaries. For the Company to maintain financial holding company status, each of the Company’s bank subsidiaries must be “well-capitalized” and “well-managed” as defined by the FRB. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FRB, through civil and criminal sanctions, is authorized to exercise enforcement powers over bank holding companies (including financial holding companies) and non-banking subsidiaries, to limit activities that represent unsafe or unsound practices or constitute violations of law. We also must file annual, quarterly and other periodic reports with, and comply with other regulations of, the SEC, as well as the rules of the Nasdaq Global Select Market.

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

The principal source of the Company’s liquidity is dividends from Simmons Bank, the payment of which is subject to certain limitations imposed by federal and state laws. The approval of the Arkansas Bank Commissioner is, for instance, required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2025, Simmons Bank had paid to the Company all available dividends. While past dividends are not necessarily indicative of amounts that may be paid or available to be paid in future periods, net profits of Simmons Bank and cash balances at the Company are projected to be sufficient to pay quarterly dividends on the Company’s common stock at current levels and interest and principal on the Company’s debt as well as meet other liquidity needs.

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

Furthermore, as a member of the Federal Reserve System, our subsidiary bank is required by law to maintain reserves against its transaction deposits as required by the FRB. The reserves must be held in cash or with the FRB. Banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. During 2020, due to the COVID-19 pandemic, the FRB acting pursuant to the Federal Reserve Act reduced the reserve requirements to zero until further notice. As a result, as of December 31, 2025, the Company’s reserve balances were zero.

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
Institutions that fall into the latter three categories are subject to restrictions on their growth and are required to submit a capital restoration plan. There is also a method by which an institution may be downgraded to a lower capital category based on supervisory factors other than capital. As of December 31, 2025, Simmons Bank was “well capitalized” based on the aforementioned ratios.

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

Pursuant to the FDICIA and Federal Deposit Insurance Act (“FDIA”), the federal banking agencies must promptly mandate corrective actions by banks that fail to meet the capital and related requirements in order to minimize losses to the FDIC and the Deposit Insurance Fund. As of December 31, 2025, the Bank was well capitalized under these regulations.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule,” restricts the ability of banking entities from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term “covered funds” is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in Section 3(c)(1) or 3(c)(7) of that Act. There are also several exemptions from the definition of covered fund, including, among other things, loan securitizations, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. The EGRRCPA and the subsequently promulgated inter-agency rules have aimed at simplifying and tailoring certain requirements related to the Volcker Rule.

Real Estate Lending Standards and Guidance

The federal regulatory agencies have adopted regulations setting forth standards for extensions of credit that are secured by real estate. Under these regulations, the Bank must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.

The federal regulatory agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.

Brokered Deposits

Section 29 of the FDIA and the FDIC regulations promulgated thereunder limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is well capitalized or, with the FDIC’s approval, adequately capitalized. However, as a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than well capitalized. In December 2020, the FDIC issued a final rulemaking to modernize its brokered deposit regulations. Among other things, the final rule established a new framework for analyzing certain provisions of the “deposit broker” definition and established certain automatic “primary purpose” exemptions from the deposit broker definition, as well as revised certain interest rate restrictions that apply to less than well capitalized insured depository institutions. The final rule became effective April 1, 2021; and full compliance was required by January 1, 2022. Implementation of the final rule did not have a material impact on our subsidiary bank. In July 2024, the FDIC proposed significant revisions to the brokered deposit regulations, including significant expansions to the definition of “deposit broker,” and significantly narrowing the primary purpose exception to “deposit broker” status, but the FDIC withdrew the proposals during 2025.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at an initial quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $12.4 million related to this assessment. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The FDIC approved an interim final rule in 2025 to amend certain aspects of the FDIC’s collection activities, including, among other things, reducing the rate at which the special assessment will be charged in the eighth collection quarter from 3.36 basis points to 2.97 basis points.

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

The federal bank regulatory agencies also adopted rules to improve the sharing of information about cyber incidents that may affect the U.S. banking system. A banking organization must notify its primary federal regulator of certain significant “computer-security incidents” that may pose a threat to the stability of the U.S. financial sector as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred. A bank service provider must also notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially disrupted or degraded or is reasonably likely to materially disrupt or degrade covered services provided to such banking organization customers for four or more hours.

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

In December 2020, the U.S. Congress enacted the National Defense Authorization Act (“NDAA”) that, among other provisions, made significant updates to the federal BSA/AML regulations that aim to eliminate the use of shell companies that facilitate the laundering of criminal proceeds. The NDAA includes the Corporate Transparency Act (“CTA”), which requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to, among other things, establish a national beneficial ownership information registry. In December 2021, FinCEN issued the first of three planned rules, which rule was adopted to implement a national beneficial ownership reporting framework. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule (“BOI Reporting Rule”), which requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. In December 2023, FinCEN issued the second of the three planned rules, which rule was adopted to implement protocols for access to and disclosure of beneficial ownership information. In March 2025, FinCEN issued an interim final rule removing the requirement for U.S. companies and U.S. persons to report such beneficial ownership information and indicated that it would issue a modified set of regulations regarding beneficial ownership disclosures. Given the potential of new regulations from FinCEN, as well as ongoing litigation with respect to the CTA, it is not clear what impact the CTA and BOI Reporting Rule will have on the Bank. The Company and the Bank continue to monitor legislative, regulatory and supervisory developments related thereto.

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

Federal Home Loan Bank of Dallas
Simmons Bank is a member of the Federal Home Loan Bank (“FHLB”) of Dallas (“FHLB-Dallas”), which is one of 11 regional Federal Home Loan Banks that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region and makes loans to its members in accordance with policies and procedures established by the board of directors of that FHLB. As a member, Simmons Bank must purchase and maintain stock in FHLB-Dallas. At December 31, 2025, Simmons Bank’s total investment in FHLB-Dallas was $25.3 million.
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and our subsidiary bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. However, in late 2022, the SEC finalized a set of rules directing national securities exchanges to establish listing standards regarding clawbacks of incentive-based executive compensation, which listing standards became effective in 2023. Specifically, Nasdaq implemented listing standards that require listed companies to adopt clawback policies, or policies mandating the recovery of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. We adopted a compensation recovery policy pursuant to the Nasdaq listing standards, and the policy is included as Exhibit 97 to this Annual Report on Form 10-K.
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

Among other things, the Dodd-Frank Act, through the Durbin Amendment, and associated Federal Reserve regulations cap the interchange rate on debit card transactions that can be charged by banks that, together with their affiliates, have at least $10 billion in assets at $0.21 per transaction plus five basis points multiplied by the value of the transaction (plus, for a debit card issuer that meets certain fraud-prevention standards, a “fraud-prevention adjustment” of $0.01 per transaction). The cap goes into effect July 1st of the year following the year in which a bank reaches the $10 billion asset threshold. Simmons Bank became subject to the interchange rate cap effective July 1, 2018. In October 2023, the Federal Reserve proposed lowering the maximum interchange fee, but the proposal has faced legal challenges, and the Company is monitoring developments related to the proposal and continuing to assess its potential impact.

As of December 31, 2017, the Company exceeded $15 billion in total assets and trust preferred securities are no longer included as Tier 1 capital. Trust preferred securities and qualifying subordinated debt are included as total Tier 2 capital.

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

Additionally, the Dodd-Frank Act established the CFPB and granted it supervisory authority over banks with total assets of more than $10 billion. Simmons Bank is subject to CFPB oversight with respect to its compliance with federal consumer financial laws. Simmons Bank continues to be subject to the oversight of its other regulators with respect to matters outside the scope of the CFPB’s jurisdiction. The CFPB has broad rule-making, supervisory, examination and enforcement authority, as well as expanded data collecting and enforcement powers, all of which impact the operations of Simmons Bank. The current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

Future Legislation and Regulation

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

Our net income and cash flows depend to a significant extent on the difference between interest rates earned on interest-earning assets and the rates paid on interest-bearing liabilities. These rates are highly sensitive to many factors beyond our control, including general economic conditions and credit and monetary policies of governmental authorities. Changes in the credit or monetary policies of governmental authorities, particularly the Federal Reserve, could significantly impact market interest rates and our financial performance. For instance, changes in the nature of open market transactions in U.S. government securities, the discount rate or the federal funds rate on bank borrowings, and reserve requirements against bank deposits, could lead to increases in the costs associated with our business. Such changes could influence the interest we receive on loans and securities and the amount of interest we pay on deposits. If the interest rates we pay on deposits increases at a faster rate than the interest we receive on loans and other investments, then our net interest income could be adversely affected. If the Federal Reserve raises interest rates, we may not be able to reflect increasing interest rates in rates charged on loans or paid on deposits due to competitive pressures, which would negatively impact our mix of deposits and other funding sources, reduce demand for our products and services, or otherwise negatively impact our financial condition and results of operations. Decreases in interest rates may increase prepayment speeds of certain assets, which may adversely impact our net interest income. In addition, the impact of these changes may be magnified if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates, and our ability to manage such relative sensitivity may be adversely impacted by competitive conditions in the banking industry and in the financial markets. Due to the volatility and changing conditions in the national economy and uncertainty regarding the rate of inflation and the impacts of governmental policies to combat elevated inflation, we cannot predict with certainty how future changes in interest rates, deposit levels and loan demand will impact our business and profitability.

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

In recent years, in response to rising market interest rates, our cost of funds has increased due to customer migration from lower-cost to higher-cost deposit accounts, including interest-bearing transaction accounts and time deposits, which has negatively impacted our cost of funds and net interest margin.

Our investment securities portfolio could decline in value and we may incur losses as a result of interest rate changes and changes in issuer credit quality or the strength of the associated collateral.

As of December 31, 2025, we owned $3.27 billion in available-for-sale securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio, including changes in the issuer’s credit quality. For available-for-sale securities, the unrealized gains and losses are recorded in equity, net of tax, in accumulated other comprehensive income (“AOCI”).

On a quarterly basis, we analyze whether there has been a decline in fair value below the amortized cost basis of our available for sale investment securities to determine whether there is a credit loss associated with the decline in fair value. We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. We use a systematic methodology to determine the allowance for credit losses (“ACL”) for any investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on any held-to-maturity portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the investment portfolio. Our estimate of the ACL involves a high degree of judgment; therefore, our process for determining expected credit losses may result in a range of expected credit losses. We would monitor any held-to-maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

We may not be able to maintain a strong core deposit base or access other low-cost funding sources.

We rely on bank deposits to be a low cost and stable source of funding for our business. In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. Core deposit levels may be affected by various industry factors, including general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. Core deposit levels may also be affected by our ability to maintain stable relationships within our customer base, and particularly with larger deposit customers. If a large number of our depositors or depositors with a high concentration of deposits sought to withdraw their deposits suddenly, we could encounter difficulty meeting such a significant deposit outflow, which could negatively impact our profitability, reputation, and liquidity. Recent advances in technology that increase the speed at which deposits can be moved from bank to bank or outside the banking system may facilitate unanticipated deposit outflows, and the speed and reach with which information, concerns, and rumors can spread through media may exacerbate the risk of unanticipated deposit outflows and related liquidity concerns. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively, which could have a material adverse effect on our liquidity, business, financial condition, and results of operations. We also compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the FOMC or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition, and results of operations.

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

Risks Related to the Company’s Lending Activities

Our lending activities expose us to a range of credit risks, which could adversely affect our business, financial condition, and results of operations.

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

It is likely that some portion of our loans will become delinquent, and some loans may only be partially repaid or may never be repaid. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that results from management’s review of the existing portfolio and management’s assessment of the portfolio’s collectability. Our methodology for establishing the appropriateness of the allowance for credit losses inherently involves a high degree of subjectivity and difficult judgments, requiring management to make significant estimates and predictions regarding credit risks, future market conditions, and other interrelated factors, all of which are subject to material changes and may not necessarily be in our control. Some assumptions require management to forecast how borrowers will perform in changing and unprecedented economic conditions. If our methodology is flawed, or if we experience changes in market or economic conditions, or in conditions of our borrowers, the allowance may become inadequate, which would result in additional provisions to increase the allowance to an appropriate level. This could negatively impact our business, including through a material decrease in our earnings. If we fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to accurately estimate the impacts of future changes in economic conditions to our borrowers, the accuracy of our loss forecasts and allowance estimates could be adversely impacted. In addition, prudential regulators also periodically review our allowance for credit losses and have the ability, based on their perspective, which may be different from ours, to require that we make adjustments to the allowance, which could also have a negative effect on our results of operations or financial condition. Although we believe our allowance for credit losses are adequate to absorb losses that are inherent in our loan portfolio, we cannot predict the timing or severity of such losses nor give any assurance that our allowance will be adequate in the future.

Significant portions of our loan portfolio include commercial real estate, construction and development, and commercial and industrial loans, each of which presents heightened lending risks.

Our commercial loan portfolio includes, in significant part, commercial real estate loans, construction and development loans, and commercial and industrial loans. Among other things, commercial real estate loans are generally larger than residential real estate loans, often depend on the owner’s cash flows or those of the property’s tenants (which can be adversely affected by changes in economic conditions) as a source for repayment, and are generally perceived as involving a greater degree of risk of default than home equity loans or residential mortgage loans. Similarly, construction and development loans pose heightened risk when compared to residential real estate loans due to, for example, the fact that repayment often depends on successful completion of the construction or development project and subsequent financing. Additionally, commercial and industrial loans are often dependent upon the successful operation of the borrower’s business. If the operating company suffers difficulties, including reduction in sales volume and/or profitability, the borrower’s ability to repay the loan may be impaired, and the collateral associated with these types of loans may have depreciated during the term of the loan or may be difficult to value and/or liquidate. For these reasons and others, these types of loans present heightened lending risks that, if realized, may materially and adversely affect our business, financial condition or results of operations.

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

Loans secured by real estate make up a substantial portion of our loan portfolio. In making certain of these loans, we rely on estimates concerning the value of the real estate provided by independent appraisers. However, these appraisals are only estimates of value, and mistakes of fact or judgment on the part of the appraiser could adversely affect the reliability of their appraisals. Furthermore, the value of the real estate could change (including by declining) based on events occurring after the time of the appraisal, and preparing foreclosed real estate for sale, and then selling such real estate collateral, may impose significant additional costs on us. We, therefore, may not be able to fully recover the outstanding balance of a loan in the event of its default if the real estate serving as collateral has declined in value from its original estimate, which could have a material adverse impact on our business, financial condition or results of operations.

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

Risks Related to Our Business, Industry, and Markets

Our business, financial condition, results of operations and liquidity could be adversely affected by developments impacting the financial services industry.

Our financial performance and liquidity are highly dependent on conditions in the financial services industry. Our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Events in the financial services industry can cause general uncertainty and concern regarding the adequacy of liquidity in the financial services industry generally, for example following certain significant bank closures during 2023. Deposit levels may be affected by various industry factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. While steps by the banking regulators to support liquidity in the industry, including following certain significant bank closures during 2023, have helped customers’ perception of the financial markets and financial services industry generally, a number of factors, including further bank closures, or deposit outflows (and particularly sudden deposit outflows) from banks, may drive additional deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition.

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

We face strong competition from other banks, bank holding companies, financial services companies and nonbank competitors.

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

Advancements in technology have created the ability for financial transactions that have historically often involved traditional banks to be conducted through alternative channels. For example, consumers can now hold funds in brokerage accounts and internet-only banks, or indeed with essentially any bank that provides for online account opening and online banking. Consumers can also complete transactions such as the purchase or sale of goods and services, the payment of bills, and the transfer of funds without the direct assistance of banks. Indeed, non-traditional financial services firms, such as financial technology (FinTech) companies, have begun to offer a variety of services traditionally provided by banks and other financial institutions. Consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies or other digital assets. The resulting increased competition as trends toward digital financial transactions have accelerated could result in the loss of fee income and customer deposits, which could negatively impact our financial condition, results of operations, and liquidity. It could also require additional, costly investments in technology to remain competitive.

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

As of December 31, 2025, we had $1.32 billion of goodwill and $84.4 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Recently, the financial services industry has experienced rapid developments in artificial intelligence, including agentic artificial intelligence. The use of artificial intelligence models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for artificial intelligence is uncertain and rapidly involving, potentially increasing compliance costs and risks of noncompliance. We may be exposed to the risk that generative artificial intelligence models may produce incorrect outputs, release confidential information, reflect biases, or otherwise cause harm. Their complexity may make it challenging to understand all outputs and comply with documentation or explanation requirements. Any of these risk could adversely affect our business, expose us to liability or other adverse legal or regulatory consequences, or otherwise adversely affect our financial results.

Risks Related to the Company’s Operations

We are subject to fraud risk, which could have a material adverse effect on our business and results of operations.

Fraud is a major, and increasing, operational risk, particularly for financial institutions. We continue to experience fraud attempts and losses through, for example, deposit fraud (such as wire fraud and check fraud) and loan fraud. Fraud has also arisen from the misconduct of our employees. The methods used to perpetrate and combat fraud continue to evolve, particularly as advances in technology occur. While we seek to be vigilant in the prevention, detection, and remediation of fraud events, some fraud loss is unavoidable, and the risk of major fraud loss cannot be eliminated. Our business also depends on our employees, as well as third-party service providers, to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties, or other third parties caused an operational breakdown or failure, either from human error, fraudulent manipulation, or purposeful damage to any of our operations or systems. Our efforts to combat fraud might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our models and estimations may be inadequate, which could lead to significant losses and regulatory scrutiny.

To assist with the management of our credit, liquidity, operations, and compliance functions and risks, we have developed, and currently use, various models and other analytical tools, including certain estimations. The models and estimations often take into account assumptions and historical trends and are, in some cases, based on subjective judgments. While these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. We also rely on model inputs that are provided by third parties which have similar risks. As such, the models and estimations may not be effective in identifying and managing risks, which could adversely impact our financial condition and results of operations. Inadequate models may also result in compliance failures, which could lead to increased scrutiny by our regulators.

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

Our businesses are dependent on our ability and the ability of our third-party service providers to process, record and monitor a large number of transactions and personally identifiable information. If the financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, our results of operations could be materially, adversely affected.

Although we and our third party service providers devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third-party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks.

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

Additionally, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

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

We are charged with maintaining compliance with all applicable banking laws and regulations, including, among others, fair lending, CRA, consumer compliance, BSA and anti-money laundering, capital, and other regulations described herein under “Item 1. Business - Supervision and Regulation.” Our compliance with these laws is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans, and interest rates charged, interest rates paid and deposits and locations of our offices. Various agencies, including, without limitation, the FRB, CFPB, Arkansas State Bank Department, and the Department of Justice, have the ability to institute proceedings to address compliance failures. Should those agencies be successful in the case of such a proceeding, we could become subject to material sanctions, including, among other things, monetary penalties and restrictions on our ability to engage in mergers and acquisitions and other growth-oriented activities. Compliance failures may also result in litigation instituted by private parties, including consumers, which could result in material adverse impacts on our business.

We are subject to litigation in the ordinary course of our business, and adverse rulings, judgments, settlements, and other outcomes of such litigation, as well as our associated legal expenses, may adversely affect our results.

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

We cannot assure you of our ability to continue to pay dividends. Our ability to pay dividends depends on the following factors, among others:

•We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our subsidiary bank, is subject to federal and state laws that limit the ability of the bank to pay dividends, and recently we have had to apply for state and federal regulatory approval for certain dividends paid by the Bank to the Company;
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

If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our subsidiary bank becomes unable to pay dividends to us, we may not be able to service our debt or pay our other obligations or pay dividends on our common stock. For more information on these regulatory restrictions on the ability of the Bank to pay dividends to the Company, see “Supervision and Regulation - The Company” above. Accordingly, our inability to receive dividends from our subsidiary bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock. Our subsidiary bank’s ability to pay dividends or make other payments to us, as well as our ability to pay dividends on our common stock, is limited by the bank’s obligation to maintain sufficient capital and by other general regulatory restrictions on its dividends, including restrictions imposed by state laws and regulations.

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

We have operations in the mid-south and certain great plains states, areas susceptible to tornados and severe weather events. In addition, our operations and a significant number of our branches are located in the New Madrid Seismic Zone. While we have in place a business continuity plan, such events could potentially disrupt our operations or result in physical damage to our branch office locations. Severe weather events or earthquakes could also impact the value of any collateral we hold, or significantly disrupt the local economies in the markets that we serve, manifesting in a decline in loan originations, as well as an increase in the risk of delinquencies, defaults, and foreclosures. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers and customers operate and impact their ability to repay loans or maintain deposits. In recent years, federal banking regulators have focused on the physical and financial risks to financial institutions associated with climate change; although, expectations with respect to these matters have been shifting, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs relating to such changes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain an information security program and governance structure for assessing, identifying, and managing material risks from cybersecurity threats.

Risk Management and Strategy

Our information security program is led by our chief information security officer (“CISO”), who has over 25 years of experience in technology management, has 10 years of banking experience, and is a certified information systems security professional. The CISO oversees our “information security team” within our information technology department, which includes our identity and access management group, our security operations center group, and our security engineering and security architecture groups. These groups develop, deploy, monitor, and manage multiple processes, systems, and controls, including embedded controls within the technology we use, designed to help identify, protect against, detect, respond to, and recover from cybersecurity threats and incidents.

In addition to our information security team, we also employ a senior vice president of IT governance and risk who has over 18 years of IT governance, risk, and compliance experience and is responsible for the development, monitoring, and reporting of IT-related key risk indicators (“KRIs”), including KRIs related to cyber risks. Both our CISO and our senior vice president of IT governance and risk report to our chief information officer (“CIO”), who has more than 25 years of technology leadership experience, including multiple years serving as chief information officer for regulated financial institutions and other industry verticals, and is responsible, among other things, for oversight of our information technology environment, strategy, and security risks.

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

With respect to internal management, the CISO and CIO meet regularly to discuss the activities and operations of the information security team, and the CIO holds periodic meetings with other members of our executive team to discuss cyber related matters, information technology issues, and cybersecurity threats. To enhance awareness, monitoring, and oversight of cybersecurity risks, management also uses the following internal committees (in addition to the enterprise risk management committee discussed above): (1) the IT strategy and investment committee, which is comprised of senior executives and helps provide oversight of the investment and strategic direction for the Company’s IT function, (2) the IT steering committee, which is comprised of leaders from various business units and helps provide oversight and direction for inter- and intra-departmental IT related initiatives, and (3) the vulnerability management working group, which is comprised of IT leaders and helps establish appropriate roles, responsibilities, and escalation paths to resolve department and enterprise vulnerabilities within service level agreements.

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

As of February 20, 2026, there were approximately 2,141 shareholders of record of our common stock. See the Cash Dividends discussion in the Capital section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding cash dividends.

Issuer Purchases of Equity Securities

On January 27, 2022, we announced a stock repurchase program (“2022 Program”) under which we could repurchase up to $175.0 million of our Class A Common Stock currently issued and outstanding.

Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program replaced the 2022 Program. The 2024 Program terminated in January 2026, and the Company’s Board of Directors authorized a new stock repurchase program in January 2026 (“2026 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2026 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and is set to terminate on January 31, 2028 (unless terminated sooner).

The timing, pricing, and amount of any repurchases under the 2026 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, the Company working capital and investment requirements, general market and economic conditions and legal requirements. Under the 2026 Program, we may repurchase shares of our Class A Common Stock through open market and privately negotiated transactions or otherwise. The 2026 Program does not obligate us to repurchase any of our Class A Common Stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for the 2026 Program to come from available sources of liquidity, including cash on hand and future cash flow.

Information concerning our repurchases of Class A Common Stock during the quarter ended December 31, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$175,000,000
November 1, 2025 - November 30, 2025	—	—	—	$175,000,000
December 1, 2025 - December 31, 2025	—	—	—	$175,000,000
Total	—	$—	—

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of the Russell 2000 Index and the KBW Nasdaq Regional Banking Index. The graph assumes an investment of $100 on December 31, 2020 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered as an indication of future performance.

Total Return Performance
Index Value
160
150
140
130
120
110
100
90
80
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Simmons First National Corporation
Russell 2000 Index
KBW Nasdaq Regional Banking Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Simmons First National Corporation	100.00	140.32	105.77	101.58	118.55	105.20
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
KBW Nasdaq Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2025 and 2024 and results of operations for each of the years then ended. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 (the “2024 Form 10-K”) for a discussion and analysis of the more significant factors that affected the 2023 period, which are incorporated herein by reference. Certain immaterial reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with our financial statements, notes thereto and other financial information appearing elsewhere in this report, as well as the cautionary note regarding forward-looking statements and the risks discussed in Item 1A of Part I of this Form 10-K.

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

The accounting policies that we view as critical to us are those relating to estimates and judgments regarding (a) the determination of the adequacy of the allowance for credit losses, (b) acquisition accounting and valuation of loans, (c) the valuation of goodwill and the useful lives applied to intangible assets and (d) income taxes.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgment. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of December 31, 2025. Judgment is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

2025 Overview

2025 was a transformative year for the Company. We successfully raised $326.9 million of equity capital to help reposition our balance sheet. We effectively addressed a negative arbitrage between long-term bond yields and shorter-term funding costs, which freed up capital for future growth. We reclassified approximately $3.59 billion in held-to-maturity (“HTM”) securities to available-for-sale (“AFS”) securities and sold approximately $3.16 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in a realized, after-tax loss of $625.6 million (based on actual tax rate of 21.946%). Proceeds from the sale of the investment securities were primarily used to help deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances.

We followed the balance sheet repositioning by issuing $325.0 million in aggregate principal amount of 6.25% Fixed-to-Floating Rate Subordinated Notes (“2025 Notes”), which qualify as Tier 2 regulatory capital of the Company. The proceeds of this issuance were used to redeem $330.0 million of our 5.00% Fixed-to-Floating Rate Subordinated Notes (“2018 Notes”), which qualified as Tier 2 regulatory capital but were subject to amortizing regulatory capital treatment as they approached maturity. This redemption was effective October 1, 2025.

Our net loss for the year ended December 31, 2025 was $397.6 million, or $(2.95) diluted earnings per share, compared to net income of $152.7 million, or $1.21 diluted earnings per share, for the same period in 2024. Included in 2025 results were $630.7 million of certain items, net of tax, that were primarily related to the loss on sale of securities, branch right sizing initiatives, loss on sale of an equipment finance business and early retirement program costs. Included in 2024 results were $25.2 million of certain items, net of tax, that were primarily related to the loss on sale of securities, a FDIC special assessment and branch right sizing initiatives. Adjusting for these certain items, adjusted earnings for the year ended December 31, 2025 were $233.1 million, or $1.73 adjusted diluted earnings per share, compared to $177.9 million, or $1.41 adjusted diluted earnings per share, in 2024. See GAAP Reconciliation of Non-GAAP Financial Measures for additional discussion and reconciliations of non-GAAP measures.

While completing steps related to the balance sheet restructure during the year, we continued to focus on organic growth and building momentum in our current footprint. We are encouraged by our positive momentum, while maintaining solid capital and liquidity positions:

•Total deposits as of December 31, 2025 were $20.18 billion, compared to $21.89 billion as of December 31, 2024. Uninsured deposits (excluding collateralized deposits and intercompany deposits) as of December 31, 2025 were approximately $4.55 billion, or 23% of total deposits.

•Capital levels remained strong over the period, with all regulatory capital ratios remaining significantly above “well-capitalized” guidelines as of December 31, 2025 (see Table 18 in the Risk-Based Capital section below). As of December 31, 2025, our ratio of common equity to total assets was 13.93%, the ratio of tangible common equity to tangible assets was 8.71% and our Tier 1 leverage ratio was 10.06%.

•Key credit quality metrics as of December 31, 2025 also remained solid, with our nonperforming loan coverage ratio at 199% and our allowance for credit losses as a percent of total loans ratio was 1.28%.

•The loan to deposit ratio was 87% as of December 31, 2025, compared to 78% as of December 31, 2024. Additional liquidity sources available to us as of December 31, 2025 totaled $9.32 billion, and our uninsured, non-collateralized deposit coverage ratio was 2.0x.

During the year, we increased the provision for credit losses on two specific credit relationships that we have been watching for some time due to unfavorable events that occurred for both credits. Subsequently, we charged off the uncollectible portion related to both credits during the year ended December 31, 2025. Other than with respect to these two specific credit relationships, we believe the asset quality in our portfolio remains sound and reflects our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of December 31, 2025 were $112.7 million, as compared to $110.8 million at December 31, 2024. Non-performing assets as a percent of total assets were 0.51% and 0.45% at December 31, 2025 and 2024, respectively.

Stockholders’ equity as of December 31, 2025 was $3.42 billion, book value per share was $23.62 and tangible book value per common share was $13.91.

Total loans were $17.49 billion at December 31, 2025, an increase of $486.2 million, or 2.9%, from the same time in 2024. Our unfunded commitments increased to $3.87 billion at December 31, 2025, as compared to $3.74 billion at December 31, 2024. Our commercial loan pipeline totaled $1.54 billion as of December 31, 2025, compared to $1.26 billion at December 31, 2024.

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

Simmons First National Corporation is an Arkansas-based financial holding company that, as of December 31, 2025, has approximately $24.54 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The FRB sets various benchmark interest rates which influence the general market rates of interest, including the deposit and loan rates offered by financial institutions. During March 2020, the Federal Open Market Committee (“FOMC”) of the FRB substantially reduced interest rates in response to the economic crisis brought on by the COVID-19 pandemic. The federal funds rate was cut to a range of 0% - 0.25%, where it remained throughout 2021 and into early 2022. During March 2022, the FOMC began a series of rate increases in an effort to curb rising inflation. From early 2022 through 2023, the federal funds rate range was increased on eleven occasions and ended 2023 with a range set at 5.25% - 5.50%. From 2024 through 2025, as inflation declined, the FOMC cut rates on six occasions to a period end range of 3.50% - 3.75%. To date in 2026, rates have held steady by the FOMC.

Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, also increased from 3.25% to 5.50% during the years 2015 through 2018. The prime interest rate remained flat until it began to decrease in July 2019 and was eventually reduced to 4.75% in October 2019. Similarly to the reduction in the federal funds rate, the prime rate was cut to 3.25% in mid-March of 2020 in response to the COVID-19 pandemic and remained unchanged throughout 2021 and into early 2022. Paralleling the federal funds rate, multiple increases by the Federal Reserve during 2022 and 2023 increased the prime rate to 8.50% as of the end of 2023 and a series of rate cuts during 2024 and 2025 decreased the prime rate to 6.75% at the end of 2025. To date in 2026, the prime interest rate has also held steady.

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 48% of our loan portfolio and approximately 94% of our time deposits have repriced in one year or less. As of December 31, 2025, our current interest rate sensitivity shows that approximately 60% of our loans and 96% of our time deposits will reprice in the next year.

For the year ended December 31, 2025, net interest income on a fully taxable equivalent basis was $738.7 million, an increase of $84.5 million, or 12.9%, over the same period in 2024. The increase in net interest income was primarily the result of a $74.5 million decrease in interest income, more than offset by a $159.0 million decrease in interest expense.

Several factors contributed to the increase in net interest income on a fully taxable equivalent basis over the comparative period. During the third quarter of 2025, we completed a balance sheet repositioning that included the transfer of approximately $3.59 billion of investment securities classified as HTM to the AFS investment securities portfolio, with a subsequent sale of approximately $3.16 billion in amortized cost basis of low-yielding AFS securities (including certain of those previously classified as HTM). Proceeds from the sale of the investment securities were primarily used to deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances. The pay-down of higher rate funding was completed throughout the third quarter of 2025.

The decrease in interest income primarily resulted from a $61.2 million decrease in our investment portfolio average balances which decreased by $1.67 billion, or 25.6%, related to the balance sheet repositioning previously discussed. The decrease was partially offset by an increase of $3.7 million in interest income on non-taxable investment securities due to a yield increase over the period of 14 basis points. Interest income on loans decreased by $19.9 million largely attributable to a 10 basis point decline in yield that resulted in a $17.0 million decrease in interest income, while the incremental decline in loan volume resulted in a decrease of $2.9 million in interest income. The loan yield for 2025 was 6.25%, compared to 6.35% in 2024.

Included in interest income is the additional yield accretion recognized as a result of updated estimates of the cash flows of our loans acquired. Each quarter, we estimate the cash flows expected to be collected from the loans acquired, and adjustments may or may not be required. The cash flows estimate may increase or decrease based on payment histories and loss expectations of the loans. The resulting adjustment to interest income is spread on a level-yield basis over the remaining expected lives of the loans. For the years ended December 31, 2025, 2024 and 2023, interest income included $3.8 million, $6.1 million and $8.8 million, respectively, for the yield accretion recognized on loans acquired.

The $159.0 million decrease in interest expense is mostly due to the decrease in our deposit account rates over the period. Interest expense decreased $85.8 million due to the decline in rates of 57 basis points on interest-bearing deposit accounts and decreased $42.1 million related to the decrease in time deposit volume over the period. Further, a decrease of $31.7 million in interest expense was related to reductions in the amounts outstanding under and rates on wholesale borrowings sources over the comparative period. The decline in wholesale borrowings volume, including brokered time deposits, is largely due to the balance sheet repositioning. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Our net interest margin on a fully tax equivalent basis was 3.32% for the year ended December 31, 2025, up 58 basis points from 2024. The increase in the net interest margin was primarily due to the balance sheet repositioning during the period.

Over the course of 2026, we anticipate continued expansion on our margin primarily related to the full period benefit of the balance sheet repositioning previously discussed. We are cautiously optimistic regarding modest organic loan growth during 2026, subject to the underlying economy, with continued focus on soundness, profitability discipline and growth. We also expect noninterest income to be stable and incremental increases in noninterest expenses as we continue to focus on improvement initiatives and utilizing cost savings to partially fund targeted investments in technology and talent.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2025, 2024 and 2023, respectively, as well as changes in fully taxable equivalent net interest margin for the years 2025 versus 2024 and 2024 versus 2023.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
(In thousands)	2025	2024	2023
Interest income	$1,243,814	$1,312,065	$1,210,161
FTE adjustment	19,537	25,820	25,443
Interest income - FTE	1,263,351	1,337,885	1,235,604
Interest expense	524,611	683,600	560,035
Net interest income - FTE	$738,740	$654,285	$675,569

Yield on earning assets - FTE	5.68%	5.61%	5.09%
Cost of interest bearing liabilities	3.01%	3.63%	2.99%
Net interest spread - FTE	2.67%	1.98%	2.10%
Net interest margin - FTE	3.32%	2.74%	2.78%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

(In thousands)	2025 vs. 2024	2024 vs. 2023
Decrease due to change in earning assets	$(59,048)	$(2,912)
(Decrease) increase due to change in earning asset yields	(15,486)	105,193
Increase (decrease) due to change in interest bearing liabilities	62,198	(6,539)
Increase (decrease) due to change in interest rates paid on interest bearing liabilities	96,791	(117,026)
Increase (decrease) in net interest income	$84,455	$(21,284)

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for each of the years in the three-year period ended December 31, 2025. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Years Ended December 31,
	2025			2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$315,500	$14,140	4.48	$217,308	$11,808	5.43	$320,261	$13,490	4.21
Investment securities - taxable	3,062,838	120,235	3.93	3,913,498	153,413	3.92	4,698,742	143,178	3.05
Investment securities - non-taxable	1,799,941	61,215	3.40	2,620,787	85,308	3.26	2,605,868	85,861	3.29
Mortgage loans held for sale	12,704	799	6.29	10,634	731	6.87	8,064	557	6.91
Assets held in trading accounts	6,009	217	3.61	—	—	—	—	—	—
Loans - including fees	17,060,425	1,066,745	6.25	17,106,193	1,086,625	6.35	16,647,570	992,518	5.96
Total interest earning assets	22,257,417	1,263,351	5.68	23,868,420	1,337,885	5.61	24,280,505	1,235,604	5.09
Non-earning assets	3,357,283			3,346,227			3,274,354
Total assets	$25,614,700			$27,214,647			$27,554,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,102,447	$265,065	2.39	$10,974,529	$308,455	2.81	$11,033,263	$238,982	2.17
Time deposits	5,412,448	210,843	3.90	6,411,888	291,785	4.55	6,038,640	233,937	3.87
Total interest bearing deposits	16,514,895	475,908	2.88	17,386,417	600,240	3.45	17,071,903	472,919	2.77
Federal funds purchased and securities sold under agreements to repurchase	29,097	301	1.03	50,958	602	1.18	105,802	1,150	1.09
Other borrowings	536,296	23,422	4.37	1,042,726	55,127	5.29	1,169,374	60,517	5.18
Subordinated debt and debentures	364,925	24,980	6.85	366,218	27,631	7.54	366,066	25,449	6.95
Total interest bearing liabilities	17,445,213	524,611	3.01	18,846,319	683,600	3.63	18,713,145	560,035	2.99

Noninterest bearing liabilities:
Noninterest bearing deposits	4,379,001			4,576,022			5,201,384
Other liabilities	318,955			305,484			281,018
Total liabilities	22,143,169			23,727,825			24,195,547
Stockholders’ equity	3,471,531			3,486,822			3,359,312
Total liabilities and stockholders’ equity	$25,614,700			$27,214,647			$27,554,859
Net interest spread			2.67			1.98			2.10
Net interest margin		$738,740	3.32		$654,285	2.74		$675,569	2.78

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the years 2025 versus 2024 and 2024 versus 2023. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2025 vs. 2024			2024 vs. 2023
		Yield/			Yield/
(In thousands, on a fully taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$4,662	$(2,330)	$2,332	$(4,998)	$3,316	$(1,682)
Investment securities - taxable	(33,394)	216	(33,178)	(26,454)	36,689	10,235
Investment securities - non-taxable	(27,767)	3,674	(24,093)	490	(1,043)	(553)
Mortgage loans held for sale	134	(66)	68	177	(3)	174
Assets held in trading accounts	217	—	217	—	—	—
Loans - including fees	(2,900)	(16,980)	(19,880)	27,873	66,234	94,107
Total	(59,048)	(15,486)	(74,534)	(2,912)	105,193	102,281

Interest expense:
Interest bearing transaction and savings accounts	3,556	(46,946)	(43,390)	(1,279)	70,752	69,473
Time deposits	(42,077)	(38,865)	(80,942)	15,120	42,728	57,848
Federal funds purchased and securities sold under agreements to repurchase	(233)	(68)	(301)	(641)	93	(548)
Other borrowings	(23,346)	(8,359)	(31,705)	(6,672)	1,282	(5,390)
Subordinated notes and debentures	(98)	(2,553)	(2,651)	11	2,171	2,182
Total	(62,198)	(96,791)	(158,989)	6,539	117,026	123,565
Increase (decrease) in net interest income	$3,150	$81,305	$84,455	$(9,451)	$(11,833)	$(21,284)

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

During 2025, our provision for credit loss expense was $65.8 million, as compared to an expense of $46.8 million during 2024 and an expense of $42.0 million during 2023. The provision for credit loss expense during 2025 and 2024 reflected loan growth, as well as the impact of updated economic assumptions. Additionally, during 2025, a provision expense of $15.6 million was recorded related to two specific credit relationships which migrated to nonperforming during the year.

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

We incurred a noninterest loss of $616.0 million in 2025, compared to noninterest income of $147.2 million in 2024. Included in both 2025 and 2024 results were $801.5 million and $28.4 million, respectively, of certain items related to the loss on the sale of securities during the periods. Additionally during 2025, we recognized a $570,000 loss on early extinguishment of debt. Adjusting for these certain items, adjusted noninterest income for the year ended December 31, 2025 increased $10.5 million, or 6.0%, from the prior year. See the GAAP Reconciliation of Non-GAAP Financial Measures section for additional discussion and reconciliations of non-GAAP measures.

During 2025, we sold approximately $3.16 billion in amortized cost basis of low yielding investment securities as part of a balance sheet repositioning to deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances. During 2024, we sold approximately $251.5 million of investment securities related to a strategic decision to sell low yield securities and use the proceeds to pay off higher rate wholesale fundings.

The increase in adjusted noninterest income (loss) during 2025 as compared to 2024, was primarily driven by $3.3 million in bank owned life insurance death benefits recognized during the period, which are included in other income in the table below. Further contributing to the increase were several incremental fee-based business increases during 2025.

Table 5 shows noninterest income for the years ended December 31, 2025, 2024 and 2023, respectively, as well as changes in 2025 from 2024 and in 2024 from 2023.

Table 5: Noninterest Income (Loss)

	Years Ended December 31,			2025 Change from		2024 Change from
(Dollars in thousands)	2025	2024	2023	2024		2023
Service charges on deposit accounts	$50,937	$49,898	$50,530	$1,039	2.1%	$(632)	(1.3)%
Debit and credit card fees	34,151	32,875	31,472	1,276	3.9	1,403	4.5
Wealth management fees	39,395	36,341	32,730	3,054	8.4	3,611	11.0
Mortgage lending income	8,191	8,077	7,733	114	1.4	344	4.5
Bank owned life insurance income	15,867	15,227	11,717	640	4.2	3,510	30.0
Other service charges and fees	5,631	5,653	6,595	(22)	(0.4)	(942)	(14.3)
Loss on sale of securities, net	(801,492)	(28,393)	(20,609)	(773,099)	*	(7,784)	37.8
Other income	31,350	27,493	35,398	3,857	14.0	(7,905)	(22.3)
Total noninterest income	$(615,970)	$147,171	$155,566	$(763,141)	(518.5)%	$(8,395)	(5.4)%
_________________________
*Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) for 2025 was $130.1 million, an increase of $5.3 million, or 4.3%, when compared to the 2024 amounts and was primarily related to the incremental increases discussed above.

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

Noninterest expense for 2025 was $565.1 million, as compared to noninterest expense for 2024 of $557.5 million, an increase of $7.5 million, or 1.3%, compared to the prior period. Adjusted noninterest expense, which excludes branch right sizing, early retirement program costs, termination of vendor and software services, loss on sale of an equipment finance business (for 2025 only) and an FDIC special assessment (for 2024 only), for the year ended December 31, 2025 increased $7.0 million, or 1.3%, from the prior year. See the GAAP Reconciliation of Non-GAAP Financial Measures section for additional discussion and reconciliations of non-GAAP measures.

Salaries and employee benefits expense increased by $13.7 million as compared to 2024. The increase in salaries and employee benefits expense reflects annual merit increases, in addition to incentive compensation accrual adjustments given the Company’s financial performance during the period.

Deposit insurance expense decreased by $3.7 million as compared to 2024. Excluding the FDIC special assessment of $1.8 million recorded during the year ended December 31, 2024, which was levied to support the Deposit Insurance Fund following the failure of certain banks in 2023, deposit insurance expense decreased by $1.9 million due to favorable changes in the mix of deposits, primarily related to the reduction of brokered deposits from the balance sheet restructuring during 2025.

Amortization of intangibles recorded for the years ended December 31, 2025, and 2024 was $12.8 million and $15.4 million, respectively. See Note 7, Goodwill and Other Intangible Assets, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our intangibles.

Table 6 below shows noninterest expense for the years ended December 31, 2025, 2024 and 2023, respectively, as well as changes in 2025 from 2024 and in 2024 from 2023.

Table 6: Noninterest Expense

	Years Ended December 31,			2025 Change from		2024 Change from
(Dollars in thousands)	2025	2024	2023	2024		2023
Salaries and employee benefits	$297,859	$284,124	$286,117	$13,735	4.8%	$(1,993)	(0.7)%
Occupancy expense, net	48,237	48,214	46,741	23	—	1,473	3.2
Furniture and equipment expense	21,518	22,047	20,741	(529)	(2.4)	1,306	6.3
Other real estate and foreclosure expense	1,046	700	892	346	49.4	(192)	(21.5)
Deposit insurance	20,219	23,938	29,986	(3,719)	(15.5)	(6,048)	(20.2)
Merger related costs	—	—	1,420	—	—	(1,420)	(100.0)
Other operating expenses:
Professional services	21,803	22,179	19,612	(376)	(1.7)	2,567	13.1
Postage	9,255	8,735	9,458	520	6.0	(723)	(7.6)
Telephone	6,056	6,388	6,965	(332)	(5.2)	(577)	(8.3)
Credit card expenses	12,538	12,886	13,243	(348)	(2.7)	(357)	(2.7)
Marketing	28,049	27,369	24,008	680	2.5	3,361	14.0
Software and technology	41,743	42,939	42,530	(1,196)	(2.8)	409	1.0
Operating supplies	2,699	2,482	2,591	217	8.7	(109)	(4.2)
Amortization of intangibles	12,819	15,403	16,306	(2,584)	(16.8)	(903)	(5.5)
Branch right sizing expense	3,246	2,746	5,467	500	18.2	(2,721)	(49.8)
Other expense	37,976	37,393	36,984	583	1.6	409	1.1
Total noninterest expense	$565,063	$557,543	$563,061	$7,520	1.3%	$(5,518)	(1.0)%

Income Taxes

The provision for income taxes for 2025 was a benefit of $130.1 million, compared to an expense of $18.6 million in 2024 and $25.5 million in 2023. The effective income tax rates for the years ended 2025, 2024 and 2023 were 24.7%, 10.9% and 12.7%, respectively. The change in the provision for income taxes during 2025 as compared to the prior periods was primarily due to the $801.5 million gross realized loss from the sale of securities during the twelve months ended December 31, 2025 related to the balance sheet repositioning during the year.

Loan Portfolio

Our loan portfolio averaged $17.06 billion during 2025 and $17.11 billion during 2024. As of December 31, 2025, total loans were $17.49 billion, compared to $17.01 billion on December 31, 2024, an increase of $486.2 million, or 2.9%. The increase in the overall loan balance during 2025 was primarily due to widespread loan growth throughout our geographic markets during the year. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single family residential real estate loans).

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

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $291.2 million at December 31, 2025, or 1.7% of total loans, compared to $309.0 million, or 1.8% of total loans at December 31, 2024. The decrease in consumer loans was primarily due to loan payoffs and pay downs within both the credit card and other consumer portfolios during the year.

Real estate loans consist of construction and development (“C&D”) loans, single family residential loans and CRE loans. Real estate loans were $13.77 billion at December 31, 2025, or 78.7% of total loans, compared to $13.39 billion, or 78.7% of total loans at December 31, 2024, an increase of $379.7 million, or 2.8%. Our C&D loans increased by $84.6 million, or 3.0%, single family residential loans decreased by $82.5 million, or 3.1%, and CRE loans increased by $377.6 million, or 4.8%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the period. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.69 billion at December 31, 2025, or 15.4% of total loans, compared to $2.70 billion, or 15.8% of total loans at December 31, 2024, an incremental decrease of $6.7 million, or 0.2%. The decrease in non-real estate loans related to business of $51.8 million, or 2.1%, was partially offset by the increase in agricultural loans of $45.1 million, or 17.3%.

Other loans mainly consists of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during 2025 as compared to 2024, and was coupled with continued organic growth in our municipal loans during the period, leading to an increase of $131.0 million in other loans.

Our commercial loan pipeline consisting of all commercial loan opportunities was $1.54 billion at December 31, 2025, compared to $1.26 billion at December 31, 2024. The pipeline includes $773.4 million in loans approved and ready to close at the end of the year.

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	Years Ended December 31,
(In thousands)	2025	2024	2023	2022	2021
Consumer:
Credit cards	$175,760	$181,675	$191,204	$196,928	$187,052
Other consumer	115,472	127,319	127,462	152,882	168,318
Total consumer	291,232	308,994	318,666	349,810	355,370
Real Estate:
Construction and development	2,873,807	2,789,249	3,144,220	2,566,649	1,326,371
Single family residential	2,607,450	2,689,946	2,641,556	2,546,115	2,101,975
Other commercial	8,289,968	7,912,336	7,552,410	7,468,498	5,738,904
Total real estate	13,771,225	13,391,531	13,338,186	12,581,262	9,167,250
Commercial:
Commercial	2,382,339	2,434,175	2,490,176	2,632,290	1,992,043
Agricultural	306,300	261,154	232,710	205,623	168,717
Total commercial	2,688,639	2,695,329	2,722,886	2,837,913	2,160,760
Other	741,083	610,083	465,932	373,139	329,123
Total loans before allowance for credit losses	$17,492,179	$17,005,937	$16,845,670	$16,142,124	$12,012,503

Table 8 reflects the remaining loan maturities by interest rate type at December 31, 2025.

Table 8: Maturity Distribution of Loan Portfolio by Rate Type

	1 year	Over 1 year through	Over 5 years through	Over
(In thousands)	or less	5 years	15 years	15 years	Total
Consumer	$129,496	$158,174	$2,991	$571	$291,232
Real estate	4,375,712	7,258,689	1,558,468	578,356	13,771,225
Commercial	1,282,027	1,301,566	84,257	20,789	2,688,639
Other	396,994	114,744	175,321	54,024	741,083
Total	$6,184,229	$8,833,173	$1,821,037	$653,740	$17,492,179

Predetermined rate
Consumer	$125,311	$35,016	$2,953	$364	$163,644
Real estate	2,010,576	3,313,156	640,066	132,472	6,096,270
Commercial	378,207	508,838	34,976	18,370	940,391
Other	74,691	114,391	174,211	53,938	417,231
Total	$2,588,785	$3,971,401	$852,206	$205,144	$7,617,536

Variable rate
Consumer	$4,185	$123,158	$38	$207	$127,588
Real estate	2,365,136	3,945,533	918,402	445,884	7,674,955
Commercial	903,820	792,728	49,281	2,419	1,748,248
Other	322,303	353	1,110	86	323,852
Total	$3,595,444	$4,861,772	$968,831	$448,596	$9,874,643

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

Total non-performing assets increased $3.8 million from December 31, 2024 to December 31, 2025. Nonaccrual loans increased by $1.6 million during 2025, in addition to an increase in foreclosed assets held for sale of $2.7 million. While nonaccrual loans were relatively flat over the comparative period, two specific credit relationships were placed on nonaccrual status during 2025. One relationship placed on nonaccrual status during 2025 totaled $26.7 million and was related to a downtown St. Louis hotel that was originated pre-pandemic and had been on our classified list since April of 2021. The other relationship totaled $22.6 million and was related to a fast-food operator and had been on our classified list since June of 2024 due to sector-related headwinds and global cash flow concerns with the borrower. Subsequent to being placed on nonaccrual status, both relationships were charged off in December 2025.

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

The financial effects of the modified loans made to borrowers experiencing financial difficulty in the single family residential real estate portfolio were not significant during the year ended December 31, 2025 and did not significantly impact the Company’s determination of the allowance for credit losses on loans during the year.

We continue to maintain good asset quality compared to the industry, and strong asset quality remains a primary focus of our strategy. The allowance for credit losses as a percent of total loans was 1.28% as of December 31, 2025. Non-performing loans equaled 0.64% of total loans. Non-performing assets were 0.51% of total assets, a 6 basis point increase from December 31, 2024. The allowance for credit losses was 199% of non-performing loans. Our annualized net charge-offs to total loans for 2025 was 0.47%, a 25 basis point increase from December 31, 2024, primarily due to the charge-offs of two specific credit relationships previously discussed. Excluding credit cards, the annualized net charge-offs to total loans for the same period was 0.49%. Annualized net credit card charge-offs to average total credit card loans were 2.95%, compared to 2.93% during 2024, and 97 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

We do not own any securities backed by subprime mortgage assets, and offer no mortgage loan products that target subprime borrowers.

Table 9 presents information concerning non-performing assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 9: Non-performing Assets

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Nonaccrual loans (1)	$111,791	$110,154	$83,325	$58,434	$68,204
Loans past due 90 days or more (principal or interest payments)	948	603	1,147	507	349
Total non-performing loans	112,739	110,757	84,472	58,941	68,553
Other non-performing assets:
Foreclosed assets held for sale and other real estate owned	12,009	9,270	4,073	2,887	6,032
Other non-performing assets	323	1,202	1,726	644	1,667
Total other non-performing assets	12,332	10,472	5,799	3,531	7,699
Total non-performing assets	$125,071	$121,229	$90,271	$62,472	$76,252

Allowance for credit losses to non-performing loans	199%	212%	267%	334%	300%
Non-performing loans to total loans	0.64%	0.65%	0.50%	0.37%	0.57%
Non-performing assets to total assets	0.51%	0.45%	0.33%	0.23%	0.31%
_________________________
(1)    Includes nonaccrual financial difficulty modifications (formerly known as troubled debt restructurings) of approximately $853,000, $597,000, $282,000, $1.6 million and $2.7 million at December 31, 2025, 2024, 2023, 2022 and 2021, respectively.

The interest income on nonaccrual loans is not considered material for the years ended December 31, 2025, 2024 and 2023.

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

Additional information related to net charge-offs is shown in Table 10.

Table 10: Ratio of Net Charge-offs to Average Loans

(Dollars in thousands)	Net Charge-offs	Average Loans	Ratio of Net Charge-offs to Average Loans
2025
Credit cards	$(5,221)	$177,260	(2.95)%
Other consumer	(1,568)	115,231	(1.36)%
Real estate	(32,669)	13,357,960	(0.24)%
Commercial	(40,222)	2,709,055	(1.48)%
Other	—	700,919	—%
Total	$(79,680)	$17,060,425	(0.47)%

2024
Credit cards	$(5,346)	$182,334	(2.93)%
Other consumer	(915)	124,697	(0.73)%
Real estate	(5,464)	13,467,999	(0.04)%
Commercial	(25,272)	2,739,110	(0.92)%
Other	—	592,053	—%
Total	$(36,997)	$17,106,193	(0.22)%

Allowance for Credit Losses Allocation

As of December 31, 2025, the allowance for credit losses reflected a decrease of approximately $10.6 million from December 31, 2024, while loans increased $486.2 million over the same period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The decrease in the allowance for credit losses during 2025 was predominantly due to the utilization of specific reserves related to a deep dive analysis of our nonperforming loans and the sale of a run-off portfolio consisting of small ticket equipment finance loans during the year. Loan growth experienced during the year and refreshed economic forecasts partially offset these reductions. Our allowance for credit losses at December 31, 2025 was considered appropriate given the current economic environment and other related factors.

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

Table 11: Allocation of Allowance for Credit Losses on Loans

	December 31,
	2025		2024		2023
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,991	1.0%	$6,007	1.1%	$5,868	1.1%
Other consumer and Other	6,711	4.9%	5,463	4.3%	5,716	3.5%
Real estate	183,677	78.7%	181,962	78.8%	177,177	79.2%
Commercial	27,998	15.4%	41,587	15.8%	36,470	16.2%
Total	$224,377	100.0%	$235,019	100.0%	$225,231	100.0%

Allowance for credit losses to period-end loans	1.28%		1.38%		1.34%
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

AFS investment securities and assets held in trading accounts were $3.27 billion and $11.7 million at December 31, 2025, respectively, compared to the HTM amount of $3.64 billion and AFS amount of $2.53 billion at December 31, 2024. We will continue to look for opportunities to maximize the value of the investment portfolio.

As of December 31, 2025, $58.9 million, or 1.8%, of our total portfolio was invested in obligations of U.S. government agencies and U.S. Treasury securities. Our investment portfolio as of December 31, 2025 also included $812.3 million, or 24.8%, of tax-exempt obligations of state and political subdivisions. A portion of the state and political subdivision debt obligations are rated bonds, primarily issued in states in which we are located, and are evaluated on an ongoing basis. There are no securities of any one state or political subdivision issuer exceeding ten percent of our stockholders’ equity at December 31, 2025.

We had approximately $2.20 billion, or 67.2%, of our total portfolio invested in mortgaged-backed securities at December 31, 2025. These mortgage-backed securities were issued by agencies of the U.S. government.

During the third quarter of 2025, we initiated and completed steps taken to reposition our consolidated balance sheet and reclassified approximately $3.59 billion in HTM investment securities to AFS investment securities. Subsequently, we sold approximately $3.16 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in a realized, after-tax loss of $625.6 million (based on actual tax rate of 21.946%). As a result of the balance sheet repositioning, we did not hold any investment securities classified as HTM as of December 31, 2025.

During the quarters ended June 30, 2022 and September 30, 2021, we transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. No gains or losses on these securities were recognized at the time of transfer. During the balance sheet repositioning that occurred during 2025, these securities were transferred out of the HTM portfolio to the AFS portfolio at fair value. The previous related remaining combined net unrealized losses in accumulated other comprehensive income (loss), which losses were $99.4 million, were either recognized as part of the securities transfer and subsequent sale of certain securities or will be amortized into income over the remaining life of the security.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during the late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the year ended December 31, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $31.3 million.

The adoption of ASU 2016-13 at the beginning of 2020 required us to replace the existing impairment models for financial assets, which includes investment securities. Under this model, an estimate of expected credit losses that represents all contractual cash flows that is deemed uncollectible over the contractual life of the financial asset must be recorded. An allowance for credit losses related to mortgage-backed securities and U.S. government agencies was not recorded as of December 31, 2025 due to those securities being explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

We recaptured $3.2 million of the allowance for credit loss related to HTM securities during the year ended December 31, 2025 due to the balance sheet repositioning. There was no provision for credit losses related to the Company’s securities portfolios recorded for the year ended December 31, 2024. Based upon our analysis of the underlying risk characteristics of the AFS portfolio, including credit ratings and other qualitative factors, no allowance for credit losses related to AFS securities was deemed necessary at December 31, 2025 and 2024. See Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for additional information related to our allowance for credit losses on investment securities held.

We had no gross realized gains and $801.5 million of gross realized losses from the sale of securities related to the balance sheet repositioning discussed above during the year ended December 31, 2025, compared to no gross realized gains and $28.4 million of gross realized losses from the sale of securities during the year ended December 31, 2024. During 2024, we sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of FHLB advances.

As of December 31, 2025, we had the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost and we believed the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. As of December 31, 2025, the unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2025, we believed the declines in fair value are temporary and we did not believe any of the securities are impaired due to reasons of credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding.

Table 12 presents the amortized cost, fair value and allowance for credit losses on investment securities for each of the years indicated.

Table 12: Investment Securities

(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Held-to-maturity

December 31, 2024
U.S. Government agencies	$455,869	$—	$455,869	$—	$(95,961)	$359,908
Mortgage-backed securities	1,070,032	—	1,070,032	212	(133,746)	936,498
State and political subdivisions	1,857,373	(196)	1,857,177	20	(436,061)	1,421,136
Other securities	256,576	(3,018)	253,558	—	(21,149)	232,409
Total HTM	$3,639,850	$(3,214)	$3,636,636	$232	$(686,917)	$2,949,951

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2025
U.S. Government agencies	$47,786	$—	$6	$(620)	$47,172
Mortgage-backed securities	2,385,646	—	6,072	(189,760)	2,201,958
State and political subdivisions	1,046,121	—	42	(187,092)	859,071
Other securities	163,256	—	209	(5,445)	158,020
Total AFS	$3,642,809	$—	$6,329	$(382,917)	$3,266,221

December 31, 2024
U.S. Treasury	$999	$—	$—	$(3)	$996
U.S. Government agencies	55,589	—	5	(1,047)	54,547
Mortgage-backed securities	1,545,539	—	4	(152,784)	1,392,759
State and political subdivisions	1,015,619	—	132	(157,569)	858,182
Other securities	235,028	—	166	(12,252)	222,942
Total AFS	$2,852,774	$—	$307	$(323,655)	$2,529,426

Table 13 reflects the amortized cost and estimated fair value of securities at December 31, 2025, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis, assuming a 26.135% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 13: Maturity Distribution of Investment Securities

	December 31, 2025
		Over	Over
		1 year	5 years			Total
	1 year	through	through	Over	No fixed	Amortized	Par	Fair
(In thousands)	or less	5 years	10 years	10 years	maturity	Cost	Value	Value
Available-for-Sale
U.S. Government agencies	$50	$28,084	$2,799	$16,853	$—	$47,786	$47,128	$47,172
Mortgage-backed securities	—	—	—	—	2,385,646	2,385,646	2,361,405	2,201,958
State and political subdivisions	4,270	12,050	23,185	1,006,616	—	1,046,121	1,072,752	859,071
Other securities	6,002	74,417	82,634	—	203	163,256	163,245	158,020
Total	$10,322	$114,551	$108,618	$1,023,469	$2,385,849	$3,642,809	$3,644,530	$3,266,221

Percentage of total	0.3%	3.1%	3.0%	28.1%	65.5%	100.0%

Weighted average yield	4.2%	4.9%	3.5%	2.8%	3.0%	3.0%

Deposits

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 222 financial centers as of December 31, 2025. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of December 31, 2025, core deposits comprised 83.2% of our total deposits.

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

Our total deposits as of December 31, 2025, were $20.18 billion, a decrease of $1.70 billion from December 31, 2024. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.47 billion at December 31, 2025, compared to $15.44 billion at December 31, 2024, a modest increase of $28.8 million. Total time deposits decreased $1.73 billion to $4.71 billion at December 31, 2025 as compared to $6.44 billion at December 31, 2024. We had $1.89 billion and $3.30 billion of brokered deposits at December 31, 2025, and December 31, 2024, respectively. The decrease in time deposits and brokered deposits over the comparative period is largely due to the balance sheet repositioning during the third quarter of 2025, including the pay-down of higher rate, non-relationship wholesale and public fund deposits. Our uninsured deposits as of December 31, 2025 and 2024 were $4.55 billion and $4.63 billion, respectively.

We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current interest rate environment.

Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three years ended December 31, 2025.

Table 14: Average Deposit Balances and Rates

	December 31,
	2025		2024		2023
(In thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$4,379,001	—%	$4,576,022	—%	$5,201,384	—%
Interest bearing transaction and savings deposits	11,102,447	2.39%	10,974,529	2.81%	11,033,263	2.17%
Time deposits	5,412,448	3.90%	6,411,888	4.55%	6,038,640	3.87%
Total	$20,893,896	2.28%	$21,962,439	2.73%	$22,273,287	2.12%

Our maturities of time deposits not covered by deposit insurance at December 31, 2025 are presented in Table 15.

Table 15: Maturities of Time Deposits Not Covered by Deposit Insurance

	December 31, 2025
(In thousands)	Balance	Percent
Maturing
Three months or less	$726,733	72.8%
Over 3 months to 6 months	126,667	12.7%
Over 6 months to 12 months	114,475	11.5%
Over 12 months	30,579	3.1%
Total	$998,454	100.0%

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase were $21.4 million at December 31, 2025, as compared to $37.1 million at December 31, 2024.

We have historically funded our growth in earning assets through the use of core deposits, large certificates of deposits from local markets, brokered deposits, FHLB borrowings and Federal funds purchased. Management anticipates that these sources will provide necessary funding in the foreseeable future.

Other Borrowings and Subordinated Debentures

Our total debt was $620.0 million and $1.11 billion at December 31, 2025 and 2024, respectively. The outstanding balance for December 31, 2025 includes $286.6 million in FHLB advances; $317.7 million in subordinated notes and unamortized debt issuance costs; and $15.7 million of other long-term debt. The decrease in total debt during 2025 was due to the pay down of higher cost wholesale funding, primarily FHLB advances, as part of the balance sheet repositioning during the year.

A summary of information related to our FHLB short-term advances is presented in Table 16.

Table 16: Short-Term Borrowings

	December 31,
(Dollars in thousands)	2025	2024	2023
Amount outstanding at year-end	$285,000	$725,000	$950,000
Weighted-average interest rate at year-end	3.64%	4.42%	5.40%
Maximum amount outstanding at any month-end during the year	$1,120,000	$1,400,000	$1,350,000
Average amount outstanding during the year	$519,741	$1,024,426	$1,149,387
Weighted-average interest rate for the year	4.38%	5.31%	5.20%

In March 2018, we issued $330.0 million in aggregate principal amount of 2018 Notes at a public offering price equal to 100% of the aggregate principal amount of the 2018 Notes. We incurred $3.6 million in debt issuance costs related to the offering. The 2018 Notes were to mature on April 1, 2028; during the third quarter of 2025, we issued a notice of redemption to redeem the 2018 Notes, which were redeemed in full on October 1, 2025. The related remaining $565,000 of unamortized debt issuance costs were written off during the third quarter of 2025.

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

Aggregate annual maturities of long-term debt at December 31, 2025 are presented in Table 17.

Table 17: Maturities of Long-Term Debt

Annual Maturities
Year	(In thousands)
2026	$1,589
2027	1,649
2028	2,280
2029	9,689
2030	—
Thereafter	319,760
Total	$334,967

Capital

Overview

At December 31, 2025, total capital was $3.42 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At December 31, 2025, our common equity to asset ratio was 13.93% compared to 13.13% at year-end 2024.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

Stock Repurchase Program

In January 2022, the Company’s Board of Directors authorized a stock repurchase program (“2022 Program”) under which the Company could repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company could repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program was executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and was terminated in January 2026. The Company’s Board of Directors authorized a new stock repurchase program in January 2026 (“2026 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2026 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and is set to terminate on January 31, 2028 (unless terminated sooner).

Under the 2026 Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2026 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The 2026 Program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for the 2026 Program to come from available sources of liquidity, including cash on hand and future cash flow.

No shares were repurchased during 2025 or 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.85 per share for the twelve months ended December 31, 2025, compared to $0.84 per share for the twelve months ended December 31, 2024, an increase of $0.01, or 1%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2025, we met all capital adequacy requirements to which we are subject.

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

Our risk-based capital ratios at December 31, 2025 and 2024 are presented in Table 18 below:

Table 18: Risk-Based Capital

	December 31,
(Dollars in thousands)	2025	2024
Tier 1 capital:
Stockholders’ equity	$3,419,240	$3,528,872
CECL transition provision	—	30,873
Goodwill and other intangible assets	(1,374,839)	(1,385,128)
Unrealized loss on available-for-sale securities, net of income taxes	293,130	360,910
Total Tier 1 capital	2,337,531	2,535,527
Tier 2 capital:
Subordinated notes and debentures	317,714	366,293
Subordinated debt phase out	—	(132,000)
Qualifying allowance for credit losses and reserve for unfunded commitments	250,006	222,313
Total Tier 2 capital	567,720	456,606
Total risk-based capital	$2,905,251	$2,992,133

Risk weighted assets	$20,106,493	$20,473,960

Assets for leverage ratio	$23,224,638	$26,037,459

Ratios at end of year:
Common equity Tier 1 ratio (CET1)	11.63%	12.38%
Tier 1 leverage ratio	10.06%	9.74%
Tier 1 risk-based capital ratio	11.63%	12.38%
Total risk-based capital ratio	14.45%	14.61%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Qualifying subordinated debt of $317.7 million is included as Tier 2 and total capital of the Company as of December 31, 2025.

Liquidity

In the normal course of business we have entered into a number of contractual obligations and have made commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2025. Examples of these commitments include but are not limited to long-term debt financing (Note 11, Other Borrowings and Subordinated Debentures), operating lease obligations (Note, 5, Right-of-Use Lease Assets and Lease Liabilities), time deposits with stated maturity dates (Note 8, Time Deposits), and unfunded loan commitments and letters of credit (Note 18, Commitments and Credit Risk).

GAAP Reconciliation of Non-GAAP Financial Measures

The tables below present computations of adjusted earnings (net income excluding certain items {early retirement program costs, loss on early extinguishment of debt, loss on sale of equipment finance business, merger related costs, FDIC special assessment, loss on sale of securities, termination of vendor and software services, net branch right sizing costs and tax effect}) (non-GAAP) and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per common share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP), adjusted noninterest expense (non-GAAP), uninsured, non-collateralized deposits (non-GAAP) and the coverage ratio of uninsured, non-collateralized deposits (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP). The Company has updated its calculation of certain non-GAAP financial measures to exclude the impact of gains or losses on the sale of AFS investment securities in light of the impact of the Company’s strategic AFS investment securities transactions during the fourth quarter of 2023 and has presented past periods on a comparable basis.

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

We have $1.41 billion and $1.42 billion total goodwill and other intangible assets for the periods ended December 31, 2025 and 2024, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per common share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

During 2025, adjusted items primarily consisted of net branch right sizing costs of $3.2 million, mainly due to costs associated with branch closures across our footprint during the year and a $801.5 million loss on sale of securities due to the balance sheet repositioning during the year. We also recorded an additional $1.9 million in early retirement program costs and $1.1 million related the loss on sale of an equipment finance business during the year. The net after-tax impact of all adjusted items on net income was $630.7 million, or a $4.68 impact on diluted earnings per share.

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

See Table 19 below for the reconciliation of adjusted earnings, which exclude certain items for the periods presented.

Table 19: Reconciliation of Adjusted Earnings (non-GAAP)

(In thousands, except per share data)	2025	2024	2023
Net income (loss) available to common stockholders	$(397,553)	$152,693	$175,057
Certain items:
Termination of vendor and software services	12	602	—
Loss on early extinguishment of debt	570	—	—
Loss on sale of equipment finance business	1,118	—	—
FDIC special assessment	—	1,832	10,521
Merger related costs	—	—	1,420
Early retirement program	1,899	536	6,198
Loss on sale of securities	801,492	28,393	20,609
Branch right sizing, net	3,246	2,746	5,467
Tax effect (1)	(177,686)	(8,915)	(11,556)
Certain items, net of tax	630,651	25,194	32,659
Adjusted earnings (non-GAAP)	$233,098	$177,887	$207,716

Diluted earnings per share	$(2.95)	$1.21	$1.38
Certain items:
Termination of vendor and software services	—	—	—
Loss on early extinguishment of debt	0.01	—	—
Loss on sale of equipment finance business	0.01	—	—
FDIC special assessment	—	0.02	0.08
Merger related costs	—	—	0.01
Early retirement program	0.01	—	0.05
Loss on sale of securities	5.95	0.23	0.17
Branch right sizing, net	0.02	0.02	0.04
Tax effect (1)	(1.32)	(0.07)	(0.09)
Certain items, net of tax	4.68	0.20	0.26
Adjusted diluted earnings per share (non-GAAP)	$1.73	$1.41	$1.64
_________________________
(1)    Actual tax rate of 21.946% on 2025 loss on sale of securities. Effective tax rate of 26.135% on all other items.

See Table 20 below for the reconciliations of adjusted noninterest income and adjusted noninterest expense for the periods presented.

Table 20: Reconciliations of Adjusted Noninterest Income (non-GAAP) and Adjusted Noninterest Expense (non-GAAP)

(In thousands)	2025	2024	2023
Noninterest income (loss)	$(615,970)	$147,171	$155,566
Certain items:
Loss on early extinguishment of debt	570	—	—
Loss on sale of securities	801,492	28,393	20,609
Total certain items	802,062	28,393	20,609
Adjusted noninterest income (non-GAAP)	$186,092	$175,564	$176,175

Noninterest expense	$565,063	$557,543	$563,061
Certain items:
Termination of vendor and software services	(12)	(602)	—
Merger related costs	—	—	(1,420)
Loss on sale of equipment finance business	(1,118)	—	—
Early retirement program	(1,899)	(536)	(6,198)
FDIC special assessment	—	(1,832)	(10,521)
Branch right sizing	(3,246)	(2,746)	(5,467)
Total certain items	(6,275)	(5,716)	(23,606)
Adjusted noninterest expense (non-GAAP)	$558,788	$551,827	$539,455

See Table 21 below for the reconciliation of tangible book value per common share.

Table 21: Reconciliation of Tangible Book Value per Common Share (non-GAAP)

(In thousands, except per share data)	2025	2024	2023
Total common stockholders’ equity	$3,419,240	$3,528,872	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)	(1,320,799)
Other intangible assets	(84,423)	(97,242)	(112,645)
Total intangibles	(1,405,222)	(1,418,041)	(1,433,444)
Tangible common stockholders’ equity	$2,014,018	$2,110,831	$1,993,044
Shares of common stock outstanding	144,762,817	125,651,540	125,184,119

Book value per common share	$23.62	$28.08	$27.37

Tangible book value per common share (non-GAAP)	$13.91	$16.80	$15.92

See Table 22 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 22: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

(Dollars in thousands)	2025	2024	2023
Total common stockholders’ equity	$3,419,240	$3,528,872	$3,426,488
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)	(1,320,799)
Other intangible assets	(84,423)	(97,242)	(112,645)
Total intangibles	(1,405,222)	(1,418,041)	(1,433,444)
Tangible common stockholders’ equity	$2,014,018	$2,110,831	$1,993,044

Total assets	$24,540,877	$26,876,049	$27,345,674
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)	(1,320,799)
Other intangible assets	(84,423)	(97,242)	(112,645)
Total intangibles	(1,405,222)	(1,418,041)	(1,433,444)
Tangible assets	$23,135,655	$25,458,008	$25,912,230

Ratio of common equity to assets	13.93%	13.13%	12.53%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.71%	8.29%	7.69%

See Table 23 below for the reconciliation of uninsured, non-collateralized deposits and the calculation of uninsured, non-collateralized deposit coverage ratio.

Table 23: Reconciliation of Uninsured, Non-Collateralized Deposits and the Calculation of Uninsured, Non-Collateralized Deposit Coverage Ratio (non-GAAP)

(In thousands)	2025	2024	2023
Uninsured deposits at Simmons Bank	$9,640,677	$8,467,291	$8,328,444
Less: Collateralized deposits (excluding portion that is FDIC insured)	2,363,327	2,790,339	2,846,716
Less: Intercompany eliminations	2,729,191	1,045,734	728,480
Total uninsured, non-collateralized deposits	$4,548,159	$4,631,218	$4,753,248

FHLB borrowing availability	$5,999,000	$4,716,000	$5,401,000
Unpledged securities	1,480,000	4,103,000	3,817,000
Fed funds lines, Fed discount window and Bank Term Funding Program (1)	1,836,000	2,081,000	1,998,000
Additional liquidity sources	$9,315,000	$10,900,000	$11,216,000

Uninsured, non-collateralized deposit coverage ratio	2.0x	2.4x	2.4x
___________________________________
(1)The Bank Term Funding Program closed for new loans on March 11, 2024. At no time did the Company borrow funds under this program.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Parent Company

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At December 31, 2025, undivided profits of Simmons Bank were approximately $109.8 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of December 31, 2025, the Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the Federal Home Loan Bank. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $6.00 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. All of the investment portfolio is classified as available-for-sale or assets held for trading as of December 31, 2025, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

Sixth, we have a network of downstream correspondent banks from which we can access debt to meet liquidity needs.

Finally, we have the ability to access funds through the Federal Reserve Bank Discount Window.

We believe these various sources of available liquidity are sufficient for short-term, intermediate-term and long-term liquidity.

Market Risk Management

Market risk arises from changes in interest rates. We have risk management policies to monitor and limit exposure to market risk. In asset and liability management activities, policies designed to minimize structural interest rate risk are in place. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. See Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations - Investments and Securities”, for additional information regarding the market risk sensitive instruments entered into for trading and other purposes, which is incorporated herein by reference.

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

As of December 31, 2025, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.23% and 0.58%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in negative variances in net interest income of 1.10% and 1.70%, respectively, relative to the base case over the next 12 months.

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

The table below presents our sensitivity to net interest income at December 31, 2025.

Table 24: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	0.58%
Up 100 basis points	0.23%
Down 100 basis points	(1.10)%
Down 200 basis points	(1.70)%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective based on the specified criteria.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, immediately follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Internal Control over Financial Reporting

We have audited Simmons First National Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 25, 2026, expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Simmons First National Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $17.5 billion as of December 31, 2025 and the allowance for credit losses on loans was $224.4 million. As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, for loans receivable, the Allowance for Credit Loss (ACL) is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification Topic 326-20 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.

The amount of allowance represents management’s best estimate of current expected credit losses on those financial instruments considering all available information from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Loans with similar risk characteristics are aggregated into homogenous segments for assessment. Expected credit losses are estimated by either lifetime loss rates or expected cash flows based on three key parameters: probability of default (PD), exposure-at-default (EAD) or loss given default (LGD). The estimates include economic forecasts over the reasonable and supportable forecast period based on projected performance of economic variables that have a statistical relationship.

Management qualitatively adjusts its model results for risk factors that are not considered within the modeling processes but are still relevant in assessing the expected credit losses within the loan pools. In some cases, management determines that an individual loan exhibits unique characteristics which differentiate the loan from other loans with the identified loan pools. In such cases the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the high degree of judgment used in management’s identification and measurement of the qualitative factor adjustments.

The primary procedures we performed as of December 31, 2025 to address this critical audit matter included:

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

Goodwill

The Company reported goodwill of $1.32 billion in the consolidated financial statements as of December 31, 2025. As disclosed in Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.

Auditing management’s impairment tests of goodwill is complex and highly judgmental due to their use of several assumptions that have a high level of subjectivity and judgment. These assumptions are dependent on projected market and economic conditions. The significant assumption used to estimate the terminal value of the Company is projected forecasts.

The primary procedures we performed as of December 31, 2025, to address this critical audit matter included:

•We obtained an understanding of and evaluated the design and operating effectiveness of controls over the Company’s goodwill impairment assessment process.
•We tested the controls over the Company’s review of the significant assumptions utilized in estimating the fair value of the reporting unit.
•We tested the completeness and accuracy of the historical data used by the company in preparing the forecasts used in the estimate of the terminal value
•We tested the forecast assumptions used by the company to determine the terminal value.
•We compared forecast assumptions to current industry and economic trends.
•We compared the results of previous forecasts to actual results to back test management’s model.
•We utilized an internal valuation specialist to assist in evaluating the methodology and assumptions used by management.

Income Taxes

As reflected in the Company’s consolidated financial statements Note 1, 3 and Note 9 as of December 31, 2025, the Company sold approximately $3.2 billion in securities during the year at a loss totaling $625.6 million. The Company concluded that the losses should qualify for ordinary loss treatment under the Internal Revenue Code and therefore be able to offset ordinary income. Management had to make significant judgment regarding the application of the tax code to the structure of the transaction to determine whether it was more likely than not that the position would be upheld upon examination.

Auditing management’s treatment of the losses as ordinary losses required significant judgment in concluding that it was more likely than not that the position would be upheld upon examination.

In order to test management’s conclusion, we performed the following procedures:

•We obtained an understanding and evaluated the design and operating effectiveness of controls over the Company’s analysis of the tax treatment of the realized losses.
•We read management’s memo describing the transactions and relevant tax law and the tax opinion received from a reputable third party regarding the treatment of the losses.
•We involved an internal tax specialist to assist in evaluating management’s treatment of the losses.

We have served as the Company’s auditor since 1972.

Forvis Mazars, LLP
/s/ Forvis Mazars, LLP

Little Rock, Arkansas
February 25, 2026

Simmons First National Corporation
Consolidated Balance Sheets
December 31, 2025 and 2024

(In thousands, except share data)	2025	2024

ASSETS
Cash and noninterest bearing balances due from banks	$380,439	$429,705
Interest bearing balances due from banks and federal funds sold	331,474	257,672
Cash and cash equivalents	711,913	687,377
Interest bearing balances due from banks – time	100	100
Investment securities:
Held-to-maturity, net of allowance for credit losses of $3,214 at December 31, 2024	—	3,636,636
Available-for-sale, at estimated fair value (amortized cost of $3,642,809 and $2,852,774 at December 31, 2025 and 2024, respectively)	3,266,221	2,529,426
Total investments	3,266,221	6,166,062
Mortgage loans held for sale	17,438	11,417
Assets held in trading accounts	11,685	—
Loans	17,492,179	17,005,937
Allowance for credit losses on loans	(224,377)	(235,019)
Net loans	17,267,802	16,770,918
Premises and equipment	561,220	585,431
Foreclosed assets and other real estate owned	12,009	9,270
Interest receivable	104,062	123,243
Bank owned life insurance	540,001	531,805
Goodwill	1,320,799	1,320,799
Other intangible assets	84,423	97,242
Other assets	643,204	572,385
Total assets	$24,540,877	$26,876,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,330,211	$4,460,517
Interest bearing transaction accounts and savings deposits	11,141,169	10,982,022
Time deposits	4,712,658	6,443,211
Total deposits	20,184,038	21,885,750
Federal funds purchased and securities sold under agreements to repurchase	21,383	37,109
Other borrowings	302,253	745,372
Subordinated notes and debentures	317,714	366,293
Accrued interest and other liabilities	296,249	312,653
Total liabilities	21,121,637	23,347,177

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at December 31, 2025 and 2024; 144,762,817 and 125,651,540 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,448	1,257
Surplus	2,846,581	2,511,590
Undivided profits	864,341	1,376,935
Accumulated other comprehensive loss	(293,130)	(360,910)
Total stockholders’ equity	3,419,240	3,528,872
Total liabilities and stockholders’ equity	$24,540,877	$26,876,049
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income (Loss)
Years Ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)	2025	2024	2023

INTEREST INCOME
Loans, including fees	$1,063,206	$1,083,093	$989,196
Interest bearing balances due from banks and federal funds sold	14,140	11,808	13,490
Investment securities	165,452	216,433	206,918
Mortgage loans held for sale	799	731	557
Assets held in trading accounts	217	—	—
TOTAL INTEREST INCOME	1,243,814	1,312,065	1,210,161

INTEREST EXPENSE
Deposits	475,908	600,240	472,919
Federal funds purchased and securities sold under agreements to repurchase	301	602	1,150
Other borrowings	23,422	55,127	60,517
Subordinated notes and debentures	24,980	27,631	25,449
TOTAL INTEREST EXPENSE	524,611	683,600	560,035

NET INTEREST INCOME	719,203	628,465	650,126
Provision for credit losses	65,824	46,785	42,028

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	653,379	581,680	608,098

NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	50,937	49,898	50,530
Debit and credit card fees	34,151	32,875	31,472
Wealth management fees	39,395	36,341	32,730
Mortgage lending income	8,191	8,077	7,733
Bank owned life insurance income	15,867	15,227	11,717
Other service charges and fees	5,631	5,653	6,595
Loss on sale of securities, net	(801,492)	(28,393)	(20,609)
Other income	31,350	27,493	35,398
TOTAL NONINTEREST INCOME (LOSS)	(615,970)	147,171	155,566

NONINTEREST EXPENSE
Salaries and employee benefits	297,859	284,124	286,117
Occupancy expense, net	48,237	48,214	46,741
Furniture and equipment expense	21,518	22,047	20,741
Other real estate and foreclosure expense	1,046	700	892
Deposit insurance	20,219	23,938	29,986
Merger related costs	—	—	1,420
Other operating expenses	176,184	178,520	177,164
TOTAL NONINTEREST EXPENSE	565,063	557,543	563,061

INCOME (LOSS) BEFORE INCOME TAXES	(527,654)	171,308	200,603
Provision for (benefit from) income taxes	(130,101)	18,615	25,546

NET INCOME (LOSS)	$(397,553)	$152,693	$175,057
BASIC EARNINGS PER SHARE	$(2.96)	$1.22	$1.39
DILUTED EARNINGS PER SHARE	$(2.95)	$1.21	$1.38

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023

NET INCOME (LOSS)	$(397,553)	$152,693	$175,057

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(806,813)	7,475	108,612
Less: Reclassification adjustment for realized losses included in net income	(801,492)	(28,393)	(20,609)
Less: Realized gains on derivative instruments	44,184	834	1,960
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(141,267)	(23,810)	(25,971)
Other comprehensive income (loss), before tax effect	91,762	58,844	153,232

Less: Tax effect of other comprehensive income (loss)	23,982	15,379	40,047

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	67,780	43,465	113,185

COMPREHENSIVE INCOME (LOSS)	$(329,773)	$196,158	$288,242

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(397,553)	$152,693	$175,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,802	46,116	47,877
Provision for credit losses	65,824	46,785	42,028
Loss on sale of investments	801,492	28,393	20,609
Net amortization of investment securities and assets	11,886	16,605	14,982
Net amortization on borrowings	257	152	152
Stock-based compensation expense	10,763	11,290	12,189
Gain on sale of closed branches	(495)	—	—
Loss on sale of equipment finance business	1,118	—	—
Gain on sale of foreclosed assets and other real estate owned	(500)	(928)	(182)
Gain on sale of mortgage loans held for sale	(8,229)	(8,302)	(7,981)
(Gain) loss on sale of loans	(109)	234	—
Loss on early extinguishment of debt	565	—	—
Deferred income taxes	(153,519)	(3,233)	(2,460)
Income from bank owned life insurance	(19,192)	(15,578)	(12,905)
Originations of mortgage loans held for sale	(280,597)	(277,450)	(262,901)
Proceeds from sale of mortgage loans held for sale	282,805	283,708	264,995
Changes in assets and liabilities:
Interest receivable	19,181	(813)	(19,538)
Assets held in trading accounts	(11,685)	—	—
Other assets	90,537	101,288	263,969
Accrued interest and other liabilities	2,145	53,195	(3,908)
Income taxes payable	(5,993)	(8,231)	8,996
Net cash provided by operating activities	449,503	425,924	540,979
INVESTING ACTIVITIES
Net change in loans	(708,627)	(214,188)	(786,775)
Proceeds from sale of loans	121,788	13,044	69,760
Proceeds from sale of closed branches	18,843	—	—
Decrease in due from banks - time	—	—	695
Purchases of premises and equipment, net	(38,141)	(45,509)	(33,086)
Proceeds from sale of foreclosed assets and other real estate owned	11,497	5,428	2,071
Proceeds from sale of available-for-sale securities	2,363,220	251,517	247,948
Proceeds from maturities of available-for-sale securities	337,593	300,466	302,802
Purchases of available-for-sale securities	(597,219)	(7,071)	(7,518)
Proceeds from maturities of held-to-maturity securities	41,009	81,488	85,192
Purchases of held-to-maturity securities	—	—	(68,368)
Proceeds from bank owned life insurance death benefits	7,669	1,376	3,686
Purchases of bank owned life insurance	(15,697)	(24,528)	—
Surrender of bank owned life insurance	19,025	7,484	—
Sale of equipment finance business	11,198	—	—
Net cash provided by (used in) investing activities	1,572,158	369,507	(183,593)
FINANCING ACTIVITIES
Net change in deposits	(1,701,712)	(359,228)	(302,747)
Proceeds from issuance of other borrowed funds	1,765,000	3,375,000	3,725,000
Proceeds from issuance of subordinated notes	321,054	—	—
Repayments of other borrowed funds	(2,208,119)	(3,601,994)	(3,611,930)
Repayments of subordinated debentures	(367,000)	—	—
Dividends paid on common stock	(115,041)	(105,439)	(100,962)
Net change in federal funds purchased and securities sold under agreements to repurchase	(15,726)	(30,860)	(92,434)
Issuance of common stock	327,107	—	—
Net shares cancelled under stock compensation plans	(3,524)	(595)	(2,854)
Shares issued under employee stock purchase plan	836	970	833
Repurchase of common stock	—	—	(40,322)
Net cash used in financing activities	(1,997,125)	(722,146)	(425,416)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,536	73,285	(68,030)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	687,377	614,092	682,122
CASH AND CASH EQUIVALENTS, END OF YEAR	$711,913	$687,377	$614,092

See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Balance, December 31, 2022	$1,270	$2,530,066	$(517,560)	$1,255,586	$3,269,362

Comprehensive income	—	—	113,185	175,057	288,242
Stock issued for employee stock purchase plan – 42,510 shares	—	833	—	—	833
Stock-based compensation plans, net – 352,004 shares	5	9,330	—	—	9,335
Stock repurchases - 2,257,049 shares	(23)	(40,299)	—	—	(40,322)
Dividends on common stock – $0.80 per share	—	—	—	(100,962)	(100,962)

Balance, December 31, 2023	1,252	2,499,930	(404,375)	1,329,681	3,426,488

Comprehensive income	—	—	43,465	152,693	196,158
Stock issued for employee stock purchase plan - 53,161 shares	—	970	—	—	970
Stock-based compensation plans, net - 414,435 shares	5	10,690	—	—	10,695
Dividends on common stock - $0.84 per share	—	—	—	(105,439)	(105,439)

Balance, December 31, 2024	1,257	2,511,590	(360,910)	1,376,935	3,528,872

Comprehensive income	—	—	67,780	(397,553)	(329,773)
Stock issued for employee stock purchase plan - 46,857 shares	—	836	—	—	836
Stock-based compensation plans, net - 411,420 shares	4	7,235	—	—	7,239
Issuance of common stock - 18,653,000 shares	187	326,920	—	—	327,107
Dividends on common stock – $0.85 per share	—	—	—	(115,041)	(115,041)

Balance, December 31, 2025	$1,448	$2,846,581	$(293,130)	$864,341	$3,419,240
See Notes to Consolidated Financial Statements.

Simmons First National Corporation
Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 222 financial centers as of December 31, 2025, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

The following table provides a summary of the Company’s reportable operating segment results as of or for the years ended December 31, 2025, 2024 and 2023.

(In thousands)	Community and Commercial Banking	Other	Consolidated
December 31, 2025
Net interest income	$717,433	$1,770	$719,203
Noninterest income (loss)	(655,833)	39,863	(615,970)
Total net revenue	61,600	41,633	103,233
Noninterest expense:
Salaries and employee benefits	279,232	18,627	297,859
Occupancy expense, net	46,307	1,930	48,237
Furniture and equipment expense	21,518	—	21,518
Deposit insurance	20,219	—	20,219
Other operating expenses(1)	169,633	7,597	177,230
Total noninterest expense	536,909	28,154	565,063
Income (loss) before provision for credit losses and income taxes	(475,309)	13,479	(461,830)
Provision for credit losses	65,824	—	65,824
Income tax expense	(130,121)	20	(130,101)
Net income (loss)	$(411,012)	$13,459	$(397,553)

Assets as of December 31, 2025	$24,536,042	$4,835	$24,540,877

December 31, 2024
Net interest income	$627,698	$767	$628,465
Noninterest income	109,701	37,470	147,171
Total net revenue	737,399	38,237	775,636
Noninterest expense:
Salaries and employee benefits	265,610	18,514	284,124
Occupancy expense, net	46,373	1,841	48,214
Furniture and equipment expense	22,045	2	22,047
Deposit insurance	23,938	—	23,938
Other operating expenses(1)	173,295	5,925	179,220
Total noninterest expense	531,261	26,282	557,543
Income before provision for credit losses and income taxes	206,138	11,955	218,093
Provision for credit losses	46,785	—	46,785
Income tax expense	18,530	85	18,615
Net income	$140,823	$11,870	$152,693

Assets as of December 31, 2024	$26,870,061	$5,988	$26,876,049

(In thousands)	Community and Commercial Banking	Other	Consolidated
December 31, 2023
Net interest income	$650,928	$(802)	$650,126
Noninterest income	120,567	34,999	155,566
Total net revenue	771,495	34,197	805,692
Noninterest expense:
Salaries and employee benefits	268,300	17,817	286,117
Occupancy expense, net	46,712	29	46,741
Furniture and equipment expense	20,740	1	20,741
Deposit insurance	29,986	—	29,986
Other operating expenses(1)	173,480	5,996	179,476
Total noninterest expense	539,218	23,843	563,061
Income before provision for credit losses and income taxes	232,277	10,354	242,631
Provision for credit losses	42,028	—	42,028
Income tax expense	25,451	95	25,546
Net income	$164,798	$10,259	$175,057

Assets as of December 31, 2023	$27,338,690	$6,984	$27,345,674
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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and noninterest bearing balances due from banks, interest bearing balances due from banks and federal funds sold and securities purchased under agreements to resell. At December 31, 2025, nearly all of the interest-bearing and noninterest bearing deposits were uninsured with nearly all of these balances held at the Federal Reserve Bank.

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

The IRLCs are derivative instruments; their fair values at December 31, 2025 and 2024 were not material. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to correspondent lenders, investors or aggregators. Gains and losses are determined by the difference between the sale price and the carrying amount in the loans sold, net of discounts collected, or premiums paid. Hedge instruments are, likewise, carried at fair value and associated gains/losses are realized at time of settlement.

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

Derivative Financial Instruments

The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk for itself or to meet the financing needs of its customers. A derivative instrument is a financial tool which derives its value from the value of some other financial instrument, or variable index, including certain hedging instruments embedded in other contracts. These products are primarily designed to reduce interest rate risk for either the Company or its customers who proactively manage these risks.

The Company records all derivatives on the balance sheet at fair value. In an effort to meet the financing needs of its customers and mitigate the impact of changing interest rates on the fair value of AFS securities and the Company’s subordinated debt issuance, the Company has entered into various fair value hedges. Fair value hedges include interest rate swap agreements on fixed rate loans, fixed rate callable AFS securities and variable rate subordinated debt. The Company has also entered into cash flow hedges to manage variability in future cash flows related to interest rate exposure on certain variable rate loans within the CRE and commercial and industrial portfolios and certain securities within the variable rate commercial MBS portfolio. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the point of inception of the derivative contract.

For derivatives designated as hedging the exposure to changes in the fair value of the hedged item, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain of the hedging instrument. The fair value and cash flow hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are evaluated each period to ensure that estimated future taxable income will be sufficient in character (e.g. capital gain versus ordinary income treatment), amount and timing to result in their utilization. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

The computation of per share earnings is as follows:

(In thousands, except per share data)	2025	2024	2023
Net income (loss) available to common stockholders	$(397,553)	$152,693	$175,057

Average common shares outstanding	134,250	125,489	126,338
Average potential dilutive common shares	481	627	438
Average diluted common shares	134,731	126,116	126,776

Basic earnings per share	$(2.96)	$1.22	$1.39
Diluted earnings per share	$(2.95)	$1.21	$1.38

There were 62,300 and 322,750 stock options excluded from the years ended December 31, 2025 and 2024 earnings per share calculations, respectively, due to the related stock option exercise price exceeding the average market price of the Company’s stock. There were 410,490 stock options excluded from the earnings per share calculation for the year ended December 31, 2023 due to the related stock option exercise price exceeding the average market price of the Company’s stock.

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

There were no acquisition-related costs recorded during the years ended 2025 and 2024, while there was $1.4 million of total acquisition-related costs recorded during the year ended 2023.

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

NOTE 3: INVESTMENT SECURITIES

HTM securities, which include any security for which the Company has both the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant effective yield method over the security’s estimated life. Prepayments are anticipated for mortgage-backed and SBA securities. Premiums on callable securities are amortized to their earliest call date.
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

During the third quarter of 2025, the Company and its subsidiaries initiated and completed steps taken to reposition the Company’s consolidated balance sheet and reclassified approximately $3.59 billion in HTM investment securities to AFS investment securities. Subsequently, the Company sold approximately $3.16 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in a realized, after-tax ordinary loss of $625.6 million (based on actual tax rate of 21.946%).

During the quarters ended June 30, 2022 and September 30, 2021, the Company transferred, at fair value, $1.99 billion and $500.8 million, respectively, of securities from the AFS portfolio to the HTM portfolio. No gains or losses on these securities were recognized at the time of transfer. During the balance sheet repositioning that occurred during 2025, the remaining securities were transferred out of the HTM portfolio to the AFS portfolio at fair value and either subsequently sold or maintained within the AFS portfolio.

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of December 31, 2025. The amortized cost, fair value and allowance for credit losses of investment securities that were classified as HTM as of December 31, 2024 were as follows:

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

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS were as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

December 31, 2025
U.S. Government agencies	$47,786	$—	$6	$(620)	$47,172
Mortgage-backed securities	2,385,646	—	6,072	(189,760)	2,201,958
State and political subdivisions	1,046,121	—	42	(187,092)	859,071
Other securities	163,256	—	209	(5,445)	158,020
Total AFS	$3,642,809	$—	$6,329	$(382,917)	$3,266,221

December 31, 2024
U.S. Treasury	$999	$—	$—	$(3)	$996
U.S. Government agencies	55,589	—	5	(1,047)	54,547
Mortgage-backed securities	1,545,539	—	4	(152,784)	1,392,759
State and political subdivisions	1,015,619	—	132	(157,569)	858,182
Other securities	235,028	—	166	(12,252)	222,942
Total AFS	$2,852,774	$—	$307	$(323,655)	$2,529,426

All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations. As of December 31, 2025, AFS MBS consisted of $597.4 million and $1.60 billion of commercial MBS and residential MBS, respectively. As of December 31, 2024, AFS MBS consisted of $517.2 million and $875.5 million of commercial MBS and residential MBS, respectively.

Accrued interest receivable on AFS securities at December 31, 2025 was $23.8 million, and is included in interest receivable on the consolidated balance sheet. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following tables summarize the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of the years ended December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
December 31, 2025
U.S. Government agencies	$2,247	$(17)	$43,767	$(603)	$46,014	$(620)
Mortgage-backed securities	15,305	(74)	1,672,723	(189,686)	1,688,028	(189,760)
State and political subdivisions	5,757	(969)	824,265	(186,123)	830,022	(187,092)
Other securities	—	—	96,176	(5,445)	96,176	(5,445)
Total AFS	$23,309	$(1,060)	$2,636,931	$(381,857)	$2,660,240	$(382,917)

December 31, 2024
U.S. Treasury	$—	$—	$996	$(3)	$996	$(3)
U.S. Government agencies	717	(7)	51,186	(1,040)	51,903	(1,047)
Mortgage-backed securities	7,480	(189)	1,384,532	(152,595)	1,392,012	(152,784)
State and political subdivisions	16,843	(195)	829,754	(157,374)	846,597	(157,569)
Other securities	12,912	(20)	162,803	(12,232)	175,715	(12,252)
Total AFS	$37,952	$(411)	$2,429,271	$(323,244)	$2,467,223	$(323,655)

As of December 31, 2025, the Company’s investment portfolio included $3.27 billion of AFS securities, of which $2.66 billion, or 81.4%, were in an unrealized loss position that are not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

The following table details activity in the allowance for credit losses by investment security type for the years ended December 31, 2025 and 2024 on the Company’s HTM securities portfolio.

(In thousands)	State and Political Subdivisions	Other Securities	Total
December 31, 2025
Held-to-maturity
Beginning balance, January 1, 2025	$196	$3,018	$3,214
Provision for credit loss expense	(202)	(3,012)	(3,214)
Net (decrease) increase in allowance on previously impaired securities	6	(6)	—
Ending balance, December 31, 2025	$—	$—	$—

December 31, 2024
Held-to-maturity
Beginning balance, January 1, 2024	$2,006	$1,208	$3,214
Provision for credit loss expense	—	—	—
Net (decrease) increase in allowance on previously impaired securities	(1,810)	1,810	—
Ending balance, December 31, 2024	$196	$3,018	$3,214

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
Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s AFS portfolio recorded for the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company recaptured $3.2 million of the allowance for credit loss related to HTM securities due to the balance sheet repositioning.

Income earned on securities for the years ended December 31, 2025, 2024 and 2023, is as follows:

(In thousands)	2025	2024	2023
Taxable:
Held-to-maturity	$22,993	$42,848	$44,093
Available-for-sale	97,242	110,565	99,085

Non-taxable:
Held-to-maturity	22,048	40,371	40,612
Available-for-sale	23,169	22,649	23,128
Total	$165,452	$216,433	$206,918

The amortized cost and estimated fair value by maturity of AFS securities are shown in the following table as of December 31, 2025. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
One year or less	$10,322	$10,230
After one through five years	114,551	114,184
After five through ten years	108,618	102,835
After ten years	1,023,469	836,811
Securities not due on a single maturity date	2,385,646	2,201,958
Other securities (no maturity)	203	203
Total	$3,642,809	$3,266,221

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2.04 billion at December 31, 2025 and $2.36 billion at December 31, 2024.

There were no gross realized gains and $801.5 million gross realized losses from the sale of securities during the twelve months ended December 31, 2025 related to the balance sheet repositioning during the year. There were no gross realized gains and $28.4 million gross realized losses from the sale of securities during the twelve months ended December 31, 2024, as the Company sold approximately $251.5 million of AFS investment securities as part of a strategic decision to sell low yielding securities to pay off higher rate wholesale fundings consisting of Federal Home Loan Bank (“FHLB”) advances during the year. There were no gross realized gains and approximately $20.6 million of gross realized losses from the sale of securities during the year ended December 31, 2023. The Company sold approximately $247.9 million of investment securities during 2023 related to a strategic decision to sell low yielding securities and use the proceeds to pay off higher rate wholesale fundings, including both brokered deposits and FHLB advances. The income tax expense/benefit related to security gains/losses was 21.946% of the gross amounts in 2025 and 26.135% of the gross amounts in 2024 and 2023.

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

NOTE 4: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At December 31, 2025, the Company’s loan portfolio was $17.49 billion, compared to $17.01 billion at December 31, 2024. The various categories of loans are summarized as follows:

(In thousands)	2025	2024
Consumer:
Credit cards	$175,760	$181,675
Other consumer	115,472	127,319
Total consumer	291,232	308,994
Real estate:
Construction and development	2,873,807	2,789,249
Single family residential	2,607,450	2,689,946
Other commercial	8,289,968	7,912,336
Total real estate	13,771,225	13,391,531
Commercial:
Commercial	2,382,339	2,434,175
Agricultural	306,300	261,154
Total commercial	2,688,639	2,695,329
Other	741,083	610,083
Total loans	$17,492,179	$17,005,937

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $3.3 million and $7.2 million at December 31, 2025 and 2024, respectively, and (ii) deferred origination costs and fees of $5.4 million and $9.6 million at December 31, 2025 and 2024, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $80.3 million and $78.8 million at December 31, 2025 and 2024, respectively, and is included in interest receivable on the consolidated balance sheets.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

(In thousands)	2025	2024
Consumer:
Credit cards	$568	$565
Other consumer	386	678
Total consumer	954	1,243
Real estate:
Construction and development	17,516	10,681
Single family residential	33,345	33,972
Other commercial	45,417	28,524
Total real estate	96,278	73,177
Commercial:
Commercial	13,458	35,161
Agricultural	1,098	570
Total commercial	14,556	35,731
Other	3	3
Total	$111,791	$110,154

As of December 31, 2025 and 2024, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $18.0 million and $1.7 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
December 31, 2025
Consumer:
Credit cards	$2,414	$751	$3,165	$172,595	$175,760	$697
Other consumer	1,073	166	1,239	114,233	115,472	—
Total consumer	3,487	917	4,404	286,828	291,232	697
Real estate:
Construction and development	13,344	17,418	30,762	2,843,045	2,873,807	—
Single family residential	34,731	15,690	50,421	2,557,029	2,607,450	—
Other commercial	10,879	38,047	48,926	8,241,042	8,289,968	148
Total real estate	58,954	71,155	130,109	13,641,116	13,771,225	148
Commercial:
Commercial	2,755	10,672	13,427	2,368,912	2,382,339	103
Agricultural	14	598	612	305,688	306,300	—
Total commercial	2,769	11,270	14,039	2,674,600	2,688,639	103
Other	—	3	3	741,080	741,083	—
Total	$65,210	$83,345	$148,555	$17,343,624	$17,492,179	$948

December 31, 2024
Consumer:
Credit cards	$1,824	$635	$2,459	$179,216	$181,675	$529
Other consumer	1,752	381	2,133	125,186	127,319	—
Total consumer	3,576	1,016	4,592	304,402	308,994	529
Real estate:
Construction and development	332	10,530	10,862	2,778,387	2,789,249	—
Single family residential	34,651	16,013	50,664	2,639,282	2,689,946	—
Other commercial	5,433	26,973	32,406	7,879,930	7,912,336	—
Total real estate	40,416	53,516	93,932	13,297,599	13,391,531	—
Commercial:
Commercial	3,535	27,059	30,594	2,403,581	2,434,175	74
Agricultural	393	104	497	260,657	261,154	—
Total commercial	3,928	27,163	31,091	2,664,238	2,695,329	74
Other	276	3	279	609,804	610,083	—
Total	$48,196	$81,698	$129,894	$16,876,043	$17,005,937	$603

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the year ended December 31, 2025.

		Percent of		Percent of
	Interest Rate	Total Class		Total Class
(Dollars in thousands)	Reduction	of Loans	Term Extension	of Loans
Consumer:
Other consumer	$—	—%	$20	0.02%
Total consumer	—		20
Real estate:
Single family residential	953	0.04%	—	—%
Total real estate	953		—
Total	$953		$20

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the year ended December 31, 2025. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses on loans during the year.

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

The financial effects of the loan modifications made to borrowers experiencing financial difficulty in the single family residential real estate portfolio were not significant during the year ended December 31, 2024 and did not significantly impact the Company’s determination of the allowance for credit losses on loans during the year.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. There was one CRE loan, related to a downtown St. Louis hotel that was originated pre-pandemic, to a borrower experiencing financial difficulty with an amortized cost basis of $26.7 million, that was modified during the previous twelve months, which subsequently defaulted during 2025. This CRE loan was placed on nonaccrual status during the year and was ultimately charged off during the last quarter of 2025. During the year ended December 31, 2024, there was one commercial loan to a borrower experiencing financial difficulty that was modified during the twelve months and which subsequently defaulted during the year. A charge-off of $18,800 was recorded in relation to this commercial loan during 2024. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At December 31, 2025 and 2024, the Company had $4.4 million and $4.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At December 31, 2025 and 2024, the Company had $3.6 million and $1.3 million, respectively, of OREO secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of December 31, 2025, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$172,595	$—	$172,595
30-89 days past due	—	—	—	—	—	—	2,414	—	2,414
90+ days past due	—	—	—	—	—	—	751	—	751
Total consumer - credit cards	—	—	—	—	—	—	175,760	—	175,760
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,370	—	6,370
Consumer - other
Delinquency:
Current	61,242	14,933	7,889	6,942	2,029	864	20,334	—	114,233
30-89 days past due	315	344	97	244	39	—	34	—	1,073
90+ days past due	31	55	34	39	3	—	4	—	166
Total consumer - other	61,588	15,332	8,020	7,225	2,071	864	20,372	—	115,472
Current-period consumer - other gross charge-offs	166	933	387	679	64	36	129	—	2,394
Real estate - C&D
Risk rating:
Pass	143,444	32,104	81,866	35,266	22,861	22,127	2,477,812	—	2,815,480
Special mention	—	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	46	3,578	12	39	51,371	—	55,046
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	143,444	32,104	81,912	38,844	22,873	22,166	2,532,464	—	2,873,807
Current-period real estate - C&D gross charge-offs	—	303	—	—	4	21	14	—	342
Real estate - SF residential
Delinquency:
Current	240,137	180,340	264,324	475,155	254,727	578,426	563,920	—	2,557,029
30-89 days past due	2,013	2,087	3,187	8,148	2,080	14,425	2,791	—	34,731
90+ days past due	54	445	2,804	4,983	180	5,024	2,200	—	15,690
Total real estate - SF residential	242,204	182,872	270,315	488,286	256,987	597,875	568,911	—	2,607,450
Current-period real estate - SF residential gross charge-offs	—	309	281	122	47	217	269	—	1,245
Real estate - other commercial
Risk rating:
Pass	1,417,580	514,130	400,008	1,129,929	864,043	797,780	2,730,301	—	7,853,771
Special mention	—	5,123	2,003	27,132	2,126	5,531	127,576	—	169,491
Substandard	4,601	3,600	16,313	20,158	21,763	33,061	167,210	—	266,706
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,422,181	522,853	418,324	1,177,219	887,932	836,372	3,025,087	—	8,289,968
Current-period real estate - other commercial gross charge-offs	192	5,940	26	293	102	1,215	23,720	—	31,488

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	348,879	164,847	142,008	155,170	69,768	37,007	1,390,040	—	2,307,719
Special mention	—	131	600	1,276	174	720	40,752	—	43,653
Substandard	3,380	6,054	2,771	1,696	1,598	4,524	10,941	—	30,964
Doubtful and loss	—	—	—	3	—	—	—	—	3
Total commercial	352,259	171,032	145,379	158,145	71,540	42,251	1,441,733	—	2,382,339
Current-period commercial - gross charge-offs	277	8,849	1,622	5,058	937	9,230	16,229		42,202
Commercial - agriculture
Risk rating:
Pass	47,211	16,056	14,185	10,101	3,519	1,793	211,605	—	304,470
Special mention	419	14	—	68	—	—	48	—	549
Substandard	—	20	99	24	8	120	1,010	—	1,281
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	47,630	16,090	14,284	10,193	3,527	1,913	212,663	—	306,300
Current-period commercial - agriculture gross charge-offs	—	6	11	—	—	13	351	—	381
Other
Delinquency:
Current	100,774	62,625	26,085	126,263	25,475	25,607	374,251	—	741,080
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	100,774	62,625	26,085	126,263	25,475	25,610	374,251	—	741,083
Current-period other - gross charge-offs	—	—	—	—	—	—	240	—	240
Total	$2,370,080	$1,002,908	$964,319	$2,006,175	$1,270,405	$1,527,051	$8,351,241	$—	$17,492,179

The following table presents a summary of loans by credit quality indicator, as of December 31, 2024 segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$179,216	$—	$179,216
30-89 days past due	—	—	—	—	—	—	1,824	—	1,824
90+ days past due	—	—	—	—	—	—	635	—	635
Total consumer - credit cards	—	—	—	—	—	—	181,675	—	181,675
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,437	—	6,437
Consumer - other
Delinquency:
Current	63,986	17,227	17,877	4,713	1,304	893	19,186	—	$125,186
30-89 days past due	515	176	701	59	14	2	285	—	1,752
90+ days past due	85	56	183	20	—	35	2	—	381
Total consumer - other	64,586	17,459	18,761	4,792	1,318	930	19,473	—	127,319
Current-period consumer - other gross charge-offs	192	680	553	98	13	10	292	—	1,838
Real estate - C&D
Risk rating:
Pass	50,288	113,056	71,908	28,921	18,187	20,653	2,468,334	—	$2,771,347
Special mention	—	—	50	—	—	376	2,862	—	3,288
Substandard	59	409	66	532	—	88	13,460	—	14,614
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	50,347	113,465	72,024	29,453	18,187	21,117	2,484,656	—	2,789,249
Current-period real estate - C&D gross charge-offs	162	—	—	—	—	—	521	—	683
Real estate - SF residential
Delinquency:
Current	225,040	324,605	559,278	314,700	187,752	543,590	484,317	—	$2,639,282
30-89 days past due	1,205	4,201	9,578	3,316	1,525	12,389	2,437	—	34,651
90+ days past due	1,016	606	4,578	630	1,299	3,951	3,933	—	16,013
Total real estate - SF residential	227,261	329,412	573,434	318,646	190,576	559,930	490,687	—	2,689,946
Current-period real estate - SF residential gross charge-offs	3	190	231	—	37	134	247	—	842
Real estate - other commercial
Risk rating:
Pass	603,206	490,128	1,519,950	1,021,169	419,769	646,399	2,800,863	—	7,501,484
Special mention	9,479	16,272	12,401	9,494	1,472	12,754	111,466	—	173,338
Substandard	12,093	17,099	11,399	3,063	12,073	31,126	150,661	—	237,514
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	624,778	523,499	1,543,750	1,033,726	433,314	690,279	3,062,990	—	7,912,336
Current-period real estate - other commercial gross charge-offs	—	5,202	38	15	—	1	168	—	5,424

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	$245,945	$253,518	$257,227	$118,910	$28,620	$44,606	$1,411,467	$200	$2,360,493
Special mention	112	583	523	313	6	1,025	7,498	—	10,060
Substandard	10,743	2,035	8,317	2,876	2,954	5,923	30,771	—	63,619
Doubtful and loss	—	—	3	—	—	—	—	—	3
Total commercial	256,800	256,136	266,070	122,099	31,580	51,554	1,449,736	200	2,434,175
Current-period commercial - gross charge-offs	536	1,087	5,311	3,500	913	1,994	13,289	—	26,630
Commercial - agriculture
Risk rating:
Pass	30,103	23,222	20,673	8,220	2,825	1,209	169,849	—	256,101
Special mention	—	—	111	—	—	—	2,299	—	2,410
Substandard	1,222	14	29	—	123	14	1,241	—	2,643
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	31,325	23,236	20,813	8,220	2,948	1,223	173,389	—	261,154
Current-period commercial - agriculture gross charge-offs	—	222	—	8	6	—	1	—	237
Other
Delinquency:
Current	71,671	35,574	136,416	26,930	1,287	30,085	307,841	—	609,804
30-89 days past due	—	276	—	—	—	—	—	—	276
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	71,671	35,850	136,416	26,930	1,287	30,088	307,841	—	610,083
Current-period other - gross charge-offs	—	—	—	—	—	—	473	—	473
Total	$1,326,768	$1,299,057	$2,631,268	$1,543,866	$679,210	$1,355,121	$8,170,447	$200	$17,005,937

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of December 31, 2025, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in December 2025 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $112.4 million and $102.6 million as of December 31, 2025 and 2024, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
December 31, 2025
Construction and development	$44,114	$—	$44,114
Single family residential	—	—	—
Other commercial real estate	66,266	—	66,266
Commercial	—	1,994	1,994
Total	$110,380	$1,994	$112,374

December 31, 2024
Construction and development	$1,251	$—	$1,251
Single family residential	—	—	—
Other commercial real estate	69,429	—	69,429
Commercial	—	31,900	31,900
Total	$70,680	$31,900	$102,580

The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2025
Beginning balance, January 1, 2025	$41,587	$181,962	$6,007	$5,463	$235,019
Provision for credit loss expense	26,633	34,384	5,205	2,816	69,038
Charge-offs	(42,583)	(33,075)	(6,370)	(2,634)	(84,662)
Recoveries	2,361	406	1,149	1,066	4,982
Net charge-offs	(40,222)	(32,669)	(5,221)	(1,568)	(79,680)
Ending balance, December 31, 2025	$27,998	$183,677	$5,991	$6,711	$224,377

December 31, 2024
Beginning balance, January 1, 2024	$36,470	$177,177	$5,868	$5,716	$225,231
Provision for credit loss expense	30,389	10,249	5,485	662	46,785
Charge-offs	(26,867)	(6,949)	(6,437)	(2,311)	(42,564)
Recoveries	1,595	1,485	1,091	1,396	5,567
Net charge-offs	(25,272)	(5,464)	(5,346)	(915)	(36,997)
Ending balance, December 31, 2024	$41,587	$181,962	$6,007	$5,463	$235,019

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
December 31, 2023
Beginning balance, January 1, 2023	$34,406	$150,795	$5,140	$6,614	$196,955
Provision for credit loss expense	5,934	36,381	5,023	86	47,424
Charge-offs	(5,962)	(12,385)	(5,303)	(2,522)	(26,172)
Recoveries	2,092	2,386	1,008	1,538	7,024
Net charge-offs	(3,870)	(9,999)	(4,295)	(984)	(19,148)
Ending balance, December 31, 2023	$36,470	$177,177	$5,868	$5,716	$225,231

As of December 31, 2025, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the periods ended December 31, 2025, 2024 and 2023 was primarily due to the loan growth experienced during the periods, as well as the impact of updated economic assumptions. Additionally, the year ended December 31, 2025 also included an incremental provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the year and were subsequently charged off during the period.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million as of both periods ended December 31, 2025 and 2024. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the years ended December 31, 2025 and 2024, as it was considered sufficient to cover any loss expectations. During 2023, $16.3 million was released from the reserve for unfunded commitments primarily due to a decline in unfunded commitments resulting from customers utilizing lines of credit during the year. This adjustment was included in the provision for credit losses in the statement of income.

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

The components of provision for credit losses for the years ended December 31 were as follows:

(In thousands)	2025	2024	2023
Provision for credit losses related to:
Loans	$69,038	$46,785	$47,424
Unfunded commitments	—	—	(16,300)
Securities - HTM	(3,214)	—	1,826
Securities - AFS	—	—	9,078
Total	$65,824	$46,785	$42,028

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of December 31, 2025 and 2024 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

(Dollars in thousands)	2025	2024
Right-of-use lease assets	$51,203	$67,224
Lease liabilities	53,212	69,319

Weighted average remaining lease term	8.04 years	8.33 years
Weighted average discount rate	4.18%	3.81%

Operating lease cost for the years ended December 31, 2025, 2024 and 2023 was $15.7 million, $16.1 million, and $15.7 million, respectively.

The Company’s remaining undiscounted minimum lease payments on operating leases as of December 31, 2025 are as follows:

Year	(In thousands)
2026	$11,629
2027	9,279
2028	7,775
2029	6,734
2030	5,723
Thereafter	22,548
Total undiscounted minimum lease payments	63,688
Less: Net present value adjustment	10,476
Lease liability included in other liabilities	$53,212

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at December 31, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Right-of-use lease assets	$51,203	$67,224
Premises and equipment:
Land	117,172	124,819
Buildings and improvements	417,866	404,223
Furniture, fixtures and equipment	129,891	123,741
Software	65,702	63,844
Construction in progress	25,966	24,262
Accumulated depreciation and amortization	(246,580)	(222,682)
Total premises and equipment, net	$561,220	$585,431

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at December 31, 2025 and 2024. Goodwill impairment was neither indicated nor recorded in 2025, 2024 or 2023.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at December 31, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Core deposit premiums:
Balance, beginning of year	$87,575	$101,344
Amortization	(11,185)	(13,769)
Balance, end of year	76,390	87,575
Books of business and other intangibles:
Balance, beginning of year	9,667	11,301
Amortization	(1,634)	(1,634)
Balance, end of year	8,033	9,667
Total other intangible assets, net	$84,423	$97,242

The carrying basis and accumulated amortization of the Company’s other intangible assets at December 31, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Core deposit premiums:
Gross carrying amount	$173,305	$177,624
Accumulated amortization	(96,915)	(90,049)
Core deposit premiums, net	76,390	87,575
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(14,035)	(12,401)
Books of business and other intangibles, net	8,033	9,667
Total other intangible assets, net	$84,423	$97,242

Core deposit premium amortization expense recorded for the years ended December 31, 2025, 2024 and 2023 was $11.2 million, $13.8 million and $14.7 million, respectively. Amortization expense recorded for books of business and other intangibles was $1.6 million for each year ended December 31, 2025, 2024 and 2023.

The Company’s estimated remaining amortization expense on other intangible assets as of December 31, 2025 is as follows:

Year	(In thousands)
2026	$12,346
2027	12,218
2028	11,312
2029	8,563
2030	8,160
Thereafter	31,824
Total	$84,423

NOTE 8: TIME DEPOSITS

Time deposits included approximately $1.50 billion and $1.55 billion of certificates of deposit over $250,000 at December 31, 2025 and 2024, respectively.

Brokered time deposits were $1.89 billion and $3.30 billion at December 31, 2025 and 2024, respectively. Maturities of all time deposits at December 31, 2025 are as follows:

Year	(In thousands)
2026	$4,537,031
2027	142,916
2028	28,346
2029	2,178
2030	1,910
Thereafter	277
Total	$4,712,658

Deposits are the Company’s primary funding source for loans and investment securities. The mix and repricing alternatives can significantly affect the cost of this source of funds and, therefore, impact the interest margin.

NOTE 9: INCOME TAXES

The provision for income taxes for the years ended December 31 is comprised of the following components:

(In thousands)	2025	2024	2023
Income taxes currently payable:
Federal	$9,701	$18,987	$27,129
State	13,717	2,410	877
Deferred income taxes:
Federal	(138,025)	(712)	(784)
State	(15,494)	(2,070)	(1,676)
Total income tax expense (benefit)	$(130,101)	$18,615	$25,546
_________________________
The Company does not have income from foreign sources and therefore does not have any foreign income tax.

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Deferred tax assets:
Loans acquired	$1,241	$2,141
Allowance for credit losses	52,923	55,196
Valuation of foreclosed assets	31	374
Tax NOLs from acquisition	6,507	9,945
Deferred compensation payable	3,960	3,989
Accrued equity and other compensation	11,626	9,323
Acquired securities	7,010	7,504
Capitalized intangibles(1)	145,126	—
Right-of-use lease liability	12,653	16,416
Unrealized loss on AFS securities	98,492	128,873
Allowance for unfunded commitments	6,094	6,069
Other	7,488	7,163
Gross deferred tax assets	353,151	246,993
Deferred tax liabilities:
Goodwill and other intangible amortization	(36,335)	(38,139)
Accumulated depreciation	(22,475)	(24,489)
Right-of-use lease asset	(12,175)	(15,920)
Unrealized gain on swaps	(14,437)	(25,174)
Deferred loan fees and costs	—	(2,075)
Other	(1,271)	(11,193)
Gross deferred tax liabilities	(86,693)	(116,990)
Net deferred tax asset	$266,458	$130,003
 _______________________
(1)    Capitalized intangibles primarily consist of deferred loan origination costs, net with deferred loan origination fees, capitalized under Treas. Reg. §1.263(a)-4 and amortized as ordinary deductions over the estimated life of the related loans.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense and effective tax rate percentage is shown below for the years ended December 31:

(Dollars in thousands)	2025		2024		2023
	$	%	$	%	$	%
Federal income tax expense computed at the US statutory rate	(110,807)	21.0%	35,974	21.0%	42,127	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit(1)	(4,748)	0.9	(165)	(0.1)	(983)	(0.5)
Income tax credits:
Tax credits(2)	(1,575)	0.3	(500)	(0.3)	(218)	(0.1)
Nontaxable or nondeductible items:
Tax exempt interest income	(11,596)	2.2	(15,330)	(9.0)	(15,357)	(7.7)
Tax exempt earnings on bank owned life insurance	(3,741)	0.7	(3,136)	(1.8)	(2,607)	(1.3)
Other	4,475	(0.9)	3,512	2.1	2,646	1.3
Other differences:
Discrete items related to share-based compensation	15	—	468	0.3	596	0.3
Other differences, net	(2,124)	0.4	(2,208)	(1.3)	(658)	(0.3)
Total income tax expense (benefit)	$(130,101)	24.7%	$18,615	10.9%	$25,546	12.7%
_________________________
(1)    In 2025, state taxes in Arkansas and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category. In 2024, state taxes in Arkansas, Illinois, Missouri, Tennessee and Texas made up the majority (greater than 50 percent) of the tax effect in this category. In 2023, state taxes in Arkansas, Tennessee and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

(2)    Tax credits consist of low income housing, new markets and historic tax credits along with investment amortization, partnership losses and basis adjustments.

Income taxes paid (net of refunds) for the years ended December 31:

(In thousands)	2025	2024	2023
Federal taxes paid	$3,500	$7,200	$17,702
State and city taxes paid:
Arkansas	2,868	*	*
Missouri	1,647	505	*
Tennessee	4,605	*	*
Texas	974	932	*
Other	5,708	1,322	3,216
Total state and city taxes paid	15,802	2,759	3,216
Total income taxes paid (net of refunds)	$19,302	$9,959	$20,918
_________________________
Jurisdiction below 5 percent of total income taxes paid (net of refunds) threshold for the period presented.

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $27.8 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s U.S. federal income tax returns are open and subject to examinations from the 2022 tax year and forward. The Company’s various state income tax returns are generally open from the 2022 and later tax return years based on individual state statute of limitations.

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

The gross amount of recognized liabilities for repurchase agreements was $21.0 million and $36.7 million at December 31, 2025 and 2024, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2025 and 2024 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2025
Repurchase agreements:
U.S. Government agencies	$20,983	$—	$—	$—	$20,983

December 31, 2024
Repurchase agreements:
U.S. Government agencies	$36,709	$—	$—	$—	$36,709

NOTE 11: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at December 31, 2025 and 2024 consisted of the following components:

(In thousands)	2025	2024
Other Borrowings
FHLB advances, net of discount, due 2026 to 2032, 3.62% to 5.53%, secured by real estate loans	$286,597	$727,945
Other long-term debt	15,656	17,427
Total other borrowings	302,253	745,372

Subordinated Notes and Debentures
Subordinated notes payable, due 4/1/2028, fixed-to-floating rate (fixed rate of 5.00% through 3/31/2023, floating rate of 2.15% above the three month LIBOR rate, reset quarterly)	—	330,000
Subordinated notes payable, due 10/1/2035, fixed-to-floating rate (fixed rate of 6.25% through 9/30/2030, floating rate of 3.02% above the three-month SOFR rate, reset quarterly)	325,000	—
Subordinated notes payable, net of premium adjustments, due 7/31/2030, fixed-to-floating rate (fixed rate of 6.00% through 7/30/2025, floating rate of 5.92% above the three month SOFR rate, reset quarterly)	—	37,057
Unamortized debt issuance costs	(3,831)	(764)
Valuation adjustments on hedged subordinated notes payable	(3,455)	—
Total subordinated notes and debentures	317,714	366,293
Total other borrowings and subordinated debt	$619,967	$1,111,665

In March 2018, the Company issued $330.0 million in aggregate principal amount, of 5.00% Fixed-to-Floating Rate Subordinated Notes (“2018 Notes”) at a public offering price equal to 100% of the aggregate principal amount of the Notes. The Company incurred $3.6 million in debt issuance costs related to the offering during March 2018. The 2018 Notes were to mature on April 1, 2028 and initially bore interest at a fixed rate of 5.00% per annum, payable semi-annually in arrears. From and including April 1, 2023 to, but excluding, the maturity date or the date of earlier redemption, the interest rate would reset quarterly to an annual interest rate equal to the “then-current three month London Interbank Offered Rate (“LIBOR”) rate” plus 215 basis points, payable quarterly in arrears. The Company transitioned from the “then-current three month LIBOR rate” to the “three month Secured Overnight Financing Rate (“SOFR”), plus a comparable spread adjustment of 26.161 basis points,” beginning with interest accrued on the 2018 Notes from and after October 1, 2023. The 2018 Notes qualified for Tier 2 capital treatment. During the third quarter of 2025, the Company issued a notice of redemption to redeem the 2018 Notes, which were redeemed in full on October 1, 2025. The related remaining $565,000 of unamortized debt issuance costs were written off during the third quarter of 2025.

The Company assumed subordinated debt in an aggregate principal amount, net of premium adjustments, of $37.4 million in connection with the Spirit acquisition in April 2022 (the “Spirit Notes”). The Spirit Notes were to mature on July 31, 2030, and initially bore interest at a fixed annual rate of 6.00%, payable quarterly, in arrears, to, but excluding, July 31, 2025. From and including July 31, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate would reset quarterly to an interest rate per annum equal to a benchmark rate, which was the then-current three-month SOFR rate, as published by the Federal Reserve Bank of New York, payable quarterly, in arrears. During 2025, the Company issued a notice of redemption to redeem the Spirit Notes, which were redeemed in full on July 31, 2025.

In September 2025, the Company issued $325.0 million in aggregate principal amount, of 6.25% Fixed-to-Floating Rate Subordinated Notes (“2025 Notes”) at a public offering price equal to 100% of the aggregate principal amount of the 2025 Notes. The Company incurred $3.9 million in debt issuance costs related to the offering during September 2025. The 2025 Notes will mature on October 1, 2035 and will bear interest at an initial fixed rate of 6.25% per annum, payable semi-annually, in arrears. From and including October 1, 2030 to, but excluding, the maturity date or the date of earlier redemption, the interest rate resets quarterly to an annual interest rate equal to the then-current three month SOFR rate plus 302 basis points, payable quarterly, in arrears. Additionally, during the third quarter of 2025, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the risk of changes in the fair value of the aggregate principal amount of the 2025 Notes due to changes in market interest rates. See Note 20, Derivative Instruments, for further discussion regarding fair value hedges. The 2025 Notes will be subordinated in right of payment to the payment of the Company’s other existing and future senior indebtedness, including all of its general creditors. The 2025 Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of its subsidiaries. The Company used the net proceeds from the sale of the 2025 Notes, together with cash on hand, to fully redeem the 2018 Notes on October 1, 2025, and for general corporate purposes. The 2025 Notes qualify for Tier 2 capital treatment.

The Company had total outstanding FHLB advances of $286.6 million and $727.9 million at December 31, 2025 and 2024, respectively, which were primarily overnight advances, which are due less than one year from origination and therefore were classified as short-term advances by the Company. The decrease in FHLB advances during 2025 was due to the pay down of higher cost wholesale funding, including the FHLB advances, using the proceeds from the sale of securities during the third quarter of 2025. At December 31, 2025, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $7.08 billion and the Company had approximately $6.00 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. Aggregate annual maturities of long-term debt at December 31, 2025, are as follows:

Year	(In thousands)
2026	$1,589
2027	1,649
2028	2,280
2029	9,689
2030	—
Thereafter	319,760
Total	$334,967

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. There were no shares of preferred stock issued or outstanding at December 31, 2025, 2024 or 2023.

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

In January 2022, the Company’s Board of Directors authorized a stock repurchase program (“2022 Program”) under which the Company could repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. Because the 2022 Program was set to terminate on January 31, 2024, the Company’s Board of Directors authorized a new stock repurchase program in January 2024 (“2024 Program”) under which the Company could repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program terminated in January 2026, and the Company’s Board of Directors authorized a new stock repurchase program in January 2026 (“2026 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2026 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and is set to terminate on January 31, 2028 (unless terminated sooner).

Under the 2026 Program, which replaced the 2024 Program, the Company may repurchase shares of its common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2026 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements. The 2026 Program does not obligate the Company to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. The Company anticipates funding for this 2026 Program to come from available sources of liquidity, including cash on hand and future cash flow.

No shares were repurchased during 2025 or 2024. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

NOTE 13: TRANSACTIONS WITH RELATED PARTIES

At December 31, 2025 and 2024, Simmons Bank had extensions of credit to executive officers and directors and to companies in which Simmons Bank’s executive officers or directors were principal owners in the amount of $4.5 million at December 31, 2025 and $5.9 million at December 31, 2024.

(In thousands)	2025	2024
Balance, beginning of year	$5,911	$3,207
New extensions of credit	50	4,341
Repayments	(1,485)	(1,637)
Balance, end of year	$4,476	$5,911

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

NOTE 14: EMPLOYEE BENEFIT PLANS

Retirement Plans

The Company offers a qualified 401(k) Plan in which the Company makes matching contributions to encourage employees to save money for their retirement. The 401(k) Plan covers substantially all employees. Under the terms of the 401(k) Plan, employees may defer a portion of their eligible pay, up to the maximum allowed by I.R.S. regulation, and the Company matches 100% of the first 3% of compensation and 50% of the next 2% of compensation for a total match of 4% of eligible pay for each participant who defers 5% or more of his or her eligible pay. Additionally, the Company may make profit-sharing contributions to the 401(k) Plan which are allocated among participants based upon 401(k) Plan compensation without regard to participant contributions. Contribution expense to the plan totaled $14.0 million, $14.3 million and $11.9 million in 2025, 2024 and 2023, respectively.

The Company also provides deferred compensation agreements with certain active and retired officers. The agreements provide monthly payments of retirement compensation for either stated periods or for the life of the participant. The charges to income for the plans was $1.3 million and $2.0 million for 2025 and 2024, respectively. There was a $316,000 benefit to income related to the plans for 2023. This benefit was primarily due to a reduction in the present value of the liability resulting from a significant increase in the discount factor used. The Company also reversed the accrued unvested liability during 2023 related to a former participant. Such charges reflect the straight-line accrual over the employment period of the present value of benefits due each participant, as of their full eligibility date, using an appropriate discount factor.

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

The table below summarizes the transactions under the Company’s active stock compensation plans at December 31, 2025, 2024 and 2023, and changes during the years then ended:

	Stock Options Outstanding		Non-vested Restricted Stock Units Outstanding		Non-vested Performance Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2022	470	$22.56	845	$26.60	352	$26.70
Granted	—	—	496	20.40	302	22.39
Stock options exercised	(1)	10.65	—	—	—	—
Stock awards/units vested (earned)	—	—	(418)	24.88	(72)	23.87
Forfeited/expired	(22)	22.87	(142)	25.05	(90)	24.43

Balance, December 31, 2023	447	22.56	781	23.82	492	24.88
Granted	—	—	707	19.08	188	19.07
Stock options exercised	(88)	21.29	—	—	—	—
Stock awards/units vested (earned)	—	—	(411)	24.19	(42)	26.93
Forfeited/expired	(36)	22.52	(79)	22.94	(115)	26.31

Balance, December 31, 2024	323	22.92	998	20.40	523	22.32
Granted	—	—	628	20.61	127	20.90
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	(575)	20.93	(20)	25.69
Forfeited/expired	(261)	22.77	(4)	19.60	(118)	26.62

Balance, December 31, 2025	62	$23.51	1,047	$20.24	512	$20.84

Exercisable, December 31, 2025	62	$23.51

The following table summarizes information about stock options under the plans outstanding at December 31, 2025:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Exercise Price
$23.51	—	$23.51	62	0.04	$23.51	62	$23.51

Stock-based compensation expense was $10.8 million in 2025, $11.3 million in 2024 and $12.2 million in 2023. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2025. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $18.6 million at December 31, 2025. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.6 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at December 31, 2025. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $18.85 at December 31, 2025, and the exercise price multiplied by the number of options outstanding. There were no stock options exercised in 2025. There were 87,740 stock options exercised in 2024 with an intrinsic value of $78,000. There were 900 stock options exercised in 2023 with an intrinsic value of $8,000.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the years ended December 31, 2025, 2024 and 2023.

NOTE 15: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information during the years ended December 31:

(In thousands)	2025	2024	2023
Interest paid	$557,039	$652,107	$540,816
Income taxes paid	19,318	9,979	20,948
Transfers of loans to foreclosed assets held for sale	13,736	9,697	3,075
Transfer of HTM securities to AFS securities	3,594,888	—	—

NOTE 16: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the years ended December 31, 2025, 2024 and 2023 was $31.4 million, $27.5 million and $35.4 million, respectively. Other income for the year ended December 31, 2023 included a $4.0 million legal reserve recapture associated with previously disclosed legal matters.

Other operating expenses consisted of the following during the years ended December 31:

(In thousands)	2025	2024	2023
Professional services	$21,803	$22,179	$19,612
Postage	9,255	8,735	9,458
Telephone	6,056	6,388	6,965
Credit card expense	12,538	12,886	13,243
Marketing	28,049	27,369	24,008
Software and technology	41,743	42,939	42,530
Operating supplies	2,699	2,482	2,591
Amortization of intangibles	12,819	15,403	16,306
Branch right sizing expense	3,246	2,746	5,467
Other expense	37,976	37,393	36,984
Total other operating expenses	$176,184	$178,520	$177,164

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At December 31, 2025 and 2024, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of December 31, 2025 and 2024.

		Fair Value Measurements
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Available-for-sale securities
U.S. Government agencies	$47,172	$—	$47,172	$—
Mortgage-backed securities	2,201,958	—	2,201,958	—
State and political subdivisions	859,071	—	859,071	—
Other securities	158,020	—	158,020	—
Mortgage loans held for sale	17,438	—	—	17,438
Assets held in trading accounts	11,685	11,685	—	—
Derivative asset	87,463	—	87,463	—
Derivative liability	(31,522)	—	(31,522)	—

December 31, 2024
Available-for-sale securities
U.S. Treasury	$996	$996	$—	$—
U.S. Government agencies	54,547	—	54,547	—
Mortgage-backed securities	1,392,759	—	1,392,759	—
State and political subdivisions	858,182	—	858,182	—
Other securities	222,942	—	222,942	—
Mortgage loans held for sale	11,417	—	—	11,417
Derivative asset	127,474	—	127,474	—
Derivative liability	(24,032)	—	(24,032)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Individually assessed loans (1) (2) (collateral-dependent)	$112,374	$—	$—	$112,374
Foreclosed assets and other real estate owned (1)	1,081	—	—	1,081

December 31, 2024
Individually assessed loans (1) (2) (collateral-dependent)	$102,580	$—	$—	$102,580
Foreclosed assets and other real estate owned (1)	881	—	—	881
______________________
(1)    These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)    Identified reserves of $9.1 million and $30.1 million were related to collateral-dependent loans for which fair value re-measurements took place during the years ended December 31, 2025 and 2024, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash and cash equivalents	$711,913	$711,913	$—	$—	$711,913
Interest bearing balances due from banks - time	100	—	100	—	100
Interest receivable	104,062	—	104,062	—	104,062
Loans, net	17,267,802	—	—	17,056,124	17,056,124

Financial liabilities:
Noninterest bearing transaction accounts	4,330,211	—	4,330,211	—	4,330,211
Interest bearing transaction accounts and savings deposits	11,141,169	—	11,141,169	—	11,141,169
Time deposits	4,712,658	—	—	4,704,667	4,704,667
Federal funds purchased and securities sold under agreements to repurchase	21,383	—	21,383	—	21,383
Other borrowings	302,253	—	301,500	—	301,500
Subordinated notes and debentures	317,714	—	333,472	—	333,472
Interest payable	34,683	—	34,683	—	34,683

December 31, 2024
Financial assets:
Cash and cash equivalents	$687,377	$687,377	$—	$—	$687,377
Interest bearing balances due from banks - time	100	—	100	—	100
Held-to-maturity securities, net	3,636,636	—	2,949,951	—	2,949,951
Interest receivable	123,243	—	123,243	—	123,243
Loans, net	16,770,918	—	—	16,153,128	16,153,128

Financial liabilities:
Noninterest bearing transaction accounts	4,460,517	—	4,460,517	—	4,460,517
Interest bearing transaction accounts and savings deposits	10,982,022	—	10,982,022	—	10,982,022
Time deposits	6,443,211	—	—	6,429,309	6,429,309
Federal funds purchased and securities sold under agreements to repurchase	37,109	—	37,109	—	37,109
Other borrowings	745,372	—	743,940	—	743,940
Subordinated notes and debentures	366,293	—	361,332	—	361,332
Interest payable	67,111	—	67,111	—	67,111

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

At December 31, 2025, the Company had outstanding commitments to extend credit aggregating approximately $799.4 million and $4.19 billion for credit card commitments and other loan commitments, respectively. At December 31, 2024, the Company had outstanding commitments to extend credit aggregating approximately $756.9 million and $4.03 billion for credit card commitments and other loan commitments, respectively.

As of December 31, 2025 and 2024, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $20.5 million and $17.8 million respectively. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $72.9 million and $41.6 million at December 31, 2025 and 2024, respectively, with terms ranging from 9 months to 15 years. At December 31, 2025 and 2024, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $785.4 million and $1.12 billion at December 31, 2025 and 2024, respectively, and they expire in less than one year from issuance.

At December 31, 2025, the Company did not have concentrations of 5% or more of the investment portfolio in bonds issued by a single municipality.

NOTE 19: NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Stock Compensation - In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), in response to feedback received by the FASB requesting guidance on how entities should determine the appropriate guidance to apply when accounting for the issuance of profits interest units and similar types of awards. ASU 2024-01 added an example with four fact patterns to ASC 718-10 to assist preparers of financial statements in determining whether profits interest and similar awards should be accounted for within the scope of the guidance. ASU 2024-01 only addresses the scope determination and does not amend the recognition, classification or measurement guidance. ASU 2024-01 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted for interim or annual financial statements that have not yet been issued or made available for issuance. Entities may choose to adopt 2024-01 on a prospective or retrospective basis. The adoption of ASU 2024-01 did not have a material impact on the Company’s operations, financial position or disclosures.

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), primarily focused on income tax disclosures regarding effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company elected to adopt ASU 2023-07 retrospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s operations, financial position or disclosures. See Note 9, Income Taxes, for additional information.

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

Credit Losses on Financial Instruments - In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminated the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amended the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updated the requirements related to accounting for credit losses under ASC 326 and added enhanced disclosures for creditors with respect to loan refinancings and restructurings made to borrowers experiencing financial difficulty. ASU 2022-02 was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. The adoption of ASU 2022-02 did not have a material impact on the Company’s results of operations or financial position. See Note 4, Loans and Allowance for Credit Losses, for additional information.

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

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided relief for companies preparing for discontinuation of interest rates such as the LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. On March 5, 2021, the U.K. Financial Conduct Authority announced that the majority of LIBOR rates will no longer be published after December 31, 2021. Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the LIBOR, ceased the publication of one-week and two-month USD LIBOR and as of June 30, 2023, ceased the publications of the remaining tenors of USD LIBOR (one, three, six and 12-month).

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

Recently Issued Accounting Standards

Interim Reporting - In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), that clarifies and enhances guidance on interim financial reporting by (i) clarifying the scope such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishes clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures and (iii) introduces a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 is effective for interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

Derivatives and Hedging - In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), that targets to align hedge accounting more closely with an entity’s economic risk management practices. ASU 2025-09 addresses improvements for five specific issues: (i) similar risk assessment for cash flow hedges, (ii) hedging interest payments on choose-your-rate debt, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments and (v) foreign currency-denominated debt designated as a hedging instrument and a hedged item. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years and is not expected to have a material impact on the Company’s operations, financial position or disclosures.

Purchased Loans - In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”), that expands the scope of the “gross-up” method, formerly applicable only to PCD assets, to include acquired non-PCD loans that meet certain criteria, now referred to as purchased seasoned loans (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for the Company, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. The adoption of ASU 2025-08 is not expected to have a material impact on the Company’s financial position or disclosures.

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the year ended December 31, 2025, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $31.3 million.

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets for the years ended December 31, 2025 and 2024.

				December 31, 2025		December 31, 2024
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$59,829	$1,001,715	$103,366
Derivative liabilities	Accrued interest and other liabilities	Daily WA SOFR	3.07% - 3.56%	325,000	(3,337)	—	—

The following amounts were recorded on the accompanying consolidated balance sheets related to carrying amounts and cumulative basis adjustments for fair value hedges for the years ended December 31, 2025 and 2024.

	Carrying Amount of Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/Liabilities
Line Item on the Balance Sheet (In thousands)	2025	2024	2025	2024
Investment securities - Available-for-sale	$970,976	$934,132	$60,013	$103,595
Subordinated debentures	317,714	—	(3,455)	—

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

The following table summarizes the cash flow hedges recorded in the accompanying consolidated balance sheets for the years ended December 31, 2025 and 2024.

				December 31, 2025		December 31, 2024
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Variable rate loans	Other assets	1M CME Term SOFR	3.18% - 4.05%	$1,000,000	$(919)	$—	$—
Variable rate commercial MBS	Other assets	SOFR 30A	3.07% - 3.82%	300,000	317	—	—

The following table summarizes the cash flow hedges relationships in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2025 and 2024.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
(In thousands)	2025	2024
Variable rate loans	$(919)	$—
Variable rate commercial MBS	317	—

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets for the years ended December 31, 2025 and 2024.

	2025		2024
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$1,190,958	$26,734	$748,752	$24,108
Derivative liabilities	1,191,858	26,682	749,683	24,032

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $12.8 million as of December 31, 2025.

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

During 2023, the Company’s remaining energy hedge swap contracts expired and there were no outstanding notional values related to these contracts as of December 31, 2025. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

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

NOTE 22: STOCKHOLDERS’ EQUITY

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Under the foregoing dividend restrictions, and while maintaining its “well capitalized” status, at December 31, 2025, Simmons Bank had paid to the Company all available dividends. Past dividends are not necessarily indicative of amounts that may be paid, or available to be paid, in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2025, the Company and its subsidiary bank met all capital adequacy requirements under the Basel III Capital Rules and exceeded the fully phased in capital conservation buffer.

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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(In thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
December 31, 2025
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,906,684	14.5	$1,603,688	8.0	N/A
Simmons Bank	2,367,449	11.8	1,605,050	8.0	2,006,313	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,338,965	11.6	1,209,809	6.0	N/A
Simmons Bank	2,117,443	10.6	1,198,553	6.0	1,598,070	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,338,965	11.6	907,357	4.5	N/A
Simmons Bank	2,117,443	10.6	898,914	4.5	1,298,432	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,338,965	10.1	926,323	4.0	N/A
Simmons Bank	2,117,443	9.1	930,744	4.0	1,163,430	5.0

December 31, 2024
Total Risk-Based Capital Ratio
Simmons First National Corporation	$2,992,132	14.6	$1,639,524	8.0	N/A
Simmons Bank	2,795,430	13.7	1,632,368	8.0	2,040,460	10.0
Tier 1 Risk-Based Capital Ratio
Simmons First National Corporation	2,535,527	12.4	1,226,868	6.0	N/A
Simmons Bank	2,573,121	12.6	1,225,296	6.0	1,633,728	8.0
Common Equity Tier 1 Capital Ratio
Simmons First National Corporation	2,535,527	12.4	920,151	4.5	N/A
Simmons Bank	2,573,121	12.6	918,972	4.5	1,327,404	6.5
Tier 1 Leverage Ratio
Simmons First National Corporation	2,535,527	9.7	1,045,578	4.0	N/A
Simmons Bank	2,573,121	9.9	1,039,645	4.0	1,299,556	5.0

NOTE 23: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2025 and 2024

(In thousands)	2025	2024
ASSETS
Cash and cash equivalents	$542,602	$287,066
Investments in wholly-owned subsidiaries	3,197,586	3,570,446
Intangible assets, net	133	133
Premises and equipment	17,835	18,929
Other assets	32,504	75,707
TOTAL ASSETS	$3,790,660	$3,952,281

LIABILITIES
Long-term debt	$333,370	$383,720
Other liabilities	38,050	39,689
Total liabilities	371,420	423,409

STOCKHOLDERS’ EQUITY
Common stock	1,448	1,257
Surplus	2,846,581	2,511,590
Undivided profits	864,341	1,376,935
Unrealized depreciation on available-for-sale securities, net of income taxes of $(103,716) and $(127,698) at December 31, 2025 and 2024, respectively	(293,130)	(360,910)
Total stockholders’ equity	3,419,240	3,528,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,790,660	$3,952,281

Condensed Statements of Income (Loss)
Years Ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023
INCOME
Dividends from subsidiaries	$79,546	$265,965	$166,874
Other income	987	570	303
Income	80,533	266,535	167,177
EXPENSE	47,111	50,075	44,685
Income before income taxes and equity in undistributed net income of subsidiaries	33,422	216,460	122,492
Provision for income taxes	(9,664)	(12,294)	(10,790)

Income before equity in undistributed net income of subsidiaries	43,086	228,754	133,282
Equity in undistributed net income (loss) of subsidiaries	(440,639)	(76,061)	41,775

NET INCOME (LOSS)	$(397,553)	$152,693	$175,057

Condensed Statements of Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023
NET INCOME (LOSS)	$(397,553)	$152,693	$175,057

OTHER COMPREHENSIVE INCOME
Equity in other comprehensive income of subsidiaries	67,780	43,465	113,185

COMPREHENSIVE INCOME (LOSS)	$(329,773)	$196,158	$288,242

Condensed Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023

(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(397,553)	$152,693	$175,057
Items not requiring (providing) cash
Stock-based compensation expense	10,763	11,290	12,189
Depreciation and amortization	1,607	1,614	1,637
Deferred income taxes	492	(1,628)	(1,742)
Equity in undistributed net income (loss) of bank subsidiaries	440,639	76,061	(41,775)

Changes in:
Other assets	42,713	(23,437)	37,720
Other liabilities	(4,273)	12,734	2,293
Net cash provided by operating activities	94,388	229,327	185,379

CASH FLOWS FROM INVESTING ACTIVITIES

Net collections of loans	—	102	1,310
Net purchases of premises and equipment	(513)	(45)	(52)
Other, net	—	24	5,856
Net cash (used in) provided by investing activities	(513)	81	7,114

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of subordinated notes	321,054	—	—
Repayment of long-term debt, net	(368,771)	(1,717)	(1,664)
Issuance (cancellation) of common stock, net	324,419	375	(2,021)
Stock repurchases	—	—	(40,322)
Dividends paid on common stock	(115,041)	(105,439)	(100,962)
Net cash provided by (used in) financing activities	161,661	(106,781)	(144,969)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255,536	122,627	47,524

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287,066	164,439	116,915

CASH AND CASH EQUIVALENTS, END OF YEAR	$542,602	$287,066	$164,439

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

(b) Changes in Internal Controls. Our management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2025 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Amended and Restated By-Laws

On February 25, 2026, the Company’s board of directors (“Board”) adopted amended and restated by-laws of the Company (“Amended and Restated By-Laws”), effective as of such date. In addition to certain technical and administrative revisions, the Amended and Restated By-Laws clarify the role and responsibilities of the Chairman and Vice Chairman of the Board in new Article III, Section 3 and remove the Chairman of the Board from the list of required officers of the Company in Article IV, Section 1.

The foregoing description of the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, a copy of which is attached as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 13, 2026, to be filed pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end (the “Proxy Statement”) under the captions “Proposal 2 - Election of Directors,” “Audit Committee,” “Delinquent Section 16(a) Reports,” as applicable, “Codes of Ethics,” “ Executive Officers,” “Insider Trading Policy” and the last two paragraphs under the caption “Transactions with Related Persons.”

Executive Officers

The table below also sets forth the names and principal occupations of the Company’s executive officers.

Name	Principal Occupation
James M. Brogdon	President and Chief Executive Officer*
C. Daniel Hobbs	Executive Vice President and Chief Financial Officer*
Christopher Van Steenberg	Executive Vice President and Chief Operating Officer*
George A. Makris III	Executive Vice President, General Counsel and Secretary*
Jennifer B. Compton	Executive Vice President and Chief People Officer*
David W. Garner	Executive Vice President and Chief Accounting Officer*
Tina Groves	Executive Vice President and Chief Risk Officer*
Brad Yaney	Executive Vice President of Credit Risk Management, Simmons Bank
Brian Jackson	Executive Vice President and President of Consumer and Wealth Management*
Jonathan Schneider	Executive Vice President and President of Commercial Banking*
_________________
* The officer holds the positions at both the Company and Simmons Bank.

Directors

The table below also sets forth the names, principal occupations, and employers of the Company’s directors.

Name	Principal Occupation and Employer
James M. Brogdon	President and Chief Executive Officer, the Company and Simmons Bank
Marty D. Casteel	Retired Senior Executive Vice President of the Company; Retired Chairman, President and Chief Executive Officer of Simmons Bank
William E. Clark, II	Chief Executive Officer, Clark Contractors, LLC
Steven A. Cossé	Retired President and Chief Executive Officer, Murphy Oil Corporation
Mark C. Doramus	Chief Financial Officer, Stephens Inc.
Edward Drilling	Retired Senior Vice President of External and Regulatory Affairs, AT&T Inc.
Eugene Hunt	Attorney, Hunt Law Firm
Jerry Hunter	Senior Counsel, Bryan Cave Leighton Paisner LLP
Susan Lanigan	Retired Executive Vice President and General Counsel, Chico’s FAS, Inc.
Tom Purvis	Partner, L2L Development Advisors, LLC
Robert L. Shoptaw	Retired Executive, Arkansas Blue Cross and Blue Shield
Julie Stackhouse	Retired Executive Vice President, Federal Reserve Bank of St. Louis
Russell W. Teubner	Distinguished Engineer, Broadcom, Inc.
Mindy West	President and Chief Executive Officer, Murphy USA Inc.

Code of Ethics

We have adopted a written Code of Ethics that applies to directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder. This code of ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K. We have also adopted a separate written Code of Ethics that applies to officers within the finance group of the Company. This code of ethics has been filed as Exhibit 14.2 to this Annual Report on Form 10-K.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any stock exchange listing standards applicable to the Company.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated herein by reference from the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Relationship of Compensation Policies and Practices to Risk Management,” “Summary of Compensation and Other Payments to the Named Executive Officers,” “2025 Pay Ratio Disclosure,” “Director Compensation,” and “2025 Director Compensation.”

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

(b) Listing of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 4, 2021, by and among Simmons First National Corporation, Simmons Bank and Landmark Community Bank (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.2	Agreement and Plan of Merger, dated as of June 4, 2021, by and between Simmons First National Corporation and Triumph Bancshares, Inc. (incorporated by reference to Annex B to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

2.3	Agreement and Plan of Merger, dated as of November 18, 2021, by and between Simmons First National Corporation and Spirit of Texas Bancshares, Inc. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on January 18, 2022 (File No. 333-261842)).

3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).

3.3	Amended and Restated By-Laws of Simmons First National Corporation.*

4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).

10.1	Second Amended and Restated Simmons First National Corporation 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 7, 2020 (File No. 000-06253)).^

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

10.29	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-06253)).^

10.30	Indemnification Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.31	Executive Change in Control Severance Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.32	Deferred Compensation Agreement for James M. Brogdon dated July 30, 2021 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on August 5, 2021 (File No. 000-06253)).^

10.33	Simmons First National Corporation Directors Deferred Compensation Plan (Amended and Restated Effective December 31, 2022) (incorporated by reference to Exhibit 10.36 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 000-06253)).^

10.34	Second Amendment to Deferred Compensation Agreement for George A. Makris, Jr. dated January 25, 2023 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed January 25, 2023 (File No. 000-06253)).^

10.35	Form of Associate Restricted Stock Unit Award Certificate and Terms of Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

Exhibit No.	Description

10.36	Form of Associate Performance Share Unit Award Certificate and Terms and Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.37	Form of Associate Cash Award Certificate and Terms and Conditions (2015 Plan - 2023) (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.38	Executive Change in Control Severance Agreement for Tina Groves dated May 7, 2021 (incorporated by reference to Exhibit 10.38 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).^

10.39	Indemnification Agreement for Tina Groves dated May 7, 2021 (incorporated by reference to Exhibit 10.39 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).^

10.40	Executive Change in Control Severance Agreement for Christopher Van Steenberg dated February 25, 2025 (incorporated by reference to Exhibit 10.40 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).^

10.41	Indemnification Agreement for Christopher Van Steenberg dated February 25, 2025 (incorporated by reference to Exhibit 10.41 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).^

10.42	Executive Change in Control Severance Agreement for Brad Yaney dated November 4, 2022 (incorporated by reference to Exhibit 10.9 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.43	Indemnification Agreement for Brad Yaney dated November 4, 2022 (incorporated by reference to Exhibit 10.10 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 000-06253)).^

10.44	Simmons First National Corporation 2023 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on April 19, 2023 (File No. 000-06253)).^

10.45	Form of Non-Employee Director Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after April 18, 2023) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-06253)).^

10.46	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan – for awards on or after May 23, 2023) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-06253)).^

10.47	Indemnification Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.48	Executive Change in Control Severance Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.49	Deferred Compensation Agreement for C. Daniel Hobbs dated January 25, 2024 (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Current Report on Form 8-K filed on January 26, 2024 (File No. 000-06253)).^

10.50	Aircraft Time Sharing Agreement between Simmons First National Corporation and Steve Cossé, dated July 1, 2024 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-06253)).

Exhibit No.	Description
10.51	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan – 2024 Form) (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 000-06253)).^

10.52	Form of Performance Cash Award Agreement (2023 Plan – 2024 Form) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 000-06253)).^

10.53	Form of Performance Share Unit Award Agreement (2023 Plan – 2024 Form) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 000-06253)).^

10.54	Form of Associate Restricted Stock Unit Award Agreement (2023 Plan - 2025 Form) (incorporated by reference to Exhibit 10.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 000-06253)).^

10.55	Form of Performance Cash Award Agreement (2023 Plan - 2025 Form) (incorporated by reference to Exhibit 10.3 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 000-06253)).^

10.56	Form of Performance Share Unit Award Agreement (2023 Plan - 2025 Form) (incorporated by reference to Exhibit 10.4 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 000-06253)).^

10.57	Form of Performance Cash Award Agreement - Chief Risk Officer (2023 Plan - 2025 Form) (incorporated by reference to Exhibit 10.7 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 000-06253)).^

10.58	Form of Performance Share Unit Award Agreement - Chief Executive Officer (2023 Plan - 2025 Form) (incorporated by reference to Exhibit 10.8 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 000-06253)).^

10.59	Aircraft Time Sharing Agreement between Simmons First National Corporation and George Makris, Jr, dated December 23, 2025 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 23, 2025 (File No. 000-06253)).

14.1	Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

14.2	Simmons First National Corporation Finance Group Code of Ethics, (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).

19	Simmons First National Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 000-06253)).

21	Subsidiaries of the Registrant.*

23	Consent of Forvis Mazars, LLP.*

31.1	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, President and Chief Executive Officer.*

31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*

31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*

32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, President and Chief Executive Officer.*

Exhibit No.	Description

32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*

32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.*

97	Simmons First National Corporation Compensation Clawback Policy.*^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. * / **

101.SCH	Inline XBRL Taxonomy Extension Schema.* / **

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.* / **

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.* / **

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. * / **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.* / **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). **
______________________________________________________________________________________________

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Management contract or a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ James M. Brogdon	February 25, 2026
James M. Brogdon, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or about February 25, 2026.

Signature	Title

/s/ Marty D. Casteel	Chairman and Director
Marty D. Casteel

/s/ James M. Brogdon	President, Chief Executive Officer and Director
James M. Brogdon	(Principal Executive Officer)

/s/ C. Daniel Hobbs	Executive Vice President and Chief Financial Officer
C. Daniel Hobbs	(Principal Financial Officer)

/s/ David W. Garner	Executive Vice President and Chief Accounting Officer
David W. Garner	(Principal Accounting Officer)

/s/ William E. Clark, II	Director
William E. Clark, II

/s/ Steven A. Cossé	Director
Steven A. Cossé

/s/ Mark C. Doramus	Director
Mark C. Doramus

/s/ Edward Drilling	Director
Edward Drilling

/s/ Eugene Hunt	Director
Eugene Hunt

/s/ Jerry M. Hunter	Director
Jerry M. Hunter

/s/ Susan Lanigan	Director
Susan Lanigan

/s/ Tom Purvis	Director
Tom Purvis

/s/ Robert L. Shoptaw	Director
Robert L. Shoptaw

/s/ Julie Stackhouse	Director
Julie Stackhouse

/s/ Russell W. Teubner	Director
Russell W. Teubner

/s/ Mindy West	Director
Mindy West