Form 10-Q
period 2026-03-31
SIMMONS FIRST NATIONAL CORP
filed 2026-05-06
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2026, was 145,064,209.

Simmons First National Corporation
Quarterly Report on Form 10-Q
March 31, 2026

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
March 31, 2026 and December 31, 2025

	March 31,	December 31,
(In thousands, except share data)	2026	2025
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$342,603	$380,439
Interest bearing balances due from banks and federal funds sold	205,880	331,474
Cash and cash equivalents	548,483	711,913
Interest bearing balances due from banks - time	100	100
Available-for-sale, (amortized cost of $3,547,987 and $3,642,809 at March 31, 2026 and December 31, 2025, respectively)	3,152,286	3,266,221
Mortgage loans held for sale	14,311	17,438
Assets held in trading accounts	14,543	11,685
Loans	17,932,883	17,492,179
Allowance for credit losses on loans	(229,908)	(224,377)
Net loans	17,702,975	17,267,802
Premises and equipment	557,873	561,220
Foreclosed assets and other real estate owned	12,475	12,009
Interest receivable	101,557	104,062
Bank owned life insurance	542,486	540,001
Goodwill	1,320,799	1,320,799
Other intangible assets	81,325	84,423
Other assets	643,570	643,204
Total assets	$24,692,783	$24,540,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,289,697	$4,330,211
Interest bearing transaction accounts and savings deposits	11,311,979	11,141,169
Time deposits	4,601,107	4,712,658
Total deposits	20,202,783	20,184,038
Federal funds purchased and securities sold under agreements to repurchase	8,708	21,383
Other borrowings	446,756	302,253
Subordinated notes and debentures	315,700	317,714
Accrued interest and other liabilities	281,102	296,249
Total liabilities	21,255,049	21,121,637

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at March 31, 2026 and December 31, 2025; 145,058,545 and 144,762,817 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,451	1,448
Surplus	2,848,952	2,846,581
Undivided profits	901,696	864,341
Accumulated other comprehensive loss	(314,365)	(293,130)
Total stockholders’ equity	3,437,734	3,419,240
Total liabilities and stockholders’ equity	$24,692,783	$24,540,877

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
	(Unaudited)
INTEREST INCOME
Loans, including fees	$267,287	$257,755
Interest bearing balances due from banks and federal funds sold	2,320	2,703
Investment securities	31,882	47,257
Mortgage loans held for sale	203	122
Assets held in trading accounts	122	—
TOTAL INTEREST INCOME	301,814	307,837

INTEREST EXPENSE
Deposits	97,602	130,454
Federal funds purchased and securities sold under agreements to repurchase	36	113
Other borrowings	1,746	7,714
Subordinated notes and debentures	5,262	6,134
TOTAL INTEREST EXPENSE	104,646	144,415

NET INTEREST INCOME	197,168	163,422
Provision for credit losses	14,622	26,797

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	182,546	136,625

NONINTEREST INCOME
Service charges on deposit accounts	12,656	12,635
Debit and credit card fees	8,503	8,446
Wealth management fees	10,533	9,629
Mortgage lending income	1,854	2,013
Bank owned life insurance income	4,218	4,092
Other service charges and fees	1,606	1,333
Other income	4,827	8,007
TOTAL NONINTEREST INCOME	44,197	46,155

NONINTEREST EXPENSE
Salaries and employee benefits	75,885	74,824
Occupancy expense, net	12,218	12,651
Furniture and equipment expense	5,423	5,465
Other real estate and foreclosure expense	315	198
Deposit insurance	2,295	5,391
Other operating expenses	44,537	46,051
TOTAL NONINTEREST EXPENSE	140,673	144,580

INCOME BEFORE INCOME TAXES	86,070	38,200
Provision for income taxes	17,526	5,812

NET INCOME	$68,544	$32,388
BASIC EARNINGS PER SHARE	$0.47	$0.26
DILUTED EARNINGS PER SHARE	$0.47	$0.26
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(In thousands)	2026	2025
	(Unaudited)
NET INCOME	$68,544	$32,388

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(21,781)	4,278
Less: Realized gains on derivative instruments	6,967	19,186
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(5,702)
Other comprehensive income (loss), before tax effect	(28,748)	(9,206)
Less: Tax effect of other comprehensive income (loss)	(7,513)	(2,406)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(21,235)	(6,800)

COMPREHENSIVE INCOME	$47,309	$25,588

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025

(In thousands)	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$68,544	$32,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,004	10,759
Provision for credit losses	14,622	26,797
Net amortization of investment securities and assets	1,328	4,214
Net amortization on borrowings	99	38
Stock-based compensation expense	3,572	5,290
Loss on sale of closed branches	—	17
Gain on sale of foreclosed assets and other real estate owned	(23)	(87)
Gain on sale of mortgage loans held for sale	(2,057)	(2,007)
Loss on sale of loans	—	22
Deferred income taxes	12,946	(1,087)
Income from bank owned life insurance	(4,750)	(4,099)
Originations of mortgage loans held for sale	(70,852)	(58,355)
Proceeds from sale of mortgage loans held for sale	76,036	63,428
Changes in assets and liabilities:
Interest receivable	2,505	5,845
Assets held in trading accounts	(2,858)	—
Other assets	(54,258)	(16,913)
Accrued interest and other liabilities	(9,535)	(27,856)
Income taxes payable	(5,015)	(5,598)
Net cash provided by operating activities	40,308	32,796

INVESTING ACTIVITIES
Net change in loans	(481,474)	(106,515)
Proceeds from sale of loans	31,498	8,578
Proceeds from sale of closed branches	—	11,077
Purchases of premises and equipment, net	(6,269)	(10,151)
Proceeds from sale of foreclosed assets and other real estate owned	640	1,591
Proceeds from maturities of available-for-sale securities	144,754	74,517
Purchases of available-for-sale securities	(13,338)	(7,796)
Proceeds from maturities of held-to-maturity securities	—	19,112
Purchases of bank owned life insurance	—	(27)
Proceeds from bank owned life insurance death benefits	2,265	607
Net cash used in investing activities	(321,924)	(9,007)

FINANCING ACTIVITIES
Net change in deposits	18,745	(201,130)
Proceeds from issuance of other borrowed funds	430,000	865,000
Repayments of other borrowed funds	(285,497)	(725,509)
Dividends paid on common stock	(31,189)	(26,759)
Net change in federal funds purchased and securities sold under agreements to repurchase	(12,675)	13,024
Net shares cancelled under stock compensation plans	(2,036)	(2,342)
Shares issued under employee stock purchase plan	838	836
Net cash provided by (used in) financing activities	118,186	(76,880)

DECREASE IN CASH AND CASH EQUIVALENTS	(163,430)	(53,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	711,913	687,377

CASH AND CASH EQUIVALENTS, END OF PERIOD	$548,483	$634,286
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2026 and 2025

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended March 31, 2026
Balance, December 31, 2025	$1,448	$2,846,581	$(293,130)	$864,341	$3,419,240

Comprehensive (loss) income	—	—	(21,235)	68,544	47,309
Stock issued for employee stock purchase plan – 49,279 shares	—	838	—	—	838
Stock-based compensation plans, net – 246,449 shares	3	1,533	—	—	1,536
Dividends on common stock – $0.2150 per share	—	—	—	(31,189)	(31,189)

Balance, March 31, 2026 (Unaudited)	$1,451	$2,848,952	$(314,365)	$901,696	$3,437,734

Three Months Ended March 31, 2025
Balance, December 31, 2024	$1,257	$2,511,590	$(360,910)	$1,376,935	$3,528,872

Comprehensive (loss) income	—	—	(6,800)	32,388	25,588
Stock issued for employee stock purchase plan – 46,857 shares	—	836	—	—	836
Stock-based compensation plans, net – 228,425 shares	2	2,946	—	—	2,948
Dividends on common stock – $0.2125 per share	—	—	—	(26,759)	(26,759)

Balance, March 31, 2025 (Unaudited)	$1,259	$2,515,372	$(367,710)	$1,382,564	$3,531,485

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 221 financial centers as of March 31, 2026, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosures for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2025, was derived from audited financial statements. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of interim results of operations, including normal recurring accruals. Significant intercompany accounts and transactions have been eliminated in consolidation. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 25, 2026.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of goodwill and subsequent impairment analysis and income taxes. Management obtains third party valuations to assist in valuing certain aspects of these material estimates, as appropriate, including independent appraisals for significant properties in connection with the determination of the allowance for credit losses. Assumptions used in the goodwill impairment analysis involve internally projected forecasts, coupled with market and third-party data. These material estimates could change as a result of the uncertainty in current macroeconomic conditions and other factors that are beyond the Company’s control and could cause actual results to differ materially from those projected.

Recently Issued Accounting Standards

Interim Reporting - In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), that clarifies and enhances guidance on interim financial reporting by (i) clarifying the scope such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishes clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures and (iii) introduces a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 is effective for interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

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

There have been no other significant changes to the Company’s accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Presently, the Company is not aware of any other changes to the Accounting Standards Codification that will have a material impact on its present or future financial position or results of operations.

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

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of March 31, 2026 or December 31, 2025.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

March 31, 2026
U.S. Government agencies	$46,897	$—	$5	$(573)	$46,329
Mortgage-backed securities	2,317,158	—	2,096	(190,522)	2,128,732
State and political subdivisions	1,040,398	—	29	(201,547)	838,880
Other securities	143,534	—	67	(5,256)	138,345
Total AFS	$3,547,987	$—	$2,197	$(397,898)	$3,152,286

December 31, 2025
U.S. Government agencies	$47,786	$—	$6	$(620)	$47,172
Mortgage-backed securities	2,385,646	—	6,072	(189,760)	2,201,958
State and political subdivisions	1,046,121	—	42	(187,092)	859,071
Other securities	163,256	—	209	(5,445)	158,020
Total AFS	$3,642,809	$—	$6,329	$(382,917)	$3,266,221

As of March 31, 2026, AFS MBS consisted of $575.7 million and $1.55 billion of commercial MBS and residential MBS, respectively. As of December 31, 2025, AFS MBS consisted of $597.4 million and $1.60 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on AFS securities at March 31, 2026 was $20.8 million, and is included in interest receivable on the consolidated balance sheet. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
March 31, 2026
U.S. Government agencies	$1,366	$(1)	$43,816	$(572)	$45,182	$(573)
Mortgage-backed securities	42,374	(441)	1,608,061	(190,081)	1,650,435	(190,522)
State and political subdivisions	15,025	(1,070)	802,113	(200,477)	817,138	(201,547)
Other securities	2,000	(1)	89,321	(5,255)	91,321	(5,256)
Total AFS	$60,765	$(1,513)	$2,543,311	$(396,385)	$2,604,076	$(397,898)

December 31, 2025
U.S. Government agencies	$2,247	$(17)	$43,767	$(603)	$46,014	$(620)
Mortgage-backed securities	15,305	(74)	1,672,723	(189,686)	1,688,028	(189,760)
State and political subdivisions	5,757	(969)	824,265	(186,123)	830,022	(187,092)
Other securities	—	—	96,176	(5,445)	96,176	(5,445)
Total AFS	$23,309	$(1,060)	$2,636,931	$(381,857)	$2,660,240	$(382,917)

As of March 31, 2026, the Company’s investment portfolio included $3.15 billion of AFS securities, of which $2.60 billion, or 82.6%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of March 31, 2026. Activity in the allowance for credit losses by investment security type for the three months ended March 31, 2025 on the Company’s HTM securities portfolio was as follows:

(In thousands)	State and Political Subdivisions	Other Securities	Total
Three Months Ended March 31, 2025
Held-to-maturity
Beginning balance, January 1, 2025	$196	$3,018	$3,214
Provision for credit loss expense	—	—	—
Net (decrease) increase in allowance on previously impaired securities	(25)	25	—
Ending balance, March 31, 2025	$171	$3,043	$3,214

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s AFS portfolio recorded for the three month periods ended March 31, 2026 or 2025.

Income earned on securities for the three months ended March 31, 2026 and 2025, is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Taxable:
Held-to-maturity	$—	$10,399
Available-for-sale	26,311	21,185

Non-taxable:
Held-to-maturity	—	10,051
Available-for-sale	5,571	5,622
Total	$31,882	$47,257

The amortized cost and estimated fair value by maturity of AFS securities as of March 31, 2026 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
One year or less	$9,044	$8,945
After one through five years	99,070	98,511
After five through ten years	105,605	99,700
After ten years	1,016,912	816,200
Securities not due on a single maturity date	2,317,158	2,128,732
Other securities (no maturity)	198	198
Total	$3,547,987	$3,152,286

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.85 billion at March 31, 2026 and $2.04 billion at December 31, 2025.

There were no gross realized gains and no gross realized losses from the call or sale of securities during the three months ended March 31, 2026 and 2025, as they were recognized at book value of the security.

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

NOTE 3: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2026, the Company’s loan portfolio was $17.93 billion, compared to $17.49 billion at December 31, 2025. The various categories of loans are summarized as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$172,610	$175,760
Other consumer	96,387	115,472
Total consumer	268,997	291,232
Real Estate:
Construction and development	2,621,859	2,873,807
Single family residential	2,566,162	2,607,450
Other commercial	8,764,648	8,289,968
Total real estate	13,952,669	13,771,225
Commercial:
Commercial	2,521,440	2,382,339
Agricultural	333,508	306,300
Total commercial	2,854,948	2,688,639
Other	856,269	741,083
Total loans	$17,932,883	$17,492,179

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $2.4 million and $3.3 million at March 31, 2026 and December 31, 2025, respectively, and (ii) deferred origination costs and fees of $6.5 million and $5.4 million at March 31, 2026 and December 31, 2025, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $80.7 million and $80.3 million at March 31, 2026 and December 31, 2025, respectively, and is included in interest receivable on the consolidated balance sheets.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$555	$568
Other consumer	331	386
Total consumer	886	954
Real estate:
Construction and development	39,354	17,516
Single family residential	37,279	33,345
Other commercial	46,065	45,417
Total real estate	122,698	96,278
Commercial:
Commercial	16,001	13,458
Agricultural	1,648	1,098
Total commercial	17,649	14,556
Other	—	3
Total	$141,233	$111,791

As of March 31, 2026 and December 31, 2025, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $38.6 million and $18.0 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
March 31, 2026
Consumer:
Credit cards	$2,448	$591	$3,039	$169,571	$172,610	$502
Other consumer	660	226	886	95,501	96,387	—
Total consumer	3,108	817	3,925	265,072	268,997	502
Real estate:
Construction and development	26,609	37,179	63,788	2,558,071	2,621,859	—
Single family residential	37,398	15,895	53,293	2,512,869	2,566,162	—
Other commercial	28,443	43,521	71,964	8,692,684	8,764,648	145
Total real estate	92,450	96,595	189,045	13,763,624	13,952,669	145
Commercial:
Commercial	6,500	13,572	20,072	2,501,368	2,521,440	—
Agricultural	1,095	491	1,586	331,922	333,508	—
Total commercial	7,595	14,063	21,658	2,833,290	2,854,948	—
Other	263	—	263	856,006	856,269	—
Total	$103,416	$111,475	$214,891	$17,717,992	$17,932,883	$647

December 31, 2025
Consumer:
Credit cards	$2,414	$751	$3,165	$172,595	$175,760	$697
Other consumer	1,073	166	1,239	114,233	115,472	—
Total consumer	3,487	917	4,404	286,828	291,232	697
Real estate:
Construction and development	13,344	17,418	30,762	2,843,045	2,873,807	—
Single family residential	34,731	15,690	50,421	2,557,029	2,607,450	—
Other commercial	10,879	38,047	48,926	8,241,042	8,289,968	148
Total real estate	58,954	71,155	130,109	13,641,116	13,771,225	148
Commercial:
Commercial	2,755	10,672	13,427	2,368,912	2,382,339	103
Agricultural	14	598	612	305,688	306,300	—
Total commercial	2,769	11,270	14,039	2,674,600	2,688,639	103
Other	—	3	3	741,080	741,083	—
Total	$65,210	$83,345	$148,555	$17,343,624	$17,492,179	$948

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the three month period ended March 31, 2026.

		Percent of		Percent of
	Interest Rate	Total Class		Total Class
(Dollars in thousands)	Reduction	of Loans	Term Extension	of Loans
Three Months Ended March 31, 2026
Consumer:
Other consumer	$4	—%	$7	0.01%
Total consumer	4		7
Real estate:
Single family residential	163	0.01%	—	—%
Other commercial	2,355	0.03%	—	—%
Total real estate	2,518		—
Total	$2,522		$7

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three month period ended March 31, 2026. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during the period.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. During the three months ended March 31, 2026, there were no loans to borrowers experiencing financial difficulty (modified in the previous twelve months) that had a payment default during the period. There was one CRE loan, related to a downtown St. Louis hotel that was originated pre-pandemic, to a borrower experiencing financial difficulty with a period-end amortized cost basis of $26.7 million that was modified during 2024 which subsequently defaulted during the three months ended March 31, 2025. This CRE loan was placed on nonaccrual status and ultimately charged off during 2025. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At March 31, 2026 and December 31, 2025, the Company had $4.1 million and $4.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At March 31, 2026 and December 31, 2025, the Company had $3.9 million and $3.6 million, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of March 31, 2026, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026 (YTD)	2025	2024	2023	2022	2021 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$169,571	$—	$169,571
30-89 days past due	—	—	—	—	—	—	2,448	—	2,448
90+ days past due	—	—	—	—	—	—	591	—	591
Total consumer - credit cards	—	—	—	—	—	—	172,610	—	172,610
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	1,677	—	1,677
Consumer - other
Delinquency:
Current	20,020	26,085	12,488	5,958	5,362	2,375	23,213	—	95,501
30-89 days past due	—	156	161	34	170	42	97	—	660
90+ days past due	—	70	29	16	98	13	—	—	226
Total consumer - other	20,020	26,311	12,678	6,008	5,630	2,430	23,310	—	96,387
Current-period consumer - other gross charge-offs	—	210	143	56	49	14	54	—	526
Real estate - C&D
Risk rating:
Pass	20,576	139,862	29,110	59,753	32,818	41,271	2,219,290	—	2,542,680
Special mention	—	—	—	—	—	—	10,162	—	10,162
Substandard	—	—	50	44	3,574	46	65,303	—	69,017
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	20,576	139,862	29,160	59,797	36,392	41,317	2,294,755	—	2,621,859
Current-period real estate - C&D gross charge-offs	—	—	—	525	—	308	—	—	833
Real estate - SF residential
Delinquency:
Current	54,605	224,651	174,685	250,267	458,676	786,582	563,403	—	2,512,869
30-89 days past due	214	2,803	2,949	2,806	6,258	18,781	3,587	—	37,398
90+ days past due	—	390	757	1,738	5,904	4,644	2,462	—	15,895
Total real estate - SF residential	54,819	227,844	178,391	254,811	470,838	810,007	569,452	—	2,566,162
Current-period real estate - SF residential gross charge-offs	—	50	26	299	138	—	2	—	515

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026 (YTD)	2025	2024	2023	2022	2021 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Real estate - other commercial
Risk rating:
Pass	$371,669	$1,402,491	$487,630	$380,627	$1,104,694	$1,525,470	$3,114,564	$—	$8,387,145
Special mention	—	4,622	12,869	4,061	16,167	10,853	87,788	—	136,360
Substandard	—	3,792	4,470	16,202	31,126	57,651	127,902	—	241,143
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	371,669	1,410,905	504,969	400,890	1,151,987	1,593,974	3,330,254	—	8,764,648
Current-period real estate - other commercial gross charge-offs	—	—	432	1,157	—	3,692	—	—	5,281
Commercial
Risk rating:
Pass	112,274	311,756	155,136	131,188	138,774	99,232	1,491,117	—	2,439,477
Special mention	—	—	73	73	1,367	870	38,664	—	41,047
Substandard	—	1,842	5,907	3,749	1,950	6,268	21,200	—	40,916
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	112,274	313,598	161,116	135,010	142,091	106,370	1,550,981	—	2,521,440
Current-period commercial - gross charge-offs	—	447	288	108	85	247	—	—	1,175
Commercial - agriculture
Risk rating:
Pass	27,846	39,531	14,540	11,634	8,255	4,252	225,010	—	331,068
Special mention	—	338	—	80	68	—	295	—	781
Substandard	—	952	16	99	60	97	435	—	1,659
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	27,846	40,821	14,556	11,813	8,383	4,349	225,740	—	333,508
Current-period commercial - agriculture gross charge-offs	—	491	—	—	—	—	—	—	491
Other
Delinquency:
Current	9,676	97,710	61,364	23,496	125,720	49,097	488,943	—	856,006
30-89 days past due	—	—	—	263	—	—	—	—	263
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	9,676	97,710	61,364	23,759	125,720	49,097	488,943	—	856,269
Current-period other - gross charge-offs	—	—	—	—	—	—	64	—	64
Total	$616,880	$2,257,051	$962,234	$892,088	$1,941,041	$2,607,544	$8,656,045	$—	$17,932,883

The following table presents a summary of loans by credit quality indicator, as of December 31, 2025, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$172,595	$—	$172,595
30-89 days past due	—	—	—	—	—	—	2,414	—	2,414
90+ days past due	—	—	—	—	—	—	751	—	751
Total consumer - credit cards	—	—	—	—	—	—	175,760	—	175,760
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,370	—	6,370
Consumer - other
Delinquency:
Current	61,242	14,933	7,889	6,942	2,029	864	20,334	—	114,233
30-89 days past due	315	344	97	244	39	—	34	—	1,073
90+ days past due	31	55	34	39	3	—	4	—	166
Total consumer - other	61,588	15,332	8,020	7,225	2,071	864	20,372	—	115,472
Current-period consumer - other gross charge-offs	166	933	387	679	64	36	129	—	2,394
Real estate - C&D
Risk rating:
Pass	143,444	32,104	81,866	35,266	22,861	22,127	2,477,812	—	2,815,480
Special mention	—	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	46	3,578	12	39	51,371	—	55,046
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	143,444	32,104	81,912	38,844	22,873	22,166	2,532,464	—	2,873,807
Current-period real estate - C&D gross charge-offs	—	303	—	—	4	21	14	—	342
Real estate - SF residential
Delinquency:
Current	240,137	180,340	264,324	475,155	254,727	578,426	563,920	—	2,557,029
30-89 days past due	2,013	2,087	3,187	8,148	2,080	14,425	2,791	—	34,731
90+ days past due	54	445	2,804	4,983	180	5,024	2,200	—	15,690
Total real estate - SF residential	242,204	182,872	270,315	488,286	256,987	597,875	568,911	—	2,607,450
Current-period real estate - SF residential gross charge-offs	—	309	281	122	47	217	269	—	1,245
Real estate - other commercial
Risk rating:
Pass	1,417,580	514,130	400,008	1,129,929	864,043	797,780	2,730,301	—	7,853,771
Special mention	—	5,123	2,003	27,132	2,126	5,531	127,576	—	169,491
Substandard	4,601	3,600	16,313	20,158	21,763	33,061	167,210	—	266,706
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,422,181	522,853	418,324	1,177,219	887,932	836,372	3,025,087	—	8,289,968
Current-period real estate - other commercial gross charge-offs	192	5,940	26	293	102	1,215	23,720	—	31,488

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	$348,879	$164,847	$142,008	$155,170	$69,768	$37,007	$1,390,040	$—	$2,307,719
Special mention	—	131	600	1,276	174	720	40,752	—	43,653
Substandard	3,380	6,054	2,771	1,696	1,598	4,524	10,941	—	30,964
Doubtful and loss	—	—	—	3	—	—	—	—	3
Total commercial	352,259	171,032	145,379	158,145	71,540	42,251	1,441,733	—	2,382,339
Current-period commercial - gross charge-offs	277	8,849	1,622	5,058	937	9,230	16,229	—	42,202
Commercial - agriculture
Risk rating:
Pass	47,211	16,056	14,185	10,101	3,519	1,793	211,605	—	304,470
Special mention	419	14	—	68	—	—	48	—	549
Substandard	—	20	99	24	8	120	1,010	—	1,281
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	47,630	16,090	14,284	10,193	3,527	1,913	212,663	—	306,300
Current-period commercial - agriculture gross charge-offs	—	6	11	—	—	13	351	—	381
Other
Delinquency:
Current	100,774	62,625	26,085	126,263	25,475	25,607	374,251	—	741,080
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	100,774	62,625	26,085	126,263	25,475	25,610	374,251	—	741,083
Current-period other - gross charge-offs	—	—	—	—	—	—	240	—	240
Total	$2,370,080	$1,002,908	$964,319	$2,006,175	$1,270,405	$1,527,051	$8,351,241	$—	$17,492,179

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of March 31, 2026, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in March 2026 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $110.4 million and $112.4 million as of March 31, 2026 and December 31, 2025, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
March 31, 2026
Construction and development	$43,940	$—	$43,940
Single family residential	—	—	—
Other commercial real estate	64,411	—	64,411
Commercial	—	2,014	2,014
Total	$108,351	$2,014	$110,365

December 31, 2025
Construction and development	$44,114	$—	$44,114
Single family residential	—	—	—
Other commercial real estate	66,266	—	66,266
Commercial	—	1,994	1,994
Total	$110,380	$1,994	$112,374

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2026
Beginning balance, January 1, 2026	$27,998	$183,677	$5,991	$6,711	$224,377
Provision for credit loss expense	3,240	10,669	924	(211)	14,622
Charge-offs	(1,666)	(6,629)	(1,677)	(590)	(10,562)
Recoveries	253	449	468	301	1,471
Net (charge-offs) recoveries	(1,413)	(6,180)	(1,209)	(289)	(9,091)
Ending balance, March 31, 2026	$29,825	$188,166	$5,706	$6,211	$229,908

Activity in the allowance for credit losses for the three months ended March 31, 2025 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended March 31, 2025
Beginning balance, January 1, 2025	$41,587	$181,962	$6,007	$5,463	$235,019
Provision for credit loss expense	1,572	22,443	1,359	1,423	26,797
Charge-offs	(4,243)	(4,425)	(1,460)	(1,133)	(11,261)
Recoveries	997	99	211	306	1,613
Net (charge-offs) recoveries	(3,246)	(4,326)	(1,249)	(827)	(9,648)
Ending balance, March 31, 2025	$39,913	$200,079	$6,117	$6,059	$252,168

As of March 31, 2026, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision expense for the three months ended March 31, 2026 reflected the impact of loan growth and updated economic assumptions during the period, while the three months ended March 31, 2025 also included an incremental provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended March 31, 2026 and December 31, 2025. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three month periods ended March 31, 2026 or 2025, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three month periods ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Provision for credit losses related to:
Loans	$14,622	$26,797
Unfunded commitments	—	—
Securities - HTM	—	—
Securities - AFS	—	—
Total	$14,622	$26,797

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of March 31, 2026 and December 31, 2025 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities.

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Right-of-use lease assets	$48,493	$51,203
Lease liabilities	50,663	53,212

Weighted average remaining lease term	8.03 years	8.04 years
Weighted average discount rate	4.22%	4.18%

Operating lease cost for the three month period ended March 31, 2026 was $3.8 million as compared to $4.1 million for the same period in 2025.

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Right-of-use lease assets	$48,493	$51,203
Premises and equipment:
Land	119,154	117,172
Buildings and improvements	432,013	417,866
Furniture, fixtures and equipment	130,971	129,891
Software	66,185	65,702
Construction in progress	14,224	25,966
Accumulated depreciation and amortization	(253,167)	(246,580)
Total premises and equipment, net	$557,873	$561,220

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at March 31, 2026 and December 31, 2025. Goodwill impairment was neither indicated nor recorded during the three months ended March 31, 2026 or the year ended December 31, 2025.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Core deposit premiums:
Balance, beginning of year	$76,390	$87,575
Amortization	(2,689)	(11,185)
Balance, end of period	73,701	76,390
Books of business and other intangibles:
Balance, beginning of year	8,033	9,667
Amortization	(409)	(1,634)
Balance, end of period	7,624	8,033
Total other intangible assets, net	$81,325	$84,423

The carrying basis and accumulated amortization of the Company’s other intangible assets at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Core deposit premiums:
Gross carrying amount	$147,477	$173,305
Accumulated amortization	(73,776)	(96,915)
Core deposit premiums, net	73,701	76,390
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(14,444)	(14,035)
Books of business and other intangibles, net	7,624	8,033
Total other intangible assets, net	$81,325	$84,423

The Company’s estimated remaining amortization expense on other intangible assets as of March 31, 2026 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2026	$9,249
	2027	12,218
	2028	11,312
	2029	8,563
	2030	8,160
	Thereafter	31,823
	Total	$81,325

NOTE 7: TIME DEPOSITS

Time deposits included approximately $1.42 billion and $1.50 billion of certificates of deposit over $250,000 at March 31, 2026 and December 31, 2025, respectively. Brokered time deposits were $1.91 billion and $1.89 billion at March 31, 2026 and December 31, 2025, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Income taxes currently payable	$4,580	$6,899
Deferred income taxes	12,946	(1,087)
Provision for income taxes	$17,526	$5,812

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Deferred tax assets:
Loans acquired	$1,026	$1,241
Allowance for credit losses	53,760	52,923
Valuation of foreclosed assets	31	31
Tax NOLs from acquisition	6,684	6,507
Deferred compensation payable	3,962	3,960
Accrued equity and other compensation	5,737	11,626
Acquired securities	7,052	7,010
Capitalized intangibles(1)	136,664	145,126
Right-of-use lease liability	12,047	12,653
Unrealized loss on AFS securities	102,933	98,492
Allowance for unfunded commitments	6,094	6,094
Other	6,979	7,488
Gross deferred tax assets	342,969	353,151
Deferred tax liabilities:
Goodwill and other intangible amortization	(35,846)	(36,335)
Accumulated depreciation	(22,050)	(22,475)
Right-of-use lease asset	(11,531)	(12,175)
Unrealized gain on swaps	(12,744)	(14,437)
Other	(508)	(1,271)
Gross deferred tax liabilities	(82,679)	(86,693)

Net deferred tax asset	$260,290	$266,458
_______________________________________
(1)Capitalized intangibles primarily consist of deferred loan origination costs, net with deferred loan origination fees, capitalized under Treas. Reg §1.263(a)-4 and amortized as ordinary deductions over the estimated life of the related loans.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Computed at the statutory rate (21%)	$18,075	$8,022
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,204	(272)
Discrete items related to share-based compensation	141	195
Tax exempt interest income	(1,788)	(3,808)
Tax exempt earnings on BOLI	(939)	(796)
Federal tax credits	(545)	(647)
Other differences, net	1,378	3,118
Actual tax provision	$17,526	$5,812

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $26.3 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $8.7 million and $21.0 million at March 31, 2026 and December 31, 2025, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2026
Repurchase agreements:
U.S. Government agencies	$8,708	$—	$—	$—	$8,708

December 31, 2025
Repurchase agreements:
U.S. Government agencies	$20,983	$—	$—	$—	$20,983

NOTE 10: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at March 31, 2026 and December 31, 2025 consisted of the following components:

	March 31,	December 31,
(In thousands)	2026	2025
Other Borrowings
FHLB advances, net of discount, due 2026 to 2032, 3.75% to 5.53% secured by real estate loans	$431,552	$286,597
Other long-term debt	15,204	15,656
Total other borrowings	446,756	302,253

Subordinated Notes and Debentures
Subordinated notes payable, due 10/1/2035, fixed-to-floating rate (fixed rate of 6.25% through 9/30/2030, floating rate of 3.02% above the three-month SOFR rate, reset quarterly)	325,000	325,000
Unamortized debt issuance costs	(3,732)	(3,831)
Valuation adjustments on hedged subordinated notes payable	(5,568)	(3,455)
Total subordinated notes and debentures	315,700	317,714
Total other borrowings and subordinated debt	$762,456	$619,967

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

The Company had total outstanding FHLB advances of $431.6 million and $286.6 million at March 31, 2026 and December 31, 2025, respectively. The outstanding FHLB advances as of March 31, 2026 were primarily whole loan advances, which are due less than one year from origination and therefore were classified as short-term advances by the Company. At March 31, 2026, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $7.26 billion and the Company had approximately $5.83 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. The aggregate contractual annual maturities of long-term debt at March 31, 2026, are as follows:

Year	(In thousands)
Remainder of 2026	$1,191
2027	1,649
2028	2,280
2029	9,689
2030	—
Thereafter	317,647
Total	$332,456

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2026, there were no shares of preferred stock issued or outstanding.

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

In January 2024, the Company’s Board of Directors authorized a stock repurchase program (“2024 Program”) under which the Company could repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2024 Program terminated in January 2026, and the Company’s Board of Directors authorized a new stock repurchase program in January 2026 (“2026 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2026 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and will terminate on January 31, 2028 (unless terminated sooner).

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

No shares were repurchased during the three month periods ended March 31, 2026 and 2025. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding future stock repurchases.

NOTE 13: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At March 31, 2026, undivided profits of Simmons Bank were approximately $133.6 million, none of which were available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of March 31, 2026, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.58% at March 31, 2026.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the three months ended March 31, 2026:

	Stock Options Outstanding		Non-vested Restricted Stock Units Outstanding		Non-vested Performance Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2026	62	$23.51	1,047	$20.24	512	$20.84
Granted	—	—	686	19.67	255	20.12
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	(342)	20.41	(7)	22.21
Forfeited/expired	(62)	23.51	(34)	19.63	(190)	22.21

Balance, March 31, 2026	—	$—	1,357	$19.92	570	$19.95

Exercisable, March 31, 2026	—	$—

Stock-based compensation expense was $3.6 million and $5.3 million during the three month periods ended March 31, 2026 and 2025, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at March 31, 2026. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $27.2 million at March 31, 2026. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.2 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at March 31, 2026. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.45 as of March 31, 2026, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the three months ended March 31, 2026 and 2025.

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

The computation of earnings per share is as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net income available to common stockholders	$68,544	$32,388

Average common shares outstanding	144,899	125,800
Average potential dilutive common shares	441	537
Average diluted common shares	145,340	126,337

Basic earnings per share	$0.47	$0.26
Diluted earnings per share	$0.47	$0.26

There were no stock options excluded from the three months ended March 31, 2026 earnings per share calculation as there were no outstanding stock options as of March 31, 2026. There were 317,660 stock options excluded from the earnings per share calculation for the three months ended March 31, 2025 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the period.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Three Months Ended March 31,
(In thousands)	2026	2025
Interest paid	$104,419	$158,890
Income taxes paid	92	445
Transfers of loans to foreclosed assets held for sale	1,083	1,210

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three months ended March 31, 2026 and 2025 was $4.8 million and $8.0 million, respectively.

Other operating expenses consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Professional services	$7,161	$4,867
Postage	2,288	2,280
Telephone	1,514	1,479
Credit card expense	3,107	3,029
Marketing	6,700	6,826
Software and technology	11,057	10,036
Operating supplies	286	627
Amortization of intangibles	3,097	3,527
Branch right sizing expense	531	994
Other expense	8,796	12,386
Total other operating expenses	$44,537	$46,051

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

The following table provides a summary of the Company’s reportable operating segment results for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026			March 31, 2025
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$196,682	$486	$197,168	$162,872	$550	$163,422
Noninterest income	33,587	10,610	44,197	36,359	9,796	46,155
Total net revenue	230,269	11,096	241,365	199,231	10,346	209,577
Noninterest expense:
Salaries and employee benefits	70,969	4,916	75,885	70,024	4,800	74,824
Occupancy expense, net	11,756	462	12,218	12,174	477	12,651
Furniture and equipment expense	5,423	—	5,423	5,465	—	5,465
Deposit insurance	2,295	—	2,295	5,391	—	5,391
Other operating expenses (1)	43,271	1,581	44,852	44,919	1,330	46,249
Total noninterest expense	133,714	6,959	140,673	137,973	6,607	144,580
Income before provision for credit losses and income taxes	96,555	4,137	100,692	61,258	3,739	64,997
Provision for credit losses	14,622	—	14,622	26,797	—	26,797
Income tax expense	17,522	4	17,526	5,802	10	5,812
Net income	$64,411	$4,133	$68,544	$28,659	$3,729	$32,388

(In thousands)	Community and Commercial Banking	Other	Consolidated
Assets as of:
March 31, 2026	$24,687,988	$4,795	$24,692,783
March 31, 2025	$26,785,600	$7,391	$26,792,991
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

At March 31, 2026, the Company had outstanding commitments to extend credit aggregating approximately $800.4 million and $4.40 billion for credit card commitments and other loan commitments, respectively. At December 31, 2025, the Company had outstanding commitments to extend credit aggregating approximately $799.4 million and $4.19 billion for credit card commitments and other loan commitments, respectively.

As of March 31, 2026, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $28.4 million. At December 31, 2025, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $20.5 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $71.0 million and $72.9 million at March 31, 2026 and December 31, 2025, respectively, with terms ranging from 9 months to 15 years. At March 31, 2026 and December 31, 2025, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $993.2 million and $785.4 million at March 31, 2026 and December 31, 2025, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At March 31, 2026 and December 31, 2025, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Available-for-sale securities
U.S. Government agencies	$46,329	$—	$46,329	$—
Mortgage-backed securities	2,128,732	—	2,128,732	—
State and political subdivisions	838,880	—	838,880	—
Other securities	138,345	—	138,345	—
Mortgage loans held for sale	14,311	—	—	14,311
Assets held in trading accounts	14,543	14,543	—	—
Derivative asset	83,688	—	83,688	—
Derivative liability	(36,783)	—	(36,783)	—

December 31, 2025
Available-for-sale securities
U.S. Government agencies	$47,172	$—	$47,172	$—
Mortgage-backed securities	2,201,958	—	2,201,958	—
States and political subdivisions	859,071	—	859,071	—
Other securities	158,020	—	158,020	—
Mortgage loans held for sale	17,438	—	—	17,438
Assets held in trading accounts	11,685	11,685	—	—
Derivative asset	87,463	—	87,463	—
Derivative liability	(31,522)	—	(31,522)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Individually assessed loans (1) (2) (collateral-dependent)	$110,365	$—	$—	$110,365
Foreclosed assets and other real estate owned (1)	3,346	—	—	3,346

December 31, 2025
Individually assessed loans (1) (2) (collateral-dependent)	$112,374	$—	$—	$112,374
Foreclosed assets and other real estate owned (1)	1,081	—	—	1,081
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $8.2 million and $9.1 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2026 and December 31, 2025, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
March 31, 2026
Financial assets:
Cash and cash equivalents	$548,483	$548,483	$—	$—	$548,483
Interest bearing balances due from banks - time	100	—	100	—	100
Interest receivable	101,557	—	101,557	—	101,557
Loans, net	17,702,975	—	—	17,527,125	17,527,125

Financial liabilities:
Noninterest bearing transaction accounts	4,289,697	—	4,289,697	—	4,289,697
Interest bearing transaction accounts and savings deposits	11,311,979	—	11,311,979	—	11,311,979
Time deposits	4,601,107	—	—	4,588,801	4,588,801
Federal funds purchased and securities sold under agreements to repurchase	8,708	—	8,708	—	8,708
Other borrowings	446,756	—	445,953	—	445,953
Subordinated notes and debentures	315,700	—	325,562	—	325,562
Interest payable	34,910	—	34,910	—	34,910

December 31, 2025
Financial assets:
Cash and cash equivalents	$711,913	$711,913	$—	$—	$711,913
Interest bearing balances due from banks - time	100	—	100	—	100
Interest receivable	104,062	—	104,062	—	104,062
Loans, net	17,267,802	—	—	17,056,124	17,056,124

Financial liabilities:
Noninterest bearing transaction accounts	4,330,211	—	4,330,211	—	4,330,211
Interest bearing transaction accounts and savings deposits	11,141,169	—	11,141,169	—	11,141,169
Time deposits	4,712,658	—	—	4,704,667	4,704,667
Federal funds purchased and securities sold under agreements to repurchase	21,383	—	21,383	—	21,383
Other borrowings	302,253	—	301,500	—	301,500
Subordinated notes and debentures	317,714	—	328,419	—	328,419
Interest payable	34,683	—	34,683	—	34,683

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. During the third quarter of 2021, the Company began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable AFS securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates. The two year forward start date for these swaps occurred during late third quarter of 2023 and involves the payment of fixed interest rates with a weighted average of 1.21% in exchange for variable interest rates based on federal funds rates. For the three month period ended March 31, 2026, the net amount included in interest income on investment securities in the consolidated statements of income related to fair value hedges was $6.2 million.

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				March 31, 2026		December 31, 2025
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$61,119	$1,001,715	$59,829
Derivative liabilities	Accrued interest and other liabilities	Daily WA SOFR	3.07% - 3.56%	325,000	(5,408)	325,000	(3,337)

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/Liabilities
Line Item on the Balance Sheet (In thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Investment securities - Available-for-sale	$967,974	$970,976	$61,302	$60,013
Subordinated debentures	315,700	317,714	(5,568)	(3,455)

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

The following table summarizes the cash flow hedges recorded in the accompanying consolidated balance sheets:

				March 31, 2026		December 31, 2025
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Variable rate loans	Other assets	1M CME Term SOFR	3.18% - 4.05%	$1,000,000	$(7,962)	$1,000,000	$(919)
Variable rate commercial MBS	Other assets	SOFR 30A	3.07% - 3.82%	300,000	(897)	300,000	317

The following table summarizes the cash flow hedges relationships on the statement of comprehensive income (loss).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
(In thousands)	2026	2025
Variable rate loans	$(7,042)	$—
Variable rate commercial MBS	(1,214)	—

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	March 31, 2026		December 31, 2025
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$1,381,209	$22,379	$1,190,958	$26,734
Derivative liabilities	1,382,101	22,326	1,191,858	26,682

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $12.4 million as of March 31, 2026.

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

The Company has no outstanding notional values related to energy hedge swap contracts as of March 31, 2026. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (the “Company”) as of March 31, 2026, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the three month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2025, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2026

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended March 31, 2026 to our results of operations for the three months ended December 31, 2025 and March 31, 2025, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our net income for the three months ended March 31, 2026 was $68.5 million, or $0.47 diluted earnings per share, compared to net income of $78.1 million, or $0.54 diluted earnings per share, and $32.4 million, or $0.26 diluted earnings per share, for the three months ended December 31, 2025 and March 31, 2025, respectively. Included in the results were certain items related to our branch right sizing initiative, early retirement program costs (for the three months ended March 31, 2026), professional services (for the three months ended March 31, 2026), a FDIC special assessment (for the three months ended March 31, 2026), termination of vendor and software services (for the three months ended December 31, 2025) and loss on sale of an equipment finance business (for the three months ended December 31, 2025). Excluding these certain items and the tax effect, adjusted earnings for the three months ended March 31, 2026 were $68.6 million, or $0.47 adjusted diluted earnings per share, compared to $79.0 million, or $0.54 adjusted diluted earnings per share, and $33.1 million, or $0.26 adjusted diluted earnings per share, for the three months ended December 31, 2025 and March 31, 2025, respectively.

We believe the asset quality in our portfolio remains sound and reflects our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of March 31, 2026, December 31, 2025, and March 31, 2025 were $141.9 million, $112.7 million, and $152.4 million, respectively. Nonperforming assets as a percent of total assets were 0.63% at March 31, 2026, compared to 0.51% at December 31, 2025 and 0.61% at March 31, 2025.

As of March 31, 2026, stockholders’ equity was $3.44 billion, book value per share was $23.70 and tangible book value per share was $14.03.

Total loans were $17.93 billion at March 31, 2026, compared to $17.49 billion at December 31, 2025. Our unfunded commitments were $4.07 billion and $3.87 billion as of March 31, 2026 and December 31, 2025, respectively. Our commercial loan pipeline totaled $1.56 billion as of March 31, 2026, compared to $1.54 billion at December 31, 2025.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of March 31, 2026, has approximately $24.7 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgment. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of March 31, 2026. Judgment is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 48% of our loan portfolio and approximately 94% of our time deposits have repriced in one year or less. As of March 31, 2026, our interest rate sensitivity shows that approximately 63% of our loans and 96% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For both three month periods ended March 31, 2026 and December 31, 2025, net interest income on a fully taxable equivalent basis totaled $200.2 million. While net interest income was flat over the comparative periods, fully taxable equivalent interest income and interest expense each decreased by $5.6 million during the three months ended March 31, 2026.

The decrease in interest income on a fully taxable equivalent basis primarily resulted from a $3.5 million decrease in interest income on loans, coupled with a decrease of $2.0 million in interest income on investment securities. The decrease in interest income provided by loans reflects a $9.1 million decrease related to loan yield, partially offset by a $5.6 million increase attributable to loan volume. The loan yield for the first quarter of 2026 was 6.16% compared to 6.23% from the preceding sequential quarter, representing a 7 basis point decrease. The decrease in interest income on investment securities was primarily related to a $1.9 million decrease in interest income on taxable investment securities, which reflects a $913,000 decrease due to the decline in our investment portfolio average balances, coupled with a decrease of $1.0 million in interest income on taxable investment securities due to yield decreases over the period of 7 basis points.

The $5.6 million decrease in interest expense is primarily due to the $4.9 million decrease in interest expense on deposits. A decrease of $7.8 million was related to deposit rates, due to the 15 basis point decrease related to deposit accounts. The decrease due to rates was partially offset by a $2.9 million increase in interest expense attributable to deposit volume over the period.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the three month period ended March 31, 2026 increased $30.3 million, or 17.9%, over the same period in 2025. The increase in net interest income on a fully taxable equivalent basis was the result of a $9.4 million decrease in fully taxable equivalent interest income, more than offset by a $39.8 million decrease in interest expense.

Several factors contributed to the increase in net interest income on a fully taxable equivalent basis over the comparative period. During 2025, we completed a balance sheet repositioning that included the transfer of approximately $3.6 billion investment securities classified as held-to-maturity (“HTM”) to the available-for-sale (“AFS”) investment securities portfolio, with a subsequent sale of approximately $3.2 billion in amortized cost basis of low-yielding AFS securities (including certain of those previously classified as HTM). Proceeds from the sale of the investment securities were primarily used to deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances. The pay-down of higher rate funding was completed in 2025.

The decrease in interest income on a fully taxable equivalent basis primarily resulted from a $18.9 million decrease in interest income on investment securities, which reflects a $27.6 million decrease in interest income on investment securities due to the decline in our investment portfolio average balances, which decreased by $2.92 billion or 47.5%. The decrease was partially offset by an increase of $8.6 million in interest income on investment securities due to yield increases over the period of 81 basis points and 43 basis points for our taxable and non-taxable investment security portfolios, respectively. These changes were primarily due to the balance sheet repositioning previously discussed, coupled with pay downs and maturities over the period. A $9.7 million increase in interest income on loans reflects an increase attributable to loan volume of $11.2 million, partially offset by a $1.5 million decrease in interest income related to loan yield due to a 4 basis point decline in loan yield over the comparative period.

The $39.8 million decrease in interest expense is mainly due to the decrease in our deposit account rates over the period. Interest expense decreased $20.1 million due to the decrease in rate of 58 basis points on interest-bearing deposit accounts. A $13.6 million decrease in interest expense was related to the decrease in time deposit volume over the period. Further, a decrease of $6.0 million in interest expense was related to reductions in the amounts outstanding under and rates on wholesale borrowings sources over the comparative period. The decline in wholesale borrowings volume, including brokered time deposits, is largely due to the balance sheet repositioning. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully taxable equivalent basis was 3.84% for the three month period ended March 31, 2026, as compared to 3.81% and 2.95% for the three months ended December 31, 2025 and the three months ended March 31, 2025, respectively. Net interest margin experienced a 3 basis point increase for the three months ended March 31, 2026 compared to the preceding sequential quarter, while net interest margin increased 89 basis points during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. While net interest margin expanded slightly during the three months ended March 31, 2026 as compared to the prior sequential quarter, the increase on a year over year comparative basis was primarily driven by the balance sheet repositioning, as well as reduced deposit costs and use of wholesale funding over the comparative periods.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2026	2025	2025
Interest income	$301,814	$307,531	$307,837
FTE adjustment	3,012	2,890	6,414
Interest income – FTE	304,826	310,421	314,251
Interest expense	104,646	110,235	144,415
Net interest income – FTE	$200,180	$200,186	$169,836

Yield on earning assets – FTE	5.84%	5.90%	5.47%
Cost of interest bearing liabilities	2.57%	2.72%	3.17%
Net interest spread – FTE	3.27%	3.18%	2.30%
Net interest margin – FTE	3.84%	3.81%	2.95%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended
(In thousands)	March 31, 2026 compared to December 31, 2025	March 31, 2026 compared to March 31, 2025
Increase (decrease) due to change in earning assets	$4,994	$(16,012)
(Decrease) increase due to change in earning asset yields	(10,589)	6,587
(Decrease) increase due to change in interest bearing liabilities	(2,606)	18,391
Increase due to change in interest rates paid on interest bearing liabilities	8,195	21,378
(Decrease) increase in net interest income	$(6)	$30,344

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$251,620	$2,320	3.74	$232,046	$2,485	4.25	$241,021	$2,703	4.55
Investment securities - taxable	2,408,546	26,311	4.43	2,490,444	28,235	4.50	3,540,559	31,584	3.62
Investment securities - non-taxable	820,278	7,542	3.73	810,597	7,578	3.71	2,608,070	21,217	3.30
Mortgage loans held for sale	13,800	203	5.97	15,738	227	5.72	8,142	122	6.08
Assets held in trading accounts	13,748	122	3.60	12,534	118	3.74	—	—	—
Loans - including fees	17,658,807	268,328	6.16	17,295,415	271,778	6.23	16,920,050	258,625	6.20
Total interest earning assets	21,166,799	304,826	5.84	20,856,774	310,421	5.90	23,317,842	314,251	5.47
Non-earning assets	3,366,206			3,397,673			3,360,786
Total assets	$24,533,005			$24,254,447			$26,678,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,328,148	$57,653	2.06	$10,971,959	$60,516	2.19	$11,177,550	$67,895	2.46
Time deposits	4,678,058	39,949	3.46	4,573,502	41,989	3.64	6,160,429	62,559	4.12
Total interest bearing deposits	16,006,206	97,602	2.47	15,545,461	102,505	2.62	17,337,979	130,454	3.05
Federal funds purchased and securities sold under agreements to repurchase	17,743	36	0.82	20,990	57	1.08	39,797	113	1.15
Other borrowings	192,345	1,746	3.68	217,996	2,138	3.89	706,402	7,714	4.43
Subordinated debt and debentures	318,635	5,262	6.70	319,162	5,535	6.88	366,312	6,134	6.79
Total interest bearing liabilities	16,534,929	104,646	2.57	16,103,609	110,235	2.72	18,450,490	144,415	3.17

Noninterest bearing liabilities:
Noninterest bearing deposits	4,229,952			4,412,009			4,342,948
Other liabilities	297,864			328,812			320,721
Total liabilities	21,062,745			20,844,430			23,114,159
Stockholders’ equity	3,470,260			3,410,017			3,564,469
Total liabilities and stockholders’ equity	$24,533,005			$24,254,447			$26,678,628
Net interest spread – FTE			3.27			3.18			2.30
Net interest margin – FTE		$200,180	3.84		$200,186	3.81		$169,836	2.95

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 and March 31, 2025, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended
	March 31, 2026 compared to December 31, 2025			March 31, 2026 compared to March 31, 2025
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$199	$(364)	$(165)	$115	$(498)	$(383)
Investment securities - taxable	(913)	(1,011)	(1,924)	(11,430)	6,157	(5,273)
Investment securities - non-taxable	91	(127)	(36)	(16,136)	2,461	(13,675)
Mortgage loans held for sale	(29)	5	(24)	83	(2)	81
Assets held in trading accounts	10	(6)	4	122	—	122
Loans - including fees	5,636	(9,086)	(3,450)	11,234	(1,531)	9,703
Total	4,994	(10,589)	(5,595)	(16,012)	6,587	(9,425)

Interest expense:
Interest bearing transaction and savings accounts	1,920	(4,783)	(2,863)	904	(11,146)	(10,242)
Time deposits	943	(2,983)	(2,040)	(13,611)	(8,999)	(22,610)
Federal funds purchased and securities sold under agreements to repurchase	(8)	(13)	(21)	(51)	(26)	(77)
Other borrowings	(240)	(152)	(392)	(4,845)	(1,123)	(5,968)
Subordinated notes and debentures	(9)	(264)	(273)	(788)	(84)	(872)
Total	2,606	(8,195)	(5,589)	(18,391)	(21,378)	(39,769)
Increase (decrease) in net interest income	$2,388	$(2,394)	$(6)	$2,379	$27,965	$30,344

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

The provision for credit losses for the three months ended March 31, 2026 was $14.6 million as compared to $15.1 million for the three months ended December 31, 2025 and $26.8 million for the same period ended March 31, 2025. Provision expense for each period was related to loans and reflected loan growth in the quarters, as well as the impact of updated economic assumptions. The provision expense for the three months ended March 31, 2025 also reflected a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended March 31, 2026, total noninterest income was $44.2 million, a decrease of approximately $7.5 million or 14.5%, compared to the three month period ended December 31, 2025 and a decrease of $2.0 million or 4.2%, as compared to the three months ended March 31, 2025. The decrease for the three month period ended March 31, 2026 as compared to both prior comparative quarters is largely due to a $2.1 million Small Business Investment Company (“SBIC”) negative valuation adjustment recorded during the three months ended March 31, 2026. During the prior sequential quarter, proceeds of $3.3 million in bank owned life insurance death benefits were recorded, which further contributed to the decrease between comparative periods. These adjustments are included in “Other income” in the table below.

Table 5 shows noninterest income for the three month periods ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2026	2025	2025
Service charges on deposit accounts	$12,656	$12,669	$12,635	$(13)	(0.1)%	$21	0.2%
Debit and credit card fees	8,503	8,660	8,446	(157)	(1.8)	57	0.7
Wealth management fees	10,533	10,337	9,629	196	1.9	904	9.4
Mortgage lending income	1,854	2,232	2,013	(378)	(16.9)	(159)	(7.9)
Bank owned life insurance income	4,218	3,942	4,092	276	7.0	126	3.1
Other service charges and fees	1,606	1,503	1,333	103	6.9	273	20.5
Other income	4,827	12,365	8,007	(7,538)	(61.0)	(3,180)	(39.7)
Total noninterest income	$44,197	$51,708	$46,155	$(7,511)	(14.5)%	$(1,958)	(4.2)%

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $33.3 million, $33.2 million and $32.0 million for the three month periods ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

Noninterest expense was $140.7 million for the three month period ended March 31, 2026, as compared to noninterest expense of $139.9 million for the three month period ended December 31, 2025, representing an increase of $811,000, or 0.6%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch right sizing, early retirement program costs (for the three months ended March 31, 2026), FDIC special assessment (for the three months ended March 31, 2026), professional services (for the three months ended March 31, 2026), termination of vendor and software services (for the three months ended December 31, 2025), and loss on sale of an equipment finance business (for the three months ended December 31, 2025), for the three months ended March 31, 2026 was $140.6 million, an increase of $2.0 million as compared to the three months ended December 31, 2025.

Noninterest expense for the three months ended March 31, 2026 decreased by approximately $3.9 million or 2.7% as compared to the three months ended March 31, 2025. Adjusted noninterest expense, which excludes branch right sizing, early retirement program costs (for the three months ended March 31, 2026), FDIC special assessment (for the three months ended March 31, 2026) and professional services (for the three months ended March 31, 2026), decreased $2.9 million, or 2.0%, as compared to the three months ended March 31, 2025.

Salaries and employee benefits expense increased $3.0 million during the three month period ended March 31, 2026 as compared to the preceding sequential quarter and increased $1.1 million during the three month period ended March 31, 2026 when compared to the same period in the prior year. The increase as compared to the preceding sequential quarter primarily reflects a seasonal increase in payroll tax expense. The increase as compared to the same period in the prior year is primarily due to employee merit increases over the comparative periods.

Deposit insurance expense for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 and three months ended March 31, 2025 decreased by $2.4 million and $3.1 million, respectively. The decrease for the three months ended March 31, 2026 as compared to the prior periods is significantly attributable to a $2.0 million FDIC special assessment recapture recorded in the period.

Other noninterest expense decreased $388,000 during the three month period ended March 31, 2026 as compared to the preceding sequential quarter and decreased $3.6 million during the three month period ended March 31, 2025 when compared to the same period in the prior year. While the variance in other noninterest expense on a sequential quarter basis is relatively flat, the decrease on a year over year basis for the three month period ended March 31, 2026 is primarily due to a $4.3 million charge related to a commercial customer deposit fraud event that was identified during the three month period ended March 31, 2025.

Table 6 below shows noninterest expense for the three month periods ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended
	March 31,	December 31,	March 31,	Change from Quarter - Sequential		Change from Quarter - Year-over-Year
(Dollars in thousands)	2026	2025	2025
Salaries and employee benefits	$75,885	$72,924	$74,824	$2,961	4.1%	$1,061	1.4%
Occupancy expense, net	12,218	11,636	12,651	582	5.0	(433)	(3.4)
Furniture and equipment expense	5,423	5,304	5,465	119	2.2	(42)	(0.8)
Other real estate and foreclosure expense	315	432	198	(117)	(27.1)	117	59.1
Deposit insurance	2,295	4,736	5,391	(2,441)	(51.5)	(3,096)	(57.4)
Other operating expenses:
Professional services	7,161	5,935	4,867	1,226	20.7	2,294	47.1
Postage	2,288	2,393	2,280	(105)	(4.4)	8	0.4
Telephone	1,514	1,461	1,479	53	3.6	35	2.4
Debit and credit card	3,107	3,101	3,029	6	0.2	78	2.6
Marketing	6,700	7,725	6,826	(1,025)	(13.3)	(126)	(1.8)
Software and technology	11,057	11,036	10,036	21	0.2	1,021	10.2
Operating supplies	286	813	627	(527)	(64.8)	(341)	(54.4)
Amortization of intangibles	3,097	3,097	3,527	—	—	(430)	(12.2)
Branch right sizing	531	85	994	446	*	(463)	(46.6)
Other	8,796	9,184	12,386	(388)	(4.2)	(3,590)	(29.0)
Total noninterest expense	$140,673	$139,862	$144,580	$811	0.6%	$(3,907)	(2.7)%
_________________________
*Not meaningful

INVESTMENTS AND SECURITIES

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as HTM, AFS or trading. Our philosophy regarding investments is conservative based on investment type and maturity. Investments in the portfolio primarily include U.S. Treasury securities, U.S. Government agencies, MBS and municipal securities. Our general policy is not to invest in derivative type investments or high-risk securities, except for collateralized MBS for which collection of principal and interest is not subordinated to significant superior rights held by others.

As of March 31, 2026, AFS investment securities and assets held in trading accounts were $3.15 billion and $14.5 million, respectively. As of December 31, 2025, AFS and assets held in trading accounts were $3.27 billion and $11.7 million, respectively. We continue to look for opportunities to maximize the value of the investment portfolio.

During the third quarter of 2025, we initiated and completed steps taken to reposition the Company’s consolidated balance sheet and reclassified approximately $3.59 billion in HTM investment securities to AFS investment securities. Subsequently, we sold approximately $3.16 billion in amortized cost basis of AFS securities (including certain of those previously classified as HTM). The sale of investment securities resulted in a realized, after-tax loss of $625.6 million (based on actual tax rate of 21.946%). The AFS securities sold were low-yield bonds and, by removing these bonds from our balance sheet, we reduced our level of high-cost wholesale funding and increased our ability to generate higher earnings and growth.

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

As of March 31, 2026, we had the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost and we believed the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. As of March 31, 2026, the unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2026, we believed the declines in fair value are temporary and we did not believe any of the securities are impaired due to reasons of credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the three months ended March 31, 2026, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $6.2 million.

LOAN PORTFOLIO

Our loan portfolio averaged $17.66 billion and $16.92 billion during the first three months of 2026 and 2025, respectively. As of March 31, 2026, total loans were $17.93 billion, an increase of $440.7 million from December 31, 2025. The increase in the loan balance during the first three months of 2026 when compared to December 31, 2025 is primarily due to growth in the commercial real estate, commercial and industrial and mortgage warehouse portfolios over the comparative period, while we continued to focus on maintaining prudent underwriting standards and pricing discipline. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	March 31,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$172,610	$175,760
Other consumer	96,387	115,472
Total consumer	268,997	291,232
Real estate:
Construction and development	2,621,859	2,873,807
Single family residential	2,566,162	2,607,450
Other commercial	8,764,648	8,289,968
Total real estate	13,952,669	13,771,225
Commercial:
Commercial	2,521,440	2,382,339
Agricultural	333,508	306,300
Total commercial	2,854,948	2,688,639
Other	856,269	741,083
Total loans before allowance for credit losses	$17,932,883	$17,492,179

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $269.0 million at March 31, 2026, or 1.5% of total loans, compared to $291.2 million, or 1.7% of total loans at December 31, 2025. The decrease in consumer loans from December 31, 2025, to March 31, 2026, was primarily due to loan payoffs and pay downs within both the credit card and other consumer portfolios during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.95 billion at March 31, 2026, or 77.8% of total loans, compared to $13.77 billion, or 78.7%, of total loans at December 31, 2025, an increase of $181.4 million, or 1.3%. Our C&D loans decreased by $251.9 million, or 8.8%, while single family residential loans decreased by $41.3 million, or 1.6%, and CRE loans increased by $474.7 million, or 5.7%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first three months of 2026. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.85 billion at March 31, 2026, or 15.9% of total loans, compared to $2.69 billion, or 15.4% of total loans at December 31, 2025, an increase of $166.3 million, or 6.2%. The increase in commercial loans was largely related to the increase in commercial and industrial loans of $139.1 million, or 5.8%.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first three months of 2026 as compared to December 31, 2025, leading to an increase of $115.2 million in other loans.

Our commercial loan pipeline consisting of all commercial loan opportunities was $1.56 billion at March 31, 2026 compared to $1.54 billion at December 31, 2025. Commercial loans approved and ready to close at the end of the quarter totaled $651.4 million.

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

Total nonperforming assets increased $29.5 million from December 31, 2025 to March 31, 2026. Nonaccrual loans increased by $29.4 million from December 31, 2025 and foreclosed assets held for sale and other real estate owned increased $466,000 as compared to December 31, 2025. The increase in nonaccrual loans was primarily due to a single real estate construction relationship totaling $26.9 million that is well collateralized and that management believes has limited loss content.

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

There were four loan modifications granted to borrowers experiencing financial difficulty during the three month period ended March 31, 2026. Such modifications included interest rate reductions and/or term extensions and had a total period-end amortized cost basis of $2.5 million at March 31, 2026.

The allowance for credit losses as a percent of total loans was 1.28% as of March 31, 2026. Nonperforming loans equaled 0.79% of total loans. Nonperforming assets were 0.63% of total assets, a 12 basis point increase from December 31, 2025. The allowance for credit losses was 162% of nonperforming loans. Our annualized net charge-offs to average total loans ratio for the first three months of 2026 was 0.21%. Annualized net credit card charge-offs to average total credit card loans were 2.81% for the first three months of 2026, compared to 2.95% during the full year 2025, and 122 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning nonperforming assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Nonperforming Assets

	March 31,	December 31,	March 31,
(Dollars in thousands)	2026	2025	2025
Nonaccrual loans (1)	$141,233	$111,791	$151,897
Loans past due 90 days or more (principal or interest payments)	647	948	494
Total nonperforming loans	141,880	112,739	152,391
Other nonperforming assets:
Foreclosed assets held for sale and other real estate owned	12,475	12,009	8,976
Other nonperforming assets	181	323	978
Total other nonperforming assets	12,656	12,332	9,954
Total nonperforming assets	$154,536	$125,071	$162,345

Allowance for credit losses to nonperforming loans	162%	199%	165%
Nonperforming loans to total loans	0.79%	0.64%	0.89%
Nonperforming assets to total assets	0.63%	0.51%	0.61%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $935,000 and $853,000 at March 31, 2026 and December 31, 2025, respectively.

The interest income on nonaccrual loans is not considered material for the three month periods ended March 31, 2026 and 2025.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2026	2025
Balance, beginning of year	$224,377	$235,019

Loans charged off:
Credit card	1,677	1,460
Other consumer	590	1,133
Real estate	6,629	4,425
Commercial	1,666	4,243
Total loans charged off	10,562	11,261
Recoveries of loans previously charged off:
Credit card	468	211
Other consumer	301	306
Real estate	449	99
Commercial	253	997
Total recoveries	1,471	1,613
Net loans charged off	9,091	9,648
Provision for credit losses	14,622	26,797
Balance, March 31,	$229,908	$252,168

Loans charged off:
Credit card		4,910
Other consumer		1,501
Real estate		28,650
Commercial		38,340
Total loans charged off		73,401
Recoveries of loans previously charged off:
Credit card		938
Other consumer		760
Real estate		307
Commercial		1,364
Total recoveries		3,369
Net loans charged off		70,032
Provision for credit losses		42,241
Balance, end of year		$224,377

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three months ended March 31, 2026 and 2025, and for the year ended December 31, 2025, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of March 31, 2026, the allowance for credit losses reflected an increase of approximately $5.5 million from December 31, 2025, while total loans increased by $440.7 million over the same three month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first three months of 2026 was primarily due to the impact of loan growth and updated economic assumptions during the period. Our allowance for credit losses at March 31, 2026 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,706	1.0%	$5,991	1.0%
Other consumer	6,211	5.3%	6,711	4.9%
Real estate	188,166	77.8%	183,677	78.7%
Commercial	29,825	15.9%	27,998	15.4%
Total	$229,908	100.0%	$224,377	100.0%

Allowance for credit losses to period-end loans	1.28%		1.28%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of 221 financial centers as of March 31, 2026. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of March 31, 2026, core deposits comprised 83.5% of our total deposits.

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

Our total deposits as of March 31, 2026, were $20.20 billion, compared to $20.18 billion as of December 31, 2025. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.60 billion at March 31, 2026, compared to $15.47 billion at December 31, 2025, an increase of $130.3 million. Total time deposits decreased $111.6 million to $4.60 billion at March 31, 2026, from $4.71 billion at December 31, 2025. We had $1.91 billion and $1.89 billion of brokered deposits at March 31, 2026, and December 31, 2025, respectively. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 11 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the three months ended March 31, 2026 and the year ended December 31, 2025.

Table 11: Average Deposit Balances and Rates

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$4,229,952	—%	$4,379,001	—%
Interest bearing transaction and savings deposits	11,328,148	2.06%	11,102,447	2.39%
Time deposits	4,678,058	3.46%	5,412,448	3.90%
Total	$20,236,158	1.96%	$20,893,896	2.28%

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $762.5 million and $620.0 million at March 31, 2026 and December 31, 2025, respectively. The outstanding balance for March 31, 2026 includes $431.6 million in FHLB advances; $315.7 million in subordinated notes and unamortized debt issuance costs; and $15.2 million of other long-term debt. FHLB advances outstanding at March 31, 2026 are primarily whole loan advances, which are due less than one year from origination and therefore are classified as short-term advances.

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

For information about the regulatory capital treatment of the 2025 Notes, see the section “Capital—Risk-Based Capital.”

CAPITAL

Overview

At March 31, 2026, total capital was $3.44 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At March 31, 2026, our common equity to asset ratio was 13.92% compared to 13.93% at year-end 2025.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

Stock Repurchase Program

In January 2024, our Board of Directors authorized a stock repurchase program (“2024 Program”) under which we could repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2024 Program terminated in January 2026, and our Board of Directors authorized a new stock repurchase program in January 2026 (“2026 Program”) under which we may repurchase up to $175.0 million of our Class A common stock currently issued and outstanding. The 2026 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and will terminate on January 31, 2028 (unless terminated sooner).

Under the 2026 Program, which replaced the 2024 Program, we may repurchase shares of our common stock through open market and privately negotiated transactions or otherwise. The timing, pricing, and amount of any repurchases under the 2026 Program will be determined by management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our working capital and investment requirements, general market and economic conditions, and legal requirements. The 2026 Program does not obligate us to repurchase any common stock and may be modified, discontinued, or suspended at any time without prior notice. We anticipate funding for this 2026 Program to come from available sources of liquidity, including cash on hand and future cash flow.

No shares were repurchased during the three month periods ended March 31, 2026 and 2025. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.2150 per share for the first three months of 2026 compared to $0.2125 per share for the first three months of 2025, an increase of $0.0025, or 1%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2026, we met all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The Company’s risk-based capital ratios at March 31, 2026 and December 31, 2025 are presented in Table 12 below:

Table 12: Risk-Based Capital

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Tier 1 capital:
Stockholders’ equity	$3,437,734	$3,419,240
Goodwill and other intangible assets	(1,370,562)	(1,374,839)
Unrealized loss on available-for-sale securities, net of income taxes	314,365	293,130
Total Tier 1 capital	2,381,537	2,337,531
Tier 2 capital:
Subordinated notes and debentures	315,700	317,714
Qualifying allowance for credit losses and reserve for unfunded commitments	255,537	250,006
Total Tier 2 capital	571,237	567,720
Total risk-based capital	$2,952,774	$2,905,251

Risk weighted assets	$20,565,445	$20,106,493

Assets for leverage ratio	$23,487,513	$23,224,638

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.58%	11.63%
Tier 1 leverage ratio	10.14%	10.06%
Tier 1 risk-based capital ratio	11.58%	11.63%
Total risk-based capital ratio	14.36%	14.45%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Qualifying subordinated debt of $315.7 million and $317.7 million is included as Tier 2 and total capital of the Company for periods ended March 31, 2026 and December 31, 2025, respectively.

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

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve, as well as legislative and regulatory changes); general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; the effects of a government shutdown, changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, loan demand, deposit flows, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock, specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry, including but not limited to artificial intelligence; cyber threats, attacks or events, including at third parties on which we rely for key services; the ability to collect amounts due under loan agreements; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgments, settlements, fines and other outcomes of pending or future litigation or government actions; changes in tariff policies; general economic and market conditions; changes in governmental administration; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; fraud that results in material losses or that we have not discovered yet that may result in material losses; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; increased delinquency and foreclosure rates on commercial real estate and other loans; significant increases in nonaccrual loan balances; the effects of government legislation, including tax rules and regulations or changes or interpretations thereof; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, cell-phone/tablet, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned and other cautionary statements set forth elsewhere in this report.

Additional information on factors that might cause the Company’s results to differ materially from those disclosed in the forward-looking statements is included in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report, the Company’s annual report on Form 10-K for the year ended December 31, 2025, and related disclosures in other filings with the SEC, which are available on the SEC’s website at www.sec.gov. Many of these factors are beyond our ability to predict or control, and actual results could differ materially from those projected in or contemplated by the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, our past financial performance should not be relied upon as an indication of future performance. Further, there can be no guarantee that the Board of Directors of the Company will approve a quarterly dividend in future quarters, and the timing, payment and amount of future dividends (if any) is subject to, among other things, the discretion of the Company’s Board of Directors and may differ significantly from past dividends.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch right sizing costs, FDIC special assessment, termination of vendor and software services, early retirement program costs, professional services, loss on sale of equipment finance business and tax effect}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), and adjusted noninterest expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.402 billion and $1.405 billion total goodwill and other intangible assets for the periods ended March 31, 2026 and December 31, 2025, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 13: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except per share data)	2026	2025	2025
Net income available to common stockholders	$68,544	$78,078	$32,388
Certain items:
Loss on sale of equipment finance business	—	1,118	—
FDIC Special Assessment	(1,984)	—	—
Professional services	1,200	—	—
Early retirement program	283	—	—
Termination of vendor and software services	—	12	—
Branch right sizing (net)	531	85	994
Tax effect (1)	(8)	(318)	(260)
Certain items, net of tax	22	897	734
Adjusted earnings (non-GAAP)	$68,566	$78,975	$33,122

Diluted earnings per share(2)	$0.47	$0.54	$0.26
Certain items:
Loss on sale of equipment finance business	—	0.01	—
FDIC Special Assessment	(0.01)	—	—
Professional services	0.01	—	—
Early retirement program	—	—	—
Termination of vendor and software services	—	—	—
Branch right sizing (net)	—	—	—
Tax effect (1)	—	(0.01)	—
Certain items, net of tax	—	—	—
Adjusted diluted earnings per share (non-GAAP)	$0.47	$0.54	$0.26
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 15, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 14 below for the reconciliation of adjusted noninterest expense for the periods presented.

Table 14: Reconciliations of Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2026	2025	2025
Noninterest expense	$140,673	$139,862	$144,580
Certain items:
Early retirement program	(283)	—	—
Termination of vendor and software services	—	(12)	—
FDIC Special Assessment	1,984	—	—
Professional services	(1,200)	—	—
Loss on sale of equipment finance business	—	(1,118)	—
Branch right sizing	(531)	(85)	(994)
Total certain items	(30)	(1,215)	(994)
Adjusted noninterest expense (non-GAAP)	$140,643	$138,647	$143,586

See Table 15 below for the reconciliation of tangible book value per share.

Table 15: Reconciliation of Tangible Book Value per Share (non-GAAP)

	March 31,	December 31,
(In thousands, except per share data)	2026	2025
Total common stockholders’ equity	$3,437,734	$3,419,240
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(81,325)	(84,423)
Total intangibles	(1,402,124)	(1,405,222)
Tangible common stockholders’ equity	$2,035,610	$2,014,018
Shares of common stock outstanding	145,058,545	144,762,817

Book value per common share	$23.70	$23.62

Tangible book value per share (non-GAAP)	$14.03	$13.91

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Total common stockholders’ equity	$3,437,734	$3,419,240
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(81,325)	(84,423)
Total intangibles	(1,402,124)	(1,405,222)
Tangible common stockholders’ equity	$2,035,610	$2,014,018

Total assets	$24,692,783	$24,540,877
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(81,325)	(84,423)
Total intangibles	(1,402,124)	(1,405,222)
Tangible assets	$23,290,659	$23,135,655

Ratio of common equity to assets	13.92%	13.93%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.74%	8.71%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At March 31, 2026, undivided profits of Simmons Bank were approximately $133.6 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of March 31, 2026, Simmons Bank had approximately $435.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. Approximately $5.83 billion of these lines of credit are currently available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. All of the investment portfolio was classified as available-for-sale or assets held for trading as of March 31, 2026, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of March 31, 2026, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 0.97% and 1.98%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in negative variances in net interest income of 2.08% and 3.70%, respectively, relative to the base case over the next 12 months.

These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any potential management actions or strategic responses that we might undertake in response to changes in prevailing market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

The table below presents our sensitivity to net interest income at March 31, 2026:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	1.98%
Up 100 basis points	0.97%
Down 100 basis points	(2.08)%
Down 200 basis points	(3.70)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:    Other Information

Item 1.     Legal Proceedings

The information contained in Note 11, Contingent Liabilities, of the Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.     Risk Factors

Other than as set forth below, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Although we and our third party service providers devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security systems and those of our third-party service providers will provide absolute security. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. The techniques used in cyber-attacks change rapidly and are increasingly sophisticated, including through the use of generative artificial intelligence and deepfakes, and we expect in the future through the use of quantum computing, and we may not be able to anticipate cyber-attacks or data security breaches.

Despite our efforts and those of our third party service providers to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as artificial intelligence continues to evolve and we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. Furthermore, because certain of our employees are working, or may work, remotely, there is an increased risk of disruption to our systems because remote networks and infrastructure may not be as secure as in our office environment. If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

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

Recently, the financial services industry has experienced rapid developments in artificial intelligence, including agentic artificial intelligence. The use of artificial intelligence models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for artificial intelligence is uncertain and rapidly involving, potentially increasing compliance costs and risks of noncompliance. We may be exposed to the risk that generative artificial intelligence models may produce incorrect outputs, release confidential information, reflect biases, or otherwise cause harm. Their complexity may make it challenging to understand all outputs and comply with documentation or explanation requirements. Further, regulators have warned financial institutions of an increased risk of cyber attacks with the use of artificial intelligence. Any of these risk could adversely affect our business, expose us to liability or other adverse legal or regulatory consequences, or otherwise adversely affect our financial results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In January 2024, we announced a stock repurchase program (“2024 Program”) under which we could repurchase up to $175.0 million of our Class A Common Stock currently issued and outstanding. The 2024 Program terminated in January 2026, and the Company’s Board of Directors authorized a new stock repurchase program in January 2026 (“2026 Program”) under which the Company may repurchase up to $175.0 million of its Class A common stock currently issued and outstanding. The 2026 Program will be executed in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and is set to terminate on January 31, 2028 (unless terminated sooner). The timing, pricing, and amount of any repurchases under the 2026 Program will be determined by the Company’s management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of the Company’s common stock, corporate considerations, the Company’s working capital and investment requirements, general market and economic conditions, and legal requirements.

Information concerning our purchases of common stock during the quarter ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$175,000,000
February 1, 2026 - February 28, 2026	—	—	—	$175,000,000
March 1, 2026 - March 31, 2026	—	—	—	$175,000,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	First Amendment to Executive Change in Control Severance Agreement for James M. Brogdon dated February 27, 2026 (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on March 3, 2026 (File No. 000-06253)).
10.2	Executive Change in Control Severance Agreement for Jonathan Schneider dated February 27, 2026.*
10.3	Indemnification Agreement for Jonathan Schneider dated February 27, 2026.*
10.4	Executive Change in Control Severance Agreement for Brian Jackson dated February 27, 2026.*
10.5	Indemnification Agreement for Brian Jackson dated February 27, 2026.*

Exhibit No.	Description
10.6	Form of Associated Restricted Stock Unit Award Agreement (2023 Plan – 2026 Form).*
10.7	Form of Performance Share Unit Award Agreement (2023 Plan – 2026 Form).*
10.8	Form of Performance Cash Award Agreement (2023 Plan – 2026 Form).*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
14.2	Simmons First National Corporation Finance Group Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
15.1	Awareness Letter of Forvis Mazars, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, President and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, President and Chief Executive Officer.**
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.**
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	May 6, 2026	/s/ James M. Brogdon
James M. Brogdon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2026	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)