Form 10-Q
period 2026-06-30
SIMMONS FIRST NATIONAL CORP
filed 2026-08-05
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2026, was 144,513,789.

Simmons First National Corporation
Quarterly Report on Form 10-Q
June 30, 2026

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
June 30, 2026 and December 31, 2025

	June 30,	December 31,
(In thousands, except share data)	2026	2025
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$377,602	$380,439
Interest bearing balances due from banks and federal funds sold	211,882	331,474
Cash and cash equivalents	589,484	711,913
Interest bearing balances due from banks - time	100	100
Available-for-sale, (amortized cost of $3,439,526 and $3,642,809 at June 30, 2026 and December 31, 2025, respectively)	3,077,181	3,266,221
Mortgage loans held for sale	16,450	17,438
Assets held in trading accounts	14,541	11,685
Loans	18,062,369	17,492,179
Allowance for credit losses on loans	(238,227)	(224,377)
Net loans	17,824,142	17,267,802
Premises and equipment	552,435	561,220
Foreclosed assets and other real estate owned	11,080	12,009
Interest receivable	103,016	104,062
Bank owned life insurance	545,252	540,001
Goodwill	1,320,799	1,320,799
Other intangible assets	78,228	84,423
Other assets	644,108	643,204
Total assets	$24,776,816	$24,540,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,350,474	$4,330,211
Interest bearing transaction accounts and savings deposits	11,133,265	11,141,169
Time deposits	4,244,371	4,712,658
Total deposits	19,728,110	20,184,038
Federal funds purchased and securities sold under agreements to repurchase	46,216	21,383
Other borrowings	941,256	302,253
Subordinated notes and debentures	312,028	317,714
Accrued interest and other liabilities	267,347	296,249
Total liabilities	21,294,957	21,121,637

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at June 30, 2026 and December 31, 2025; 144,442,482 and 144,762,817 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,444	1,448
Surplus	2,837,845	2,846,581
Undivided profits	937,307	864,341
Accumulated other comprehensive loss	(294,737)	(293,130)
Total stockholders’ equity	3,481,859	3,419,240
Total liabilities and stockholders’ equity	$24,776,816	$24,540,877

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income
Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$274,271	$265,373	$541,558	$523,128
Interest bearing balances due from banks and federal funds sold	2,058	2,531	4,378	5,234
Investment securities	31,013	46,898	62,895	94,155
Mortgage loans held for sale	202	221	405	343
Assets held in trading accounts	136	—	258	—
TOTAL INTEREST INCOME	307,680	315,023	609,494	622,860

INTEREST EXPENSE
Deposits	95,532	126,339	193,134	256,793
Federal funds purchased and securities sold under agreements to repurchase	426	59	462	172
Other borrowings	5,873	10,613	7,619	18,327
Subordinated notes and debentures	5,222	6,188	10,484	12,322
TOTAL INTEREST EXPENSE	107,053	143,199	211,699	287,614

NET INTEREST INCOME	200,627	171,824	397,795	335,246
Provision for credit losses	17,434	11,945	32,056	38,742

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	183,193	159,879	365,739	296,504

NONINTEREST INCOME
Service charges on deposit accounts	12,329	12,588	24,985	25,223
Debit and credit card fees	9,008	8,567	17,511	17,013
Wealth management fees	10,240	9,464	20,773	19,093
Mortgage lending income	1,994	1,687	3,848	3,700
Bank owned life insurance income	4,218	3,890	8,436	7,982
Other service charges and fees	1,551	1,321	3,157	2,654
Other income	8,599	4,837	13,426	12,844
TOTAL NONINTEREST INCOME	47,939	42,354	92,136	88,509

NONINTEREST EXPENSE
Salaries and employee benefits	75,590	73,862	151,475	148,686
Occupancy expense, net	14,715	11,844	26,933	24,495
Furniture and equipment expense	5,739	5,474	11,162	10,939
Other real estate and foreclosure expense	695	216	1,010	414
Deposit insurance	4,450	4,917	6,745	10,308
Other operating expenses	46,550	42,276	91,087	88,327
TOTAL NONINTEREST EXPENSE	147,739	138,589	288,412	283,169

INCOME BEFORE INCOME TAXES	83,393	63,644	169,463	101,844
Provision for income taxes	16,702	8,871	34,228	14,683

NET INCOME	$66,691	$54,773	$135,235	$87,161
BASIC EARNINGS PER SHARE	$0.46	$0.43	$0.93	$0.69
DILUTED EARNINGS PER SHARE	$0.46	$0.43	$0.93	$0.69
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
NET INCOME	$66,691	$54,773	$135,235	$87,161

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) arising during the period on available-for-sale securities	31,973	(9,297)	10,192	(5,019)
Less: Net change in hedging instruments	5,400	14,212	12,368	33,399
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(5,653)	—	(11,355)
Other comprehensive income (loss), before tax effect	26,573	(17,856)	(2,176)	(27,063)
Less: Tax effect of other comprehensive income (loss)	6,945	(4,666)	(569)	(7,073)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	19,628	(13,190)	(1,607)	(19,990)

COMPREHENSIVE INCOME	$86,319	$41,583	$133,628	$67,171

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025

(In thousands)	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$135,235	$87,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,944	20,967
Provision for credit losses	32,056	38,742
Net amortization of investment securities and assets	2,869	8,207
Net amortization on borrowings	198	76
Stock-based compensation expense	6,990	8,612
Loss (gain) on sale of closed branches	3,193	(245)
Loss (gain) on sale of foreclosed assets and other real estate owned	54	(214)
Gain on sale of mortgage loans held for sale	(4,407)	(3,856)
Loss on sale of loans	—	22
Deferred income taxes	17,070	(2,745)
Income from bank owned life insurance	(9,217)	(7,989)
Originations of mortgage loans held for sale	(158,113)	(133,193)
Proceeds from sale of mortgage loans held for sale	163,508	131,494
Changes in assets and liabilities:
Interest receivable	1,046	2,800
Assets held in trading accounts	(2,856)	—
Other assets	(1,795)	(18,601)
Accrued interest and other liabilities	(14,389)	(10,072)
Income taxes payable	(6,526)	(10,727)
Net cash provided by operating activities	184,860	110,439

INVESTING ACTIVITIES
Net change in loans	(667,862)	(146,363)
Proceeds from sale of loans	78,992	18,814
Proceeds from sale of closed branches	3,272	15,202
Purchases of premises and equipment, net	(25,300)	(21,486)
Proceeds from sale of foreclosed assets and other real estate owned	3,029	5,181
Proceeds from maturities of available-for-sale securities	185,299	218,417
Purchases of available-for-sale securities	(18,594)	(55,553)
Proceeds from maturities of held-to-maturity securities	—	41,152
Purchases of bank owned life insurance	—	(15,697)
Surrender of bank owned life insurance	—	19,403
Proceeds from bank owned life insurance death benefits	3,966	607
Net cash (used in) provided by investing activities	(437,198)	79,677

FINANCING ACTIVITIES
Net change in deposits	(455,928)	(60,760)
Proceeds from issuance of other borrowed funds	1,355,000	1,480,000
Repayments of other borrowed funds	(715,997)	(1,591,023)
Dividends paid on common stock	(62,269)	(53,532)
Net change in federal funds purchased and securities sold under agreements to repurchase	24,833	(5,803)
Net shares cancelled under stock compensation plans	(2,323)	(2,749)
Shares issued under employee stock purchase plan	838	836
Repurchases of common stock	(14,245)	—
Net cash provided by (used in) financing activities	129,909	(233,031)

DECREASE IN CASH AND CASH EQUIVALENTS	(122,429)	(42,915)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	711,913	687,377

CASH AND CASH EQUIVALENTS, END OF PERIOD	$589,484	$644,462
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended June 30, 2026 and 2025

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended June 30, 2026
Balance, March 31, 2026 (Unaudited)	$1,451	$2,848,952	$(314,365)	$901,696	$3,437,734

Comprehensive income	—	—	19,628	66,691	86,319
Stock-based compensation plans, net – 46,019 shares	—	3,131	—	—	3,131
Stock repurchases – 662,082 shares	(7)	(14,238)	—	—	(14,245)
Dividends on common stock – $0.2150 per share	—	—	—	(31,080)	(31,080)

Balance, June 30, 2026 (Unaudited)	$1,444	$2,837,845	$(294,737)	$937,307	$3,481,859

Three Months Ended June 30, 2025
Balance, March 31, 2025 (Unaudited)	$1,259	$2,515,372	$(367,710)	$1,382,564	$3,531,485

Comprehensive (loss) income	—	—	(13,190)	54,773	41,583
Stock-based compensation plans, net – 69,426 shares	1	2,914	—	—	2,915
Dividends on common stock – $0.2125 per share	—	—	—	(26,773)	(26,773)

Balance, June 30, 2025 (Unaudited)	$1,260	$2,518,286	$(380,900)	$1,410,564	$3,549,210
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2026 and 2025

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Six Months Ended June 30, 2026
Balance, December 31, 2025	$1,448	$2,846,581	$(293,130)	$864,341	$3,419,240

Comprehensive (loss) income	—	—	(1,607)	135,235	133,628
Stock issued for employee stock purchase plan – 49,279 shares	—	838	—	—	838
Stock-based compensation plans, net – 292,468 shares	3	4,664	—	—	4,667
Stock repurchases - 662,082 shares	(7)	(14,238)	—	—	(14,245)
Dividends on common stock – $0.4300 per share	—	—	—	(62,269)	(62,269)

Balance, June 30, 2026 (Unaudited)	$1,444	$2,837,845	$(294,737)	$937,307	$3,481,859

Six Months Ended June 30, 2025
Balance, December 31, 2024	$1,257	$2,511,590	$(360,910)	$1,376,935	$3,528,872

Comprehensive (loss) income	—	—	(19,990)	87,161	67,171
Stock issued for employee stock purchase plan – 46,857 shares	—	836	—	—	836
Stock-based compensation plans, net – 297,851 shares	3	5,860	—	—	5,863
Dividends on common stock – $0.4250 per share	—	—	—	(53,532)	(53,532)

Balance, June 30, 2025 (Unaudited)	$1,260	$2,518,286	$(380,900)	$1,410,564	$3,549,210

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, equipment lending, insurance and Small Business Administration (“SBA”) lending) from approximately 220 financial centers as of June 30, 2026, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

Purchased Loans - In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”), that expands the scope of the “gross-up” method, formerly applicable only to PCD assets, to include acquired non-PCD loans that meet certain criteria, now referred to as purchased seasoned loans (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for the Company, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. The adoption of ASU 2025-08 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), that requires footnote disclosure about specific expenses by requiring companies to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization and (v) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s operations, financial position or disclosures.

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

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of June 30, 2026 or December 31, 2025.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

June 30, 2026
U.S. Government agencies	$45,008	$—	$4	$(587)	$44,425
Mortgage-backed securities	2,254,293	—	665	(193,198)	2,061,760
State and political subdivisions	1,030,971	—	32	(165,536)	865,467
Other securities	109,254	—	3	(3,728)	105,529
Total AFS	$3,439,526	$—	$704	$(363,049)	$3,077,181

December 31, 2025
U.S. Government agencies	$47,786	$—	$6	$(620)	$47,172
Mortgage-backed securities	2,385,646	—	6,072	(189,760)	2,201,958
State and political subdivisions	1,046,121	—	42	(187,092)	859,071
Other securities	163,256	—	209	(5,445)	158,020
Total AFS	$3,642,809	$—	$6,329	$(382,917)	$3,266,221

As of June 30, 2026, AFS MBS consisted of $562.5 million and $1.50 billion of commercial MBS and residential MBS, respectively. As of December 31, 2025, AFS MBS consisted of $597.4 million and $1.60 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on AFS securities at June 30, 2026 was $21.6 million, and is included in interest receivable on the consolidated balance sheet. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
June 30, 2026
U.S. Government agencies	$—	$—	$43,291	$(587)	$43,291	$(587)
Mortgage-backed securities	210,440	(871)	1,559,771	(192,327)	1,770,211	(193,198)
State and political subdivisions	7,227	(14)	835,710	(165,522)	842,937	(165,536)
Other securities	9,936	(16)	81,411	(3,712)	91,347	(3,728)
Total AFS	$227,603	$(901)	$2,520,183	$(362,148)	$2,747,786	$(363,049)

December 31, 2025
U.S. Government agencies	$2,247	$(17)	$43,767	$(603)	$46,014	$(620)
Mortgage-backed securities	15,305	(74)	1,672,723	(189,686)	1,688,028	(189,760)
State and political subdivisions	5,757	(969)	824,265	(186,123)	830,022	(187,092)
Other securities	—	—	96,176	(5,445)	96,176	(5,445)
Total AFS	$23,309	$(1,060)	$2,636,931	$(381,857)	$2,660,240	$(382,917)

As of June 30, 2026, the Company’s investment portfolio included $3.08 billion of AFS securities, of which $2.75 billion, or 89.3%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of June 30, 2026. Activity in the allowance for credit losses by investment security type for the three and six months ended June 30, 2025 on the Company’s HTM securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s AFS portfolio recorded for the three and six month periods ended June 30, 2026 or 2025.

Income earned on securities for the three and six months ended June 30, 2026 and 2025, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Taxable:
Held-to-maturity	$—	$10,224	$—	$20,623
Available-for-sale	25,472	21,009	51,783	42,194

Non-taxable:
Held-to-maturity	—	10,052	—	20,103
Available-for-sale	5,541	5,613	11,112	11,235
Total	$31,013	$46,898	$62,895	$94,155

The amortized cost and estimated fair value by maturity of AFS securities as of June 30, 2026 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
One year or less	$1,129	$1,122
After one through five years	83,447	82,662
After five through ten years	93,730	89,529
After ten years	1,006,734	841,915
Securities not due on a single maturity date	2,254,293	2,061,760
Other securities (no maturity)	193	193
Total	$3,439,526	$3,077,181

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.83 billion at June 30, 2026 and $2.04 billion at December 31, 2025.

There were no gross realized gains and no gross realized losses from the call or sale of securities during the three and six months ended June 30, 2026 and 2025, as they were recognized at book value of the security.

The Company has entered into various hedging transactions to help mitigate the impact of changing interest rates on the fair value of AFS securities. See Note 22, Derivative Instruments, for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

NOTE 3: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At June 30, 2026, the Company’s loan portfolio was $18.06 billion, compared to $17.49 billion at December 31, 2025. The various categories of loans are summarized as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$174,148	$175,760
Other consumer	99,117	115,472
Total consumer	273,265	291,232
Real Estate:
Construction and development	2,577,630	2,873,807
Single family residential	2,564,282	2,607,450
Other commercial	8,828,771	8,289,968
Total real estate	13,970,683	13,771,225
Commercial:
Commercial	2,516,607	2,382,339
Agricultural	426,522	306,300
Total commercial	2,943,129	2,688,639
Other	875,292	741,083
Total loans	$18,062,369	$17,492,179

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $1.7 million and $3.3 million at June 30, 2026 and December 31, 2025, respectively, and (ii) deferred origination costs and fees of $3.8 million and $5.4 million at June 30, 2026 and December 31, 2025, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $81.4 million and $80.3 million at June 30, 2026 and December 31, 2025, respectively, and is included in interest receivable on the consolidated balance sheets.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$499	$568
Other consumer	196	386
Total consumer	695	954
Real estate:
Construction and development	55,536	17,516
Single family residential	43,534	33,345
Other commercial	46,033	45,417
Total real estate	145,103	96,278
Commercial:
Commercial	19,172	13,458
Agricultural	325	1,098
Total commercial	19,497	14,556
Other	—	3
Total	$165,295	$111,791

As of June 30, 2026 and December 31, 2025, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $23.3 million and $18.0 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
June 30, 2026
Consumer:
Credit cards	$2,973	$701	$3,674	$170,474	$174,148	$610
Other consumer	655	121	776	98,341	99,117	—
Total consumer	3,628	822	4,450	268,815	273,265	610
Real estate:
Construction and development	106	54,747	54,853	2,522,777	2,577,630	—
Single family residential	17,133	22,083	39,216	2,525,066	2,564,282	—
Other commercial	36,510	44,429	80,939	8,747,832	8,828,771	143
Total real estate	53,749	121,259	175,008	13,795,675	13,970,683	143
Commercial:
Commercial	2,989	12,563	15,552	2,501,055	2,516,607	—
Agricultural	34	292	326	426,196	426,522	—
Total commercial	3,023	12,855	15,878	2,927,251	2,943,129	—
Other	588	—	588	874,704	875,292	—
Total	$60,988	$134,936	$195,924	$17,866,445	$18,062,369	$753

December 31, 2025
Consumer:
Credit cards	$2,414	$751	$3,165	$172,595	$175,760	$697
Other consumer	1,073	166	1,239	114,233	115,472	—
Total consumer	3,487	917	4,404	286,828	291,232	697
Real estate:
Construction and development	13,344	17,418	30,762	2,843,045	2,873,807	—
Single family residential	34,731	15,690	50,421	2,557,029	2,607,450	—
Other commercial	10,879	38,047	48,926	8,241,042	8,289,968	148
Total real estate	58,954	71,155	130,109	13,641,116	13,771,225	148
Commercial:
Commercial	2,755	10,672	13,427	2,368,912	2,382,339	103
Agricultural	14	598	612	305,688	306,300	—
Total commercial	2,769	11,270	14,039	2,674,600	2,688,639	103
Other	—	3	3	741,080	741,083	—
Total	$65,210	$83,345	$148,555	$17,343,624	$17,492,179	$948

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the three and six month periods ended June 30, 2026.

		Percent of		Percent of
	Interest Rate	Total Class		Total Class
(Dollars in thousands)	Reduction	of Loans	Term Extension	of Loans
Three Months Ended June 30, 2026
Real estate:
Single family residential	$58	—%	$—	—%
Total real estate	58		—
Total	$58		$—

Six Months Ended June 30, 2026
Consumer:
Other consumer	$4	—%	$7	0.01%
Total consumer	4		7
Real estate:
Single family residential	220	0.01%	—	—%
Other commercial	2,355	0.03%	—	—%
Total real estate	2,575		—
Total	$2,579		$7

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three and six month periods ended June 30, 2026. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during the period.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. During the six months ended June 30, 2026, there were no loans to borrowers experiencing financial difficulty (modified in the previous twelve months) that had a payment default during the period. There was one CRE loan, related to a downtown St. Louis hotel that was originated pre-pandemic, to a borrower experiencing financial difficulty with a period-end amortized cost basis of $26.7 million that was modified during 2024 which subsequently defaulted during the six months ended June 30, 2025. This CRE loan was placed on nonaccrual status and ultimately charged off during 2025. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At June 30, 2026 and December 31, 2025, the Company had $3.9 million and $4.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At June 30, 2026 and December 31, 2025, the Company had $3.1 million and $3.6 million, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of June 30, 2026, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026 (YTD)	2025	2024	2023	2022	2021 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$170,474	$—	$170,474
30-89 days past due	—	—	—	—	—	—	2,973	—	2,973
90+ days past due	—	—	—	—	—	—	701	—	701
Total consumer - credit cards	—	—	—	—	—	—	174,148	—	174,148
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	3,045	—	3,045
Consumer - other
Delinquency:
Current	29,346	20,676	9,036	4,209	4,193	1,965	28,916	—	98,341
30-89 days past due	32	202	115	39	186	46	35	—	655
90+ days past due	21	16	30	26	10	18	—	—	121
Total consumer - other	29,399	20,894	9,181	4,274	4,389	2,029	28,951	—	99,117
Current-period consumer - other gross charge-offs	—	318	181	67	168	28	54	—	816
Real estate - C&D
Risk rating:
Pass	45,235	138,777	20,424	50,168	31,281	35,976	2,195,981	—	2,517,842
Special mention	—	—	—	—	—	—	1,481	—	1,481
Substandard	—	—	50	41	3,567	43	54,606	—	58,307
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	45,235	138,777	20,474	50,209	34,848	36,019	2,252,068	—	2,577,630
Current-period real estate - C&D gross charge-offs	—	—	—	525	—	308	—	—	833
Real estate - SF residential
Delinquency:
Current	137,934	211,094	159,357	235,367	442,151	742,847	596,316	—	2,525,066
30-89 days past due	246	588	1,939	1,948	2,152	8,267	1,993	—	17,133
90+ days past due	214	4,119	3,347	1,319	5,816	5,568	1,700	—	22,083
Total real estate - SF residential	138,394	215,801	164,643	238,634	450,119	756,682	600,009	—	2,564,282
Current-period real estate - SF residential gross charge-offs	—	837	479	366	138	24	141	—	1,985

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026 (YTD)	2025	2024	2023	2022	2021 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Real estate - other commercial
Risk rating:
Pass	$787,380	$1,368,241	$459,746	$346,954	$1,055,934	$1,389,822	$3,081,081	$—	$8,489,158
Special mention	—	14,102	11,270	800	17,705	8,074	70,355	—	122,306
Substandard	—	8,374	3,973	10,071	18,909	52,847	123,133	—	217,307
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	787,380	1,390,717	474,989	357,825	1,092,548	1,450,743	3,274,569	—	8,828,771
Current-period real estate - other commercial gross charge-offs	—	—	2,109	1,987	1,187	3,693	300	—	9,276
Commercial
Risk rating:
Pass	274,114	264,901	144,761	111,328	121,110	81,365	1,440,045	—	2,437,624
Special mention	—	—	308	505	1,612	856	34,573	—	37,854
Substandard	22	1,975	2,179	3,610	2,013	4,929	26,401	—	41,129
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	274,136	266,876	147,248	115,443	124,735	87,150	1,501,019	—	2,516,607
Current-period commercial - gross charge-offs	16	582	790	199	103	1,013	1,695	—	4,398
Commercial - agriculture
Risk rating:
Pass	57,163	33,797	11,921	9,258	7,195	3,326	302,685	—	425,345
Special mention	—	254	—	—	42	—	43	—	339
Substandard	—	—	7	90	44	104	593	—	838
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	57,163	34,051	11,928	9,348	7,281	3,430	303,321	—	426,522
Current-period commercial - agriculture gross charge-offs	—	491	7	—	21	—	269	—	788
Other
Delinquency:
Current	29,902	97,486	59,963	23,280	124,018	47,926	492,129	—	874,704
30-89 days past due	—	—	588	—	—	—	—	—	588
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	29,902	97,486	60,551	23,280	124,018	47,926	492,129	—	875,292
Current-period other - gross charge-offs	—	—	—	—	—	—	124	—	124
Total	$1,361,609	$2,164,602	$889,014	$799,013	$1,837,938	$2,383,979	$8,626,214	$—	$18,062,369

The following table presents a summary of loans by credit quality indicator, as of December 31, 2025, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$172,595	$—	$172,595
30-89 days past due	—	—	—	—	—	—	2,414	—	2,414
90+ days past due	—	—	—	—	—	—	751	—	751
Total consumer - credit cards	—	—	—	—	—	—	175,760	—	175,760
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,370	—	6,370
Consumer - other
Delinquency:
Current	61,242	14,933	7,889	6,942	2,029	864	20,334	—	114,233
30-89 days past due	315	344	97	244	39	—	34	—	1,073
90+ days past due	31	55	34	39	3	—	4	—	166
Total consumer - other	61,588	15,332	8,020	7,225	2,071	864	20,372	—	115,472
Current-period consumer - other gross charge-offs	166	933	387	679	64	36	129	—	2,394
Real estate - C&D
Risk rating:
Pass	143,444	32,104	81,866	35,266	22,861	22,127	2,477,812	—	2,815,480
Special mention	—	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	46	3,578	12	39	51,371	—	55,046
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	143,444	32,104	81,912	38,844	22,873	22,166	2,532,464	—	2,873,807
Current-period real estate - C&D gross charge-offs	—	303	—	—	4	21	14	—	342
Real estate - SF residential
Delinquency:
Current	240,137	180,340	264,324	475,155	254,727	578,426	563,920	—	2,557,029
30-89 days past due	2,013	2,087	3,187	8,148	2,080	14,425	2,791	—	34,731
90+ days past due	54	445	2,804	4,983	180	5,024	2,200	—	15,690
Total real estate - SF residential	242,204	182,872	270,315	488,286	256,987	597,875	568,911	—	2,607,450
Current-period real estate - SF residential gross charge-offs	—	309	281	122	47	217	269	—	1,245
Real estate - other commercial
Risk rating:
Pass	1,417,580	514,130	400,008	1,129,929	864,043	797,780	2,730,301	—	7,853,771
Special mention	—	5,123	2,003	27,132	2,126	5,531	127,576	—	169,491
Substandard	4,601	3,600	16,313	20,158	21,763	33,061	167,210	—	266,706
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,422,181	522,853	418,324	1,177,219	887,932	836,372	3,025,087	—	8,289,968
Current-period real estate - other commercial gross charge-offs	192	5,940	26	293	102	1,215	23,720	—	31,488

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	$348,879	$164,847	$142,008	$155,170	$69,768	$37,007	$1,390,040	$—	$2,307,719
Special mention	—	131	600	1,276	174	720	40,752	—	43,653
Substandard	3,380	6,054	2,771	1,696	1,598	4,524	10,941	—	30,964
Doubtful and loss	—	—	—	3	—	—	—	—	3
Total commercial	352,259	171,032	145,379	158,145	71,540	42,251	1,441,733	—	2,382,339
Current-period commercial - gross charge-offs	277	8,849	1,622	5,058	937	9,230	16,229	—	42,202
Commercial - agriculture
Risk rating:
Pass	47,211	16,056	14,185	10,101	3,519	1,793	211,605	—	304,470
Special mention	419	14	—	68	—	—	48	—	549
Substandard	—	20	99	24	8	120	1,010	—	1,281
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	47,630	16,090	14,284	10,193	3,527	1,913	212,663	—	306,300
Current-period commercial - agriculture gross charge-offs	—	6	11	—	—	13	351	—	381
Other
Delinquency:
Current	100,774	62,625	26,085	126,263	25,475	25,607	374,251	—	741,080
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	100,774	62,625	26,085	126,263	25,475	25,610	374,251	—	741,083
Current-period other - gross charge-offs	—	—	—	—	—	—	240	—	240
Total	$2,370,080	$1,002,908	$964,319	$2,006,175	$1,270,405	$1,527,051	$8,351,241	$—	$17,492,179

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of June 30, 2026, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in June 2026 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $106.8 million and $112.4 million as of June 30, 2026 and December 31, 2025, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
June 30, 2026
Construction and development	$44,025	$—	$44,025
Single family residential	—	—	—
Other commercial real estate	60,936	—	60,936
Commercial	—	1,796	1,796
Total	$104,961	$1,796	$106,757

December 31, 2025
Construction and development	$44,114	$—	$44,114
Single family residential	—	—	—
Other commercial real estate	66,266	—	66,266
Commercial	—	1,994	1,994
Total	$110,380	$1,994	$112,374

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2026
Beginning balance, April 1, 2026	$29,825	$188,166	$5,706	$6,211	$229,908
Provision for credit loss expense	3,526	12,889	943	76	17,434
Charge-offs	(3,520)	(5,465)	(1,368)	(350)	(10,703)
Recoveries	812	151	244	381	1,588
Net (charge-offs) recoveries	(2,708)	(5,314)	(1,124)	31	(9,115)
Ending balance, June 30, 2026	$30,643	$195,741	$5,525	$6,318	$238,227

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Six Months Ended June 30, 2026
Beginning balance, January 1, 2026	$27,998	$183,677	$5,991	$6,711	$224,377
Provision for credit loss expense	6,766	23,558	1,867	(135)	32,056
Charge-offs	(5,186)	(12,094)	(3,045)	(940)	(21,265)
Recoveries	1,065	600	712	682	3,059
Net (charge-offs) recoveries	(4,121)	(11,494)	(2,333)	(258)	(18,206)
Ending balance, June 30, 2026	$30,643	$195,741	$5,525	$6,318	$238,227

Activity in the allowance for credit losses for the three and six months ended June 30, 2025 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended June 30, 2025
Beginning balance, April 1, 2025	$39,913	$200,079	$6,117	$6,059	$252,168
Provision for credit loss expense	5,073	5,269	1,338	265	11,945
Charge-offs	(8,257)	(1,450)	(1,702)	(351)	(11,760)
Recoveries	469	87	334	294	1,184
Net (charge-offs) recoveries	(7,788)	(1,363)	(1,368)	(57)	(10,576)
Ending balance, June 30, 2025	$37,198	$203,985	$6,087	$6,267	$253,537

Six Months Ended June 30, 2025
Beginning balance, January 1, 2025	$41,587	$181,962	$6,007	$5,463	$235,019
Provision for credit loss expense	6,645	27,712	2,697	1,688	38,742
Charge-offs	(12,500)	(5,875)	(3,162)	(1,484)	(23,021)
Recoveries	1,466	186	545	600	2,797
Net (charge-offs) recoveries	(11,034)	(5,689)	(2,617)	(884)	(20,224)
Ending balance, June 30, 2025	$37,198	$203,985	$6,087	$6,267	$253,537

As of June 30, 2026, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision for credit loss expense for the three and six months ended June 30, 2026 and 2025 reflected the impact of loan growth and updated economic assumptions during the periods, while the three and six months ended June 30, 2025 also included an incremental provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended June 30, 2026 and December 31, 2025. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and six month periods ended June 30, 2026 or 2025, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three and six month periods ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Provision for credit losses related to:
Loans	$17,434	$11,945	$32,056	$38,742
Unfunded commitments	—	—	—	—
Securities - HTM	—	—	—	—
Securities - AFS	—	—	—	—
Total	$17,434	$11,945	$32,056	$38,742

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of June 30, 2026 and December 31, 2025 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Right-of-use lease assets	$37,332	$51,203
Lease liabilities	38,809	53,212

Weighted average remaining lease term	7.14 years	8.04 years
Weighted average discount rate	3.98%	4.18%

Operating lease cost for the three and six month periods ended June 30, 2026 was $6.8 million and $10.6 million, respectively, as compared to $3.8 million and $8.0 million for the same periods in 2025.

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Right-of-use lease assets	$37,332	$51,203
Premises and equipment:
Land	115,987	117,172
Buildings and improvements	434,706	417,866
Furniture, fixtures and equipment	131,826	129,891
Software	66,362	65,702
Construction in progress	24,409	25,966
Accumulated depreciation and amortization	(258,187)	(246,580)
Total premises and equipment, net	$552,435	$561,220

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at June 30, 2026 and December 31, 2025. Goodwill impairment was neither indicated nor recorded during the six months ended June 30, 2026 or the year ended December 31, 2025.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Core deposit premiums:
Balance, beginning of year	$76,390	$87,575
Amortization	(5,378)	(11,185)
Balance, end of period	71,012	76,390
Books of business and other intangibles:
Balance, beginning of year	8,033	9,667
Amortization	(817)	(1,634)
Balance, end of period	7,216	8,033
Total other intangible assets, net	$78,228	$84,423

The carrying basis and accumulated amortization of the Company’s other intangible assets at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Core deposit premiums:
Gross carrying amount	$147,477	$173,305
Accumulated amortization	(76,465)	(96,915)
Core deposit premiums, net	71,012	76,390
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(14,852)	(14,035)
Books of business and other intangibles, net	7,216	8,033
Total other intangible assets, net	$78,228	$84,423

The Company’s estimated remaining amortization expense on other intangible assets as of June 30, 2026 is as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2026	$6,152
	2027	12,218
	2028	11,312
	2029	8,563
	2030	8,160
	Thereafter	31,823
	Total	$78,228

NOTE 7: TIME DEPOSITS

Time deposits included approximately $1.38 billion and $1.50 billion of certificates of deposit over $250,000 at June 30, 2026 and December 31, 2025, respectively. Brokered time deposits were $1.81 billion and $1.89 billion at June 30, 2026 and December 31, 2025, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Income taxes currently payable	$12,578	$10,529	$17,158	$17,428
Deferred income taxes	4,124	(1,658)	17,070	(2,745)
Provision for income taxes	$16,702	$8,871	$34,228	$14,683

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Deferred tax assets:
Loans acquired	$831	$1,241
Allowance for credit losses	55,326	52,923
Valuation of foreclosed assets	31	31
Tax NOLs from acquisition	6,109	6,507
Deferred compensation payable	3,939	3,960
Accrued equity and other compensation	7,674	11,626
Acquired securities	6,987	7,010
Capitalized intangibles(1)	128,719	145,126
Right-of-use lease liability	9,209	12,653
Unrealized loss on AFS securities	96,727	98,492
Allowance for unfunded commitments	6,082	6,094
Other	7,418	7,488
Gross deferred tax assets	329,052	353,151
Deferred tax liabilities:
Goodwill and other intangible amortization	(35,286)	(36,335)
Accumulated depreciation	(21,558)	(22,475)
Right-of-use lease asset	(8,859)	(12,175)
Unrealized gain on swaps	(11,431)	(14,437)
Other	—	(1,271)
Gross deferred tax liabilities	(77,134)	(86,693)

Net deferred tax asset	$251,918	$266,458
_______________________________________
(1)Capitalized intangibles primarily consist of deferred loan origination costs, net with deferred loan origination fees, capitalized under Treas. Reg §1.263(a)-4 and amortized as ordinary deductions over the estimated life of the related loans.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Computed at the statutory rate (21%)	$17,512	$13,365	$35,587	$21,387
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,795	708	2,999	436
Discrete items related to share-based compensation	(89)	(64)	52	131
Tax exempt interest income	(1,797)	(3,809)	(3,585)	(7,617)
Tax exempt earnings on BOLI	(882)	(754)	(1,821)	(1,550)
Federal tax credits	(493)	(653)	(1,038)	(1,300)
Other differences, net	656	78	2,034	3,196
Actual tax provision	$16,702	$8,871	$34,228	$14,683

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $24.9 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $6.2 million and $21.0 million at June 30, 2026 and December 31, 2025, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2026
Repurchase agreements:
U.S. Government agencies	$6,216	$—	$—	$—	$6,216

December 31, 2025
Repurchase agreements:
U.S. Government agencies	$20,983	$—	$—	$—	$20,983

NOTE 10: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at June 30, 2026 and December 31, 2025 consisted of the following components:

	June 30,	December 31,
(In thousands)	2026	2025
Other Borrowings
FHLB advances, net of discount, due 2026 to 2032, 3.75% to 5.53% secured by real estate loans	$926,507	$286,597
Other long-term debt	14,749	15,656
Total other borrowings	941,256	302,253

Subordinated Notes and Debentures
Subordinated notes payable, due 10/1/2035, fixed-to-floating rate (fixed rate of 6.25% through 9/30/2030, floating rate of 3.02% above the three-month SOFR rate, reset quarterly)	325,000	325,000
Unamortized debt issuance costs	(3,633)	(3,831)
Valuation adjustments on hedged subordinated notes payable	(9,339)	(3,455)
Total subordinated notes and debentures	312,028	317,714
Total other borrowings and subordinated debt	$1,253,284	$619,967

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

The Company had total outstanding FHLB advances of $926.5 million and $286.6 million at June 30, 2026 and December 31, 2025, respectively. The outstanding FHLB advances as of June 30, 2026 were primarily overnight advances, which are due less than one year from origination and therefore were classified as short-term advances by the Company. At June 30, 2026, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $7.29 billion and the Company had approximately $5.41 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. The aggregate contractual annual maturities of long-term debt at June 30, 2026, are as follows:

Year	(In thousands)
Remainder of 2026	$789
2027	1,649
2028	2,280
2029	9,689
2030	—
Thereafter	313,877
Total	$328,284

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2026, there were no shares of preferred stock issued or outstanding.

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

During the three and six month periods ended June 30, 2026, the Company repurchased 662,082 shares at an average price of $21.52 per share under the 2026 Program. No shares were repurchased during the three and six month periods ended June 30, 2025. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding future stock repurchases.

NOTE 13: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At June 30, 2026, undivided profits of Simmons Bank were approximately $150.7 million, none of which were available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of June 30, 2026, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 11.60% at June 30, 2026.

NOTE 14: STOCK-BASED COMPENSATION

The Company’s Board of Directors has adopted various stock-based compensation plans, including the Amended and Restated 2023 Stock and Incentive Plan that was approved by shareholders and became effective May 13, 2026. The plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units and stock awards. Pursuant to the plans, shares are reserved for future issuance by the Company upon exercise of stock options or awards of restricted stock, restricted stock units, performance stock units or stock awards granted to directors, officers and other key employees or consultants.

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the six months ended June 30, 2026:

	Stock Options Outstanding		Non-vested Restricted Stock Units Outstanding		Non-vested Performance Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2026	62	$23.51	1,047	$20.24	512	$20.84
Granted	—	—	815	19.88	255	20.12
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	(401)	20.20	(7)	22.21
Forfeited/expired	(62)	23.51	(76)	19.86	(209)	21.26

Balance, June 30, 2026	—	$—	1,385	$20.06	551	$19.94

Exercisable, June 30, 2026	—	$—

Stock-based compensation expense was $7.0 million and $8.6 million during the six month periods ended June 30, 2026 and 2025, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at June 30, 2026. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $25.3 million at June 30, 2026. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.0 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at June 30, 2026. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.65 as of June 30, 2026, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the six months ended June 30, 2026 and 2025.

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

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income available to common stockholders	$66,691	$54,773	$135,235	$87,161

Average common shares outstanding	144,877	125,962	144,888	125,882
Average potential dilutive common shares	447	444	447	444
Average diluted common shares	145,324	126,406	145,335	126,326

Basic earnings per share	$0.46	$0.43	$0.93	$0.69
Diluted earnings per share	$0.46	$0.43	$0.93	$0.69

There were no stock options excluded from the three and six months ended June 30, 2026 earnings per share calculation as there were no outstanding stock options as of June 30, 2026. There were 317,660 stock options excluded from the earnings per share calculation for the three and six months ended June 30, 2025 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the periods.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Six Months Ended June 30,
(In thousands)	2026	2025
Interest paid	$220,219	$301,513
Income taxes paid	12,241	5,635
Transfers of loans to foreclosed assets held for sale	2,154	4,491

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and six months ended June 30, 2026 was $8.6 million and $13.4 million, respectively. Other income for the three and six months ended June 30, 2025 was $4.8 million and $12.8 million, respectively.

Other operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Professional services	$6,142	$6,192	$13,303	$11,059
Postage	2,308	2,250	4,596	4,530
Telephone	1,523	1,594	3,037	3,073
Credit card expense	2,962	3,191	6,069	6,220
Marketing	6,911	6,612	13,611	13,438
Software and technology	11,651	10,485	22,708	20,521
Operating supplies	421	487	707	1,114
Amortization of intangibles	3,097	3,098	6,194	6,625
Other expense	11,535	8,367	20,862	21,747
Total other operating expenses	$46,550	$42,276	$91,087	$88,327

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

The following table provides a summary of the Company’s reportable operating segment results for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income (loss)	$200,180	$447	$200,627	$172,390	$(566)	$171,824
Noninterest income	37,628	10,311	47,939	32,766	9,588	42,354
Total net revenue	237,808	10,758	248,566	205,156	9,022	214,178
Noninterest expense:
Salaries and employee benefits	70,637	4,953	75,590	69,176	4,686	73,862
Occupancy expense, net	14,269	446	14,715	11,361	483	11,844
Furniture and equipment expense	5,689	50	5,739	5,474	—	5,474
Deposit insurance	4,450	—	4,450	4,917	—	4,917
Other operating expenses (1)	46,196	1,049	47,245	40,871	1,621	42,492
Total noninterest expense	141,241	6,498	147,739	131,799	6,790	138,589
Income before provision for credit losses and income taxes	96,567	4,260	100,827	73,357	2,232	75,589
Provision for credit losses	17,434	—	17,434	11,945	—	11,945
Income tax expense	16,702	—	16,702	8,866	5	8,871
Net income	$62,431	$4,260	$66,691	$52,546	$2,227	$54,773

	Six Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income (loss)	$396,862	$933	$397,795	$335,262	$(16)	$335,246
Noninterest income	71,215	20,921	92,136	69,125	19,384	88,509
Total net revenue	468,077	21,854	489,931	404,387	19,368	423,755
Noninterest expense:
Salaries and employee benefits	141,606	9,869	151,475	139,200	9,486	148,686
Occupancy expense, net	26,025	908	26,933	23,535	960	24,495
Furniture and equipment expense	11,112	50	11,162	10,939	—	10,939
Deposit insurance	6,745	—	6,745	10,308	—	10,308
Other operating expenses (1)	89,467	2,630	92,097	85,790	2,951	88,741
Total noninterest expense	274,955	13,457	288,412	269,772	13,397	283,169
Income before provision for credit losses and income taxes	193,122	8,397	201,519	134,615	5,971	140,586
Provision for credit losses	32,056	—	32,056	38,742	—	38,742
Income tax expense	34,224	4	34,228	14,668	15	14,683
Net income	$126,842	$8,393	$135,235	$81,205	$5,956	$87,161

(In thousands)	Community and Commercial Banking	Other	Consolidated
Assets as of:
June 30, 2026	$24,772,161	$4,655	$24,776,816
June 30, 2025	$26,686,838	$6,782	$26,693,620
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

At June 30, 2026, the Company had outstanding commitments to extend credit aggregating approximately $795.8 million and $4.72 billion for credit card commitments and other loan commitments, respectively. At December 31, 2025, the Company had outstanding commitments to extend credit aggregating approximately $799.4 million and $4.19 billion for credit card commitments and other loan commitments, respectively.

As of June 30, 2026, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $28.4 million. At December 31, 2025, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $20.5 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $82.3 million and $72.9 million at June 30, 2026 and December 31, 2025, respectively, with terms ranging from 9 months to 15 years. At June 30, 2026 and December 31, 2025, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $944.4 million and $785.4 million at June 30, 2026 and December 31, 2025, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At June 30, 2026 and December 31, 2025, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Available-for-sale securities
U.S. Government agencies	$44,425	$—	$44,425	$—
Mortgage-backed securities	2,061,760	—	2,061,760	—
State and political subdivisions	865,467	—	865,467	—
Other securities	105,529	—	105,529	—
Mortgage loans held for sale	16,450	—	—	16,450
Assets held in trading accounts	14,541	14,541	—	—
Derivative asset	83,855	—	83,855	—
Derivative liability	(45,982)	—	(45,982)	—

December 31, 2025
Available-for-sale securities
U.S. Government agencies	$47,172	$—	$47,172	$—
Mortgage-backed securities	2,201,958	—	2,201,958	—
States and political subdivisions	859,071	—	859,071	—
Other securities	158,020	—	158,020	—
Mortgage loans held for sale	17,438	—	—	17,438
Assets held in trading accounts	11,685	11,685	—	—
Derivative asset	87,463	—	87,463	—
Derivative liability	(31,522)	—	(31,522)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Individually assessed loans (1) (2) (collateral-dependent)	$106,757	$—	$—	$106,757
Foreclosed assets and other real estate owned (1)	7,845	—	—	7,845

December 31, 2025
Individually assessed loans (1) (2) (collateral-dependent)	$112,374	$—	$—	$112,374
Foreclosed assets and other real estate owned (1)	1,081	—	—	1,081
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $11.6 million and $9.1 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2026 and December 31, 2025, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2026
Financial assets:
Cash and cash equivalents	$589,484	$589,484	$—	$—	$589,484
Interest bearing balances due from banks - time	100	—	100	—	100
Interest receivable	103,016	—	103,016	—	103,016
Loans, net	17,824,142	—	—	17,635,637	17,635,637

Financial liabilities:
Noninterest bearing transaction accounts	4,350,474	—	4,350,474	—	4,350,474
Interest bearing transaction accounts and savings deposits	11,133,265	—	11,133,265	—	11,133,265
Time deposits	4,244,371	—	—	4,229,367	4,229,367
Federal funds purchased and securities sold under agreements to repurchase	46,216	—	46,216	—	46,216
Other borrowings	941,256	—	940,406	—	940,406
Subordinated notes and debentures	312,028	—	327,350	—	327,350
Interest payable	26,163	—	26,163	—	26,163

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash and cash equivalents	$711,913	$711,913	$—	$—	$711,913
Interest bearing balances due from banks - time	100	—	100	—	100
Interest receivable	104,062	—	104,062	—	104,062
Loans, net	17,267,802	—	—	17,056,124	17,056,124

Financial liabilities:
Noninterest bearing transaction accounts	4,330,211	—	4,330,211	—	4,330,211
Interest bearing transaction accounts and savings deposits	11,141,169	—	11,141,169	—	11,141,169
Time deposits	4,712,658	—	—	4,704,667	4,704,667
Federal funds purchased and securities sold under agreements to repurchase	21,383	—	21,383	—	21,383
Other borrowings	302,253	—	301,500	—	301,500
Subordinated notes and debentures	317,714	—	328,419	—	328,419
Interest payable	34,683	—	34,683	—	34,683

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				June 30, 2026		December 31, 2025
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$64,564	$1,001,715	$59,829
Derivative liabilities	Accrued interest and other liabilities	Daily WA SOFR	3.07% - 3.56%	325,000	(9,057)	325,000	(3,337)

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/Liabilities
Line Item on the Balance Sheet (In thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Investment securities - Available-for-sale	$962,791	$970,976	$64,738	$60,013
Subordinated debentures	312,028	317,714	(9,339)	(3,455)

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

The following table summarizes the cash flow hedges recorded in the accompanying consolidated balance sheets:

				June 30, 2026		December 31, 2025
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Variable rate loans	Accrued interest and other liabilities	1M CME Term SOFR	3.18% - 4.05%	$1,000,000	$(16,022)	$1,000,000	$(919)
Variable rate commercial MBS	Accrued interest and other liabilities	SOFR 30A	3.07% - 3.82%	300,000	(1,673)	300,000	317

The following table summarizes the cash flow hedges relationships on the statement of comprehensive income (loss).

	Net Change in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Variable rate loans	$(8,060)	$—	$(15,102)	$—
Variable rate commercial MBS	(776)	—	(1,990)	—

The following table summarizes the gains (losses) related to our fair value and cash flow hedges in the accompanying consolidated statements of income:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Interest Income		Interest Expense	Interest Income		Interest Expense
(In thousands)	Loans (including fees)	Investment securities	Subordinated debentures	Loans (including fees)	Investment securities	Subordinated debentures
Net swap settlement on fair value hedges	$—	$6,251	$78	$—	$8,061	$—

Cash flow hedges:
Amount of derivative gains (losses) reclassified into income	(1,019)	136	—	—	—	—

Total amounts reported on the Consolidated Income Statement	(1,019)	6,387	78	—	8,061	—

	Six Months Ended
	June 30, 2026			June 30, 2025
	Interest Income		Interest Expense	Interest Income		Interest Expense
(In thousands)	Loans (including fees)	Investment securities	Subordinated debentures	Loans (including fees)	Investment securities	Subordinated debentures
Net swap settlement on fair value hedges	$—	$12,436	$34	$—	$16,000	$—

Cash flow hedges:
Amount of derivative gains (losses) reclassified into income	(1,258)	198	—	—	—	—

Total amounts reported on the Consolidated Income Statement	(1,258)	12,634	34	—	16,000	—

As of June 30, 2026, net losses related to the variable rate loans and variable rate commercial MBS in other comprehensive income that are expected to be reclassified into earnings within the next 12 months totaled $6.9 million and $1.4 million, respectively.

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	June 30, 2026		December 31, 2025
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$1,505,189	$19,208	$1,190,958	$26,734
Derivative liabilities	1,506,072	19,148	1,191,858	26,682

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $4.0 million as of June 30, 2026.

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

The Company has no outstanding notional values related to energy hedge swap contracts as of June 30, 2026. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (the “Company”) as of June 30, 2026, and the related consolidated statements of income, comprehensive income (loss), and stockholders’ equity for the three and six month periods ended June 30, 2026 and 2025, and cash flows for the six month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2026

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended June 30, 2026 to our results of operations for the three months ended March 31, 2026, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended March 31, 2026, please refer to our first quarter Form 10-Q filed with the SEC on May 6, 2026.

OVERVIEW

Our net income for the three months ended June 30, 2026 was $66.7 million, or $0.46 diluted earnings per share, compared to net income of $68.5 million, or $0.47 diluted earnings per share, for the three months ended March 31, 2026. Included in the results were certain items related to our branch/real estate rightsizing costs, severance/early retirement program costs, a FDIC special assessment (for the three months ended March 31, 2026) and certain professional services (for the three months ended March 31, 2026). Excluding these certain items and the tax effect, adjusted earnings for the three months ended June 30, 2026 were $72.2 million, or $0.50 adjusted diluted earnings per share, compared to $68.6 million, or $0.47 adjusted diluted earnings per share, for the three months ended March 31, 2026.

Our net income for the six months ended June 30, 2026 was $135.2 million, or $0.93 diluted earnings per share, compared to net income of $87.2 million, or $0.69 diluted earnings per share, for the six months ended June 30, 2025. Included in the results were certain items related to our branch/real estate rightsizing costs, severance/early retirement program costs, a FDIC special assessment (for the six months ended June 30, 2026) and certain professional services (for the six months ended June 30, 2026). Excluding these certain items and the tax effect, adjusted earnings for the six months ended June 30, 2026 were $140.7 million, or $0.97 adjusted diluted earnings per share, compared to $89.2 million, or $0.71 adjusted diluted earnings per share, for the six months ended June 30, 2025.

We believe the asset quality in our portfolio remains sound and reflects our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of June 30, 2026, December 31, 2025, and June 30, 2025 were $166.0 million, $112.7 million, and $157.2 million, respectively. Nonperforming assets as a percent of total assets were 0.72% at June 30, 2026, compared to 0.51% at December 31, 2025 and 0.62% at June 30, 2025.

As of June 30, 2026, stockholders’ equity was $3.48 billion, book value per share was $24.11 and tangible book value per share was $14.42.

Total loans were $18.06 billion at June 30, 2026, compared to $17.49 billion at December 31, 2025. Our unfunded commitments were $4.38 billion and $3.87 billion as of June 30, 2026 and December 31, 2025, respectively. Our commercial loan pipeline totaled $1.43 billion as of June 30, 2026, compared to $1.54 billion at December 31, 2025.

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

Simmons First National Corporation is a Mid-South based financial holding company that, as of June 30, 2026, has approximately $24.8 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgment. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of June 30, 2026. Judgment is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 48% of our loan portfolio and approximately 94% of our time deposits have repriced in one year or less. As of June 30, 2026, our interest rate sensitivity shows that approximately 67% of our loans and 96% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended June 30, 2026, net interest income on a fully taxable equivalent basis was $203.7 million, an increase of $3.5 million, or 1.7%, compared to the three months ended March 31, 2026. The increase in net interest income was primarily the result of a $5.9 million increase in fully tax equivalent interest income, partially offset with a $2.4 million increase in interest expense.

The increase in interest income on a fully taxable equivalent basis primarily resulted from a $7.0 million increase in interest income on loans, moderated by a decrease of $879,000 in interest income on investment securities. The increase in interest income provided by loans reflects a $2.5 million increase related to loan yield, coupled with a $4.6 million increase attributable to loan volume. While the loan yield for the second quarter of 2026 was 6.15% compared to 6.16% from the preceding sequential quarter, the increase during the three months ended June 30, 2026 was due to the additional day during the period. The decrease in interest income on investment securities was primarily related to a $839,000 decrease in interest income on taxable investment securities, which reflects a $1.2 million decrease due to the decline in our investment portfolio average balances related to planned maturities within the portfolio.

The $2.4 million increase in interest expense is primarily due to a $4.1 million increase in interest expense on other borrowings, primarily related to utilization of short term FLHB advances rather than brokered deposits given favorable pricing during the period. Partially offsetting the increase in interest expense during the three months ended June 30, 2026 was a $2.1 million decrease in interest expense on deposits, primarily related to a $3.0 million increase in interest expense attributable to deposit volume over the period, which was moderated by the additional day during the period.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the six month period ended June 30, 2026 increased $55.8 million, or 16.0%, over the same period in 2025. The increase in net interest income on a fully taxable equivalent basis was the result of a $20.2 million decrease in fully taxable equivalent interest income, more than offset by a $75.9 million decrease in interest expense.

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

The decrease in interest income on a fully taxable equivalent basis primarily resulted from a $38.4 million decrease in interest income on investment securities, which reflects a $55.8 million decrease in interest income on investment securities due to the decline in our investment portfolio average balances, which decreased by $2.93 billion or 48.1%. The decrease was partially offset by an increase of $17.4 million in interest income on investment securities due to yield increases over the period of 83 basis points and 43 basis points for our taxable and non-taxable investment security portfolios, respectively. These changes were primarily due to the balance sheet repositioning previously discussed, coupled with pay downs and maturities over the period. An $18.8 million increase in interest income on loans reflects an increase attributable to loan volume of $25.2 million, partially offset by a $6.4 million decrease in interest income related to loan yield due to a 7 basis point decline in loan yield over the comparative period.

The $75.9 million decrease in interest expense is mainly due to the decrease in our deposit account rates over the period. Interest expense decreased $38.2 million due to the decrease in rate of 55 basis points on interest-bearing deposit accounts. A $26.2 million decrease in interest expense was related to the decrease in time deposit volume over the period. Further, a decrease of $10.7 million in interest expense was related to reductions in the amounts outstanding under and rates on wholesale borrowings sources over the comparative period. The decline in wholesale borrowings volume, including brokered time deposits, is largely due to the balance sheet repositioning. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully taxable equivalent basis was 3.84% for the three and six month periods ended June 30, 2026, as well as the three months ended March 31, 2026, 3.01% for the six months ended June 30, 2025. Net interest margin was consistent with the preceding sequential quarter, while net interest margin increased 83 basis points during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in net interest margin on a year over year comparative basis was primarily driven by the balance sheet repositioning, as well as reduced deposit costs and use of wholesale funding over the comparative periods.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended June 30, 2026 and March 31, 2026 and the six months ended June 30, 2026 and 2025, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2026	2026	2026	2025
Interest income	$307,680	$301,814	$609,494	$622,860
FTE adjustment	3,029	3,012	6,041	12,836
Interest income – FTE	310,709	304,826	615,535	635,696
Interest expense	107,053	104,646	211,699	287,614
Net interest income – FTE	$203,656	$200,180	$403,836	$348,082

Yield on earning assets – FTE	5.85%	5.84%	5.85%	5.50%
Cost of interest bearing liabilities	2.59%	2.57%	2.58%	3.15%
Net interest spread – FTE	3.26%	3.27%	3.27%	2.35%
Net interest margin – FTE	3.84%	3.84%	3.84%	3.01%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2026 compared to March 31, 2026	June 30, 2026 compared to June 30, 2025
Increase (decrease) due to change in earning assets	$2,690	$(30,326)
Increase due to change in earning asset yields	3,193	10,165
(Decrease) increase due to change in interest bearing liabilities	(1,212)	35,220
(Decrease) increase due to change in interest rates paid on interest bearing liabilities	(1,195)	40,695
Increase in net interest income	$3,476	$55,754

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended June 30, 2026 and March 31, 2026 and the six months ended June 30, 2026 and 2025, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	June 30, 2026			March 31, 2026
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$199,704	$2,058	4.13	$251,620	$2,320	3.74
Investment securities - taxable	2,301,053	25,472	4.44	2,408,546	26,311	4.43
Investment securities - non-taxable	802,448	7,502	3.75	820,278	7,542	3.73
Mortgage loans held for sale	13,556	202	5.98	13,800	203	5.97
Assets held in trading accounts	14,731	136	3.70	13,748	122	3.60
Loans - including fees	17,956,572	275,339	6.15	17,658,807	268,328	6.16
Total interest earning assets	21,288,064	310,709	5.85	21,166,799	304,826	5.84
Non-earning assets	3,349,957			3,366,206
Total assets	$24,638,021			$24,533,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,192,627	$58,536	2.10	$11,328,148	$57,653	2.06
Time deposits	4,406,355	36,996	3.37	4,678,058	39,949	3.46
Total interest bearing deposits	15,598,982	95,532	2.46	16,006,206	97,602	2.47
Federal funds purchased and securities sold under agreements to repurchase	57,758	426	2.96	17,743	36	0.82
Other borrowings	635,693	5,873	3.71	192,345	1,746	3.68
Subordinated debt and debentures	314,108	5,222	6.67	318,635	5,262	6.70
Total interest bearing liabilities	16,606,541	107,053	2.59	16,534,929	104,646	2.57

Noninterest bearing liabilities:
Noninterest bearing deposits	4,272,088			4,229,952
Other liabilities	280,861			297,864
Total liabilities	21,159,490			21,062,745
Stockholders’ equity	3,478,531			3,470,260
Total liabilities and stockholders’ equity	$24,638,021			$24,533,005
Net interest spread – FTE			3.26			3.27
Net interest margin – FTE		$203,656	3.84		$200,180	3.84

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$225,518	$4,378	3.91	$230,416	$5,234	4.58
Investment securities - taxable	2,354,503	51,783	4.44	3,512,029	62,817	3.61
Investment securities - non-taxable	811,314	15,044	3.74	2,585,931	42,427	3.31
Mortgage loans held for sale	13,678	405	5.97	10,616	343	6.52
Assets held in trading accounts	14,242	258	3.65	—	—	—
Loans - including fees	17,808,514	543,667	6.16	16,983,776	524,875	6.23
Total interest earning assets	21,227,769	615,535	5.85	23,322,768	635,696	5.50
Non-earning assets	3,358,034			3,339,019
Total assets	$24,585,803			$26,661,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,260,013	$116,189	2.08	$11,198,922	$137,003	2.47
Time deposits	4,541,457	76,945	3.42	5,989,526	119,790	4.03
Total interest bearing deposits	15,801,470	193,134	2.46	17,188,448	256,793	3.01
Federal funds purchased and securities sold under agreements to repurchase	37,862	462	2.46	36,161	172	0.96
Other borrowings	415,244	7,619	3.70	834,312	18,327	4.43
Subordinated debt and debentures	316,359	10,484	6.68	366,331	12,322	6.78
Total interest bearing liabilities	16,570,935	211,699	2.58	18,425,252	287,614	3.15

Noninterest bearing liabilities:
Noninterest bearing deposits	4,251,138			4,366,835
Other liabilities	289,311			314,435
Total liabilities	21,111,384			23,106,522
Stockholders’ equity	3,474,419			3,555,265
Total liabilities and stockholders’ equity	$24,585,803			$26,661,787
Net interest spread – FTE			3.27			2.35
Net interest margin – FTE		$403,836	3.84		$348,082	3.01

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three and six months ended June 30, 2026 as compared to the three months ended March 31, 2026 and the six months ended June 30, 2025, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended			Six Months Ended
	June 30, 2026 compared to March 31, 2026			June 30, 2026 compared to June 30, 2025
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$(515)	$253	$(262)	$(109)	$(747)	$(856)
Investment securities - taxable	(1,186)	347	(839)	(23,506)	12,472	(11,034)
Investment securities - non-taxable	(166)	126	(40)	(32,302)	4,919	(27,383)
Mortgage loans held for sale	(4)	3	(1)	93	(31)	62
Assets held in trading accounts	9	5	14	258	—	258
Loans - including fees	4,552	2,459	7,011	25,240	(6,448)	18,792
Total	2,690	3,193	5,883	(30,326)	10,165	(20,161)

Interest expense:
Interest bearing transaction and savings accounts	(696)	1,579	883	743	(21,557)	(20,814)
Time deposits	(2,290)	(663)	(2,953)	(26,249)	(16,596)	(42,845)
Federal funds purchased and securities sold under agreements to repurchase	179	211	390	8	282	290
Other borrowings	4,095	32	4,127	(8,064)	(2,644)	(10,708)
Subordinated notes and debentures	(76)	36	(40)	(1,658)	(180)	(1,838)
Total	1,212	1,195	2,407	(35,220)	(40,695)	(75,915)
Increase in net interest income	$1,478	$1,998	$3,476	$4,894	$50,860	$55,754

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

The provision for credit losses for the three months ended June 30, 2026 was $17.4 million as compared to $14.6 million for the three months ended March 31, 2026. Provision expense for each period was related to loans and reflected loan growth in the quarters, as well as the impact of updated economic assumptions.

For the six months ended June 30, 2026, our provision for credit losses was $32.1 million as compared to $38.7 million for the same period ended June 30, 2025. Provision expense for each period reflected loan growth in the period, as well as the impact of updated economic assumptions, while the provision expense for the six months ended June 30, 2025 also reflected a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period.

NONINTEREST INCOME

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended June 30, 2026, total noninterest income was $47.9 million, an increase of approximately $3.7 million or 8.5%, compared to the three month period ended March 31, 2026. The increase for the three month period ended June 30, 2026 as compared to the preceding sequential quarter is largely due to a $2.1 million Small Business Investment Company (“SBIC”) negative valuation adjustment recorded during the three months ended March 31, 2026, coupled with $1.1 million in net positive SBIC valuation adjustments recorded during the three months ended June 30, 2026. These adjustments are included in “Other income” in the table below.

Noninterest income for the six months ended June 30, 2026 increased by approximately $3.6 million or 4.1% as compared to the six months ended June 30, 2025. While the individual line items were all relatively flat as compared to the same period in 2025, the increase was primarily due to a $1.7 million increase in wealth management fees related to strong performance and more favorable market conditions during the six months ended June 30, 2026.

Table 5 shows noninterest income for the three month periods ended June 30, 2026 and March 31, 2026 and the six months ended June 30, 2026 and 2025, respectively, as well as changes between periods.

Table 5: Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,	March 31,	Change		June 30,	June 30,	Change
(Dollars in thousands)	2026	2026	$	%	2026	2025	$	%
Service charges on deposit accounts	$12,329	$12,656	$(327)	(2.6)%	$24,985	$25,223	$(238)	(0.9)%
Debit and credit card fees	9,008	8,503	505	5.9	17,511	17,013	498	2.9
Wealth management fees	10,240	10,533	(293)	(2.8)	20,773	19,093	1,680	8.8
Mortgage lending income	1,994	1,854	140	7.6	3,848	3,700	148	4.0
Bank owned life insurance income	4,218	4,218	—	—	8,436	7,982	454	5.7
Other service charges and fees	1,551	1,606	(55)	(3.4)	3,157	2,654	503	19.0
Other income	8,599	4,827	3,772	78.1	13,426	12,844	582	4.5
Total noninterest income	$47,939	$44,197	$3,742	8.5%	$92,136	$88,509	$3,627	4.1%

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $33.1 million and $33.3 million for the three month periods ended June 30, 2026 and March 31, 2026, respectively, and was $66.4 million and $64.0 million for the six month periods ended June 30, 2026 and 2025, respectively.

NONINTEREST EXPENSE

Noninterest expense consists of salaries and employee benefits, occupancy, equipment, foreclosure losses and other expenses necessary for our operations. Management remains committed to controlling the level of noninterest expense through the continued use of expense control measures and efficiency initiatives. We utilize an extensive profit planning and reporting system involving all subsidiaries. Based on a needs assessment of the business plan for the upcoming year, monthly and annual profit plans are developed, including manpower and capital expenditure budgets. These profit plans are subject to extensive initial reviews and monitored by management monthly. Variances from the plan are reviewed monthly and, when required, management takes corrective action intended to ensure financial goals are met. We also regularly monitor staffing levels at each subsidiary to ensure productivity and overhead are in line with existing workload requirements.

Noninterest expense was $147.7 million for the three month period ended June 30, 2026, as compared to noninterest expense of $140.7 million for the three month period ended March 31, 2026, representing an increase of $7.1 million, or 5.0%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch/real estate right sizing costs, severance/early retirement program costs, FDIC special assessment (for the three months ended March 31, 2026) and certain professional services (for the three months ended March 31, 2026), for the three months ended June 30, 2026 was $140.3 million, a decrease of $323,000 as compared to the three months ended March 31, 2026.

Noninterest expense for the six months ended June 30, 2026 increased by approximately $5.2 million or 1.9% as compared to the six months ended June 30, 2025. Adjusted noninterest expense, which excludes branch/real estate right sizing costs, severance/early retirement program costs, FDIC special assessment (for the six months ended June 30, 2026) and certain professional services (for the six months ended June 30, 2026), increased $545,000, or 0.2%, as compared to the six months ended June 30, 2025.

Deposit insurance expense for the three and six months ended June 30, 2026 as compared to the three months ended March 31, 2026 and six months ended June 30, 2025 increased by $2.2 million and decreased by $3.6 million, respectively. The variance for the three and six months ended June 30, 2026 as compared to the prior comparative periods is significantly attributable to a $2.0 million FDIC special assessment recapture recorded in the first quarter of 2026.

Occupancy expense for the three and six months ended June 30, 2026 as compared to the three months ended March 31, 2026 and six months ended June 30, 2025 increased by $2.5 million and $2.4 million, respectively. The variance for the three and six months ended June 30, 2026 as compared to the prior comparative periods is significantly attributable to a $3.3 million lease contract surrender fee related to branch/real estate right sizing costs recorded in the three months ended June 30, 2026.

Other noninterest expense increased $2.2 million during the three month period ended June 30, 2026 as compared to the preceding sequential quarter and decreased $885,000 during the six month period ended June 30, 2026 when compared to the same period in the prior year. The increase on a sequential quarter basis for the three month period ended June 30, 2026 is primarily due to a $2.3 million loss on sale of property related to branch/real estate right sizing costs during the three month period ended June 30, 2026, while a $4.3 million charge related to a commercial customer deposit fraud event that was identified during the six month period ended June 30, 2025 resulted in a negative variance during the comparative periods.

Table 6 below shows noninterest expense for the three month periods ended June 30, 2026 and March 31, 2026 and the six months ended June 30, 2026 and 2025, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,	March 31,	Change		June 30,	June 30,	Change from Quarter - Year-over-Year
(Dollars in thousands)	2026	2026	$	%	2026	2025
Salaries and employee benefits	$75,590	$75,885	$(295)	(0.4)%	$151,475	$148,686	$2,789	1.9%
Occupancy expense, net	14,715	12,218	2,497	20.4	26,933	24,495	2,438	10.0
Furniture and equipment expense	5,739	5,423	316	5.8	11,162	10,939	223	2.0
Other real estate and foreclosure expense	695	315	380	120.6	1,010	414	596	144.0
Deposit insurance	4,450	2,295	2,155	93.9	6,745	10,308	(3,563)	(34.6)
Other operating expenses:
Professional services	6,142	7,161	(1,019)	(14.2)	13,303	11,059	2,244	20.3
Postage	2,308	2,288	20	0.9	4,596	4,530	66	1.5
Telephone	1,523	1,514	9	0.6	3,037	3,073	(36)	(1.2)
Debit and credit card	2,962	3,107	(145)	(4.7)	6,069	6,220	(151)	(2.4)
Marketing	6,911	6,700	211	3.1	13,611	13,438	173	1.3
Software and technology	11,651	11,057	594	5.4	22,708	20,521	2,187	10.7
Operating supplies	421	286	135	47.2	707	1,114	(407)	(36.5)
Amortization of intangibles	3,097	3,097	—	—	6,194	6,625	(431)	(6.5)
Other	11,535	9,327	2,208	23.7	20,862	21,747	(885)	(4.1)
Total noninterest expense	$147,739	$140,673	$7,066	5.0%	$288,412	$283,169	$5,243	1.9%

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

As of June 30, 2026, AFS investment securities and assets held in trading accounts were $3.08 billion and $14.5 million, respectively. As of December 31, 2025, AFS and assets held in trading accounts were $3.27 billion and $11.7 million, respectively. We continue to look for opportunities to maximize the value of the investment portfolio.

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

As of June 30, 2026, we had the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost and we believed the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. As of June 30, 2026, the unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2026, we believed the declines in fair value are temporary and we did not believe any of the securities are impaired due to reasons of credit quality. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the six months ended June 30, 2026, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $12.6 million.

LOAN PORTFOLIO

Our loan portfolio averaged $17.81 billion and $16.98 billion during the first six months of 2026 and 2025, respectively. As of June 30, 2026, total loans were $18.06 billion, an increase of $570.2 million from December 31, 2025. The increase in the loan balance during the first six months of 2026 when compared to December 31, 2025 is primarily due to growth in the commercial real estate, commercial and industrial and mortgage warehouse portfolios over the comparative period, while we continued to focus on maintaining prudent underwriting standards and pricing discipline. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	June 30,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$174,148	$175,760
Other consumer	99,117	115,472
Total consumer	273,265	291,232
Real estate:
Construction and development	2,577,630	2,873,807
Single family residential	2,564,282	2,607,450
Other commercial	8,828,771	8,289,968
Total real estate	13,970,683	13,771,225
Commercial:
Commercial	2,516,607	2,382,339
Agricultural	426,522	306,300
Total commercial	2,943,129	2,688,639
Other	875,292	741,083
Total loans before allowance for credit losses	$18,062,369	$17,492,179

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $273.3 million at June 30, 2026, or 1.5% of total loans, compared to $291.2 million, or 1.7% of total loans at December 31, 2025. The decrease in consumer loans from December 31, 2025, to June 30, 2026, was primarily due to loan payoffs and pay downs within both the credit card and other consumer portfolios during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.97 billion at June 30, 2026, or 77.3% of total loans, compared to $13.77 billion, or 78.7%, of total loans at December 31, 2025, an increase of $199.5 million, or 1.4%. Our C&D loans decreased by $296.2 million, or 10.3%, while single family residential loans decreased by $43.2 million, or 1.7%, and CRE loans increased by $538.8 million, or 6.5%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first six months of 2026. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.94 billion at June 30, 2026, or 16.3% of total loans, compared to $2.69 billion, or 15.4% of total loans at December 31, 2025, an increase of $254.5 million, or 9.5%. The increase in commercial loans was related to both the increase in commercial and industrial loans of $134.3 million, or 5.6% and increase in agricultural loans of $120.2 million, or 39.2%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced an increase in demand during the first six months of 2026 as compared to December 31, 2025, leading to an increase of $134.2 million in other loans.

Our commercial loan pipeline consisting of all commercial loan opportunities was $1.43 billion at June 30, 2026 compared to $1.54 billion at December 31, 2025. Commercial loans approved and ready to close at the end of the quarter totaled $373.9 million.

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

Total nonperforming assets increased $52.1 million from December 31, 2025 to June 30, 2026. Nonaccrual loans increased by $53.5 million from December 31, 2025 and foreclosed assets held for sale and other real estate owned decreased $929,000 as compared to December 31, 2025. The increase in nonaccrual loans was primarily due to a single real estate construction relationship totaling approximately $44.0 million.

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

There were five loan modifications granted to borrowers experiencing financial difficulty during the six month period ended June 30, 2026. Such modifications included interest rate reductions and/or term extensions and had a total period-end amortized cost basis of $2.6 million at June 30, 2026.

The allowance for credit losses as a percent of total loans was 1.32% as of June 30, 2026. Nonperforming loans equaled 0.92% of total loans. Nonperforming assets were 0.72% of total assets, a 21 basis point increase from December 31, 2025. The allowance for credit losses was 143% of nonperforming loans. Our annualized net charge-offs to average total loans ratio for the first six months of 2026 was 0.21%. Annualized net credit card charge-offs to average total credit card loans were 2.69% for the first six months of 2026, compared to 2.95% during the full year 2025, and 132 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning nonperforming assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Nonperforming Assets

	June 30,	December 31,	June 30,
(Dollars in thousands)	2026	2025	2025
Nonaccrual loans (1)	$165,295	$111,791	$156,453
Loans past due 90 days or more (principal or interest payments)	753	948	709
Total nonperforming loans	166,048	112,739	157,162
Other nonperforming assets:
Foreclosed assets held for sale and other real estate owned	11,080	12,009	8,794
Other nonperforming assets	60	323	759
Total other nonperforming assets	11,140	12,332	9,553
Total nonperforming assets	$177,188	$125,071	$166,715

Allowance for credit losses to nonperforming loans	143%	199%	161%
Nonperforming loans to total loans	0.92%	0.64%	0.92%
Nonperforming assets to total assets	0.72%	0.51%	0.62%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $908,000 and $853,000 at June 30, 2026 and December 31, 2025, respectively.

The interest income on nonaccrual loans is not considered material for the three and six month periods ended June 30, 2026 and 2025.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2026	2025
Balance, beginning of year	$224,377	$235,019

Loans charged off:
Credit card	3,045	3,162
Other consumer	940	1,484
Real estate	12,094	5,875
Commercial	5,186	12,500
Total loans charged off	21,265	23,021
Recoveries of loans previously charged off:
Credit card	712	545
Other consumer	682	600
Real estate	600	186
Commercial	1,065	1,466
Total recoveries	3,059	2,797
Net loans charged off	18,206	20,224
Provision for credit losses	32,056	38,742
Balance, June 30,	$238,227	$253,537

Loans charged off:
Credit card		3,208
Other consumer		1,150
Real estate		27,200
Commercial		30,083
Total loans charged off		61,641
Recoveries of loans previously charged off:
Credit card		604
Other consumer		466
Real estate		220
Commercial		895
Total recoveries		2,185
Net loans charged off		59,456
Provision for credit losses		30,296
Balance, end of year		$224,377

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and six months ended June 30, 2026 and 2025, and for the year ended December 31, 2025, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of June 30, 2026, the allowance for credit losses reflected an increase of approximately $13.9 million from December 31, 2025, while total loans increased by $570.2 million over the same six month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first six months of 2026 was primarily due to the impact of loan growth and updated economic assumptions during the period. Our allowance for credit losses at June 30, 2026 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$5,525	1.0%	$5,991	1.0%
Other consumer	6,318	5.4%	6,711	4.9%
Real estate	195,741	77.3%	183,677	78.7%
Commercial	30,643	16.3%	27,998	15.4%
Total	$238,227	100.0%	$224,377	100.0%

Allowance for credit losses to period-end loans	1.32%		1.28%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 220 financial centers as of June 30, 2026. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of June 30, 2026, core deposits comprised 83.8% of our total deposits.

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

Our total deposits as of June 30, 2026, were $19.73 billion, compared to $20.18 billion as of December 31, 2025. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.48 billion at June 30, 2026, compared to $15.47 billion at December 31, 2025, an increase of $12.4 million. Total time deposits decreased $468.3 million to $4.24 billion at June 30, 2026, from $4.71 billion at December 31, 2025. We had $1.81 billion and $1.89 billion of brokered deposits at June 30, 2026, and December 31, 2025, respectively. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 11 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the six months ended June 30, 2026 and the year ended December 31, 2025.

Table 11: Average Deposit Balances and Rates

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$4,251,138	—%	$4,379,001	—%
Interest bearing transaction and savings deposits	11,260,013	2.08%	11,102,447	2.39%
Time deposits	4,541,457	3.42%	5,412,448	3.90%
Total	$20,052,608	1.94%	$20,893,896	2.28%

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.25 billion and $620.0 million at June 30, 2026 and December 31, 2025, respectively. The outstanding balance for June 30, 2026 includes $926.5 million in FHLB advances; $312.0 million in subordinated notes and unamortized debt issuance costs; and $14.7 million of other long-term debt. FHLB advances outstanding at June 30, 2026 are primarily overnight advances, which are due less than one year from origination and therefore are classified as short-term advances. The increase in FHLB advances during the comparative period is primarily due to favorable pricing relative to brokered deposits.

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

CAPITAL

Overview

At June 30, 2026, total capital was $3.48 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At June 30, 2026, our common equity to asset ratio was 14.05% compared to 13.93% at year-end 2025.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

During the three and six month periods ended June 30, 2026, the Company repurchased 662,082 shares at an average price of $21.52 per share under the 2026 Program. No shares were repurchased during the three and six month periods ended June 30, 2025. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.43 per share for the first six months of 2026 compared to $0.425 per share for the first six months of 2025, an increase of $0.005, or 1%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2026, we met all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The Company’s risk-based capital ratios at June 30, 2026 and December 31, 2025 are presented in Table 12 below:

Table 12: Risk-Based Capital

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Tier 1 capital:
Stockholders’ equity	$3,481,859	$3,419,240
Goodwill and other intangible assets	(1,367,717)	(1,374,839)
Unrealized loss on available-for-sale securities, net of income taxes	294,737	293,130
Total Tier 1 capital	2,408,879	2,337,531
Tier 2 capital:
Subordinated notes and debentures	312,028	317,714
Qualifying allowance for credit losses and reserve for unfunded commitments	259,618	250,006
Total Tier 2 capital	571,646	567,720
Total risk-based capital	$2,980,525	$2,905,251

Risk weighted assets	$20,765,212	$20,106,493

Assets for leverage ratio	$23,617,439	$23,224,638

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	11.60%	11.63%
Tier 1 leverage ratio	10.20%	10.06%
Tier 1 risk-based capital ratio	11.60%	11.63%
Total risk-based capital ratio	14.35%	14.45%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Qualifying subordinated debt of $312.0 million and $317.7 million is included as Tier 2 and total capital of the Company for periods ended June 30, 2026 and December 31, 2025, respectively.

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

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve, as well as legislative and regulatory changes); general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; the effects of a government shutdown, changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, loan demand, deposit flows, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock, specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry, including but not limited to artificial intelligence; cyber threats, attacks or events, including at third parties on which the Company relies for key services; the ability to collect amounts due under loan agreements; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgments, settlements, fines and other outcomes of pending or future litigation or government actions; changes in tariff policies; general economic and market conditions; changes in governmental administration; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; fraud that results in material losses or that the Company has not discovered yet that may result in material losses; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; increased delinquency and foreclosure rates on commercial real estate and other loans; significant increases in nonaccrual loan balances; the effects of government legislation, including tax rules and regulations or changes or interpretations thereof; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, cell-phone/tablet, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned and other cautionary statements set forth elsewhere in this report.

Additional information on factors that might cause the Company’s results to differ materially from those disclosed in the forward-looking statements is included in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report, the Company’s annual report on Form 10-K for the year ended December 31, 2025, and related disclosures in other filings with the SEC, which are available on the SEC’s website at www.sec.gov. Many of these factors are beyond the Company’s ability to predict or control, and actual results could differ materially from those projected in or contemplated by the forward-looking statements due to these factors and others. In addition, as a result of these and other factors, the Company’s past financial performance should not be relied upon as an indication of future performance. Further, there can be no guarantee that the Board of Directors of the Company will approve a quarterly dividend in future quarters, and the timing, payment and amount of future dividends (if any) is subject to, among other things, the discretion of the Company’s Board of Directors and may differ significantly from past dividends.

The Company believes the assumptions and expectations that underlie or are reflected in its forward-looking statements are reasonable, based on information available to it on the date hereof. However, given the described uncertainties and risks, the Company cannot guarantee its future performance or results of operations or whether our future performance will differ materially from the performance reflected in or implied by its forward-looking statements, and readers should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date hereof, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and all written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this section.

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch/real estate rightsizing costs, FDIC special assessment, severance/early retirement program costs, certain professional services, and tax effect}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), and adjusted noninterest expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.399 billion and $1.405 billion total goodwill and other intangible assets for the periods ended June 30, 2026 and December 31, 2025, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 13: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands, except per share data)	2026	2026	2026	2025
Net income available to common stockholders	$66,691	$68,544	$135,235	$87,161
Certain items:
FDIC Special Assessment	—	(1,984)	(1,984)	—
Certain professional services	—	1,200	1,200	—
Severance/early retirement program costs	1,320	283	1,603	1,594
Branch/real estate rightsizing costs, net	6,099	531	6,630	1,157
Tax effect (1)	(1,939)	(8)	(1,947)	(719)
Certain items, net of tax	5,480	22	5,502	2,032
Adjusted earnings (non-GAAP)	$72,171	$68,566	$140,737	$89,193

Diluted earnings per share(2)	$0.46	$0.47	$0.93	$0.69
Certain items:
FDIC Special Assessment	—	(0.01)	(0.01)	—
Certain professional services	—	0.01	0.01	—
Severance/early retirement program costs	0.01	—	0.01	0.01
Branch/real estate rightsizing costs, net	0.04	—	0.04	0.01
Tax effect (1)	(0.01)	—	(0.01)	—
Certain items, net of tax	0.04	—	0.04	0.02
Adjusted diluted earnings per share (non-GAAP)	$0.50	$0.47	$0.97	$0.71
_______________________________________
(1)Effective tax rate of 26.135%.
(2)See Note 15, Earnings Per Share (“EPS”), for number of shares used to determine EPS.

See Table 14 below for the reconciliation of adjusted noninterest expense for the periods presented.

Table 14: Reconciliations of Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(In thousands)	2026	2026	2026	2025
Noninterest expense	$147,739	$140,673	$288,412	$283,169
Certain items:
Severance/early retirement program costs	(1,320)	(283)	(1,603)	(1,594)
FDIC Special Assessment	—	1,984	1,984	—
Certain professional services	—	(1,200)	(1,200)	—
Branch/real estate rightsizing costs	(6,099)	(531)	(6,630)	(1,157)
Total certain items	(7,419)	(30)	(7,449)	(2,751)
Adjusted noninterest expense (non-GAAP)	$140,320	$140,643	$280,963	$280,418

See Table 15 below for the reconciliation of tangible book value per share.

Table 15: Reconciliation of Tangible Book Value per Share (non-GAAP)

	June 30,	December 31,
(In thousands, except per share data)	2026	2025
Total common stockholders’ equity	$3,481,859	$3,419,240
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(78,228)	(84,423)
Total intangibles	(1,399,027)	(1,405,222)
Tangible common stockholders’ equity	$2,082,832	$2,014,018
Shares of common stock outstanding	144,442,482	144,762,817

Book value per common share	$24.11	$23.62

Tangible book value per share (non-GAAP)	$14.42	$13.91

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Total common stockholders’ equity	$3,481,859	$3,419,240
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(78,228)	(84,423)
Total intangibles	(1,399,027)	(1,405,222)
Tangible common stockholders’ equity	$2,082,832	$2,014,018

Total assets	$24,776,816	$24,540,877
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(78,228)	(84,423)
Total intangibles	(1,399,027)	(1,405,222)
Tangible assets	$23,377,789	$23,135,655

Ratio of common equity to assets	14.05%	13.93%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.91%	8.71%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At June 30, 2026, undivided profits of Simmons Bank were approximately $150.7 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of June 30, 2026, Simmons Bank had approximately $730.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. As of June 30, 2026, approximately $5.41 billion of these lines of credit are available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. All of the investment portfolio was classified as available-for-sale or assets held for trading as of June 30, 2026, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of June 30, 2026, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 1.51% and 3.02%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in negative variances in net interest income of 2.77% and 5.23%, respectively, relative to the base case over the next 12 months.

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

The table below presents our sensitivity to net interest income at June 30, 2026:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	3.02%
Up 100 basis points	1.51%
Down 100 basis points	(2.77)%
Down 200 basis points	(5.23)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning our purchases of common stock during the quarter ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$175,000,000
May 1, 2026 - May 31, 2026	240,085	21.30	5,114,745	$169,885,000
June 1, 2026 - June 30, 2026	421,997	21.64	9,130,679	$160,755,000
Total	662,082	$21.52	14,245,424
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Simmons First National Corporation, as amended on July 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed under the Securities Act of 1933 by Simmons First National Corporation on July 21, 2021 (File No. 333-258059)).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Simmons First National Corporation, dated August 3, 2022 (incorporated by reference to Exhibit 3.2 to Simmons First National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 000-06253)).
3.3	Amended and Restated By-Laws of Simmons First National Corporation (incorporated by reference to Exhibit 3.3 to Simmons First National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 000-06253)).
4.1	Instruments defining the rights of security holders, including indentures. Simmons First National Corporation hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries to the U.S. Securities and Exchange Commission upon request. No issuance of debt exceeds ten percent of the total assets of the Corporation and its subsidiaries on a consolidated basis.
10.1	Amended and Restated Simmons First National Corporation 2023 Stock and Incentive Plan (effective May 13, 2026) (incorporated by reference to Exhibit 10.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on May 13, 2026 (File No. 000-06253)).
10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement (A&R 2023 Plan – 2026 Form).*
10.3	Form of Associate Restricted Stock Unit Award Agreement (A&R 2023 Plan – 2026 Form).*
10.4	Form of Associate Restricted Stock Unit Award Agreement (New Hire and Retention) (A&R 2023 Plan – 2026 Form).*

Exhibit No.	Description
10.5	Form of Executive Performance Share Unit Award Agreement (A&R 2023 Plan – 2026 Form)*
14.1	Amended and Restated Simmons First National Corporation Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.1 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
14.2	Simmons First National Corporation Finance Group Code of Ethics (as amended and restated on December 19, 2023) (incorporated by reference to Exhibit 14.2 to Simmons First National Corporation’s Current Report on Form 8-K filed on December 26, 2023 (File No. 000-06253)).
15.1	Awareness Letter of Forvis Mazars, LLP.*
31.1	Rule 13a-15(e) and 15d-15(e) Certification – James M. Brogdon, President and Chief Executive Officer.*
31.2	Rule 13a-15(e) and 15d-15(e) Certification – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.*
31.3	Rule 13a-15(e) and 15d-15(e) Certification – David W. Garner, Executive Vice President and Chief Accounting Officer.*
32.1	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – James M. Brogdon, President and Chief Executive Officer.**
32.2	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – C. Daniel Hobbs, Executive Vice President and Chief Financial Officer.**
32.3	Certification Pursuant to 18 U.S.C. Sections 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David W. Garner, Executive Vice President and Chief Accounting Officer.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	August 5, 2026	/s/ James M. Brogdon
James M. Brogdon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2026	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)