Form 10-Q
period 2026-09-30
SIMMONS FIRST NATIONAL CORP
filed 2026-11-04
CIK 90498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The number of shares outstanding of the Registrant’s Common Stock as of October 30, 2026, was 144,211,340.

Simmons First National Corporation
Quarterly Report on Form 10-Q
September 30, 2026

___________________
*    No reportable information under this item.

Part I:    Financial Information
Item 1.    Financial Statements (Unaudited)

Simmons First National Corporation
Consolidated Balance Sheets
September 30, 2026 and December 31, 2025

	September 30,	December 31,
(In thousands, except share data)	2026	2025
	(Unaudited)
ASSETS
Cash and noninterest bearing balances due from banks	$415,752	$380,439
Interest bearing balances due from banks and federal funds sold	343,870	331,474
Cash and cash equivalents	759,622	711,913
Interest bearing balances due from banks - time	—	100
Investment securities:
Available-for-sale (amortized cost of $3,273,265 and $3,642,809 at September 30, 2026 and December 31, 2025, respectively)	2,743,458	3,266,221
Mortgage loans held for sale	12,916	17,438
Assets held in trading accounts	6,874	11,685
Loans	17,464,682	17,492,179
Allowance for credit losses on loans	(238,520)	(224,377)
Net loans	17,226,162	17,267,802
Premises and equipment	542,159	561,220
Foreclosed assets and other real estate owned	7,133	12,009
Interest receivable	110,004	104,062
Bank owned life insurance	548,119	540,001
Goodwill	1,320,799	1,320,799
Other intangible assets	75,132	84,423
Other assets	722,103	643,204
Total assets	$24,074,481	$24,540,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing transaction accounts	$4,285,910	$4,330,211
Interest bearing transaction accounts and savings deposits	11,005,547	11,141,169
Time deposits	3,324,686	4,712,658
Total deposits	18,616,143	20,184,038
Federal funds purchased and securities sold under agreements to repurchase	99,444	21,383
Other borrowings	1,365,751	302,253
Subordinated notes and debentures	301,884	317,714
Accrued interest and other liabilities	341,455	296,249
Total liabilities	20,724,677	21,121,637

Stockholders’ equity:
Common stock, Class A, $0.01 par value; 350,000,000 shares authorized at September 30, 2026 and December 31, 2025; 144,517,233 and 144,762,817 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,445	1,448
Surplus	2,839,951	2,846,581
Undivided profits	953,349	864,341
Accumulated other comprehensive loss	(444,941)	(293,130)
Total stockholders’ equity	3,349,804	3,419,240
Total liabilities and stockholders’ equity	$24,074,481	$24,540,877

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans, including fees	$275,903	$269,210	$817,461	$792,338
Interest bearing balances due from banks and federal funds sold	2,541	6,421	6,919	11,655
Investment securities	30,239	37,464	93,134	131,619
Mortgage loans held for sale	236	229	641	572
Assets held in trading accounts	124	99	382	99
TOTAL INTEREST INCOME	309,043	313,423	918,537	936,283

INTEREST EXPENSE
Deposits	89,449	116,610	282,583	373,403
Federal funds purchased and securities sold under agreements to repurchase	141	72	603	244
Other borrowings	10,220	2,957	17,839	21,284
Subordinated notes and debentures	5,257	7,123	15,741	19,445
TOTAL INTEREST EXPENSE	105,067	126,762	316,766	414,376

NET INTEREST INCOME	203,976	186,661	601,771	521,907
Provision for credit losses	12,167	11,966	44,223	50,708

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	191,809	174,695	557,548	471,199

NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	13,609	13,045	38,594	38,268
Debit and credit card fees	8,735	8,478	26,246	25,491
Wealth management fees	11,440	9,965	32,213	29,058
Mortgage lending income	1,668	2,259	5,516	5,959
Bank owned life insurance income	4,218	3,943	12,654	11,925
Other service charges and fees	1,509	1,474	4,666	4,128
Loss on sale of securities, net	—	(801,492)	—	(801,492)
Other income	6,012	6,141	19,438	18,985
TOTAL NONINTEREST INCOME (LOSS)	47,191	(756,187)	139,327	(667,678)

NONINTEREST EXPENSE
Salaries and employee benefits	78,077	76,249	229,552	224,935
Occupancy expense, net	11,708	12,106	38,641	36,601
Furniture and equipment expense	5,382	5,275	16,544	16,214
Other real estate and foreclosure expense	230	200	1,240	614
Deposit insurance	4,519	5,175	11,264	15,483
Other operating expenses	82,119	43,027	173,206	131,354
TOTAL NONINTEREST EXPENSE	182,035	142,032	470,447	425,201

INCOME (LOSS) BEFORE INCOME TAXES	56,965	(723,524)	226,428	(621,680)
Provision (benefit) for income taxes	9,852	(160,732)	44,080	(146,049)

NET INCOME (LOSS)	$47,113	$(562,792)	$182,348	$(475,631)
BASIC EARNINGS PER SHARE	$0.33	$(4.01)	$1.26	$(3.64)
DILUTED EARNINGS PER SHARE	$0.32	$(4.00)	$1.25	$(3.63)
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
NET INCOME (LOSS)	$47,113	$(562,792)	$182,348	$(475,631)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding losses arising during the period on available-for-sale securities	(187,169)	(835,485)	(176,978)	(840,504)
Less: Reclassification adjustment for realized losses included in net income	—	(801,492)	—	(801,492)
Less: Net change in hedging instruments	16,180	4,648	28,547	38,047
Less: Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(129,912)	—	(141,267)
Other comprehensive income (loss), before tax effect	(203,349)	91,271	(205,525)	64,208
Less: Tax effect of other comprehensive income (loss)	(53,145)	23,854	(53,714)	16,781

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(150,204)	67,417	(151,811)	47,427

COMPREHENSIVE INCOME (LOSS)	$(103,091)	$(495,375)	$30,537	$(428,204)

See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025

(In thousands)	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$182,348	$(475,631)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,999	30,952
Provision for credit losses	44,223	50,708
Loss on sale of investments	—	801,492
Net amortization of investment securities and assets	5,434	10,297
Net amortization on borrowings	296	158
Stock-based compensation expense	10,073	12,538
Loss (gain) on sale of closed branches	3,164	(152)
Gain on sale of foreclosed assets and other real estate owned	(325)	(506)
Gain on sale of mortgage loans held for sale	(6,296)	(5,998)
Loss on sale of loans	—	22
Loss on early extinguishment of debt	—	565
Fair value write-down of branch closures	13,308	—
Deferred income taxes	21,819	(166,587)
Income from bank owned life insurance	(13,836)	(11,949)
Originations of mortgage loans held for sale	(232,265)	(203,824)
Proceeds from sale of mortgage loans held for sale	243,083	205,732
Changes in assets and liabilities:
Interest receivable	(5,942)	18,860
Assets held in trading accounts	4,811	(12,695)
Other assets	(102,398)	60,904
Accrued interest and other liabilities	26,951	32,343
Income taxes payable	3,891	(13,390)
Net cash provided by operating activities	228,338	333,839

INVESTING ACTIVITIES
Net change in loans	(82,837)	(315,554)
Proceeds from sale of loans	78,992	97,863
Decrease in due from banks - time	100	—
Proceeds from sale of closed branches	3,530	16,595
Purchases of premises and equipment, net	(10,101)	(28,155)
Proceeds from sale of foreclosed assets and other real estate owned	7,922	10,316
Proceeds from sale of available-for-sale securities	—	2,363,220
Proceeds from maturities of available-for-sale securities	371,023	278,783
Purchases of available-for-sale securities	(18,594)	(581,732)
Proceeds from maturities of held-to-maturity securities	—	41,009
Purchases of bank owned life insurance	—	(15,697)
Surrender of bank owned life insurance	—	19,025
Proceeds from bank owned life insurance death benefits	5,718	1,055
Net cash provided by investing activities	355,753	1,886,728

FINANCING ACTIVITIES
Net change in deposits	(1,567,895)	(2,048,017)
Proceeds from issuance of other borrowed funds	2,705,000	1,480,000
Proceeds from issuance of subordinated notes	—	321,234
Repayments of other borrowed funds	(1,641,502)	(2,206,540)
Repayments of subordinated debt	—	(37,000)
Dividends paid on common stock	(93,340)	(84,282)
Net change in federal funds purchased and securities sold under agreements to repurchase	78,061	(14,761)
Issuance of common stock	—	327,431
Net shares cancelled under stock compensation plans	(3,224)	(3,228)
Shares issued under employee stock purchase plan	838	836
Repurchases of common stock	(14,320)	—
Net cash used in financing activities	(536,382)	(2,264,327)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,709	(43,760)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	711,913	687,377

CASH AND CASH EQUIVALENTS, END OF PERIOD	$759,622	$643,617
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Three Months Ended September 30, 2026 and 2025

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Three Months Ended September 30, 2026
Balance, June 30, 2026 (Unaudited)	$1,444	$2,837,845	$(294,737)	$937,307	$3,481,859

Comprehensive (loss) income	—	—	(150,204)	47,113	(103,091)
Stock-based compensation plans, net – 74,751 shares	1	2,181	—	—	2,182
Stock repurchase excise tax	—	(75)	—	—	(75)
Dividends on common stock – $0.2150 per share	—	—	—	(31,071)	(31,071)

Balance, September 30, 2026 (Unaudited)	$1,445	$2,839,951	$(444,941)	$953,349	$3,349,804

Three Months Ended September 30, 2025
Balance, June 30, 2025 (Unaudited)	$1,260	$2,518,286	$(380,900)	$1,410,564	$3,549,210

Comprehensive income (loss)	—	—	67,417	(562,792)	(495,375)
Stock-based compensation plans, net – 53,827 shares	—	3,447	—	—	3,447
Issuance of common stock – 18,653,000 shares	187	327,244	—	—	327,431
Dividends on common stock – $0.2125 per share	—	—	—	(30,750)	(30,750)

Balance, September 30, 2025 (Unaudited)	$1,447	$2,848,977	$(313,483)	$817,022	$3,353,963
See Condensed Notes to Consolidated Financial Statements.

Simmons First National Corporation
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2026 and 2025

(In thousands, except share data)	Common Stock	Surplus	Accumulated Other Comprehensive Income (Loss)	Undivided Profits	Total
Nine Months Ended September 30, 2026
Balance, December 31, 2025	$1,448	$2,846,581	$(293,130)	$864,341	$3,419,240

Comprehensive (loss) income	—	—	(151,811)	182,348	30,537
Stock issued for employee stock purchase plan – 49,279 shares	—	838	—	—	838
Stock-based compensation plans, net – 367,219 shares	4	6,845	—	—	6,849
Stock repurchases - 662,082 shares	(7)	(14,238)	—	—	(14,245)
Stock repurchase excise tax	—	(75)	—	—	(75)
Dividends on common stock – $0.6450 per share	—	—	—	(93,340)	(93,340)

Balance, September 30, 2026 (Unaudited)	$1,445	$2,839,951	$(444,941)	$953,349	$3,349,804

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$1,257	$2,511,590	$(360,910)	$1,376,935	$3,528,872

Comprehensive income (loss)	—	—	47,427	(475,631)	(428,204)
Stock issued for employee stock purchase plan – 46,857 shares	—	836	—	—	836
Stock-based compensation plans, net – 351,678 shares	3	9,307	—	—	9,310
Issuance of common stock – 18,653,000 shares	187	327,244	—	—	327,431
Dividends on common stock – $0.6375 per share	—	—	—	(84,282)	(84,282)

Balance, September 30, 2025 (Unaudited)	$1,447	$2,848,977	$(313,483)	$817,022	$3,353,963

See Condensed Notes to Consolidated Financial Statements.

SIMMONS FIRST NATIONAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PREPARATION OF INTERIM FINANCIAL STATEMENTS

Description of Business and Organizational Structure

Simmons First National Corporation (“Company”) is a Mid-South financial holding company headquartered in Pine Bluff, Arkansas, and the parent company of Simmons Bank, an Arkansas state-chartered bank that has been in operation since 1903 (“Simmons Bank” or the “Bank”). Simmons First Insurance Services, Inc. and Simmons First Insurance Services of TN, LLC are wholly-owned subsidiaries of Simmons Bank and are insurance agencies that offer various lines of personal and corporate insurance coverage to individual and commercial customers. The Company, through its subsidiaries, offers, among other things, consumer, real estate and commercial loans; checking, savings and time deposits; and specialized products and services (such as credit cards, trust and fiduciary services, investments, agricultural finance lending, insurance and Small Business Administration (“SBA”) lending) from approximately 220 financial centers as of September 30, 2026, located throughout market areas in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of September 30, 2026 or December 31, 2025.

The amortized cost, fair value and allowance for credit losses of investment securities that are classified as AFS are as follows:

(In thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Available-for-sale

September 30, 2026
U.S. Government agencies	$18,373	$—	$8	$(673)	$17,708
Mortgage-backed securities	2,152,576	—	50	(258,725)	1,893,901
State and political subdivisions	1,018,675	—	2	(267,355)	751,322
Other securities	83,641	—	—	(3,114)	80,527
Total AFS	$3,273,265	$—	$60	$(529,867)	$2,743,458

December 31, 2025
U.S. Government agencies	$47,786	$—	$6	$(620)	$47,172
Mortgage-backed securities	2,385,646	—	6,072	(189,760)	2,201,958
State and political subdivisions	1,046,121	—	42	(187,092)	859,071
Other securities	163,256	—	209	(5,445)	158,020
Total AFS	$3,642,809	$—	$6,329	$(382,917)	$3,266,221

As of September 30, 2026, AFS MBS consisted of $511.4 million and $1.38 billion of commercial MBS and residential MBS, respectively. As of December 31, 2025, AFS MBS consisted of $597.4 million and $1.60 billion of commercial MBS and residential MBS, respectively.

Accrued interest receivable on AFS securities at September 30, 2026 was $19.8 million, and is included in interest receivable on the consolidated balance sheet. The Company has made the election to exclude all accrued interest receivable from securities from the estimate of credit losses.

The following table summarizes the Company’s AFS investments in an unrealized loss position for which an allowance for credit loss has not been recorded as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale
September 30, 2026
U.S. Government agencies	$—	$—	$16,581	$(673)	$16,581	$(673)
Mortgage-backed securities	456,631	(20,614)	1,430,475	(238,111)	1,887,106	(258,725)
State and political subdivisions	25,146	(1,506)	722,620	(265,849)	747,766	(267,355)
Other securities	9,900	(55)	70,439	(3,059)	80,339	(3,114)
Total AFS	$491,677	$(22,175)	$2,240,115	$(507,692)	$2,731,792	$(529,867)

December 31, 2025
U.S. Government agencies	$2,247	$(17)	$43,767	$(603)	$46,014	$(620)
Mortgage-backed securities	15,305	(74)	1,672,723	(189,686)	1,688,028	(189,760)
State and political subdivisions	5,757	(969)	824,265	(186,123)	830,022	(187,092)
Other securities	—	—	96,176	(5,445)	96,176	(5,445)
Total AFS	$23,309	$(1,060)	$2,636,931	$(381,857)	$2,660,240	$(382,917)

As of September 30, 2026, the Company’s investment portfolio included $2.74 billion of AFS securities, of which $2.73 billion, or 99.6%, were in an unrealized loss position that were not deemed to have credit losses. A portion of the unrealized losses were related to the Company’s MBS, which are issued and guaranteed by U.S. government-sponsored entities and agencies, and the Company’s state and political subdivision securities, specifically investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

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

As a result of the balance sheet repositioning, the Company did not hold any investment securities classified as HTM as of September 30, 2026. Activity in the allowance for credit losses by investment security type for the three and nine months ended September 30, 2025 on the Company’s HTM securities portfolio was as follows:

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

Based upon the Company’s analysis of the underlying risk characteristics of its AFS portfolio, including credit ratings and other qualitative factors, as previously discussed, there was no provision for credit losses related to the Company’s AFS portfolio recorded for the three and nine month periods ended September 30, 2026 or 2025.

Income earned on securities for the three and nine months ended September 30, 2026 and 2025, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Taxable:
Held-to-maturity	$—	$2,370	$—	$22,993
Available-for-sale	24,728	26,813	76,511	69,007

Non-taxable:
Held-to-maturity	—	1,945	—	22,048
Available-for-sale	5,511	6,336	16,623	17,571
Total	$30,239	$37,464	$93,134	$131,619

The amortized cost and estimated fair value by maturity of AFS securities as of September 30, 2026 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
One year or less	$1,359	$1,351
After one through five years	43,983	42,853
After five through ten years	82,019	76,785
After ten years	993,140	728,380
Securities not due on a single maturity date	2,152,576	1,893,901
Other securities (no maturity)	188	188
Total	$3,273,265	$2,743,458

The carrying value, which approximates the fair value, of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $1.66 billion at September 30, 2026 and $2.04 billion at December 31, 2025.

There were no gross realized gains and no gross realized losses from the call or sale of securities during the three and nine months ended September 30, 2026 as they were recognized at book value of the security. There were no gross realized gains and $801.5 million gross realized losses from the sale of securities during the three and nine months ended September 30, 2025 related to the balance sheet repositioning during the period. The income tax expense/benefit related to security gains/losses was 21.946% of the gross amounts in 2025.

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

NOTE 3: LOANS AND ALLOWANCE FOR CREDIT LOSSES

At September 30, 2026, the Company’s loan portfolio was $17.46 billion, compared to $17.49 billion at December 31, 2025. The various categories of loans are summarized as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$167,388	$175,760
Other consumer	86,552	115,472
Total consumer	253,940	291,232
Real Estate:
Construction and development	2,475,768	2,873,807
Single family residential	2,505,437	2,607,450
Other commercial	8,715,947	8,289,968
Total real estate	13,697,152	13,771,225
Commercial:
Commercial	2,340,957	2,382,339
Agricultural	447,255	306,300
Total commercial	2,788,212	2,688,639
Other	725,378	741,083
Total loans	$17,464,682	$17,492,179

The above table presents total loans at amortized cost. The difference between amortized cost and unpaid principal balance is due to (i) premiums and discounts associated with acquisition date fair value adjustments on acquired loans of $1.9 million and $3.3 million at September 30, 2026 and December 31, 2025, respectively, and (ii) deferred origination costs and fees of $3.0 million and $5.4 million at September 30, 2026 and December 31, 2025, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $90.2 million and $80.3 million at September 30, 2026 and December 31, 2025, respectively, and is included in interest receivable on the consolidated balance sheets.

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

The amortized cost basis of nonaccrual loans segregated by class of loans are as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$519	$568
Other consumer	157	386
Total consumer	676	954
Real estate:
Construction and development	53,921	17,516
Single family residential	47,082	33,345
Other commercial	56,953	45,417
Total real estate	157,956	96,278
Commercial:
Commercial	19,472	13,458
Agricultural	531	1,098
Total commercial	20,003	14,556
Other	762	3
Total	$179,397	$111,791

As of September 30, 2026 and December 31, 2025, nonaccrual loans for which there was no related allowance for credit losses had an amortized cost of $27.3 million and $18.0 million, respectively. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method.

An age analysis of the amortized cost basis of past due loans, including nonaccrual loans, segregated by class of loans is as follows:

(In thousands)	Gross 30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due & Accruing
September 30, 2026
Consumer:
Credit cards	$2,461	$561	$3,022	$164,366	$167,388	$487
Other consumer	523	104	627	85,925	86,552	—
Total consumer	2,984	665	3,649	250,291	253,940	487
Real estate:
Construction and development	3,621	50,812	54,433	2,421,335	2,475,768	—
Single family residential	30,853	19,091	49,944	2,455,493	2,505,437	—
Other commercial	27,763	48,980	76,743	8,639,204	8,715,947	—
Total real estate	62,237	118,883	181,120	13,516,032	13,697,152	—
Commercial:
Commercial	9,589	11,498	21,087	2,319,870	2,340,957	1
Agricultural	450	224	674	446,581	447,255	—
Total commercial	10,039	11,722	21,761	2,766,451	2,788,212	1
Other	762	—	762	724,616	725,378	—
Total	$76,022	$131,270	$207,292	$17,257,390	$17,464,682	$488

December 31, 2025
Consumer:
Credit cards	$2,414	$751	$3,165	$172,595	$175,760	$697
Other consumer	1,073	166	1,239	114,233	115,472	—
Total consumer	3,487	917	4,404	286,828	291,232	697
Real estate:
Construction and development	13,344	17,418	30,762	2,843,045	2,873,807	—
Single family residential	34,731	15,690	50,421	2,557,029	2,607,450	—
Other commercial	10,879	38,047	48,926	8,241,042	8,289,968	148
Total real estate	58,954	71,155	130,109	13,641,116	13,771,225	148
Commercial:
Commercial	2,755	10,672	13,427	2,368,912	2,382,339	103
Agricultural	14	598	612	305,688	306,300	—
Total commercial	2,769	11,270	14,039	2,674,600	2,688,639	103
Other	—	3	3	741,080	741,083	—
Total	$65,210	$83,345	$148,555	$17,343,624	$17,492,179	$948

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

The following table presents a summary of the amortized cost basis of loan modifications granted to borrowers experiencing financial difficulty, segregated by class of loans and type of loan modification, for the three and nine month periods ended September 30, 2026.

		Percent of		Percent of
	Interest Rate	Total Class		Total Class
(Dollars in thousands)	Reduction	of Loans	Term Extension	of Loans
Three Months Ended September 30, 2026
Real estate:
Single family residential	$160	—%	$—	—%
Total real estate	160		—
Total	$160		$—

Nine Months Ended September 30, 2026
Consumer:
Other consumer	$4	—%	$7	0.01%
Total consumer	4		7
Real estate:
Single family residential	379	0.02%	—	—%
Other commercial	2,318	0.03%	—	—%
Total real estate	2,697		—
Total	$2,701		$7

The financial effects of the loan modifications made to borrowers experiencing financial difficulty were not significant during the three and nine month periods ended September 30, 2026. Furthermore, such modifications did not significantly impact the Company’s determination of the allowance for credit losses during those periods.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty. During the nine months ended September 30, 2026, there were no loans to borrowers experiencing financial difficulty (modified in the previous twelve months) that had a payment default during the period. There was one CRE loan, related to a downtown St. Louis hotel that was originated pre-pandemic, to a borrower experiencing financial difficulty with a period-end amortized cost basis of $26.7 million that was modified during 2024 which subsequently defaulted during the nine months ended September 30, 2025. This CRE loan was placed on nonaccrual status and ultimately charged off during 2025. In relation to loans modified to borrowers experiencing financial difficulty, the Company defines a payment default as a payment received more than 90 days after its due date.

At September 30, 2026 and December 31, 2025, the Company had $3.1 million and $4.4 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process. At September 30, 2026 and December 31, 2025, the Company had $2.3 million and $3.6 million, respectively, of Other Real Estate Owned (“OREO”) secured by residential real estate properties.

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
•Doubtful and loss - Includes loans with an expanded risk rating of 15 and 16.

The following table presents a summary of loans by credit quality indicator, as of September 30, 2026, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026 (YTD)	2025	2024	2023	2022	2021 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$164,366	$—	$164,366
30-89 days past due	—	—	—	—	—	—	2,461	—	2,461
90+ days past due	—	—	—	—	—	—	561	—	561
Total consumer - credit cards	—	—	—	—	—	—	167,388	—	167,388
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	4,568	—	4,568
Consumer - other
Delinquency:
Current	22,938	16,666	7,187	3,040	3,387	1,692	31,015	—	85,925
30-89 days past due	55	142	133	75	99	19	—	—	523
90+ days past due	8	43	10	—	12	20	11	—	104
Total consumer - other	23,001	16,851	7,330	3,115	3,498	1,731	31,026	—	86,552
Current-period consumer - other gross charge-offs	36	377	235	71	180	62	83	—	1,044
Real estate - C&D
Risk rating:
Pass	56,924	130,859	16,842	39,060	27,214	33,403	2,108,717	3,614	2,416,633
Special mention	—	—	—	—	—	—	1,472	—	1,472
Substandard	—	—	50	107	3,664	23	53,819	—	57,663
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	56,924	130,859	16,892	39,167	30,878	33,426	2,164,008	3,614	2,475,768
Current-period real estate - C&D gross charge-offs	178	—	—	525	6	308	4,800	—	5,817
Real estate - SF residential
Delinquency:
Current	194,909	195,168	133,013	217,673	415,185	697,515	593,705	8,325	2,455,493
30-89 days past due	196	2,307	2,486	2,639	4,336	8,776	9,184	929	30,853
90+ days past due	369	4,626	3,929	1,446	3,738	3,405	1,354	224	19,091
Total real estate - SF residential	195,474	202,101	139,428	221,758	423,259	709,696	604,243	9,478	2,505,437
Current-period real estate - SF residential gross charge-offs	39	2,437	759	423	138	66	141	—	4,003

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2026 (YTD)	2025	2024	2023	2022	2021 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Real estate - other commercial
Risk rating:
Pass	$1,008,404	$1,341,910	$421,705	$315,153	$978,107	$1,252,911	$3,012,650	$21,705	$8,352,545
Special mention	15,595	—	6,107	73	19,609	2,838	66,456	—	110,678
Substandard	255	9,691	5,171	10,486	19,590	35,208	165,388	6,935	252,724
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,024,254	1,351,601	432,983	325,712	1,017,306	1,290,957	3,244,494	28,640	8,715,947
Current-period real estate - other commercial gross charge-offs	—	—	2,109	1,987	1,187	4,195	1,331	—	10,809
Commercial
Risk rating:
Pass	327,443	250,344	126,502	84,809	103,090	75,991	1,293,007	8,884	2,270,070
Special mention	—	—	1,345	262	1,533	2,967	9,538	747	16,392
Substandard	160	1,586	2,607	2,653	1,852	4,017	40,544	1,076	54,495
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial	327,603	251,930	130,454	87,724	106,475	82,975	1,343,089	10,707	2,340,957
Current-period commercial - gross charge-offs	16	924	838	344	184	800	3,950	—	7,056
Commercial - agriculture
Risk rating:
Pass	69,035	28,085	11,015	8,104	7,361	2,557	318,807	1,005	445,969
Special mention	126	170	—	23	42	—	—	—	361
Substandard	—	—	4	89	16	104	712	—	925
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	69,161	28,255	11,019	8,216	7,419	2,661	319,519	1,005	447,255
Current-period commercial - agriculture gross charge-offs	—	491	7	—	21	—	274	—	793
Other
Delinquency:
Current	78,745	85,617	58,789	22,953	108,382	46,918	323,212	—	724,616
30-89 days past due	—	—	762	—	—	—	—	—	762
90+ days past due	—	—	—	—	—	—	—	—	—
Total other	78,745	85,617	59,551	22,953	108,382	46,918	323,212	—	725,378
Current-period other - gross charge-offs	—	—	—	—	—	—	224	—	224
Total	$1,775,162	$2,067,214	$797,657	$708,645	$1,697,217	$2,168,364	$8,196,979	$53,444	$17,464,682

The following table presents a summary of loans by credit quality indicator, as of December 31, 2025, segregated by class of loans.

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Consumer - credit cards
Delinquency:
Current	$—	$—	$—	$—	$—	$—	$172,595	$—	$172,595
30-89 days past due	—	—	—	—	—	—	2,414	—	2,414
90+ days past due	—	—	—	—	—	—	751	—	751
Total consumer - credit cards	—	—	—	—	—	—	175,760	—	175,760
Current-period consumer - credit cards gross charge-offs	—	—	—	—	—	—	6,370	—	6,370
Consumer - other
Delinquency:
Current	61,242	14,933	7,889	6,942	2,029	864	20,334	—	114,233
30-89 days past due	315	344	97	244	39	—	34	—	1,073
90+ days past due	31	55	34	39	3	—	4	—	166
Total consumer - other	61,588	15,332	8,020	7,225	2,071	864	20,372	—	115,472
Current-period consumer - other gross charge-offs	166	933	387	679	64	36	129	—	2,394
Real estate - C&D
Risk rating:
Pass	143,444	30,974	81,866	35,266	22,861	22,127	2,477,812	1,130	2,815,480
Special mention	—	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	46	3,578	12	39	51,371	—	55,046
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - C&D	143,444	30,974	81,912	38,844	22,873	22,166	2,532,464	1,130	2,873,807
Current-period real estate - C&D gross charge-offs	—	303	—	—	4	21	14	—	342
Real estate - SF residential
Delinquency:
Current	237,425	179,920	264,202	474,576	254,042	578,426	563,920	4,518	2,557,029
30-89 days past due	2,013	2,087	3,187	8,148	2,080	14,425	2,791	—	34,731
90+ days past due	54	445	2,804	4,983	180	5,024	2,200	—	15,690
Total real estate - SF residential	239,492	182,452	270,193	487,707	256,302	597,875	568,911	4,518	2,607,450
Current-period real estate - SF residential gross charge-offs	—	309	281	122	47	217	269	—	1,245
Real estate - other commercial
Risk rating:
Pass	1,414,845	511,751	399,646	1,123,962	862,282	797,476	2,730,301	13,508	7,853,771
Special mention	—	5,123	2,003	27,132	2,126	5,531	127,576	—	169,491
Substandard	4,601	3,600	16,313	20,158	21,763	33,061	167,210	—	266,706
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total real estate - other commercial	1,419,446	520,474	417,962	1,171,252	886,171	836,068	3,025,087	13,508	8,289,968
Current-period real estate - other commercial gross charge-offs	192	5,940	26	293	102	1,215	23,720	—	31,488

	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Prior	Lines of Credit (“LOC”) Amortized Cost Basis	LOC Converted to Term Loans Amortized Cost Basis	Total
Commercial
Risk rating:
Pass	$345,834	$157,865	$141,973	$154,099	$68,572	$36,903	$1,390,040	$12,433	$2,307,719
Special mention	—	131	600	1,276	174	720	40,752	—	43,653
Substandard	3,380	6,054	2,771	1,696	1,598	4,264	10,941	260	30,964
Doubtful and loss	—	—	—	3	—	—	—	—	3
Total commercial	349,214	164,050	145,344	157,074	70,344	41,887	1,441,733	12,693	2,382,339
Current-period commercial - gross charge-offs	277	8,849	1,622	5,058	937	9,230	16,229	—	42,202
Commercial - agriculture
Risk rating:
Pass	47,211	16,056	14,185	10,101	3,519	1,793	211,605	—	304,470
Special mention	419	14	—	68	—	—	48	—	549
Substandard	—	20	99	24	8	120	1,010	—	1,281
Doubtful and loss	—	—	—	—	—	—	—	—	—
Total commercial - agriculture	47,630	16,090	14,284	10,193	3,527	1,913	212,663	—	306,300
Current-period commercial - agriculture gross charge-offs	—	6	11	—	—	13	351	—	381
Other
Delinquency:
Current	100,774	62,625	26,085	126,263	25,475	25,607	374,251	—	741,080
30-89 days past due	—	—	—	—	—	—	—	—	—
90+ days past due	—	—	—	—	—	3	—	—	3
Total other	100,774	62,625	26,085	126,263	25,475	25,610	374,251	—	741,083
Current-period other - gross charge-offs	—	—	—	—	—	—	240	—	240
Total	$2,361,588	$991,997	$963,800	$1,998,558	$1,266,763	$1,526,383	$8,351,241	$31,849	$17,492,179

Allowance for Credit Losses

Allowance for Credit Losses – The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, quantitative factors, and other qualitative considerations. The allowance, in the judgment of management, is necessary to reserve for expected loan losses and risks inherent in the loan portfolio. The Company’s allowance for credit loss methodology includes reserve factors calculated to estimate current expected credit losses to amortized cost balances over the remaining contractual life of the portfolio, adjusted for prepayments, in accordance with ASC Topic 326-20, Financial Instruments - Credit Losses. Accordingly, the methodology is comprised of two components: individual assessments on loans with unique risk characteristics and collective assessments for loans that share similar risk characteristics. Loans with similar risk characteristics such as loan type, collateral type, and internal risk ratings are aggregated for collective assessment. The Company uses statistically-based models that leverage assumptions about current and future economic conditions throughout the contractual life of the loan. Expected credit losses are estimated by either lifetime loss rates or expected loss cash flows based on three key parameters: probability-of-default (“PD”), exposure-at-default (“EAD”), and loss-given-default (“LGD”). Future economic conditions are incorporated to the extent that they are reasonable and supportable. Beyond the reasonable and supportable periods, the economic variables revert to a historical equilibrium at a pace dependent on the state of the economy reflected within the economic scenarios. To determine the best estimate of credit losses as of September 30, 2026, the Company utilized a probability-weighted, multiple-scenario approach consisting of Baseline, Upside (S1), and Downside (S3) scenarios published by Moody’s Analytics in September 2026 that was updated to reflect the U.S. economic outlook. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. These factors may include but are not limited to portfolio trends and considerations, other economic considerations, policy actions, concentration risk, or imprecision risk.

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

Loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and where the borrower is experiencing financial difficulty had an amortized cost of $101.9 million and $112.4 million as of September 30, 2026 and December 31, 2025, respectively, as further detailed in the table below. The collateral securing these loans consist of commercial real estate properties, residential properties, and other business assets.

(In thousands)	Real Estate Collateral	Other Collateral	Total
September 30, 2026
Construction and development	$41,870	$—	$41,870
Single family residential	—	—	—
Other commercial real estate	58,274	—	58,274
Commercial	—	1,796	1,796
Total	$100,144	$1,796	$101,940

December 31, 2025
Construction and development	$44,114	$—	$44,114
Single family residential	—	—	—
Other commercial real estate	66,266	—	66,266
Commercial	—	1,994	1,994
Total	$110,380	$1,994	$112,374

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2026
Beginning balance, July 1, 2026	$30,643	$195,741	$5,525	$6,318	$238,227
Provision for credit loss expense	5,465	8,361	(1,860)	201	12,167
Charge-offs	(2,663)	(8,535)	(1,523)	(328)	(13,049)
Recoveries	443	165	326	241	1,175
Net (charge-offs) recoveries	(2,220)	(8,370)	(1,197)	(87)	(11,874)
Ending balance, September 30, 2026	$33,888	$195,732	$2,468	$6,432	$238,520

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Nine Months Ended September 30, 2026
Beginning balance, January 1, 2026	$27,998	$183,677	$5,991	$6,711	$224,377
Provision for credit loss expense	12,231	31,919	7	66	44,223
Charge-offs	(7,849)	(20,629)	(4,568)	(1,268)	(34,314)
Recoveries	1,508	765	1,038	923	4,234
Net (charge-offs) recoveries	(6,341)	(19,864)	(3,530)	(345)	(30,080)
Ending balance, September 30, 2026	$33,888	$195,732	$2,468	$6,432	$238,520

Activity in the allowance for credit losses for the three and nine months ended September 30, 2025 was as follows:

(In thousands)	Commercial	Real Estate	Credit Card	Other Consumer and Other	Total
Allowance for credit losses:
Three Months Ended September 30, 2025
Beginning balance, July 1, 2025	$37,198	$203,985	$6,087	$6,267	$253,537
Provision for credit loss expense	7,196	5,517	1,499	968	15,180
Charge-offs	(8,079)	(1,350)	(1,862)	(600)	(11,891)
Recoveries	505	115	257	303	1,180
Net (charge-offs) recoveries	(7,574)	(1,235)	(1,605)	(297)	(10,711)
Ending balance, September 30, 2025	$36,820	$208,267	$5,981	$6,938	$258,006

Nine Months Ended September 30, 2025
Beginning balance, January 1, 2025	$41,587	$181,962	$6,007	$5,463	$235,019
Provision for credit loss expense	13,841	33,229	4,196	2,656	53,922
Charge-offs	(20,579)	(7,225)	(5,024)	(2,084)	(34,912)
Recoveries	1,971	301	802	903	3,977
Net (charge-offs) recoveries	(18,608)	(6,924)	(4,222)	(1,181)	(30,935)
Ending balance, September 30, 2025	$36,820	$208,267	$5,981	$6,938	$258,006

As of September 30, 2026, the Company’s allowance for credit losses was considered sufficient based upon expected losses that were supported by scenario-weighted economic forecasts. The provision for credit loss expense for the three and nine months ended September 30, 2026 and 2025 reflected new loan originations and updated economic assumptions during the periods, while the three and nine months ended September 30, 2025 also included an incremental provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period.

Reserve for Unfunded Commitments

In addition to the allowance for credit losses, the Company has established a reserve for unfunded commitments, classified in other liabilities. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The reserve for unfunded commitments was $25.6 million for both periods ended September 30, 2026 and December 31, 2025. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the allowance for credit losses. No adjustment was made to the reserve for unfunded commitments during the three and nine month periods ended September 30, 2026 or 2025, as it was considered sufficient to cover any loss expectations.

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

The components of the provision for credit losses for the three and nine month periods ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Provision for credit losses related to:
Loans	$12,167	$15,180	$44,223	$53,922
Unfunded commitments	—	—	—	—
Securities - HTM	—	(3,214)	—	(3,214)
Securities - AFS	—	—	—	—
Total	$12,167	$11,966	$44,223	$50,708

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

The Company’s leases are classified as operating leases with a term, including expected renewal or termination options, greater than one year, and are related to certain office facilities and office equipment. The following table presents information as of September 30, 2026 and December 31, 2025 related to the Company’s right-of-use lease assets, included in premises and equipment, and lease liabilities, included in accrued interest and other liabilities:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Right-of-use lease assets	$49,441	$51,203
Lease liabilities	50,954	53,212

Weighted average remaining lease term	7.27 years	8.04 years
Weighted average discount rate	4.07%	4.18%

Operating lease cost for the three and nine month periods ended September 30, 2026 was $3.3 million and $13.9 million, respectively, as compared to $3.9 million and $11.8 million for the same periods in 2025.

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Total premises and equipment, net at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Right-of-use lease assets	$49,441	$51,203
Premises and equipment:
Land	116,218	117,172
Buildings and improvements	433,130	417,866
Furniture, fixtures and equipment	133,492	129,891
Software	67,216	65,702
Construction in progress	6,908	25,966
Accumulated depreciation and amortization	(264,246)	(246,580)
Total premises and equipment, net	$542,159	$561,220

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested annually, or more often than annually if circumstances warrant, for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Goodwill totaled $1.32 billion at September 30, 2026 and December 31, 2025. Goodwill impairment was neither indicated nor recorded during the nine months ended September 30, 2026 or the year ended December 31, 2025.

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

Changes in the carrying amount and accumulated amortization of the Company’s core deposit premiums and other intangible assets at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Core deposit premiums:
Balance, beginning of year	$76,390	$87,575
Amortization	(8,066)	(11,185)
Balance, end of period	68,324	76,390
Books of business and other intangibles:
Balance, beginning of year	8,033	9,667
Amortization	(1,225)	(1,634)
Balance, end of period	6,808	8,033
Total other intangible assets, net	$75,132	$84,423

The carrying basis and accumulated amortization of the Company’s other intangible assets at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Core deposit premiums:
Gross carrying amount	$147,477	$173,305
Accumulated amortization	(79,153)	(96,915)
Core deposit premiums, net	68,324	76,390
Books of business and other intangibles:
Gross carrying amount	22,068	22,068
Accumulated amortization	(15,260)	(14,035)
Books of business and other intangibles, net	6,808	8,033
Total other intangible assets, net	$75,132	$84,423

The Company’s estimated remaining amortization expense on other intangible assets as of September 30, 2026 was as follows:

(In thousands)	Year	Amortization Expense
	Remainder of 2026	$3,056
	2027	12,218
	2028	11,312
	2029	8,563
	2030	8,160
	Thereafter	31,823
	Total	$75,132

NOTE 7: TIME DEPOSITS

Time deposits included approximately $1.37 billion and $1.50 billion of certificates of deposit over $250,000 at September 30, 2026 and December 31, 2025, respectively. Brokered time deposits were $935.4 million and $1.89 billion at September 30, 2026 and December 31, 2025, respectively.

NOTE 8: INCOME TAXES

The provision for income taxes is comprised of the following components for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Income taxes currently payable	$5,103	$3,110	$22,261	$20,538
Deferred income taxes	4,749	(163,842)	21,819	(166,587)
Provision for income taxes	$9,852	$(160,732)	$44,080	$(146,049)

The tax effects of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Deferred tax assets:
Loans acquired	$881	$1,241
Allowance for credit losses	55,578	52,923
Valuation of foreclosed assets	31	31
Tax NOLs from acquisition	6,141	6,507
Deferred compensation payable	3,870	3,960
Accrued equity and other compensation	9,061	11,626
Acquired securities	6,989	7,010
Capitalized intangibles(1)	120,680	145,126
Right-of-use lease liability	12,091	12,653
Unrealized loss on AFS securities	136,304	98,492
Allowance for unfunded commitments	6,082	6,094
Other	7,456	7,488
Gross deferred tax assets	365,164	353,151
Deferred tax liabilities:
Goodwill and other intangible amortization	(34,798)	(36,335)
Accumulated depreciation	(20,840)	(22,475)
Right-of-use lease asset	(11,732)	(12,175)
Unrealized gain on swaps	(7,500)	(14,437)
Other	(907)	(1,271)
Gross deferred tax liabilities	(75,777)	(86,693)

Net deferred tax asset	$289,387	$266,458
_______________________________________
(1)Capitalized intangibles primarily consist of deferred loan origination costs, net with deferred loan origination fees, capitalized under Treas. Reg §1.263(a)-4 and amortized as ordinary deductions over the estimated life of the related loans.

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Computed at the statutory rate (21%)	$11,963	$(151,940)	$47,550	$(130,553)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	475	(6,741)	3,474	(6,305)
Discrete items related to share-based compensation	(309)	(135)	(257)	(4)
Tax exempt interest income	(1,849)	(2,263)	(5,434)	(9,880)
Tax exempt earnings on BOLI	(932)	(767)	(2,753)	(2,317)
Federal tax credits	(597)	(637)	(1,635)	(1,937)
Other differences, net	1,101	1,751	3,135	4,947
Actual tax provision	$9,852	$(160,732)	$44,080	$(146,049)

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

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses to reduce its tax liability. The Company has engaged in three tax-free reorganization transactions in which acquired net operating losses are limited pursuant to Section 382. In total, approximately $23.5 million of federal net operating losses subject to the IRC Section 382 annual limitation are expected to be utilized by the Company. All of the acquired net operating loss carryforwards are expected to be fully utilized by 2036.

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

The gross amount of recognized liabilities for repurchase agreements was $4.4 million and $21.0 million at September 30, 2026 and December 31, 2025, respectively. The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
(In thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
September 30, 2026
Repurchase agreements:
U.S. Government agencies	$4,406	$—	$—	$—	$4,406

December 31, 2025
Repurchase agreements:
U.S. Government agencies	$20,983	$—	$—	$—	$20,983

NOTE 10: OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Debt at September 30, 2026 and December 31, 2025 consisted of the following components:

	September 30,	December 31,
(In thousands)	2026	2025
Other Borrowings
FHLB advances, net of discount, due 2026 to 2032, 4.00% to 5.53% secured by real estate loans	$1,351,461	$286,597
Other long-term debt	14,290	15,656
Total other borrowings	1,365,751	302,253

Subordinated Notes and Debentures
Subordinated notes payable, due 10/1/2035, fixed-to-floating rate (fixed rate of 6.25% through 9/30/2030, floating rate of 3.02% above the three-month SOFR rate, reset quarterly)	325,000	325,000
Unamortized debt issuance costs	(3,535)	(3,831)
Valuation adjustments on hedged subordinated notes payable	(19,581)	(3,455)
Total subordinated notes and debentures	301,884	317,714
Total other borrowings and subordinated debt	$1,667,635	$619,967

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

The Company had total outstanding FHLB advances of $1.35 billion and $286.6 million at September 30, 2026 and December 31, 2025, respectively. The outstanding FHLB advances as of September 30, 2026 were primarily overnight advances and were classified as short-term advances by the Company. At September 30, 2026, the FHLB advances outstanding were secured by mortgage loans and investment securities totaling approximately $7.28 billion and the Company had approximately $4.99 billion of additional advances available from the FHLB.

The Company’s long-term debt primarily includes subordinated debt and other notes payable. The aggregate contractual annual maturities of long-term debt at September 30, 2026, were as follows:

Year	(In thousands)
Remainder of 2026	$383
2027	1,649
2028	2,280
2029	9,689
2030	—
Thereafter	303,634
Total	$317,635

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

On October 29, 2019, the Company filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of the Company’s authorized preferred stock. On November 30, 2021, the Company redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of September 30, 2026, there were no shares of preferred stock issued or outstanding.

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

During the nine month period ended September 30, 2026, the Company repurchased 662,082 shares at an average price of $21.52 per share under the 2026 Program. No shares were repurchased during the three month period ended September 30, 2026 and the three and nine month periods ended September 30, 2025. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding future stock repurchases.

NOTE 13: UNDIVIDED PROFITS

Simmons Bank, the Company’s subsidiary bank, is subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. The approval of the Commissioner of the Arkansas State Bank Department is required if the total of all dividends declared by an Arkansas state bank in any calendar year exceeds seventy-five percent (75%) of the total of its net profits, as defined, for that year combined with seventy-five percent (75%) of its retained net profits of the preceding year. Since Simmons Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by Simmons Bank exceeds its net income to date for that year combined with its retained net profits for the preceding two years. At September 30, 2026, undivided profits of Simmons Bank were approximately $163.8 million, none of which were available for payment of dividends to the Company, without prior regulatory approval.

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

The Company and Simmons Bank must hold a capital conservation buffer of 2.5% composed of CET1 capital above its minimum risk-based capital requirements. Failure to meet this capital conservation buffer would result in additional limits on dividends, other distributions and discretionary bonuses. As of September 30, 2026, the Company and Simmons Bank met all capital adequacy requirements, including the capital conservation buffer, under the Basel III Capital Rules. The Company’s CET1 ratio was 12.05% at September 30, 2026.

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

The table below summarizes the transactions under the Company’s active stock-based compensation plans for the nine months ended September 30, 2026:

	Stock Options Outstanding		Non-vested Restricted Stock Units Outstanding		Non-vested Performance Stock Units Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Beginning balance, January 1, 2026	62	$23.51	1,047	$20.24	512	$20.84
Granted	—	—	815	19.88	255	20.12
Stock options exercised	—	—	—	—	—	—
Stock awards/units vested (earned)	—	—	(515)	20.26	(7)	22.21
Forfeited/expired	(62)	23.51	(145)	19.89	(221)	20.99

Balance, September 30, 2026	—	$—	1,202	$20.03	539	$19.94

Exercisable, September 30, 2026	—	$—

Stock-based compensation expense was $10.1 million and $12.5 million during the nine month periods ended September 30, 2026 and 2025, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all stock-based awards. There was no unrecognized stock-based compensation expense related to stock options at September 30, 2026. Unrecognized stock-based compensation expense related to non-vested stock awards and stock units was $20.6 million at September 30, 2026. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.8 years.

There was no intrinsic value of stock options outstanding and stock options exercisable at September 30, 2026. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $22.58 as of September 30, 2026, and the exercise price multiplied by the number of options outstanding. There was no intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025.

The fair value of the Company’s employee stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. There were no stock options granted during the nine months ended September 30, 2026 and 2025.

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

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income available to common stockholders	$47,113	$(562,792)	$182,348	$(475,631)

Average common shares outstanding	144,508	140,234	144,760	130,718
Average potential dilutive common shares	546	415	546	415
Average diluted common shares	145,054	140,649	145,306	131,133

Basic earnings per share	$0.33	$(4.01)	$1.26	$(3.64)
Diluted earnings per share	$0.32	$(4.00)	$1.25	$(3.63)

There were no stock options excluded from the three and nine months ended September 30, 2026 earnings per share calculation as there were no outstanding stock options as of September 30, 2026. There were 62,300 stock options excluded from the earnings per share calculation for the three and nine months ended September 30, 2025 due to the related stock option exercise price exceeding the average market price of the Company’s stock during the periods.

NOTE 16: ADDITIONAL CASH FLOW INFORMATION

The following is a summary of the Company’s additional cash flow information:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Interest paid	$323,403	$434,072
Income taxes paid	26,901	6,028
Transfers of loans to foreclosed assets held for sale	2,721	6,926

NOTE 17: OTHER INCOME AND OTHER OPERATING EXPENSES

Other income for the three and nine months ended September 30, 2026 was $6.0 million and $19.4 million, respectively. Other income for the three and nine months ended September 30, 2025 was $6.1 million and $19.0 million, respectively.

Other operating expenses for the three months ended September 30, 2026 included $17.1 million of certain professional services, $5.9 million of certain accelerated prepaid marketing expenses and $14.2 million of net branch/real estate rightsizing costs. These expenses were related to various optimization initiatives, including operating model and organizational redesign and branch network strategy optimization recorded during the three months ended September 30, 2026.

Other operating expenses for the nine months ended September 30, 2026 included $18.3 million of certain professional services, $5.9 million of certain accelerated prepaid marketing expenses and $20.8 million of net branch/real estate rightsizing costs. These expenses were primarily related to various optimization initiatives previously discussed.

Other operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Professional services	$22,672	$4,809	$35,975	$15,868
Postage	2,181	2,332	6,777	6,862
Telephone	1,449	1,522	4,486	4,595
Credit card expense	2,898	3,217	8,967	9,437
Marketing	12,814	6,886	26,425	20,324
Software and technology	12,034	10,186	34,742	30,707
Operating supplies	563	772	1,270	1,886
Amortization of intangibles	3,098	3,097	9,292	9,722
Other expense	24,410	10,206	45,272	31,953
Total other operating expenses	$82,119	$43,027	$173,206	$131,354

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

The following table provides a summary of the Company’s reportable operating segment results for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$203,610	$366	$203,976	$185,237	$1,424	$186,661
Noninterest income (loss)	35,650	11,541	47,191	(766,254)	10,067	(756,187)
Total net revenue (loss)	239,260	11,907	251,167	(581,017)	11,491	(569,526)
Noninterest expense:
Salaries and employee benefits	73,378	4,699	78,077	71,855	4,394	76,249
Occupancy expense, net	11,244	464	11,708	11,599	507	12,106
Furniture and equipment expense	5,357	25	5,382	5,275	—	5,275
Deposit insurance	4,519	—	4,519	5,175	—	5,175
Other operating expenses (1)	80,674	1,675	82,349	41,576	1,651	43,227
Total noninterest expense	175,172	6,863	182,035	135,480	6,552	142,032
Income (loss) before provision for credit losses and income taxes	64,088	5,044	69,132	(716,497)	4,939	(711,558)
Provision for credit losses	12,167	—	12,167	11,966	—	11,966
Income tax expense (benefit)	9,847	5	9,852	(160,735)	3	(160,732)
Net income (loss)	$42,074	$5,039	$47,113	$(567,728)	$4,936	$(562,792)

	Nine Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Community and Commercial Banking	Other	Consolidated	Community and Commercial Banking	Other	Consolidated
Net interest income	$600,472	$1,299	$601,771	$520,499	$1,408	$521,907
Noninterest income (loss)	106,865	32,462	139,327	(697,129)	29,451	(667,678)
Total net revenue (loss)	707,337	33,761	741,098	(176,630)	30,859	(145,771)
Noninterest expense:
Salaries and employee benefits	214,984	14,568	229,552	211,055	13,880	224,935
Occupancy expense, net	37,269	1,372	38,641	35,134	1,467	36,601
Furniture and equipment expense	16,469	75	16,544	16,214	—	16,214
Deposit insurance	11,264	—	11,264	15,483	—	15,483
Other operating expenses (1)	170,141	4,305	174,446	127,366	4,602	131,968
Total noninterest expense	450,127	20,320	470,447	405,252	19,949	425,201
Income (loss) before provision for credit losses and income taxes	257,210	13,441	270,651	(581,882)	10,910	(570,972)
Provision for credit losses	44,223	—	44,223	50,708	—	50,708
Income tax expense (benefit)	44,071	9	44,080	(146,067)	18	(146,049)
Net income (loss)	$168,916	$13,432	$182,348	$(486,523)	$10,892	$(475,631)

(In thousands)	Community and Commercial Banking	Other	Consolidated
Assets as of:
September 30, 2026	$24,070,462	$4,019	$24,074,481
September 30, 2025	$24,203,137	$5,025	$24,208,162
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

At September 30, 2026, the Company had outstanding commitments to extend credit aggregating approximately $804.9 million and $4.65 billion for credit card commitments and other loan commitments, respectively. At December 31, 2025, the Company had outstanding commitments to extend credit aggregating approximately $799.4 million and $4.19 billion for credit card commitments and other loan commitments, respectively.

As of September 30, 2026, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $24.9 million. At December 31, 2025, the Company had outstanding commitments to originate fixed-rate mortgage loans of approximately $20.5 million. The commitments extend over varying periods of time with the majority being disbursed within a thirty-day period.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $75.6 million and $72.9 million at September 30, 2026 and December 31, 2025, respectively, with terms ranging from 9 months to 15 years. At September 30, 2026 and December 31, 2025, the Company had no deferred revenue under standby letter of credit agreements.

The Company has purchased letters of credit from the FHLB as security for certain public deposits. The amount of the letters of credit was $924.8 million and $785.4 million at September 30, 2026 and December 31, 2025, respectively, and they expire in less than one year from issuance.

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

Mortgage loans held for sale – Mortgage loans held for sale are reported at fair value on an aggregate basis. Adjustments to fair value are recognized monthly and reflected in earnings. In determining the fair value of loans held for sale, the Company may consider outstanding investor commitments, discounted cash flow analyses with market assumptions or the fair value of the collateral if the loan is collateral dependent. Such loans are classified within either Level 2 or Level 3 of the fair value hierarchy. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3. At September 30, 2026 and December 31, 2025, the aggregate fair value of mortgage loans held for sale exceeded their cost.

Derivative instruments – The Company’s derivative instruments are reported at fair value utilizing Level 2 inputs. The Company obtains fair value measurements from dealer quotes.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Available-for-sale securities
U.S. Government agencies	$17,708	$—	$17,708	$—
Mortgage-backed securities	1,893,901	—	1,893,901	—
State and political subdivisions	751,322	—	751,322	—
Other securities	80,527	—	80,527	—
Mortgage loans held for sale	12,916	—	—	12,916
Assets held in trading accounts	6,874	6,874	—	—
Derivative asset	117,980	—	117,980	—
Derivative liability	(106,086)	—	(106,086)	—

December 31, 2025
Available-for-sale securities
U.S. Government agencies	$47,172	$—	$47,172	$—
Mortgage-backed securities	2,201,958	—	2,201,958	—
States and political subdivisions	859,071	—	859,071	—
Other securities	158,020	—	158,020	—
Mortgage loans held for sale	17,438	—	—	17,438
Assets held in trading accounts	11,685	11,685	—	—
Derivative asset	87,463	—	87,463	—
Derivative liability	(31,522)	—	(31,522)	—

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

The following table sets forth the Company’s assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Individually assessed loans (1) (2) (collateral-dependent)	$101,940	$—	$—	$101,940
Foreclosed assets and other real estate owned (1)	5,691	—	—	5,691

December 31, 2025
Individually assessed loans (1) (2) (collateral-dependent)	$112,374	$—	$—	$112,374
Foreclosed assets and other real estate owned (1)	1,081	—	—	1,081
________________________
(1)These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2)Identified reserves of $11.2 million and $9.1 million were related to collateral-dependent loans for which fair value re-measurements took place during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
September 30, 2026
Financial assets:
Cash and cash equivalents	$759,622	$759,622	$—	$—	$759,622
Interest receivable	110,004	—	110,004	—	110,004
Loans, net	17,226,162	—	—	17,017,352	17,017,352

Financial liabilities:
Noninterest bearing transaction accounts	4,285,910	—	4,285,910	—	4,285,910
Interest bearing transaction accounts and savings deposits	11,005,547	—	11,005,547	—	11,005,547
Time deposits	3,324,686	—	—	3,305,961	3,305,961
Federal funds purchased and securities sold under agreements to repurchase	99,444	—	99,444	—	99,444
Other borrowings	1,365,751	—	1,364,685	—	1,364,685
Subordinated notes and debentures	301,884	—	317,896	—	317,896
Interest payable	28,046	—	28,046	—	28,046

	Carrying	Fair Value Measurements
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets:
Cash and cash equivalents	$711,913	$711,913	$—	$—	$711,913
Interest bearing balances due from banks - time	100	—	100	—	100
Interest receivable	104,062	—	104,062	—	104,062
Loans, net	17,267,802	—	—	17,056,124	17,056,124

Financial liabilities:
Noninterest bearing transaction accounts	4,330,211	—	4,330,211	—	4,330,211
Interest bearing transaction accounts and savings deposits	11,141,169	—	11,141,169	—	11,141,169
Time deposits	4,712,658	—	—	4,704,667	4,704,667
Federal funds purchased and securities sold under agreements to repurchase	21,383	—	21,383	—	21,383
Other borrowings	302,253	—	301,500	—	301,500
Subordinated notes and debentures	317,714	—	328,419	—	328,419
Interest payable	34,683	—	34,683	—	34,683

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

The following table summarizes the fair value hedges recorded in the accompanying consolidated balance sheets.

				September 30, 2026		December 31, 2025
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Derivative assets	Other assets	1.21%	Federal Funds	$1,001,715	$74,649	$1,001,715	$59,829
Derivative liabilities	Accrued interest and other liabilities	Daily WA SOFR	3.07% - 3.56%	325,000	(18,918)	325,000	(3,337)

The following amounts were recorded on the balance sheet related to carrying amounts and cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/Liabilities
Line Item on the Balance Sheet (In thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Investment securities - Available-for-sale	$951,013	$970,976	$74,807	$60,013
Subordinated debentures	301,884	317,714	(19,581)	(3,455)

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company has executed step-down interest rate swaps on certain variable rate loans within the CRE and commercial and industrial portfolios with maturity dates ranging from 2026 to 2029 and certain securities within the variable rate commercial MBS portfolio with maturity dates ranging from 2026 to 2027. These receive-fixed/pay-variable swaps are used to manage variability in future cash flows related to interest rate exposure within each portfolio. The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment.

The following table summarizes the cash flow hedges recorded in the accompanying consolidated balance sheets:

				September 30, 2026		December 31, 2025
(In thousands)	Balance Sheet Location	Weighted Average Pay Rate	Receive Rate	Notional	Fair Value	Notional	Fair Value
Variable rate loans	Accrued interest and other liabilities	1M CME Term SOFR	3.18% - 4.31%	$1,550,000	$(41,744)	$1,000,000	$(919)
Variable rate commercial MBS	Accrued interest and other liabilities	SOFR 30A	3.07% - 3.82%	200,000	(2,199)	300,000	317

The following table summarizes the cash flow hedges relationships on the statement of comprehensive income (loss).

	Net Change in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Variable rate loans	$(25,723)	$1,216	$(40,825)	$1,216
Variable rate commercial MBS	(526)	162	(2,516)	162

The following table summarizes the gains (losses) related to our fair value and cash flow hedges in the accompanying consolidated statements of income:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Interest Income		Interest Expense	Interest Income		Interest Expense
(In thousands)	Loans (including fees)	Investment securities	Subordinated debentures	Loans (including fees)	Investment securities	Subordinated debentures
Net swap settlement on fair value hedges	$—	$6,470	$301	$—	$8,118	$61

Cash flow hedges:
Amount of derivative gains (losses) reclassified into income	(889)	(25)	—	(374)	(160)	—

Total amounts reported on the Consolidated Income Statement	(889)	6,445	301	(374)	7,958	61

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Interest Income		Interest Expense	Interest Income		Interest Expense
(In thousands)	Loans (including fees)	Investment securities	Subordinated debentures	Loans (including fees)	Investment securities	Subordinated debentures
Net swap settlement on fair value hedges	$—	$18,906	$335	$—	$24,118	$61

Cash flow hedges:
Amount of derivative gains (losses) reclassified into income	(2,147)	173	—	(374)	(160)	—

Total amounts reported on the Consolidated Income Statement	(2,147)	19,079	335	(374)	23,958	61

As of September 30, 2026, net losses related to the variable rate loans and variable rate commercial MBS in other comprehensive income that are expected to be reclassified into earnings within the next 12 months totaled $14.1 million and $2.2 million, respectively.

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

The following table summarizes the fair values of loan derivative contracts recorded in the accompanying consolidated balance sheets.

	September 30, 2026		December 31, 2025
(In thousands)	Notional	Fair Value	Notional	Fair Value
Derivative assets	$1,507,704	$43,428	$1,190,958	$26,734
Derivative liabilities	1,508,579	43,310	1,191,858	26,682

Risk Participation Agreements

The Company has a limited number of Risk Participation Agreement swaps, that are associated with loan participations, where the Company is not the counterparty to the interest rate swaps that are associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty. The notional amount of these contingent agreements is $21.8 million as of September 30, 2026.

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

The Company has no outstanding notional values related to energy hedge swap contracts as of September 30, 2026. Currently, the Company generally does not intend to offer hedging services to any remaining energy related customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee
Simmons First National Corporation
Pine Bluff, Arkansas

Results of Review of Interim Financial Information

We have reviewed the consolidated balance sheet of Simmons First National Corporation and subsidiaries (the “Company”) as of September 30, 2026, and the related consolidated statements of income (loss), comprehensive income (loss), and stockholders’ equity for the three and nine month periods ended September 30, 2026 and 2025, and cash flows for the nine month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2026

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As permitted by SEC rules, management presents a sequential quarterly analysis of the Company’s performance as we believe that comparing current quarter results to those of the immediately preceding fiscal quarter is more useful in identifying current business trends and provides a more relevant analysis of our business results. Accordingly, we have compared our results of operations for the three months ended September 30, 2026 to our results of operations for the three months ended June 30, 2026, as applicable, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding the Company’s results for the three months ended June 30, 2026, please refer to our second quarter Form 10-Q filed with the SEC on August 5, 2026.

OVERVIEW

Our net income for the three months ended September 30, 2026 was $47.1 million, or $0.32 diluted earnings per share, compared to net income of $66.7 million, or $0.46 diluted earnings per share, for the three months ended June 30, 2026. Included in the results were certain items related to our branch/real estate rightsizing costs, severance/early retirement program costs, certain professional services (for the three months ended September 30, 2026) and accelerated prepaid expenses (for the three months ended September 30, 2026). Excluding these certain items and the tax effect, adjusted earnings for the three months ended September 30, 2026 were $79.0 million, or $0.54 adjusted diluted earnings per share, compared to $72.2 million, or $0.50 adjusted diluted earnings per share, for the three months ended June 30, 2026.

Our net income for the nine months ended September 30, 2026 was $182.3 million, or $1.25 diluted earnings per share, compared to a net loss of $(475.6) million, or $(3.63) diluted earnings per share, for the nine months ended September 30, 2025. Included in the results were certain items related to our branch/real estate rightsizing costs, severance/early retirement program costs, a FDIC special assessment (for the nine months ended September 30, 2026), certain professional services (for the nine months ended September 30, 2026), accelerated prepaid expenses (for the nine months ended September 30, 2026), loss on sale of securities (for the nine months ended September 30, 2025) and loss on early extinguishment of debt (for the nine months ended September 30, 2025). Excluding these certain items and the tax effect, adjusted earnings for the nine months ended September 30, 2026 were $219.7 million, or $1.51 adjusted diluted earnings per share, compared to $154.1 million, or $1.18 adjusted diluted earnings per share, for the nine months ended September 30, 2025.

We believe the asset quality in our portfolio remains relatively stable and reflects our conservative credit culture, as well as our focus on maintaining disciplined pricing and conservative underwriting standards given the current economic environment. Total nonperforming loans as of September 30, 2026, December 31, 2025, and September 30, 2025 were $179.9 million, $112.7 million, and $153.9 million, respectively. Nonperforming assets as a percent of total assets were 0.78% at September 30, 2026, compared to 0.51% at December 31, 2025 and 0.66% at September 30, 2025.

As of September 30, 2026, stockholders’ equity was $3.35 billion, book value per share was $23.18 and tangible book value per share was $13.52.

Total loans were $17.46 billion at September 30, 2026, compared to $17.49 billion at December 31, 2025. Our unfunded commitments were $4.36 billion and $3.87 billion as of September 30, 2026 and December 31, 2025, respectively. Our commercial loan pipeline totaled $1.26 billion as of September 30, 2026, compared to $1.54 billion at December 31, 2025.

During the third quarter of 2026, we announced a series of strategic actions focused on improving operational efficiency, growth and profitability by transforming our operating model, and particularly by simplifying our organizational structure, streamlining our processes and enhancing our use of technology and automation throughout our business. To date, these actions include (collectively, the “Initiatives”) operating model and organizational redesign and optimization initiatives, branch network strategy and optimization (including the branch closures discussed below), and other select operating efficiency and expense management improvements.

As part of the Initiatives, during the third quarter of 2026, we announced the closure of 26 Simmons Bank branches across our six-state footprint (“Branch Closures”). The Branch Closures are expected to be effective on December 4, 2026. In connection with the Branch Closures, we expect to incur aggregate pre-tax expenses in an estimated range of approximately $20 million to $23 million.

We expect the Initiatives to reduce our noninterest expense over time and, as a result, positively impact our pre-provision net revenue (“PPNR”), although we may reinvest a portion of any resulting savings into strategic growth initiatives. The timing, scope, and magnitude of any such reinvestments will depend on, among other things, market conditions, business opportunities, talent recruitment, and management’s ongoing assessment of capital allocation priorities.
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

Simmons First National Corporation is a Mid-South based financial holding company that, as of September 30, 2026, has approximately $24.1 billion in consolidated assets and, through its subsidiaries, conducts financial operations in Arkansas, Kansas, Missouri, Oklahoma, Tennessee and Texas.

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

To quantitatively test goodwill for impairment, a present value of discounted cash flows calculation is completed and relies on several assumptions that have a level of subjectivity and judgment. These assumptions are dependent on market and economic conditions. Key inputs to estimate terminal fair value of the Company include projected forecasts, noninterest expense savings and a pricing multiple based on a group of peer banks with similar characteristics. These inputs are discounted by the cost of equity, which includes assumptions involving our beta; equity risk, size and company premiums; and the 20-year treasury rate. Assumptions used in calculating the cost of equity are obtained from market and third-party data. Results are compared to book value; no impairment was indicated as of September 30, 2026. Judgment is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond our control and could cause actual results to differ materially from those projected.

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

Our practice is to limit exposure to interest rate movements by maintaining a significant portion of earning assets and interest bearing liabilities in short-term repricing. In the last several years, on average, approximately 48% of our loan portfolio and approximately 94% of our time deposits have repriced in one year or less. As of September 30, 2026, our interest rate sensitivity shows that approximately 69% of our loans and 96% of our time deposits will reprice in the next year.

Net Interest Income - Sequential Quarter Analysis

For the three month period ended September 30, 2026, net interest income on a fully taxable equivalent basis was $207.1 million, an increase of $3.4 million, or 1.7%, compared to the three months ended June 30, 2026. The increase in net interest income was primarily the result of a $1.5 million increase in fully tax equivalent interest income, coupled with a $2.0 million decrease in interest expense.

The increase in interest income on a fully taxable equivalent basis primarily resulted from a $1.7 million increase in interest income on loans, moderated by a decrease of $785,000 in interest income on investment securities. The increase in interest income provided by loans reflects a $5.1 million increase related to loan yield, partially offset by a $3.4 million decrease attributable to loan volume. The loan yield for the third quarter of 2026 was 6.20% compared to 6.15% from the preceding sequential quarter, representing a 5 basis point increase. The decrease in loan volume during the three months ended September 30, 2026 was primarily due to higher levels of paydowns, early payoffs, and continued focus on profitability and relationship banking as we deleveraged the balance sheet through the run-off of certain lower yielding, low relationship credits. The decrease in interest income on investment securities was primarily related to a $744,000 decrease in interest income on taxable investment securities, which reflects a $1.6 million decrease due to the decline in our investment portfolio average balances related to planned maturities within the portfolio, partially offset by an increase of $810,000 in interest income on taxable investment securities related to yield increases over the period of 9 basis points.

The $2.0 million decrease in interest expense is primarily due to the $6.1 million decrease in interest expense on deposits, primarily driven by a $5.3 million decrease in interest expense attributable to time deposit volume over the period, largely related to the balance sheet deleveraging of higher rate deposits, seasonal decreases in public fund deposits and a reduction in the utilization of brokered deposits given pricing relative to FHLB advances. The decrease due to volume was partially offset by a $4.3 million increase in interest expense on other borrowings, primarily related to utilization of short term FLHB advances rather than brokered deposits given favorable pricing during the period.

Net Interest Income - Year-over-Year Analysis

Net interest income on a fully taxable equivalent basis for the nine month period ended September 30, 2026 increased $72.4 million, or 13.4%, over the same period in 2025. The increase in net interest income on a fully taxable equivalent basis was the result of a $25.2 million decrease in fully taxable equivalent interest income, more than offset by a $97.6 million decrease in interest expense.

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

The decrease in interest income on a fully taxable equivalent basis primarily resulted from a $46.6 million decrease in interest income on investment securities, which reflects a $67.0 million decrease in interest income on investment securities due to the decline in our investment portfolio average balances, which decreased by $2.30 billion or 42.6%. The decrease was partially offset by an increase of $20.4 million in interest income on investment securities due to yield increases over the period of 69 basis points and 39 basis points for our taxable and non-taxable investment security portfolios, respectively. These changes were primarily due to the balance sheet repositioning previously discussed, coupled with pay downs and maturities over the period. A $25.8 million increase in interest income on loans reflects an increase attributable to loan volume of $37.2 million, partially offset by an $11.4 million decrease in interest income related to loan yield due to a 9 basis point decline in loan yield over the comparative period.

The $97.6 million decrease in interest expense is mainly due to the decrease in our deposit account rates over the period. Interest expense decreased $53.9 million due to the decrease in rate of 52 basis points on interest-bearing deposit accounts. A $38.1 million decrease in interest expense was related to the decrease in time deposit volume over the period, primarily related to the factors around the balance sheet deleveraging previously discussed. Further, a decrease of $3.4 million in interest expense was related to reductions in the amounts outstanding under wholesale borrowings sources over the comparative period, while a decrease of $3.3 million in interest expense was related to the reduction in subordinated debentures outstanding. We continually monitor and look for opportunities to fairly reprice our deposits while remaining competitive in this current challenging rate environment.

Net Interest Margin

Our net interest margin on a fully tax equivalent basis was 3.92% and 3.86% for the three and nine month periods ended September 30, 2026, as compared to 3.84% and 3.17% for the three months ended June 30, 2026 and the nine months ended September 30, 2025, respectively. Net interest margin experienced an 8 basis point increase for the three months ended September 30, 2026 compared to the preceding sequential quarter, while net interest margin increased 69 basis points during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in net interest margin on a linked quarter basis reflected an increase in loan yields, coupled with the deleveraging of the balance sheet driven by the run-off of certain lower yielding, low relationship credits and a corresponding reduction of higher cost funding. The increase in net interest margin on a year-over-year comparative basis was primarily driven by the balance sheet repositioning.

Net Interest Income Tables

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended September 30, 2026 and June 30, 2026 and the nine months ended September 30, 2026 and 2025, respectively.

Table 1: Analysis of Net Interest Margin
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2026	2026	2026	2025
Interest income	$309,043	$307,680	$918,537	$936,283
FTE adjustment	3,116	3,029	9,157	16,647
Interest income – FTE	312,159	310,709	927,694	952,930
Interest expense	105,067	107,053	316,766	414,376
Net interest income – FTE	$207,092	$203,656	$610,928	$538,554

Yield on earning assets – FTE	5.91%	5.85%	5.87%	5.61%
Cost of interest bearing liabilities	2.56%	2.59%	2.57%	3.10%
Net interest spread – FTE	3.35%	3.26%	3.30%	2.51%
Net interest margin – FTE	3.92%	3.84%	3.86%	3.17%

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2026 compared to June 30, 2026	September 30, 2026 compared to September 30, 2025
Decrease due to change in earning assets	$(4,623)	$(32,910)
Increase due to change in earning asset yields	6,073	7,674
Increase due to change in interest bearing liabilities	1,869	40,382
Increase due to change in interest rates paid on interest bearing liabilities	117	57,228
Increase in net interest income	$3,436	$72,374

Table 3 shows, for each major category of earning assets and interest bearing liabilities, the average (computed on a daily basis) amount outstanding, the interest earned or expensed on such amount and the average rate earned or expensed for the three months ended September 30, 2026 and June 30, 2026 and the nine months ended September 30, 2026 and 2025, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Nonaccrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis
(FTE = Fully Taxable Equivalent using an effective tax rate of 26.135%)

	Three Months Ended
	September 30, 2026			June 30, 2026
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$246,779	$2,541	4.09	$199,704	$2,058	4.13
Investment securities - taxable	2,163,583	24,728	4.53	2,301,053	25,472	4.44
Investment securities - non-taxable	787,115	7,461	3.76	802,448	7,502	3.75
Mortgage loans held for sale	15,665	236	5.98	13,556	202	5.98
Assets held in trading accounts	12,499	124	3.94	14,731	136	3.70
Loans - including fees	17,735,235	277,069	6.20	17,956,572	275,339	6.15
Total interest earning assets	20,960,876	312,159	5.91	21,288,064	310,709	5.85
Non-earning assets	3,371,350			3,349,957
Total assets	$24,332,226			$24,638,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,104,164	$58,295	2.08	$11,192,627	$58,536	2.10
Time deposits	3,764,350	31,154	3.28	4,406,355	36,996	3.37
Total interest bearing deposits	14,868,514	89,449	2.39	15,598,982	95,532	2.46
Federal funds purchased and securities sold under agreements to repurchase	22,142	141	2.53	57,758	426	2.96
Other borrowings	1,083,796	10,220	3.74	635,693	5,873	3.71
Subordinated debt and debentures	309,678	5,257	6.73	314,108	5,222	6.67
Total interest bearing liabilities	16,284,130	105,067	2.56	16,606,541	107,053	2.59

Noninterest bearing liabilities:
Noninterest bearing deposits	4,262,855			4,272,088
Other liabilities	307,051			280,861
Total liabilities	20,854,036			21,159,490
Stockholders’ equity	3,478,190			3,478,531
Total liabilities and stockholders’ equity	$24,332,226			$24,638,021
Net interest spread – FTE			3.35			3.26
Net interest margin – FTE		$207,092	3.92		$203,656	3.84

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate (%)	Balance	Expense	Rate (%)
ASSETS
Earning assets:
Interest bearing balances due from banks and federal funds sold	$232,683	$6,919	3.98	$343,623	$11,655	4.53
Investment securities - taxable	2,290,166	76,511	4.47	3,255,730	92,000	3.78
Investment securities - non-taxable	803,159	22,505	3.75	2,133,348	53,637	3.36
Mortgage loans held for sale	14,347	641	5.97	11,681	572	6.55
Assets held in trading accounts	13,656	382	3.74	3,809	99	3.47
Loans - including fees	17,783,817	820,736	6.17	16,981,233	794,967	6.26
Total interest earning assets	21,137,828	927,694	5.87	22,729,424	952,930	5.61
Non-earning assets	3,362,521			3,343,676
Total assets	$24,500,349			$26,073,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing liabilities:
Interest bearing transaction and savings deposits	$11,207,493	$174,484	2.08	$11,146,423	$204,549	2.45
Time deposits	4,279,573	108,099	3.38	5,695,173	168,854	3.96
Total interest bearing deposits	15,487,066	282,583	2.44	16,841,596	373,403	2.96
Federal funds purchased and securities sold under agreements to repurchase	32,564	603	2.48	31,829	244	1.02
Other borrowings	640,544	17,839	3.72	643,561	21,284	4.42
Subordinated debt and debentures	314,108	15,741	6.70	380,347	19,445	6.84
Total interest bearing liabilities	16,474,282	316,766	2.57	17,897,333	414,376	3.10

Noninterest bearing liabilities:
Noninterest bearing deposits	4,255,086			4,367,882
Other liabilities	295,291			315,624
Total liabilities	21,024,659			22,580,839
Stockholders’ equity	3,475,690			3,492,261
Total liabilities and stockholders’ equity	$24,500,349			$26,073,100
Net interest spread – FTE			3.30			2.51
Net interest margin – FTE		$610,928	3.86		$538,554	3.17

Table 4 shows changes in interest income and interest expense resulting from changes in both volume and interest rates for the three and nine months ended September 30, 2026 as compared to the three months ended June 30, 2026 and the nine months ended September 30, 2025, respectively. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2026 compared to June 30, 2026			September 30, 2026 compared to September 30, 2025
(In thousands, on a fully taxable equivalent basis)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Increase (decrease) in:
Interest income:
Interest bearing balances due from banks and federal funds sold	$485	$(2)	$483	$(3,427)	$(1,309)	$(4,736)
Investment securities - taxable	(1,554)	810	(744)	(30,365)	14,876	(15,489)
Investment securities - non-taxable	(144)	103	(41)	(36,679)	5,547	(31,132)
Mortgage loans held for sale	31	3	34	123	(54)	69
Assets held in trading accounts	(22)	10	(12)	275	8	283
Loans - including fees	(3,419)	5,149	1,730	37,163	(11,394)	25,769
Total	(4,623)	6,073	1,450	(32,910)	7,674	(25,236)

Interest expense:
Interest bearing transaction and savings accounts	(464)	223	(241)	1,115	(31,180)	(30,065)
Time deposits	(5,320)	(522)	(5,842)	(38,077)	(22,678)	(60,755)
Federal funds purchased and securities sold under agreements to repurchase	(234)	(51)	(285)	6	353	359
Other borrowings	4,224	123	4,347	(100)	(3,345)	(3,445)
Subordinated notes and debentures	(75)	110	35	(3,326)	(378)	(3,704)
Total	(1,869)	(117)	(1,986)	(40,382)	(57,228)	(97,610)
Increase in net interest income	$(2,754)	$6,190	$3,436	$7,472	$64,902	$72,374

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

The provision for credit losses for the three months ended September 30, 2026 was $12.2 million as compared to $17.4 million for the three months ended June 30, 2026. Provision expense for each period was related to loans and reflected loan originations during the quarters, as well as the impact of updated economic assumptions.

For the nine months ended September 30, 2026, our provision for credit losses was $44.2 million as compared to $50.7 million for the same period ended September 30, 2025. Provision expense for each period reflected loan originations during the period, as well as the impact of updated economic assumptions, while the provision expense for the nine months ended September 30, 2025 also reflected a provision expense of $15.6 million related to two specific credit relationships which migrated to nonperforming during the period.

NONINTEREST INCOME (LOSS)

Noninterest income is principally derived from recurring fee income, which includes service charges, wealth management fees and debit and credit card fees. Noninterest income also includes income on the sale of mortgage loans, income from the increase in cash surrender values of bank owned life insurance and gains (losses) from sales of securities.

For the three month period ended September 30, 2026, total noninterest income was $47.2 million, a decrease of approximately $748,000 or 1.6%, compared to the three month period ended June 30, 2026. The decrease for the three month period ended September 30, 2026 as compared to the preceding sequential quarter is largely due to a decrease in swap fee income related to the changes in the interest rate environment and lower loan production during the period, coupled with the $1.1 million in net positive SBIC valuation adjustments recorded during the three months ended June 30, 2026. These adjustments are included in “Other income” in the table below. These decreases more than offset the $1.3 million increase in service charges on deposit accounts related to transaction volume and $1.2 million increase in wealth management fees due to increased activity across the footprint and investments in talent acquisition.

Noninterest income (loss) for the nine months ended September 30, 2026 increased by approximately $807.0 million or 120.9% as compared to the nine months ended September 30, 2025. The increase, as compared to the same period in 2025, was primarily due to losses on sale of securities of $801.5 million recognized during the nine month period ended September 30, 2025. During the prior comparative period, we sold approximately $3.2 billion in amortized cost basis of low yielding investment securities, as part of a balance sheet repositioning to deleverage the balance sheet through the pay-down of higher rate, non-relationship wholesale and public fund deposits, as well as higher rate other borrowings primarily consisting of FHLB advances. During the three month period ended September 30, 2025, we also recognized a $570,000 loss on early extinguishment of debt. Adjusting for these certain items, adjusted noninterest income for the nine month period ended September 30, 2026 increased $4.9 million, or 3.7%, from the prior comparative period. The increase in adjusted noninterest income on a year-over-year basis was primarily due to a $3.2 million increase in wealth management fees related to increased activity and the investments in talent acquisition previously discussed.

Table 5 shows noninterest income for the three month periods ended September 30, 2026 and June 30, 2026 and the nine months ended September 30, 2026 and 2025, respectively, as well as changes between periods.

Table 5: Noninterest Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	Change		September 30,	September 30,	Change
(Dollars in thousands)	2026	2026	$	%	2026	2025	$	%
Service charges on deposit accounts	$13,609	$12,329	$1,280	10.4%	$38,594	$38,268	$326	0.9%
Debit and credit card fees	8,735	9,008	(273)	(3.0)	26,246	25,491	755	3.0
Wealth management fees	11,440	10,240	1,200	11.7	32,213	29,058	3,155	10.9
Mortgage lending income	1,668	1,994	(326)	(16.4)	5,516	5,959	(443)	(7.4)
Bank owned life insurance income	4,218	4,218	—	—	12,654	11,925	729	6.1
Other service charges and fees	1,509	1,551	(42)	(2.7)	4,666	4,128	538	13.0
Loss on sale of securities, net	—	—	—	—	—	(801,492)	801,492	*
Other income	6,012	8,599	(2,587)	(30.1)	19,438	18,985	453	2.4
Total noninterest income (loss)	$47,191	$47,939	$(748)	(1.6)%	$139,327	$(667,678)	$807,005	120.9%
_________________________
*Not meaningful

Recurring fee income (total service charges, wealth management fees, debit and credit card fees) was $35.3 million and $33.1 million for the three month periods ended September 30, 2026 and June 30, 2026, respectively, and was $101.7 million and $96.9 million for the nine month periods ended September 30, 2026 and 2025, respectively.

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

Noninterest expense was $182.0 million for the three month period ended September 30, 2026, as compared to noninterest expense of $147.7 million for the three month period ended June 30, 2026, representing an increase of $34.3 million, or 23.2%, as compared to the preceding quarter. Adjusted noninterest expense, which excludes branch/real estate right sizing costs, severance/early retirement program costs, certain professional services (for the three months ended September 30, 2026) and accelerated prepaid expenses (for the three months ended September 30, 2026), for the three months ended September 30, 2026 was $138.9 million, a decrease of $1.4 million as compared to the three months ended June 30, 2026.

Noninterest expense for the nine months ended September 30, 2026 increased by approximately $45.2 million or 10.6% as compared to the nine months ended September 30, 2025. Adjusted noninterest expense, which excludes branch/real estate rightsizing costs, severance/early retirement program costs, a FDIC special assessment (for the nine months ended September 30, 2026), certain professional services (for the nine months ended September 30, 2026), accelerated prepaid expenses (for the nine months ended September 30, 2026), loss on sale of securities (for the nine months ended September 30, 2025) and loss on early extinguishment of debt (for the nine months ended September 30, 2025), decreased $284,000, or 0.1%, as compared to the nine months ended September 30, 2025.

During the three month period ended September 30, 2026, we recorded $17.1 million of certain professional services (recorded in professional services expense), $5.9 million of certain accelerated prepaid marketing expenses (recorded in marketing expense) and $14.2 million of net branch/real estate rightsizing costs (recorded in other operating expense). For the nine month period ended September 30, 2026, these amounts were $18.3 million, $5.9 million and $20.8 million, respectively. These expenses were related to the Initiatives, which include operating model and organizational redesign and the announced Branch Closures.

Occupancy expense for the three and nine months ended September 30, 2026 as compared to the three months ended June 30, 2026 and nine months ended September 30, 2025 decreased by $3.0 million and increased by $2.0 million, respectively. The variance for the three and nine months ended September 30, 2026 as compared to the prior comparative periods is significantly attributable to a $3.3 million lease contract surrender fee related to branch/real estate right sizing costs recorded in the three months ended June 30, 2026.

Other noninterest expense increased $12.9 million during the three month period ended September 30, 2026 as compared to the preceding sequential quarter and increased $13.3 million during the nine month period ended September 30, 2026 when compared to the same period in the prior year. While these increases were significantly attributable to the Initiatives, a $2.3 million loss on sale of property related to branch/real estate right sizing costs was recorded during the three month period ended June 30, 2026, whereas a $4.3 million charge was recorded during the nine months ended September 30, 2025 related to a commercial customer deposit fraud event that was identified in the period.

Table 6 below shows noninterest expense for the three month periods ended September 30, 2026 and June 30, 2026 and the nine months ended September 30, 2026 and 2025, respectively, as well as changes between periods.

Table 6: Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,	June 30,	Change		September 30,	September 30,	Change
(Dollars in thousands)	2026	2026	$	%	2026	2025	$	%
Salaries and employee benefits	$78,077	$75,590	$2,487	3.3%	$229,552	$224,935	$4,617	2.1%
Occupancy expense, net	11,708	14,715	(3,007)	(20.4)	38,641	36,601	2,040	5.6
Furniture and equipment expense	5,382	5,739	(357)	(6.2)	16,544	16,214	330	2.0
Other real estate and foreclosure expense	230	695	(465)	(66.9)	1,240	614	626	102.0
Deposit insurance	4,519	4,450	69	1.6	11,264	15,483	(4,219)	(27.2)
Other operating expenses:
Professional services	22,672	6,142	16,530	269.1	35,975	15,868	20,107	126.7
Postage	2,181	2,308	(127)	(5.5)	6,777	6,862	(85)	(1.2)
Telephone	1,449	1,523	(74)	(4.9)	4,486	4,595	(109)	(2.4)
Debit and credit card	2,898	2,962	(64)	(2.2)	8,967	9,437	(470)	(5.0)
Marketing	12,814	6,911	5,903	85.4	26,425	20,324	6,101	30.0
Software and technology	12,034	11,651	383	3.3	34,742	30,707	4,035	13.1
Operating supplies	563	421	142	33.7	1,270	1,886	(616)	(32.7)
Amortization of intangibles	3,098	3,097	1	—	9,292	9,722	(430)	(4.4)
Other	24,410	11,535	12,875	111.6	45,272	31,953	13,319	41.7
Total noninterest expense	$182,035	$147,739	$34,296	23.2%	$470,447	$425,201	$45,246	10.6%

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

As of September 30, 2026, AFS investment securities and assets held in trading accounts were $2.74 billion and $6.9 million, respectively. As of December 31, 2025, AFS and assets held in trading accounts were $3.27 billion and $11.7 million, respectively. We continue to look for opportunities to maximize the value of the investment portfolio.

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

As of September 30, 2026, we had the ability to hold the securities classified as AFS for a period of time sufficient for a recovery of amortized cost and we believed the accounting standard of “more likely than not” has not been met regarding whether we would be required to sell any of the AFS securities before recovery of amortized cost. As of September 30, 2026, the unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2026, we believed the declines in fair value were temporary and we did not believe any of the securities were impaired due to reasons of credit quality. The contractual terms of those investments did not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. We expect the cash flows from principal maturities of securities to provide flexibility to fund future loan growth or reduce wholesale funding.

During the third quarter of 2021, we began utilizing interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of $1.00 billion of fixed rate callable municipal securities held in the AFS portfolio. These swap agreements consist of a two year forward start date and involve the payment of fixed interest rates with a weighted average rate of 1.21% in exchange for variable interest rates based on federal funds rates, which became effective during late third quarter of 2023. Securities within these swap agreements have maturity dates varying between 2028 and 2029. For the nine months ended September 30, 2026, the net amount included in interest income on investment securities in the consolidated statements of income related to these swap agreements was $19.1 million.

LOAN PORTFOLIO

Our loan portfolio averaged $17.78 billion and $16.98 billion during the first nine months of 2026 and 2025, respectively. As of September 30, 2026, total loans were $17.46 billion, a decrease of $27.5 million from December 31, 2025. The decrease in the loan balance during the first nine months of 2026 when compared to December 31, 2025 is primarily due to higher levels of paydowns, early payoffs, and continued focus on profitability and relationship banking as we deleveraged the balance sheet through the run-off of certain lower yielding, low relationship credits. The most significant components of the loan portfolio were loans to businesses (commercial loans, commercial real estate loans and agricultural loans) and individuals (consumer loans, credit card loans and single-family residential real estate loans).

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

The balances of loans outstanding at the indicated dates are reflected in Table 7, according to type of loan.

Table 7: Loan Portfolio

	September 30,	December 31,
(In thousands)	2026	2025
Consumer:
Credit cards	$167,388	$175,760
Other consumer	86,552	115,472
Total consumer	253,940	291,232
Real estate:
Construction and development	2,475,768	2,873,807
Single family residential	2,505,437	2,607,450
Other commercial	8,715,947	8,289,968
Total real estate	13,697,152	13,771,225
Commercial:
Commercial	2,340,957	2,382,339
Agricultural	447,255	306,300
Total commercial	2,788,212	2,688,639
Other	725,378	741,083
Total loans before allowance for credit losses	$17,464,682	$17,492,179

Consumer loans consist of credit card loans and other consumer loans. Consumer loans were $253.9 million at September 30, 2026, or 1.5% of total loans, compared to $291.2 million, or 1.7% of total loans at December 31, 2025. The decrease in consumer loans from December 31, 2025, to September 30, 2026, was primarily due to loan payoffs and pay downs within both the credit card and other consumer portfolios during the period.

Real estate loans consist of construction and development loans (“C&D”) loans, single-family residential loans and commercial real estate (“CRE”) loans. Real estate loans were $13.70 billion at September 30, 2026, or 78.4% of total loans, compared to $13.77 billion, or 78.7%, of total loans at December 31, 2025, a decrease of $74.1 million, or 0.5%. Our C&D loans decreased by $398.0 million, or 13.9%, single family residential loans also decreased by $102.0 million, or 3.9%, while our CRE loans increased by $426.0 million, or 5.1%. The changes among our real estate portfolio reflected our focus on maintaining conservative underwriting standards and structure guidelines while emphasizing prudent pricing discipline during the first nine months of 2026. We expect to continue to manage our C&D and CRE portfolio concentration by developing deeper relationships with our customers.

Commercial loans consist of non-real estate loans related to business and agricultural loans. Total commercial loans were $2.79 billion at September 30, 2026, or 16.0% of total loans, compared to $2.69 billion, or 15.4% of total loans at December 31, 2025, an increase of $99.6 million, or 3.7%. The increase in commercial loans was related to the increase in agricultural loans of $141.0 million, or 46.0%, primarily due to seasonality of the portfolio, which normally peaks in the third quarter.

Other loans mainly consist of mortgage warehouse lending and municipal loans. Mortgage volume experienced a market driven decline during the first nine months of 2026 as compared to December 31, 2025, leading to a decrease of $15.7 million in other loans.

Our commercial loan pipeline consisting of all commercial loan opportunities was $1.26 billion at September 30, 2026 compared to $1.54 billion at December 31, 2025. Commercial loans approved and ready to close at the end of the quarter totaled $454.8 million.

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

Total nonperforming assets increased $62.0 million from December 31, 2025 to September 30, 2026. Nonaccrual loans increased by $67.6 million from December 31, 2025 and foreclosed assets held for sale and other real estate owned decreased $4.9 million as compared to December 31, 2025. The increase in nonaccrual loans was primarily due to a single real estate construction relationship totaling approximately $39.7 million.

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

There were six loan modifications granted to borrowers experiencing financial difficulty during the nine month period ended September 30, 2026. Such modifications included interest rate reductions and/or term extensions and had a total period-end amortized cost basis of $2.7 million at September 30, 2026.

The allowance for credit losses as a percent of total loans was 1.37% as of September 30, 2026. Nonperforming loans equaled 1.03% of total loans. Nonperforming assets were 0.78% of total assets, a 27 basis point increase from December 31, 2025. The allowance for credit losses was 133% of nonperforming loans. Our annualized net charge-offs to average total loans ratio for the first nine months of 2026 was 0.23%. Annualized net credit card charge-offs to average total credit card loans were 2.71% for the first nine months of 2026, compared to 2.95% during the full year 2025, and 121 basis points better than the most recently published industry average charge-off ratio as reported by the Federal Reserve for all banks.

Table 8 presents information concerning nonperforming assets, including nonaccrual loans at amortized cost and foreclosed assets held for sale.

Table 8: Nonperforming Assets

	September 30,	December 31,	September 30,
(Dollars in thousands)	2026	2025	2025
Nonaccrual loans (1)	$179,397	$111,791	$153,516
Loans past due 90 days or more (principal or interest payments)	488	948	423
Total nonperforming loans	179,885	112,739	153,939
Other nonperforming assets:
Foreclosed assets held for sale and other real estate owned	7,133	12,009	6,386
Other nonperforming assets	12	323	392
Total other nonperforming assets	7,145	12,332	6,778
Total nonperforming assets	$187,030	$125,071	$160,717

Allowance for credit losses to nonperforming loans	133%	199%	168%
Nonperforming loans to total loans	1.03%	0.64%	0.90%
Nonperforming assets to total assets	0.78%	0.51%	0.66%
_______________________________________
(1)Includes nonaccrual FDMs of approximately $933,000 and $853,000 at September 30, 2026 and December 31, 2025, respectively.

The interest income on nonaccrual loans is not considered material for the three and nine month periods ended September 30, 2026 and 2025.

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

An analysis of the allowance for credit losses on loans is shown in Table 9.

Table 9: Allowance for Credit Losses

(In thousands)	2026	2025
Balance, beginning of year	$224,377	$235,019

Loans charged off:
Credit card	4,568	5,024
Other consumer	1,268	2,084
Real estate	20,629	7,225
Commercial	7,849	20,579
Total loans charged off	34,314	34,912
Recoveries of loans previously charged off:
Credit card	1,038	802
Other consumer	923	903
Real estate	765	301
Commercial	1,508	1,971
Total recoveries	4,234	3,977
Net loans charged off	30,080	30,935
Provision for credit losses	44,223	53,922
Balance, September 30,	$238,520	$258,006

Loans charged off:
Credit card		1,346
Other consumer		550
Real estate		25,850
Commercial		22,004
Total loans charged off		49,750
Recoveries of loans previously charged off:
Credit card		347
Other consumer		163
Real estate		105
Commercial		390
Total recoveries		1,005
Net loans charged off		48,745
Provision for credit losses		15,116
Balance, end of year		$224,377

Provision for Credit Losses

The amount of provision added to or released from the allowance during the three and nine months ended September 30, 2026 and 2025, and for the year ended December 31, 2025, was based on management’s judgment, with consideration given to the composition and asset quality of the portfolio, historical loan loss experience, and assessment of current and expected economic forecasts and conditions. It is management’s practice to review the allowance on a monthly basis, and after considering the factors previously noted, to determine the level of provision made to the allowance.

Allowance for Credit Losses Allocation

As of September 30, 2026, the allowance for credit losses reflected an increase of approximately $14.1 million from December 31, 2025, while total loans decreased by $27.5 million over the same nine month period. The allocation in each category within the allowance generally reflects the overall changes in the loan portfolio mix.

The increase in the allowance for credit losses during the first nine months of 2026 was due to new loan originations and updated economic assumptions, coupled with specific reserves related to nonperforming loan credit migration during the period, while we continue to strengthen our reserves. Our allowance for credit losses at September 30, 2026 was considered appropriate given the current economic environment and other related factors.

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

Table 10: Allocation of Allowance for Credit Losses

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
Credit cards	$2,468	1.0%	$5,991	1.0%
Other consumer	6,432	4.6%	6,711	4.9%
Real estate	195,732	78.4%	183,677	78.7%
Commercial	33,888	16.0%	27,998	15.4%
Total	$238,520	100.0%	$224,377	100.0%

Allowance for credit losses to period-end loans	1.37%		1.28%
_______________________________________
(1)Percentage of loans in each category to total loans.

DEPOSITS

Deposits are our primary source of funding for earning assets and are primarily developed through our network of approximately 220 financial centers as of September 30, 2026. We offer a variety of products designed to attract and retain customers with a continuing focus on developing core deposits. Our core deposits consist of all deposits excluding time deposits of $250,000 or more and brokered deposits. As of September 30, 2026, core deposits comprised 87.6% of our total deposits.

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

Our total deposits as of September 30, 2026, were $18.62 billion, compared to $20.18 billion as of December 31, 2025. Noninterest bearing transaction accounts, interest bearing transaction accounts and savings accounts totaled $15.29 billion at September 30, 2026, compared to $15.47 billion at December 31, 2025, a decrease of $179.9 million. Total time deposits decreased $1.39 billion to $3.32 billion at September 30, 2026, from $4.71 billion at December 31, 2025 and was primarily related to the balance sheet deleveraging of higher rate deposits, seasonal decreases in public fund deposits and a reduction in the utilization of brokered deposits given pricing relative to FHLB advances over the period. We had $935.4 million and $1.89 billion of brokered deposits at September 30, 2026, and December 31, 2025, respectively. We are continuing to refine our product offerings to give customers flexibility of choice while maintaining the ability to adjust interest rates timely in the current rate environment.

Table 11 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits for the nine months ended September 30, 2026 and the year ended December 31, 2025.

Table 11: Average Deposit Balances and Rates

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Noninterest bearing transaction accounts	$4,255,086	—%	$4,379,001	—%
Interest bearing transaction and savings deposits	11,207,493	2.08%	11,102,447	2.39%
Time deposits	4,279,573	3.38%	5,412,448	3.90%
Total	$19,742,152	1.91%	$20,893,896	2.28%

OTHER BORROWINGS AND SUBORDINATED NOTES AND DEBENTURES

Our total debt was $1.67 billion and $620.0 million at September 30, 2026 and December 31, 2025, respectively. The outstanding balance for September 30, 2026 includes $1.35 billion in FHLB advances; $301.9 million in subordinated notes and unamortized debt issuance costs; and $14.3 million of other long-term debt. FHLB advances outstanding at September 30, 2026 were primarily overnight advances and were classified as short-term advances. The increase in FHLB advances during the comparative period was primarily due to favorable pricing relative to brokered deposits.

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

CAPITAL

Overview

At September 30, 2026, total capital was $3.35 billion. Capital represents shareholder ownership in the Company – the book value of assets in excess of liabilities. At September 30, 2026, our common equity to asset ratio was 13.91% compared to 13.93% at year-end 2025.

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

On October 29, 2019, we filed Amended and Restated Articles of Incorporation (“October Amended Articles”) with the Arkansas Secretary of State. The October Amended Articles classified and designated Series D Preferred Stock, Par Value $0.01 Per Share (“Series D Preferred Stock”), out of our authorized preferred stock. On November 30, 2021, we redeemed all of the Series D Preferred Stock, including accrued and unpaid dividends. On April 27, 2022, our shareholders approved an amendment to our Articles of Incorporation to remove the classification and designation for the Series D Preferred Stock. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

During the nine month period ended September 30, 2026, we repurchased 662,082 shares at an average price of $21.52 per share under the 2026 Program. No shares were repurchased during the three month period ended September 30, 2026 and the three and nine month periods ended September 30, 2025. Market conditions and the Company’s capital needs, among other things, will drive decisions regarding additional, future stock repurchases.

Cash Dividends

We declared cash dividends on our common stock of $0.645 per share for the first nine months of 2026 compared to $0.6375 per share for the first nine months of 2025, an increase of $0.0075, or 1%. The timing and amount of future dividends are at the discretion of our Board of Directors and will depend upon our consolidated earnings, financial condition, liquidity and capital requirements, the amount of cash dividends paid to us by our subsidiaries, applicable government regulations and policies and other factors considered relevant by our Board of Directors. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2026, we met all capital adequacy requirements to which we are subject. As of the most recent notification from regulatory agencies, Simmons Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Simmons Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s categories.

The Company’s risk-based capital ratios at September 30, 2026 and December 31, 2025 are presented in Table 12 below:

Table 12: Risk-Based Capital

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Tier 1 capital:
Stockholders’ equity	$3,349,804	$3,419,240
Goodwill and other intangible assets	(1,364,874)	(1,374,839)
Unrealized loss on available-for-sale securities, net of income taxes	444,941	293,130
Total Tier 1 capital	2,429,871	2,337,531
Tier 2 capital:
Subordinated notes and debentures	301,884	317,714
Qualifying allowance for credit losses and reserve for unfunded commitments	252,179	250,006
Total Tier 2 capital	554,063	567,720
Total risk-based capital	$2,983,934	$2,905,251

Risk weighted assets	$20,162,327	$20,106,493

Assets for leverage ratio	$23,337,099	$23,224,638

Ratios at end of period:
Common equity Tier 1 ratio (CET1)	12.05%	11.63%
Tier 1 leverage ratio	10.41%	10.06%
Tier 1 risk-based capital ratio	12.05%	11.63%
Total risk-based capital ratio	14.80%	14.45%
Minimum guidelines:
Common equity Tier 1 ratio (CET1)	4.50%	4.50%
Tier 1 leverage ratio	4.00%	4.00%
Tier 1 risk-based capital ratio	6.00%	6.00%
Total risk-based capital ratio	8.00%	8.00%

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

Qualifying subordinated debt of $301.9 million and $317.7 million is included as Tier 2 and total capital of the Company for periods ended September 30, 2026 and December 31, 2025, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report may not be based on historical facts and should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “estimate,” “expect,” “foresee,” “intend,” “indicate,” “likely,” “target,” “plan,” “positions,” “prospects,” “project,” “predict,” or “potential,” by future conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would,” or by variations of such words or by similar expressions. These forward-looking statements include, without limitation, those relating to the Company’s future growth, business strategies, product development, acquisitions and their expected benefits, revenue, expenses, assets, asset quality, profitability, earnings, accretion, dividends, customer service, lending capacity and lending activity, loan demand, deposit levels, investment in digital channels, critical accounting policies and estimates, net interest income, net interest margin, noninterest income, noninterest expense, the Company’s stock repurchase program, consumer behavior and liquidity, the Company’s ability to recruit and retain key employees, the adequacy of the allowance for credit losses, income tax deductions, deferred tax assets, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rates and interest rate sensitivity (including, among other things, the impact of rising or declining interest rates), economic conditions, repricing of loans and time deposits, loan loss experience, liquidity, the Company’s expectations regarding actions by the regulatory agencies, capital resources, the expected expenses and cost savings associated with branch closures, market risk, plans for investments in (and cash flows from) securities and investment portfolio strategies, effect of pending and future litigation, staffing initiatives, estimated impacts of the Company’s Initiatives and early retirement program, legal and regulatory limitations and compliance and competition.

These forward-looking statements are based on various assumptions and involve inherent risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: changes in the Company’s operating, acquisition, or expansion strategy; the effects of future economic conditions (including unemployment levels and slowdowns in economic growth), governmental monetary and fiscal policies (including the policies of the Federal Reserve, as well as legislative and regulatory changes); general business conditions, as well as conditions within the financial markets, developments impacting the financial services industry, such as bank failures or concerns involving liquidity; changes in real estate values; changes in interest rates and related governmental policies; the effects of a government shutdown, changes in liquidity, and the availability of and costs associated with obtaining adequate and timely sources of liquidity; increased inflation; changes in the level and composition of deposits, loan demand, deposit flows, and the values of loan collateral, securities and interest sensitive assets and liabilities; changes in credit quality; actions taken by the Company to manage its investment securities portfolio; changes in the securities markets generally or the price of the Company’s common stock, specifically; changes in the assumptions used in making the forward-looking statements; developments in information technology affecting the financial industry, including but not limited to artificial intelligence; cyber threats, attacks or events, including at third parties on which the Company relies for key services; the ability to collect amounts due under loan agreements; reliance on third parties for the provision of key services; further changes in accounting principles relating to loan loss recognition; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; possible adverse rulings, judgments, settlements, fines and other outcomes of pending or future litigation or government actions; changes in tariff policies; general economic and market conditions; changes in governmental administration; market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflicts) or other major events, or the prospect of these events; changes in customer behaviors and preferences, including consumer spending, borrowing and saving habits; the soundness of other financial institutions and indirect exposure related to the closings of other financial institutions and their impact on the broader market through other customers, suppliers and partners (or that the conditions which resulted in the liquidity concerns experienced by closed financial institutions may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships); the loss of key employees; fraud that results in material losses or that the Company has not discovered yet that may result in material losses; increased unemployment; labor shortages; the Company’s ability to manage and successfully integrate its mergers and acquisitions to fully realize cost savings and other benefits associated with those transactions; the Company’s ability to execute on its strategic initiatives including the Initiatives; increased delinquency and foreclosure rates on commercial real estate and other loans; significant increases in nonaccrual loan balances; the effects of government legislation, including tax rules and regulations or changes or interpretations thereof; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, cell-phone/tablet, telephone, computer and the internet; the failure of assumptions underlying the establishment of reserves for possible credit losses, fair value for loans, other real estate owned and other cautionary statements set forth elsewhere in this report.

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

GAAP RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The tables below present computations of adjusted earnings (net income excluding certain items {net branch/real estate rightsizing costs, FDIC special assessment, severance/early retirement program costs, certain professional services, accelerated prepaid expenses, loss on early extinguishment of debt, loss on sale of securities and tax effect}) (non-GAAP), and adjusted diluted earnings per share (non-GAAP) as well as a computation of tangible book value per share (non-GAAP), tangible common equity to tangible assets (non-GAAP), adjusted noninterest income (non-GAAP) and adjusted noninterest expense (non-GAAP). Adjusted items are included in financial results presented in accordance with generally accepted accounting principles (US GAAP).

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

We have $1.396 billion and $1.405 billion total goodwill and other intangible assets for the periods ended September 30, 2026 and December 31, 2025, respectively. Because our acquisition strategy has resulted in a high level of intangible assets, management believes useful calculations include tangible book value per share (non-GAAP) and tangible common equity to tangible assets (non-GAAP).

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

See Table 13 below for the reconciliation of non-GAAP financial measures, which exclude certain items for the periods presented.

Table 13: Reconciliation of Adjusted Earnings (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands, except per share data)	2026	2026	2026	2025
Net income (loss) available to common stockholders	$47,113	$66,691	$182,348	$(475,631)
Certain items (non-GAAP):
Loss on early extinguishment of debt	—	—	—	570
FDIC special assessment	—	—	(1,984)	—
Certain professional services	17,069	—	18,269	—
Severance/early retirement program costs	5,997	1,320	7,600	1,899
Accelerated prepaid expenses	5,889	—	5,889	—
Loss on sale of securities	—	—	—	801,492
Branch/real estate rightsizing costs, net	14,186	6,099	20,816	3,161
Tax effect of certain items (1)	(11,274)	(1,939)	(13,221)	(177,368)
Certain items, net of tax	31,867	5,480	37,369	629,754
Adjusted earnings (non-GAAP)	$78,980	$72,171	$219,717	$154,123

Diluted earnings per share(2)	$0.32	$0.46	$1.25	$(3.63)
Certain items:
Loss on early extinguishment of debt	—	—	—	—
FDIC Special Assessment	—	—	(0.01)	—
Certain professional services	0.12	—	0.13	—
Severance/early retirement program costs	0.04	0.01	0.05	0.02
Accelerated prepaid expenses	0.04	—	0.04	—
Loss on sale of securities	—	—	—	6.11
Branch/real estate rightsizing costs, net	0.10	0.04	0.14	0.02
Tax effect (1)	(0.08)	(0.01)	(0.09)	(1.34)
Certain items, net of tax	0.22	0.04	0.26	4.81
Adjusted diluted earnings per share (non-GAAP)	$0.54	$0.50	$1.51	$1.18
_______________________________________
(1)Actual tax rate of 21.946% on 2025 loss on sale of securities. Effective tax rate of 26.135% on all other items.
(2)Average diluted common shares outstanding were 145,323,958 as of June 30, 2026. See Note 15, Earnings Per Share (“EPS”), for number of shares used to determine EPS for the three month period ended September 30, 2026 and the nine months ended September 30, 2026 and 2025.

See Table 14 below for the reconciliation of adjusted noninterest income and adjusted noninterest expense for the periods presented.

Table 14: Reconciliations of Adjusted Noninterest Income (non-GAAP) and Adjusted Noninterest Expense (non-GAAP)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(In thousands)	2026	2026	2026	2025
Noninterest income	$47,191	$47,939	$139,327	$(667,678)
Certain noninterest income items:
Loss on early extinguishment of debt	—	—	—	570
Loss on sale of securities	—	—	—	801,492
Total certain items	—	—	—	802,062
Adjusted noninterest income (non-GAAP)	$47,191	$47,939	$139,327	$134,384

Noninterest expense	$182,035	$147,739	$470,447	$425,201
Certain noninterest expense items:
Severance/early retirement program costs	(5,997)	(1,320)	(7,600)	(1,899)
FDIC Special Assessment	—	—	1,984	—
Certain professional services	(17,069)	—	(18,269)	—
Accelerated prepaid expenses	(5,889)	—	(5,889)	—
Branch/real estate rightsizing costs	(14,186)	(6,099)	(20,816)	(3,161)
Total certain items	(43,141)	(7,419)	(50,590)	(5,060)
Adjusted noninterest expense (non-GAAP)	$138,894	$140,320	$419,857	$420,141

See Table 15 below for the reconciliation of tangible book value per share.

Table 15: Reconciliation of Tangible Book Value per Share (non-GAAP)

	September 30,	December 31,
(In thousands, except per share data)	2026	2025
Total common stockholders’ equity	$3,349,804	$3,419,240
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(75,132)	(84,423)
Total intangibles	(1,395,931)	(1,405,222)
Tangible common stockholders’ equity	$1,953,873	$2,014,018
Shares of common stock outstanding	144,517,233	144,762,817

Book value per common share	$23.18	$23.62

Tangible book value per share (non-GAAP)	$13.52	$13.91

See Table 16 below for the calculation of tangible common equity and the reconciliation of tangible common equity to tangible assets.

Table 16: Reconciliation of Tangible Common Equity and the Ratio of Tangible Common Equity to Tangible Assets (non-GAAP)

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Total common stockholders’ equity	$3,349,804	$3,419,240
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(75,132)	(84,423)
Total intangibles	(1,395,931)	(1,405,222)
Tangible common stockholders’ equity	$1,953,873	$2,014,018

Total assets	$24,074,481	$24,540,877
Intangible assets:
Goodwill	(1,320,799)	(1,320,799)
Other intangible assets	(75,132)	(84,423)
Total intangibles	(1,395,931)	(1,405,222)
Tangible assets	$22,678,550	$23,135,655

Ratio of common equity to assets	13.91%	13.93%
Ratio of tangible common equity to tangible assets (non-GAAP)	8.62%	8.71%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has leveraged its investment in Simmons Bank and depends upon the dividends paid to it, as the sole shareholder of Simmons Bank, as a principal source of funds for dividends to shareholders, stock repurchases and debt service requirements. At September 30, 2026, undivided profits of Simmons Bank were approximately $163.8 million, none of which were available for the payment of dividends to the Company without regulatory approval. In addition to dividends, other sources of liquidity for the Company are the sale of equity securities and the borrowing of funds.

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

The first source of liquidity available to the Company is federal funds. Federal funds are available on a daily basis and are used to meet the normal fluctuations of a dynamic balance sheet. As of September 30, 2026, Simmons Bank had approximately $675.0 million in federal funds lines of credit from upstream correspondent banks that can be accessed, if and when needed. In order to ensure availability of these upstream funds we test these borrowing lines at least annually. Historical monitoring of these funds has made it possible for us to project seasonal fluctuations and structure our funding requirements on a month-to-month basis.

Second, Simmons Bank has lines of credit available with the FHLB. While we use portions of those lines to match off longer-term mortgage loans, we also use those lines to meet liquidity needs. As of September 30, 2026, approximately $4.99 billion of these lines of credit are available, if needed, for liquidity.

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

Fifth, we use a laddered investment portfolio that ensures there is a steady source of intermediate term liquidity. These funds can be used to meet seasonal loan patterns and other intermediate term balance sheet fluctuations. All of the investment portfolio was classified as available-for-sale or assets held for trading as of September 30, 2026, and we may generate additional liquidity through opportunistic sales of investment securities. We also use securities held in the securities portfolio to pledge when obtaining public funds.

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

As of September 30, 2026, the model simulations projected that 100 and 200 basis point increases in interest rates would result in a positive variance in net interest income of 1.00% and 1.81%, respectively, relative to the base case over the next 12 months. Interest rate decreases of 100 and 200 basis points would result in negative variances in net interest income of 2.63% and 4.12%, respectively, relative to the base case over the next 12 months.

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

The table below presents our sensitivity to net interest income at September 30, 2026:

Table 17: Net Interest Income Sensitivity

Interest Rate Scenario	% Change from Base
Up 200 basis points	1.81%
Up 100 basis points	1.00%
Down 100 basis points	(2.63)%
Down 200 basis points	(4.12)%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026, which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recently, the financial services industry has experienced rapid developments in artificial intelligence, including agentic artificial intelligence. The use of artificial intelligence models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for artificial intelligence is uncertain and rapidly involving, potentially increasing compliance costs and risks of noncompliance. We may be exposed to the risk that generative artificial intelligence models may produce incorrect outputs, release confidential information, reflect biases, or otherwise cause harm. Their complexity may make it challenging to understand all outputs and comply with documentation or explanation requirements. Further, regulators have warned financial institutions of an increased risk of cyber attacks with the use of artificial intelligence. Any of these risks could adversely affect our business, expose us to liability or other adverse legal or regulatory consequences, or otherwise adversely affect our financial results.

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

Information concerning our purchases of common stock during the quarter ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$160,755,000
August 1, 2026 - August 31, 2026	—	—	—	$160,755,000
September 1, 2026 - September 30, 2026	—	—	—	$160,755,000
Total	—	$—	—
_______________________________________
(1)No shares of restricted stock were purchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

Item 5.     Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

SIMMONS FIRST NATIONAL CORPORATION
(Registrant)

Date:	November 4, 2026	/s/ James M. Brogdon
James M. Brogdon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	/s/ C. Daniel Hobbs
C. Daniel Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2026	/s/ David W. Garner
David W. Garner
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)